Form 10-Q
period 1996-03-31
FELCOR SUITE HOTELS INC
filed 1996-05-14
CIK 923603

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

 /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

 / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-24250

                           FELCOR SUITE HOTELS, INC.
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                      72-2541756
       (State or other jurisdiction of                        I.R.S. Employer
        incorporation or organization)                       Identification No.

5215 N. O'CONNOR BLVD., SUITE 330, IRVING, TEXAS                   75039
   (Address of principal executive offices)                      (Zip Code)

                                 (214) 869-8180
              (Registrant's telephone number, including area code)

                                      N/A
            (Former name, former address and former fiscal year,
                        if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

         The number of shares of Common Stock, par value $.01 per share, of FelCor Suite Hotels, Inc. outstanding on April 30, 1996 was 22,884,520.


- -------------------------------------------------------------------------------

                           FELCOR SUITE HOTELS, INC.

                                     INDEX


                        PART I. -- FINANCIAL INFORMATION

                                                                                                       PAGE
                                                                                                       ----
Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
          FELCOR SUITE HOTELS, INC.
             Condensed Consolidated Balance Sheets - March 31, 1996 (Unaudited)
                  and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
             Condensed Consolidated Statements of Operations -- For the Three Months
                  Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . . . . .        4
             Condensed Consolidated Statements of Cash Flows -- For the Three Months
                  Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . . . . .        5
             Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . .        7
          DJONT OPERATIONS, L.L.C.
             Consolidated Balance Sheets - March 31, 1996 (Unaudited)
                  and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
             Consolidated Statements of Operations -- For the Three Months
                  Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . . . . .       13
             Consolidated Statements of Cash Flows -- For the Three Months
                  Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . . . . .       14
             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .       15
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17


                                        PART II. -- OTHER INFORMATION

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27
INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FELCOR SUITE HOTELS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                                  MARCH 31,   DECEMBER 31,
                                                                                    1996          1995
                                                                                  ---------   -----------
                                                                                  (UNAUDITED)
Investment in hotel properties, net ...........................................   $ 726,727    $ 338,974
Cash and cash equivalents .....................................................         660      166,821
Prepayments ...................................................................       8,959       35,317
Due from Lessee ...............................................................       8,048        2,396
Deferred expenses, net ........................................................       2,391        1,713
Mortgage notes receivable (Notes 1 and 5)......................................      24,000
Other assets ..................................................................       1,912        3,138
                                                                                  ---------    ---------

         Total assets .........................................................   $ 772,697    $ 548,359
                                                                                  =========    =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Distributions payable .........................................................   $  11,907    $   4,918
Accrued expenses and other liabilities ........................................       5,563        3,552
Debt ..........................................................................     164,916        8,410
Capital lease obligations .....................................................      13,627       11,256
Minority interest in Partnership ..............................................      69,202       58,837
                                                                                  ---------    ---------
         Total liabilities ....................................................     265,215       86,973
                                                                                  ---------    ---------
Commitments and contingencies (Note 2)

Shareholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized, no shares issued
Common Stock, $.01 par value, 50,000 shares authorized, 22,784 and
         21,135 shares issued and outstanding at March 31, 1996
         and December 31, 1995, respectively ..................................         228          211
Additional paid in capital ....................................................     508,208      463,524
Unearned officers' and directors' compensation ................................        (571)        (473)
Distributions in excess of earnings ...........................................        (383)      (1,876)
                                                                                  ---------    ---------
         Total shareholders' equity ...........................................     507,482      461,386
                                                                                  ---------    ---------

         Total liabilities and shareholders' equity ...........................   $ 772,697    $ 548,359
                                                                                  =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                            1996     1995
                                                                                          -------   -------
Revenues:
  Percentage lease revenue ............................................................   $24,351   $ 5,372
  Other revenue .......................................................................       147         8
                                                                                          -------   -------

         Total revenue ................................................................    24,498     5,380
                                                                                          -------   -------
Expenses:
  General and administrative ..........................................................       297       147
  Depreciation ........................................................................     4,516     1,058
  Amortization of loan costs and organization costs ...................................       115        43
  Taxes, insurance and other ..........................................................     3,585       559
  Amortization of unearned officers' and directors' compensation ......................        69        30
  Interest expense ....................................................................     2,325       317
                                                                                          -------   -------

         Total expenses ...............................................................    10,907     2,154
                                                                                          -------   -------

Income before minority interest .......................................................    13,591     3,226

Minority interest .....................................................................     1,620       854
                                                                                          -------   -------


Net income applicable to common shareholders ..........................................   $11,971   $ 2,372
                                                                                          =======   =======

Net income per common share ...........................................................   $  0.53   $  0.50
                                                                                          =======   =======

Weighted average number of common shares outstanding ..................................    22,614     4,707
                                                                                          =======   =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 1996          1995
                                                                               ---------    ---------
Cash flows from operating activities:
      Net income ...........................................................   $  11,971    $   2,372
      Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
             Depreciation and amortization .................................       4,700        1,131
             Minority interest .............................................       1,620          854
             Changes in assets and liabilities:
             Due from Lessee ...............................................      (5,652)        (781)
             Deferred expenses and other assets ............................        (450)         274
             Accrued expenses and other liabilities ........................       2,011         (569)
                                                                               ---------    ---------
                    Net cash flow provided by operating activities .........      14,200        3,281
                                                                               ---------    ---------
Cash flows from investing activities:
      Acquisition of hotel properties and related accounts .................    (226,577)      (1,568)
      Acquisition of mortgage notes receivable .............................     (24,000)
      Improvements and additions to hotel properties .......................      (9,272)        (338)
                                                                               ---------    ---------
                    Net cash flow used in investing activities .............    (259,849)      (1,906)
                                                                               ---------    ---------
Cash flows from financing activities:
      Proceeds from borrowings .............................................      66,200
      Repayment of borrowings ..............................................     (18,746)
      Loan costs ...........................................................        (875)
      Proceeds from Second Subscription Agreement ..........................      37,827
      Distributions paid to limited partners ...............................      (1,102)        (653)
      Distributions paid to common shareholders ............................      (3,816)      (1,804)
                                                                               ---------    ---------
                    Net cash flow provided by (used in) financing
                       activities...........................................      79,488       (2,457)
                                                                               ---------    ---------
Net change in cash and cash equivalents ....................................    (166,161)      (1,082)
Cash and cash equivalents at beginning of period ...........................     166,821        1,118
                                                                               ---------    ---------
Cash and cash equivalents at end of period .................................   $     660    $      36
                                                                               =========    =========

Supplemental cash flow information --
      Interest paid ........................................................   $   1,455    $     390
                                                                               =========    =========

                           FELCOR SUITE HOTELS, INC.

Supplemental disclosure of noncash financing activities:

     The Company granted an aggregate of 6,000 shares of common stock in lieu of cash compensation to four of its directors for 1996, which at January 1, 1996, were valued at $27.75 per share.

     In the first quarter of 1996 the Company purchased certain assets and assumed certain liabilities of hotel properties. These purchases were recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows:


Assets acquired ...................................       $ 383,492
Application of prepayment to acquisition
  of hotel properties..............................         (28,612)
Debt assumed ......................................        (108,744)
Capital equipment leases assumed ..................          (2,679)
Partnership units issued ..........................         (10,880)
Common stock issued ...............................          (6,000)
                                                          ---------
      Net cash paid ...............................       $ 226,577
                                                          =========

     On March 18, 1996, the Company declared a dividend of $0.46 per share of Common Stock for the first quarter of 1996 which was paid on April 30, 1996 to shareholders of record on April 1, 1996.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND ACQUISITIONS

     FelCor Suite Hotels, Inc. formed as a self-administered real estate investment trust ("REIT"), was incorporated on May 16, 1994 and commenced operations on July 28, 1994. At the commencement of operations, FelCor Suite Hotels, Inc. acquired an equity interest of approximately 74% in FelCor Suites Limited Partnership (the "Partnership"), which owned six Embassy Suites(R) hotels (the "Initial Hotels") with an aggregate of 1,479 suites. At March 31, 1996, FelCor Suite Hotels, Inc. owned, through its 88.0% ownership of the Partnership and its consolidated subsidiaries (collectively, the "Company"), interests in 34 hotels with an aggregate of 7,880 suites (collectively the "Hotels"), and had two additional hotels under purchase contracts and one hotel under option. The following table provides certain information regarding the Company's acquisition of the 28 additional hotels acquired through March 31, 1996:

                                             NUMBER OF HOTELS     NUMBER OF SUITES       AGGREGATE
     QUARTER                                    ACQUIRED              ACQUIRED         PURCHASE PRICE
     -------                                 ----------------     ----------------     --------------
                                                                                   (DOLLARS IN MILLIONS)
4th Quarter 1994                                        1                 251              $ 25.8
1st Quarter 1995                                        2                 350                27.4
2nd Quarter 1995                                        1                 100                 9.4
3rd Quarter 1995                                        3                 542                31.3
4th Quarter 1995                                        7               1,657               169.0
1st Quarter 1996                                       14               3,501               383.5
                                                    -----               -----              ------
                                                       28               6,401              $646.4
                                                    =====               =====              ======

     The Company owns 100% equity interests in 26 of the acquired hotels and 69% and 50% interests in separate partnerships that own the Los Angeles Airport and Chicago-Lombard hotels. Of the Hotels, 12 were Embassy Suites hotels at the time of acquisition, and at March 31, 1996, 10 hotels had undergone upgrading or renovation since acquisition and been converted to Embassy Suites hotels (8) or to Doubletree Guest Suites(R) hotels (2), 11 hotels were in the process of being upgraded or renovated in preparation for their conversion to Embassy Suites hotels and one was a Hilton Suites(R) hotel. In addition, the Company is currently constructing an additional 17 suites at one of the acquired hotels and presently intends to construct an aggregate of 161 net additional suites at two of the acquired hotels at an estimated aggregate cost of $17.7 million.

     A brief discussion of the hotels acquired in the first quarter of 1996 follows:

     On January 3, 1996, the Company acquired nine of the 18 Crown Sterling Suites(R) hotels (collectively, in whole or part, the "CSS Hotels") for an aggregate consideration of approximately $295 million, consisting of approximately $214 million in cash including previous prepayments, the assumption of approximately $75 million in existing indebtedness and the issuance of 215,827 shares of common stock of the Company valued at $6 million. The nine CSS Hotels are located in Anaheim, California (222 suites), Baton Rouge, Louisiana (224 suites), Birmingham, Alabama (242 suites), Deerfield Beach, Florida (244 suites), Ft. Lauderdale, Florida (359 suites), Miami (Airport), Florida (314 suites), Milpitas, California (267 suites), Phoenix (Biltmore), Arizona (233 suites) and San Francisco (Airport North), California (312 suites). The Company has converted one hotel and plans to convert the remaining hotels to Embassy Suites hotels.

     On January 10, 1996, the Company acquired an Embassy Suites hotel in Piscataway, New Jersey (225 suites) and a Hilton Suites(R) hotel in Lexington, Kentucky (174 suites) for an aggregate consideration of approximately $36 million, consisting of approximately $11 million in cash, the assumption of approximately $14 million in existing mortgage indebtedness and the issuance of 410,517 units of Partnership interest valued at approximately $11 million. The Lexington hotel continues to operate as a Hilton Suites hotel.

     On February 21, 1996, the Company acquired the Beaver Creek Lodge in Beaver Creek, Colorado (72 suites) for approximately $11.3 million in cash. The Company has converted this hotel to an Embassy Suites hotel.

                           FELCOR SUITE HOTELS, INC.

1.   ORGANIZATION AND ACQUISITIONS -- (CONTINUED)

     On February 28, 1996, the Company acquired the Embassy Suites hotel in Boca Raton, Florida (263 suites) for approximately $18.8 million in cash.

     On March 27, 1996, the Company acquired the general and certain limited partner interests (representing an approximate 69% aggregate equity interest) in, and certain indebtedness of, the limited partnership owning the 350-suite CSS Hotel at the Los Angeles International Airport. Due to the limited partnership's indebtedness to the Company, the Company will realize substantially all of the economic benefit of the hotel's operations for the foreseeable future. The Company paid approximately $690,000 in cash for such interests and loaned this partnership approximately $2.5 million. Of this loan, approximately $2.0 million was used to reduce such partnership's non-recourse first mortgage indebtedness to a third party to approximately $19.7 million. The aggregate consideration is approximately $22.4 million.

     Pursuant to a subscription agreement, the Company issued an aggregate of 1,427,439 shares of Common Stock to Promus Hotels, Inc. ("Promus") effective in January and February 1996 at a subscription price of $26.50 per share. In addition to the proceeds from the sale of stock to Promus and cash on hand, funds were borrowed under the Line of Credit (as herein defined) and debt was assumed on certain of the hotels acquired to finance the purchases of the foregoing hotels.

     At March 31, 1996, the Company leased all of the Hotels to DJONT Operations, L.L.C. or a wholly-owned subsidiary (collectively the "Lessee") under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey A. Feldman and Thomas J. Corcoran, Jr. the Chairman of the Board and Chief Executive Officer of the Company, respectively, beneficially own 50% of the Lessee. The remaining 50% of the Lessee is beneficially owned by the children of Charles N. Mathewson, a director of the Company. The Lessee has entered into management agreements pursuant to which 30 of the Hotels are managed by Promus, two of the Hotels are managed by a subsidiary of Doubletree Hotel Corporation ("Doubletree"), and two of the Hotels are managed by American General Hospitality, Inc. ("AGHI").

     At March 31, 1996, the Company was committed to purchasing two additional CSS Hotels for an estimated aggregate consideration of $46 million. In anticipation of the purchase of these hotels the Company purchased the mortgage debt and accrued interest associated with the hotels, with a face value of $28.4 million, for $24 million on March 28, 1996. These notes continue to accrue interest at the respective mortgage rates which is fixed at 8.25% for one hotel while the other is variable based on the London interbank offered rate ("LIBOR") plus 250 basis points. (See Note 5. Subsequent Events.)

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "10-K"). The notes to the financial statements included herein highlight significant changes to notes included in the 10-K and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.   COMMITMENTS AND CONTINGENCIES

     After conversion of the hotels acquired by the Company in December
1995 and the first quarter of 1996, the Hotels will operate as Embassy Suites
(31), Doubletree Guest Suites (2) and Hilton Suites (1). The Embassy Suites hotels and Hilton Suites hotel will operate pursuant to franchise license agreements, which require the payment of fees based on a percentage of suite revenue. These fees are paid by the Lessee. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels.

                           FELCOR SUITE HOTELS, INC.

2.   COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     The Hotels are managed by Promus (30), Doubletree (2), and AGHI (2) on behalf of the Lessee. The Lessee pays the managers a base management fee based on a percentage of total revenue and an incentive management fee based on the Lessee's net income before overhead expenses.

     The Lessee has future lease commitments to the Company under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels) and 2006 (14 hotels). The lease commitment under the Percentage Lease between the Lessee and the Promus/FelCor Lombard Venture (which owns the Chicago-Lombard hotel and which is not consolidated with the Company), of which the Company owns 50%, is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) under these noncancellable operating leases (excluding the Chicago-Lombard hotel) at March 31, 1996 are as follows (in thousands):

 YEAR
 ----
 Remainder of 1996 .................................................    $ 37,944
 1997...............................................................      50,592
 1998...............................................................      50,592
 1999...............................................................      50,592
 2000...............................................................      50,592
 2001 and thereafter ...............................................     237,914
                                                                        --------
                                                                        $478,226
                                                                        ========

     The Company has a capital upgrade and renovation program for the CSS
Hotels and the other hotels acquired since September 1995 and has committed approximately $60 million to be spent in 1995 and 1996 for this program. The Company has spent approximately $10.9 million on such capital improvements through the end of the first quarter of 1996 and expects to substantially complete this program by the end of 1996. Promus has guaranteed a loan to the Company up to $25 million to be used to fund a portion of the renovations of the CSS Hotels that are being converted to Embassy Suites hotels ("Renovation Loan"). At March 31, 1996, the Company had borrowed an aggregate of approximately $8.0 million under this Renovation Loan.

3.   DEBT AND CAPITAL LEASE OBLIGATIONS

     Debt and capital lease obligations at March 31, 1996 and December 31, 1995 consist of the following (in thousands):

                                                            1996          1995
                                                          --------      --------
Bank line of credit ................................      $ 43,600
Hotel mortgage debt ................................       108,744
Renovation loan facility ...........................         8,000
Note payable to Promus .............................         3,672      $  7,500
Other debt payable .................................           900           910
Capital equipment lease obligations ................         3,710         1,213
Capital land and building lease obligations ........         9,917        10,043
                                                          --------      --------
                                                          $178,543      $ 19,666
                                                          ========      ========

     The Company has a revolving line of credit facility ("Line of Credit") of $100 million. The Line of Credit bears interest, at the Company's option, at (1) the prime rate, or (2) the 30-day or 90-day LIBOR plus 200 basis points, or (3) the 30-day or 90-day U. S. Treasury Note yield plus 250 or 275 basis points, respectively. At March 31, 1996, the Line of Credit interest rate was based on LIBOR and the interest rates ranged from 7.28% to 7.50%.

                           FELCOR SUITE HOTELS, INC.

3.   DEBT AND CAPITAL LEASE OBLIGATIONS -- (CONTINUED)

     The hotel mortgage debt bears interest at various rates ranging from 6.89% to 8.78% for the three months ended March 31, 1996. These mortgages are collateralized by interests in eight hotel properties and have maturities that range from 2000 to 2005.

     Minimum future principal payments on hotel mortgage debt outstanding at March 31, 1996 are as follows (in thousands):

YEAR
- ----
Remainder of 1996 .................................................    $ 10,150
1997...............................................................       1,029
1998...............................................................       1,134
1999...............................................................       1,228
2000...............................................................      80,185
2001 and thereafter ...............................................      15,018
                                                                       --------
                                                                       $108,744
                                                                       ========

     The Company has a Renovation Loan facility, guaranteed by Promus, of up to $25 million, to be used to fund a portion of the renovation costs of the CSS Hotels being converted to Embassy Suites hotels. The Renovation Loan bears interest based on LIBOR ranging from 5.84% to 5.96% at March 31, 1996. The Renovation Loan requires quarterly principal payments of $1.25 million beginning June 30, 1999 with the remaining principal balance due on June 1, 2000.

     Minimum future lease payments under capital land, building and equipment leases at March 31, 1996 are as follows (in thousands):

YEAR
- ----
Remainder of 1996 ...............................................     $  2,470
1997 ............................................................        3,015
1998 ............................................................        2,368
1999 ............................................................        1,465
2000 ............................................................        1,328
2001 and thereafter .............................................       13,602
                                                                      --------
                                                                        24,248
Executory costs .................................................         (889)
Imputed interest ................................................       (9,732)
                                                                      --------
Present value of net minimum lease payments .....................     $ 13,627
                                                                      ========

4.   PRO FORMA INFORMATION

     The following unaudited Pro Forma Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995 are presented as if the acquisition of the Company's interest in all the Hotels, the acquisition of the two additional CSS Hotels then under contract, and the consummation of the Company's securities offerings through March 31, 1996 had occurred on January 1, 1995 and all of the 36 hotels had been leased to Lessee pursuant to the Percentage Leases since that date. Such pro forma information is based in part upon the Statements of Operations of Lessee included elsewhere in this Quarterly Report on Form 10-Q. Such information should be read in conjunction with the financial statements listed in the Index on page 2. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. The pro forma information does not include earnings on the Company's cash and short term investments and does not purport to present what the actual results of operations of the Company would have been if the previously mentioned transactions had occurred on such dates or to project the results of operations of the Company for any future period.

                           FELCOR SUITE HOTELS, INC.

4.   PRO FORMA INFORMATION --(CONTINUED)

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                                 1996       1995
                                                                                -------   -------
REVENUES:
      Percentage lease revenue ..............................................   $27,276   $26,062
EXPENSES:
      General and administrative ............................................       306       306
      Depreciation and amortization .........................................     6,542     6,117
      Taxes, insurance and other ............................................     3,864     3,422
      Amortization of unearned officers' and directors ......................        69        41

      Interest expense ......................................................     3,536     3,635
                                                                                -------   -------

      Income before minority interest .......................................    12,959    12,541
      Minority interest .....................................................     1,542     1,492
                                                                                -------   -------
      Net income applicable to common shareholders ..........................   $11,417   $11,049
                                                                                =======   =======
      Net income per common share ...........................................   $   .50   $   .48
                                                                                =======   =======

      Weighted average number of common shares outstanding ..................    23,054    23,031
                                                                                =======   =======

5.   SUBSEQUENT EVENTS

     On April 25, 1996, the SEC declared effective the Company's omnibus shelf registration statement ("Shelf Registration"), which provides for offerings by the Company, from time to time of up to an aggregate of $500 million in securities, which may include its debt securities, preferred stock, common stock and/or common stock warrants. On May 6, 1996, the Company announced the closing of an offering pursuant to the Shelf Registration of six million shares of its $1.95 Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at $25.00 per share. The Series A Preferred Stock will pay an annual dividend equal to the greater of $1.95 per share (yielding 7.8% based on the $25 purchase price) or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A Preferred Stock is then convertible and will be cumulative from May 6, 1996. Each share of the Series A Preferred Stock is convertible at the shareholder's option to
0.7752 shares of common stock, subject to certain adjustments, and may not be redeemed by the Company before April 30, 2001. The Company plans to use approximately $87.3 million of the proceeds from the Series A Preferred Stock to pay down debt existing at March 31, 1996. The balance of the net proceeds is expected to be used to acquire the two remaining CSS Hotels in Mandalay Beach and Napa, California, to fund a portion of the Company's $60 million renovation and conversion program for all acquired hotels, and to provide funds for future acquisitions and general corporate purposes.

     On March 18, 1996, the Company declared a dividend of $0.46 per share of common stock for the first quarter of 1996 which was paid on April 30, 1996 to shareholders of record on April 1, 1996.

     On May 8, 1996, the Company acquired two additional CSS Hotels in Mandalay Beach, California (249 suites) and Napa, California (205 suites) for an aggregate purchase price of approximately $46 million. The purchase of these hotels fulfills the commitment to purchase a total of 18 hotels from Crown Sterling Suites, as announced in September 1995. In conjunction with the purchase of these hotels the mortgage notes receivable that were acquired by the Company in the first quarter of 1996, relating to these hotels, were canceled.

     On April 2, 1996, Promus paid approximately $2.8 million for 104,028 shares of the Company's common stock relating to the purchase of the Los Angeles Airport hotel, pursuant to a subscription agreement. Additionally as a result of the purchase of the Napa, California and Mandalay Beach, California hotels on May 8, 1996, the Company has met the requirements under the previously noted subscription agreement requiring Promus to purchase the final 165,569 shares of common stock purchasable thereunder for approximately $4.4 million.

                            DJONT OPERATIONS, L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                  MARCH 31, DECEMBER 31,
                                                                                    1996       1995
                                                                                  --------  -----------
                                                                                 (UNAUDITED)
Cash and cash equivalents .....................................................   $ 14,144   $  5,345
Accounts receivable, net ......................................................      5,639      3,129
Inventories ...................................................................        822        532
Prepaid expenses ..............................................................        355        288
Other assets ..................................................................      1,143        305
                                                                                  --------   --------


      Total assets ............................................................   $ 22,103   $  9,599
                                                                                  ========   ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade .......................................................   $  1,567   $  1,393
Accounts payable, other .......................................................        730        605
Due to FelCor Suite Hotels, Inc. ..............................................      8,048      2,396
Accrued expenses and other liabilities ........................................     11,676      5,978
                                                                                  --------   --------
      Total liabilities .......................................................     22,021     10,372
                                                                                  --------   --------

Shareholders' equity (deficit):

     Capital ..................................................................          1          1
     Earnings in excess (deficient) of distributions ..........................         81       (774)
                                                                                  --------   --------
      Total shareholders' equity (deficit)  ...................................         82       (773)
                                                                                  --------   --------

      Total liabilities and shareholders' equity ..............................   $ 22,103   $  9,599
                                                                                  ========   ========


      The accompanying notes are an integral part of these financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)


                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       ------------------
                                                                                          1996     1995
                                                                                        -------   -------
Revenue:
     Suite revenue ..................................................................   $52,176   $12,852
     Food and beverage revenue ......................................................     3,863       598
     Food and beverage rent .........................................................       426        45
     Other revenue ..................................................................     3,978       677
                                                                                        -------   -------
         Total revenues .............................................................    60,443    14,172
                                                                                        -------   -------
Expenses:
     Property operating costs and expenses ..........................................    13,244     3,362
     General and administrative .....................................................     4,085       982
     Advertising and promotion ......................................................     4,278     1,088
     Repair and maintenance .........................................................     2,719       721
     Utilities ......................................................................     2,497       543
     Management fee .................................................................     1,519       305
     Franchise fee ..................................................................     1,015       514
     Food and beverage expenses .....................................................     3,797       522
     Percentage lease payments ......................................................    24,727     5,372
     Lessee overhead expenses .......................................................       324       222
     Liability insurance ............................................................       377        71
     Other ..........................................................................     1,006        81
                                                                                        -------   -------

         Total expenses .............................................................    59,588    13,783
                                                                                        -------   -------
Net income ..........................................................................   $   855   $   389
                                                                                        =======   =======


      The accompanying notes are an integral part of these financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)



                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                        --------------------
                                                                                          1996        1995
                                                                                        --------    --------
Cash flows from operating activities:
     Net income .....................................................................   $    855     $   389
     Adjustments to reconcile net income to net cash used in
     operating activities:
     Changes in assets and liabilities:
          Accounts receivable .......................................................     (2,510)       (823)
          Inventories ...............................................................       (290)        (79)

          Prepaid expenses ..........................................................        (67)       (191)
          Other assets ..............................................................       (838)       (146)
          Due to FelCor Suite Hotels, Inc. ..........................................      5,652         781
          Accounts payable, accrued expenses and other liabilities ..................      5,997        (436)
                                                                                        --------    --------
               Net cash flow provided by operating activities .......................      8,799        (505)
                                                                                        --------    --------

Net change in cash and cash equivalents .............................................      8,799        (505)
Cash and cash equivalents at beginning of periods ...................................      5,345       3,259
                                                                                        --------    --------
Cash and cash equivalents at end of periods .........................................   $ 14,144    $  2,754
                                                                                        ========    ========


         The accompany notes are an integral part of these financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

     DJONT Operations, L.L.C. is a Delaware limited liability company
(together with its wholly-owned subsidiary, the "Lessee") which was incorporated on June 29, 1994 and began operations on July 28, 1994. All of the voting Class A membership interest in Lessee (representing a 50% equity interest) is owned by Hervey A. Feldman and Thomas J. Corcoran, Jr. who serve as directors and officers of FelCor Suite Hotels, Inc. (the "Company") and as managers and officers of the Lessee. All of the non-voting Class B membership interest in Lessee (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Mr. Mathewson, a director of the Company. The Lessee leases each of the 34 hotels in which FelCor Suites Limited Partnership (the "Partnership") had an ownership interest at March 31, 1996 (the "Hotels"), pursuant to percentage leases ("Percentage Leases").

     Messrs. Feldman and Corcoran, as the beneficial owners of an aggregate 50% of the Lessee, have entered into an agreement with the Company pursuant to which they have agreed that, for a period of ten years, any distributions received by them from the Lessee (in excess of their tax liabilities with respect to the income of the Lessee) will be utilized to purchase common stock from the Company annually, at a price based upon a formula approved by the independent directors relating to the then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling any stock so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% of the Lessee, may elect to purchase common stock or units of Partnership interest upon similar terms, at its option. The independent directors of the Company may suspend or terminate such agreement at any time.

     Thirty-one of the Hotels are, or are in the process of being converted into, Embassy Suites(R) hotels, 30 of which are being managed for the Lessee by Promus Hotels, Inc. ("Promus"). Two of the hotels are operated as Doubletree Guest Suites(R) hotels and managed by a subsidiary of Doubletree Hotels Corporation ("Doubletree"). One of the Hotels is operated under a Hilton Suites(R) hotel franchise and, together with one of the Company's Embassy Suites hotels, is managed for the Lessee by American General Hospitality, Inc. ("AGHI").

2.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

     The Lessee has future lease commitments under the Percentage Leases which expire in 2004 (7 hotels) 2005 (13 hotels) and 2006 (14 hotels). Minimum future rental payments are computed based on the base rent as defined under these noncancellable operating leases and are as follows (in thousands):

YEAR                                                                    AMOUNT
- ----                                                                   --------
Remainder of 1996 .................................................    $ 39,369
1997 ..............................................................      52,492
1998 ..............................................................      52,492
1999 ..............................................................      52,492
2000 ..............................................................      52,492
2001 and thereafter ...............................................     246,781
                                                                       --------
                                                                       $496,118
                                                                       ========

     Under the franchise agreements, the Lessee typically remits to Promus a franchise fee of 4% of suite revenue, a marketing and reservation contribution (for the benefit of Embassy Suites hotels system wide) of 3.5% of suite revenue, and certain additional fees for each of the Hotels operated as an Embassy Suites hotel. With regard to the CSS Hotels, in the first and second year of operations, Promus has agreed to reduced franchise fees of 1.5% and 3.5% of suite revenue, respectively. Additionally, with regard to the CSS Hotels, Promus has agreed to reductions in the marketing and reservations contribution for the first three years of operations to 2%, 2.5% and 3% of suite revenue, respectively. The franchise fees will revert to 4% of suite revenue beginning the third year of operations of these hotels and the

                            DJONT OPERATIONS, L.L.C.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

marketing and reservation contribution will return to 3.5% of suite revenue beginning in the fourth year. The Lessee pays to Hilton Inns, Inc. a franchise fee of 5% of suite revenue for the Lexington Hilton Suites hotel. There are no separate franchise fees for the properties operated as Doubletree Guest Suites hotels; however, the Lessee pays a marketing and reservation contribution of 3.5% of suite revenue under the management agreements.

     The Lessee pays a base management fee of 2% of adjusted gross revenue for each hotel managed by Promus, AGHI and Doubletree (collectively the "Hotel Managers"). In addition, the Lessee pays the Hotel Managers an incentive management fee, which ranges from 50% to 75% of a hotel's net income (after lease payments but before Lessee overhead expenses) up to a maximum of 2% to 3% of revenues. In association with the acquisition of the CSS Hotels, Promus has made its base their management fees and incentive management fees subordinate to the Percentage Lease payments for a period of two years.

     The Company had two additional CSS Hotels under contract at March 31, 1996. These hotels were acquired on May 8, 1996 and will be leased to the Lessee pursuant to 10-year operating leases similar to the Percentage Leases.

3.   PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited Pro Forma Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995 are presented as if Lessee had leased and operated all of the Hotels and the two additional CSS Hotels under contract at March 31, 1996 beginning on January 1, 1995. Such information should be read in conjunction with the financial statements listed in the Index on page
2. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. The Pro Forma Consolidated Statements of Operations do not purport to present what actual results of operations would have been if such hotels had been operated by Lessee pursuant to the Percentage Leases since such date or to project the results of operations for any future periods.

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                             -------------------
                                                               1996       1995
                                                             -------     -------
Revenues                                                     $68,559     $66,369
                                                             -------     -------
Expenses:
         Property operating costs and expenses .........      15,215      14,971
         General and administrative ....................       4,761       4,696
         Advertising and promotion .....................       4,316       3,676
         Repairs and maintenance .......................       3,176       3,117
         Utilities .....................................       2,823       2,655
         Management fee ................................       1,166       1,729
         Franchise fee .................................       2,128       1,467
         Food and beverage expenses ....................       4,633       4,711
         Percentage lease payments .....................      27,652      26,398
         Lessee overhead expenses ......................         324         324
         Liability insurance ...........................         402         527
         Other .........................................         370         810
                                                             -------     -------
            Total expenses .............................      66,966      65,080
                                                             -------     -------
            Net income .................................     $ 1,593     $ 1,288
                                                             =======     =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Condensed Consolidated Financial Statements of FelCor Suite Hotels, Inc. appearing elsewhere herein.

        Between the first quarter of 1995 and the comparable period of 1996, the Company's revenues increased from approximately $5.4 million to approximately $24.5 million, net income applicable to common shareholders increased from approximately $2.4 million to approximately $12.0 million, net income per common share increased from $0.50 to $0.53, and the Initial Hotels experienced increases of 8.5% in suite revenues.

        During the first quarter of 1996, the Company acquired 14 additional hotels with 3,501 suites for an aggregate purchase price of approximately $383.5 million. Of the hotels so acquired during the first quarter, two were and will remain Embassy Suites hotels, one was and will remain a Hilton Suites hotel and 11 hotels have been or are in the process of being converted to the Embassy Suites brand. Ten of the hotels acquired by the Company during the first quarter that have been or will be converted into Embassy Suites hotel had been part of the Crown Sterling Suites chain that the Company agreed to acquire in September 1995.

        The Company has undertaken a $60 million plan for the upgrade and renovation of the CSS Hotels and the five other hotels acquired since
September 1995. Through March 31, 1996, the Company had expended approximately $10.9 million under such plan and expects to complete such capital improvements by the end of 1996. In addition, the Company was in the process of adding 17 suites at its Flagstaff hotel (with completion scheduled for summer 1996) and presently intends to add a net of 161 additional suites to two of its other hotels at an estimated aggregate cost of approximately $17.7 million.

     In order for the Company to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels to the Lessee. The Partnership's and, therefore, the Company's principal sources of revenue are lease payments by the Lessee under the Percentage Leases. Of the aggregate pro forma Percentage Lease revenue from the Hotels under the Percentage Leases for the three months ended March 31, 1996, approximately 97.4% was derived from suite revenues and 2.6% was derived from food and beverage operations. The Lessee's ability to make payments to the Company under the Percentage Leases is dependent on the operations of the Hotels.

RESULTS OF OPERATIONS

The Company -- Actual

     Three Months Ended March 31, 1996 and 1995

     For the three months ended March 31, 1996 and 1995, the Company had revenues of $24,498,000 and $5,380,000, respectively, consisting of Percentage Lease revenues of $24,351,000 and $5,372,000 and interest income of $147,000 and $8,000.

     The increase in Percentage Lease revenue was attributable primarily to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of the 27 additional hotels acquired during the period from February 1995 through March 1996. As previously noted, Percentage Lease revenue is dependent on the operations of the Hotels, primarily suite revenue. The Company owned seven hotels throughout both the first quarter of 1995 and 1996, but only the Initial Hotels are considered by the Company to have been "stabilized" properties during both periods. The Initial Hotels experienced suite revenue growth of 8.5% and increases of revenue per available suite ("REVPAR") of 7.3%. All but one of the Initial Hotels experienced increases in REVPAR, with the increases ranging from 3% to 14% over the prior year, and one experienced a decrease in REVPAR (2.5%) which was caused by a significant number of new hotel rooms opening in its market. Management believes that the acquired hotels will generally experience increases in suite revenues (and accordingly, provide the Company with increases in Percentage Lease revenues) after the completion of renovation and upgrade programs, the conversion to the Embassy Suites or Doubletree Guest Suites franchises, where applicable, and the transition to a national management company such as Promus. However, as individual hotels undergo such transitions, their performances may be adversely affected temporarily by such factors as suites out of service during renovation and renovation disruptions on hotel operations. (A more detailed discussion of hotel suite revenue is contained in "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     The increase in interest income primarily resulted from interest earned on escrow deposits existing during the first quarter of 1996, relating to hotel acquisitions, that did not exist in the same quarter of the prior year.

     Total expenses increased $8,753,000 in the first quarter of 1996 compared to the same quarter of 1995. The primary components of this increase were depreciation; taxes, insurance and other and interest expense.

     Depreciation expense increased to $4,516,000 in the quarter ended March 31, 1996 from $1,058,000 in the same quarter of 1995. The increase resulted from the acquisition of hotels in 1995 and 1996 and capital expenditures made on existing and acquired hotels.

     Taxes, insurance and other expenses increased $3,026,000 from $559,000 in the first quarter of 1995. This increase is primarily attributed to the additional hotel properties acquired in 1995 and 1996.

     Interest expense increased from $317,000 for the three months ended March 31, 1995 to $2,325,000 for the three months ended March 31, 1996. The increase in interest expense is primarily associated with debt acquired and assumed relating to the hotels purchased during the fourth quarter of 1995 and the first quarter of 1996.

     Minority interest in earnings increased $766,000 from $854,000 for the first quarter of 1995 to $1,620,000 for the same period in 1996. The percentage of income attributable to minority interests was 11.9% for the three months ended March 31, 1996 and 26.5% for the same period in 1995. The decrease in the minority interest percentage was primarily the result of the additional shares of common stock issued during the May 1995 and December 1995 stock offerings partially offset by additional units of limited partnership interest in the Partnership issued to Promus and the sellers of the Piscataway and Lexington hotels.

     The following table computes "Funds From Operations" under both the newly adopted National Association of Real Estate Investment Trusts ("NAREIT") definition and the definition previously recommended by NAREIT and utilized by the Company. Funds From Operations under the new NAREIT definition consists of net income, computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation of real property (including furniture and equipment) and after adjustments for unconsolidated partnerships and joint ventures. Under the prior NAREIT definition of Funds From Operations, adjustments to net income also included amortization of unearned officers' and directors' compensation, amortization of loan costs and the non-cash portion of general and administrative expenses (presented in thousands except for per share and unit data):

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                           1996      1995
                                                                          -------   -------
Net income applicable to common shareholders ..........................   $11,971   $ 2,372
Add:
   Minority interest ..................................................     1,620       854
   Depreciation .......................................................     4,516     1,058
                                                                          -------   -------
   Funds From Operations available for common
       shares and Units (New definition) ..............................    18,107     4,284
   Amortization of unearned officers' and directors' compensation .....        69        30
   Amortization of loan costs .........................................       115        43
   Non-cash portion of general and administrative expenses ............                  34
                                                                          -------   -------
   Funds From Operations available for common
       shares and Units (Prior definition) ............................   $18,291   $ 4,391
                                                                          =======   =======

Funds From Operations per share and unit (New definition)..............     $0.71     $0.67
                                                                          =======   =======
Funds From Operations per share and unit (Prior definition)............     $0.71     $0.69
                                                                          =======   =======

Weighted average common shares outstanding ............................    22,614     4,707

Weighted average units outstanding ....................................     3,061     1,695
                                                                          -------   -------

Weighted average shares and units outstanding .........................    25,675     6,402
                                                                          =======   =======

The Company -- Pro Forma

     The following pro forma information is presented as if the acquisition of all the Hotels, the acquisition of the additional two CSS Hotels acquired on May 8, 1996, the consummation of the Company's common stock offerings and Partnership unit transactions had occurred as of January 1, 1995.

     Pro Forma Three Months Ended March 31, 1996 and 1995

     For the three months ended March 31, 1996, the Company's pro forma Percentage Lease revenue increased $1,214,000. This increase is attributable to the historical increases in suite revenue. The historical suite revenue increased by 3.8% for the 36 hotels presented in the pro forma financial statements. (The historical hotel revenue increase is more fully discussed in "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     Pro forma general and administrative expenses for the three months ended March 31, 1996 and 1995 are $306,000 and $306,000. Depreciation and amortization expenses increased by $425,000, primarily reflecting the historical asset additions made by the Company during 1995 and in the first quarter of 1996. Pro forma taxes, insurance and other increased $442,000 and amortization of unearned officers' and directors' compensation increased $28,000. Pro forma interest expense declined by $99,000 reflecting the historical decrease in LIBOR and the amortization of principal on the capital lease obligations. Minority interest was $1,542,000 and $1,492,000 for pro forma 1996 and 1995 first quarters, respectively. The pro forma net income applicable to common shareholders was $0.50 and $0.48 for the three months ended March 31, 1996 and 1995, respectively.

The Lessee -- Actual

     The Three Months Ended March 31, 1996 and 1995

     Total revenues increased 325% from $14.2 million in the first quarter of 1995 to $60.4 million in the same period of 1996. The primary reason for this increase is the increase in the number of hotels operated by the Lessee from nine hotels at the end of the first quarter of 1995 to 34 hotels at the end of the same quarter of 1996. The increase in Percentage Lease expense, property operating costs and other hotel expenses in the first quarter of 1996 compared to the same period of 1995 relate primarily to the increased number of hotels operated by the Lessee. The Lessee had net income of $389,000 and $855,000 for the three months ended March 31, 1995 and 1996 respectively. Net income as a percentage of total revenue decreased from 2.7% to 1.4% for the first quarters of 1995 and 1996. The principal reason for this decline in net income is related to costs of taking over operations on acquired hotels, converting and upgrading the 21 hotels acquired in the fourth quarter of 1995 and the first quarter of 1996.

The Hotels -- Actual

     The following discussion and suite revenue data reflect the actual operations of the Hotels and the two hotels under contract at March 31, 1996, and are independent of ownership or other pro forma considerations.

     The following table sets forth historical suite revenue and percentage changes therein between the periods presented for the 36 hotels included in the pro forma financial information with respect to the Lessee. The following presentation groups separately the suite revenues of the Initial Hotels, 18 CSS Hotels (including both the 16 hotels acquired during the fourth quarter of 1995 and the first quarter of 1996 as well as the two hotels under purchase contracts at March 31, 1996), and the other 12 hotels acquired by the Company ("Other Acquired Hotels") through March 31, 1996.

                                                  SUITE REVENUE
                                                 (IN THOUSANDS)
                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                            -----------------------        PERCENT
                                             1996             1995         CHANGE
                                            -------         -------        ------
Initial Hotels ....................         $11,178         $10,301         8.5%
CSS Hotels ........................          32,114          31,312         2.6%
Other Acquired Hotels .............          15,696          15,228         3.1%
                                            -------         -------
        Totals ....................         $58,988         $56,841         3.8%
                                            =======         =======

     Comparison of The Hotels' Suite Revenues for the Three Months Ended March 31, 1996 and 1995

     Suite revenues from the 36 hotels included in the pro forma information increased 3.8% for the three months ended March 31, 1996 from the comparative period of 1995. The Initial Hotels increased 8.5% while the CSS Hotels and the Other Acquired Hotels increased 2.6% and 3.1%, respectively.

     The increase in suite revenue is primarily the result of increases in average daily rate ("ADR"), partially offset by decreases in occupancy. The Initial Hotels increased in both ADR and occupancy: ADR increased 7.0% to $104.85 and occupancy percentage increased 0.3% to 79.2%. The Company has committed to a capital program for these hotels that ensures that at least 4% of suite revenue will be available for capital improvements in addition to normal repair and maintenance.

     The CSS Hotels experienced an increase in ADR of 3.9% to $109.27 and a decrease in occupancy of 2.1% to 70.3%. The Other Acquired Hotels increased ADR by 5.0% to $104.62 which was partially offset by a decrease in occupancy of 3.5% to 73.3%. The Company has committed to a capital renovation and conversion program for the CSS Hotels and the five other hotels acquired since September, 1995 of approximately $60 million and is also reserving 4% of suite revenue for ongoing capital improvements in addition to making normal repair and maintenance expenditures. The CSS Hotels either have been or are in the process of being converted to Embassy Suites hotels (16) or Doubletree Guest Suites hotels (2). At April 30, 1996, five of the CSS Hotels had been converted to the new franchise brands.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow from the Percentage Leases. For the quarter ended March 31, 1996, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $14.2 million and funds from operations, which is the sum of net income, minority interest, depreciation of real property including furniture and equipment, was $18.1 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Company's liquidity, including its ability to make distributions to shareholders, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operations of the Company's hotels.

     The Company intends to acquire additional hotel properties and may incur indebtedness to make such acquisitions, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

     The Company's Charter limits consolidated indebtedness to 40% of the Company's investment in hotel properties, at cost, on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. For purposes of this limitation, the Company's consolidated investment in hotel properties, at cost, is its investment, at cost, in hotel properties, as reflected in its consolidated financial statements plus (to the extent not otherwise reflected) the value (as determined by the Board of Directors at the time of issuance) of any equity securities issued, otherwise than for cash, by the Company or any of its subsidiaries in connection with the acquisition of hotel properties. Under this definition as of March 31, 1996, the Company's investment in hotel properties at cost was $778 million. Accordingly, the Company's maximum permitted indebtedness would have been $404 million (of which $178 million was borrowed at March 31, 1996), assuming all of such indebtedness, together with the Company's available cash and cash equivalents, were used for the acquisition of hotel properties.

     On May 6, 1996, the Company completed an offering of six million shares of $1.95 Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at $25 per share. The Series A Preferred Stock will pay an annual dividend equal to the greater of $1.95 per share (yielding 7.8% based on the $25 purchase price) or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A Preferred Stock is then convertible and will be cumulative from May 6, 1996. Each share of the Series A Preferred Stock is convertible at the shareholder's option to
0.7752 shares of common stock, subject to certain adjustments, and may not be redeemed by the Company prior to April 30, 2001. The Company plans to use approximately $87.3 million of the proceeds from the Series A Preferred Stock to pay down debt existing at March 31, 1996. The balance of the net proceeds is expected to be used to acquire the two remaining CSS Hotels in Mandalay Beach and Napa, California, to fund a portion of the Company's $60 million renovation and conversion program, to provide funds for future acquisitions and for general corporate purposes.

     At March 31, 1996, the Company had $660,000 of cash and cash equivalents and had utilized approximately $43.6 million of the amount available under the Company's revolving credit facility ("Line of Credit"). The Line of Credit, as amended, has an initial term of two years (currently ending October 6, 1997) and any outstanding balance at the end of that period is convertible, at the Company's option, into a three-year term loan. Borrowings under the Line of Credit bear interest, at the Company's option, (i) at the prime rate, (ii) the 30-day or 90-day LIBOR rate plus 200 basis points or (iii) the 30-day or 90-day U.S. Treasury Note yield plus 250 or 275 basis points, respectively. Up to ten percent of the maximum commitment amount of the Line of Credit may be used for working capital purposes. At March 31, 1996, there were no borrowings for working capital purposes. The amended Line of Credit will convert into a three-year term loan in October 1997, maturing in October 2000. During such period, the balance will bear interest at (i) the prime rate plus 50 basis points, (ii) the 90-day LIBOR rate plus 225 basis points, or (iii) the 36-month U.S. Treasury Note yield plus 250 basis points, at Company's option. The Line of Credit is collateralized by first mortgages on certain of the Hotels.

     Promus has guaranteed a loan to the Company of up to $25 million to be used to fund a portion of the renovation cost of the CSS Hotels being converted to Embassy Suites hotels. At March 31, 1996, the loan bears interest at LIBOR plus 52.5 basis points, requires quarterly principal payments of $1.25 million beginning June 1999 and matures in June 2000. The Company had drawn $8 million under this loan facility at March 31, 1996.

     The Company assumed a $75 million debt collateralized by six hotels acquired in the first quarter. The debt bears interest at LIBOR plus 150 basis points and matures in September 1996, unless extended by the Company, in which event the debt will bear interest at LIBOR plus 175 basis points and matures in December 2000. Additionally the Company assumed a $14 million debt collateralized by a hotel property bearing interest at 8.75% to July 1996, whereupon the rate changes to 9.0% until maturity in July 1997 unless extended to July 2000.

     The Company has a capital upgrade and renovation program for the CSS Hotels and the other hotels acquired since September 1995 and has committed approximately $60 million to be spent in 1995 and 1996 for this program. The Company has spent approximately $10.9 million on such capital improvements through the end of the first quarter of 1996 and expects to substantially complete this program by the end of 1996. These capital improvements will be funded partially through (i) the $25 million Renovation Loan facility, (ii) the proceeds of the Series A Preferred Stock offering, and (iii) the Company's Line of Credit. As individual hotels undergo such upgrade and renovation, their performances may be adversely affected, although such effects are expected to be temporary.

     The Company is presently constructing 17 additional suites at the Flagstaff hotel (with completion scheduled for the summer of 1996) and intends to construct 32 additional suites at the New Orleans hotel and a net addition of 129 suites at the Boston-Marlborough hotel (with completion of such projects currently scheduled for late 1996 and mid-1997, respectively) at an aggregate cost of approximately $17.7 million.

     The Company and Promus have entered into a subscription agreement under which Promus has subscribed for the purchase of shares of Common Stock in an aggregate amount of $50 million, at a price per share of $26.50, the offering price per share of the Company's common stock offering in December 1995. Such investment has been, and will be made in increments in conjunction with the Company's acquisition of the CSS Hotels and other qualifying hotels. Through March 31, 1996, the Company had issued an aggregate of 1,617,195 shares of Common Stock to Promus pursuant to this subscription agreement for an aggregate investment of approximately $42.9 million. On April 2, 1996, Promus paid approximately $2.8 million for 104,028 shares of the Company's common stock relating to the purchase of the Los Angeles Airport hotel, pursuant to a subscription agreement. Additionally as a result of the purchase of the Napa, California and Mandalay Beach, California hotels on May 8, 1996, the Company has met the requirements under the previously noted subscription agreement requiring Promus to purchase the final 165,569 shares of common stock purchasable thereunder for approximately $4.4 million.

     The Company's cash flow from financing activities of approximately $79.5 million for the quarter ended March 31, 1996 resulted from the sale of common stock to Promus under a subscription agreement of $37.8 million, net borrowings under the Line of Credit of $47.5 million and other borrowing facilities, net of distributions of $4.9 million and additional loan costs of $875,000.

INFLATION

     Operators of hotels, in general, possess the ability to adjust room rates periodically. Competitive pressures may, however, limit the Lessee's ability to raise room rates.

SEASONALITY

     The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that it receives Percentage Rent. To the extent the cash flow from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings under the Line of Credit to make such distributions. The Company's use of the Line of Credit for working capital, distributions and general corporate purposes is limited to 10% of the maximum amount available under the Line of Credit.

                         PART II. -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On April 25, 1996, the SEC declared effective the Company's omnibus shelf registration statement ("Shelf Registration"), which provides for offerings by the Company, from time to time of up to an aggregate of $500 million in securities, which may include its debt securities, preferred stock, common stock and/or common stock warrants. On May 6, 1996, the Company announced the closing of an offering pursuant to the Shelf Registration of six million shares of its Series A Preferred Stock at $25.00 per share. The Series A Preferred Stock will pay an annual dividend equal to the greater of $1.95 per share (yielding 7.8% based on the $25 purchase price) or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which a share of Series A Preferred Stock is then convertible and will be cumulative from May 6, 1996. Each share of the Series A Preferred Stock is convertible at the shareholder's option to 0.7752 shares of common stock, subject to certain adjustments, and may not be redeemed by the Company for five years from the closing date. The Company plans to use approximately $87.3 million of the proceeds from the Series A Preferred Stock to pay down debt existing at March 31, 1996. The balance of the net proceeds will be used to acquire the two remaining CSS Hotels in Mandalay Beach and Napa, California, to fund a portion of the Company's $60 million renovation and conversion program, to provide funds for future acquisitions and for general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBIT
- ------           ----------------------

4.2 Indenture dated as of April 22, 1996 by and between the Registrant and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4-2 to the Registrant's Form 8-K dated May 1, 1996 ("1996 Form 8-K") and incorporated herein by reference).

4.3 Articles Supplementary dated April 30, 1996 relating to the Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") of the Registrant (filed as Exhibit 4.3 to the 1996 Form 8-K and incorporated herein by reference).

4.4 Form of Share Certificate for Series A Preferred Stock (filed as Exhibit 4.4 to the 1996 Form 8-K and incorporated herein by reference).

10.1.2 Second Amendment to Amended and Restated Agreement of Limited Partnership of the Partnership dated as of January 9, 1996 between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 ("1995 Form 10-K") and incorporated herein by reference).

10.1.3 Third Amendment to Amended and Restated Agreement of Limited Partnership of the Partnership dated as of January 10, 1996 by and among the Registrant, MarRay-LexGreen, Inc. and all of the persons and entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.3 to the 1995 Form 10-K and incorporated herein by reference).

10.1.4 Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of January 10, 1996 by and among the Registrant, Piscataway-Centennial Associates Limited Partnership and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.4 to the 1995 Form 10-K and incorporated herein by reference).

10.20.3 Letter agreement dated January 3, 1996, among Minnesota Hotel Company, Inc. ("MHCI"), Crown Sterling Management, Inc. ("CSM"), Crown Sterling Incorporated ("CSI"), FelCor/CSS Holdings, L.P. ("Holdings") and PFS Ventures, Inc. ("PFS") relating to amendments to Master Agreement dated as of September 19, 1995 between MHCI and Holdings ("Master Agreement") and Asset Purchase Agreement dated as of September 19, 1995 among CSM, CSI and PFS ("Asset Purchase Agreement") (filed as Exhibit 10.20.3 to the 1996 Form 8-K and incorporated herein by reference).

10.20.4 Letter agreement dated March 26, 1996, among MHCI, Napa Wine Country Hotel, a California Limited Partnership, Mandalay Beach, California Hotel Associates, a California Limited Partnership ("MBC"), CSM, CSI, Holdings and PFS relating to amendments to Master Agreement, Asset Purchase Agreement and Partnership Interests Purchase Agreement dated as of September 19, 1995 among MHCI, MBC, Robert E. Woolley and Holdings ("Partnership Interests Purchase Agreement") (filed as Exhibit
                 10.20.4 to the 1996 Form 8-K and incorporated herein by reference).

10.21.1 Letter agreement dated March 27, 1996 among MHCI, MBC, Holdings and PFS relating to amendments to Partnership Interests Purchase Agreement (filed as Exhibit 10.21.1 to the 1996 Form 8-K and incorporated herein by reference).

10.21.2 Letter agreement dated March 27, 1996, among MHCI, MBC, CSM, CSI, Holdings and PFS relating to amendments to Partnership Interests Purchase Agreement and Asset Purchase Agreement (filed as Exhibit 10.21.2 to the 1996 Form 8-K and incorporated herein by reference).

10.28 Registration Rights Agreement dated as of January 3, 1996 between the Registrant and Robert E. Woolley and Charles M. Sweeney (filed as Exhibit 10.28 to the 1995 Form 10-K and incorporated herein by reference).

10.29 Credit Agreement dated as of January 31, 1996, by and among Holdings, as borrower, the Partnership, the Registrant and The Bank of Nova Scotia, New York Agency (filed as Exhibit 10.29 to the 1995 Form 10-K and incorporated herein by reference).

10.30 Credit Agreement dated as of February 6, 1996, by and among the Partnership, as borrower, Holdings and the Registrant, as guarantors, and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 10.30 to the 1996 Form 8-K and incorporated herein by reference).

27               Financial Data Schedule

     (b) Reports on Form 8-K:

     A current report on Form 8-K, dated May 1, 1996 was filed by the Company on May 8, 1996 solely for the purpose of filing certain exhibits that are incorporated herein by reference.

     A current report on Form 8-K/A, dated December 29, 1995 was filed by the Company on February 12, 1996 with respect to (i) the Partnership's acquisition of substantially all of the equity interests in two limited partnerships owning ;an aggregate of seven hotels on December 29, 1995, (ii) the Partnerships' acquisition of nine CSS Hotels and (iii) the Partnership's acquisition of two additional hotels in Lexington, Kentucky and Piscataway, New Jersey. Included in such Current Report on Form 8-K/A were: (i) audited financial statements for the CSS Hotels, including a combined balance sheet for the CSS Hotels as of December 31, 1994 and September 30, 1995 and the related combined statements of operations, partners deficit and cash flows for the years ended December 31, 1994 and 1993 and nine months ended September 30, 1995; (ii) combined financial statements for the Lexington and Piscataway hotels including audited combined balance sheet as of December 31, 1994 and the related statements of operations, equity and cash flows for the year then ended and unaudited combined financial statements for the nine months ended September 30, 1995; and pro forma financial information with respect to the Company at September 30, 1995 and for the Company and Lessee for the year ended December 31, 1994 and the nine months ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1996

                                        FELCOR SUITE HOTELS, INC.



                                        By:  \s\ Nicholas R. Peterson
                                            ----------------------------
                                               Nicholas R. Peterson
                                             Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBIT
- ------           ----------------------

4.2 Indenture dated as of April 22, 1996 by and between the Registrant and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4-2 to the Registrant's Form 8-K dated May 1, 1996 ("1996 Form 8-K") and incorporated herein by reference).

4.3 Articles Supplementary dated April 30, 1996 relating to the Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") of the Registrant (filed as Exhibit 4.3 to the 1996 Form 8-K and incorporated herein by reference).

4.4 Form of Share Certificate for Series A Preferred Stock (filed as Exhibit 4.4 to the 1996 Form 8-K and incorporated herein by reference).

10.1.2 Second Amendment to Amended and Restated Agreement of Limited Partnership of the Partnership dated as of January 9, 1996 between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 ("1995 Form 10-K") and incorporated herein by reference).

10.1.3 Third Amendment to Amended and Restated Agreement of Limited Partnership of the Partnership dated as of January 10, 1996 by and among the Registrant, MarRay-LexGreen, Inc. and all of the persons and entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.3 to the 1995 Form 10-K and incorporated herein by reference).

10.1.4 Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of January 10, 1996 by and among the Registrant, Piscataway-Centennial Associates Limited Partnership and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.4 to the 1995 Form 10-K and incorporated herein by reference).

10.20.3 Letter agreement dated January 3, 1996, among Minnesota Hotel Company, Inc. ("MHCI"), Crown Sterling Management, Inc. ("CSM"), Crown Sterling Incorporated ("CSI"), FelCor/CSS Holdings, L.P. ("Holdings") and PFS Ventures, Inc. ("PFS") relating to amendments to Master Agreement dated as of September 19, 1995 between MHCI and Holdings ("Master Agreement") and Asset Purchase Agreement dated as of September 19, 1995 among CSM, CSI and PFS ("Asset Purchase Agreement") (filed as Exhibit 10.20.3 to the 1996 Form 8-K and incorporated herein by reference).

10.20.4 Letter agreement dated March 26, 1996, among MHCI, Napa Wine Country Hotel, a California Limited Partnership, Mandalay Beach, California Hotel Associates, a California Limited Partnership ("MBC"), CSM, CSI, Holdings and PFS relating to amendments to Master Agreement, Asset Purchase Agreement and Partnership Interests Purchase Agreement dated as of September 19, 1995 among MHCI, MBC, Robert E. Woolley and Holdings ("Partnership Interests Purchase Agreement") (filed as Exhibit
                 10.20.4 to the 1996 Form 8-K and incorporated herein by reference).

10.21.1 Letter agreement dated March 27, 1996 among MHCI, MBC, Holdings and PFS relating to amendments to Partnership Interests Purchase Agreement (filed as Exhibit 10.21.1 to the 1996 Form 8-K and incorporated herein by reference).

10.21.2 Letter agreement dated March 27, 1996, among MHCI, MBC, CSM, CSI, Holdings and PFS relating to amendments to Partnership Interests Purchase Agreement and Asset Purchase Agreement (filed as Exhibit 10.21.2 to the 1996 Form 8-K and incorporated herein by reference) .

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBIT
- ------           ----------------------

10.28 Registration Rights Agreement dated as of January 3, 1996 between the Registrant and Robert E. Woolley and Charles M. Sweeney (filed as Exhibit 10.28 to the 1995 Form 10-K and incorporated herein by reference).

10.29 Credit Agreement dated as of January 31, 1996, by and among Holdings, as borrower, the Partnership, the Registrant and The Bank of Nova Scotia, New York Agency (filed as Exhibit 10.29 to the 1995 Form 10-K and incorporated herein by reference).

10.30 Credit Agreement dated as of February 6, 1996, by and among the Partnership, as borrower, Holdings and the Registrant, as guarantors, and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 10.30 to the 1996 Form 8-K and incorporated herein by reference).

27               Financial Data Schedule