Form 10-Q
period 1996-06-30
FELCOR SUITE HOTELS INC
filed 1996-08-12
CIK 923603

- -------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

(MARK ONE)

  /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

 /   /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 0-24250

                          FELCOR SUITE HOTELS, INC.
           (Exact name of registrant as specified in its charter)


            MARYLAND                                       72-2541756
 (State or other jurisdiction of                        I.R.S. Employer
 incorporation or organization)                        Identification No.

  545 E. JOHN CARPENTER FREEWAY, SUITE 1300, IRVING, TEXAS           75062
       (Address of principal executive offices)                   (Zip Code)

                               (214) 444-4900
            (Registrant's telephone number, including area code)

           5215 N. O'CONNOR BLVD., SUITE 330, IRVING, TEXAS 75039
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         The number of shares of Common Stock, par value $.01 per share, of FelCor Suite Hotels, Inc. outstanding on August 5, 1996 was 23,180,008.

- -------------------------------------------------------------------------------

                           FELCOR SUITE HOTELS, INC.

                                     INDEX


                        PART I. -- FINANCIAL INFORMATION

                                                                                                       PAGE
                                                                                                       ----
Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
          FELCOR SUITE HOTELS, INC.
             Condensed Consolidated Balance Sheets - June 30, 1996 (Unaudited)
                  and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
             Condensed Consolidated Statements of Operations -- For the Three and Six Months
                  Ended June 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . .       4
             Condensed Consolidated Statements of Cash Flows -- For the Six Months
                  Ended June 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . .       5

             Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . .       7
          DJONT OPERATIONS, L.L.C.
             Consolidated Balance Sheets - June 30, 1996 (Unaudited)
                  and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
             Consolidated Statements of Operations -- For the Three and Six Months
                  Ended June 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . .       13
             Consolidated Statements of Cash Flows -- For the Six Months
                  Ended June 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . .       14
             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .       15
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17


                                        PART II. -- OTHER INFORMATION

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .       24
Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27


                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FELCOR SUITE HOTELS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       1996           1995
                                                                                   -----------    ------------
                                                                                   (UNAUDITED)

Investment in hotel properties, net . . . . . . . . . . . . . . . . . . . . . .       $811,100       $338,974
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,052        166,821
Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,616         35,317
Due from Lessee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,751          2,396
Deferred expenses, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,208          1,713
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,952          3,138
                                                                                      --------       --------

           Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $825,679       $548,359
                                                                                      ========       ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Distributions payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 13,807       $  4,918
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . . . .          1,970          3,552
Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         73,350          8,410
Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,771         11,256
Minority interest in Partnership  . . . . . . . . . . . . . . . . . . . . . . .         86,229         58,837
                                                                                      --------       --------
           Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        189,127         86,973
                                                                                      --------       --------


Commitments and contingencies (Note 2)

Shareholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized, 6,050 shares
     issued and outstanding at June 30, 1996  . . . . . . . . . . . . . . . . .        151,250
Common stock, $.01 par value, 50,000 shares authorized, 22,921 and
     21,135 shares issued and outstanding at June 30, 1996
     and December 31, 1995, respectively  . . . . . . . . . . . . . . . . . . .            229            211
Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .        487,920        463,524
Unearned officers' and directors' compensation  . . . . . . . . . . . . . . . .         (1,352)          (473)
Distributions in excess of earnings . . . . . . . . . . . . . . . . . . . . . .         (1,495)        (1,876)
                                                                                      --------       --------
           Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .        636,552        461,386
                                                                                      --------       --------

           Total liabilities and shareholders' equity . . . . . . . . . . . . .       $825,679       $548,359
                                                                                      ========       ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                        --------------------   ---------------------
                                                                          1996       1995        1996        1995
                                                                        --------   --------    --------    ---------
Revenues:
  Percentage lease revenue  . . . . . . . . . . . . . . . . . . . .     $ 23,919    $ 5,977    $ 48,270    $ 11,348
  Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . .          638        209         785         217
                                                                        --------    -------    --------    --------

           Total revenue  . . . . . . . . . . . . . . . . . . . . .       24,557      6,186      49,055      11,565
                                                                        --------    -------    --------    --------
Expenses:
  General and administrative  . . . . . . . . . . . . . . . . . . .          335        191         632         338
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .        6,088      1,178      10,604       2,236
  Amortization of loan costs and organization costs . . . . . . . .          128         52         243          94
  Taxes, insurance and other  . . . . . . . . . . . . . . . . . . .        3,126        580       6,710       1,139
  Amortization of unearned officers' and directors' compensation  .          108         41         177          71
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .        1,984        522       4,310         839
  Minority interest . . . . . . . . . . . . . . . . . . . . . . . .        1,522        814       3,142       1,668
                                                                        --------    -------    --------    --------

           Total expenses . . . . . . . . . . . . . . . . . . . . .       13,291      3,378      25,818       6,385
                                                                        --------    -------    --------    --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,266      2,808      23,237       5,180


Preferred dividends . . . . . . . . . . . . . . . . . . . . . . . .        1,835                  1,835
                                                                        --------    -------    --------    --------

Net income applicable to common shareholders  . . . . . . . . . . .     $  9,431    $ 2,808     $21,402    $  5,180
                                                                        ========    =======     =======    ========

Net income per common share . . . . . . . . . . . . . . . . . . . .     $  0.41     $ 0.48      $ 0.94     $  0.98
                                                                        =======     ======      ======     =======

Weighted average number of common shares outstanding  . . . . . . .       22,905      5,850      22,760       5,281
                                                                        ========    =======     =======    ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                        ---------------------
                                                                                           1996        1995
                                                                                        ---------   ---------
Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  23,237    $  5,180
      Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
             Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .      11,024       2,509
             Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,142       1,668
             Changes in assets and liabilities:
             Due from Lessee  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,355)     (1,952)
             Deferred expenses and other assets . . . . . . . . . . . . . . . . . . .        (654)       (237)
             Accrued expenses and other liabilities . . . . . . . . . . . . . . . . .      (1,890)       (598)
                                                                                        ---------    --------
                    Net cash flow provided by operating activities  . . . . . . . . .      33,504       6,570
                                                                                        ---------    --------

Cash flows from investing activities:
      Acquisition of hotel properties and related accounts  . . . . . . . . . . . . .    (287,715)    (36,766)
      Improvements and additions to hotel properties  . . . . . . . . . . . . . . . .     (30,944)     (1,096)
                                                                                        ---------    --------
                    Net cash flow used in investing activities  . . . . . . . . . . .    (318,659)    (37,862)
                                                                                        ---------    --------
Cash flows from financing activities:
      Proceeds from borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .      76,150      27,200
      Repayment of borrowings   . . . . . . . . . . . . . . . . . . . . . . . . . . .    (119,954)    (35,949)
      Loan costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (820)
      Proceeds from sale of common stock  . . . . . . . . . . . . . . . . . . . . . .      40,584      81,196
      Proceeds from sale of preferred stock   . . . . . . . . . . . . . . . . . . . .     144,251
      Distributions paid to limited partners  . . . . . . . . . . . . . . . . . . . .      (2,858)     (1,432)
      Distributions paid to common shareholders   . . . . . . . . . . . . . . . . . .     (13,967)     (3,973)
                                                                                        ---------    --------
                    Net cash flow provided by (used in) financing activities  . . . .     123,386      67,042
                                                                                        ---------    --------

Net change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .    (161,769)     35,750
Cash and cash equivalents at beginning of periods . . . . . . . . . . . . . . . . . .     166,821       1,118
                                                                                        ---------    --------
Cash and cash equivalents at end of periods . . . . . . . . . . . . . . . . . . . . .   $   5,052    $ 36,868
                                                                                        =========    ========

Supplemental cash flow information --

      Interest paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   3,966    $    390
                                                                                        =========    ========



Supplemental disclosure of noncash financing activities:

      In the first six months of 1996 the Company provided for the grant of an aggregate of 38,000 shares of restricted common stock to officers and directors which, at date of issuance, were valued at $26.50 to $31.375 per share.

      In connection with certain unit and common stock transactions, $16.7 million was allocated to minority interest in Partnership from additional paid in capital.

                           FELCOR SUITE HOTELS, INC.

Supplemental disclosure of noncash financing activities: -- (continued)

      In the first six months of 1996 the Company purchased certain assets and assumed certain liabilities of hotel properties. These purchases were recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows:


Assets acquired . . . . . . . . . . . . . . . . .        $ 451,617
Application of prepayments to acquisition
    of hotel properties . . . . . . . . . . . . .          (35,455)
Debt assumed  . . . . . . . . . . . . . . . . . .         (108,744)
Capital equipment leases assumed  . . . . . . . .           (2,823)
Partnership units issued  . . . . . . . . . . . .          (10,880)
Common stock issued . . . . . . . . . . . . . . .           (6,000)
                                                         ---------
      Net cash paid   . . . . . . . . . . . . . .        $ 287,715
                                                         =========

      On June 24, 1996, the Company declared a dividend of $0.46 per share of common stock and $0.3033 per share of preferred stock for the second quarter of 1996 which was paid on July 30, 1996 to holders of record on July 15, 1996.
The preferred stock dividend represents the pro rata portion of a quarterly dividend of $0.4875 per share for the initial dividend period from May 6 through June 30, 1996.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FELCOR SUITE HOTELS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND ACQUISITIONS

      FelCor Suite Hotels, Inc., formed as a self-administered real estate investment trust ("REIT"), was incorporated on May 16, 1994 and commenced operations on July 28, 1994. At the commencement of operations, FelCor Suite Hotels, Inc. ("FelCor") acquired an equity interest of approximately 74% in FelCor Suites Limited Partnership (the "Partnership"), which owned six Embassy Suites(R) hotels (the "Initial Hotels") with an aggregate of 1,479 suites. At June 30, 1996, FelCor owned, through its 88.1% ownership of the Partnership and its consolidated subsidiaries (collectively the "Company"), interests in 37 hotels with an aggregate of 8,588 suites (collectively the "Hotels"). Of the Hotels, 13 were Embassy Suites hotels at the time of acquisition, and at June 30, 1996, 14 hotels had been converted to either Embassy Suites hotels (12) or to Doubletree Guest Suites(R) hotels (2), 9 hotels were in the process of being upgraded or renovated in preparation for their conversion to Embassy Suites hotels and one was a Hilton Suites(R) hotel. The following table provides certain information regarding the Company's acquisition of the 31 additional hotels acquired through June 30, 1996:

                        NUMBER OF HOTELS      NUMBER OF SUITES       AGGREGATE
         QUARTER            ACQUIRED              ACQUIRED         PURCHASE PRICE
         -------       -----------------     -----------------     --------------
                                                               (DOLLARS IN MILLIONS)
4th Quarter 1994              1                       251             $  25.8
1st Quarter 1995              2                       350                27.4
2nd Quarter 1995              1                       100                 9.4
3rd Quarter 1995              3                       542                31.3
4th Quarter 1995              7                     1,657               169.0

1st Quarter 1996             14                     3,501               383.5
2nd Quarter 1996              3                       691                68.1
                            ---                    ------             -------
                             31                     7,092             $ 714.5
                            ===                    ======             =======

      The Company owns 100% equity interests in 29 of the acquired hotels and 97% and 50% interests in separate partnerships that own the Los Angeles International Airport and Chicago-Lombard hotels. In addition, the Company has constructed an additional 17 suites at one of the acquired hotels and has started construction on additions to two of the acquired properties which include an aggregate of 160 net additional suites, meeting rooms and other public area upgrades, at an estimated aggregate cost of $19.3 million.

      The Company leased all of the Hotels to DJONT Operations, L.L.C. or a wholly-owned subsidiary (collectively the "Lessee") under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey
A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board and Chief Executive Officer of the Company, respectively, beneficially own 50% of the Lessee. The remaining 50% of the Lessee is beneficially owned by the children of Charles N. Mathewson, a director of the Company. The Lessee has entered into management agreements pursuant to which 32 of the Hotels are managed by Promus, two of the Hotels are managed by a subsidiary of Doubletree Hotel Corporation ("Doubletree"), two of the Hotels are managed by American General Hospitality, Inc. ("AGHI") and one is managed by Coastal Hotel Group, Inc. ("Coastal").

      A brief discussion of the hotel assets acquired and other significant transactions occurring in the second quarter of 1996 follows:

      On May 8, 1996, the Company acquired the remaining two of the 18 Crown Sterling Suites(R) hotels (collectively, in whole or part, the "CSS Hotels") in Mandalay Beach, California (249 suites) and Napa, California (205 suites) for an aggregate purchase price of approximately $45 million. The purchase of these hotels fulfilled the Company's commitment to purchase the 18 hotel Crown Sterling Suites chain, as announced in September 1995. In conjunction with the purchase of these hotels, the mortgage notes receivable that were acquired by the Company in the first quarter of 1996 relating to these hotels were canceled.

                           FELCOR SUITE HOTELS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND ACQUISITIONS -- (CONTINUED)

      On June 20, 1996, the Company acquired a 237-suite Embassy Suites hotel in Deerfield, Illinois for approximately $23 million in cash.

      On April 25, 1996, the SEC declared effective the Company's omnibus shelf registration statement ("Shelf Registration"), which provides for offerings by the Company from time to time of up to an aggregate of $500 million in securities, which may include its debt securities, preferred stock, common stock and/or common stock warrants. On May 6, 1996, the Company announced the closing of an offering pursuant to the Shelf Registration of six million shares of its $1.95 Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at $25 per share. An additional fifty thousand shares of Series A Preferred Stock were issued at $25 per share pursuant to the exercise of the underwriters' over-allotment option. The Series A Preferred Stock bears an annual dividend equal to the greater of $1.95 per share (yielding 7.8% based on the $25 purchase price) or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A Preferred Stock is then convertible and is cumulative from May 6, 1996. Each share of the Series A Preferred Stock is convertible at the shareholder's option to 0.7752 shares of common stock, subject to certain adjustments, and may not be redeemed by the Company before April 30, 2001. The Company used approximately $87.3 million of the proceeds from the Series A Preferred Stock to pay down debt existing at March 31, 1996. The balance of the net proceeds was used to acquire the two remaining CSS hotels in Mandalay Beach and Napa, California, the Deerfield, Illinois Embassy Suites, to fund a portion of the Company's $60 million renovation and conversion program for all acquired hotels, and to provide funds for other acquisitions and general corporate purposes.

      Pursuant to a subscription agreement, Promus Hotels, Inc. ("Promus") purchased an aggregate of 104,028 shares of Common Stock during the second quarter of 1996 at a subscription price of $26.50 per share. Additionally, as a result of the purchase of the Napa, California and Mandalay Beach, California hotels on May 8, 1996, the Company satisfied the requirements under such subscription agreement requiring Promus to purchase an additional 165,569 shares of common stock purchasable thereunder for approximately $4.4 million. Such purchase was completed in the third quarter of 1996 and fulfilled all stock purchase obligations under such subscription agreement.

      These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.    COMMITMENTS AND CONTINGENCIES

      Upon completion of the capital upgrade and renovation program discussed below, and the conversion of the remaining CSS Hotels, the Hotels will operate as Embassy Suites (34), Doubletree Guest Suites (2) and Hilton Suites (1). The Embassy Suites hotels and Hilton Suites hotel will operate pursuant to franchise license agreements which require the payment of fees based on a percentage of suite revenue. These fees are paid by the Lessee. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels.

      The Hotels are managed by Promus (32), Doubletree (2), AGHI (2) and Coastal (1) on behalf of the Lessee. The Lessee pays the managers a base management fee based on a percentage of total revenue and an incentive management fee based on the Lessee's net income before overhead expenses.

                          FELCOR SUITE HOTELS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

      The Lessee has future lease commitments to the Company under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels) and 2006 (17 hotels). The lease commitment under the Percentage Lease between the Lessee and the Promus/FelCor Lombard Venture (which owns the Chicago-Lombard hotel), of which the Company owns 50%, is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) under these noncancellable operating leases (excluding the Chicago-Lombard hotel) at June 30, 1996 is as follows (in thousands):

                              Year
                              ----
Remainder of 1996 . . . . . . . . . . . . . . . . . . . . . .     $  27,738
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,477
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,477
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,477
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,477
2001 and thereafter . . . . . . . . . . . . . . . . . . . . .       264,637
                                                                  ---------
                                                                  $ 514,283
                                                                  =========

            The Company has a capital upgrade and renovation program for the CSS Hotels and the other hotels acquired since September 1995 and has committed approximately $60 million to be invested in 1995 and 1996 for this program.
The Company has invested approximately $25.8 million on such capital improvements through the end of the second quarter of 1996 and expects to substantially complete this program by the end of 1996. Promus has guaranteed a loan to the Company of up to $25 million to be used to fund a portion of the renovations of the CSS Hotels that are being converted to Embassy Suites hotels ("Renovation Loan"). At June 30, 1996, the Company had borrowed approximately $6.8 million under this Renovation Loan facility.

3.    DEBT AND CAPITAL LEASE OBLIGATIONS

      Debt and capital lease obligations at June 30, 1996 and December 31, 1995 consist of the following (in thousands):

                                                                                          1996        1995
                                                                                        -------     -------
Hotel mortgage debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $65,000
Renovation loan facility  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,800
Promus note related to CSS purchase . . . . . . . . . . . . . . . . . . . . . . . .                 $ 7,500
Other debt payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,550         910
Capital equipment lease obligations . . . . . . . . . . . . . . . . . . . . . . . .       3,934       1,213
Capital land and building lease obligations . . . . . . . . . . . . . . . . . . . .       9,837      10,043
                                                                                        -------     -------
                                                                                        $87,121     $19,666
                                                                                        =======     =======


      The hotel mortgage debt is collateralized by interests in six hotel properties, matures on September 30, 1996, and is extendable at the Company's option to December 31, 2000. The debt bears interest, at the Company's option, at the Base Rate plus 50 basis points or LIBOR plus 150 basis points until the initial maturity. If the Company elects to extend the note past the initial maturity it bears interest at LIBOR plus 175 basis points.

                           FELCOR SUITE HOTELS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    DEBT AND CAPITAL LEASE OBLIGATIONS -- (CONTINUED)

      Minimum future principal payments on hotel mortgage debt outstanding at June 30, 1996 are as follows (in thousands):

YEAR
- -----
Remainder of 1996 . . . . . . . . . . . . . . . . . . . .          $    137
1997  . . . . . . . . . . . . . . . . . . . . . . . . . .               862
1998  . . . . . . . . . . . . . . . . . . . . . . . . . .               934
1999  . . . . . . . . . . . . . . . . . . . . . . . . . .             1,011
2000  . . . . . . . . . . . . . . . . . . . . . . . . . .            62,056
                                                                   --------
                                                                   $ 65,000
                                                                   ========

      The Company has a $100 million line of credit secured by twelve hotel properties ("Line of Credit"). No amounts were outstanding under the Line of Credit at either June 30, 1996 or December 31, 1995.

      Interest on the Renovation Loan (based on LIBOR) was 6.025% at June 30, 1996. The Renovation Loan requires quarterly principal payments of $1.25 million beginning June 30, 1999 with the remaining principal balance due on June 1, 2000.

4.    PRO FORMA INFORMATION

      The following unaudited Pro Forma Consolidated Statements of Operations for the six months ended June 30, 1996 and 1995 are presented as if the acquisition of the Company's interest in all the Hotels and the consummation of the Company's securities offerings through June 30, 1996 had occurred on January 1, 1995, and all of the 37 hotels had been leased to Lessee pursuant to the Percentage Leases since that date. Such pro forma information is based in part upon the Statements of Operations of Lessee included elsewhere in this Quarterly Report on Form 10-Q. Such information should be read in conjunction with the financial statements listed in the Index on page 2. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. The pro forma information does not include earnings on the Company's cash and short term investments and does not purport to present what the actual results of operations of the Company would have been if the previously mentioned transactions had occurred on such dates or to project the results of operations of the Company for any future period.

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                      1996           1995
                                                                                   ---------      ----------
REVENUES:
      Percentage lease revenue  . . . . . . . . . . . . . . . . . . . . . . . .    $  52,898       $  50,183
EXPENSES:
      General and administrative  . . . . . . . . . . . . . . . . . . . . . . .          613             563
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . .       13,513          12,442
      Taxes, insurance and other  . . . . . . . . . . . . . . . . . . . . . . .        7,372           6,946
      Amortization of unearned officers' and directors' compensation  . . . . .          228             136
      Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,498           3,535
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,293           3,160
                                                                                   ---------      ----------
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,381          23,401
      Preferred dividends   . . . . . . . . . . . . . . . . . . . . . . . . . .        5,899           5,899
                                                                                   ---------      ----------
      Net income applicable to common shareholders  . . . . . . . . . . . . . .    $  18,482      $   17,502
                                                                                   =========      ==========
      Net income per common share   . . . . . . . . . . . . . . . . . . . . . .    $    0.80      $     0.76
                                                                                   =========      ==========
      Weighted average number of common shares outstanding  . . . . . . . . . .       23,064          23,037


                           FELCOR SUITE HOTELS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    SUBSEQUENT EVENTS

      On July 16, 1996, Promus purchased 165,569 shares of the Company's common stock for $4.4 million relating to the Company's acquisition of the Mandalay Beach and Napa hotels on May 8, 1996 pursuant to an existing subscription agreement.

      On July 22, 1996, the Company acquired a fifty percent interest in a 235-suite Embassy Suites hotel in San Rafael, Marin County, California, located across the bay from San Francisco. The Company paid approximately $4.0 million in cash for its fifty percent interest, subject to $10.0 million of nonrecourse debt, as its portion of partnership debt. Promus will continue to hold the remaining fifty percent interest in this hotel.

      On August 1, 1996, the Company acquired a fifty percent interest in a 274-suite Embassy Suites hotel in Parsippany, New Jersey for approximately $15.3 million in cash. Promus will continue to hold the remaining fifty percent interest in this hotel.

                            DJONT OPERATIONS, L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                 (IN THOUSANDS)




                                     ASSETS

                                                                                     JUNE 30,    DECEMBER 31,
                                                                                       1996          1995
                                                                                   -----------   ------------
                                                                                   (UNAUDITED)

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  9,684      $  5,345
Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,712         3,129
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           153           532
Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           657           288
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           474           305
                                                                                     --------      --------

      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 18,680      $  9,599
                                                                                     ========      ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,586      $  1,393
Accounts payable, other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,134           605
Due to FelCor Suite Hotels, Inc.  . . . . . . . . . . . . . . . . . . . . . . .         3,751         2,396
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . . . .        12,186         5,978
                                                                                     --------      --------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,657        10,372
                                                                                     --------      --------


Shareholders' equity (deficit):
     Capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1             1
     Distributions in excess of earnings  . . . . . . . . . . . . . . . . . . .          (978)         (774)
                                                                                     --------      --------
      Total shareholders' equity (deficit)  . . . . . . . . . . . . . . . . . .          (977)         (773)
                                                                                     --------      --------

      Total liabilities and shareholders' equity  . . . . . . . . . . . . . . .      $ 18,680      $  9,599
                                                                                     ========      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)


                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           JUNE 30,                JUNE 30,
                                                                     --------------------    --------------------
                                                                       1996       1995         1996        1995
                                                                     --------   ---------    ---------   --------

Revenue:
     Suite revenue  . . . . . . . . . . . . . . . . . . . . . .      $ 53,381   $  14,371    $ 105,557   $ 27,224
     Food and beverage revenue  . . . . . . . . . . . . . . . .         4,281         692        8,144      1,289
     Food and beverage rent . . . . . . . . . . . . . . . . . .           572         143          998        188
     Other revenue  . . . . . . . . . . . . . . . . . . . . . .         3,861         840        7,839      1,518
                                                                     --------   ---------    ---------   --------

         Total revenues   . . . . . . . . . . . . . . . . . . .        62,095      16,046      122,538     30,219
                                                                     --------   ---------    ---------   --------

Expenses:
     Property operating costs and expenses  . . . . . . . . . .        15,208       3,994       28,451      7,356
     General and administrative . . . . . . . . . . . . . . . .         4,656       1,161        8,741      2,143
     Advertising and promotion  . . . . . . . . . . . . . . . .         3,572       1,168        7,851      2,256
     Repair and maintenance . . . . . . . . . . . . . . . . . .         3,267         834        5,987      1,555
     Utilities  . . . . . . . . . . . . . . . . . . . . . . . .         2,649         722        5,146      1,264
     Management fee . . . . . . . . . . . . . . . . . . . . . .         1,494         320        3,013        626
     Franchise fee  . . . . . . . . . . . . . . . . . . . . . .         1,206         575        2,221      1,089
     Food and beverage expenses . . . . . . . . . . . . . . . .         4,615         689        8,412      1,211
     Percentage lease payments  . . . . . . . . . . . . . . . .        24,429       5,977       49,156     11,348
     Lessee overhead expenses . . . . . . . . . . . . . . . . .           403         165          727        388
     Liability insurance  . . . . . . . . . . . . . . . . . . .           423          92          800        163
     Conversion costs . . . . . . . . . . . . . . . . . . . . .           719          28        1,386         32
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . .           513         198          851        276
                                                                     --------   ---------    ---------   --------

         Total expenses   . . . . . . . . . . . . . . . . . . .        63,154      15,923      122,742     29,707
                                                                     --------   ---------    ---------   --------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .     ($  1,059)  $     123   ($     204)  $    512
                                                                     ========   =========    =========   ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)



                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                         --------------------
                                                                                           1996        1995
                                                                                         --------     -------
Cash flows from operating activities:
     Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (204)    $   512
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Changes in assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,583)       (684)
          Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         379         (78)
          Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (369)       (196)
          Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (169)        (68)
          Due to FelCor Suite Hotels, Inc.  . . . . . . . . . . . . . . . . . . . . .       1,355       1,952
          Accounts payable, accrued expenses and other liabilities  . . . . . . . . .       7,930         104
                                                                                         --------     -------
               Net cash flow provided by operating activities . . . . . . . . . . . .       4,339       1,542
                                                                                         --------     -------

Net change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .       4,339       1,542
Cash and cash equivalents at beginning of periods . . . . . . . . . . . . . . . . . .       5,345       3,259
                                                                                         --------     -------
Cash and cash equivalents at end of periods . . . . . . . . . . . . . . . . . . . . .    $  9,684     $ 4,801
                                                                                         ========     =======





               The accompany notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         DJONT Operations, L.L.C. is a Delaware limited liability company (together with its wholly owned subsidiary, the "Lessee") which was formed on June 29, 1994 and began operations on July 28, 1994. All of the voting Class A membership interest in Lessee (representing a 50% equity interest) is owned by Hervey A. Feldman and Thomas J. Corcoran, Jr. who serve as directors and officers of FelCor Suite Hotels, Inc. (the "Company") and as managers and officers of the Lessee. All of the non-voting Class B membership interest in Lessee (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Mr. Mathewson, a director of the Company. The Lessee leases each of the 37 hotels in which FelCor Suites Limited Partnership (the "Partnership") had an ownership interest at June 30, 1996 (the "Hotels"), pursuant to percentage leases ("Percentage Leases").

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

         Thirty-four of the Hotels are, or are in the process of being converted to, Embassy Suites(R) hotels, 32 of which are being managed for the Lessee by Promus Hotels, Inc. ("Promus"). Two of the Hotels are operated as Doubletree Guest Suites(R) hotels and managed by a subsidiary of Doubletree Hotels Corporation ("Doubletree"). One of the Hotels is operated under a Hilton Suites(R) hotel franchise and, together with one of the Company's Embassy Suites hotels, is managed for the Lessee by American General Hospitality, Inc. ("AGHI"). One of the Company's Embassy Suites hotels is managed for the Lessee by Coastal Hotel Group, Inc. ("Coastal").

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Lessee has future lease commitments under the Percentage Leases which expire in 2004 (7 hotels), 2005 (13 hotels) and 2006 (17 hotels). Minimum future rental payments are computed based on the base rent as defined under these noncancellable operating leases and are as follows (in thousands):

Year                                                                Amount
- ----                                                               -------
Remainder of 1996 . . . . . . . . . . . . . . . . . . . . . . .    $  28,688
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,377
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,377
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,377
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,377
2001 and thereafter . . . . . . . . . . . . . . . . . . . . . .      273,504
                                                                   ---------
                                                                   $ 531,700
                                                                   =========

         Under the franchise agreements, the Lessee typically remits to Promus a franchise fee of 4% of suite revenue, a marketing and reservation contribution (for the benefit of Embassy Suites hotels system wide) of 3.5% of suite revenue, and certain additional fees for each of the Hotels operated as an Embassy Suites hotel. With regard to the Crown Sterling Suite(R) hotels (the "CSS Hotels"), in the first and second year of operations, Promus has agreed to reduced franchise fees of 1.5% and 3.5% of suite revenue, respectively. Additionally, with regard to the CSS Hotels, Promus has agreed to reductions in the marketing and reservations contribution for the first three years of operations to 2%, 2.5% and 3% of suite revenue, respectively.

                            DJONT OPERATIONS, L.L.C.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

The franchise fees will revert to 4% of suite revenue beginning the third year of operations of these hotels and the marketing and reservation contribution will return to 3.5% of suite revenue beginning in the fourth year. The Lessee pays Hilton Inns, Inc. a franchise fee of 5% of suite revenue for the Lexington Hilton Suites hotel. There are no separate franchise fees for the properties operated as Doubletree Guest Suites hotels; however, the Lessee pays a marketing and reservation contribution of 3.5% of suite revenue under these management agreements.

         The Lessee pays a base management fee of 2% of adjusted gross revenue for each hotel managed by Promus, AGHI, Doubletree and Coastal (collectively the "Hotel Managers"). In addition, the Lessee pays the Hotel Managers an incentive management fee, which ranges from 50% to 75% of a hotel's net income (after lease payments but before Lessee overhead expenses) up to a maximum of 2% to 3% of revenues. In association with the acquisition of the CSS Hotels, Promus has made its base management fees and incentive management fees subordinate to the Percentage Lease payments for a period of two years.

3.       PRO FORMA INFORMATION (UNAUDITED)

         The following unaudited Pro Forma Consolidated Statements of Operations for the six months ended June 30, 1996 and 1995 are presented as if Lessee had leased and operated all of the Hotels beginning on January 1, 1995. Such information should be read in conjunction with the financial statements listed in the Index on page 2. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. The Pro Forma Consolidated Statements of Operations do not purport to present what actual results of operations would have been if such hotels had been operated by Lessee pursuant to the Percentage Leases since such date or to project the results of operations for any future periods.


                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)

                                                                                             Six Months
                                                                                             Ended June 30,
                                                                                     --------------------------

                                                                                                ----
                                                                                            1996        1995
                                                                                     ---------------------------
Revenues                                                                                $  135,055  $  130,888
Expenses:
         Property operating costs and expenses  . . . . . . . . . . . . . . . . . .         31,499      30,961
         General and administrative   . . . . . . . . . . . . . . . . . . . . . . .          9,766       9,517
         Advertising and promotion  . . . . . . . . . . . . . . . . . . . . . . . .          8,712       7,712
         Repairs and maintenance  . . . . . . . . . . . . . . . . . . . . . . . . .          6,726       6,329
         Utilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,664       5,557

         Management fee   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,178       3,512
         Franchise fee  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,255       2,977
         Food and beverage expenses   . . . . . . . . . . . . . . . . . . . . . . .          9,406       9,201
         Percentage lease payments  . . . . . . . . . . . . . . . . . . . . . . . .         53,783      50,985
         Lessee overhead expenses   . . . . . . . . . . . . . . . . . . . . . . . .            730         723
         Liability insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . .            944       1,037
         Conversion costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      1,418
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            907         479
                                                                                         ---------  ----------
            Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        135,570  $  130,408
                                                                                         ---------  ----------
            Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .     ($     515) $      480
                                                                                         =========  ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Condensed Consolidated Financial Statements of FelCor Suite Hotels, Inc. appearing elsewhere herein.

         Between the first six months of 1995 and the comparable period of 1996, the Company's revenues increased from approximately $11.6 million to approximately $49.1 million, net income applicable to common shareholders increased from approximately $5.2 million to approximately $21.4 million, net income per common share decreased from $0.98 to $0.94, and the Initial Hotels experienced increases of 8.2% in suite revenues.

         During the first six months of 1996, the Company acquired 17 additional hotels with 4,192 suites for an aggregate purchase price of approximately $451.6 million. Of the hotels so acquired during the first six months of 1996, three were and will remain Embassy Suites hotels, one was and will remain a Hilton Suites hotel and 13 hotels have been or are in the process of being converted to the Embassy Suites brand. Twelve of the hotels acquired by the Company during the first six months that have been or will be converted into Embassy Suites hotels had been part of the Crown Sterling Suites chain that the Company agreed to acquire in September 1995.

         The Company has undertaken a $60 million plan for the upgrade and renovation of the CSS Hotels and the other hotels acquired since September 1995. Though June 30, 1996, the Company had invested approximately $25.8 million under such plan and expects to substantially complete such capital improvements by the end of 1996. In addition, the Company has added 17 suites at its Flagstaff hotel and is in the process of adding a net of 160 additional suites, adding meeting rooms and other public area upgrades to two of its other hotels at an estimated aggregate cost of approximately $19.3 million.

         In order for the Company to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels to the Lessee. The Partnership's and, therefore, the Company's principal sources of revenue are lease payments by the Lessee under the Percentage Leases. Of the aggregate pro forma Percentage Lease revenue from the Hotels under the Percentage Leases for the six months ended June 30, 1996, approximately 97.3% was derived from suite revenues and 2.7% was derived from food and beverage operations. The Lessee's ability to make payments to the Company under the Percentage Leases is dependent on the operations of the Hotels.

RESULTS OF OPERATIONS

The Company -- Actual

         Six Months Ended June 30, 1996 and 1995

         For the six months ended June 30, 1996 and 1995, the Company had revenues of $49.1 million and $11.6 million, respectively, consisting of Percentage Lease revenues of $48.3 million and $11.3 million and other revenue made up primarily of interest income of $785,000 and $217,000.

         The increase in Percentage Lease revenue was attributable primarily to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of the 30 additional hotels acquired during the period from February 1995 through June 1996. As previously noted, Percentage Lease revenue is dependent on the operations of the Hotels, primarily suite revenue. The Company owned seven hotels throughout both the first six months of 1995 and 1996, but only the Initial Hotels are considered by the Company to have been "stabilized" properties during both periods. The Initial Hotels experienced suite revenue growth of 8.2% and increases of revenue per available suite ("REVPAR") of 7.6%. All of the Initial Hotels experienced increases in REVPAR, with the increases ranging from .5% to 12% over the prior year.

         Management believes that the acquired hotels will generally experience increases in suite revenues (and accordingly, provide the Company with increases in Percentage Lease revenues) after the completion of renovation and upgrade programs, the conversion to the Embassy Suites or Doubletree Guest Suites franchises, where applicable, and the transition to a national management company such as Promus. However, as individual hotels undergo such transitions, their performance may be adversely affected temporarily by such factors as suites out of service during renovation and renovation disruptions on hotel operations. (A more detailed discussion of hotel suite revenue is contained in "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Total expenses increased $19.4 million in the six months ended June 30, 1996 from $6.4 million to $25.8 million compared to the same period in 1995. The primary components of this increase were: depreciation; taxes, insurance and other; and interest expense.

         Depreciation expense increased to $10.6 million in the six months ended June 30, 1996 from $2.2 million in the same period of 1995. The increase resulted from the acquisition of hotels in 1995 and 1996 and capital expenditures made on existing and acquired hotels.

         Taxes, insurance and other expenses increased $5.6 million from $1.1 million in the first six months of 1995 to $6.7 million in the first six months of 1996. This increase is primarily attributed to the additional hotel properties acquired in 1995 and 1996.

         Interest expense increased from $839,000 for the six months ended June 30, 1995 to $4.3 million for the six months ended June 30, 1996. The increase in interest expense is primarily associated with debt assumed or incurred in connection with the hotels purchased during the fourth quarter of 1995 and the first quarter of 1996.

         Minority interest in earnings increased from $1.7 million for the six months of 1995 to $3.1 million for the same period in 1996. The percentage of income attributable to minority interests was 11.9% for the six months ended June 30, 1996 and 17.2% for the same period in 1995. The decrease in the minority interest percentage was primarily the result of the Company's contribution to the Partnership of the proceeds from the common stock issued during May 1995 and December 1995 in registered public offerings partially offset by additional units of limited partnership interest in the Partnership issued to Promus and the sellers of the Piscataway and Lexington hotels.

         Three Months Ended June 30, 1996 and 1995

         For the three months ended June 30, 1996 and 1995, the Company had revenues of $24.6 million and $6.2 million, respectively, consisting of Percentage Lease revenues of $23.9 million and $6.0 million and other revenue made up primarily of interest income of $638,000 and $209,000.

         The increase in Percentage Lease revenue was attributable primarily to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of the 27 additional hotels acquired during the period from July 1995 through June 1996. As previously noted, Percentage Lease revenue is dependent on the operations of the Hotels, primarily suite revenue. The Company owned nine hotels throughout both the second quarter of 1995 and 1996, but only the Initial Hotels are considered by the Company to have been "stabilized" properties during both periods. The Initial Hotels experienced suite revenue and revenue per available suite growth of 8.0%. All of the Initial Hotels experienced increases in REVPAR, with the increases ranging from 3% to 14% over the prior year. A more detailed discussion of hotel suite revenue is contained in "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Total expenses increased $9.9 million in the three months ended June 30, 1996 from $3.4 million to $13.3 million compared to the same period in 1995. The primary components of this increase were: depreciation; taxes, insurance and other; and interest expense. As previously discussed, the primary reason for this increase is related to the increased number of hotel properties owned by the Company, from ten properties at June 30, 1995 to 37 properties at June 30, 1996.

FUNDS FROM OPERATIONS

         The Company considers funds from operations to be a key measure of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

         The following table computes "Funds From Operations" under the newly adopted National Association of Real Estate Investment Trusts ("NAREIT") definition. Funds From Operations under the NAREIT definition consists of net income, computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation of real property (including furniture and equipment) and after adjustments for unconsolidated partnerships and joint ventures.

                                                                       Three Months Ended     SIX MONTHS ENDED
                                                                             JUNE 30,             JUNE 30,
                                                                    --------------------------------------------
                                                                        1996        1995       1996       1995
                                                                    -----------  ---------    --------  ---------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  11,266  $  2,808    $ 23,237   $  5,180
Less preferred dividends  . . . . . . . . . . . . . . . . . . . .         1,835                 1,835
                                                                      ---------  --------    --------   --------
Net income applicable to common shareholders  . . . . . . . . . .         9,431     2,808      21,402      5,180
Add:
   Minority interest  . . . . . . . . . . . . . . . . . . . . . .         1,522       814       3,142      1,668
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .         6,088     1,178      10,604      2,236
                                                                      ---------  --------    --------   --------

   Funds From Operations available for common
       shares and units   . . . . . . . . . . . . . . . . . . . .     $  17,041  $  4,800    $ 35,148   $  9,084
                                                                      =========  ========    ========   ========

Funds From Operations per share and unit  . . . . . . . . . . . .     $    0.66  $   0.64    $   1.36   $   1.30
                                                                      =========  ========    ========   ========

Weighted average common shares outstanding  . . . . . . . . . . .        22,905     5,850      22,760      5,281
Weighted average units outstanding  . . . . . . . . . . . . . . .         3,106     1,695       3,083      1,695
                                                                      ---------  --------    --------   --------
Weighted average shares and units outstanding . . . . . . . . . .        26,011     7,545      25,843      6,976
                                                                      =========  ========    ========   ========


The Company -- Pro Forma Six Months Ended June 30, 1996 and 1995

        The following pro forma information is presented as if the acquisition of all the Hotels and the consummation of the Company's securities offerings and the Partnership's unit transactions through June 30, 1996 had occurred as of January 1, 1995.

        For the six months ended June 30, 1996, the Company's pro forma Percentage Lease revenue increased $2.7 million. This increase is attributable to increases in suite revenue, despite the substantial number of suites taken out of service for renovation and conversion to the Embassy Suites brand during the second quarter of 1996. The historical suite revenue increased by 4% for the 37 hotels presented in the pro forma financial statements. (The historical hotel revenue increase is more fully discussed in "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

        Pro forma depreciation and amortization expenses increased by $1.1 million, primarily reflecting the historical asset additions from property upgrades and renovations made by the Company during 1995 and through the first six months of 1996. Pro forma taxes, insurance and other increased $426,000. Pro forma interest expense declined by $37,000 reflecting the historical decrease in LIBOR and the amortization of principal on the capital lease obligations. Minority interest was $3.3 million and $3.2 million for pro forma 1996 and 1995 second quarters, respectively. The pro forma net income was $24.4 million and $23.4 million for the six months ended June 30, 1996 and 1995, respectively.

The Lessee -- Actual

        The Six Months Ended June 30, 1996 and 1995

        Total revenues increased 306% from $30.2 million for the six months ended June 30, 1995 to $122.5 million for the same period of 1996. The primary reason for this increase is that in the number of hotels operated by the Lessee increased from ten hotels at June 30, 1995 to 37 hotels at June 30, 1996. The increases in Percentage Lease expense, property operating costs and other hotel expenses in the first six months of 1996 compared to the same period of 1995 relate primarily to the increased number of hotels operated by the Lessee. The Lessee had net income of $512,000 and a net loss of $204,000 for the six months ended June 30, 1995 and 1996 respectively. The principal reason for this decline in net income is related to costs of taking over operations of acquired hotels and of converting and upgrading the 24 hotels acquired in the fourth quarter of 1995 and the first six months of 1996.

        The Three Months Ended June 30, 1996 and 1995

        Total revenues increased 288% from $16.0 million in the second quarter of 1995 to $62.1 million for the same period of 1996. The primary reason for this increase is the increase in the number of hotels operated by the Lessee from 10 hotels at June 30, 1995 to 37 hotels at June 30, 1996. The increases in Percentage Lease expense, property operating costs and other hotel expenses in the second quarter of 1996 compared to the same period of 1995 relate primarily to the increased number of hotels operated by the Lessee. The Lessee had net income of $123,000 and a net loss of $1.1 million for the three months ended June 30, 1995 and 1996 respectively. The principal reason for this decline in net income is related to costs of taking over operations on acquired hotels and of converting and upgrading the 24 hotels acquired in the fourth quarter of 1995 and the first six months of 1996.

The Hotels -- Actual

        The following table sets forth historical suite revenue and percentage changes therein between the periods presented for the 37 hotels included in the pro forma financial information with respect to the Lessee. The following presentation groups separately the suite revenues of the Initial Hotels, the 18 CSS Hotels and the other 13 hotels acquired by the Company ("Other Acquired Hotels") through June 30, 1996.

                                                   SUITE REVENUE                         SUITE REVENUE
                                                  (IN THOUSANDS)                        (IN THOUSANDS)
                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                     JUNE 30,                               JUNE 30,
                                             ---------------------------  PERCENT  --------------------------  PERCENT
                                                 1996            1995     CHANGE        1996         1995      CHANGE
                                             ------------    -----------  ------   ------------- -----------   ------
Initial Hotels  . . . . . . . . . . . . .      $ 11,141        $ 10,320     8.0%     $  22,320      $  20,621    8.2%
CSS Hotels  . . . . . . . . . . . . . . .        27,825          27,438     1.4%        59,970         58,750    2.1%
Other Acquired Hotels . . . . . . . . . .        17,259          15,928     8.4%        34,161         32,510    5.1%
                                               --------        --------              ---------      ---------
        Totals  . . . . . . . . . . . . .      $ 56,225        $ 53,686     4.7%     $ 116,451      $ 111,881    4.1%
                                               ========        ========              =========      =========

        Comparison of The Hotels' Suite Revenues for the Three and Six Months Ended June 30, 1996 and 1995

        Suite revenues from the 37 hotels included in the pro forma information increased 4.1% for the six months ended June 30, 1996 from the comparative period of 1995. The Initial Hotels increased 8.2% while the CSS Hotels and the Other Acquired Hotels increased 2.1% and 5.1%, respectively.

        Increases in suite revenues, particularly at the CSS Hotels, were limited by the number of suites out of service for renovation and conversion during the six months ended June 30, 1996. The Company had approximately 51,000 suite- nights taken out of service during the second quarter, which represents approximately 6.8% of the Company's normal suite inventory for the quarter.

        The increase in suite revenue is primarily the result of increases in average daily rate ("ADR"), partially offset by decreases in occupancy. The Initial Hotels increased in both ADR and occupancy: ADR increased 6.6% to $104.37 and occupancy percentage increased from 78.7% to 79.4% (or 1%). The Company has committed to a capital program for all Hotels that ensures that at least 4% of suite revenue will be available for capital improvements in addition to normal repair and maintenance expenditures.

        The CSS Hotels experienced an increase in ADR of 4.4% to $104.16 and a 3.0% decrease in occupancy to 68.5%. The Other Acquired Hotels increased ADR by 5.8% to $101.45, which was partially offset by a 1.9% decrease in occupancy to 74.1%. The Company has committed to a capital renovation and conversion program for the CSS Hotels and the Other Acquired Hotels of approximately $60 million and is also reserving 4% of suite revenue for ongoing capital improvements in addition to making normal repair and maintenance expenditures. The CSS Hotels either have been or are in the process of being converted to Embassy Suites hotels (16) or Doubletree Guest Suites hotels (2). At August 1, 1996, ten of the CSS Hotels had been converted to the new franchise brands.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow from the Percentage Leases. For the six months ended June 30, 1996, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $33.5 million and funds from operations, which is the sum of net income, minority interest, depreciation of real property including furniture and equipment, was $35.1 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Company's liquidity, including its ability to make distributions to shareholders, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

        The Company intends to acquire additional hotel properties and may incur indebtedness to make such acquisitions, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

        The Company's Charter limits consolidated indebtedness to 40% of the Company's investment in hotel properties, at cost, on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness.
For purposes of this limitation, the Company's consolidated investment in hotel properties, at cost, is its investment, at cost, in hotel properties, as reflected in its consolidated financial statements plus (to the extent not otherwise reflected) the value (as determined by the Board of Directors at the time of issuance) of any equity securities issued, otherwise than for cash, by the Company or any of its subsidiaries in connection with the acquisition of hotel properties. Under this definition as of June 30, 1996, the Company's investment in hotel properties at cost was $868 million. Accordingly, the Company's maximum permitted indebtedness would have been approximately $349 million (of which $87 million was borrowed at June 30, 1996). Assuming all of this additional debt capacity, together with the Company's available cash and cash equivalents, were used for the acquisition of additional hotel properties, the Company's investment in hotel properties would increase to approximately $1.5 billion and the maximum permitted indebtedness would increase to $582 million.

        On May 6, 1996, the Company completed an offering of six million shares of $1.95 Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at $25 per share. An additional fifty thousand shares of Series A Preferred Stock were issued at $25 per share pursuant to the exercise of the underwriters' over-allotment option. The Series A Preferred Stock will pay an annual dividend equal to the greater of $1.95 per share (yielding 7.8% based on the $25 purchase price) or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A Preferred Stock is then convertible and will be cumulative from May 6, 1996. Each share of the Series A Preferred Stock is convertible at the shareholder's option to 0.7752 shares of common stock, subject to certain adjustments, and may not be redeemed by the Company prior to April 30, 2001. The Company used approximately $87.3 million of the proceeds from the Series A Preferred Stock to pay down debt existing at March 31, 1996. The balance of the net proceeds was used to acquire the two remaining CSS Hotels in Mandalay Beach and Napa,

California and the Deerfield, Illinois Embassy Suites hotel, to fund a portion of the Company's $60 million renovation and conversion program, to provide funds for acquisitions and for general corporate purposes.

        At June 30, 1996, the Company had $5.1 million of cash and cash equivalents and had not utilized any of the amount available under the Company's $100 million revolving credit facility (" Line of Credit"). The Line of Credit, as amended, has an initial term of two years (currently ending October 6, 1997) and any outstanding balance at the end of that period is convertible, at the Company's option, into a three-year term loan. Borrowings under the Line of Credit bear interest, at the Company's option, (i) at the prime rate, (ii) the 30-day or 90-day LIBOR rate plus 200 basis points or (iii) the 30-day or 90-day U.S. Treasury Note yield plus 250 or 275 basis points, respectively. Up to ten percent of the maximum commitment amount of the Line of Credit may be used for working capital purposes. At June 30, 1996, there were no borrowings for working capital purposes. If the Line of Credit is converted into a three-year term loan in October 1997, the balance will bear interest at (i) the prime rate plus 50 basis points, (ii) the 90-day LIBOR rate plus 225 basis points, or (iii) the 36-month U.S. Treasury Note yield plus 250 basis points, at Company's option. The Line of Credit is collateralized by first mortgages on certain of the Hotels.

        Promus has guaranteed the $25 million Renovation Loan facility provided to the Company to be used to fund a portion of the renovation cost of the CSS Hotels being converted to Embassy Suites hotels. At June 30, 1996, the loan bears interest at LIBOR plus 52.5 basis points, requires quarterly principal
payments of $1.25 million beginning June 1999 and matures in June 2000.   The
Company had drawn $6.8 million under this loan facility at June 30, 1996.

        The Company assumed a $75 million debt collateralized by six hotels acquired in the first quarter and repaid $10 million of such debt in the second quarter. The debt bears interest at LIBOR plus 150 basis points and matures in September 1996, unless extended by the Company, in which event the debt will bear interest at LIBOR plus 175 basis points and mature in December 2000. Additionally, in the first quarter the Company assumed a $14 million debt collateralized by a hotel property and retired such debt in the second quarter.

        The Company has a capital upgrade and renovation program for the CSS Hotels and the other hotels acquired since September 1995 and has committed approximately $60 million to be invested in 1995 and 1996 for this program.
The Company has invested approximately $25.8 million on such capital improvements through the first six months of 1996 and expects to substantially complete this program by the end of 1996. These capital improvements will be funded partially through (i) the $25 million Renovation Loan facility, (ii) the proceeds of the Series A Preferred Stock offering, and (iii) the Company's Line of Credit. As individual hotels undergo such upgrade and renovation, their performances may be adversely affected, although such effects are expected to be temporary.

        The Company constructed 17 additional suites at the Flagstaff hotel and has begun construction on 32 additional suites at the New Orleans hotel, a net addition of 128 suites at the Boston-Marlborough hotel, additional meeting rooms and other public area upgrades for these hotels (with completion of such projects currently scheduled for late 1996 and mid-1997, respectively) at an aggregate cost of approximately $19.3 million.

        The Company and Promus are parties to a subscription agreement under which Promus has subscribed for the purchase of shares of common stock in an aggregate amount of $50 million, at a price per share of $26.50, the offering price per share of the Company's common stock offering in December 1995. Such investment has been made in increments in conjunction with the Company's acquisition of the CSS Hotels and other qualifying hotels. Through June 30, 1996, the Company had issued an aggregate of 1,721,223 shares of Common Stock to Promus pursuant to this subscription agreement for an aggregate investment of approximately $45.6 million. As a result of the purchase of the Napa, California and Mandalay Beach, California hotels on May 8, 1996, the Company met the requirements under the previously noted subscription agreement and Promus purchased the final 165,569 shares of common stock for approximately $4.4 million on July 16, 1996.

        The Company's cash flow from financing activities of approximately $123.4 million for the six months ended June 30, 1996 resulted from the issuance of the Series A Preferred Stock of $144.3 million, the sale of common stock to Promus under a subscription agreement of $40.6 million, net repayments of $43.8 million under the Line of Credit and other borrowing facilities, distributions of $16.8 million and additional loan costs of $820,000.

INFLATION

        Operators of hotels, in general, possess the ability to adjust room rates periodically. Competitive pressures may, however, limit the Lessee's ability to raise room rates.

SEASONALITY

        The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that it receives Percentage Rent. To the extent the cash flow from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its shareholders. The Company's use of the Line of Credit for working capital, distributions and general corporate purposes is limited to 10% of the maximum amount available under the Line of Credit.

                         PART II. -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         During May 1996, the Company completed a registered public offering of 6,050,000 shares of its Series A Preferred Stock, having a par value of $0.01 per share and a liquidation preference of $25.00 per share. By Articles Supplementary dated April 30, 1996, the Company established the terms, preferences and relative rights of the Series A Preferred Stock, including without limitation, certain (i) preferences over the holders of Common Stock of the Company with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up of the Company, (ii) limitations on the purchase, redemption or acquisition of Common Stock by the Company, and (iii) rights, as a class, to elect two additional directors of the Company in the event specified arrearages in the payment of dividends on the Series A Preferred Stock exist, all as more fully described in said Articles Supplementary. The foregoing does not purport to be a complete statement of the terms, preferences or relative rights of the Series A Preferred Stock and is qualified in its entirety by reference to the Company's Charter, including such Articles Supplementary, a copy of which is filed herewith as Exhibit 3.1 and to which reference is hereby made for a complete statement of such terms, preferences and relative rights.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         On May 15, 1996, the annual meeting of the stockholders of the Company ("Annual Meeting") was held in Dallas, Texas. At the Annual Meeting, the two incumbent Class II directors of the Company, Thomas J. Corcoran, Jr. and Donald
J. McNamara, were re-elected as Class II directors for full three-year terms expiring at the annual meeting of stockholders in 1999. Continuing as Class I directors, with terms expiring at the annual meeting of stockholders in 1998, were Hervey A. Feldman and Charles N. Mathewson and continuing as Class III directors, with terms expiring at the annual meeting of stockholders in 1997, were Richard S. Ellwood, Richard O. Jacobson and Thomas J. McChristy.

         At the Annual Meeting, in addition to the election of Class II directors, the following matters were submitted to a vote of the shareholders:
(1) the adoption of the Company's 1995 Restricted Stock and Stock Option Plan ("1995 Plan") and (2) the adoption of an amendment to the Company's Charter ("Amendment") to provide that nothing contained therein will prohibit the settlement of any transaction entered into through the facilities of the New York Stock Exchange. Messrs. Corcoran and McNamara were duly re-elected, with 16,869,206 shares (99.9% of the shares voting on such election) being voted for the election of each such person and with authority to vote for each such person being withheld with respect to 16,440 shares. The 1995 Plan was duly adopted, with 10,750,372 shares (69.0% of the shares voting on the 1995 Plan) being voted for the adoption thereof and 4,838,766 shares being voted against its adoption. In addition, the holders of 18,344 shares abstained from voting on the 1995 Plan and there were 1,278,164 broker non-votes with respect thereto. The Amendment was duly adopted, with 16,854,755 shares (74.0% of the shares outstanding and entitled to vote) being voted for the adoption thereof and 4,660 shares being voted against its adoption. In addition, the holders of 10,580 shares abstained from voting on the Amendment and there were 15,651 broker non-votes with respect thereto.

ITEM 5.  OTHER INFORMATION.

         On May 10, 1996, a capital call of $7 million was made on the partners of Los Angeles International Airport Hotel Associates ("LAX"), a Texas limited partnership owning a 350-suite Crown Sterling Suite hotel ("LAX Hotel") near the Los Angeles International Airport. A subsidiary of FelCor then owned a 50% general partner interest and approximately 142 of the 379 units of limited partner interest in LAX ("Units") then outstanding. In conjunction with the capital call, the general partner of LAX offered to purchase the Units held by the other partners, at $750 per Unit. Under the terms of the LAX partnership agreement, if any partner failed to make the capital contribution required by the call, the general partner would make the required contribution and the interest of the defaulting partner would be automatically transferred to the general partner. As a consequence of this capital call, at June 30, 1996, the FelCor subsidiary serving as the general partner of LAX had made additional capital contributions to LAX and payments to selling limited partners aggregating approximately $6.9 million and, as a consequence, had become the owner of approximately 97% of the outstanding equity interests in LAX. Of the aggregate $7 million provided to LAX by the capital call, approximately $2.25 million was used to repay loans made by FelCor to LAX, approximately $3.6 million was reserved for renovations and improvements to the LAX Hotel, and the balance was utilized for working capital purposes. In addition, as of May 10, 1996, FelCor purchased the existing first mortgage indebtedness secured by the LAX Hotel from Coast Federal Bank at the then unpaid balance due thereunder of approximately $19.8 million. As a result of FelCor's ownership of the first mortgage indebtedness and certain other obligations of LAX, FelCor will receive 100% of the economic benefits from LAX's ownership of the LAX Hotel for the foreseeable future. The majority of these transactions are eliminated in consolidation.

         For information relating to hotel acquisitions and certain other transactions by the Company through June 30, 1996, see Note 1 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc. contained in
Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

         On July 16, 1996, the Company issued 165,569 shares of Common Stock to Promus Hotels, Inc. for cash in the amount of approximately $4.4 million pursuant to the terms of an existing subscription agreement. This purchase completed the remaining obligations of Promus under such subscription agreement.

         On July 22, 1996, the Company acquired a 50% equity interest in the 235-suite Embassy Suites hotel located in San Rafael, Marin County, California, across the bay from San Francisco. The Company paid approximately $4.0 million in cash and took its interest subject to approximately $10.2 million in nonrecourse indebtedness, being its proportionate share of the partnership
debt.   Upon acquisition, the hotel was leased to DJONT Operations, L.L.C.
("DJONT"), which leases the Company's other hotels, under a 10-year percentage lease upon terms comparable with the Company's other hotel leases. The remaining 50% equity interest in this hotel is held by Promus, which also manages the hotel on behalf of DJONT.

         As of July 31, 1996, the Company also acquired a 50% equity interest in a 274-suite Embassy Suites hotel located in Parsippany, New Jersey for approximately $15.3 million in cash. Upon acquisition, this hotel was leased to DJONT under a 10-year percentage lease upon terms comparable with the Company's other hotel leases. Promus continues to own the remaining 50% interest in this hotel, which it manages on behalf of DJONT.

         Effective August 1, 1996, William S. McCalmont became the Senior Vice President, Treasurer and Chief Financial Officer of the Company. For approximately 12 years prior to joining the Company, Mr. McCalmont had been employed in various positions with Harrah's Entertainment, Inc., formerly The Promus Companies Incorporated, most recently having served as the Vice President and Treasurer thereof since November 1991.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits:

                 Exhibit
                 Number                            Description
                 ------                            -----------
                 3.1              --       Articles of Amendment and Restatement dated June 22, 1995, amending and restating the Charter of Registrant, as amended or supplemented by Articles of
                                           Merger dated June 23, 1995, Articles Supplementary dated April 30, 1996 and
                                           Articles of Amendment dated August 8, 1996.

                 4.1              --       Form of Share Certificate for Common Stock.

                 10.1.5           --       Fifth Amendment to Amended and Restated Agreement of Limited Partnership of
                                           the Partnership dated as of May 2, 1996, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, adopting Addendum No. 2 to Amended and Restated Agreement of
                                           Limited Partnership of the Partnership dated as of May 2, 1996.


                 10.2.2           --       Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Registrant through July 31, 1996.

                 27               --       Financial Data Schedule.


            (b)  Reports on Form 8-K:
                 None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 1996



                                      FELCOR SUITE HOTELS, INC.



                                      By:     /s/ Lester C. Johnson
                                         ---------------------------------------
                                                  Lester C. Johnson
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBIT                                                            PAGE
- ------           ----------------------                                                            ----
3.1              Articles of Amendment and Restatement dated June 22, 1995 amending and restating the Charter of Registrant, as amended or supplemented by Articles of
                 Merger dated June 23, 1995, Articles Supplementary dated April 30, 1996 and
                 Articles of Amendment dated August 8, 1996.

4.1              Form of Share Certificate for Common Stock.

10.1.5           Fifth Amendment to Amended and Restated Agreement of Limited Partnership of the
                 Partnership dated as of May 2, 1996 between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, adopting Addendum No. 2 to Amended and Restated Agreement of
                 Limited Partnership of the Partnership dated as of May 2, 1996.

10.2.2           Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Registrant through July 31, 1996.

27               Financial Data Schedule.