Form 10-Q/A
period 1996-06-30
FELCOR SUITE HOTELS INC
filed 1996-09-09
CIK 923603

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A

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
         (State or other jurisdiction of                    I.R.S. Employer
                 incorporation or                          Identification No.
                   organization)

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

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         The number of shares of Common Stock, par value $.01 per share, of FelCor Suite Hotels, Inc. outstanding on August 5, 1996 was 23,180,008.


- --------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Exhibits:

                 Exhibit
                 Number       Description
                 -------      -----------

                 3.1      --  Articles of Amendment and Restatement dated June
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


             (b) Reports on Form 8-K:

                 A Current Report on Form 8-K, dated May 1, 1996 was filed by
                 the Company on May 3, 1996.   As stated under Item 5 thereof,
                 the purpose of the filing was to include in the Registrant's filings under the Securities Exchange Act of 1934 the following exhibits pursuant to Item 7(c) of said Current Report on Form 8-K.

                 Exhibit
                 Number       Description of Exhibit
                 -------      ----------------------

                 4.2 Indenture dated as of April 22, 1996 by and between the Registrant and SunTrust Bank, Atlanta, Georgia, as Trustee.

                 4.3 Articles Supplementary dated April 30, 1996 relating to the Series A Cumulative Convertible Preferred Stock ("Series A. Preferred Stock") of the Registrant.

                 4.4          Form of Share Certificate for Series A Preferred
                              Stock.

                 Exhibit
                 Number       Description of Exhibit
                 -------      ----------------------

                 10.20.3 Letter agreement dated January 3, 1996, among Minnesota Hotel Company, Inc. ("MHCI"), Crown Sterling Management, Inc. ("CSM"), Crown Sterling Incorporated ("CSI"), FelCor/CSS Holdings, L.P. ("Holdings") and PFS Ventures, Inc. ("PFS") relating to amendments to Master Agreement dated as of September 19, 1995 between MHCI and Holdings ("Master Agreement") and Asset Purchase Agreement dated as of September 19, 1995 among CSM, CSI and PFS ("Asset Purchase Agreement").

                 10.20.4 Letter agreement dated March 26, 1996, among MHCI, Napa Wine Country Hotel, a California Limited Partnership, Mandalay Beach, California Hotel Associates, a California Limited partnership ("MBC"), CSM, CSI, Holdings and PFS relating to amendments to Master Agreement, Asset Purchase Agreement and Partnership Interests Purchase Agreement dated as of September 19, 1995 among MHCI, MBC, Robert E. Woolley and Holdings ("Partnership Interests Purchase Agreement").

                 10.21.1 Letter agreement dated March 27, 1996 among MHCI, MBC, Holdings and PFS relating to amendments to Partnership Interests Purchase Agreement.

                 10.21.2 Letter agreement dated March 27, 1996, among MHCI, MBC, CSM, CSI, Holdings and PFS relating to amendments to Partnership Interests Purchase Agreement and Asset Purchase Agreement.

                 10.30 Credit Agreement dated as of February 6, 1996, by and among the Partnership, as borrower, Holdings and the Registrant, as guarantors, and Canadian Imperial Bank of Commerce, as agent.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 9, 1996

                                        FELCOR SUITE HOTELS, INC.



                                        By:       /s/ Lester C. Johnson
                                            -----------------------------------
                                                     Lester C. Johnson
                                               Vice President and Controller
                                               (Principal Accounting Officer)