Form 10-Q
period 1996-09-30
FELCOR SUITE HOTELS INC
filed 1996-11-14
CIK 923603

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

  /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

 / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-24250

                           FELCOR SUITE HOTELS, INC.
             (Exact name of registrant as specified in its charter)

                     MARYLAND                                   72-2541756
           (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                    Identification No.)

545 E. JOHN CARPENTER FREEWAY, SUITE 1300, IRVING, TEXAS               75062
        (Address of principal executive offices)                     (Zip Code)

                                 (972) 444-4900
              (Registrant's telephone number, including area code)



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

         The number of shares of Common Stock, par value $.01 per share, of FelCor Suite Hotels, Inc. outstanding on November 1, 1996 was 23,495,057.

--------------------------------------------------------------------------------

                           FELCOR SUITE HOTELS, INC.

                                     INDEX


                        PART I. -- FINANCIAL INFORMATION


                                                                                                       Page
                                                                                                       ----
 Item 1.    Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
            FELCOR SUITE HOTELS, INC.
               Condensed Consolidated Balance Sheets -- September 30, 1996 (Unaudited)
                    and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
               Condensed Consolidated Statements of Operations -- For the Three and Nine Months
                    Ended September 30, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . .        4
               Condensed Consolidated Statements of Cash Flows -- For the Nine Months
                    Ended September 30, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . .        5
               Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . .        7
            DJONT OPERATIONS, L.L.C.
               Consolidated Balance Sheets -- September 30, 1996 (Unaudited)
                    and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
               Consolidated Statements of Operations -- For the Three and Nine Months
                    Ended September 30, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . .        13
               Consolidated Statements of Cash Flows -- For the Nine Months
                    Ended September 30, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . .        14
               Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .        15
 Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

                                         PART II. -- OTHER INFORMATION

 Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25
 Item 5.    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25
 Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .        25

 SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27


                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FELCOR SUITE HOTELS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                 ASSETS
                                                                                  September 30,     December 31,
                                                                                       1996             1995
                                                                                   -----------        --------
                                                                                   (UNAUDITED)
 Investment in hotel properties, net . . . . . . . . . . . . . . . . . . . . .     $   804,097        $325,155
 Investment in unconsolidated subsidiaries . . . . . . . . . . . . . . . . . .          44,941          13,819
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .           8,083         166,821
 Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,616          35,317
 Due from Lessee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,755           2,396
 Deferred expenses, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,409           1,713
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,012           3,138
                                                                                   -----------        --------

            Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   866,913        $548,359
                                                                                   ===========        ========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Distributions payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     2,949        $  4,918
 Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . . .           1,152           3,552
 Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         111,550           8,410
 Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . . . .          13,339          11,256
 Minority interest in Partnership, 2,787 and 2,695 units issued and outstanding at September 30, 1996 and December 31, 1995,
      respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          78,220          58,837
                                                                                   -----------        --------

            Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .         207,210          86,973
                                                                                   -----------        --------

 Commitments and contingencies (Note 2)

 Shareholders' equity:
 Preferred stock, $.01 par value, 10,000 shares authorized, 6,050 shares
      issued and outstanding at September 30, 1996 . . . . . . . . . . . . . .         151,250
 Common stock, $.01 par value, 50,000 shares authorized, 23,501 and
      21,135 shares issued and outstanding at September 30, 1996
      and December 31, 1995, respectively  . . . . . . . . . . . . . . . . . .             235             211
 Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . .         504,791         463,524
 Unearned officers' and directors' compensation  . . . . . . . . . . . . . . .          (1,646)           (473)
 Earnings in excess (deficient) of distributions . . . . . . . . . . . . . . .           5,073          (1,876)
                                                                                   -----------        --------
            Total shareholders' equity . . . . . . . . . . . . . . . . . . . .         659,703         461,386
                                                                                   -----------        --------

            Total liabilities and shareholders' equity . . . . . . . . . . . .     $   866,913        $548,359
                                                                                   ===========        ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                      --------------------        ---------------------
                                                                       1996          1995          1996          1995
                                                                      -------       ------        -------       -------
 Revenues:
   Percentage lease revenue  . . . . . . . . . . . . . . . . .        $25,263       $6,138        $72,648       $17,487
   Other revenue . . . . . . . . . . . . . . . . . . . . . . .            163          215            937           432
   Income from unconsolidated subsidiaries . . . . . . . . . .            927          290          1,412           290
                                                                      -------       ------        -------       -------
            Total revenue  . . . . . . . . . . . . . . . . . .         26,353        6,643         74,997        18,209
                                                                      -------       ------        -------       -------

 Expenses:
   General and administrative  . . . . . . . . . . . . . . . .            458          215          1,307           640
   Depreciation  . . . . . . . . . . . . . . . . . . . . . . .          7,529        1,455         17,833         3,691
   Taxes, insurance and other  . . . . . . . . . . . . . . . .          3,260          616          9,859         1,755
   Interest expense  . . . . . . . . . . . . . . . . . . . . .          1,760          143          6,273         1,061
   Minority interest . . . . . . . . . . . . . . . . . . . . .          1,477          724          4,619         2,392
                                                                      -------       ------        -------       -------
            Total expenses . . . . . . . . . . . . . . . . . .         14,484        3,153         39,891         9,539
                                                                      -------       ------        -------       -------

 Net income before extraordinary charge  . . . . . . . . . . .         11,869        3,490         35,106         8,670

 Extraordinary charge from write off of deferred financing fees         2,354                       2,354
                                                                      -------       ------        -------       -------

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . .          9,515        3,490         32,752         8,670

 Preferred dividends . . . . . . . . . . . . . . . . . . . . .          2,949                       4,784
                                                                      -------       ------        -------       -------

 Net income applicable to common shareholders  . . . . . . . .        $ 6,566       $3,490        $27,968       $ 8,670
                                                                      =======       ======        =======       =======

 Per common share information:
   Net income applicable to common shareholders
      before extraordinary charge  . . . . . . . . . . . . . .        $  0.38       $ 0.43        $  1.32       $  1.39
   Extraordinary charge  . . . . . . . . . . . . . . . . . . .          (0.10)                      (0.10)
                                                                      -------       ------        -------       -------
   Net income  . . . . . . . . . . . . . . . . . . . . . . . .        $  0.28       $ 0.43        $  1.22       $  1.39
                                                                      =======       ======        =======       =======
   Weighted average number of common shares outstanding  . . .         23,276        8,170         22,933         6,255





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        --------------------
                                                                                          1996        1995
                                                                                        --------     -------
 Cash flows from operating activities:
       Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 32,752     $ 8,670
       Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
              Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .      18,417       3,966
              Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . .       4,619       2,392
              Income from unconsolidated subsidiaries  . . . . . . . . . . . . . . .      (1,412)       (290)
              Extraordinary charge for write off of deferred financing fees  . . . .       2,354
       Changes in assets and liabilities:
              Due from Lessee  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,359)         50
              Deferred expenses and other assets . . . . . . . . . . . . . . . . . .         423      (1,202)
              Accrued expenses and other liabilities . . . . . . . . . . . . . . . .      (3,142)     (1,740)
                                                                                        --------     -------
                     Net cash flow provided by operating activities  . . . . . . . .      52,652      11,846
                                                                                        --------     -------

 Cash flows from investing activities:
       Acquisition of hotel properties and related accounts  . . . . . . . . . . . .    (287,715)    (54,853)
       Acquisition of unconsolidated subsidiaries  . . . . . . . . . . . . . . . . .     (28,204)    (13,221)
       Cash distributions from unconsolidated subsidiaries   . . . . . . . . . . . .         896
       Prepayment under purchase agreement   . . . . . . . . . . . . . . . . . . . .                 (15,000)
       Improvements and additions to hotel properties  . . . . . . . . . . . . . . .     (44,960)     (3,337)
                                                                                        --------     -------
                     Net cash flow used in investing activities  . . . . . . . . . .    (359,983)    (86,411)
                                                                                        --------     -------

 Cash flows from financing activities:
       Proceeds from borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .     185,350      40,100
       Repayment of borrowings   . . . . . . . . . . . . . . . . . . . . . . . . . .    (190,954)    (35,949)
       Loan costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,402)
       Proceeds from sale of common stock  . . . . . . . . . . . . . . . . . . . . .      44,978      81,011
       Proceeds from sale of preferred stock   . . . . . . . . . . . . . . . . . . .     144,251
       Distributions paid to limited partners  . . . . . . . . . . . . . . . . . . .      (3,960)     (2,212)
       Distributions paid to preferred shareholders  . . . . . . . . . . . . . . . .      (1,835)
       Distributions paid to common shareholders   . . . . . . . . . . . . . . . . .     (24,835)     (7,729)
                                                                                        --------     -------
                     Net cash flow provided by financing activities  . . . . . . . .     148,593      75,221
                                                                                        --------     -------

 Net change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    (158,738)        656
 Cash and cash equivalents at beginning of periods . . . . . . . . . . . . . . . . .     166,821       1,118
                                                                                        --------     -------
 Cash and cash equivalents at end of periods . . . . . . . . . . . . . . . . . . . .    $  8,083     $ 1,774
                                                                                        ========     =======
 Supplemental cash flow information --
       Interest paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  6,971     $   452
                                                                                        ========     =======


 Supplemental disclosure of noncash financing activities:

      In the first nine months of 1996 the Company provided for the grant of an aggregate of 53,000 shares of restricted common stock to officers and directors which, at date of issuance, were valued at $26.50 to $31.375 per share.

                           FELCOR SUITE HOTELS, INC.

 Supplemental disclosure of noncash financing activities: -- (continued)

      In connection with certain unit and common stock transactions, $4.2 million was allocated to minority interest in Partnership from additional paid in capital.

      In the first nine months of 1996 the Company purchased certain assets and assumed certain liabilities of hotel properties. These purchases were recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows:


          Assets acquired . . . . . . . . . . . . . . . .         $451,617
          Application of prepayments to acquisition
              of hotel properties . . . . . . . . . . . .          (35,455)
          Debt assumed  . . . . . . . . . . . . . . . . .         (108,744)
          Capital equipment leases assumed  . . . . . . .           (2,823)
          Partnership units issued  . . . . . . . . . . .          (10,880)
          Common stock issued . . . . . . . . . . . . . .           (6,000)
                                                                  --------
                Net cash paid   . . . . . . . . . . . . .         $287,715
                                                                  ========

      During the third quarter of 1996 the Company purchased interests in unconsolidated subsidiaries that hold hotel properties. The hotel properties associated with these unconsolidated subsidiaries are located in, Marin County, California; Parsippany, New Jersey; Charlotte, North Carolina; and Indianapolis, Indiana. These purchases were recorded under the equity method of accounting. The value of the assets recorded at the date of acquisition are as follows:

       Assets acquired . . . . . . . . . . . . . . . .        $  30,772
       Partnership units issued  . . . . . . . . . . .           (2,568)
                                                              ---------
             Net cash paid   . . . . . . . . . . . . .        $  28,204
                                                              =========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND ACQUISITIONS

      FelCor Suite Hotels, Inc., formed as a self-administered real estate investment trust ("REIT"), was incorporated on May 16, 1994 and commenced operations on July 28, 1994. At the commencement of operations, FelCor Suite Hotels, Inc. ("FelCor") acquired an equity interest of approximately 74% in FelCor Suites Limited Partnership (the "Partnership"), which owned six Embassy Suites(R) hotels (the "Initial Hotels") with an aggregate of 1,479 suites. At September 30, 1996, FelCor owned, through its 89.4% ownership of the Partnership and its consolidated subsidiaries (collectively the "Company"), interests in 41 hotels with an aggregate of 9,593 suites (collectively the "Hotels"). The Company owns 100% equity interests in 35 of the Hotels, a 97% interest in the partnership that owns the Los Angeles International Airport hotel and 50% interests in separate partnerships that own five hotels. Of the Hotels, 17 were Embassy Suites hotels at the time of acquisition, and at September 30, 1996, 19 hotels had been converted to either Embassy Suites hotels (17) or to Doubletree Guest Suites(R) hotels (2), 4 hotels were in the process of being upgraded or renovated in preparation for their conversion to Embassy Suites hotels and one was a Hilton Suites(R) hotel. The following table provides certain information regarding the Company's Hotels acquired through September 30, 1996:

                          NUMBER OF HOTELS           NUMBER OF SUITES              AGGREGATE
    Quarter                  Acquired                    Acquired               Purchase Price
    -------               ----------------           ----------------           --------------
                                                                             (DOLLARS IN MILLIONS)
 Initial Hotels                  6                         1,479                      $ 81.5
 4th Quarter 1994                1                           251                        25.8
 1st Quarter 1995                2                           350                        27.4
 2nd Quarter 1995                1                           100                         9.4
 3rd Quarter 1995                3                           542                        31.3
 4th Quarter 1995                7                         1,657                       169.0
 1st Quarter 1996               14                         3,501                       383.5
 2nd Quarter 1996                3                           708*                       68.1
 3rd Quarter 1996                4                         1,005                        30.8
                                --                         -----                      ------
                                41                         9,593                      $826.8
                                ==                         =====                      ======


      *Includes 17 suites constructed by the Company at one of the hotels following acquisition.

      In addition, the Company has started construction on additions to two of the acquired properties which include an aggregate of 160 net additional suites, meeting rooms and other public area upgrades, at an estimated aggregate cost of $19.3 million.

      The Company leased all of the Hotels to DJONT Operations, L.L.C. or a wholly-owned subsidiary (collectively the "Lessee") under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey
A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board and Chief Executive Officer of the Company, respectively, beneficially own 50% of the Lessee. The remaining 50% of the Lessee is beneficially owned by the children of Charles N. Mathewson, a director of the Company. The Lessee has entered into management agreements pursuant to which 36 of the Hotels are managed by Promus Hotels, Inc. ("Promus"), two of the Hotels are managed by a subsidiary of Doubletree Hotel Corporation ("Doubletree"), two of the Hotels are managed by American General Hospitality, Inc. ("AGHI") and one is managed by Coastal Hotel Group, Inc. ("Coastal").

      A brief discussion of the hotel assets acquired and other significant transactions occurring in the third quarter of 1996 follows:

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

                           FELCOR SUITE HOTELS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION AND ACQUISITIONS -- (CONTINUED)

      On July 22, 1996, the Company acquired a 50% interest in a 235-suite Embassy Suites hotel in San Rafael, Marin County, California, located across the bay from San Francisco. The Company paid approximately $4.1 million for its fifty percent interest, subject to a 50% share of $20.1 million in existing nonrecourse debt. Promus will continue to hold the remaining 50% interest in this hotel.

      On August 1, 1996, the Company acquired a 50% interest in a 274-suite Embassy Suites hotel in Parsippany, New Jersey for approximately $15.4 million. Promus will continue to hold the remaining 50% interest in this hotel.

      On September 12, 1996, the Company acquired 50% interests in two partnerships owning Embassy Suite hotels located in Charlotte, North Carolina and Indianapolis, Indiana. The Company's 50% interests in the 274-suite Charlotte and the 222-suite Indianapolis hotels were acquired for an aggregate purchase price of $11.3 million, including funds for renovations, and are subject to a 50% share of $30.0 million in existing nonrecourse debt on the properties.

      On September 30, 1996, the Company closed a $250 million, three year, unsecured revolving line of credit, initially priced at LIBOR plus 175 basis points. Simultaneous with the closing of the unsecured revolving line of credit, the Company retired a $65 million secured term loan through the replacement of an existing $100 million secured revolving credit facility with an $85 million four-year secured term loan at an interest rate of LIBOR plus 150 basis points. In conjunction with the retirement of the existing debt, the Company recorded an extraordinary charge of approximately $2.4 million for the write off of deferred financing fees that related to the retired term loan and the retirement of the secured revolving credit facility.

      These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the third quarter presentation. The reclassifications have no effect on previously reported shareholder's equity or net income. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.    COMMITMENTS AND CONTINGENCIES

      Upon completion of the capital upgrade and renovation program discussed below, and the conversion of the remaining Crown Sterling Suites(R) hotels ("CSS Hotels"), the Hotels will operate as Embassy Suites (38), Doubletree Guest Suites (2) and Hilton Suites (1). The Embassy Suites hotels and Hilton Suites hotel will operate pursuant to franchise license agreements which require the payment of fees based on a percentage of suite revenue. These fees are paid by the Lessee. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels.

      The Hotels are managed by Promus (36), Doubletree (2), AGHI (2) and Coastal (1) on behalf of the Lessee. The Lessee pays the managers a base management fee based on a percentage of total revenue and an incentive management fee based on the Lessee's net income before overhead expenses.

                           FELCOR SUITE HOTELS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

      The Lessee has future lease commitments to the Company under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels) and 2006 (17 hotels). The lease commitment under the Percentage Leases between the Lessee and the partnerships that own the Chicago-Lombard, Marin County, Parsippany, Charlotte and Indianapolis hotels, of which the Company owns 50%, are payable to the respective partnerships and as such are not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) under these noncancellable operating leases (excluding the hotels owned by the previously noted partnerships) at September 30, 1996 is as follows (in thousands):

                                 Year
                                 ----
    Remainder of 1996 . . . . . . . . . . . . . . . . . . . . .      $ 13,869
    1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,477
    1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,477
    1999  . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,477
    2000  . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,477
    2001 and thereafter . . . . . . . . . . . . . . . . . . . .       264,637
                                                                     --------
                                                                     $500,414
                                                                     ========

            The Company has a capital upgrade and renovation program for the 18 CSS Hotels and 6 of the other hotels acquired since September 1995 and has committed approximately $64 million to be invested in 1995, 1996, and early 1997 for this program. The Company had invested approximately $35.4 million on such capital improvements through the end of the third quarter of 1996 and expects to substantially complete the renovation of the CSS Hotels by the end of 1996 and the renovation of the other 6 hotels in early 1997.

3.    DEBT AND CAPITAL LEASE OBLIGATIONS

      Debt and capital lease obligations at September 30, 1996 and December 31, 1995 consist of the following (in thousands):

                                                                               September 30,     December 31,
                                                                                   1996              1995
                                                                               -------------     ------------
 Secured term loan . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 85,000
 Renovation loan facility  . . . . . . . . . . . . . . . . . . . . . . . .           25,000
 Promus note related to CSS purchase . . . . . . . . . . . . . . . . . . .                          $ 7,500
 Other debt payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,550             910
 Capital equipment lease obligations . . . . . . . . . . . . . . . . . . .            3,582           1,213
 Capital land and building lease obligations . . . . . . . . . . . . . . .            9,757          10,043
                                                                                   --------         -------
                                                                                   $124,889         $19,666
                                                                                   ========         =======

      On September 30, 1996, the Company obtained a $250 million unsecured revolving credit facility ("Line of Credit"). Under this facility, the Company has the right to borrow up to $250 million based upon its ownership of qualifying unencumbered hotel assets, until October 1, 1999 at which time the principal amount then outstanding will be due and payable. Interest payable on borrowings is variable, based on a ratings based pricing matrix, initially set at LIBOR plus 175 basis points. Additionally, the Company is required to pay an unused commitment fee which is variable, based on a ratings based pricing matrix, initially set at 0.35%. There were no borrowings outstanding under the Line of Credit at September 30, 1996.

                           FELCOR SUITE HOTELS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    DEBT AND CAPITAL LEASE OBLIGATIONS -- (CONTINUED)

      Simultaneous with the closing of the Line of Credit, the Company retired a $65 million secured term loan and replaced an existing $100 million secured revolving credit facility with an $85 million four-year secured term loan. This term loan bears interest at LIBOR plus 150 basis points and is secured by interests in nine of the Company's hotel properties. Principal payments commence on October 1, 1997 and are based on a 15 year amortization schedule, adjusted annually for the then current interest rates. All outstanding principal and accrued interest is due and payable on September 30, 2000.

      The Company has a $25 million loan facility ("Renovation Loan") which has been used to fund a portion of the renovation cost of the CSS Hotels being converted to Embassy Suites hotels. The facility is guaranteed by Promus and at September 30, 1996, the loan bears interest at LIBOR plus 52.5 basis points, requires quarterly principal payments of $1.25 million beginning June 1999 and
matures in June 2000.   The Company had drawn the full $25 million under this
loan facility at September 30, 1996.

      Under its loan agreements the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at September 30, 1996.

4.    PRO FORMA INFORMATION

      The following unaudited Pro Forma Consolidated Statements of Operations for the nine months ended September 30, 1996 and 1995 are presented as if the acquisition of the Company's interest in all the Hotels and the consummation of the Company's securities offerings through September 30, 1996 had occurred on January 1, 1995, and all of the 41 hotels had been leased to Lessee pursuant to the Percentage Leases since that date. Such pro forma information is based in part upon the Statements of Operations of Lessee included elsewhere in this Quarterly Report on Form 10-Q. Such information should be read in conjunction with the financial statements listed in the Index on page 2. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. The pro forma information does not include earnings on the Company's cash and short term investments and does not purport to represent what the actual results of operations of the Company would have been if the previously mentioned transactions had occurred on such date or to project the results of operations of the Company for any future period.

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                       1996         1995
                                                                                      -------      -------
 REVENUES:
       Percentage lease revenue  . . . . . . . . . . . . . . . . . . . . . . . .      $77,276      $72,953
       Income from unconsolidated subsidiaries   . . . . . . . . . . . . . . . .        2,201        1,720
                                                                                      -------      -------
       Total Revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       79,477       74,673
                                                                                      -------      -------
 EXPENSES:
       General and administrative  . . . . . . . . . . . . . . . . . . . . . . .        1,366        1,282
       Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,301       18,083
       Taxes, insurance and other  . . . . . . . . . . . . . . . . . . . . . . .       10,386       10,160
       Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,039        7,535
       Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,175        3,987
                                                                                      -------      -------
       Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35,210       33,626
       Preferred dividends   . . . . . . . . . . . . . . . . . . . . . . . . . .        8,847        8,847
                                                                                      -------      -------
       Net income applicable to common shareholders  . . . . . . . . . . . . . .      $26,363      $24,779
                                                                                      =======      =======
       Net income per common share   . . . . . . . . . . . . . . . . . . . . . .      $  1.12      $  1.06
                                                                                      =======      =======
       Weighted average number of common shares outstanding  . . . . . . . . . .       23,474       23,439


                           FELCOR SUITE HOTELS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.    SUBSEQUENT EVENTS

      On October 3, 1996, the Company declared dividends of $0.50 per share of common stock and $0.4875 per share of preferred stock for the third quarter of 1996, which dividends were paid on October 31, 1996 to holders of record on October 15, 1996.

      On October 17, 1996 the Company purchased the 317-suite Embassy Suites - Atlanta Buckhead hotel for approximately $48.5 million. Promus will continue to manage the hotel under the Embassy Suites brand.

      On October 21 and November 4, 1996 the Company entered into two separate interest rate swaps to fix the interest rate on an aggregate of $75 million of the Company's floating rate secured term loan for three years at a rate of 7.611% for $50 million and 7.455% for $25 million.

                            DJONT OPERATIONS, L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                 (IN THOUSANDS)




                                                     ASSETS

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                       1996            1995
                                                                                      -------        --------
                                                                                  (UNAUDITED)
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 8,478        $  5,345
 Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . .          8,851           3,129
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            740             532
 Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            722             288
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            462             305
                                                                                      -------        --------

       Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $19,253        $  9,599
                                                                                      =======        ========
                                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts payable, trade . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,168        $  1,393
 Accounts payable, other . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,970             605
 Due to FelCor Suite Hotels, Inc.  . . . . . . . . . . . . . . . . . . . . . .          3,755           2,396
 Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . . .         15,025           5,978
                                                                                      -------        --------
       Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .         22,918          10,372
                                                                                      -------        --------
 Shareholders' equity (deficit):
      Capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1               1
      Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,666)           (774)
                                                                                      -------        --------
       Total shareholders' equity (deficit)  . . . . . . . . . . . . . . . . .         (3,665)           (773)
                                                                                      -------        --------

       Total liabilities and shareholders' equity  . . . . . . . . . . . . . .        $19,253        $  9,599
                                                                                      =======        ========





  The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)


                                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                                    --------------------     --------------------
                                                                      1996        1995         1996         1995
                                                                    -------      -------     --------     -------
 Revenue:
      Suite revenue  . . . . . . . . . . . . . . . . . . . . .      $63,393      $16,699     $168,950     $43,923
      Food and beverage revenue  . . . . . . . . . . . . . . .        3,091          351       11,235       1,641
      Food and beverage rent . . . . . . . . . . . . . . . . .          743          132        1,742         319
      Other revenue  . . . . . . . . . . . . . . . . . . . . .        4,617        1,055       12,457       2,573
                                                                    -------      -------     --------     -------

           Total revenues  . . . . . . . . . . . . . . . . . .       71,844       18,237      194,384      48,456
                                                                    -------      -------     --------     -------

 Expenses:
      Property operating costs and expenses  . . . . . . . . .       18,427        4,725       46,878      12,082
      General and administrative . . . . . . . . . . . . . . .        5,292        1,447       14,033       3,591
      Advertising and promotion  . . . . . . . . . . . . . . .        4,957        1,379       12,807       3,635
      Repair and maintenance . . . . . . . . . . . . . . . . .        4,044        1,019       10,031       2,572
      Utilities  . . . . . . . . . . . . . . . . . . . . . . .        3,654          942        8,801       2,207
      Management fee . . . . . . . . . . . . . . . . . . . . .        1,747          394        4,761       1,019
      Franchise fee  . . . . . . . . . . . . . . . . . . . . .        1,631          668        3,852       1,757
      Food and beverage expenses . . . . . . . . . . . . . . .        3,336          527       11,748       1,739
      Percentage lease payments  . . . . . . . . . . . . . . .       29,152        6,787       78,307      18,135
      Lessee overhead expenses . . . . . . . . . . . . . . . .          421          208        1,148         595
      Liability insurance  . . . . . . . . . . . . . . . . . .          476          128        1,276         291
      Conversion costs . . . . . . . . . . . . . . . . . . . .          787           96        2,174         128
      Other  . . . . . . . . . . . . . . . . . . . . . . . . .          608          140        1,460         356
                                                                    -------      -------     --------     -------

           Total expenses  . . . . . . . . . . . . . . . . . .       74,532       18,460      197,276      48,107
                                                                    -------      -------     --------     -------

 Net income (loss) . . . . . . . . . . . . . . . . . . . . . .      $(2,688)     $  (223)    $ (2,892)    $   349
                                                                    =======      =======     ========     =======




  The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)



                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                         -------------------
                                                                                           1996       1995
                                                                                         -------     -------
 Cash flows from operating activities:
      Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     ($2,892)    $   349
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Changes in assets and liabilities:
           Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . .      (5,722)     (1,270)
           Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (208)       (130)
           Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (434)       (259)
           Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (157)       (130)
           Due to FelCor Suite Hotels, Inc.  . . . . . . . . . . . . . . . . . . . .       1,359      11,950
           Accounts payable, accrued expenses and other liabilities  . . . . . . . .      11,187       2,525
                                                                                         -------     -------
                Net cash flow provided by operating activities . . . . . . . . . . .       3,133      13,035
                                                                                         -------     -------

 Cash flows from investing activities:
      Hotel purchase deposit . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (12,000)
                                                                                         -------     -------
      Net cash flow used in investing activities . . . . . . . . . . . . . . . . . .                 (12,000)
                                                                                         -------     -------

 Net change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .       3,133       1,035
 Cash and cash equivalents at beginning of periods . . . . . . . . . . . . . . . . .       5,345       3,259
                                                                                         -------     -------
 Cash and cash equivalents at end of periods . . . . . . . . . . . . . . . . . . . .     $ 8,478     $ 4,294
                                                                                         =======     =======




   The accompany notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         DJONT Operations, L.L.C. is a Delaware limited liability company (together with its wholly owned subsidiary, the "Lessee") which was formed on June 29, 1994 and began operations on July 28, 1994. All of the voting Class A membership interest in Lessee (representing a 50% equity interest) is owned by Hervey A. Feldman and Thomas J. Corcoran, Jr. who serve as directors and officers of FelCor Suite Hotels, Inc. (the "Company") and as managers and officers of the Lessee. All of the non-voting Class B membership interest in Lessee (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Mr. Mathewson, a director of the Company. The Lessee leases each of the 41 hotels in which FelCor Suites Limited Partnership (the "Partnership") had an ownership interest at September 30, 1996 (the "Hotels"), pursuant to percentage leases ("Percentage Leases").

         Messrs. Feldman and Corcoran, as the beneficial owners of an aggregate 50% of the Lessee, have entered into an agreement with the Company pursuant to which they have agreed that, for a period of ten years, any distributions received by them from the Lessee (in excess of their tax liabilities with respect to the income of the Lessee) will be utilized to purchase common stock from the Company annually, at a price based upon a formula approved by the independent directors of the company relating to the then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling any stock so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% of the Lessee, may elect to purchase common stock or units of Partnership interest upon similar terms, at its option. The independent directors of the Company may suspend or terminate such agreement at any time.

         Thirty-six of the Hotels are, and two are expected to be converted, by year end, to Embassy Suites(R) hotels, 36 of which are being managed for the Lessee by a subsidiary of Promus Hotel Corporation ("Promus"). The two remaining Embassy Suites hotels are managed for the Lessee by American General Hospitality, Inc. ("AGHI") and Coastal Hotel Group, Inc. ("Coastal"). Two of the Hotels are operated as Doubletree Guest Suites(R) hotels and managed by a subsidiary of Doubletree Hotels Corporation ("Doubletree"). One of the Hotels is operated under a Hilton Suites(R) hotel franchise and managed by AGHI.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Lessee has future lease commitments under the Percentage Leases which expire in 2004 (7 hotels), 2005 (13 hotels) and 2006 (21 hotels). Minimum future rental payments are computed based on the base rent as defined under these noncancellable operating leases and are as follows (in thousands):

       Year                                         Amount
       ----                                         ------
       Remainder of 1996 . . . . . . . . . . .     $ 16,398
       1997  . . . . . . . . . . . . . . . . .       65,594
       1998  . . . . . . . . . . . . . . . . .       65,594
       1999  . . . . . . . . . . . . . . . . .       65,594
       2000  . . . . . . . . . . . . . . . . .       65,594
       2001 and thereafter . . . . . . . . . .      320,197
                                                   --------
                                                   $598,971
                                                   ========

         Under the franchise agreements, the Lessee typically remits to Promus a franchise fee of 4% of suite revenue, a marketing and reservation contribution (for the benefit of Embassy Suites hotels system wide) of 3.5% of suite revenue, and certain additional fees for each of the Hotels operated as an Embassy Suites hotel. With regard to the properties acquired as Crown Sterling Suites(R) hotels (the "CSS Hotels"), in the first and second year of operations, Promus has agreed to reduced franchise fees of 1.5% and 3.5% of suite revenue, respectively. Additionally, with regard to the CSS Hotels, Promus has agreed to reductions in the marketing and reservations contribution for the first three years of operations to 2%, 2.5% and 3% of suite revenue, respectively.

                            DJONT OPERATIONS, L.L.C.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

The franchise fees will revert to 4% of suite revenue beginning with the third year of operations of the CSS Hotels and the marketing and reservation contribution will return to 3.5% of suite revenue beginning in the fourth year. The Lessee pays Hilton Inns, Inc. a franchise fee of 5% of suite revenue and an advertising fee of 1.0% of suite revenue for the Lexington Hilton Suites hotel. There are no separate franchise fees for the properties operated as Doubletree Guest Suites hotels; however, the Lessee pays a marketing and reservation contribution of 3.5% of suite revenue under the management agreements.

         The Lessee generally pays a base management fee of 2% of adjusted gross revenue for each hotel managed by Promus, AGHI, Doubletree and Coastal (collectively the "Hotel Managers"). In addition, the Lessee pays the Hotel Managers an incentive management fee, which typically ranges from 50% to 75% of a hotel's net income (after lease payments but before Lessee overhead expenses) up to a maximum of 2% to 3% of revenues. In association with the acquisition of the CSS Hotels, Promus and Doubletree have made their base management fees and incentive management fees subordinate to the Percentage Lease payments for a period of two years.

3.       PRO FORMA INFORMATION (UNAUDITED)

         The following unaudited Pro Forma Consolidated Statements of Operations for the nine months ended September 30, 1996 and 1995 are presented as if Lessee had leased and operated all of the Hotels beginning on January 1, 1995. Such information should be read in conjunction with the financial statements listed in the Index on page 2. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. The Pro Forma Consolidated Statements of Operations do not purport to represent what actual results of operations would have been if such hotels had been operated by Lessee pursuant to the Percentage Leases since such date or to project the results of operations for any future periods.

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)

                                                                                                Nine Months
                                                                                            Ended September 30,
                                                                                           ----------------------
                                                                                             1996          1995
                                                                                           --------      --------
 Revenues                                                                                  $226,523      $218,481
 Expenses:
    Property operating costs and expenses  . . . . . . . . . . . . . . . . . . . .           54,475        52,607
    General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .           16,272        16,131
    Advertising and promotion  . . . . . . . . . . . . . . . . . . . . . . . . . .           15,085        13,692
    Repairs and maintenance  . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,910        10,828
    Utilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,049         9,893
    Management fee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,709         5,885
    Franchise fee  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,322         5,326
    Food and beverage expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           13,462        13,320
    Percentage lease payments  . . . . . . . . . . . . . . . . . . . . . . . . . .           91,047        85,762
    Lessee overhead expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,151         1,085
    Liability insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,607         1,748
    Conversion costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          2,315
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,728         1,026
                                                                                           --------      --------
       Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          228,817       219,618
                                                                                           --------      --------
       Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ (2,294)     $ (1,137)
                                                                                           ========      ========




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Condensed Consolidated Financial Statements of FelCor Suite Hotels, Inc. appearing elsewhere herein.

         In the first nine months of 1995 and the comparable period of 1996, the Company's revenues increased from approximately $18.2 million to approximately $75.0 million, net income applicable to common stockholders increased from approximately $8.7 million to approximately $28.0 million after an extraordinary charge of $2.4 million related to the write off of deferred financing fees in the third quarter of 1996. Net income per common share decreased from $1.39 to $1.22 primarily as a result of increased depreciation from the acquired properties and the extraordinary charge previously noted. The Initial Hotels experienced increases of 8.6% in suite revenues, and on a proforma basis, suite revenue increases ranged from 10% on the first seven hotels acquired after the Initial Hotels ("Pre-CSS Hotels" and collectively with the Initial Hotels the "Original Hotels"), to 1.9% for the 18 Crown Sterling Suites(R) hotels ("CSS Hotels"), to 4.2% for the remaining hotels acquired ("1996 Acquisitions").

         During the first nine months of 1996, the Company acquired interests in 21 hotels with 5,197 suites for an aggregate purchase price of approximately $482.4 million. Of the hotels so acquired during the first nine months of 1996, seven were and will remain Embassy Suites hotels, one was and will remain a Hilton Suites hotel and 13 hotels have been or are in the process of being converted to the Embassy Suites brand. Twelve of the hotels acquired by the Company during the first nine months that have been or will be converted into Embassy Suites hotels had been part of the Crown Sterling Suites chain that the Company acquired.

         The Company has undertaken a $64 million plan for the upgrade and renovation of the 18 CSS Hotels and 6 of the other hotels acquired since September 1995. Through September 30, 1996, the Company had invested approximately $35.4 million under such plan and expects to substantially complete the renovation of the CSS Hotels by the end of 1996 and the renovation of the other 6 hotels in early 1997. In addition, the Company has added 17 suites at its Flagstaff hotel and is in the process of adding a net of 160 additional suites, adding meeting rooms and other public area upgrades to two of its other hotels at an estimated aggregate cost of approximately $19.3 million.

         In order for the Company to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels to the Lessee. The Partnership's and, therefore, the Company's principal sources of revenue are lease payments by the Lessee under the Percentage Leases. Of the aggregate pro forma Percentage Lease revenue from the Hotels under the Percentage Leases for the nine months ended September 30, 1996, approximately 97% was derived from suite revenues and 3% was derived from food and beverage operations. The Lessee's ability to make payments to the Company under the Percentage Leases is dependent on the operations of the Hotels.

RESULTS OF OPERATIONS

The Company -- Actual

         Nine Months Ended September 30, 1996 and 1995

         For the nine months ended September 30, 1996 and 1995, the Company had revenues of $75.0 million and $18.2 million, respectively, consisting of Percentage Lease revenues of $72.6 million and $17.5 million, other revenue (made up primarily of interest income) of $937,000 and $432,000 and income from unconsolidated subsidiaries of $1.4 million and $290,000, respectively.

         The 315% increase in Percentage Lease revenue is attributable primarily to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of 29 of the 34 hotels acquired in 1995 and through September 1996. The remaining five properties represent the acquisition of 50% interests in unconsolidated subsidiaries. As previously noted, Percentage Lease revenue is dependent on the operations of the Hotels, primarily suite revenue. The Initial Hotels experienced suite revenue growth of 8.6% and increases of revenue per available suite ("REVPAR") of 8.2%.

All of the Initial Hotels experienced increases in REVPAR, with the increases ranging from 1.6% to 12.1% over the prior year.

         Management believes that the acquired hotels will generally experience increases in suite revenues (and accordingly, provide the Company with increases in Percentage Lease revenues) after the completion of the current renovation and upgrade programs; however, as individual hotels undergo such renovations, their performance has been, and may continue to be, adversely affected by such temporary factors as suites out of service and disruptions of hotel operations. (A more detailed discussion of hotel suite revenue is contained in "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Total expenses increased $30.4 million in the nine months ended September 30, 1996 from $9.5 million to $39.9 million compared to the same period in 1995. The primary components of this increase were: depreciation; taxes, insurance and other; and interest expense.

         Depreciation expense increased to $17.8 million in the nine months ended September 30, 1996 from $3.7 million in the same period of 1995. The increase resulted from the acquisition of hotels in 1995 and 1996 and capital expenditures made on existing and acquired hotels.

         Taxes, insurance and other expenses increased $8.1 million from $1.8 million in the first nine months of 1995 to $9.9 million in the first nine months of 1996. This increase is primarily attributed to the additional hotel properties acquired in 1995 and 1996.

         Interest expense increased from $1.1 million for the nine months ended September 30, 1995 to $6.3 million for the nine months ended September 30, 1996. The increase in interest expense is primarily associated with debt assumed or incurred in connection with the hotels purchased during the fourth quarter of 1995 and the nine months of 1996.

         Minority interest in earnings increased from $2.4 million for the nine months of 1995 to $4.6 million for the same period in 1996. The percentage of income attributable to minority interests was 11.7% for the nine months ended September 30, 1996 and 21.3% for the same period in 1995. The decrease in the minority interest percentage was primarily the result of the Company's contribution to the Partnership of the proceeds from the common stock issued during May and December 1995 in registered public offerings partially offset by additional units of limited partnership interest in the Partnership issued to Promus and the sellers of acquired hotels.

         In the third quarter, the Company recorded an extraordinary charge for the write off of deferred financing fees of $2.4 million. This write off was the result of the retirement of debt.

         Three Months Ended September 30, 1996 and 1995

         For the three months ended September 30, 1996 and 1995, the Company had revenues of $26.4 million and $6.6 million, respectively, consisting of Percentage Lease revenues of $25.3 million and $6.1 million, other revenue made up primarily of interest income of $163,000 and $215,000 and income from unconsolidated subsidiaries of $927,000 and $290,000, respectively.

         The increase in Percentage Lease revenue was attributable primarily to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of 26 of the 31 hotels acquired in 1995 and through September 1996. The remaining five properties represent the acquisition of 50% interests in unconsolidated subsidiaries. As previously noted, Percentage Lease revenue is dependent on the operations of the Hotels, primarily suite revenue. The Initial Hotels experienced suite revenue and REVPAR growth of 9.4%. All of the Initial Hotels experienced increases in REVPAR, with the increases ranging from 3.7% to 18.9% over the prior year. A more detailed discussion of hotel suite revenue is contained in "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Total expenses increased $11.3 million in the three months ended September 30, 1996 from $3.2 million to $14.5 million compared to the same period in 1995. The primary components of this increase were: depreciation; taxes, insurance and other; and interest expense. As previously discussed, the primary reason for this increase is related to the increased number of hotel properties owned by the Company, from 13 properties at September 30, 1995 to 41 properties at September 30, 1996.

         During the period, the Company recorded an extraordinary charge for the write off of deferred financing fees of $2.4 million. This write off was the result of the retirement of debt.

         Funds From Operations

         The Company considers funds from operations to be a key measure of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

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

                                                                            Three Months Ended           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                           ----------------------      ---------------------
                                                                            1996            1995        1996          1995
                                                                           -------         ------      -------       -------
 Funds From Operations (FFO):
 ----------------------------
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 9,515         $3,490      $32,752       $ 8,670
 Less preferred dividends  . . . . . . . . . . . . . . . . . . . . . .       2,949                       4,784
                                                                           -------         ------      -------       -------
 Net income available for common shares  . . . . . . . . . . . . . . .       6,566          3,490       27,968         8,670
 Add back:
    Extraordinary charge from write off of deferred financing fees . .       2,354                       2,354
    Minority interest  . . . . . . . . . . . . . . . . . . . . . . . .       1,477            724        4,619         2,392
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,529          1,455       17,833         3,691
    Depreciation for unconsolidated subsidiaries . . . . . . . . . . .         575              4        1,070             4
                                                                           -------         ------      -------       -------
 FFO available to common shares and units  . . . . . . . . . . . . . .      18,501          5,673       53,844        14,757
 Add preferred dividends . . . . . . . . . . . . . . . . . . . . . . .       2,949                       4,784
                                                                           -------         ------      -------       -------
 FFO diluted for conversion of preferred stock . . . . . . . . . . . .     $21,450         $5,673      $58,628       $14,757
                                                                           =======         ======      =======       =======

 Weighted average common shares outstanding  . . . . . . . . . . . . .      23,276          8,170       22,933         6,255
 Weighted average units outstanding  . . . . . . . . . . . . . . . . .       2,896          1,695        3,020         1,695
                                                                           -------         ------      -------       -------
 Weighted average common shares and units outstanding  . . . . . . . .      26,172          9,865       25,953         7,950
 Weighted average common shares and units outstanding,
      diluted for conversion of preferred stock  . . . . . . . . . . .      30,862          9,865       28,555         7,950

 Per share and unit data:
 ------------------------
 FFO per common share and unit outstanding . . . . . . . . . . . . . .     $  0.71         $ 0.58      $  2.07       $  1.86
 FFO per common share and units outstanding, diluted for
 conversion of preferred stock  . . . . . . . . .. . . . . . . . . . .     $  0.70         $ 0.58      $  2.05       $  1.86


The Company -- Pro Forma Nine Months Ended September 30, 1996 and 1995

        The following pro forma information is presented as if the acquisition of all the Hotels and the consummation of the Company's securities offerings through September 30, 1996 had occurred as of January 1, 1995.

        For the nine months ended September 30, 1996, the Company's pro forma Percentage Lease revenue increased $4.3 million. This increase is primarily attributable to increases in suite revenue, despite the substantial number of suites taken out of service for renovation and conversion to the Embassy Suites brand during the second and third quarters of 1996. The historical suite revenue increased by 4.6% for the 41 hotels included in the Pro Forma Consolidated Statements of Operations included herein. (The historical hotel revenue increase is more fully discussed in "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

        Pro forma depreciation expenses increased by $3.2 million, primarily reflecting the historical asset additions from property upgrades and renovations made by the Company during 1995 and through the first nine months of 1996. Pro forma taxes, insurance and other increased $200,000. Pro forma interest expense declined by $500,000 reflecting the historical decrease in LIBOR and the amortization of principal on the capital lease obligations. Minority interest was $4.2 million and $4.0 million on a pro forma basis, for 1996 and 1995, respectively. Pro forma net income was $26.4 million and $24.8 million for the nine months ended September 30, 1996 and 1995, respectively.

The Lessee -- Actual

        The Nine Months Ended September 30, 1996 and 1995

        Total revenues increased 301% from $48.5 million for the nine months ended September 30, 1995 to $194.4 million for the same period of 1996. The primary reason for this increase is that the number of hotels operated by the Lessee increased from 13 hotels at September 30, 1995 to 41 hotels at September 30, 1996. The increases in Percentage Lease expense, property operating costs and other hotel expenses in the first nine months of 1996 compared to the same period of 1995 relate primarily to the increased number of hotels operated by the Lessee. The Lessee had a net loss of $2.9 million and a net income of $349,000 for the nine months ended September 30, 1996 and 1995 respectively. The principal reasons for this decline in net income for the nine months, is related to costs of taking over operations of acquired hotels and of converting, renovating and upgrading the 28 hotels acquired in the fourth quarter of 1995 and the first nine months of 1996 and the lost revenues
associated with suites out of service for renovation.   When these suites are
taken out of service (the Lessee had nearly 7% of total available suites taken out of service in the second and third quarters of 1996 for renovation), the Lessee typically experiences temporary reductions in suite revenues and decreased operating margins.

        The Three Months Ended September 30, 1996 and 1995

        Total revenues increased 294% from $18.2 million in the third quarter of 1995 to $71.8 million for the same period of 1996. The primary reason for this increase is that the number of hotels operated by the Lessee increased from 13 hotels at September 30, 1995 to 41 hotels at September 30, 1996. The increases in Percentage Lease expense, property operating costs and other hotel expenses in the third quarter of 1996 compared to the same period of 1995 relate primarily to the increased number of hotels operated by the Lessee. The Lessee had a net loss of $2.7 million and $223,000 for the three months ended September 30, 1996 and 1995 respectively. The principal reasons for this increase in net loss is related to the start up costs of taking over the operations of acquired hotels and of converting and upgrading the 28 hotels acquired in the fourth quarter of 1995 and the first nine months of 1996, including the lost revenue associated with rooms taken out of service for renovation and seasonal declines in its Florida properties. The Lessee had nearly 60,000 suite nights taken out of service in the third quarter representing 7% of total available suites in the quarter.

The Hotels -- Actual

        The following table sets forth historical suite revenue and percentage changes therein between the periods presented for the 41 hotels included in the pro forma financial information with respect to the Lessee. The following table presents comparative information with respect to suite revenue, occupancy, average daily rate ("ADR") and revenue per available suites ("REVPAR") for the 6 Initial Hotels, the 7 Pre-CSS hotels, the 18 CSS Hotels and the 10 1996 Acquisitions through September 30, 1996.

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                ------------------                    ---------------------
                                                 1996       1995     VARIANCE           1996         1995      VARIANCE
                                                -------    -------   --------         --------     --------    --------
 Suite Revenue (in thousands):
    Initial Hotels (6) . . . . . . . . .        $10,657    $ 9,740       9.4%         $ 32,977     $ 30,361      8.6%
    Pre-CSS Hotels (7) . . . . . . . . .          9,171      7,951      15.3%           26,377       23,975     10.0%
                                                -------    -------                    --------     --------
    Original Hotels (13) . . . . . . . .         19,828     17,691      12.1%           59,354       54,337      9.2%
    CSS Hotels (18)  . . . . . . . . . .         29,317     28,855       1.6%           89,287       87,605      1.9%
    1996 Acquisitions (10) . . . . . . .         16,638     15,760       5.6%           48,735       46,792      4.2%
                                                -------    -------                    --------     --------
    Total FelCor Suite Hotels  . . . . .        $65,783    $62,306       5.6%         $197,376     $188,733      4.6%
                                                =======    =======                    ========     ========
 Occupancy:
    Initial Hotels . . . . . . . . . . .           77.2%      75.0%      2.2  pts.        78.7%        77.4%     1.3  pts.
    Pre-CSS Hotels . . . . . . . . . . .           78.6%      74.3%      4.3  pts.        76.7%        75.5%     1.2  pts.
    Original Hotels  . . . . . . . . .             77.8%      74.6%      3.2  pts.        77.7%        76.6%     1.1  pts.
    CSS Hotels . . . . . . . . . . . . .           68.3%      71.9%     (3.6) pts.        68.4%        71.0%    (2.6) pts.
    1996 Acquisitions  . . . . . . . . .           76.5%      75.9%      0.6  pts.        74.1%        75.5%    (1.4) pts.
    Total FelCor Suite Hotels  . . . . .           72.9%      73.6%     (0.7) pts.        72.4%        73.7%    (1.3) pts.

 Average Daily Rate (ADR):
    Initial Hotels . . . . . . . . . . .        $101.51    $ 95.47       6.3%         $ 103.43     $  97.11      6.5%
    Pre-CSS Hotels . . . . . . . . . . .         100.69      93.54       7.6%           100.50        93.47      7.5%
    Original Hotels  . . . . . . . . .           101.13      94.60       6.9%           102.11        95.47      7.0%
    CSS Hotels . . . . . . . . . . . . .         101.30      94.58       7.1%           103.21        98.00      5.3%
    1996 Acquisitions  . . . . . . . . .         105.49     100.67       4.8%           107.00       101.23      5.7%
    Total FelCor Suite Hotels  . . . . .         102.28      96.05       6.5%           103.78        98.03      5.9%

 Revenue Per Available Suite (REVPAR):
    Initial Hotels . . . . . . . . . . .        $ 78.32    $ 71.58       9.4%         $  81.37     $  75.20      8.2%
    Pre-CSS Hotels . . . . . . . . . . .          79.12      69.47      13.9%            77.04        70.58      9.2%
    Original Hotels  . . . . . . . . .            78.69      70.62      11.4%            79.39        73.09      8.6%
    CSS Hotels . . . . . . . . . . . . .          69.14      68.03       1.6%            70.60        69.61      1.4%
    1996 Acquisitions  . . . . . . . . .          80.72      76.46       5.6%            79.32        76.47      3.7%
    Total FelCor Suite Hotels  . . . . .          74.57      70.74       5.4%            75.14        72.20      4.1%

   The variance for suite revenue and REVPAR for the Pre-CSS Hotels in the three months ended September 30, 1996 do notagree because the Company added 17 suites at one of the Pre-CSS Hotels in the second quarter of 1996. The variance for suite revenue and REVPAR for the Hotels in the nine months ended September 30, 1996 do not agree because the leap year in 1996 added one additional day in the first quarter.

  INITIAL HOTELS:         Dallas (Park Central), TX, Jacksonville, FL, Nashville, TN, Orlando (North), FL, Orlando
  ---------------         (South), FL, Tulsa, OK.

  PRE-CSS HOTELS:         Boston - Marlborough, MA, Brunswick, GA, Chicago - Lombard, IL, Corpus Christi, TX,  Dallas
  ---------------         (Love Field), TX, Flagstaff, AZ, New Orleans, LA.

  CSS HOTELS:             Anaheim, CA, Baton Rouge, LA, Birmingham, AL, Boca Raton, FL (1), Deerfield Beach, FL, Ft.
  -----------             Lauderdale, FL, Los Angeles (LAX), CA, Mandalay Beach, CA (3), Miami (Airport), FL, Milpitas,
                          CA, Minneapolis (Airport), MN, Minneapolis (Downtown), MN, Napa, CA (3), Phoenix (Camelback),
                          AZ, San Francisco (Airport North), CA, San Francisco (Airport South), CA, St. Paul, MN, Tampa
                          (Busch Gardens), FL (1).

  1996 ACQUISITIONS:      Beaver Creek Resort (Avon-Vail), CO, Boca Raton, FL, Charlotte, NC, Chicago (Deerfield), IL,
  ------------------      Cleveland, OH,  Indianapolis, IN,  Lexington, KY (2),  Marin County, CA,  Parsippany, NJ,
                          Piscataway, NJ.


    (1) Operating as a Doubletree Guest Suites hotel
    (2) Operating as a Hilton Suites hotel
    (3) In the process of conversion to Embassy Suites hotels

    Comparison of The Hotels' Suite Revenues for the Three and Nine months Ended September 30, 1996 and 1995

         Suite revenues from the 41 Hotels included in the pro forma information increased 4.6% for the nine months ended September 30, 1996 from the comparative period of 1995. The Initial 6 Hotels increased 8.6%, the Pre-CSS Hotels increased 10%, the CSS Hotels increased 1.9% and the 1996 Acquisition Hotels increased 4.2%.

         Increases in suite revenues, particularly at the CSS Hotels, were limited by the number of suites out of service for renovation and conversion during the three and nine months ended September 30, 1996. The Company had nearly 110,000 suite nights taken out of service during the second and third quarters, which represents approximately 7% of the Company's normal suite inventory for the period.

         The increase in suite revenue is primarily the result of increases in ADR, partially offset by decreases of 1.3 percentage points in occupancy. The Initial Hotels increased in both ADR and occupancy. ADR increased 6.5% to $103.43 and occupancy percentage increased from 77.4% to 78.7% (or 1.3 percentage points). The Pre-CSS Hotels increased in both occupancy (1.1 percentage points) and ADR (7.5%) for the nine months of 1996 compared to the same period in 1995. The Company has committed to a capital program for all Hotels that ensures that at least 4% of suite revenue will be available for capital improvements, in addition to normal repair and maintenance expenditures.

          The CSS Hotels experienced an increase in ADR of 5.3% to $103.21 and a 2.6 percentage point decrease in occupancy to 68.4%. The 1996 Acquisition Hotels increased ADR by 5.7% to $107.00, which was partially offset by a 1.4 percentage point decrease in occupancy to 74.1%. The Company has committed to a capital renovation and conversion program for the 18 CSS Hotels and 6 of the 1996 Acquisition Hotels of approximately $64 million and is also reserving 4% of suite revenue for ongoing capital improvements in addition to making normal repair and maintenance expenditures. The CSS Hotels either have been or are in the process of being converted to Embassy Suites hotels (16) or Doubletree Guest Suites hotels (2). At November 1, 1996, 16 of the 18 CSS Hotels had been converted to the new franchise brands.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Partnership's cash flow from the Percentage Leases. For the nine months ended September 30, 1996, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $52.7 million and funds from operations, which is the sum of net income, minority interest, depreciation of real property (including furniture and equipment) and extraordinary charges, was $53.8 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Company's liquidity, including its ability to make distributions to stockholders, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

         The Company intends to acquire additional hotels and may incur indebtedness to make such acquisitions, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

         The Company's Charter limits consolidated indebtedness to 40% of the Company's investment in hotel properties, at cost, on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness.
For purposes of this limitation, the Company's consolidated investment in hotel properties, at cost, is its investment, at cost, in hotel properties, as reflected in its consolidated financial statements plus (to the extent not otherwise reflected) the value (as determined by the Board of Directors at the time of issuance) of any equity securities issued, otherwise than for cash, by the Company or any of its subsidiaries in connection with the acquisition of hotel properties. Under this definition as of September 30, 1996, the Company's investment in hotel properties at cost was $913 million.
Accordingly, the Company's maximum permitted indebtedness would have been approximately $368 million (of which $125 million was borrowed at September 30, 1996). Assuming all of this additional debt capacity, together with the Company's available cash and cash equivalents, were used for the acquisition of additional hotel properties, the

Company's investment in hotel properties would increase to approximately $1.5 billion and the maximum permitted indebtedness would increase to approximately $614 million.

         In September 1996, the Company executed an Amended and Restated Loan Agreement with Boatmen's National Bank of Oklahoma (formerly Bank IV Oklahoma, National Association) as Agent, and certain other Lenders, which replaced a $100 million secured revolving line of credit with a term loan of $85 million. The loan is secured by nine of the twelve hotels previously securing the $100 million line of credit. Interest accrues on the term loan at a rate equal to 150 basis points over LIBOR and the Company must make payments of principal and interest, on a 15-year constant payment amortization schedule commencing October 1997, adjusted annually to reflect the then current LIBOR rate. This term loan matures on September 30, 2000.

         On September 30, 1996, the Company obtained a $250 million unsecured revolving credit facility from a group of lenders co-arranged by The Chase Manhattan Bank and Wells Fargo Bank, National Association ("Line of Credit"). The Line of Credit has a term of three years ending October 1, 1999.
Borrowings under the Line of Credit bear interest, at the Company's option, (i) at the higher of the base rate announced from time to time by The Chase Manhattan Bank or the Federal funds rate plus 0.5%, in either case plus an applicable margin of 0% to 0.5 %, or (ii) at a Eurodollar rate based upon the 30, 60, 90 or 6-month LIBOR rate plus an applicable margin of 1.25% to 2.0%. The applicable margin varies depending upon the Company's long-term senior unsecured implied debt rating. As of September 30, 1996, the Company had no amounts outstanding under the Line of Credit which currently bears interest at the LIBOR rate plus 1.75%. Up to 10% of the amount available under the Line of Credit may be used for general corporate or working capital purposes. The total amount available under the Line of Credit is limited to 40% of the aggregate value of the Company's eligible hotels, which generally includes hotels that are unencumbered. At September 30, 1996, the aggregate amount available under the Line of Credit was approximately $215 million, which amount will increase by 40% of the value of each additional eligible hotel acquired, up to the maximum amount of $250 million. The agreements governing the Line of Credit also contain various negative and affirmative covenants, including limitations on total indebtedness, total secured indebtedness and cash distributions, as well as obligations to maintain a certain minimum tangible net worth and certain interest and debt service coverage ratios. At September 30, 1996, the Company was in compliance with all such covenants.

         The Company has a $25 million Renovation Loan facility which has been used to fund a portion of the renovation cost of the CSS Hotels being converted to Embassy Suites hotels. The facility is guaranteed by Promus, bears interest at LIBOR plus 52.5 basis points, requires quarterly principal payments of $1.25 million beginning June 1999 and matures in June 2000. At September 30, 1996 the Company had drawn the full $25 million under this loan facility.

         At September 30, 1996, the Company had $8.1 million of cash and cash equivalents and had not utilized any of the amount available under the Company's $250 million unsecured revolving Line of Credit.

         Following the end of the third quarter, FelCor entered into two separate interest rate swap agreements to manage the relative mix of its debt between fixed and variable rate instruments. These interest rate swap agreements modify a portion of the interest characteristics of FelCor's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the initial variable rate to be received by FelCor are summarized in the following table:

                                                 Swap Rate
                                                  Received
                     Swap Rate     Effective   (Variable) at         Swap
 Notional Amount   Paid (Fixed)    Fixed Rate     11/5/96          Maturity
 ---------------   ------------    ----------  --------------    -------------

                                                       --
 $50 million         6.11125%      7.61125%        5.53516%      October 1999
 $25 million         5.95500%      7.45500%        5.5000%       November 1999

         The differences to be paid or received by the Company under the terms of the interest rate swap agreements will be accrued as interest rates change and recognized as an adjustment to interest expense over the life of the agreement by the Company pursuant to the terms of its interest rate agreement and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

         To provide for additional financing flexibility, FelCor has registered up to an aggregate of $500 million in common stock, preferred stock or debt securities pursuant to a shelf registration declared effective by the Securities Exchange Commission. The terms and conditions of the stock or debt securities will be determined by market conditions at the time of issuance. A total of 6,050,000 shares of preferred stock at $25.00 per share were issued in the second quarter of 1996 pursuant to this shelf registration.

         The Company has a capital upgrade and renovation program for the 18 CSS Hotels and 6 of the other hotels acquired since September 1995 and has committed approximately $64 million to be invested in 1995, 1996 and 1997 for this program. The Company has invested approximately $35.4 million on such capital improvements through the first nine months of 1996 and expects to substantially complete the renovation of the CSS Hotels by the end of 1996 and the renovation of the other 6 hotels in early 1997. These capital improvements will be funded partially through (i) the $25 million Renovation Loan facility, (ii) the proceeds of the Series A Preferred Stock offering, and
(iii) the Company's Line of Credit. As individual hotels undergo such upgrade and renovation, their performances may be adversely affected, although such effects are expected to be temporary.

         The Company constructed and opened 17 additional suites at the Flagstaff hotel and will complete construction on 32 additional suites at the New Orleans hotel by year end. Construction has also begun on a net addition of 128 suites at the Boston-Marlborough hotel. The suite additions, additional meeting rooms and other public area upgrades for these hotels is projected at an aggregate cost of approximately $19.3 million.

         During 1995, the Company and Promus entered into a subscription agreement under which Promus has purchased an aggregate of 1,886,792 shares of Common Stock at a price per share of $26.50, the offering price per share in the Company's public offering of common stock in December 1995. Such investment was made in increments in conjunction with the Company's acquisition of the CSS Hotels and other qualifying hotels. Through September 30, 1996, the Company had issued an aggregate of 1,886,792 shares of Common Stock to Promus pursuant to this subscription agreement for an aggregate investment of approximately $50 million of which $5 million was invested in 1995.

         The Company's cash flow from financing activities of approximately $148.6 million for the nine months ended September 30, 1996 resulted from the issuance of the Series A Preferred Stock for $144.3 million, the sale of common stock to Promus under the subscription agreement for $45.0 million, net repayments of $5.6 million under a prior secured line of credit and other borrowing facilities, distributions of $30.6 million and additional loan costs of $4.4 million.

INFLATION

         Operators of hotels, in general, possess the ability to adjust room rates periodically to reflect the effects of inflation. Competitive pressures may, however, limit the Lessee's ability to raise room rates.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that it receives Percentage Rent. To the extent the cash flow from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its stockholders.

                         PART II. -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         In September 1996, the Company entered into an Amended and Restated Loan Agreement with Boatmen's National Bank of Oklahoma as Agent replacing a $100 million revolving line of credit with a term loan of $85 million ("Term Loan"), and entered into its $250 million unsecured Line of Credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 2 of Part I of this Quarterly Report on Form 10-Q for more information regarding the Term Loan and the Line of Credit, which information is incorporated by reference herein. Pursuant to the Line of Credit, the Company, unless otherwise required in order to maintain its status as a REIT, is restricted from declaring or making any dividend payment or other distribution of assets, properties, cash, rights, obligations or securities on account or in respect of any of its capital stock, provided, that, during any period of four consecutive fiscal quarters, (i) the Company may make such payments in an aggregate amount not to exceed 85% of its funds from operations (with certain adjustments) for such period and (ii) the aggregate amount of such payments may not exceed 100% of the Company's "free cash flow" for such period (generally meaning adjusted funds from operations less aggregate reserves for furniture, fixtures and equipment and scheduled principal payments on indebtedness). Similarly, the Term Loan restricts declaration and payment of dividends and similar distributions in any fiscal year to an amount not to exceed the greater of (x) 85% of the Company's consolidated funds from operations attributable to such year and (y) the amount necessary in order for the Company to maintain its status as a REIT.

ITEM 5.  OTHER INFORMATION.

         For information relating to hotel acquisitions and certain other transactions by the Company through September 30, 1996, see Note 1 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc. contained in
Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits:

            Exhibit
            Number                                                  Description
            ------                                                  -----------
            10.2.2        --      Schedule of executed Lease Agreements identifying material variations from the form of
                                  Lease Agreement with respect to hotels acquired by the Registrant through October 30,
                                  1996.

            10.3.4        --      Amended and Restated Loan Agreement dated as of September 26, 1996, among the
                                  Registrant and the Partnership, as Borrowers, Boatmen's National Bank of Oklahoma, as
                                  Agent and Lender, and First Tennessee Bank National Association, Liberty Bank and
                                  Trust Company of Tulsa, National Association, Bank One, Texas, N.A., First National
                                  Bank of Commerce, and AmSouth Bank of Alabama, as Lenders.





            10.31         --      Amended and Restated Revolving Credit Agreement dated as of October 18, 1996 among the
                                  Registrant and the Partnership, as Borrower, the Lenders party thereto, The Chase
                                  Manhattan Bank, as Administrative Agent , and Wells Fargo Bank, National Association,
                                  as Documentation  Agent.

            27            --      Financial Data Schedule

        (b)  Reports on Form 8-K:
             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1996

                            FELCOR SUITE HOTELS, INC.



                            By:       \s\ Lester C. Johnson
                                -------------------------------------
                                          Lester C. Johnson
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX

            Exhibit
            Number                                                  Description
            ------                                                  -----------
            10.2.2        --      Schedule of executed Lease Agreements identifying material variations from the form of
                                  Lease Agreement with respect to hotels acquired by the Registrant through October 30,
                                  1996.

            10.3.4        --      Amended and Restated Loan Agreement dated as of September 26, 1996, among the
                                  Registrant and the Partnership, as Borrowers, Boatmen's National Bank of Oklahoma, as
                                  Agent and Lender, and First Tennessee Bank National Association, Liberty Bank and
                                  Trust Company of Tulsa, National Association, Bank One, Texas, N.A., First National
                                  Bank of Commerce, and AmSouth Bank of Alabama, as Lenders.

            10.31         --      Amended and Restated Revolving Credit Agreement dated as of October 18, 1996 among the
                                  Registrant and the Partnership, as Borrower, the Lenders party thereto, The Chase
                                  Manhattan Bank, as Administrative Agent , and Wells Fargo Bank, National Association,
                                  as Documentation  Agent.

            27            --      Financial Data Schedule