Form 10-K405
period 1996-12-31
FELCOR SUITE HOTELS INC
filed 1997-03-31
CIK 923603

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

      [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-24250

                           FELCOR SUITE HOTELS, INC.
             (Exact name of registrant as specified in its charter)


                MARYLAND                                     75-2541756
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)

545 E. JOHN CARPENTER FRWY., SUITE 1300, IRVING, TEXAS              75062
   (Address of principal executive offices)                       (Zip Code)

                                 (972) 444-4900
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


        TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE
        -------------------                           ON WHICH REGISTERED
        COMMON STOCK                              --------------------------
$1.95 SERIES A CUMULATIVE                         NEW YORK STOCK EXCHANGE, INC.
CONVERTIBLE PREFERRED STOCK                       NEW YORK STOCK EXCHANGE, INC.


          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

       Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 18, 1997, was approximately $908 million.

       As of March 18, 1997, the registrant had issued and outstanding 26,539,676 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None


================================================================================

                           FELCOR SUITE HOTELS, INC.

                                     INDEX

                                                                           FORM 10-K
                                                                             REPORT
 ITEM NO.                                                                     PAGE
 --------                                                                  -----------
                                     PART I

 1.    Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
 2.    Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . 17
 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . 18

                                     PART II

 5.    Market for Registrant's Common Equity and Related Stockholder
         Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . 20
 7.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . 24
 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . 34
 9.    Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . 34

                                    PART III

10.    Directors and Executive Officers of the Company  . . . . . . . . . . . 34
11.    Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . 38
12.    Security Ownership of Certain Beneficial Owners and Management   . . . 42
13.    Certain Relationships and Related Transactions   . . . . . . . . . . . 44

                                     PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K   . . 45

                                     PART I

ITEM 1. BUSINESS

   Formation Transactions

      FelCor Suite Hotels, Inc. ("FelCor") was formed as a Delaware corporation on May 16, 1994 and was reincorporated as a Maryland corporation on June 23, 1995. FelCor is a self administered equity real estate investment trust ("REIT") formed for the purpose of acquiring and holding interests in hotel properties. On July 28, 1994, FelCor completed an initial public offering of 4,075,000 shares of its Common Stock and issued an additional 611,250 shares of Common Stock on August 22, 1994 upon exercise of the underwriters' over-allotment option ("IPO"). The offering price of all shares sold in the IPO was $21.25 per share, resulting in net proceeds of approximately $91.6 million. FelCor contributed all of the net proceeds of the IPO to FelCor Suites Limited Partnership, a Delaware limited partnership of which FelCor is the sole general partner ("Partnership"), in exchange for approximately 73.5% of the aggregate equity interests therein. Unless the context otherwise requires, as used herein the term "Company" shall mean and refer to the business and assets of FelCor, the Partnership and their respective subsidiaries, on a combined basis.

      Concurrently with the initial closing with respect to the IPO, the Partnership acquired six existing Embassy Suites(R) hotels ("Initial Hotels") through a merger with entities originally formed in 1991 and controlled by Hervey A. Feldman and Thomas J. Corcoran, Jr. ("FelCor Affiliates") in exchange for (i) 1,695,146 units of limited partner interest ("Units") then representing approximately 26.5% of the equity interests in the Partnership and (ii) the assumption and payment of mortgage indebtedness and other obligations relating to the Initial Hotels of approximately $76.0 million. The Units are exchangeable, subject to certain limitations, for a like number of shares of the Common Stock of the Company or, at the option of the Company, for cash.

      To enable the Company to qualify as a REIT, neither the Company nor the Partnership can operate the hotels in which they invest. Accordingly, the Partnership leases all of the hotels owned by it to DJONT Operations, L.L.C., or a consolidated subsidiary thereof (collectively, "Lessee"), pursuant to leases with a term of ten years that provide for rent equal to the greater of a minimum base rent ("Base Rent") or a percentage rent ("Percentage Rent") based on hotel suite revenues and food and beverage revenues and rents ("Percentage Leases"). See "Item 2. Properties" for information regarding the terms of the Percentage Leases. The Lessee is a Delaware limited liability company, 25% of which is beneficially owned by each of Messrs. Feldman and Corcoran, the Chairman of the Board and the President of the Company, respectively, and 50% of which is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Charles N. Mathewson, a director of the Company. It is anticipated that additional hotels acquired by the Company will be leased to the Lessee upon similar terms. See "Item 13. Certain Relationships and Related Transactions" for additional information regarding the interests of affiliates arising out of the acquisition of the Initial Hotels, the Percentage Leases and certain other transactions.

      FelCor's Charter limits aggregate permitted indebtedness to 40% of its investment in hotel properties, at cost. At December 31, 1996, the Company had aggregate borrowings of $239.4 million outstanding. Reference is made to "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and to Note 5 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc. referred to in "Item 8. Financial Statements and Supplementary Data," for information regarding the Company's Line of Credit (as defined therein) and other outstanding indebtedness.

   Growth Strategies

      The Company's internal growth strategy is to utilize its asset management role to improve the quality of its hotels through renovating, upgrading and repositioning, thereby improving their revenue performance, and to participate, through the Percentage Leases, in any growth in revenues at its hotels.

      The Company's acquisition growth strategy is to increase cash flow and enhance shareholder value by acquiring additional existing hotels that meet the Company's current investment criteria. In addition, the Company may expand certain of its hotel properties by constructing additional suites and/or meeting space, if market and other conditions warrant. At present, the Company intends to continue to focus its acquisition strategy primarily upon the acquisition of additional hotels that may be converted to, or that are, Embassy Suites hotels or Doubletree Guest Suites(R) hotels, although it may consider the acquisition of a limited number of newly developed all-suite hotels or other up-scale or mid-scale hotel properties in the future. The Company will consider investments in hotels of the types described above that also meet one or more of the following investment criteria: (i) properties in markets with projected growth potential;
(ii) properties which may be under-performing due to poor management, weak franchise affiliation or a need for renovation; (iii) properties with relatively stable operating histories; and (iv) properties with attractive purchase prices below replacement cost.

   Hotel Acquisition and Expansion

      Subsequent to the Company's formation and the concurrent acquisition of the Initial Hotels, the Company had completed the acquisition of interests in 37 additional hotels by December 31, 1996, with interests in an additional 15 hotels being acquired during the first quarter of 1997 (through March 20). At December 31, 1996, FelCor owned interests in 43 hotels with an aggregate of 10,196 suites (collectively, "Hotels") through its then 89.4% aggregate ownership interest in the Partnership. Of the Hotels, the Company owns 100% equity interests in 37 hotels, a 97% interest in the partnership that owns the El Segundo (LAX South), California hotel and 50% interests in separate partnerships that own five hotels. At December 31, 1996, 39 of the Hotels were operated as Embassy Suites hotels, two as Doubletree Guest Suites hotels, one as a Hilton Suites(R) hotel, and one hotel was in the process of being converted to the Embassy Suites brand. The Hotels are located in 19 states, with 17 hotels in California and Florida. The following table provides certain information regarding the Hotels acquired through December 31, 1996:

                                NUMBER OF HOTELS                                 AGGREGATE
                                    ACQUIRED           NUMBER OF SUITES      ACQUISITION PRICE
                               ------------------      ----------------      -----------------
                                                                           (DOLLARS IN MILLIONS)
   1994
   Initial Hotels                      6                     1,479                   $81.5
   4th Quarter                         1                       251                    25.8

   1995
   1st Quarter                         2                       350                    27.4
   2nd Quarter                         1                       100                     9.4
   3rd Quarter                         3                       542                    31.3(1)
   4th Quarter                         7                     1,657                   169.0

   1996
   1st Quarter                        14                     3,501                   383.5
   2nd Quarter                         3                       691                    68.1
   3rd Quarter                         4                     1,005                    30.8(2)
   4th Quarter                         2                       572                    78.1
                                     ---                  --------                --------
                                      43                    10,148                   904.9
                                     ===
Additional suites constructed
by the Company at Hotels                                        48(3)                  5.3
                                                          --------                --------
                                                            10,196                  $910.2
                                                          ========                  ======

--------------------

 (1) Includes the purchase price of the Company's 50% interest in the unconsolidated partnership owning the 262 suite, Chicago-Lombard, Illinois hotel.
 (2) Represents the purchase price of the Company's 50% interest in separate unconsolidated partnerships owning hotels in Marin County, California; Parsippany, New Jersey; Charlotte, North Carolina; and Indianapolis, Indiana, with an aggregate of 1,005 suites.
 (3) Does not include 129 net additional suites, meeting rooms and other public area upgrades at one of the Hotels that were under construction at December 31, 1996, at an estimated cost of $15.8 million.

      In addition, during the first quarter of 1997 (through March 20), the Company has acquired interests in 15 additional hotels ("1997 Acquisitions") with an aggregate of 3,446 suites for an aggregate purchase price of approximately $250 million, bringing the Company's total portfolio to 58 hotels with an aggregate of 13,642 suites at March 20, 1997. Of the 1997 Acquisitions, eight consist of 50% interests in unconsolidated partnerships owning an aggregate of eight Embassy Suites hotels, bringing to 11 the number of hotels owned by joint ventures with Promus Hotel Corporation and its subsidiaries ("Promus"). Of the remainder, one is and will remain an Embassy Suites hotels, three are and will remain Doubletree Guest Suites hotels, and three are in the process of conversion to the Doubletree Guest Suites brand.

   Hotel Renovation and Conversion

        The Company believes that its commitment to make the necessary capital expenditures to upgrade and maintain its hotel properties in accordance with its high standards differentiates it from many other hotel companies. Typically, the Company renovates or upgrades hotels acquired by it and, in many instances, incurs the cost of converting such hotels into Embassy Suites hotels or to another national brand, like Doubletree Guest Suites. The Company made capital expenditures of approximately $51 million during 1996, in the conversion and upgrade of hotels acquired by it through December 31, 1996. The majority of such expenditures were made in connection with the complete renovation and upgrading of the 18 Crown Sterling Suites(R) hotels ("CSS Hotels") acquired by the Company during late 1995 and early 1996. Management currently anticipates that the Company will incur additional conversion and upgrade costs of approximately $22 million during 1997, to complete renovation
and upgrade projects in progress at December 31, 1996.   Significant additional
conversion and upgrade costs may be incurred by the Company with respect to any additional hotels acquired by it.

      In addition to the conversion and upgrade costs typically incurred by the Company in connection with newly acquired hotels, the Company is required under the Percentage Leases to provide a capital replacement reserve, consisting of 4% of suite revenues (on a cumulative basis), for recurring capital improvements and replacements at its hotels. In addition to the capital expenditures made, as described above, for the conversion and upgrade of newly acquired hotels, the Company expended approximately $9.2 million (approximately 4.3% of suite revenues) during 1996 on recurring capital replacements. In addition to such capital expenditures by the Company, the Lessee also expended approximately $14.5 million (approximately 6.2% of suite revenues) during 1996 on routine maintenance and repair of the Hotels, for which the Lessee is responsible under the Percentage Leases.

      During 1996, the Company completed the construction of 17 additional suites at its Flagstaff hotel and of 31 additional suites at its New Orleans
hotel at an aggregate cost of approximately $5.3 million.   At December 31,
1996, the Company was in the process of adding a net of 129 suites, additional meeting rooms and other public area improvements to its Boston-Marlborough hotel (with completion scheduled for mid-1997) at an estimated cost of approximately $15.8 million. Additionally, the Company intends to construct during 1997 an aggregate of 134 additional suites at its Jacksonville and Orlando (North), Florida Embassy Suites hotels, at an estimated cost of approximately $10.2 million.

   Equity Financing Transactions

      During 1996, in conjunction with the acquisition by the Partnership of the Lexington and Piscataway hotels, and of 50% interests in the Charlotte, North Carolina and Indianapolis, Indiana hotels, an aggregate of 491,703 Units were issued by the Partnership in satisfaction of approximately $13.4 million of the aggregate purchase prices of those hotels. Such Units are redeemable on a one-for-one basis for shares of Common Stock of the Company (or, at the option of the Company, for cash), subject to certain limitations. Similarly, in conjunction with the acquisition of the CSS Hotel located in Ft. Lauderdale, an aggregate of 215,827 shares of Common Stock were delivered in satisfaction of approximately $6.0 million of the purchase price of such hotel. The proceeds of the issuance of such Common Stock were contributed by the Company to the Partnership for an additional equity interest therein.

      On April 25, 1996, the Securities and Exchange Commission ("SEC") declared effective the Company's omnibus shelf registration statement ("Shelf Registration"), which permits the Company to offer, from time to time, up to an aggregate of $500 million in securities, including debt securities, preferred stock, common stock and common stock warrants. On May 6, 1996, the Company sold 6,000,000 shares of its $1.95 Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), at $25.00 per share, pursuant to the Shelf Registration. An additional 50,000 shares of Series A Preferred Stock was subsequently issued pursuant to the exercise of the underwriters' over-allotment option. The Series A Preferred Stock bears an annual dividend per share, cumulative from May 6, 1996, equal to the greater of $1.95 and the cash distributions declared or paid for the corresponding period on that number of shares of Common Stock into which a share of Series A Preferred Stock is then convertible. Each share of Series A Preferred Stock is convertible, at the option of the holder, into
0.7752 shares of Common Stock, subject to certain adjustments, and may not be redeemed by the Company before April 30, 2001. At December 31, 1996, no arrearages existed in dividends payable on the Series A Preferred Stock. The net proceeds from the sale of the Series A Preferred Stock, of approximately $144.3 million, were contributed to the Partnership for additional equity interests therein and utilized to repay approximately $87.3 in indebtedness incurred in connection with the acquisition of hotel properties and to fund the cost of additional hotel acquisitions and a portion of cost of the renovation and upgrading of certain of the Hotels.

      As a result of the foregoing equity capital transactions, at December 31, 1996, FelCor owned approximately 89.4% of the equity interests in the Partnership. In addition, at year end the Company also owned a 97% equity interest in the partnership which owns the El Segundo (LAX South), California hotel and 50% equity interests in separate partnerships owning a total of five hotels.

      On January 28, 1997 the Company offered an additional 3,000,000 shares of Common Stock to the public pursuant to the Shelf Registration. The net proceeds of this offering, consisting of approximately $100 million, were contributed to the Partnership in exchange for additional equity interests therein and used primarily to fund the purchase of interests in 10 of the hotels acquired by the Company during the first quarter of 1997.

   Hotel Operations

      At December 31, 1996, 40 of the Hotels were, or were in the process of being converted into, Embassy Suites hotels, two were Doubletree Guest Suites hotels and one was a Hilton Suites hotel. Of the Hotels, 38 were being managed by Promus, two were being managed by affiliates of Doubletree Hotels Corporation ("Doubletree") and three were being managed by independent management companies. Of the 1997 Acquisitions (through March 20, 1997), nine are, and will remain, Embassy Suites hotels under the management of Promus and six are, or will be converted to, Doubletree Guest Suites hotels under the management of Doubletree.

      During 1996, the average daily rate ("ADR") at the Hotels increased by approximately 6.4% which, when combined with a decline in occupancy of approximately 1.0 percentage point, resulted in an increase in revenue per available suite ("RevPAR") of 4.8%. These figures reflect the adverse impact of the loss of nearly 173,000 available suite nights (approximately 5.5% of total available suite nights for the year) as a result of the temporary removal
of suites from service for renovation and upgrading during 1996.   The
performance of the CSS Hotels and certain of the other hotels acquired during 1996, which underwent substantial renovation and upgrading during the year, substantially offset the performance of the remaining Hotels, which experienced
an increase in RevPAR during 1996 of approximately 9.0% over 1995.   However,
during the fourth quarter of 1996, the 10 CSS Hotels where renovations had been substantially completed by early in the fourth quarter experienced an increase in RevPAR in excess of 15% over the fourth quarter of 1995 and leads the Company to believe that similar improvements in RevPAR for the remaining CSS Hotels can be expected during 1997, since the renovation and upgrading of the CSS Hotels had been substantially completed by December 31, 1996.

      The following table sets forth historical operating data regarding the Hotels owned by the Company at December 31, 1996, regardless of ownership.

                                                             YEAR ENDED DECEMBER 31,(1)
                                ------------------------------------------------------------------------------------
                                                  ADR                     OCCUPANCY                    RevPAR
                                ------------------------------------------------------------------------------------
            LOCATION               1996       1995      1994  1996      1995     1994     1996       1995     1994
            --------               ----       ----      ----  ----      ----     ----     ----       ----     ----
Dallas, (Park Central), TX  . .    $105.13 $  95.50   $ 86.24   75.7%    77.7%    78.8%   $ 79.63   $ 74.24  $ 68.00
Nashville, TN . . . . . . . . .     103.00   100.92     94.27   73.2     73.0     75.6      75.35     73.67    71.27
Jacksonville, FL  . . . . . . .     106.17    96.43     84.40   76.7     75.4     75.8      81.40     72.75    64.01
Orlando (North), FL . . . . . .     103.56    97.49     93.47   83.6     80.0     79.2      86.58     77.97    74.04
Orlando (South), FL . . . . . .     114.74   109.37    103.61   84.2     78.8     79.0      96.66     86.19    81.83
Tulsa, OK . . . . . . . . . . .      88.11    82.14     80.15   73.7     72.4     72.6      64.92     59.51    58.18
                                   ------- --------   -------   ----     ----     ----    -------   -------  -------
   Initial Hotels . . . . . . .     103.73    97.27     90.63   77.5     76.1     76.8      80.43     74.02    69.63
                                   ------- --------   -------   ----     ----     ----    -------   -------  -------
New Orleans, LA(2)  . . . . . .     119.90   114.48    105.76   75.7     72.9     82.7      90.82     83.42    87.48
Flagstaff, AZ(2)  . . . . . . .      92.04    89.98     89.13   69.8     67.0     69.3      64.23     60.31    61.80
Dallas (Love Field), TX . . . .     104.14    98.95     92.81   75.9     70.4     72.9      79.05     69.71    67.64
Boston - Marlborough, MA(2) . .     104.89    89.26     85.26   76.7     81.1     79.9      80.47     72.39    68.08
Corpus Christi, TX  . . . . . .      82.96    77.66     77.54   73.3     77.6     83.6      60.80     60.24    64.81
Brunswick, GA(2)  . . . . . . .      71.03    61.22     49.07   74.2     74.0     75.5      52.72     45.30    37.07
Chicago - Lombard, IL . . . . .     109.64   101.28     95.21   77.6     77.0     75.3      85.06     77.94    71.68
                                   ------- --------   -------   ----     ----     ----    -------   -------  -------
   Pre CSS Hotels . . . . . . .     101.71    94.40     88.73   75.3     74.1     77.2      76.55     69.96    68.52
                                   ------- --------   -------   ----     ----     ----    -------   -------  -------
San Francisco (Airport So.),        114.58   102.42     99.41   77.7     78.7     76.2      89.06     80.66    75.72
CA(2) . . . . . . . . . . . . .
Tampa (Busch Gardens), FL(2)  .      85.08    80.66     79.58   74.3     73.2     79.4      63.20     59.05    63.19
Boca Raton (Doubletree), FL(2)       78.26    79.83     83.02   52.8     50.4     48.4      41.32     40.19    40.19
Minneapolis (Airport), MN(2)  .     114.54   102.65     99.08   69.3     73.6     76.0      79.38     75.52    75.27
Minneapolis (Downtown), MN(2) .      96.37    93.26     93.08   55.4     66.5     69.6      53.40     62.04    64.78
St. Paul, MN(2) . . . . . . . .      91.20    82.44     79.81   65.7     77.1     80.2      59.88     63.56    64.00
Anaheim, CA(2)  . . . . . . . .      91.48    85.94     85.04   65.8     69.0     63.2      60.22     59.27    53.76
Baton Rouge, LA(2)  . . . . . .      87.27    81.08     79.57   61.7     70.2     69.3      53.86     56.96    55.12
Birmingham, AL(2) . . . . . . .     101.33    94.13     88.49   64.3     68.3     68.5      65.20     64.30    60.62
Deerfield Beach, FL(2)  . . . .     119.06   119.93    122.46   61.3     65.7     64.9      72.94     78.85    79.42
Ft. Lauderdale, FL(2) . . . . .     105.92   106.44    105.47   70.2     66.2     66.5      74.31     70.46    70.14
El Segundo (LAX South), CA(2) .      80.76    83.55     85.67   73.0     63.3     64.3      58.97     52.91    55.10
Miami, FL(2)  . . . . . . . . .      86.07    88.52     84.99   74.4     76.1     77.0      64.02     67.41    65.43
Milpitas, CA(2) . . . . . . . .     108.11    93.57     88.03   75.4     79.6     73.4      81.47     74.44    64.58
Phoenix, AZ(2)  . . . . . . . .     140.12   130.49    121.73   69.0     73.3     74.3      96.70     95.69    90.40
Oxnard (Mandalay Beach), CA(2)      120.36   117.25    116.73   62.7     62.9     66.7      75.43     73.72    77.91
Napa, CA(2) . . . . . . . . . .     115.84   111.52    112.72   67.1     65.0     67.8      77.78     72.53    76.48
San Francisco (Airport No.),        108.33    93.80     92.43   67.3     67.7     67.5      72.89     63.52    62.37
 CA(2). . . . . . . . . . . . .    ------- --------   -------   ----     ----     ----    -------   -------  -------
   CSS Hotels . . . . . . . . .     103.31    97.75     95.89   67.8     69.6     69.7      70.05     68.01    66.87
                                   ------- --------   -------   ----     ----     ----    -------   -------  -------
Cleveland, OH(2)  . . . . . . .     103.85    99.40     86.98   67.1     71.2     69.6      69.63     70.79    60.54
Piscataway, NJ(2) . . . . . . .     102.28   101.98     96.46   72.8     72.5     75.6      74.47     73.90    72.89
Boca Raton (Embassy Suites),
 FL(2)  . . . . . . . . . . . .      85.67    86.26     83.36   73.2     73.6     71.1      62.68     63.48    59.27
Beaver Creek, CO(2) . . . . . .     185.60   150.72    149.21   51.3     61.8     57.3      95.26     93.21    85.44
Deerfield, IL(2)  . . . . . . .     100.96    96.74     90.90   74.3     77.4     74.3      75.05     74.85    67.53
Lexington, KY(2)  . . . . . . .      96.71    88.12     82.70   77.5     79.6     79.1      74.99     70.16    65.38
San Rafael (Marin Co.), CA  . .     111.78   108.49    101.64   77.0     78.8     78.6      86.04     85.46    79.92
Parsippany, NJ  . . . . . . . .     126.09   116.02    109.42   76.5     74.0     73.5      96.45     85.89    80.39
Indianapolis (North), IN  . . .     100.22    98.60     90.93   70.6     73.2     72.3      70.70     72.14    65.77
Charlotte, NC . . . . . . . . .     110.83   100.52     85.81   72.4     73.8     75.4      80.28     74.14    64.68
Atlanta (Buckhead), GA  . . . .     138.39   120.82     94.56   74.9     81.2     82.2     103.66     98.12    77.74
Kingston Plantation, SC . . . .     119.33   110.10    106.27   74.3     75.6     74.8      88.62     83.27    79.52
                                   ------- --------   -------   ----     ----     ----    -------   -------  -------
   1996 Acquisitions  . . . . .     111.54   104.51     95.01   73.0     75.2     74.7      81.46     78.56    70.98
                                   ------- --------   -------   ----     ----     ----    -------   -------  -------
   Total Hotels . . . . . . . .    $105.50 $  99.20   $ 93.91   71.6%    72.6%    73.1%   $ 75.52   $ 72.05  $ 68.62
                                   ======= ========   =======   ====     ====     ====    =======   =======  =======

----------

(1) The information included in this table with respect to the Hotels, for periods prior to their acquisition by the Company or by FelCor Affiliates, was obtained from the prior owners.
(2) This hotel underwent substantial renovation, upgrading or expansion during 1996.

      Each of the Hotels owned by the Company is leased to the Lessee pursuant to a Percentage Lease. Accordingly, the Company derives substantially all of its revenues from rents under the Percentage Leases, which rents are directly affected by changes in suite revenue. See "Item 2. Properties" for information regarding the terms of the Percentage Leases. The following table sets forth comparative suite revenue information for each of the Hotels, and on a consolidated basis, with respect to historical suite revenues, as if the hotels had been owned by the Company throughout the periods presented.

                                                                   YEAR ENDED DECEMBER 31,(1)
                                               ----------------------------------------------------------------
                                                           (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
                                                             SUITE REVENUE                 PERCENTAGE CHANGE
                                               ----------------------------------------------------------------
                    LOCATION                           1996      1995      1994   1996 VS. 1995  1995 vs. 1994
                    --------                           ----      ----      ----   -------------  -------------
Dallas, (Park Central), TX  . . . . . . . . .    $    8,132  $  7,560   $   6,925      7.6%          9.2%
Nashville, TN . . . . . . . . . . . . . . . .         8,163     7,960       7,678      2.6%          3.7%
Jacksonville, FL  . . . . . . . . . . . . . .         6,256     5,576       4,907     12.2%         13.6%
Orlando (North), FL . . . . . . . . . . . . .         6,654     5,976       5,675     11.3%          5.3%
Orlando (South), FL . . . . . . . . . . . . .         8,632     7,676       7,287     12.5%          5.3%
Tulsa, OK . . . . . . . . . . . . . . . . . .         5,703     5,213       5,097      9.4%          2.3%
                                                 ----------  --------   ---------
   Initial Hotels . . . . . . . . . . . . . .        43,540    39,961      37,569      9.0%          6.4%
                                                 ----------  --------   ---------
New Orleans, LA(2)  . . . . . . . . . . . . .         8,346     7,643       8,014      9.2%         (4.6)%
Flagstaff, AZ(2)  . . . . . . . . . . . . . .         2,614     2,245       2,301     16.4%         (2.4)%
Dallas (Love Field), TX . . . . . . . . . . .         7,176     6,327       6,106     13.4%          3.6%
Boston - Marlborough, MA(2) . . . . . . . . .         2,945     2,650       2,485     11.1%          6.6%
Corpus Christi, TX  . . . . . . . . . . . . .         3,338     3,298       3,549      1.2%         (7.1)%
Brunswick, GA(2)  . . . . . . . . . . . . . .         2,508     2,149       1,759     16.7%         22.2%
Chicago - Lombard, IL . . . . . . . . . . . .         8,156     7,454       6,855      9.4%          8.7%
                                                 ----------  --------   ---------
   Pre CSS Hotels . . . . . . . . . . . . . .        35,083    31,766      31,069     10.4%          2.2%
                                                 ----------  --------   ---------
San Francisco (Airport So.), CA(2)  . . . . .        11,070     9,948       9,355     11.3%          6.3%
Tampa (Busch Gardens), FL(2)  . . . . . . . .         2,984     2,781       2,975      7.3%         (6.5)%
Boca Raton (Doubletree), FL(2)  . . . . . . .         2,753     2,670       2,670      3.1%          0.0%
Minneapolis (Airport), MN(2)  . . . . . . . .         9,006     8,545       8,531      5.4%          0.2%
Minneapolis (Downtown), MN(2) . . . . . . . .         4,260     4,937       5,155    (13.7)%        (4.2)%
St. Paul, MN(2) . . . . . . . . . . . . . . .         4,603     4,872       4,906     (5.5)%        (0.7)%
Anaheim, CA(2)  . . . . . . . . . . . . . . .         4,907     4,802       4,356      2.2%         10.2%
Baton Rouge, LA(2)  . . . . . . . . . . . . .         4,428     4,657       4,506     (4.9)%         3.4%
Birmingham, AL(2) . . . . . . . . . . . . . .         5,790     5,680       5,371      1.9%          5.8%
Deerfield Beach, FL(2)  . . . . . . . . . . .         6,531     7,023       7,073     (7.0)%        (0.7)%
Ft. Lauderdale, FL(2) . . . . . . . . . . . .         9,788     9,233       9,180      6.0%          0.6%
El Segundo (LAX South), CA(2) . . . . . . . .         7,538     6,760       7,033     11.5%         (3.9)%
Miami, FL(2)  . . . . . . . . . . . . . . . .         7,388     7,726       7,498     (4.4)%         3.0%
Milpitas, CA(2) . . . . . . . . . . . . . . .         7,953     7,254       6,290      9.6%         15.3%
Phoenix, AZ(2)  . . . . . . . . . . . . . . .         8,239     8,160       7,666      1.0%          6.4%
Oxnard (Mandalay Beach), CA(2)  . . . . . . .         6,893     6,700       7,081      2.9%         (5.4)%
Napa, CA(2) . . . . . . . . . . . . . . . . .         5,846     5,427       5,723      7.7%         (5.2)%
San Francisco (Airport No.), CA(2)  . . . . .         8,323     7,233       7,103     15.1%          1.8%
                                                 ----------  --------   ---------
   CSS Hotels . . . . . . . . . . . . . . . .       118,300   114,408     112,472      3.4%          1.7%
                                                 ----------  --------   ---------
Cleveland, OH(2)  . . . . . . . . . . . . . .         6,830     6,925       5,922     (1.4)%        16.9%
Piscataway, NJ(2) . . . . . . . . . . . . . .         6,132     6,069       5,986      1.0%          1.4%
Boca Raton (Embassy), FL(2) . . . . . . . . .         6,034     6,094       5,689     (1.0)%         7.1%
Beaver Creek, CO(2) . . . . . . . . . . . . .         2,480     2,415       2,214      2.7%          9.1%
Deerfield, IL(2)  . . . . . . . . . . . . . .         6,510     6,457       5,825      0.8%         10.8%
Lexington, KY(2)  . . . . . . . . . . . . . .         4,776     4,456       4,152      7.2%          7.3%
San Rafael (Marin Co.), CA  . . . . . . . . .         7,400     7,330       6,857      1.0%          6.9%
Parsippany, NJ  . . . . . . . . . . . . . . .         9,673     8,590       8,040     12.6%          6.8%
Indianapolis (North), IN  . . . . . . . . . .         5,738     5,845       5,329     (1.8)%         9.7%
Charlotte, NC . . . . . . . . . . . . . . . .         8,051     7,415       6,468      8.6%         14.6%
Atlanta (Buckhead), GA  . . . . . . . . . . .        12,026    11,353       9,307      5.9%         22.0%
Kingston Plantation, SC . . . . . . . . . . .         8,271     7,750       7,522      6.7%          3.0%
                                                 ----------  --------   ---------
   1996 Acquisitions  . . . . . . . . . . . .        83,921    80,699      73,311      4.0%         10.1%
                                                 ----------  --------   ---------
   Total Hotels . . . . . . . . . . . . . . .      $280,844  $266,834    $254,421      5.3%          4.9%
                                                 ==========  ========   =========

----------

(1) The information included in this table with respect to suite revenues of the Hotels, for periods prior to their acquisition by the Company or by FelCor Affiliates, was obtained from the prior owners. Suite Revenue, as shown, reflects the Lessee's 100% interest in the Hotels, even where the Company owns less than a 100% interest in such hotels.
(2) This hotel underwent substantial renovation, upgrading or expansion during 1996.

      The following table reflects comparative pro forma Percentage Lease Revenue received by the Company pursuant to the Percentage Leases for the years 1996 and 1995, as if the Hotels were subject to the Percentage Leases for the entire periods presented and the Company owned the entire interest therein.

                                                                                             Pro Forma
                                                                                      Percentage Lease Revenue
                                                                                           (in thousands)
                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                     LOCATION                                              1996       1995
                                     --------                                              ----       ----
Dallas, (Park Central), TX  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    3,609  $    3,252
Nashville, TN . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,360       3,237
Jacksonville, FL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,431       2,013
Orlando (North), FL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,162       2,732
Orlando (South), FL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,441       2,856
Tulsa, OK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,489       2,166
                                                                                       ----------  ----------
   Initial Hotels . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,492      16,256
                                                                                       ----------  ----------
New Orleans, LA(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,470       3,029
Flagstaff, AZ(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,139         903
Dallas (Love Field), TX . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,231       2,682
Boston - Marlborough, MA(1) . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,484       1,291
Corpus Christi, TX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,463       1,437
Brunswick, GA(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             982         751
Chicago - Lombard, IL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,767       3,311
                                                                                       ----------  ----------
   Pre CSS Hotels . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,536      13,404
                                                                                       ----------  ----------
San Francisco (Airport So.), CA(1)  . . . . . . . . . . . . . . . . . . . . . . .           6,089       5,412
Tampa (Busch Gardens), FL(1)  . . . . . . . . . . . . . . . . . . . . . . . . . .           1,327       1,190
Boca Raton (Doubletree), FL(1)  . . . . . . . . . . . . . . . . . . . . . . . . .           1,119       1,051
Minneapolis (Airport), MN(1)  . . . . . . . . . . . . . . . . . . . . . . . . . .           5,006       4,731
Minneapolis (Downtown), MN(1) . . . . . . . . . . . . . . . . . . . . . . . . . .           1,797       2,239
St. Paul, MN(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,561       1,747
Anaheim, CA(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,244       2,222
Baton Rouge, LA(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,824       1,973
Birmingham, AL(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,333       3,276
Deerfield Beach, FL(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,208       3,528
Ft. Lauderdale, FL(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,594       5,205
El Segundo (LAX South), CA(1) . . . . . . . . . . . . . . . . . . . . . . . . . .           3,057       2,588
Miami, FL(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,499       3,725
Milpitas, CA(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,615       4,152
Phoenix, AZ(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,707       4,679
Oxnard (Mandalay Beach), CA(1)  . . . . . . . . . . . . . . . . . . . . . . . . .           3,257       3,157
Napa, CA(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,335       2,105
San Francisco (Airport No.), CA(1)  . . . . . . . . . . . . . . . . . . . . . . .           4,021       3,311
                                                                                       ----------  ----------
   CSS Hotels . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,593      56,291
                                                                                       ----------  ----------
Cleveland, OH(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,131       2,247
Piscataway, NJ(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,351       2,325
Boca Raton (Embassy), FL(1) . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,240       2,279
Beaver Creek, CO(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             546         509
Deerfield, IL(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,065       3,018
Lexington, KY(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,133       1,917
San Rafael (Marin Co.), CA  . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,578       3,534
Parsippany, NJ  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,474       3,799
Indianapolis (North), IN  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,453       2,590
Charlotte, NC . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,834       3,455
Atlanta (Buckhead), GA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,019       5,580
Kingston Plantation, SC . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,738       2,362
                                                                                       ----------  ----------
   1996 Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,562      33,615
                                                                                       ----------  ----------
   Total Hotels . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  128,183  $  119,566
                                                                                       ==========  ==========

------------

(1) This hotel underwent substantial renovation, upgrading or expansion during 1996.

   Seasonality

      The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue, particularly during the fourth quarter, to the extent that it receives Percentage Rent. To the extent cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its shareholders.

   Competition

      The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotel properties and competes for guests primarily with other upscale hotels in its immediate vicinity and secondarily with other full service hotel properties in its geographic market. An increase in the number of competitive hotel properties in a particular area could have a material adverse effect on the occupancy, ADR and RevPAR of the Company's hotels in that area. The Company believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting the Company's hotels.

      The Company competes for investment opportunities with other entities, some of which have substantially greater financial resources than the Company. These larger entities may be able to accept more risk than the Company can prudently manage. An increase in the number of purchasers for upscale hotel properties may reduce the number of suitable investment opportunities offered to the Company and may increase the bargaining power of owners seeking to sell their hotels.

   Environmental Matters

      Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances on the property. Furthermore, a person that arranges for the disposal or treatment of, or transports for disposal or treatment, a hazardous or toxic substance at any property may be liable for the costs of removal or remediation of hazardous or toxic substances released into the environment at or from that property.
The costs of removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to fully utilize such property without restriction, to sell such property or to borrow using such property as collateral. In connection with the ownership and operation of the Company's hotels, the Company, the Partnership and the Lessee, as the case may be, may be potentially liable for any such costs.

      Phase I environmental audits, by independent environmental engineers, are customarily obtained with respect to hotels, prior to the acquisition thereof by the Company. The principal purpose of Phase I audits is to identify indications of potential environmental contamination for which such hotels may be responsible and, secondarily, to assess, to a limited extent, the potential for environmental regulatory compliance liabilities. The Phase I audits of the Hotels were designed to meet the requirements of the then current industry standards governing Phase I audits, and consistent with those requirements, none of the audits involved testing of groundwater, soil or air. Accordingly, they do not represent evaluations of conditions at the studied sites that would be revealed only through such testing. In addition, their assessment of environmental regulatory compliance issues was general in scope and was not a detailed determination of the Hotels' complete compliance status. Similarly, the audits did not involve comprehensive analysis of potential off-site liability. The Phase I audit reports did not reveal any environmental liability that management believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware.

      No assurances can be given that (i) future or amended laws, ordinances or regulations or more stringent interpretations or enforcement policies of existing environmental requirements, will not impose any material environmental liability or (ii) the environmental condition of the Hotels will not be affected by changes (of which the Company is unaware) occurring subsequent to the date of such audits, by the condition of properties in the vicinity of such hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.

      The Company believes that its Hotels are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which would have a material adverse effect on the Company, the Partnership or the Lessee. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its present or former properties.

   Tax Status

      The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its initial taxable year ending December 31, 1994. As a REIT, the Company (subject to certain exceptions) will not be subject to federal income taxation, at the corporate level, on its taxable income that is distributed to the shareholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its taxable income. The Company may, however, be subject to certain state and local taxes on its income and property. In connection with the Company's election to be taxed as a REIT, the Company's Charter imposes restrictions on the transfer of shares of Common Stock. The Company has adopted the calendar year as its taxable year.


   Lessee Operations

      The Lessee leases each of the Hotels under a Percentage Lease, pursuant to which it is obligated to pay the Company the greater of a minimum Base Rent or a Percentage Rent based on a percentage of revenues. See "Item 2. Properties" for additional information regarding the terms of the Percentage
Leases.   The Lessee has entered into, and is responsible for the payment of all fees under, the franchise licenses and management agreements relating to each of the Hotels, may hold the liquor licenses applicable to the Hotels, owns and maintains the inventories required for the operation of the Hotels, pays for normal maintenance and repair expenses, enters into various operating, maintenance and service agreements with respect to the Hotels, and is responsible for compliance with the license, management and other agreements affecting hotel operations. In addition, the Lessee actively provides asset management services to the Hotels, including the supervision of the day-to-day operations of the Hotels by the management companies engaged to manage such hotels and the establishment and implementation of capital expenditure programs.

      Messrs. Feldman and Corcoran, as the beneficial owners of an aggregate 50% of the Lessee, have entered into an agreement with the Company pursuant to which they have agreed that, for a period of ten years, any distributions received by them from the Lessee (in excess of their tax liabilities with respect to the income of the Lessee) will be utilized to purchase Common Stock from the Company in an underwritten public offering or annually, at the then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling the stock so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% of the Lessee, may elect to purchase Common Stock or Units upon similar terms, at its option. Pursuant to this agreement, each of Messrs. Feldman and Corcoran purchased 3,775 shares of Common Stock in December 1995. The Independent Directors (as herein defined) may suspend or terminate such agreement at any time.

      The Lessee, as a related third party, has elected to provide its audited financial statements to the Company for inclusion elsewhere in this Form 10-K, although such statements are not generally required to be disclosed. See "Index to Financial Statements" at page F-1.

   Employees

      Messrs. Feldman and Corcoran have each entered into employment agreements with the Company, pursuant to which they have agreed to devote substantially all of their time to the business of the Company through 1999. In addition, the Company had 19 other employees at December 31, 1996. All persons employed in the day-to-day operation of the Company's Hotels are employees of the management companies engaged by the Lessee to operate such hotels.

   Personnel and Office Sharing Arrangements

      The Company shares executive offices with the Lessee and FelCor, Inc., a corporation owned by Messrs. Feldman and Corcoran. Each entity bears an allocated share of the costs thereof, including but not limited to rent, salaries of all personnel (other than Messrs. Feldman and Corcoran, who are compensated solely by the Company), office supplies and telephones. Such allocations of shared costs are subject to the approval of a majority of the independent directors of the Company. During 1996 approximately $807,000 (approximately 38% of all allocable expenses) was borne by the Company under this arrangement.

ITEM 2. PROPERTIES

   The Hotels

      Of the 43 Hotels owned by the Company at December 31, 1996, 40 were operated under (or were in the process of conversion to) the Embassy Suites brand. Each Embassy Suites hotel operates under a franchise license agreement from Promus and offers all of the guest services and amenities typical of an Embassy Suites hotel. Embassy Suites hotels are upscale, full-service, all-suite hotels typically providing, among other things, two-room suites, free cooked-to-order breakfasts, complimentary cocktails during two hours in the evenings (subject to local laws and regulations), as well as a fitness center, indoor heated pool, saunas, whirlpool and steam room, all in an atrium environment. Each suite usually contains two telephones (with voice mail), a mini-refrigerator, coffee maker, microwave oven, wet bar, a 25" color television in the living room and a 19" color television in the bedroom. Restaurant, banquet and lounge facilities also are typically available at each hotel.

      Two of the Hotels owned by the Company at December 31, 1996 were operated as Doubletree Guest Suites hotels pursuant to management agreements with Doubletree. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels. One of the Hotels was operated under a franchise license agreement with Hilton Inns, Inc.

      The following table sets forth certain additional descriptive information regarding the Hotels owned by the Company at December 31, 1996:

                                                                                                   BANQUET/
                                                        YEAR        NUMBER      RESTAURANT AND     MEETING
LOCATION                                               OPENED     OF SUITES     LOUNGE SEATS(1)    SPACE (3)
--------                                               ------     ---------     ---------------    --------
Dallas (Park Central), TX . . . . . . . . . . . .       1985         279             100               7,800
Nashville, TN . . . . . . . . . . . . . . . . . .       1986         296             210(2)           14,000
Jacksonville, FL  . . . . . . . . . . . . . . . .       1985         210              95(2)            8,000
Orlando (North), FL . . . . . . . . . . . . . . .       1985         210             165(2)            9,000
Orlando (South), FL . . . . . . . . . . . . . . .       1985         244             110(2)            5,200
Tulsa, OK . . . . . . . . . . . . . . . . . . . .       1985         240             195(2)            3,300
New Orleans, LA . . . . . . . . . . . . . . . . .       1984         282             130              10,000
Flagstaff, AZ . . . . . . . . . . . . . . . . . .       1988         119              70               1,300
Dallas (Love Field), TX . . . . . . . . . . . . .       1986         248             200               3,500
Boston-Marlborough, MA  . . . . . . . . . . . . .       1988         100              60                 800
Brunswick, GA . . . . . . . . . . . . . . . . . .       1988         130              85               6,000
Corpus Christi, TX  . . . . . . . . . . . . . . .       1984         150             130               3,900
Chicago-Lombard, IL . . . . . . . . . . . . . . .       1990         262             205(2)            4,200
Burlingame (S.F. Airport So.), CA(4)  . . . . . .       1986         339             595(2)           10,900
Minneapolis (Airport), MN . . . . . . . . . . . .       1986         311             175(2)           12,300
Boca Raton (Doubletree), FL . . . . . . . . . . .       1989         182              85               3,000
Minneapolis (Downtown), MN  . . . . . . . . . . .       1984         218             200               3,600
St. Paul, MN(5) . . . . . . . . . . . . . . . . .       1983         210             190(2)            3,300
Tampa (Busch Gardens), FL . . . . . . . . . . . .       1985         129              55               2,200
Cleveland, OH . . . . . . . . . . . . . . . . . .       1990         268             175               8,200
Anaheim, CA . . . . . . . . . . . . . . . . . . .       1987         222             270(2)            6,500
Baton Rouge, LA . . . . . . . . . . . . . . . . .       1985         224             170               5,800
Birmingham, AL  . . . . . . . . . . . . . . . . .       1987         242             250(2)            5,600
Deerfield Beach, FL . . . . . . . . . . . . . . .       1987         244             270(2)            8,500
Ft. Lauderdale, FL  . . . . . . . . . . . . . . .       1986         359             220(2)           14,000
Miami (Airport), FL . . . . . . . . . . . . . . .       1987         314             365(2)           11,200
Milpitas, CA  . . . . . . . . . . . . . . . . . .       1987         267             190               7,000
Phoenix (Camelback), AZ(4)  . . . . . . . . . . .       1985         233             205(2)            8,000
South San Francisco (Airport North), CA . . . . .       1988         312             200              11,700
Lexington, KY . . . . . . . . . . . . . . . . . .       1987         174             150               1,700
Piscataway, NJ  . . . . . . . . . . . . . . . . .       1988         225              95               6,900
Avon (Beaver Creek Resort), CO  . . . . . . . . .       1990          72              70               1,600
Boca Raton (Embassy), FL  . . . . . . . . . . . .       1989         263             175(2)           14,000
El Segundo (LAX South), CA  . . . . . . . . . . .       1985         350             320(2)            6,600
Oxnard (Mandalay Beach), CA . . . . . . . . . . .       1986         249             235(2)           16,600
Napa, CA  . . . . . . . . . . . . . . . . . . . .       1985         205             170(2)            6,900
Deerfield, IL . . . . . . . . . . . . . . . . . .       1987         237             120(2)            3,700
San Rafael (Marin Co.), CA  . . . . . . . . . . .       1990         235             255(2)           12,000
Parsippany, NJ  . . . . . . . . . . . . . . . . .       1989         274             285               5,800
Charlotte, NC . . . . . . . . . . . . . . . . . .       1989         274             215(2)            9,200
Indianapolis (North),  IN . . . . . . . . . . . .       1985         222             155               5,000
Atlanta (Buckhead), GA  . . . . . . . . . . . . .       1988         317             210(2)           10,700
Kingston Plantation, SC . . . . . . . . . . . . .       1987         255             275(2)           25,600
                                                                  ------          ------             -------
   TOTALS                                                         10,196           8,100             325,100
                                                                  ======          ======             =======

---------

(1)   Approximate, excluding atrium area seating.
(2) At December 31, 1996, these restaurants and lounges were subleased to unrelated third party lessees, who also provide guest room service and catering service to the meeting rooms.
(3)   In approximate number of square feet.
(4)   Situated on land leased under a long-term ground lease.
(5) Owned subject to a capitalized industrial revenue bond lease which expires in 2011 and which permits the Company to purchase the fee interest at expiration for a nominal amount.

      The Percentage Leases.

      Each of the Hotels is leased to the Lessee pursuant to a Percentage Lease having a term of 10 years and providing for rent equal to the greater of Base Rent or Percentage Rent. The terms of each Percentage Lease is approved by Company's Independent Directors. The following table sets forth the essential economic terms of each Percentage Lease, as in effect at December 31, 1996, with respect to each of the Hotels.

                                           PERCENTAGE LEASE SUMMARY
                                         (DOLLAR AMOUNTS IN THOUSANDS)
                                                                      ANNUAL PERCENTAGE RENT
                                                                      ----------------------
                                         EXPIRATION       ANNUAL       FIRST         SECOND     SUITE REVENUE
               LOCATION                 YEAR OF LEASE   BASE RENT     TIER (1)      TIER (2)     BREAKPOINT
               --------                 -------------   ---------     -----         -----        ----------
Dallas, (Park Central), TX  . . . . .       2004       $ 1,488           17%          65%       $   3,616
Nashville,TN  . . . . . . . . . . . .       2004         1,679           17%          65%           4,321
Jacksonville, FL  . . . . . . . . . .       2004           888           17%          65%           3,516
Orlando (North), FL . . . . . . . . .       2004         1,583           19%          65%           2,669
Orlando (South), FL . . . . . . . . .       2004         1,423           17%          65%           4,614
Tulsa, OK . . . . . . . . . . . . . .       2004         1,277           19%          65%           2,790
New Orleans, LA . . . . . . . . . . .       2004         1,974           19%          65%           4,321
Flagstaff, AZ . . . . . . . . . . . .       2005           574           17%          65%           1,168
Dallas (Love Field), TX . . . . . . .       2005         1,849           17%          65%           3,082
Boston - Marlborough, MA  . . . . . .       2005           725           19%          65%             947
Brunswick, GA . . . . . . . . . . . .       2005           370           17%          65%           1,350
Corpus Christi, TX  . . . . . . . . .       2005         1,000           17%          65%           1,495
Chicago - Lombard, IL . . . . . . . .       2005         1,900           17%          65%           3,270
Boca Raton (Doubletree), FL . . . . .       2005           654           17%          65%           1,421
Burlingame (S. F. Airport So.), CA  .       2005         3,147           17%          65%           3,174
Minneapolis (Airport), MN . . . . . .       2005         2,778           17%          65%           2,138
Minneapolis (Downtown), MN  . . . . .       2005         1,387           17%          65%           2,091
St. Paul, MN  . . . . . . . . . . . .       2005         1,085           17%          65%           3,115
Tampa (Busch Gardens), FL . . . . . .       2005           786           17%          65%           1,287
Cleveland, OH . . . . . . . . . . . .       2005         1,258           17%          65%           4,929
Anaheim, CA . . . . . . . . . . . . .       2006         1,272           17%          65%           2,062
Baton Rouge, LA . . . . . . . . . . .       2006         1,204           17%          65%           2,281
Birmingham, AL  . . . . . . . . . . .       2006         1,898           17%          65%           1,273
Deerfield Beach, FL . . . . . . . . .       2006         2,163           17%          65%           2,568
Ft. Lauderdale, FL  . . . . . . . . .       2006         3,228           17%          65%           1,969
Miami (Airport), FL . . . . . . . . .       2006         2,222           17%          65%           2,882
Milpitas, CA  . . . . . . . . . . . .       2006         2,143           17%          65%           1,402
Phoenix (Camelback), AZ . . . . . . .       2006         2,812           17%          65%           1,428
S. San Francisco (Airport No.), CA  .       2006         1,876           17%          65%           3,103
Lexington, KY . . . . . . . . . . . .       2006         1,149           17%          65%           2,135
Piscataway, NJ  . . . . . . . . . . .       2006         1,355           17%          65%           3,574
Avon (Beaver Creek Resort), CO  . . .       2006           375           17%          65%           2,284
Boca Raton (Embassy), FL  . . . . . .       2006         1,368           17%          65%           3,670
El Segundo (LAX South), CA  . . . . .       2006         1,600           17%          65%           4,130
Oxnard (Mandalay Beach), CA . . . . .       2006         1,927           17%          65%           2,909
Napa, CA  . . . . . . . . . . . . . .       2006         1,215           17%          65%           3,145
Deerfield, IL . . . . . . . . . . . .       2006         1,743           17%          65%           2,505
San Rafael (Marin Co.), CA  . . . . .       2006         2,107           17%          65%           2,917
Parsippany, NJ  . . . . . . . . . . .       2006         2,440           17%          65%           3,930
Charlotte, NC . . . . . . . . . . . .       2006         2,200           17%          65%           3,353
Indianapolis (North), IN  . . . . . .       2006         1,470           17%          65%           2,795
Atlanta (Buckhead), GA  . . . . . . .       2006         3,667           17%          65%           3,872
Kingston Plantation, SC . . . . . . .       2006         1,963           17%          65%           6,236

-----------

(1) Represents percentage of suite revenues payable as Percentage Rent up to and including the Suite Revenue Breakpoint.
(2) Represents percentage of suite revenues payable as Percentage Rent in excess of the Suite Revenue Breakpoint.

      Each Percentage Lease also requires the Lessee to pay as rent 5% of the food and beverage revenues from each Hotel in which the restaurant and bar operations are conducted directly by the Lessee and 98% of the food and beverage rent revenues from each Hotel in which the restaurant and bar operations are subleased by the Lessee to an unrelated third party.

      The amount of Base Rent and of the Suite Revenue Breakpoint in each Percentage Lease formula described in the foregoing table is subject to adjustment, annually, based upon a formula taking into account changes in the Consumer Price Index over the preceding two years; however, the adjustment in any year may not exceed 7%. An adjustment of 0.73% was effective January 1, 1996 for the 10 hotels acquired by the Company prior to July 1, 1995 and an adjustment of 1.42% will be effective January 1, 1997 for the 37 Hotels acquired prior to July 1, 1996. The adjustment is calculated at the beginning of each calendar year, for those hotels acquired prior to July 1 of the preceding year.

      Maintenance and Modifications. Under the Percentage Leases, the Company is required to maintain the underground utilities and the structural elements of the improvements, including exterior walls (excluding plate glass) and the roof of each leased hotel. In addition, the Percentage Leases obligate the Company to fund periodic improvements (in addition to maintenance of structural elements) to the buildings and grounds comprising the leased hotels, and the periodic repair, replacement and refurbishment of furniture, fixtures and equipment in the leased hotels, when and as required to meet the requirements of the applicable franchise licenses, and to establish and maintain a reserve, which is available to the Lessee for such purposes, in an amount equal to 4% of hotel suite revenues, on a cumulative basis. The Company's obligation is not limited to the amount in such reserve. Otherwise, the Lessee is required, at its expense, to maintain the leased hotels in good order and repair, except for ordinary wear and tear, and to make nonstructural repairs, whether foreseen or unforeseen, ordinary or extraordinary, which may be necessary and appropriate to keep the leased hotels in good order and repair.

      Insurance and Property Taxes. The Company is responsible for paying real estate and personal property taxes and property and casualty insurance premiums on the leased hotels (except to the extent that personal property associated with the leased hotels is owned by the Lessee). The Lessee is required to pay for all liability insurance on the leased hotels, which must include extended coverage, comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the leased hotels.

      Indemnification. Under each of the Percentage Leases, the Lessee will indemnify, and will be obligated to hold harmless, the Company from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Company on account of, among other things, (i) any accident or injury to person or property on or about the leased hotels, (ii) any misuse by the Lessee or any of its agents of the leased hotels, (iii) any environmental liability resulting from conditions disclosed in the environmental audits received by the Company before it acquired the leased hotels or caused or resulting thereafter from any action or negligence of the Lessee, (iv) taxes and assessments in respect of the leased hotels (other than real estate and personal property taxes and any income taxes of the Company on income attributable to the leased hotels), (v) the sale or consumption of alcoholic beverages on or in the real property or improvements thereon, or (vi) any breach of the Percentage Leases by the Lessee; provided, however, that such indemnification will not be construed to require the Lessee to indemnify the Company against it's own grossly negligent acts or omissions or willful misconduct.

      Assignment and Subleasing. The Lessee is not permitted to sublet all or substantially all of any one or more of the leased hotels or to assign its interest under any of the Percentage Leases, other than to an affiliate of the Lessee, without the prior written consent of the Company. The Lessee may, however, sublet space to operators of gift shops, restaurants, lounges or other amenities at the leased hotels. No assignment or subletting will release the Lessee from any of its obligations under the Percentage Leases.

      Damage to Hotels. In the event of damage to or destruction of any leased hotel covered by insurance which renders the leased hotel unsuitable for the Lessee's use and occupancy, the Lessee is generally obligated to repair, rebuild, or restore the leased hotel or offer to acquire the leased hotel on the terms set forth in the applicable Percentage Lease. If the Lessee rebuilds the leased hotel, the Company is obligated to disburse to the Lessee, from time to time and upon satisfaction of certain conditions, any insurance proceeds actually received by the Company as a result of such damage or destruction, and any excess costs of repair or restoration will be paid by the Lessee. If the Lessee decides not to rebuild and the Company rejects the Lessee's mandatory offer to purchase the leased hotel on the terms set forth in the Percentage Lease, the Percentage Lease will terminate and the insurance proceeds will be retained by the Company. If the Company accepts the Lessee's offer to purchase the leased hotel, the Percentage Lease will terminate and the Lessee will be entitled to the insurance proceeds. In the event that damage to or destruction of a leased hotel which is covered by insurance does not render the leased hotel wholly unsuitable for the Lessee's use and occupancy, the Lessee generally will be obligated to repair or restore the leased hotel. In the event of material damage to or destruction of any leased hotel which is not covered by insurance, the Lessee is obligated to either repair, rebuild, or restore the leased hotel or offer to purchase the leased hotel on the terms and conditions set forth in the Percentage Lease. The Percentage Lease shall remain in full force and effect during the first three months of any period required for repair or restoration of any damaged or destroyed leased hotel, after which time, rent will be equitably abated.

      Condemnation of Hotels. In the event of a total condemnation of a leased hotel, the relevant Percentage Lease will terminate as of the date of taking, and the Company and the Lessee will be entitled to their shares of the condemnation award in accordance with the provisions of the Percentage Lease. In the event of a partial taking which does not render the leased hotel unsuitable for the Lessee's use, the Lessee shall restore the untaken portion of the leased hotel to a complete architectural unit and the Company shall contribute to the cost of such restoration that part of the condemnation award specified for restoration.

      Events of Default. Events of Default under the Percentage Leases include, among others, the following:

             (i) the occurrence of an Event of Default under any other lease between the Company and the Lessee or any affiliate of the Lessee;

             (ii) the failure by the Lessee to pay Base Rent when due and the continuation of such failure for a period of 10 days thereafter;

             (iii) the failure by the Lessee to pay the excess of Percentage Rent over Base Rent within 90 days after the end of the calendar year in which such payment was due;

             (iv) the failure by the Lessee to observe or perform any other term of a Percentage Lease and the continuation of such failure for a period of 30 days after receipt by the Lessee of notice from the Company thereof, unless such failure cannot be cured within such period and the Lessee commences appropriate action to cure such failure within said 30 days and thereafter acts, with diligence, to correct such failure within such time as is necessary;

             (v) if the Lessee shall file a petition in bankruptcy or reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law, or shall be adjudicated a bankrupt or shall make an assignment for the benefit of creditors or shall admit in writing its inability to pay its debts generally as they become due, or if a petition or answer proposing the adjudication of the Lessee as a bankrupt or its reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law shall be filed in any court and the Lessee shall be adjudicated a bankrupt and such adjudication shall not be vacated or set aside or stayed within 60 days after the entry of an order in respect thereof, or if a receiver of the Lessee or of the whole or substantially all of the assets of the Lessee shall be appointed in any proceeding brought by the Lessee or if any such receiver, trustee or liquidator shall be appointed in any proceeding brought against the Lessee and shall not be vacated or set aside or stayed within 60 days after such appointment;

             (vi) if the Lessee voluntarily discontinues operations of a leased hotel for more than 30 days, except as a result of damage, destruction, or condemnation; or

             (vii) if the franchise agreement with respect to a leased hotel is terminated by the franchisor as a result of any action or failure to act by the Lessee or its agents.

      If an Event of Default occurs and continues beyond any curative period, the Company has the option of terminating the Percentage Lease or any or all other Percentage Leases by giving the Lessee 10 days' prior written notice of the date for termination of the Percentage Lease and, unless such Event of Default is cured prior to the termination date set forth in said notice, the specified Percentage Leases shall terminate on the date specified in the Company's notice and the Lessee is required to surrender possession of the affected leased hotels.

      Termination of Percentage Leases on Disposition of the Hotels. In the event the Company enters into an agreement to sell or otherwise transfer a leased hotel, the Company has the right to terminate the Percentage Lease with respect to such leased hotel upon 90 days' prior written notice upon either (i) paying the Lessee the fair market value of the Lessee's leasehold interest in the remaining term of the Percentage Lease to be terminated or (ii) offering to lease to the Lessee a substitute hotel on terms that would create a leasehold interest in such hotel with a fair market value equal to or exceeding the fair market value of the Lessee's remaining leasehold interest under the Percentage Lease to be terminated. The Company also is obligated to pay, or reimburse the Lessee for, (x) any assignment fees, termination fees or other liabilities arising under any franchise license agreement solely as a result of the assignment or termination of such franchise license agreement in connection with the Company's sale of a leased hotel and termination of the Percentage Lease with respect thereto and (y) any termination fees payable under any restaurant sublease solely as a result of the termination thereof upon termination of the Percentage Lease with respect thereto.

      Other Lease Covenants. The Lessee has agreed that during the term of the Percentage Leases it will maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of less than or equal to 50%, exclusive of capitalized leases. In addition, the Lessee has agreed that it will not pay fees to any affiliate of the Lessee.

      Breach by Company. If the Company fails to cure a breach on its part under a Percentage Lease, the Lessee may purchase the relevant leased hotel from the Company for a purchase price equal to the leased hotel's then fair market value. Upon notice from the Lessee that the Company has breached the Lease, the Company has 30 days to cure the breach or proceed to cure the breach, which period may be extended in the event of certain specified, unavoidable delays.

      Inventory. The initial standard inventory of goods and supplies necessary for the operation of the leased hotels has been acquired by the Lessee. The Lessee is required to purchase, at its expense, any and all replacements and additions to such inventory as may be necessary for the continued operation of the leased hotels and, upon the termination of the applicable Percentage Lease, to surrender such leased hotel to the Company.

ITEM 3. LEGAL PROCEEDINGS

      The only litigation threatened against or affecting the Company's Hotels are claims arising in the ordinary course of business. These claims, exclusive of potential third party recoveries, are not considered to be material. Furthermore, any such claims are substantially covered by insurance. One of the partnerships in which the Company owns a 97% equity interest is subject to the continuing jurisdiction of the United States Bankruptcy Court, Central District of California, in an action initiated prior to the acquisition of such interest by the Company and styled In re Los Angeles International Airport Hotel Associates, Case No. LA92-39324-AA. A plan of reorganization has been confirmed by the court in this action and all obligations thereunder of the owner of the interests in such entity were satisfied in all material respects prior to acquisition by the Company, except for those obligations expressly assumed by the Company. Management does not believe that any claims known to it (individually or in the aggregate) will have a material adverse effect on the Company, without regard to any potential recoveries from insurers or other third parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1996, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Market Information.

      The Company's Common Stock was traded on The Nasdaq Stock Market from July 22, 1994 until March 13, 1996 under the symbol "FLCO" and has been traded on the New York Stock Exchange since March 13, 1996 under the symbol "FCH." The following table sets forth for the indicated periods the high and low sale prices for the Common Stock, as traded on such market and exchange.

                                                             HIGH        LOW
                                                             ----        ---
                           1995
                           ----
First quarter . . . . . . . . . . . . . . . . . . . . . .  $ 24 1/4   $ 18 1/2
Second quarter  . . . . . . . . . . . . . . . . . . . . .    27         22 3/4
Third quarter . . . . . . . . . . . . . . . . . . . . . .    30         24 5/8
Fourth quarter  . . . . . . . . . . . . . . . . . . . . .    31 3/4     24 3/4

                           1996
                           ----
First quarter . . . . . . . . . . . . . . . . . . . . . .  $ 31 3/4   $ 27 1/4
Second quarter  . . . . . . . . . . . . . . . . . . . . .    31 1/2     28 5/8
Third quarter . . . . . . . . . . . . . . . . . . . . . .    32 3/8     27 3/4
Fourth quarter  . . . . . . . . . . . . . . . . . . . . .    36 5/8     30 5/8


      The foregoing market quotations for the period prior to March 13, 1996 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

   Stockholder Information.

      At March 18, 1997, the Company had approximately 185 holders of record of its Common Stock and approximately 35 holders of record of the Series A Preferred Stock (which is convertible into Common Stock). It is estimated that there were approximately 12,000 beneficial owners, in the aggregate, of the Common Stock and Series A Preferred Stock at that date.

      IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO QUALIFICATION OF THE COMPANY AS A REIT, THE COMPANY'S CHARTER LIMITS THE NUMBER OF SHARES OF COMMON STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING COMMON STOCK.

   Distribution Information.

      The Company has adopted a policy of paying regular quarterly distributions on its Common Stock, and cash distributions have been paid on the Company's Common Stock with respect to each quarter since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company since its inception of operation on July 28, 1994.

                          QUARTER TO                             Distribution    DISTRIBUTION     PER SHARE
                      WHICH DISTRIBUTION                            Record          PAYMENT      DISTRIBUTION
                            RELATES                                  Date            DATE          AMOUNT
                ------------------------------                ---------------  ---------------  --------------
   1995
   ----
First quarter   . . . . . . . . . . . . . . . . . . . . . . .       5/15/95          5/30/95      $0.46
Second quarter  . . . . . . . . . . . . . . . . . . . . . . .       8/15/95          8/30/95      $0.46
Third quarter   . . . . . . . . . . . . . . . . . . . . . . .      11/15/95         11/30/95      $0.46
Fourth quarter  . . . . . . . . . . . . . . . . . . . . . . .      12/12/95          1/30/96      $0.46

   1996
   ----
First quarter . . . . . . . . . . . . . . . . . . . . . . . .       4/11/96          4/30/96      $0.46
Second quarter  . . . . . . . . . . . . . . . . . . . . . . .       7/15/96          7/30/96      $0.46
Third quarter . . . . . . . . . . . . . . . . . . . . . . . .      10/15/96         10/31/96      $0.50
Fourth quarter  . . . . . . . . . . . . . . . . . . . . . . .      12/30/96          1/30/96      $0.50

   The foregoing distributions represent an approximate 8.7% return of capital in 1995 and an approximate 11.5% return of capital in 1996. In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income (which does not include net capital gains). For the years ended December 31, 1995 and December 31, 1996, the Company had distributions totaling $1.84 and $1.92 per share, respectively, of which only $1.60 and $1.61 per share, respectively, were required to satisfy the 95% REIT distribution test. Under certain circumstances the Company may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

   The Company currently anticipates that it will maintain at least the current dividend rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by the Company will be at the discretion of the Board of Directors of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the internal revenue code and such other factors as the Board of Directors of the Company deem relevant.

   Recent Sales of Unregistered Securities

      During 1996, in a series of transactions entered into pursuant to the Subscription Agreement with Promus dated October 17, 1995, as amended, FelCor sold to Promus, for cash, an aggregate of 1,697,036 shares of Common Stock at $26.50 per share, providing proceeds to the Company of approximately $45 million. These sales to Promus were not registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4(2) of that act.

      On January 3, 1996, FelCor issued an aggregate of 215,827 shares of Common Stock to the seller of the Ft. Lauderdale hotel in satisfaction of approximately $6 million of the purchase price of such hotel. This issuance was not registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4(2) of that act.

      During 1996, FelCor issued an aggregate of 401,213 shares of its Common Stock in redemption of a like number of outstanding Units of limited partner interest in the Partnership. Neither the Units, nor the shares of Common Stock issued in redemption thereof, were registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4(2) of that act.

      On February 21, 1996, FelCor issued an aggregate of 6,000 shares of Common Stock to its Independent Directors, in lieu of cash compensation for their service in such capacity during 1995. These shares were issued in the form of Restricted Stock under the Stock Plans (as hereinafter defined) and were not registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4(2) of that act.

      During 1996, FelCor issued an aggregate of 47,000 shares of Common Stock to certain of its officers and employees pursuant to grants of Restricted Stock under the Stock Plans. The issuance of such shares was not registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4(2) of that act.

ITEM 6.  SELECTED FINANCIAL DATA

   The following tables set forth selected historical operating and financial data for the Company and Lessee and selected combined historical financial data for the Initial Hotels. The selected historical financial data for the Company and Lessee for the years ended December 31, 1996 and 1995 and the period from July 28, 1994 (inception of operations) to December 31, 1994 has been derived from the historical financial statements of the Company and Lessee, audited by Coopers & Lybrand, L.L.P., independent accountants whose reports, with respect thereto, are included herein (See Index to Financial Statements at page F-1). Such data should be read in conjunction with the financial statements and notes thereto which are contained herein (See Index to Financial Statements at page F-1).

   The Initial Hotel data is derived by adding the selected combined historical financial data of (i) five of the Initial Hotels held by Embassy Equity Development Corporation ("EEDC") until their sale to FelCor Affiliates on July 15, 1993 (the "E-5 Hotels"), (ii) the Tulsa hotel during the period prior to its acquisition by a FelCor Affiliate on December 29, 1992 (the "Tulsa Hotel") and (iii) the Initial Hotels during the period they were owned by FelCor Affiliates (the "FelCor Hotels"). The years ended December 31, 1992 and 1993 and the period from January 1, 1994 to July 27, 1994 include all Initial Hotels for the entire periods.

                            FELCOR SUITE HOTELS, INC.

                SELECTED HISTORICAL OPERATING AND FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Year Ended
                                                                     December 31,       Period from July 28, 1994
                                                      --------------------------------  (inception of operations)
                                                               1996           1995      THROUGH DECEMBER 31, 1994
                                                      --------------------------------  -------------------------
Statement of Operations Data:
   Percentage lease revenue . . . . . . . . . . . . .       $  97,950       $  23,787          $    6,043
   Income from unconsolidated partnerships  . . . . .           2,010             513
   Interest income  . . . . . . . . . . . . . . . . .             984           1,691                 207
   General and administrative . . . . . . . . . . . .           1,819             870                 355
   Depreciation . . . . . . . . . . . . . . . . . . .          26,544           5,232               1,487
   Taxes, insurance and other . . . . . . . . . . . .          13,897           2,563                 881
   Interest expense . . . . . . . . . . . . . . . . .           9,803           2,004                 109
   Minority interest  . . . . . . . . . . . . . . . .           5,590           3,131                 907
   Extraordinary charge from write off
      of deferred financing fees  . . . . . . . . . .           2,354
                                                            ---------       ---------          ----------
   Net income . . . . . . . . . . . . . . . . . . . .          40,937          12,191               2,511
   Preferred dividends  . . . . . . . . . . . . . . .           7,734
                                                            ---------       ---------          ----------
   Net income applicable to common shareholders . . .       $  33,203       $  12,191          $    2,511
                                                            =========       =========          ==========
   Net income per common share  . . . . . . . . . . .       $    1.44       $    1.70          $     0.54
                                                            =========       =========          ==========
   Weighted average number of common
      shares outstanding  . . . . . . . . . . . . . .          23,076           7,165               4,690

Balance sheet data:
   Investment in hotel properties, at cost  . . . . .        $936,409        $335,399            $109,826
   Investment in unconsolidated partnerships  . . . .          59,867          13,819

   Total assets . . . . . . . . . . . . . . . . . . .         978,788         548,359             108,305
   Debt and capital lease obligations . . . . . . . .         239,425          19,666               8,750
   Minority interest in Partnership . . . . . . . . .          76,112          58,837              25,685
   Shareholders' equity . . . . . . . . . . . . . . .         641,926         461,386              69,255

Other data:
   Funds from operations  . . . . . . . . . . . . . .          69,407          20,707               4,905
   Cash provided from operating activities  . . . . .          73,932          18,075               3,959
   Cash provided by financing activities  . . . . . .         247,422         406,825              97,952
   Cash used in investing activities  . . . . . . . .        (480,382)       (259,197)           (100,793)
   Cash available for distributions . . . . . . . . .          60,888          18,081               4,370
   Weighted average number of shares
      and units outstanding . . . . . . . . . . . . .          26,037           8,956               6,385

                            DJONT OPERATIONS, L.L.C.

                SELECTED HISTORICAL OPERATING AND FINANCIAL DATA
                                 (IN THOUSANDS)

                                                    Year Ended      Year Ended     Period from July 28, 1994
                                                   December 31,    December 31,    (inception of operations)
                                                       1996           1995         THROUGH DECEMBER 31, 1994
                                                 --------------   ---------------  -------------------------
Suite revenue . . . . . . . . . . . . . . . . .        $ 234,451        $ 65,649             $  16,094
Food and beverage rent  . . . . . . . . . . . .            2,334             534                    61
Food and beverage revenue . . . . . . . . . . .           15,119           2,462                 1,112
Other revenue . . . . . . . . . . . . . . . . .           17,340           3,924                 1,020
                                                       ---------        --------             ---------
   Total revenue  . . . . . . . . . . . . . . .          269,244          72,569                18,287


Hotel expenses  . . . . . . . . . . . . . . . .           66,236          18,455                 4,699
Operating expenses  . . . . . . . . . . . . . .           98,727          26,575                 7,330
Percentage lease expenses . . . . . . . . . . .          107,935          26,945                 6,043
Lessee overhead expense . . . . . . . . . . . .            1,776             834                   106
                                                       ---------        --------             ---------
   Net income . . . . . . . . . . . . . . . . .        $  (5,430)       $   (240)            $     109
                                                       ==========       =========            =========


                                 INITIAL HOTELS

                  SELECTED COMBINED HISTORICAL FINANCIAL DATA
                           (UNAUDITED, IN THOUSANDS)

                                                                                              Year Ended
                                                                       January 1, 1994       December 31,
                                                                           through           ------------
                                                                        July 27, 1994      1993       1992
                                                                        -------------   ---------- ----------
Statement of Operations Data:
Suite revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 21,884      $  33,550   $ 28,566
Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,307          2,002      1,443
                                                                           --------      ---------   --------
   Total revenue  . . . . . . . . . . . . . . . . . . . . . . . . .          23,191         35,552     30,009
Hotel expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          15,238         22,048     20,797
Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,325          4,092      4,989
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .           3,446          5,437      4,764
Other corporate expenses  . . . . . . . . . . . . . . . . . . . . .             620          3,260      3,189
                                                                           --------      ---------   --------
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . .        $  1,562      $     715   $ (3,730)
                                                                           ========      =========   ========

                                 FELCOR HOTELS

                  SELECTED COMBINED HISTORICAL FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                                               Year Ended
                                                                         January 1, 1994      December 31,
                                                                             through          ------------
                                                                          July 27, 1994      1993      1992
                                                                          -------------   --------------------
Statement of Operations Data:
Suite revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 21,884      $  17,866
Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,307          1,092
                                                                             --------      ---------
   Total revenue  . . . . . . . . . . . . . . . . . . . . . . . . . .          23,191         18,958
Hotel expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,238         12,042    $ 103
Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,325          1,761      118
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .           3,446          2,822        3

Other corporate expenses  . . . . . . . . . . . . . . . . . . . . . .             620          1,590       16
                                                                             --------      ---------    -----
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . .        $  1,562      $     743    $(240)
                                                                             ========      =========    ======



                                   E-5 HOTELS

                  SELECTED COMBINED HISTORICAL FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                                              Year Ended
                                                                                             December 31,
                                                                                             ------------
                                                                                            1993       1992
                                                                                          --------- --------
Statement of Operations Data:
Suite revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  15,684  $  24,098
Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        910      1,284
                                                                                         ---------  ---------
   Total revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,594     25,382
Hotel expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,006     17,389
Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,331      4,216

Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,615      4,761
Other corporate expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,670      2,810
                                                                                         ---------  ---------
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (28) $  (3,794)
                                                                                         =========  ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   FelCor Suite Hotels, Inc., formed as a self-administered real estate investment trust ("REIT"), was incorporated on May 16, 1994 and commenced operations on July 28, 1994. At the commencement of operations, FelCor Suite Hotels, Inc. ("FelCor") acquired an equity interest of approximately 75% in FelCor Suites Limited Partnership (the "Partnership"), which owned six Embassy Suites(R) hotels (the "Initial Hotels") with an aggregate of 1,479 suites. The Partnership had acquired the Initial Hotels through a merger with entities, originally formed in 1991, controlled by Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board of Directors and Chief Executive Officer of the Company, respectively.

   At December 31, 1996, FelCor owned interests in 43 hotels with an aggregate of 10,196 suites (collectively the "Hotels") through its 89.4% aggregate ownership of the Partnership and its subsidiaries (collectively, the "Company"). For additional background relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc. appearing elsewhere herein.

   The principal factors affecting the Company's results of operations are: continued growth in the number of hotels through acquisitions; improvements in the suite revenues measured by revenue per available suite ("RevPAR") and the status of renovations to hotels acquired. Improvements in suite revenue significantly impact the Company because the Company's principal source of revenues is lease payments by the Lessee under the Percentage Leases. The Percentage Leases are computed as a percentage of suite revenues, food and beverage revenues and food and beverage rents of the Hotels. For the years ended December 31, 1996 and 1995 the portion of the Percentage Lease revenue derived from suite revenues was 97.2% and 97.6%, respectively.

   At December 31, 1996, the Company owned interests in 43 all suite hotels, an increase of 23 hotels over year end 1995 and 36 hotels over year end 1994. Income from Percentage Leases increased $74.2 million for the year ended December 31, 1996 over the year ended December 31, 1995, an increase of 312%.

   RevPAR, on a pro forma basis (without regard to actual ownership of the Hotels), increased nearly 5% in 1996 over 1995 with the majority of the improvement occurring in those hotels acquired prior to 1996.

   During 1996, the Company substantially completed major renovations on the 18 Crown Sterling Suites hotels acquired in late 1995 and early 1996. While the renovations adversely impacted the suite revenue for these hotels in 1996, the suite revenues for those hotels that had renovations completed by early in the fourth quarter of 1996 indicate significant improvements in RevPAR over the same period last year.

   Actual historical results of operations for the years ended December 31, 1996 and 1995 and the period from July 28, 1994 (inception of operations) through December 31, 1994 are summarized as follows (in millions, except percentages and per share data):

                                                                                           Percentage Change
                                                                                           -----------------
                                                              1996      1995      1994    96 vs 95   95 vs 94
                                                              ----      ----      ----    --------   --------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .    $100.9     $26.0   $  6.3      288%      313%
Income before extraordinary charge  . . . . . . . . . . . .      43.3      12.2      2.5      255       388
Net income available to common shareholders . . . . . . . .      33.2      12.2      2.5      172       388
Funds From Operations (FFO) (a) . . . . . . . . . . . . . .      77.1      20.7      4.9      272       322
FFO per share and unit outstanding (a)  . . . . . . . . . .   $  2.65     $2.31    $0.77       15       200
Weighted average shares and units outstanding (a) . . . . .      29.1       9.0      6.4      223        41

---------------

(a) Conversion of preferred stock to common stock is assumed for purposes of computing FFO and weighted average shares and units outstanding.

RESULTS OF OPERATIONS

   THE COMPANY -- ACTUAL

      Comparison of the Years Ended December 31, 1996 and 1995

      For the years ended December 31, 1996 and 1995, the Company had revenues of $100.9 million and $26.0 million, respectively, consisting primarily of Percentage Lease revenues of $98.0 million and $23.8 million.

      The 288% increase in total revenue is primarily attributable to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of 36 hotels acquired over 1995 and 1996. There were seven hotels which were owned for all of 1996 and 1995. Percentage Lease revenues for these hotels increased 13.9% for the year ended December 31, 1996 over the same period in 1995 (an increase of $2.7 million). All of these hotels experienced increases in RevPAR, ranging from 2.3% to 12.1% over the prior year.

      Management believes that the hotels it acquires will generally experience increases in suite revenues (and accordingly, provide the Company with increases in Percentage Lease revenues) after the completion of the renovation and upgrade programs; however, as individual hotels undergo such renovations, their performance has been, and may continue to be, adversely affected by such temporary factors as suites out of service and disruptions of hotel operations. (A more detailed discussion of hotel suite revenue is contained in "The Hotels
- Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

      Total expenses increased by $43.9 million for the year ended December 31, 1996 from $13.8 million in 1995 to $57.7 million in 1996. The primary components of this increase were: depreciation; taxes, insurance and other; and interest. The primary reason for the increases are attributed to the additional hotels acquired in 1996 and 1995.

      Depreciation increased as a percentage of total revenue from 20% in 1995 to 26% in 1996. The relative increase in depreciation is primarily a result of capital expenditures during 1995 and 1996 and the resultant depreciation as well as a decrease in long lived fixed assets relative to total fixed assets (long lived fixed assets at December 31, 1996 made up 81.7% of total fixed assets and at December 31, 1995 84.7%).

      Taxes, insurance and other increased as a percentage of total revenue from 10% in 1995 to 14% in 1996. The largest single component in this category is real and personal property taxes. In many instances upon purchase of a hotel, the hotel is reassessed for tax purposes resulting in increased property tax expenses.

      Interest expense increased as a percentage of total revenue from 8% in 1995 to 10% in 1996. This relative increase is attributed to the increased use of debt to finance acquisitions, the extensive renovations in 1996 and the assumption of capital leases, for hotels purchased in late 1995 and during 1996.

      In the third quarter of 1996, the Company recorded an extraordinary charge for the write off of deferred financing fees of $2.4 million. This extraordinary write off resulted from the early retirement of debt.

      Comparison of the Year Ended December 31, 1995 and the Period from July 28, 1994 (Inception of Operations) through December 31, 1994

      Percentage Lease revenue increased from $6.0 million in 1994 to $23.8 million in 1995, primarily because of the partial year of operations in 1994 and the increase in the number of hotels in which the Company owned an interest (from seven to 20). Income before minority interest as a percent of total revenues increased from 54.7% in 1994 to 58.5% in 1995, primarily as a result of the decline in depreciation, as a percentage of total revenues, from 23.8% in 1994 to 20.1% in 1995. The decrease in depreciation, as a percentage of total revenues, resulted primarily from the relative increase in Percentage Lease revenue to depreciation with respect to the seven hotels acquired in 1994 and a decrease in the percentage of long lived fixed assets relative to total fixed assets.

   FUNDS FROM OPERATIONS

      The Company considers funds from operations to be a key measure of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

      The following table computes "Funds From Operations" under the National Association of Real Estate Investment Trusts ("NAREIT") definition. Funds From Operations under the NAREIT definition consists of net income, computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation of real property (including furniture and equipment) and after adjustments for unconsolidated partnerships and joint ventures.


                                                                                            PERIOD FROM
                                                                                            JULY 28, 1994
                                                                     YEAR ENDED             (INCEPTION OF
                                                                    DECEMBER 31,         OPERATIONS) THROUGH
                                                                    ------------            DECEMBER 31,
                                                                  1996        1995              1994
                                                                  ----        ----              ----
                                                               (in thousands, except per share and unit data)
Funds From Operations (FFO):
----------------------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .    $  40,937     $12,191         $  2,511
Less preferred dividends  . . . . . . . . . . . . . . . . . .        7,734
                                                                 ---------     -------         --------

Net income available for common shares  . . . . . . . . . . .       33,203      12,191            2,511
Add back:
   Extraordinary charge from write off
       of deferred financing fees . . . . . . . . . . . . . .        2,354
   Minority interest  . . . . . . . . . . . . . . . . . . . .        5,590       3,131              907
   Depreciation . . . . . . . . . . . . . . . . . . . . . . .       26,544       5,232            1,487
   Depreciation for unconsolidated partnerships . . . . . . .        1,716         153
                                                                 ---------     -------         --------
FFO available to common shares and units  . . . . . . . . . .       69,407      20,707            4,905
Add preferred dividends . . . . . . . . . . . . . . . . . . .        7,734
                                                                 ---------     -------         --------
FFO diluted for conversion of preferred stock . . . . . . . .    $  77,141     $20,707         $  4,905
                                                                 =========     =======         ========
Weighted average common shares outstanding  . . . . . . . . .       23,076       7,165            4,690
Weighted average units outstanding  . . . . . . . . . . . . .        2,961       1,791            1,695
                                                                 ---------     -------         --------
Weighted average common shares and units outstanding  . . . .       26,037       8,956            6,385
Weighted average common shares and units outstanding,
   diluted for conversion of preferred stock  . . . . . . . .       29,164       8,956            6,385

Per share and unit data:
------------------------

FFO per common share and unit outstanding . . . . . . . . . .    $    2.67     $  2.31         $   0.77
FFO per common share and unit outstanding, diluted for
   conversion of preferred stock  . . . . . . . . . . . . . .    $    2.65     $  2.31         $   0.77

   Included in the Funds From Operations described above is the Company's share of FFO from its interest in five unconsolidated partnerships. The FFO contribution from these unconsolidated partnerships was as follows (in thousands):

                                                                              For the years ended December 31,
                                                                              --------------------------------
                                                                                    1996              1995
                                                                             ----------------- ----------------
Statement of operations information:
     Percentage Lease revenue . . . . . . . . . . . . . . . . . . . . . . .         $9,974        $ 1,420
     Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,543        $   141
     Taxes, insurance and other . . . . . . . . . . . . . . . . . . . . . .         $  915        $   229
     Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,638
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $4,366        $ 1,050

     50% of net income attributable to the Company  . . . . . . . . . . . .         $2,183        $   525
     Amortization of cost in excess of book value . . . . . . . . . . . . .           (173)           (12)
                                                                                    ------        -------
     Income from unconsolidated partnerships  . . . . . . . . . . . . . . .          2,010            513
     Add back:  Depreciation  . . . . . . . . . . . . . . . . . . . . . . .          1,543            141
                       Amortization of excess cost  . . . . . . . . . . . .            173             12
                                                                                    ------        -------
     FFO contribution of unconsolidated partnerships  . . . . . . . . . . .         $3,726        $   666
                                                                                    ======        =======

   THE HOTELS -- ACTUAL

      The following table presents comparative information with respect to suite revenue, occupancy, average daily rate ("ADR") and revenue per available suite for the six Initial Hotels, the seven Pre-CSS hotels, the 18 CSS Hotels and the 12 1996 Acquisitions, regardless of ownership. The following figures reflect the adverse impact of the loss of nearly 173,000 available suite nights (approximately 5.5% of total available suite nights for the year) as a result of the temporary removal of suites from service for renovation and upgrading during 1996. The variance for suite revenue and RevPAR for the Hotels, as set forth above, do not agree primarily because the leap year in 1996 added one additional day.

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                             1996          1995       Variance
                                                                             ----          ----       --------
Suite Revenue (in thousands):
     Initial Hotels (6) . . . . . . . . . . . . . . . . . . . . . . . .      $  43,540     $  39,961       9.0%
     Pre-CSS Hotels (7) . . . . . . . . . . . . . . . . . . . . . . . .         35,083        31,766      10.4%
                                                                             ---------     ---------
     Original Hotels (13) . . . . . . . . . . . . . . . . . . . . . . .         78,623        71,727       9.6%
     CSS Hotels (18)  . . . . . . . . . . . . . . . . . . . . . . . . .        118,300       114,408       3.4%
     1996 Acquisitions (12) . . . . . . . . . . . . . . . . . . . . . .         83,921        80,699       4.0%
                                                                             ---------     ---------
     Total (43) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 280,844     $ 266,834       5.3%
                                                                             =========     =========
Occupancy:
     Initial Hotels . . . . . . . . . . . . . . . . . . . . . . . . . .          77.5%         76.1%      1.4  pts
     Pre-CSS Hotels . . . . . . . . . . . . . . . . . . . . . . . . . .          75.3%         74.1%      1.2  pts
     Original Hotels  . . . . . . . . . . . . . . . . . . . . . . . . .          76.5%         75.2%      1.3  pts
     CSS Hotels . . . . . . . . . . . . . . . . . . . . . . . . . . . .          67.8%         69.6%     (1.8) pts
     1996 Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . .          73.0%         75.2%     (2.2) pts
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          71.6%         72.6%     (1.0) pts

Average Daily Rate (ADR):
     Initial Hotels . . . . . . . . . . . . . . . . . . . . . . . . . .        $103.73    $    97.27       6.6%
     Pre-CSS Hotels . . . . . . . . . . . . . . . . . . . . . . . . . .        $101.71    $    94.40       7.7%
     Original Hotels  . . . . . . . . . . . . . . . . . . . . . . . . .        $102.82    $    95.98       7.1%
     CSS Hotels . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $103.31    $    97.75       5.7%
     1996 Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . .        $111.54    $   104.51       6.7%
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $105.50    $    99.20       6.3%

Revenue Per Available Suite (RevPAR):
     Initial Hotels . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 80.43    $    74.02       8.7%
     Pre-CSS Hotels . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 76.55    $    69.96       9.4%
     Original Hotels  . . . . . . . . . . . . . . . . . . . . . . . . .        $ 78.65    $    72.17       9.0%
     CSS Hotels . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 70.05    $    68.01       3.0%
     1996 Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . .        $ 81.46    $    78.56       3.7%
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 75.52    $    72.05       4.8%

INITIAL HOTELS:    Dallas (Park Central), TX, Jacksonville, FL, Nashville, TN,
                   Orlando (North), FL, Orlando (South), FL, Tulsa, OK.

PRE-CSS HOTELS:    Boston - Marlborough, MA, Brunswick, GA, Chicago - Lombard,
                   IL, Corpus Christi, TX, Dallas (Love Field), TX, Flagstaff,
                   AZ, New Orleans, LA.

ORIGINAL HOTELS:   Initial Hotels and Pre-CSS Hotels combined.

CSS HOTELS:        Anaheim, CA, Baton Rouge, LA, Birmingham, AL, Boca Raton,
                   FL(1), Deerfield Beach, FL, Ft. Lauderdale, FL, El Segundo
                   (LAX South), CA, Oxnard (Mandalay Beach), CA, Miami, FL,
                   Milpitas, CA, Minneapolis (Airport), MN, Minneapolis
                   (Downtown), MN, Napa, CA, Phoenix, AZ, San Francisco
                   (Airport North), CA, San Francisco (Airport South), CA, St.
                   Paul, MN, Tampa (Busch Gardens), FL(1).

1996 ACQUISITIONS: Beaver Creek (Avon-Vail), CO, Boca Raton, FL, Charlotte, NC,
                   Deerfield, IL, Cleveland, OH, Indianapolis, IN, Lexington, KY(2), San Rafael (Marin County), CA, Parsippany, NJ, Piscataway, NJ, Atlanta-Buckhead, GA, Kingston Plantation (Myrtle Beach), SC(3).

     (1)     Operating as a Doubletree Guest Suites hotel.
     (2)     Operating as a Hilton Suites hotel.
     (3)     In the process of conversion to an Embassy Suites hotel.

      Comparison of the Hotels' Suite Revenue for the Years Ended December 31, 1996 and 1995

      Pro forma revenues for the 43 hotels that the Company owned at December 31, 1996, increased 5.3% over 1995. The majority of the increase came from the Pre-CSS hotels (10.4%) and the Initial Hotels (9.0%). The CSS Hotels had only a slight increase in suite revenue (3.4%) as did the 1996 Acquisitions (4.0%) primarily as a result of the commencement of major renovations in the CSS Hotels and some of the 1996 Acquisitions. As a result of these renovations, the Company lost nearly 173,000 available suite nights, or 5.5% of the total available suite nights for the year.

      The Initial Hotels and the Pre-CSS Hotels experienced increases in both occupied suites, as a percentage of available suites (including those temporarily out of service for renovation) ("Occupancy") and average daily rate over the prior year. The CSS Hotels increased ADR by 5.7% but dropped in Occupancy by 1.8 percentage points. Similarly the 1996 Acquisitions increased ADR by 6.7% but dropped in Occupancy by 2.2 percentage points.

      The CSS Hotels revenues were adversely affected by the suites taken out of service during 1996 for renovation. During 1996 the Company took more than 153,000 suite nights out of service in the CSS Hotels for renovation, this represents more than 9% of the total available suite nights for these hotels. This renovation adversely impacted the ADR at the hotels because of the disruptions caused by the renovation and the Occupancy was adversely impacted by reducing the available rooms. During the fourth quarter of 1996, the 10
CSS Hotels where renovations had been substantially completed by early in the fourth quarter experienced an increase in suite revenue in excess of 15% compared to the same period in 1995. Management believes that similar increases in suite revenue should occur in 1997 for the CSS Hotels as the renovations had been substantially completed by year end 1996.

      The Company expects that the Initial Hotels and the Pre-CSS Hotels should continue increased suite revenue growth in 1997. The CSS Hotels should start to benefit from the extensive renovation that was substantially completed in 1996, and show solid revenue growth in 1997. The 1996 Acquisitions should also start to benefit from renovations (many of which began in 1996) and show improving suite revenues during 1997.

      THE COMPANY -- PRO FORMA

      The following pro forma information is presented as if the acquisition of the 43 hotels owned at December 31, 1996 had been acquired by January 1, 1995 and the various equity offerings had occurred at that date.

      Pro Forma Years Ended December 31, 1996 and 1995

      Total revenue would have increased by $7.9 million for the year ended December 31, 1996 compared to 1995. The increase in revenue is principally a result of the increase in suite revenues in 1996 versus 1995 of 5.3% and resultant increases in Percentage Lease income.

      Expenses would have increased by $7.2 million. The principal factors in this increase are in depreciation and in taxes, insurance and other.

      Depreciation would have increased by $4.5 million, an increase of 17%. This increase is principally the result of depreciation associated with the hotel renovations in 1996 and the addition of relatively short lived assets.

      Taxes, insurance and other would have increased by $1.6 million or 12%. The principal reason for this increase is the increased assessments of property taxes during 1996.

   THE LESSEE -- ACTUAL

      Comparison of the Years Ended December 31, 1996 and 1995

      For the years ended December 31, 1996 and 1995, the Lessee had revenues of $269.2 million and $72.6 million respectively, consisting primarily of suite revenues of $234.5 million and $65.6 million.

      The 271% increase in total revenue is primarily attributable to the increase in number of hotels leased, from 20 hotels at December 31, 1995 to 43 hotels at December 31, 1996. There were seven hotels which were leased for all of 1996 and 1995. Suite revenues for these hotels increased 9.0% for the year ended December 31, 1996 over the same period in 1995 (an increase of $4.3 million). All of these hotels experienced increases in suite revenues, ranging from 2.6% to 12.5% over the prior year.

      The Lessee recorded a net loss of $5.4 million for 1996, compared to a net loss of $240,000 for 1995. The increased loss is reflected in the relative increase in Percentage Lease expenses, from 37.1% of total revenue in 1995 to 40.1% of total revenue in 1996. Since Percentage Lease expense is principally computed as a percentage of suite revenue, the losses of suite revenue from the renovation and conversion of the CSS hotels (through suites taken out of service and disruptions from the renovation) resulted in a larger portion of the Percentage Lease expense to be fixed in nature and therefore increased as a percentage of total revenue. The Lessee also incurred approximately $2.2 million in one-time conversion costs related to the CSS Hotels.

      Year Ended December 31, 1995

      For the year ended December 31, 1995, the Lessee had suite revenues of $65.5 million. The Percentage Lease payments, hotel expenses and operating expenses were $26.9 million, $18.5 million and $26.6 million respectively, and net loss was $240,000. The Lessee distributed approximately $200,000 to two of its shareholders in 1995 and these shareholders purchased shares of Common Stock of the Company in an amount equal to such distributions.

      Period from July 28, 1994 (Inception of Operations) through December 31, 1994

      For the period July 28, 1994 (inception of operations) through December 31, 1994 the Lessee had suite revenues of $16.1 million. The Percentage Lease payments, hotel expenses and operating expenses were $6.0 million, $4.7 million and $7.3 million, respectively, and net income was $109,000. The Lessee distributed approximately $443,000 to its shareholders in 1994 and these shareholders purchased shares of common stock of the Company in an amount equal to such distributions.

      Comparison of the Year Ended December 31, 1995 and the Period from July 28, 1994 (Inception of Operations) through December 31, 1994

      Total revenues increased 297% from 1994 to 1995, primarily because of the partial year of operations in 1994 and the increase in the number of hotels leased (from seven to 20). The Lessee recorded a net loss of $240,000 for 1995, compared to net income of $109,000 in 1994, primarily as a result of the relative increase in Percentage Lease payments, as a percentage of total revenues, from 33.0% in 1994 to 37.1% in 1995, offset (in part) by a decline in all other expenses, as a percentage of total revenues, from 66.4% in 1994 to 63.2% in 1995.

RENOVATIONS AND CAPITAL EXPENDITURES

      The Company believes that one factor that differentiates it from many other hotel companies is its commitment to make the necessary capital expenditures on the Hotels to maintain them and improve them to the Company's high standards. This is approached in three ways: annual investments of a minimum of 4% of suite revenue for capital improvements; an aggressive renovation and upgrade program for hotels acquired to bring them up to Company standards; and the construction of additional suites, meeting rooms and public areas where market conditions indicate.

   Renovations

      The Company committed approximately $70 million during 1996 to the upgrade and renovation of the CSS Hotels and the wholly owned 1996 Acquisitions. Through December 31, 1996, the Company had spent approximately $48 million on these renovations and upgrades and anticipates spending an additional $22 million to complete these projects during 1997. Additionally, in 1996 the Company spent approximately $3 million on renovations to hotels owned prior to the purchase of the CSS Hotels.

   Room Additions

      In 1996 the Company completed room additions at its hotels in Flagstaff, Arizona and New Orleans, Louisiana at an approximate cost of $5.3 million. The Company is currently in the process of adding a net of 129 suites, additional meeting rooms and other public area upgrades at its Boston - Marlborough, Massachusetts hotel with an estimated completion cost of $15.8 million. At December 31, 1996 $4.8 million of this $15.8 million had been spent. Additionally, the Company intends to start construction during 1997 on an aggregate 134 suites at its Jacksonville and Orlando (North), Florida Embassy Suites hotels, at a total projected cost of approximately $10.2 million

      It is the Company's policy to invest approximately 4% of suite revenues on annual capital improvements at its hotels. These investments are in addition to the previously discussed renovations, room additions and in addition to aggressive maintenance spending. During 1996 the Company spent approximately $9.2 million on these type capital expenditures totaling 4.3% of suite revenue of company owned hotels.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow from the Percentage Leases. For the year ended December 31, 1996, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $73.9 million and Funds From Operations (as previously defined) was $77.1 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Company's liquidity, including its ability to make distributions to shareholders, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

      At December 31, 1996, the Lessee had paid all amounts then due the Company under the Percentage Leases. During 1996, the Lessee experienced a net loss of approximately $5.4 million and, at December 31, 1996, had a cumulative shareholders' deficit of approximately $6.4 million. The loss in 1996 resulted primarily from the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite nights lost during the year due to renovation. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholder's equity is restored. Although it is currently anticipated that the Lessee may sustain a smaller loss during 1997, it is anticipated that its future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases when due.

      The Company intends to acquire additional hotels and may incur indebtedness to make such acquisitions or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

      The Company's Charter limits consolidated indebtedness to 40% of the Company's investment in hotel properties, at cost, on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. For purposes of this limitation, the Company's consolidated investment in hotel properties, at cost, is its investment, at cost, in hotel properties, as reflected in its consolidated financial statements plus (to the extent not otherwise reflected) the value (as determined by the Board of Directors at the time of issuance) of any equity securities issued, otherwise than for cash, by the Company or any of its subsidiaries in connection with the acquisition of hotel properties. Under this definition at December 31, 1996, the Company's investment in hotel properties at cost was $1 billion. Accordingly, the Company's maximum permitted indebtedness would have been approximately $400 million (of which $239 million was borrowed at December 31, 1996). Assuming all of this additional debt capacity, together with the Company's available cash and cash equivalents, were used for the acquisition of additional hotel properties, the Company's maximum borrowing capacity would increase to approximately $525 million. The Board of Directors is currently considering alternatives to provide the Company with greater flexibility in financing the acquisition of hotels. Among the alternatives being considered is the possibility of requesting approval by the shareholders of an amendment to the Company's Charter to remove the 40% debt limitation therefrom. The Board of Directors has indicated that, if such an amendment were to be approved by shareholders, a substantially identical limitation would be adopted as a policy of the Board of Directors.

      In September 1996, the Company executed an Amended and Restated Loan Agreement with Boatmen's National Bank of Oklahoma (formerly Bank IV Oklahoma, National Association) as Agent, and certain other Lenders, which replaced a $100 million collateralized revolving line of credit with a term loan of $85 million. The loan is collateralized by nine of the twelve hotels previously collateralizing the $100 million line of credit. Interest accrues on the term loan at a rate equal to 150 basis points over LIBOR (paid monthly) and the Company must make payments of principal and interest, on a 15-year constant payment amortization schedule commencing October 1997, adjusted annually to reflect the then current LIBOR rate. This term loan matures on September 30, 2000.

      On September 30, 1996, the Company obtained a $250 million unsecured revolving credit facility from a group of lenders co-arranged by The Chase Manhattan Bank and Wells Fargo Bank, National Association ("Line of Credit"). The Line of Credit has a term of three years ending October 1, 1999.
Borrowings under the Line of Credit bear interest, at the Company's option, (i) at the higher of the base rate announced from time to time by The Chase Manhattan Bank or the Federal funds rate plus 0.5%, in either case plus an applicable margin of 0% to 0.5%, or (ii) at a Eurodollar rate based upon the 30, 60, or 90 day or 6-month LIBOR rate plus an applicable margin of 1.25% to 2.0%. The applicable margin varies depending upon the Company's long-term senior unsecured implied debt rating and, at December 31, 1996, was 0.25% in the case of Base Rate borrowings and 1.75% in the case of Eurodollar Rate borrowings. The interest rate in effect for borrowings under the Line of Credit was 7.25% at December 31, 1996. Up to 10% of the amount available under the Line of Credit may be used for general corporate or working capital purposes. The total amount available under the Line of Credit is limited to 40% of the aggregate value of the Company's eligible hotels, which generally includes hotels that are unencumbered. At December 31, 1996, the aggregate amount available under the Line of Credit was approximately $246 million, of which approximately $115 million was outstanding. The agreements governing the Line of Credit also contain various negative and affirmative covenants, including limitations on total indebtedness, total secured indebtedness and cash distributions, as well as obligations to maintain a certain minimum tangible net worth and certain interest and debt service coverage ratios. At December 31, 1996, the Company was in compliance with all such covenants.

      On March 10, 1997, the Company announced that it had increased its Line of Credit from $250 million to $400 million and agreed upon a reduction in unused commitment fees from 35 basis points to 25 basis points, under substantially the same terms as the original Line of Credit.

      The Company has a $25 million renovation loan facility which was used to fund a portion of the renovation cost of the CSS Hotels that were converted to Embassy Suites hotels. The facility is guaranteed by Promus, bears interest at LIBOR plus 45 basis points, requires quarterly principal payments of $1.25 million beginning in June 1999 and matures in June 2000. At December 31, 1996, the Company had drawn the full $25 million under this loan facility.

      At December 31, 1996, the Company had $7.8 million of cash and cash equivalents and had utilized $115 million under its $250 million unsecured revolving Line of Credit.

      To provide for additional financing flexibility, FelCor has registered up to an aggregate of $500 million in common stock, preferred stock or debt securities pursuant to a shelf registration declared effective by the Securities Exchange Commission. The terms and conditions of the stock or debt securities will be determined by market conditions at the time of issuance. A total of 6,050,000 shares of preferred stock at $25.00 per share were issued in the second quarter of 1996 pursuant to this Shelf Registration. At December 31, 1996, there was approximately $349 million available under this Shelf Registration. In February 1997, an additional $107 million in common stock was issued pursuant to the Shelf Registration, leaving available capacity of $242 million at February 28, 1997.

      The Company has a capital upgrade and renovation program for the 18 CSS Hotels and seven of the other hotels acquired since September 1995 and has committed approximately $70 million to be invested in 1995, 1996 and 1997 under this program. The Company had invested approximately $48 million on such capital improvements through December 31, 1996, has substantially completed the renovation of the CSS Hotels and expects to complete the renovation of the other 1996 Acquisitions in 1997. These capital improvements will be funded partially through the Company's Line of Credit. As individual hotels undergo such upgrade and renovation, their performance may be adversely affected, although such effects are expected to be temporary.

      During 1996 the Company constructed and opened 17 additional suites at its Flagstaff hotel and 31 additional suites at its New Orleans hotel at an aggregate cost of approximately $5.3 million. Construction has commenced on a net addition of 129 suites, additional meeting rooms and other public area upgrades at the

Company's Boston - Marlborough hotel at an estimated cost of approximately $15.8 million. Additionally, the Company intents to construct 67 additional suites at its Orlando (North) hotel and 67 suites at its Jacksonville hotel in 1997, for an aggregate cost of approximately $10.2 million.

      During 1995, the Company and Promus entered into a subscription agreement under which Promus purchased an aggregate of 1,886,792 shares of Common Stock at a price per share of $26.50, the offering price per share in the Company's public offering of common stock in December 1995. Such investment was made in increments in conjunction with the Company's acquisition of the CSS Hotels and other qualifying hotels. The Company issued an aggregate of 1,886,792 shares of Common Stock to Promus pursuant to this subscription agreement for an aggregate investment of approximately $50 million in cash, of which approximately $5 million was received in 1995.

      The Company's cash flow from financing activities of approximately $247.4 million for the year ended December 31, 1996 resulted from the issuance of the Series A Preferred Stock for $144.3 million, the sale of common stock to Promus under a subscription agreement for approximately $45 million, net borrowings of $109.4 million under a prior secured line of credit and other borrowing facilities, distributions and dividends of $46.7 million and additional loan costs of $4.5 million.

INFLATION

      Operators of hotels, in general, possess the ability to adjust room rates periodically to reflect the effects of inflation. Competitive pressures may, however, limit the Lessee's ability to raise room rates.

SEASONALITY

      The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue, particularly during the fourth quarter, to the extent that it receives Percentage Rent. To the extent cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its shareholders.

      On a pro forma basis, suite revenue by quarter for the years ended December 31, 1996 and 1995 is as follows (in millions, except percentages):

                                                                             1996                     1995
                                                                --------------------------------------------
                                                                 Suite    Percentage     Suite    Percentage
                                                                Revenue    of Total     Revenue     of Total
                                                                -------    --------     -------     --------
First Quarter . . . . . . . . . . . . . . . . . . . . . . . .    $  71.8     25.6%        $  69.0     25.9%
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . .       69.7     24.8%           66.8     25.0%
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . .       71.9     25.6%           67.9     25.4%
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . .       67.4     24.0%           63.1     23.7%
                                                                  ------    -----          ------    ------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . .     $280.8    100.0%         $266.8    100.0%
                                                                  ======    ======         ======    ======

      The above schedule of quarterly suite revenues, may not be indicative of future seasonality trends because of the impact of suites out of service due to renovation, the location of hotels acquired in the future or other market factors.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      Portions of this Annual Report on Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's current expectations are disclosed in conjunction with the forward looking statements included herein (the "Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

      SFAS No. 128, Earnings Per Share ("EPS"), was issued in October 1996. this statement specifies the computation, presentation, and disclosure requirements for EPS and is effective for financial statements issued for periods ending after December 15, 1997. The statement requires restatement of all prior period EPS data presented, including interim financial statements, summaries of earnings, and selected financial data, after the effective date. The Company has determined the effect of adoption will have an immaterial impact on previously reported EPS numbers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Included herein at pages F-1 through F-32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The Board of Directors currently consists of seven members, four of whom are Independent Directors. An "Independent Director" is a director of the Company who is not an officer or employee of the Company, any affiliate of an officer or employee or any affiliate of (i) any advisor to the Company under an advisory agreement, (ii) any lessee of any property of the Company, (iii) any subsidiary of the Company, or (iv) any partnership which is an affiliate of the Company. The Board of Directors is divided into three classes who serve staggered three-year terms with the term of each director expiring at the annual meeting of shareholders held three years after his election.

      Set forth below is certain information regarding the directors and executive officers of the Company.

                                                                    YEAR
                                                                    FIRST                        TERM
NAME                               POSITION                        ELECTED         CLASS        EXPIRES
----                               --------                        -------         -----        -------
Hervey A. Feldman . . . . .  Chairman of the Board                   1994       Class I            1998
Thomas J. Corcoran, Jr. . .  President and Chief Executive           1994       Class II           1999
                             Officer, Director
Richard S. Ellwood  . . . .  Independent Director                    1994       Class III          1997(1)
Richard O. Jacobson . . . .  Independent Director                    1994       Class III          1997(1)
Charles N. Mathewson  . . .  Director                                1994       Class I            1998
Thomas A. McChristy . . . .  Independent Director                    1994       Class III          1997(1)
Donald J. McNamara  . . . .  Independent Director                    1994       Class II           1999
William S. McCalmont  . . .  Senior Vice President, Chief            1996              --               --
                             Financial Officer and Treasurer
Lawrence D. Robinson  . . .  Senior Vice President, General          1996              --               --
                             Counsel and Secretary
Jack Eslick . . . . . . . .  Vice President, Director of             1996              --               --
                             Asset Management (2)
June H. McCutchen . . . . .  Vice President, Director of Design      1995              --               --
                             and Construction (2)
William P. Stadler  . . . .  Vice President, Director of             1995              --               --
                             Acquisition and Development (2)

----------

(1) Nominated for reelection at the Company's 1997 annual meeting of shareholders; if reelected, such director's term would continue until 2000.
(2) In recognition of the increasing responsibilities undertaken by Mr. Eslick, Ms. McCutchen and Mr. Stadler in their respective offices, the Company elevated these officers to executive officers in March 1997.

   Hervey A. Feldman (age 59) is the Chairman of the Board of the Company and has served in such capacity since its formation in May 1994. He is also a co-founder of FelCor, Inc. and has served as its Chairman since its formation in 1991. Prior to that time, he held executive positions with Embassy Suites, Inc., serving as its Chairman of the Board from June 1990 until January 1992, and as its President and Chief Executive Officer from the founding of that company in January 1983 to April 1990. Prior to 1990, Mr. Feldman had spent over 25 years in the hotel industry, including serving in various management positions with Brock Hotel Corporation during a period when that company was one of the largest franchisees of Holiday Inn(R) hotels in the U.S.; as Executive Vice President for North American Development of Holiday Inns, Inc.; and President and Chief Executive Officer of Brock Residence Inns, Inc., which founded the extended-stay, all-suite chain now known as Residence Inns by Marriott(R).

   Thomas J. Corcoran, Jr. (age 48) is the President and Chief Executive Officer of the Company and has served in such capacity since its formation in May 1994. He is also a co-founder of FelCor, Inc. and has served as its President and Chief Executive Officer since its formation in 1991. From October 1990 to December 1991, he served as the Chairman, President and Chief Executive Officer of Fiesta Foods, Inc., a manufacturer of tortilla chips and taco shells. From 1979 to 1990, Mr. Corcoran held various positions with Integra - A Hotel and Restaurant Company (formerly Brock Hotel Corporation), including serving as the President and Chief Executive Officer of that company from 1986 to 1990, and with ShowBiz Pizza Time, Inc., an operator and franchisor of family entertainment center/pizza restaurants.

   Richard S. Ellwood (age 65) is the founder and principal owner of R.S. Ellwood & Co., Inc., a real estate investment banking firm which was organized in 1987. Prior to 1987, as an investment banker, Mr. Ellwood was elected successively in 1968 a general partner of White Weld & Co., in 1978 a managing director of Warburg Paribas Becker, Incorporated and in 1984 a managing director and senior banker of Merrill Lynch Capital Markets. Mr. Ellwood has extensive experience in hotel financing. He was a founder of Hotel Investors Trust, a REIT, and served as a Trustee from 1970 until its merger with another REIT in 1987. He is currently a director of two additional REITs, namely Apartment Investment and Management Company and Corporate Realty Income Trust.

   Richard O. Jacobson (age 60) is the President and Chief Executive Officer of Jacobson Warehouse Company, Inc., a privately-held warehouse company with facilities in 15 locations in seven states, which Mr. Jacobson founded 29 years ago. He is also President and Chief Executive Officer of Jacobson Transportation Company, Inc., a truckload common carrier with authority to operate in 48 states and Canada. Mr. Jacobson is a member of the Boards of Directors of Advanced Oxygen Technology, Inc., AlaTenn Resources, Inc., Allied Group, Inc., Firstar Bank Des Moines, N.A., Firstar Bank of Iowa, N.A. and Heartland Express, Inc.

   Charles N. Mathewson (age 68) has served, for more than the past five years, in various positions with International Game Technology ("IGT"), a company engaged in the design and manufacture of microprocessor based gaming products and gaming monitoring systems. Since February 1988, he has served as the Chairman of the Board of IGT. He has served as a director of IGT since December 1985, as President from December 1986 to February 1988, and as Chief Executive Officer from December 1986 until June 1993 and from February 1996 until the present. Mr. Mathewson also is a member of the Board of Directors of Baron Asset Fund.

   Thomas A. McChristy (age 70) is the President of T.A. McChristy Co. Inc., a real estate investment company, and has served in that capacity since 1957. Mr. McChristy also served as the President and Chief Operating Officer of Syntech International, Inc., a lottery systems and equipment manufacturing company, from 1986 to 1988 and as its Chief Executive Officer from 1989 to 1992.

   Donald J. McNamara (age 44) is the founder and Chairman of The Hampstead Group, a real estate investment company with substantial activities in the hospitality and retirement housing industries. Prior to forming The Hampstead Group in September 1987, Mr. McNamara served as Chairman and Chief Executive Officer of Americana Hotels Corporation from 1985 to 1987, and as President and Chief Financial Officer for Americana Hotels & Realty Corporation, a New York Stock Exchange listed REIT, from 1985 to 1986. Mr. McNamara also is the Chairman of the Board of Directors of Bristol Hotel Company, and the Chairman of the Board of Forum Retirement, Inc., the general partner of Forum Retirement Partners, L.P., a master limited partnership.

   William S. McCalmont (age 41) has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since August 1996. For approximately 12 years prior to joining the Company, Mr. McCalmont had been employed in various positions with The Promus Companies Incorporated and with Harrah's Entertainment, Inc., which was created as a result of the spin-off of Promus Hotel Corporation. During his 12-year career with these companies, Mr. McCalmont served in various management positions in finance at the Embassy Suites Hotel division, was Director of Finance, Corporate Director of Asset Management and Project Finance, and Vice President and Treasurer of its parent, and most recently served as the Vice President and Treasurer of Harrah's.

   Lawrence D. Robinson (age 53) has served as Senior Vice President, General Counsel and Secretary of the Company since May 1996. From 1972 to 1989, Mr. Robinson was a partner in the Kansas City based law firm of Stinson, Mag & Fizzell, for which he founded and managed a Dallas, Texas office from 1982 to 1989. From 1989 through April 1996, Mr. Robinson was a partner in the Houston based law firm of Bracewell & Patterson, L.L.P., where he served as the managing partner of its Dallas office until 1992, as the head of that office's corporate and securities law section and as chairman of its firm-wide hospitality group. Mr. Robinson continues to maintain an "of counsel" relationship with that firm.

   Jack Eslick (age 45) joined the Company in April 1996 as its Vice President, Director of Asset Management. Mr. Eslick has over 20 years experience in hotel operations. From April 1991 until he joined the Company, Mr. Eslick served as Vice President of Operations of Promus, where he had direct responsibility for all operations in a region that grew from 14 hotels to 26 hotels. Prior to April 1991, he served in various capacities with Holiday Inns, Inc., including serving as general manager of various hotels and as a Regional Director of Operations.

   June H. McCutchen (age 41) joined the Company in October 1995 as Vice President, Director of Design and Construction. Her most recent experience was as Account Executive for Hospitality Restoration & Builders, Inc. since 1994. From 1992 to 1994 she was Project Manager for American General Hospitality, Inc. where she managed all capital improvement work for over 35 properties each year. Prior to 1992, Ms. McCutchen was Project Manager for Hilton Hotels, Inc. from 1987 to 1992, and prior to 1987, she served as design coordinator and purchasing manager for Embassy Suites, Inc.

   William P. Stadler (age 42) began his employment with the Company in July 1995 as Vice President, Director of Acquisition and Development. Mr. Stadler has over 17 years of experience in hotel acquisition and development, having served as Vice President-Development for Coastal Hotel Group from 1994 until he joined the Company in 1995, as Vice President-Development for Embassy Suites, Inc. from 1992 to 1994, as Senior Vice President-Development for Landmark Hotels, Inc. from 1989 to 1991 and as Vice President-Development for Marriott Corporation from 1985 to 1989.

TERMS OF OFFICE; RELATIONSHIPS

      The officers of the Company are elected annually by the Board of Directors at a meeting held following each annual meeting of shareholders, or as soon thereafter as necessary and convenient in order to fill vacancies or newly created offices. Each officer holds office until his successor is duly elected and qualified or until death, resignation or removal, if earlier. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgement the best interests of the Company will be served thereby, but such removal shall be without prejudice to the contractual rights, if any, of the person so removed.

      There are no family relationships among any of the directors or executive officers of the Company. Except as described above, none of the Company's directors hold directorships in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") or pursuant to Section 15 (d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. There are no arrangements or understandings between any director or officer and any other person pursuant to which that director was nominated or officer was selected.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on a review of the copies furnished to the Company and representations from the officers and directors, the Company believes that all
Section 16(a) filing requirements for the year ended December 31, 1996 applicable to its officers, directors and greater than ten percent (10%) beneficial owners were satisfied.

      Based on written representations from the officers and directors, the Company believes that no Forms 5 for directors, officers and greater than ten percent (10%) beneficial owners were required to be filed with the SEC for the period ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth information, for the fiscal years ended December 31, 1994, 1995 and 1996, regarding the compensation of the Company's executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                                          ANNUAL COMPENSATION              COMPENSATION
                                         ------------------------------------------------------------------

                                                                                               SECURITIES
NAME AND PRINCIPAL POSITION                                        OTHER ANNUAL   RESTRICTED   UNDERLYING    ALL OTHER
---------------------------                                        COMPENSATION     STOCK       OPTIONS/    COMPENSATION
                                   YEAR    SALARY ($)  BONUS ($)        ($)       AWARDS($)(5)    SARS(#)     ($)(10)
                                   ----    ----------  --------- --------------- ------------    -------      -------
Thomas J. Corcoran, Jr  . . . .  1996     123,240        None          None          None          None          4,875
   President and Chief           1995     120,000        None          None      194,625 (6)     150,000         4,875
   Executive Officer                                                             243,000 (7)
                                 1994(2)   26,774        None          None          None        150,000         None

Hervey A. Feldman . . . . . . .  1996     123,240        None          None          None          None          4,875
   Chairman of the Board         1995     120,000        None          None      194,625 (7)     150,000         4,875
                                                                                 243,000 (8)
                                 1994(2)   26,774        None          None          None        150,000         None

Nicholas R. Peterson  . . . . .  1996     100,000(1)   80,000          None          None          None          4,875
   Chief Financial Officer(1)    1995     100,000     165,219(4)       None          None          None         29,375
                                 1994(1)    3,788        None          None          None         50,000         None

William P. Stadler  . . . . . .  1996      79,020     100,000          None          None          None          4,875
   Vice President, Director      1995(3)   34,125      45,000          None        66,100 (8)     25,000         2,438
    of New Development

June H. McCutchen . . . . . . .  1996      70,000      52,100          None          None        20,000(9)       1,970
   Vice President, Director      1995(3)   17,500       2,000          None          None          None          None
    of Design and Construction

---------------

(1) Mr. Peterson was employed as the Company's Chief Financial Officer from December 19, 1994 until May 31, 1996. The information for 1994 includes compensation only during the period from December 19, 1994 through December 31, 1994. The salary for 1996 includes the amount of $58,333 paid to Mr. Peterson upon the termination of his employment.
(2) Includes compensation only during the period from July 28, 1994 (inception of operations) through December 31, 1994.
(3) Includes compensation only during the periods from the date of commencement of employment (July 1995 in the case of Mr. Stadler and October 1995 in the case of Ms. McCutchen) through December 31, 1995.
(4) Includes a cash bonus of $62,500 and the fair market value of a stock grant of 5,000 shares of Common Stock awarded to Mr. Peterson in February 1995, all of which shares were fully vested as of the date of the grant.
(5) An aggregate of 29,000 shares of restricted stock were awarded in the 1996 fiscal year, each with vesting occurring over a five-year period. Holders of restricted stock are entitled to vote and receive dividends on such shares from the date of grant. The amount reported in the table represents the market value of the shares awarded on the date of grant, determined by the closing price of the Common Stock on such date, without giving effect to the diminution of value attributable to the restrictions on such stock. As of December 31, 1996, the aggregate restricted stock holdings by the above-named current executive officers consisted of 30,800 shares owned as set forth below, with a then current aggregate market value, determined in the same manner as of such date, of $1,089,550, as follows: Mr. Corcoran (14,400 shares, $509,400 value); Mr. Feldman (14,400 shares, $509,400 value); and Mr. Stadler (2,000 shares, $70,750 value).
(6) Represents an award of 9,000 shares of restricted stock on February 16, 1995 which become vested over a five-year period at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $21.625 per share.
(7) Represents an award of 9,000 shares of restricted stock as of December 15, 1995, which become vested over a five-year period from the date of grant at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $27.00 per share.
(8) Represents an award of 2,500 shares of restricted stock on July 24, 1995 which become vested over a five-year period at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $26.44 per share.
(9) Represent shares purchasable pursuant to options granted February 21, 1996. See "--Option Grants" below.
(10) These amounts represent the Company's contributions to the Company's employee savings and investment plan in the amount of up to $4,875 to each executive officer and, in the case of Mr. Peterson, a moving allowance of $25,000 paid to Mr. Peterson in connection with the commencement of his employment with the Company.

             The executive officers receive health and disability insurance benefits which do not exceed 10% of their respective salaries. These benefits are also provided to all other employees of the Company.

   Option Grants

      The following table sets forth information regarding grants of stock options to the Company's named executive officers during the 1996 fiscal year. The options were granted pursuant to the Company's 1995 Restricted Stock and Stock Option Plan (the "1995 Plan"). No stock appreciation rights ("SARs") were granted during the 1996 fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                             Individual Grants
            -------------------------------------------------------------------------------
                                 % of Total                                                      Potential Realizable Value at
               Number of          Options                         Market Price                    Assumed Annual Rate of Stock
            Securities Under-     Granted to        Exercise or     on Date                     Price Appreciation for Option Term
             lying Options       Employees in       Base Price      of Grant      Expiration   ------------------------------------
Name          Granted (#)        Fiscal Year         ($/Share)      ($/Share)        Date       0% ($)        5% ($)       10% ($)
----       -----------------   ----------------     -----------  ---------------  -------------------------------------------------
June H. McCutchen       20,000        6.1%               $30.00         $30.00          2/21/06     $0        $377,337      $956,245



   The options granted to Ms. McCutchen were granted February 21, 1996, at an exercise price of $30.00 per share, which was the closing price of the Common Stock on such date. Each of such options becomes exercisable over a five year period, with 20% of the total number of shares covered thereby becoming exercisable on each of the first five anniversaries of the date of grant, and expires on the tenth anniversary of the date of grant.

   The unexpired stock options to purchase the Company's Common Stock held by named executive officers of the Company at December 31, 1996, are summarized in the following table:

                         FISCAL YEAR END OPTION VALUES

                                                 Number of Securities
                                                Underlying Unexercised             Value of Unexercised
                                                      Options at                   In-the-Money Options at
                                                     December 31, 1996               December 31, 1996(1)
                                           --------------------------------       -------------------------
                       Name                Exercisable      Unexercisable       Exercisable        Unexercisable
                       ----                -----------      -------------       -----------        -------------
Thomas J. Corcoran, Jr. . . . . . . . . .      90,000         210,000           $1,113,750          $2,336,250
Hervey A. Feldman . . . . . . . . . . . .      90,000         210,000            1,113,750           2,336,250
Nicholas R. Peterson  . . . . . . . . . .      20,000          10,000              332,500             116,250
William P. Stadler  . . . . . . . . . . .       5,000          20,000               44,675             178,700
June H. McCutchen . . . . . . . . . . . .        --            20,000                 --               107,500

---------------

(1) Based on the difference between the option exercise price and the closing sales prices for the Common Stock on the New York Stock Exchange for December 31, 1996, which was $35.375 per share.

   Employment Agreements

      The Company has entered into employment agreements with each of Messrs. Feldman and Corcoran (each an "Employment Agreement") that will continue in effect until December 31, 1999 and automatically be renewed for successive one year terms, unless otherwise terminated. Pursuant to such Employment Agreements, Mr. Feldman serves as Chairman of the Board, and Mr. Corcoran serves as President and Chief Executive Officer, of the Company. Each was paid a base salary of $5,000 per month through 1994, $10,000 per month in 1995 and $10,270 in 1996. Effective January 1, 1997, Mr. Feldman is entitled to receive $12,500 per month and Mr. Corcoran is entitled to receive $16,667 per month. Messrs. Feldman and Corcoran have agreed to devote substantially all of their time to the business of the Company. The Compensation Committee of the Board may provide for additional compensation as a bonus should it determine, in its discretion, based on merit, the Company's anticipated financial performance and other criteria, that such additional compensation is appropriate. The Company maintains a comprehensive medical plan for the benefit of Messrs. Feldman and Corcoran and their dependents.

   Savings Plan

      The Company has established an employee savings and investment plan ("Savings Plan") covering substantially all employees, including executive officers. The Savings Plan is designed to qualify under Section 401 (k) of the Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing the Company to contribute a percentage of such earnings to the Savings Plan. A participant may direct a minimum of 1% and a maximum of 20% of eligible pre-tax earnings to the Savings Plan, subject to certain limitations set forth in the Code. Participants may also elect after-tax contributions to the Savings Plan in an amount not to exceed 10% of his or her eligible earnings. A participant's contributions become distributable upon the termination of his or her employment for any reason. The participants are fully vested at all times in all amounts contributed by them to the Savings Plan.

   Restricted Stock and Stock Option Plans

      The Company has adopted the 1994 Restricted Stock and Stock Option Plan ("1994 Plan") and the 1995 Restricted Stock and Stock Option Plan ("1995 Plan" and, together with the 1994 Plan, "Stock Plans"). The Stock Plans were adopted to provide incentives to attract and retain Independent Directors, executive officers and key employees. The Stock Plans are administered by the Compensation Committee or, in the case of grants to Independent Directors, by the Board of Directors. The Compensation Committee generally has the authority, within limitations set forth in the Stock Plans, (i) to establish rules and regulations concerning the Stock Plans, (ii) to determine the persons to whom Options (as defined below) and Restricted Stock (as defined below) may be granted, (iii) to fix the number of shares of Common Stock to be covered by each Option and the number of shares of Restricted Stock granted, and (iv) to set the terms and provisions of each grant of Options or Restricted Stock to be granted. The summary of the Stock Plans set forth below is qualified in its entirety by reference to the text of the Stock Plans.

      The Stock Plans provide for the grant of stock options to purchase a specified number of shares of Common Stock ("Options") or grants of restricted shares of Common Stock ("Restricted Stock"). Under the 1994 Plan the total number of shares originally available for grant was equal to 450,000 shares of Common Stock, of which not more than 50,000 shares were to be grants of Restricted Stock. Of the shares of Common Stock, originally available under the 1994 Plan, 431,500 shares were designated for grant to the officers and employees of the Company, of which 31,500 shares could be granted as Restricted Stock. The remaining 18,500 shares of Common Stock were designated for grant to Independent Directors, all of which shares could be granted as Restricted Stock. At March 18, 1997, there were only 20,000 shares remaining available for the grant of options to officers and eligible employees of the Company and 2,500 shares remaining available for grants to independent directors of the Company under the 1994 Plan. Under the 1995 Plan, the total number of shares originally available for grant was equal to 1,200,000 shares of Common Stock, of which not more than 133,333 shares could be grants of Restricted Stock. Of the shares of Common Stock originally available under the 1995 Plan, 1,050,000 shares were designated for grants to the officers and eligible employees of the Company, of which 83,333 shares could be granted as Restricted Stock. The remaining 150,000 shares of Common Stock were designated for grant to the Independent Directors, of which 50,000 shares could be granted as Restricted Stock. At March 18, 1997, there remained available under the 1995 Plan only 59,667 shares available for grants of options and 5,333 shares available for grants of Restricted Stock to officers and eligible employees of the Company. All of the 150,000 shares originally available for grants to independent directors remained available. Upon the occurrence of certain extraordinary events, the Board of Directors or the Compensation Committee may make such adjustments in the aggregate number and kind of shares reserved for issuance, the number of shares and kind covered by outstanding awards and the exercise prices specified therein as may be determined to be appropriate.

      Participants in the Stock Plans, who may be directors, officers or employees of the Company, its subsidiaries (including the Partnership) or designated affiliates, are selected by the Compensation Committee.

      The Compensation Committee may amend any award theretofore granted, prospectively or retroactively. No such amendment may impair the rights of any participant under any award without the consent of such participant (except for any amendment made to cause the plan to qualify for an exemption provided by Rule 16b-3 under the Exchange Act).

      Options granted under the Stock Plans may be incentive stock options ("ISOs") under Section 422 of the Code or non-qualified options, at the discretion of the Compensation Committee, provided that no Independent Director may receive a grant of ISOs. The Stock Plans provide that the exercise price of an Option will be fixed by the Compensation Committee on the date of grant; however, the exercise price of an ISO must be not less than the fair market value of a share of Common Stock on the date of the grant. Any ISOs granted to such participants also must expire within ten years from the date of adoption of the Stock Plans. Moreover, Options granted under either Stock Plan will not be ISOs to an individual participant to the extent that the aggregate fair market value of the shares of Common Stock with respect to which such Options under the respective Stock Plan (or under any other plan maintained by the Company or a subsidiary thereof) first become exercisable by such participant in any year exceeds $100,000. No Options shall be granted under the 1994 Plan on or after March 31, 2004, or under the 1995 Plan on or after November 1, 2005.

      No Option may be exercised within six months after the date of grant or in such circumstances where exercise would violate Federal or State securities laws. Options will be non-transferable and non-assignable; provided, however, that the estate of a deceased holder can exercise Options. Options generally will be exercisable by the holder thereof subject to terms fixed by the Compensation Committee. The right of any participant to exercise an Option may not be transferred in any way other than by will or the laws of descent and distribution.

      Grants of Restricted Stock under the Stock Plans are subject to the terms and conditions imposed by the Compensation Committee. Except for such restrictions on transfer as the Compensation Committee may impose, the participants have all the rights of a holder of Common Stock as to such Restricted Stock including the right to vote the shares and the right to receive any cash distributions. Except as provided by the Compensation Committee at the time of grant or otherwise, upon a termination of employment for any reason during the Restriction Period, all unvested shares will be forfeited by the participant.

      The Stock Plans may be terminated and may be modified or amended by the Board of Directors at any time; however, (i) any modification or amendment either increasing the aggregate number of shares which may be issued under Options, increasing materially the benefits accruing to participants under the Stock Plans or materially modifying the requirements as to eligibility to receive Options is subject to shareholder approval within one year of the adoption of such amendment; and (ii) no such termination, modification or amendment of the Stock Plans will alter or affect the terms of any then outstanding Options or Restricted Stock without the consent of the holders thereof.

COMPENSATION FOR DIRECTORS

      In lieu of cash compensation, on February 19, 1997, the Company granted to each Independent Director 1,500 shares of Restricted Stock under the 1994 Plan for serving as a director of the Company during 1996. The Company intends to provide a similar grant to each Independent Director in lieu of cash compensation for service during 1997. None of the other directors received any compensation for their service as directors of the Company during 1996. The Company reimburses directors for their out-of-pocket expenses incurred in connection with their service on the Board of Directors.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION ON
                             COMPENSATION DECISIONS

      During 1996, the Company's Compensation Committee of the Board of Directors consisted of Donald J. McNamara, Richard S. Ellwood, Richard O. Jacobson and Thomas A. McChristy, constituting all of the Independent Directors, none of whom was, prior to or during 1996, an officer or employee of
the Company.   None of such persons had any relationships requiring disclosure under applicable rules and regulations. The Company did not have a policy during 1996 prohibiting its executive officers from participating in deliberation of the Board of Directors regarding executive compensation. Consequently, Messrs. Feldman and Corcoran, who are also directors of the Company, and Mr. Robinson, as Secretary of the Company, were present during deliberations of the Board of Directors regarding executive compensation during 1996. Messrs. Feldman and Corcoran, in their capacities as directors, participated in such deliberations.

      In connection with the Company's acquisition, during February 1997, of interests in 10 hotels at an aggregate cost of approximately $139 million (including the Company's share of certain assumed indebtedness), Mr. Richard S. Ellwood, an Independent Director of the Company, was paid a one-time fee in the amount of $200,000 for his services in facilitating this transaction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security Ownership of Certain Beneficial Owners

      The following table sets forth information, as of March 18, 1997, regarding each person known to the Company to be the beneficial owner of more than five percent (5%) of its Common Stock. Unless otherwise indicated, such shares of Common Stock are owned directly and the indicated person has sole voting and investment power with respect thereto.

                                                                     AMOUNT AND
                                                                     NATURE OF
   NAME AND ADDRESS                                                  BENEFICIAL   PERCENT OF
   OF BENEFICIAL OWNER                                               OWNERSHIP      CLASS(1)
   -------------------                                              -----------   -----------
Capital Growth Management Limited Partnership . . . . . . . . . .   2,185,000(2)       8.2%
One International Place
Boston, Massachusetts 02110
Franklin Resources, Inc.  . . . . . . . . . . . . . . . . . . . .   3,291,304(3)      11.7%
777 Mariners Island Blvd.
San Mateo, California 94404
FMR Corp..  . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,332,001(4)       8.7%
82 Devonshire Street
Boston, Massachusetts 02109
LaSalle Advisors Limited Partnership. . . . . . . . . . . . . . .   1,643,600(5)       6.2%
100 East Pratt Street
Baltimore, Maryland 21202
Promus Hotels, Inc. . . . . . . . . . . . . . . . . . . . . . . .   2,886,792(6)      10.5%
755 Crossover Lane
Memphis, Tennessee 38117

---------------

(1)   Based upon 26,539,676 shares outstanding as of March 18, 1997.
(2) Based solely upon information contained in Schedule 13G, dated February 11, 1997. Capital Growth Management Limited Partnership reported that it had sole voting power, but not sole dispositive power, with respect to such shares, and disclaims any beneficial interest in these shares.
(3) Based solely upon information contained in Schedule 13G, dated February 12, 1997. Franklin Resources, Inc. reported that, through its subsidiaries, it has sole voting and dispositive power with respect to these shares. Includes 1,471,756 shares of Common Stock issuable upon conversion of 1,898,550 shares of the Company's $1.95 Series A Preferred Stock.
(4) Based solely upon information contained in Schedule 13G, dated February 14, 1997. FMR Corp. reported that, through its subsidiaries, it had sole dispositive power with respect to such shares and sole voting power with respect to 479,806 of such shares. Includes 220,961 shares of Common Stock issuable upon conversion of 285,000 shares of Series A Preferred Stock.
(5) Based solely upon information contained in Schedule 13G, dated February 11, 1997. Represents (i) 916,900 shares owned by LaSalle Advisors Limited Partnership ("LaSalle"), as to which LaSalle reported it had sole voting and dispositive power with respect to 448,100 shares, shared voting power with respect to 174,500 shares and shared dispositive power with respect to 468,800 shares, and (ii) 726,700 shares beneficially owned by ABKB/LaSalle Securities

      Limited Partnership ("ABKB/LaSalle"), as to which ABKB/LaSalle reported that it had sole voting and dispositive power with respect to 160,100 shares, shared voting power with respect to 448,870 shares and shared dispositive power with respect to 566,600 shares.
(6) Based solely upon information contained in Schedule 13D, dated February 5, 1997. Includes 1,000,000 Units held by Promus Hotels, Inc. which are currently redeemable for a like number of shares of Common Stock, subject to the prohibitions contained in the Company's Charter which prohibit ownership of more than 9.9% of any class of the Company's outstanding capital stock by any person.

   Security Ownership of Management

      The following table sets forth the beneficial ownership of the Company's Common Stock and Series A Preferred Stock, as of March 18, 1997, by (i) each director and director nominee, (ii) each named executive officer and (iii) all directors and executive officers as a group. Unless otherwise indicated, such shares of Common Stock and Series A Preferred Stock are owned directly and the indicated person has sole voting and investment power.

                                    AMOUNT AND                          AMOUNT AND
                                    NATURE OF                            NATURE OF
                                    BENEFICIAL         PERCENT          BENEFICIAL          PERCENT
      NAME OF                      OWNERSHIP OF           OF           OWNERSHIP OF           OF
BENEFICIAL OWNER                   COMMON STOCK        CLASS(1)       PREFERRED STOCK      CLASS(1)
----------------                   ------------        --------       ---------------      --------
Hervey A. Feldman . . . . . . . .      433,315(2)(3)       1.6%           3,000(10)          (12)
Thomas J. Corcoran, Jr. . . . . .      433,415(2)(4)       1.6%           3,000              (12)
Richard S. Ellwood  . . . . . . .        4,500            (9)                 0                0
Richard O. Jacobson . . . . . . .       21,200            (9)                 0                0
Charles N. Mathewson  . . . . . .      609,777(5)          2.2%          90,000(11)            1.5%
Thomas A. McChristy . . . . . . .       45,900(6)         (9)                 0                0
Donald J. McNamara  . . . . . . .        4,600            (9)                 0                0
Nicholas R. Peterson  . . . . . .       25,000(7)         (9)                 0                0
June H. McCutchen . . . . . . . .            0             0                  0                0
William P. Stadler  . . . . . . .        2,500(8)         (9)                 0                0

All executive officers and
directors as a group (12 persons)    1,296,292             4.7%          96,000                1.6%

---------------

(1)   Based upon 26,539,676 shares outstanding as of March 18, 1997.
(2) Includes 294,915 shares issuable to FelCor, Inc. upon exercise of redemption rights with respect to Units issued to it in connection with the IPO. Messrs. Feldman and Corcoran are the sole shareholders and directors of FelCor, Inc. and each may be deemed to own beneficially all of the Units owned by FelCor, Inc. Also includes (i) and aggregate of 33,000 shares issued pursuant to stock grants (9,000 in February 1995, 9,000 in December 1995, and 15,000 in February 1997), which shares vest over a five-year period from the date of grant at the rate of 20% per year, (ii) 90,000 shares issuable pursuant to currently exercisable stock options, and (iii) 2,325 shares issuable upon the conversion of 3,000 shares of Series A Preferred Stock. Does not include 296,000 shares issuable pursuant to outstanding stock options which are not currently exercisable.
(3)   Includes 200 shares owned of record by Mr. Feldman's minor children.
(4)   Includes 300 shares owned of record by Mr. Corcoran's minor children.
(5) Includes 540,009 shares issuable to or for the benefit of Mr. Mathewson upon exercise of redemption rights with respect to Units, which represents Mr. Mathewson's pro rata interest in Units issued in connection with the IPO to partnerships in which Mr. Mathewson is a limited partner. Also includes 69,768 shares issuable upon conversion of 90,000 shares of Series A Preferred Stock.
(6) Includes 38,000 shares owned of record by the T.A. McChristy Living Trust, over which Mr. McChristy has sole investment and voting power, and 3,000 shares owned of record by his spouse's individual retirement account.
(7) Includes (i) 4,100 shares owned of record by family trusts of which Mr. Peterson is trustee and over which he has sole investment and voting power, and (ii) 20,000 shares issuable pursuant to currently exercisable stock options. Does not include 10,000 shares issuable pursuant to outstanding stock options which are not currently exercisable.
(8) Represents 2,500 shares issued in July 1995 pursuant to a stock grant, which shares vest over a five-year period from the date of grant at the rate of 20% per year.
(9)   Represents less than 1% of the outstanding Common Stock.
(10) Includes 1,000 shares owned by Mr. Feldman's spouse and 1,000 shares owned by trust for the benefit of his minor children.
(11)  Represents shares owned of record by the Charles M. Mathewson Trust.
(12)  Represents less than 1% of the outstanding Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company and the Partnership have entered into a number of
transactions with the Lessee and certain other affiliates.   Mr. Feldman and
Mr. Corcoran, who are officers and directors of the Company, control and are also officers and directors of the Lessee.

   The Percentage Leases

      The Company and the Lessee have entered into the Percentage Leases, each with a term of ten years, relating to each hotel owned by the Company. The Company anticipates that similar Percentage Leases will be executed with respect to any additional hotel properties acquired by it in the future. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay the greater of Base Rent or Percentage Rent and certain other additional charges, and is entitled to all profits from the operation of the hotels after the payment of operating, management and other expenses. Lease rent paid by the Lessee under the Percentage Leases totaled approximately $108 million for the year ended December 31, 1996. The Lessee is a Delaware limited liability company, all of the voting Class A membership interest in which (representing a 50% equity interest) is beneficially owned one half by Mr. Feldman and one half by Mr. Corcoran. All of the non-voting Class B membership interest in the Lessee (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Charles N. Mathewson.

   Employment Agreements

      The Company has entered into the Employment Agreements with each of Messrs. Feldman and Corcoran that will continue in effect until December 31, 1999 and automatically be renewed for successive one year terms, unless otherwise terminated. Pursuant to such Employment Agreements, Mr. Feldman serves as Chairman of the Board, and Mr. Corcoran serves as President and Chief Executive Officer, of the Company. Each was paid a base salary of $5,000 per month through 1994, $10,000 per month in 1995 and $10,270 in 1996. Effective January 1, 1997, Mr. Feldman is entitled to receive $12,500 per month and Mr. Corcoran is entitled to receive $16,667 per month. Messrs. Feldman and Corcoran have agreed to devote substantially all of their time to the business of the Company. The Compensation Committee of the Board may provide for additional compensation as a bonus should it determine, in its discretion, based on merit, the Company's anticipated financial performance and other criteria, that such additional compensation is appropriate. The Company maintains a comprehensive medical plan for the benefit of Messrs. Feldman and Corcoran and their dependents.

   Option and Right of First Refusal

      In 1994, the Company was granted a two-year option to purchase, at fair market value, and a right of first refusal with respect to an Embassy Suites hotel located in St. Louis, Missouri that was developed by a FelCor Affiliate and opened for business on December 21, 1994 under the management of Promus.
In anticipation of the December 21, 1996 expiration date of such option and right of first refusal, the Independent Directors of FelCor, following an inspection of the hotel and a through consideration of all matters deemed relevant by them determined, at a meeting held at such hotel in June 1996, that it would be in the best interests of the Company and its shareholders to allow this option and right of first refusal to expire unexercised. Such decision was based, in part, upon the fact that the Company had other purchase opportunities, that the option was only exercisable at full fair market value and that the hotel offered little opportunity for the Company to benefit from additional capital expenditures, or changes in brand or management. Accordingly, this option and right of first refusal was not exercised and expired by its terms on December 21, 1996.

   Sharing of Offices and Employees

      The Company shares the executive offices and certain employees with FelCor, Inc. and the Lessee, and each company bears its share of the costs thereof, including an allocated portion of the rent, salaries of certain personnel (other than Messrs. Feldman and Corcoran, whose salaries are borne solely by the Company), office supplies, telephones and depreciation of office furniture, fixtures and equipment. Any such allocation of shared expenses to the Company must be approved by a majority of the Independent Directors.
During 1996, the Company paid approximately $807,000 (approximately 38%) of the allocable expenses under this arrangement.

   Certain Relationships with Promus

      As of February 5, 1997, Promus held of record 1,886,792 shares of Common Stock and 1,000,000 Units which are currently redeemable, at the option of Promus, subject to certain limitations, into a like number of shares of Common Stock. Assuming all Units held by Promus were redeemed for Common Stock, Promus would own approximately 10.5% of the Company's Common Stock. The Company has numerous significant contractual relationships with Promus. See "Item 1. Business" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

   Compensation of Director for Special Services

      In connection with the Company's acquisition, during February 1997, of interests in 10 hotels at an aggregate cost of approximately $139 million (including the Company's share of certain assumed indebtedness), Mr. Richard S. Ellwood, an Independent Director of the Company, was paid a one-time fee in the amount of $200,000 for his services in facilitating this transaction.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  1. Financial Statements

         Included herein at pages F-1 through F-32.

              2. Financial Statement Schedules

         The following financial statement schedule is included herein at page F-23:

              Schedule III - Real Estate and Accumulated Depreciation for FelCor Suite Hotels, Inc.

    All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

          3. Exhibits

    The following exhibits are filed as part of this Annual Report on Form
10-K:

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
------                    ----------------------
 3.1     - Articles of Amendment and Restatement dated June 22, 1995, amending and restating the Charter of Registrant, as amended or supplemented by Articles of Merger dated June 23, 1995, Articles Supplementary dated April 30, 1996 and Articles of Amendment dated August 8, 1996
           (filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996 (the "1996 Second Quarter 10-Q") and
           incorporated herein by reference).

 3.2 - Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (File No. 33-98332)
           (the "December 1995 Registration Statement") and incorporated herein by reference).

 4.1 - Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to the 1996 Second Quarter 10-Q and incorporated herein by reference).

 4.2 - Indenture dated as of April 22, 1996 by and between the Registrant and Sun trust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit
           4.2 to the Registrant's Form 8-K dated May 1, 1996 (the "1996 Form
           8-K") and incorporated herein by reference).

 4.3     - Form of Share Certificate for $1.95 Series A Cumulative Convertible
           Preferred Stock (filed as Exhibit 4.4 to the 1996 Form 8-K and incorporated herein by reference).

 10.1    - Amended and Restated Agreement of Limited Partnership of FelCor
           Suites Limited Partnership (the "Partnership") (filed as Exhibit
           10.1 to the Registrant's Annual Report on Form 10-K/A Amendment No.
           1 for the fiscal year ended December 31, 1994 (the "1994 10-K/A") and incorporated herein by reference).

 10.1.1  - First Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of November 17, 1995 by and among the Registrant, Promus Hotels, Inc. and all of the persons or entities who are or shall in the future become of the limited partners of the Partnership (filed as Exhibit 10.1.1 to the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995 (the "1995 10-K") and incorporated herein by reference)

 10.1.2  - Second Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of January 9, 1996 between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.2 to the 1995 10-K and incorporated herein by reference).

 10.1.3  - Third Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of January 10, 1996 by and among the Registrant, MarRay-LexGreen, Inc. and all of the persons and entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.3 to the 1995 10-K and incorporated herein by reference).

 10.1.4  - Fourth Amendment to the Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of January 10, 1996 by and among the Registrant, Piscataway-Centennial Associates Limited
           Partnership and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.4 to the 1995 10-K and incorporated herein by reference).

 10.1.5  - Fifth Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of May 2, 1996, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, adopting
           Addendum No. 2 to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of May 2, 1996 (filed as Exhibit 10.1.5 to the 1996 Second Quarter 10-Q and incorporated herein by reference).

 10.1.6  - Sixth Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of September 16, 1996, by and among the Registrant, John B. Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Partnership.

 10.2.1  - Form of Lease Agreement between the Partnership as Lessor and DJONT
           Operations, L.L.C. ("DJONT") as Lessee (filed as Exhibit 10.2.1 to the 1995 10-K and incorporated herein by reference).

 10.2.2 - Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Registrant through March 30, 1996.

 10.3 - Amended and Restated Loan Agreement dated as of September 26, 1996, among the Registrant and the Partnership, as Borrowers, Boatmen's
           National Bank of Oklahoma, as Agent and Lender, and First Tennessee
           Bank National Association, Liberty Bank and Trust Company of Tulsa,
           National Association, Bank One, Texas, N.A., First National Bank of
           Commerce, and AmSouth Bank of Alabama, as Lenders (filed as Exhibit
           10.3.4 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1996 (the "1996 Third Quarter 10-Q") and incorporated herein by reference).

 10.4    - Agreement to Assign Incentive Management Fee dated as of May 19,
           1994 between the Registrant and Embassy Suites, Inc. (filed as
           Exhibit 10.14 to the Registrant's Registration Statement on Form S-
           11 (File No. 33-79214) (the "IPO Registration Statement") and incorporated herein by reference).

 10.5    - Employment Agreement dated as of July 28, 1994 between the
           Registrant and Hervey A. Feldman (filed as Exhibit 10.7 to the 1994
           10-K/A and incorporated herein by reference).

 10.6    - Employment Agreement dated as of July 28, 1994 between the
           Registrant and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to the 1994 10-K/A and incorporated herein by reference).

 10.7.1  - Restricted Stock and Stock Option Plan of the Registrant (filed as
           Exhibit 10.9 to the 1994 10-K/A and incorporated herein by reference).

 10.7.2 - 1995 Restricted Stock and Stock Option Plan of the Registrant (filed as Exhibit 10.9.2 to the 1995 10-K and incorporated herein by reference).

 10.8    - Savings and Investment Plan of the Registrant (filed as Exhibit
           10.10 to the 1994 10-K/A and incorporated herein by reference).

 10.9    - Registration Rights Agreement dated as of July 21, 1994 between the
           Registrant and the parties named therein (filed as Exhibit 10.11 to the 1994 10-K/A and incorporated herein by reference).

 10.10   - Agreement dated as of April 15, 1995 among the Registrant, the
           Partnership, FelCor, Inc., Thomas J. Corcoran, Jr. and Hervey A.
           Feldman relating to purchase of securities (filed as Exhibit 10.15 to the Registration Statement on Form S-11 (File No. 33-91870) (the
           "May 1995 Registration Statement") and incorporated herein by reference).

10.11.1  - Subscription Agreement dated as of May 3, 1995 among the Registrant, the Partnership and Embassy Suites, Inc. (filed as Exhibit 10.16 to the May 1995 Registration Statement and incorporated hereby by reference).

10.11.2  - Subscription Agreement dated as of October 17, 1995 among the
           Registrant, the Partnership and Promus Hotels, Inc. (filed as
           Exhibit 10.27.1 to the December 1995 Registration Statement and incorporated herein by reference).

10.11.3  - First Amendment to Subscription Agreements dated as of November 16,
           1995 among the Registrant, the Partnership and Promus Hotels, Inc.
           (filed as Exhibit 10.27.2 to the December 1995 Registration
           Statement and incorporated herein by reference).

10.11.4  - Second Amendment to Subscription Agreements dated as of December 12,
           1995 among the Registrant, the Partnership and Promus Hotels, Inc.
           (filed as Exhibit 10.27.3 to the December 1995 Registration
           Statement and incorporated herein by reference).

10.12.1  - Master Agreement with respect to the purchase of the CSS Hotels between Minnesota Hotel Company, Inc. ("MHCI") and FelCor/CSS
           Holdings, L.P. ("Holdings") dated as of September 19, 1995 (filed as
           Exhibit 10.20.1 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1995 (the "1995 Third Quarter 10-Q") and incorporated herein by reference).

10.12.2  - Letter agreement with respect to amendments to Master Agreement between MHCI and Holdings dated as of November 6, 1995 (filed as Exhibit 10.20.2 to the 1995 Third Quarter 10-Q and incorporated herein by reference).

10.12.3  - Letter agreement dated January 3, 1996, among MHCI, Crown Sterling
           Management, Inc. ("CSM"), Crown Sterling Incorporated ("CSI"),
           Holdings, and PFS Ventures, Inc. ("PFS") relating to amendments to Master Agreement dated as of September 19, 1995 between MHCI and
           Holdings ("Master Agreement") and Asset Purchase Agreement dated as of September 19, 1995 among CSM, CSI and PFS ("Asset Purchase
           Agreement") (filed as Exhibit 10.20.3 to the 1996 Form 8-K and incorporated herein by reference).

10.12.4  - Letter agreement dated March 26, 1996, among MHCI, Napa Wine Country
           Hotel, a California Limited Partnership, Mandalay Beach, California
           Hotel Associates, a California Limited Partnership ("MBC"), CSM,
           CSI, Holdings and PFS relating to amendments to Master Agreement, Asset Purchase Agreement and Partnership Interests Purchase
           Agreement dated as of September 19, 1995 among MHCI, MBC, Robert E.
           Woolley and Holdings ("Partnership Interests Purchase Agreement")
           (filed as Exhibit 10.20.4 to the 1996 Form 8-K and incorporated herein by reference).

10.13    - Partnership Interests Purchase Agreement with respect to the LAX
           Airport and Mandalay Beach hotels among MHCI, MBC, Robert E. Woolley and Holdings dated as of September 19, 1995 (filed as Exhibit 10.21 to the 1995 Third Quarter 10-Q and incorporated herein by reference).

10.13.1  - Letter agreement dated March 27, 1996 among MHCI, MBC, Holdings and
           PFS relating to amendments to Partnership Interests Purchase
           Agreement (filed as Exhibit 10.21.1 to the 1996 Form 8-K and incorporated herein by reference).

10.13.2  - Letter agreement dated March 27, 1996, among MHCI, MBC, CSM, CSI,
           Holdings and PFS relating to amendments to Partnership Interests
           Purchase Agreement and Asset Purchase Agreement (filed as Exhibit
           10.21.2 to the 1996 Form 8-K and incorporated herein by reference).

10.14.1  - Asset Purchase Agreement with respect to the CSS Hotels among CSM,
           CSI and PFS dated as of September 19, 1995 (filed as Exhibit 10.22.1 to the 1995 Third Quarter 10-Q and incorporated herein by reference).

10.14.2  - Letter agreement with respect to amendments to Asset Purchase
           Agreement among CSM, CSI and PFS dated as of November 6, 1995 (filed as Exhibit 10.22.2 to the 1995 Third Quarter 10-Q and incorporated herein by reference).

10.15    - Escrow Agreement among MHCI, CSM, CSI, Robert E. Woolley,
           Charles  M. Sweeney, Holdings and PFS dated as of September 19, 1995
           (filed as Exhibit 10.23 to the 1995 Third Quarter 10-Q and incorporated herein by reference).

10.16    - Purchase Agreement relating to the purchase of all of the limited partner interest in Holdings between the Partnership and DJONT/CSS
           Holdings, Inc. dated as of September 19, 1995 (filed as Exhibit
           10.24 to the 1995 Third Quarter 10-Q and incorporated herein by reference).

10.17    - Purchase Agreement related to the purchase of all of the general partner interest in Holdings between the Partnership and PFS dated as of September 19, 1995 (filed as Exhibit 10.25 to the 1995 Third
           Quarter 10-Q and incorporated herein by reference).

 10.18 - Letter agreement among the Registrant, the Partnership, Holdings, and Smith Barney Mortgage Capital Group, Inc. ("SBMCG") dated as of
           September 28, 1995 with respect to the commitment of SBMCG to provide up to $220 million principal amount of interim recourse secured financing to Holdings (filed as Exhibit 10.26 to the 1995
           Third Quarter 10-Q and incorporated herein by reference).

 10.19 - Registration Rights Agreement dated as of November 17, 1995 between the Registrant and Cleveland Finance Associates Limited Partnership
           (filed as Exhibit 10.27 to the 1995 10-K and incorporated herein by reference).

 10.20 - Registration Rights Agreement dated as of January 3, 1996 between the Registrant and Robert E. Woolley and Charles M. Sweeney (filed as Exhibit 10.28 to the 1995 10-K and incorporated herein by reference).

 10.21   - Credit Agreement dated as of January 31, 1996, by and among
           Holdings, as borrower, the Partnership, the Registrant and The Bank of Nova Scotia, New York Agency (filed as Exhibit 10.29 to the 1995
           10-K and incorporated herein by reference).

 10.22 - Credit Agreement dated as of February 6, 1996, by and among the Partnership, as borrower, Holdings and the Registrant, as guarantors, and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 10.30 to the 1996 Form 8-K and incorporated herein by reference).

 10.23   - Amended and Restated Revolving Credit Agreement dated as of October
           18, 1996 among the Registrant and the Partnership, as Borrower, the Lenders party thereto, The Chase Manhattan Bank, as Administrative
           Agent , and Wells Fargo Bank, National Association, as Documentation
           Agent (filed as Exhibit 10.31 to the 1996 Third Quarter 10-Q and incorporated herein by reference).

 21.1    - List of Subsidiaries of the Registrant.

 27      - Financial Data Schedule.

 (b) Reports on Form 8-K.

     No Current Report on Form 8-K was filed by the Company during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FELCOR SUITE HOTELS, INC.



                                By: /s/ William S. McCalmont
                                   -------------------------------------
                                         William S. McCalmont
                      Senior Vice President, Chief Financial Officer & Treasurer

Date:    March 27, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Date                                 Signature
           ----                                 ---------

      March 27, 1997                  /s/ Hervey A. Feldman
                                     -------------------------------------
                                               Hervey A. Feldman
                                       Chairman of the Board and Director

      March 27, 1997                  /s/ Thomas J. Corcoran, Jr.
                                     -------------------------------------
                                            Thomas J. Corcoran, Jr.
                                             President and Director
                                           (Chief Executive Officer)

      March 27, 1997                  /s/ William S. McCalmont
                                     -------------------------------------
                                              William S. McCalmont
                                             Senior Vice President
                                           (Chief Financial Officer)

      March 27, 1997                  /s/ Lester C. Johnson
                                     -------------------------------------
                                               Lester C. Johnson
                                         Vice President and Controller

      March 27, 1997                  /s/ Richard S. Ellwood
                                     -------------------------------------
                                               Richard S. Ellwood
                                                    Director

      March 27, 1997                  /s/ Richard O. Jacobson
                                     -------------------------------------
                                              Richard O. Jacobson
                                                    Director

      March __, 1997
                                     -------------------------------------
                                              Charles N. Mathewson
                                                    Director

      March 27, 1997                  /s/ Thomas A. McChristy
                                     -------------------------------------
                                              Thomas A. McChristy
                                                    Director

      March 27, 1997                  /s/ Donald J. McNamara
                                     -------------------------------------
                                               Donald J. McNamara
                                                    Director

                           FELCOR SUITE HOTELS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                           FELCOR SUITE HOTELS, INC.

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
Consolidated Balance Sheets - December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
Consolidated Statements of Operations for the years ended December 31, 1996 and 1995 and the period from July 28, 1994 (inception of operations) through December 31, 1994  . . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996 and 1995 and  the period from May 16, 1994 through December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995 and the period from July 28, 1994 (inception of operations) through December 31, 1994 . . . . . . . . . . . . . . . . . . . F-6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1996 . . . . . . . . . . . . . . . . . .  F-23

                                                 DJONT OPERATIONS, L.L.C.

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-24
Consolidated Balance Sheets - December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-25
Consolidated Statements of Operations for the years ended December 31, 1996 and 1995 and the period from July 28, 1994 (inception of operations) through December 31, 1994  . . . . . . . . . . . . .  F-26
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996 and 1995 and the period from July 28, 1994 (inception of operations) through December 31, 1994  . . . . . . . . . . . . . . .  F-27
Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995 and the period from July 28, 1994 (inception of operations) through December 31, 1994  . . . . . . . . . . . . .  F-28
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-29

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of FelCor Suite Hotels, Inc.

         We have audited the accompanying consolidated financial statements and the financial statement schedule of FelCor Suite Hotels, Inc. listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FelCor Suite Hotels, Inc. as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the period from July 28, 1994 (inception of operations) through December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Dallas, Texas
January 22, 1997
  except as to the information
  presented in the second paragraph
  of Note 5, the first paragraph of
  Note 6 and Note 17 for which the
  date is March 10, 1997

                           FELCOR SUITE HOTELS, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                            1996         1995
                                                                                         ---------      -------
Investment in hotels, net of accumulated depreciation of
   $36,718 in 1996 and $10,244 in 1995  . . . . . . . . . . . . . . . . . . . . . . .      $899,691      $325,155
Investment in unconsolidated partnerships . . . . . . . . . . . . . . . . . . . . . .        59,867        13,819
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,793       166,821
Deposits and prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,616        35,317
Due from Lessee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,526         2,396
Deferred expenses, net of accumulated amortization of
  $364 in 1996 and $252 in 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,235         1,713
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,060         3,138
                                                                                           --------      --------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $978,788      $548,359
                                                                                           ========      ========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY



Distributions payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  16,090      $ 4,918
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . . . . . . .         5,235        3,552
Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       226,550        8,410
Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,875       11,256
Minority interest in Partnership, 2,786 and 2,695 units issued and
   outstanding at December 31, 1996 and 1995, respectively  . . . . . . . . . . . . .        76,112       58,837
                                                                                           --------      -------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       336,862       86,973
                                                                                          ---------      -------
Commitments and contingencies (Notes 5 and 9)

Shareholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized, 6,050 shares issued
   and outstanding at December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .       151,250
Common stock, $.01 par value, 50,000 shares authorized, 23,502 and 21,135 shares issued and outstanding at December 31, 1996 and
   1995, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           235          211
Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       505,082      463,524

Unearned officers' and directors' compensation  . . . . . . . . . . . . . . . . . . .        (1,454)        (473)
Distributions in excess of earnings . . . . . . . . . . . . . . . . . . . . . . . . .       (13,187)      (1,876)
                                                                                          ---------    ---------

         Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .       641,926      461,386
                                                                                          ---------     --------

         Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . .      $978,788     $548,359
                                                                                           ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                          FELCOR SUITE HOTELS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
          AND THE PERIOD FROM JULY 28, 1994 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   1996         1995           1994
                                                                                  -------     ---------       -------
Revenues:
         Percentage lease revenue . . . . . . . . . . . . . . . . . . . . .       $97,950      $ 23,787     $   6,043
         Income from unconsolidated partnerships  . . . . . . . . . . . . .         2,010           513
         Other income . . . . . . . . . . . . . . . . . . . . . . . . . . .           984         1,691           207
                                                                                    -----       -------         -----
                 Total revenues . . . . . . . . . . . . . . . . . . . . . .       100,944        25,991         6,250
                                                                                  -------     ---------       -------
Expenses:
         General and administrative . . . . . . . . . . . . . . . . . . . .         1,819           870           355
         Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,544         5,232         1,487
         Taxes, insurance and other . . . . . . . . . . . . . . . . . . . .        13,897         2,563           881
         Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .         9,803         2,004           109
         Minority interest  . . . . . . . . . . . . . . . . . . . . . . . .         5,590         3,131           907
                                                                                  -------       -------         -----

                 Total expenses . . . . . . . . . . . . . . . . . . . . . .        57,653        13,800         3,739
                                                                                 --------     ---------       -------

Income before extraordinary charge  . . . . . . . . . . . . . . . . . . . .        43,291        12,191         2,511

Extraordinary charge from write off of deferred financing fees  . . . . . .         2,354
                                                                                 --------     ---------       -------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,937        12,191         2,511

Preferred dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,734
                                                                                 --------     ---------       -------

Net income applicable to common shareholders  . . . . . . . . . . . . . . .       $33,203      $ 12,191     $   2,511
                                                                                  =======      ========     =========



Per common share information:
         Net income applicable to common shareholders
            before extraordinary charge . . . . . . . . . . . . . . . . . .       $  1.54         $1.70         $0.54

         Extraordinary charge . . . . . . . . . . . . . . . . . . . . . . .          0.10
                                                                                 --------     ---------       -------

         Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1.44         $1.70         $0.54
                                                                                  =======         =====         =====

         Weighted average number of common shares outstanding . . . . . . .        23,076         7,165         4,690
                                                                                   ======         =====         =====




  The accompanying notes are an integral part of these consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
           AND THE PERIOD FROM MAY 16, 1994 THROUGH DECEMBER 31, 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     Unearned
                                                       Common Stock                  Officers'  Distribu-
                                                     ---------------    Additional     and       tions in      Total
                                           Preferred  Number of           Paid-in    Directors'  Excess of Shareholders'
                                             Stock     Shares   Amount   Capital   Compensation  Earnings     Equity
                                           --------    ------  -------   --------  ------------  --------   ---------
Issuance of common shares, net of
 offering  expenses and allocation to
 minority interest                                      4,686    $  47  $ 69,691                          $   69,738

Issuance of directors' shares                               4                 85      $   (85)

Distributions declared:
   $0.657 per common share                                                                      $(3,079)      (3,079)

Amortization of unearned
   directors' compensation                                                                 85                     85


Net income                                                                                        2,511        2,511
                                           --------    ------  -------   --------    --------  --------     ---------
Balance at December 31, 1994                            4,690       47    69,776                   (568)      69,255

Issuance of common shares, net of
  offering  expenses                                   16,411      164   402,124                             402,288

Allocation to minority interest                                           (9,115)                             (9,115)

Issuance of officers' and directors'
  shares                                                   34                 739        (631)                   108

Distributions declared:
   $1.84 per common share                                                                       (13,499)     (13,499)

Amortization of unearned officers' and
   directors' compensation                                                                158                    158


Net income                                                                                       12,191       12,191
                                           --------    ------  -------   --------    --------  --------     ---------

Balance at December 31, 1995                           21,135      211   463,524         (473)   (1,876)     461,386

Issuance of common shares                               1,913       19    50,952                              50,971

Issuance of officers' and directors'                                 1
  shares                                                   53               1,486      (1,487)

Conversion of Partnership units to
  common shares                                           401        4                                             4

Issuance of preferred stock,
   net of offering expenses                $151,250                       (6,998)                             144,252


Distributions/dividends declared:
   $1.92 per common share                                                                       (44,514)     (44,514)
   $1.2783 per preferred share                                                                   (7,734)      (7,734)

Allocation to minority interest                                           (3,882)                             (3,882)

Amortization of unearned officers' and
   directors' compensation                                                                506                    506

Net income                                                                                        40,937       40,937
                                           --------    ------  -------   --------    --------  ---------    ---------
Balance at December 31, 1996               $151,250    23,502  $   235   $505,082    $ (1,454) $ (13,187)   $ 641,926
                                           ========    ======  =======   ========    ========  =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
 AND THE PERIOD FROM JULY 28, 1994 (INCEPTION OF OPERATIONS) THROUGH DECEMBER
                                   31, 1994
                                 (IN THOUSANDS)

                                                                                     1996        1995          1994
                                                                                   --------     --------      -------
Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   40,937    $  12,191    $   2,511
    Adjustments to reconcile net income to net cash provided
       by operating activities, net of effects of acquisitions:
       Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,544        5,385        1,487
       Amortization of deferred financing fees and organization costs . . . . .         554          228           24
       Amortization of unearned officers' and directors' compensation . . . . .         506          158           85
       Income from unconsolidated partnerships  . . . . . . . . . . . . . . . .      (2,010)        (513)
       Cash distributions from unconsolidated partnerships  . . . . . . . . . .       1,954
       Extraordinary charge for write off of deferred financing fees  . . . . .       2,354
       Fully vested officer stock grant . . . . . . . . . . . . . . . . . . . .                      108
       Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,590        3,131          907

    Changes in assets and liabilities:
       Due from Lessee  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,130)      (1,137)      (1,259)
       Deferred costs and other assets  . . . . . . . . . . . . . . . . . . . .         353       (2,217)        (407)
       Accrued expenses and other liabilities . . . . . . . . . . . . . . . . .         280          741          611
                                                                                   --------     --------      -------
      Net cash flow provided by operating activities  . . . . . . . . . . . . .      73,932       18,075        3,959
                                                                                  ---------     --------     --------
Cash flows from investing activities:
  Acquisition of hotels . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (365,907)    (219,164)     (23,550)
  Prepayments under purchase agreements . . . . . . . . . . . . . . . . . . . .                  (21,701)
  Acquisition of unconsolidated partnerships  . . . . . . . . . . . . . . . . .     (43,424)     (13,166)
  Improvements and additions to hotels  . . . . . . . . . . . . . . . . . . . .     (71,051)      (5,166)     (77,243)
                                                                                  ---------     --------     --------
  Net cash flow used in investing activities  . . . . . . . . . . . . . . . . .    (480,382)    (259,197)    (100,793)
                                                                                  ---------     --------     --------
Cash flows from financing activities:
  Proceeds from borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .     303,350      128,600        8,800
  Repayment of borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .    (193,954)    (129,850)
  Deferred financing fees . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,484)      (1,072)        (721)
  Proceeds from sale of common stock  . . . . . . . . . . . . . . . . . . . . .      44,978      426,502       99,583
  Proceeds from sale of preferred stock . . . . . . . . . . . . . . . . . . . .     151,250
  Costs associated with public offerings  . . . . . . . . . . . . . . . . . . .      (6,998)     (27,874)      (7,973)
  Proceeds from sale of partnership units . . . . . . . . . . . . . . . . . . .                   25,000
  Distributions paid to limited partners  . . . . . . . . . . . . . . . . . . .      (5,353)      (2,993)        (462)
  Distributions paid to common shareholders . . . . . . . . . . . . . . . . . .     (36,583)     (11,488)      (1,275)
  Dividends paid to preferred shareholders  . . . . . . . . . . . . . . . . . .      (4,784)
                                                                                  ---------     --------     --------
      Net cash flow provided by financing activities  . . . . . . . . . . . . .     247,422      406,825       97,952
                                                                                  ---------     --------     --------
Net change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .    (159,028)     165,703        1,118
Cash and cash equivalents at beginning of periods . . . . . . . . . . . . . . .     166,821        1,118
                                                                                  ---------     --------     --------
Cash and cash equivalents at end of years . . . . . . . . . . . . . . . . . . .    $  7,793     $166,821     $  1,118
                                                                                   ========     ========     ========

Supplemental cash flow information - interest paid  . . . . . . . . . . . . . .    $  9,168     $  1,467
                                                                                   ========     ========



  The accompanying notes are an integral part of these consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         FelCor Suite Hotels, Inc., formed as a self-administered real estate investment trust ("REIT"), was incorporated on May 16, 1994 and commenced operations on July 28, 1994. At the commencement of operations, FelCor Suite Hotels, Inc. ("FelCor") acquired an equity interest of approximately 75% in FelCor Suites Limited Partnership (the "Partnership"), which owned six Embassy Suites(R) hotels (the "Initial Hotels") with an aggregate of 1,479 suites. The Partnership had acquired the Initial Hotels through a merger with entities, originally formed in 1991, controlled by Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board of Directors and Chief Executive Officer of the Company, respectively.

         At December 31, 1996, FelCor owned interests in 43 hotels with an aggregate of 10,196 suites (collectively the "Hotels") through its 89.4% aggregate ownership of the Partnership and its consolidated subsidiaries (collectively, the "Company"). FelCor also acts as the sole general partner in the Partnership. The Company owns 100% equity interests in 37 of the Hotels, a 97% interest in the partnership that owns the Los Angeles International Airport hotel and 50% interests in separate partnerships that own five hotels. At December 31, 1996, 39 of the Hotels are operated as Embassy Suites hotels, two as Doubletree Guest Suites(R) hotels, one as a Hilton Suites(R) hotel and one hotel is in the process of being converted to an Embassy Suites hotel. The Hotels are located in 16 states, with 17 hotels in California and Florida. The following table provides certain information regarding the Company's Hotels acquired through December 31, 1996:

                                NUMBER OF HOTELS                                 AGGREGATE
                                    ACQUIRED           NUMBER OF SUITES      ACQUISITION PRICE
                                  ------------         ----------------      -----------------
                                                                           (DOLLARS IN MILLIONS)
         1994
         ----
         Initial Hotels                6                     1,479                   $81.5
         4th Quarter                   1                       251                    25.8

         1995
         ----
         1st Quarter                   2                       350                    27.4
         2nd Quarter                   1                       100                     9.4
         3rd Quarter                   3                       542                    31.3*
         4th Quarter                   7                     1,657                   169.0

         1996
         ----
         1st Quarter                  14                     3,501                   383.5
         2nd Quarter                   3                       691                    68.1
         3rd Quarter                   4                     1,005                    30.8**
         4th Quarter                   2                       572                    78.1
                                   -----                    ------                  ------
                                      43                    10,148                   904.9
                                   =====
Additional suites constructed by
the Company at Hotels                                           48                     5.3
                                                            ------                  ------
                                                            10,196                  $910.2
                                                            ======                  ======

         * Includes the purchase price of the Company's 50% interest in the unconsolidated partnership owning the 262 suite, Chicago-Lombard, Illinois hotel.

         ** Represents the purchase price of the Company's 50% interest in separate unconsolidated partnerships owning hotels in Marin County, California; Parsippany, New Jersey; Charlotte, North Carolina; and Indianapolis, Indiana, with an aggregate 1,005 suites.

         In addition, the Company has started construction on 129 net additional suites, meeting rooms and other public area upgrades at one of the Hotels, at an estimated cost of $15.8 million.

                           FELCOR SUITE HOTELS, INC.

1.  ORGANIZATION -- (CONTINUED)

         The Company leased all of the Hotels to DJONT Operations, L.L.C. or a consolidated subsidiary (collectively the "Lessee") under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Messrs. Feldman and Corcoran beneficially own 50% of the common equity interest in the Lessee. The remaining 50% of the Lessee is beneficially owned by the children of Charles N. Mathewson, a director of the Company. The Lessee has entered into management agreements pursuant to which 38 of the Hotels are managed by Promus Hotels, Inc. ("Promus"), two of the Hotels are managed by a subsidiary of Doubletree Hotel Corporation ("Doubletree"), two of the Hotels are managed by American General Hospitality, Inc. ("AGHI") and one is managed by Coastal Hotel Group, Inc. ("Coastal").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation -- The consolidated financial statements include the accounts of FelCor, the Partnership and the Holdings Partnerships as described in Note 8. All significant intercompany balances and transactions have been eliminated.

         Investment in Hotels -- Hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 31-40 years for buildings and improvements and 5 to 7 years for furniture, fixtures and equipment.

         The Company reviews the carrying value of each hotel to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investment in hotels.

         Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts, and the related gain or loss is included in operations.

         Investment in Unconsolidated Partnerships --The Company carries its investment in unconsolidated partnerships at cost, plus its equity in net earnings, less distributions received since the date of acquisition. Equity in net earnings is being adjusted for the straight-line amortization, over a 40 year period, of the difference between the Company's cost and its proportionate share of the underlying net assets at date of acquisition.

         Cash and Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

         Deposits and Prepayments -- Deposits and prepayments at December 31, 1996 consist of deposits associated with the capitalized land and building lease further described in Note 5. At December 31, 1995 the deposits and prepayments consisted of the aforementioned deposits and prepayments associated with hotel purchases.

                           FELCOR SUITE HOTELS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Deferred Expenses -- Deferred expenses at December 31, 1996 and 1995 consist of the following (in thousands):

                                                                   1996       1995
                                                                   ----       ----
Organization costs  . . . . . . . . . . . . . . . . . . . . . .   $   349      $ 172
Deferred financing fees . . . . . . . . . . . . . . . . . . . .     3,250      1,793
                                                                  -------    -------
                                                                    3,599      1,965
Accumulated amortization  . . . . . . . . . . . . . . . . . . .      (364)      (252)
                                                                  -------    -------
                                                                   $3,235     $1,713
                                                                  =======    =======

         Amortization of organization costs is computed using the straight-line method over three to five years. Amortization of deferred financing fees is computed using the interest method over the maturity of the loans.

         Revenue Recognition -- Percentage lease revenue is recognized when earned from the Lessee under the Percentage Lease agreements (Note 9). The Lessee is in compliance with its obligations under the Percentage Leases.

         Net Income Per Common Share -- Net income per common share has been computed by dividing net income applicable to common shareholders by the weighted average number of common shares and equivalents outstanding. Common share equivalents that have an immaterial dilutive effect include convertible preferred stock and outstanding common stock options.

         Distributions and Dividends -- The Company pays regular quarterly distributions on its common stock which are dependent on receipt of distributions from the Partnership. Additionally, the Company pays regular quarterly dividends on preferred stock in accordance with its preferred stock dividend requirements.

         Minority Interest -- Minority interest in the Partnership represents the limited partners' proportionate share of the equity in the Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

         Stock Based Compensation Plans -- The Company applies APB Opinion No. 25 and related interpretations in its accounting for stock based compensation plans. Accordingly the Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation."

         Income Taxes -- The Company is qualified as a REIT under Sections 856 to 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

         Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. Distributions made in 1996 and 1995 represent approximately a 11.5% and 8.7% return of capital, respectively, for federal income tax purposes.

                           FELCOR SUITE HOTELS, INC.

3.  INVESTMENT IN HOTELS

         Investment in hotels at December 31, 1996 and 1995 consist of the following (in thousands):

                                                       1996         1995
                                                       ----         ----
Land  . . . . . . . . . . . . . . . . . . . . . .     $  89,106   $  31,123
Building and improvements . . . . . . . . . . . .       744,758     279,349
Furniture, fixtures and equipment . . . . . . . .        77,526      19,704
Construction in progress  . . . . . . . . . . . .        25,019       5,223
                                                       --------    --------
                                                        936,409     335,399
Accumulated depreciation  . . . . . . . . . . . .       (36,718)    (10,244)
                                                      ---------   ---------
                                                       $899,691    $325,155
                                                       ========    ========

4.  INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

         The Company owned 50% interests in separate partnerships owning five hotels, a parcel of undeveloped land and a condominium management company at December 31, 1996 and one hotel at December 31, 1995. The Company is accounting for its investments in these unconsolidated partnerships under the equity method.

Summarized combined financial information for unconsolidated partnerships, of which the Company owns 50%, is as follows (in thousands):

                                                                     December 31,
                                                                  ----------------
                                                                  1996        1995
                                                                  ----        ----
Balance sheet information:
  Investment in hotels  . . . . . . . . . . . . . . . . . . .    $ 110,394   $ 23,385
  Non-recourse mortgage debt  . . . . . . . . . . . . . . . .    $  49,402
  Equity  . . . . . . . . . . . . . . . . . . . . . . . . . .    $  91,156   $ 24,609
Statement of operations information:
  Percentage lease revenue  . . . . . . . . . . . . . . . . .     $  9,974   $  1,420
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .     $  4,366   $  1,050

5.  DEBT  AND CAPITAL LEASE OBLIGATIONS

         Debt at December 31, 1996 and 1995 consists of the following (in thousands):

                                                                        DECEMBER 31,
                                                                      ----------------
                                                                      1996        1995
                                                                      ----        ----
Line of Credit  . . . . . . . . . . . . . . . . . . . . . . . . .      $115,000

Term loan . . . . . . . . . . . . . . . . . . . . . . . . . . . .        85,000
Renovation Loan . . . . . . . . . . . . . . . . . . . . . . . . .        25,000
Promus note related to CSS purchase . . . . . . . . . . . . . . .                  $7,500
Other debt payable  . . . . . . . . . . . . . . . . . . . . . . .         1,550       910
                                                                       --------     -----
                                                                       $226,550    $8,410
                                                                       ========    ======

         On September 30, 1996 the Company obtained a $250 million unsecured revolving credit facility ("Line of Credit"). Under this facility, the Company has the right to borrow up to $250 million based upon its ownership of qualifying unencumbered hotel assets until October 1, 1999, at which time the principal amount then outstanding will be due and payable. Interest payable on borrowings is variable, determined from a ratings based pricing matrix, initially set at LIBOR plus 175 basis points and is paid current throughout the year. Additionally, the Company is required to

                           FELCOR SUITE HOTELS, INC.

5.  DEBT AND CAPITAL LEASE OBLIGATIONS -- (CONTINUED)

pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, initially set at 35 basis points. The Company paid unused commitment fees of approximately $164,000 during 1996. At December 31, 1996, the line of credit interest rate was 7.25%.

         On March 10, 1997 the Company announced that it increased its Line of Credit from $250 million to $400 million which included a reduction in unused commitment fees from 35 basis points to 25 basis points, under substantially the same terms as the original Line of Credit.

         Simultaneous with the closing of the Line of Credit in September, 1996, the Company retired a $65 million collateralized term loan and replaced an existing $100 million collateralized revolving credit facility with an $85 million four-year collateralized term loan. This term loan bears interest at LIBOR plus 150 basis points, interest is paid current throughout the year, and the note is collateralized by interests in nine of the Company's hotels. Principal payments commence on October 1, 1997 and are based on a 15 year amortization schedule, adjusted annually for the then current interest rates. All outstanding principal and accrued interest is due and payable on September 30, 2000. At December 31, 1996 the term loan interest rate was 7.125%.

         The Company has a $25 million loan facility ("Renovation Loan") which has been used to fund a portion of the renovation cost of the CSS Hotels (Note
8) converted to Embassy Suites hotels. The facility is guaranteed by Promus, bears interest at LIBOR plus 45 basis points (6.08% at December 31, 1996), requires monthly interest payments, and quarterly principal payments of $1.25 million beginning June 1999 and matures in June 2000.

         Under its loan agreements, the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at December 31, 1996.

         During the fourth quarter of 1996, the Company entered into two separate interest rate swap agreements to manage the relative mix of its debt between fixed and variable rate instruments. These interest rate swap agreements modify a portion of the interest characteristics of FelCor's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by FelCor at December 31, 1996 are summarized in the following table:

                                                   Swap Rate
                                                    Received
                      Swap Rate      Effective   (Variable) at         Swap
  Notional Amount    Paid (Fixed)   Fixed Rate      12/31/96         Maturity
  ---------------    ------------   ----------    ------------     ------------
$50 million           6.11125%     7.61125%       5.53516%       October 1999
$25 million           5.95500%     7.45500%       5.5000%        November 1999

         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of its interest rate agreement and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

                           FELCOR SUITE HOTELS, INC.

5.  DEBT AND CAPITAL LEASE OBLIGATIONS -- (CONTINUED)

         Capital lease obligations at December 31, 1996 and 1995 consists of the following (in thousands):

                                                                      December 31,
                                                                    ----------------
                                                                    1996        1995
                                                                    ----        ----
Capital land and building lease obligations . . . . . . . . .     $  9,675     $10,043
Capital equipment lease obligations . . . . . . . . . . . . .        3,200       1,213
                                                                   -------     -------
                                                                   $12,875     $11,256
                                                                   =======     =======

         The Company assumed the obligation for a capital industrial revenue bond lease for land and building associated with the purchase of the Embassy Suites hotel - St. Paul in November 1995. The term of the lease is through August 31, 2011 and contains a provision that allows the Company to purchase the property at the termination of the lease, under certain conditions, for a nominal amount.

         The Company assumed various capital equipment leases associated with hotels purchased in 1995 and 1996. These capital leases are generally for telephones and televisions and vary in remaining terms from one year to four years.

         Minimum future lease payments under capital leases at December 31, 1996 are as follows (in thousands):

YEAR
----
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,297
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,731
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,464
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,300
2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,217
2002 and thereafter . . . . . . . . . . . . . . . . . . . . . . . . .          11,770
                                                                             --------
                                                                               21,779
Executory costs . . . . . . . . . . . . . . . . . . . . . . . . . . .            (846)
Imputed interest  . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,058)
                                                                             --------
Present value of net minimum lease payments . . . . . . . . . . . . .         $12,875
                                                                              =======

         The Company's charter limits consolidated indebtedness to 40% of the Company's investment in hotels, at cost, on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. For purposes of this limitation, the Company's consolidated indebtedness includes borrowings and capital lease obligations and consolidated investment in hotels, at cost, is its investment, at cost, in hotels, as reflected in its consolidated financial statements plus (to the extent not otherwise reflected) the value (as determined by the Board of Directors at the time of issuance) of any equity securities issued, otherwise than for cash, by the Company or any of its subsidiaries in connection with the acquisition of hotels. Under this definition as of December 31, 1996, the Company's investment in hotels at cost was $1.0 billion. Accordingly, the Company's maximum permitted indebtedness would have been approximately $400 million (of which $239 million was borrowed at December 31, 1996). Assuming all of this additional debt capacity, and the Company's available cash and cash equivalents were used for the acquisition of additional hotels, the Company's investment in hotels would increase to approximately $1.3 billion and the maximum permitted indebtedness would increase to approximately $525 million.

                           FELCOR SUITE HOTELS, INC.

6.  CAPITAL STOCK

         At December 31, 1996 the Company had completed the following public offerings:

                                                                   Offering Price
                  Security                      Date Completed       Per Share     Shares Sold    Net Proceeds
                  --------                      --------------       ---------     -----------    ------------
Common Stock (Initial Public Offering)      July 28, 1994              $21.25          4,686,250   $91.6 million
Common Stock                                May 30, 1995               $25.00          3,450,000   $81.0 million
Common Stock                                December 20, 1995          $26.50         12,650,000  $312.6 million
Preferred Stock                             May 6, 1996                $25.00          6,050,000  $144.3 million

         On April 25, 1996, the SEC declared effective the Company's omnibus shelf registration statement ("Shelf Registration"), which provides for offerings by the Company from time to time of up to an aggregate of $500 million in securities, which may include its debt securities, preferred stock, common stock and/or common stock warrants. The Company had issued approximately $151 million under the Shelf Registration at December 31, 1996 leaving approximately $349 million available. In February 1997, the Company issued approximately $107 million in common stock under the Shelf Registration.

Preferred Stock

         The Board of Directors is authorized to provide for the issuance of up to 10,000,000 shares of Preferred Stock in one or more series, to establish the number of shares in each series and to fix the designation, powers preferences, and rights of each such series and the qualifications, limitations or restrictions thereof. On May 6, 1996, the Company completed an offering, pursuant to the Shelf Registration of six million shares of its $1.95 Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at $25 per share. An additional fifty thousand shares of Series A Preferred Stock were issued at $25 per share pursuant to the exercise of the underwriters' over-allotment option. The Series A Preferred Stock bears an annual dividend equal to the greater of $1.95 per share (yielding 7.8% based on the $25 purchase price) or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A Preferred Stock is then convertible and is cumulative from May 6, 1996. Each share of the Series A Preferred Stock is convertible at the shareholder's option to 0.7752 shares of common stock, subject to certain adjustments, and may not be redeemed by the Company before April 30, 2001. At December 31, 1996, all dividends then payable on the Preferred Stock had been paid.

Common Stock

         In addition to the aforementioned public offerings of Common Stock, Promus purchased an aggregate of approximately 1.9 million shares of Common Stock, pursuant to subscription agreements, during 1995 and 1996 at a subscription price of $26.50 per share for an aggregate cost of $50 million. Promus has satisfied its commitment to purchase Common Stock under the aforementioned subscription agreements.

Partnership Units

         The outstanding units of limited partnership interests in the Partnership ("Units") are redeemable at the option of the holder for a like number of shares of Common Stock or, at the option of the Company, for the cash equivalent thereof.

         Pursuant to a subscription agreement with Promus, the Partnership issued an aggregate 1.0 million Units to Promus in November and December 1995, at the subscription price of $25.00 per Unit. An aggregate of 491,703 additional Partnership Units were issued to sellers in conjunction with the purchase of two hotels and the acquisition of partnership interests in two additional hotels in 1996. Promus has satisfied its commitment to purchase Units under the aforementioned subscription agreement.

                           FELCOR SUITE HOTELS, INC.

7.  TAXES, INSURANCE AND OTHER

         Taxes, insurance and other is comprised of the following for the years ended December 31, 1996 and 1995 and for the period from July 28, 1994 (inception of operations) through December 31, 1994 (in thousands):

                                                                                    1996      1995      1994
                                                                                    ----      ----      ----
Real estate and personal property taxes . . . . . . . . . . . . . . . . . . .      $11,110    $2,233     $620
Property insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,312       155       69
Land lease expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          952
State franchise taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .          472       175      192
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           51
                                                                                   -------    ------     ----
         Total taxes, insurance and other . . . . . . . . . . . . . . . . . .      $13,897    $2,563     $881
                                                                                   =======    ======     ====

8.  BUSINESS COMBINATION

         On December 29, 1995 the Partnership acquired approximate 99% limited partnership interests in entities ("Holdings Partnerships") formed to facilitate the acquisition and financing of up to 18 Crown Sterling Suites(R) hotels ("CSS Hotels") and certain other hotels pending the completion of a common stock offering. Such common stock offering was completed on December 20, 1995 and at that date the Holdings Partnerships had acquired six of the CSS Hotels and one additional hotel.

         A summary of the fair values of the acquired assets and liabilities of the Holdings Partnerships recorded at the date of acquisition, at December 29, 1995, is as follows (in thousands):

Investment in hotels  . . . . . . . . . . . . . . . . . . . . . . . .        $166,307
Prepayments under Purchase Agreements . . . . . . . . . . . . . . . .          13,616
Due from Lessee . . . . . . . . . . . . . . . . . . . . . . . . . . .             908
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             715
                                                                            ---------
                                                                              181,546
Debt and capital lease obligations  . . . . . . . . . . . . . . . . .          11,266
Accrued expenses and other liabilities  . . . . . . . . . . . . . . .           1,657
                                                                            ---------
                                                                               12,923
                                                                            ---------
Total purchase price  . . . . . . . . . . . . . . . . . . . . . . . .        $168,623
                                                                            =========

         The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the Holdings Partnerships since acquisition have been included in the Company's consolidated statements of operations.

9.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

         After conversion of the Myrtle Beach hotel acquired in December 1996, the Company will own interests in 40 Embassy Suites hotels, 2 Doubletree Guest Suites hotels and one Hilton Suites hotel. The Embassy Suites hotels and the Hilton Suites hotel operate pursuant to franchise license agreements, which require the payment of fees based on a percentage of suite revenue. These fees are paid by the Lessee. There are no separate franchise license agreements for the Doubletree Guest Suites hotels.

         The Hotels are managed by Promus, Doubletree, AGHI or Coastal on behalf of the Lessee. The Lessee pays the managers a base management fee based on a percentage of suite revenue and an incentive management fee based on the Lessee's income before overhead expenses for each hotel.

                           FELCOR SUITE HOTELS, INC.

9.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         The Company is to receive rental income from the Lessee under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels) and 2006 (19 hotels). The rental income under the Percentage Leases between the partnerships owning five hotels, of which the Company owns 50%, and the Lessee is payable to the respective partnerships and as such is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (base rents) under these noncancellable operating leases (excluding hotels owned by the previously noted partnerships) at December 31, 1996 is as follows (in thousands):

                                Year
                                ----
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 61,996
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            61,996
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            61,996
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            61,996
2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            61,996
2002 and thereafter . . . . . . . . . . . . . . . . . . . . . . . .           240,386
                                                                             --------
                                                                             $550,366
                                                                             ========

         At December 31, 1996 and 1995, the Lessee owed the Company approximately $5.5 million and $2.4 million, respectively, for such Percentage Lease rent to be paid in March of the subsequent year.

         The Percentage Lease revenue is based on a percentage of suite revenues, food and beverage revenues, and food and beverage rents of the Hotels. Both the base rent and the threshold suite revenue in each lease computation are subject to adjustments for changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year, for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 1997 and 1996 are 1.42% and 0.73% respectively.

         Under the Percentage Leases, the Partnership is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the Hotels, and to set aside 4% of suite revenues per month, on a cumulative basis, to fund therefrom (or from other sources) capital expenditures for the periodic replacement or refurbishment of furniture, fixtures and equipment required for the retention of the franchise licenses with respect to the Hotels. In addition, the Company will incur certain additional capital expenditures in connection with the conversion and upgrade of acquired hotels, which may be funded from cash on hand or borrowings under its line of credit.

         At December 31, 1996 the Company is committed to fund capital improvements to certain of its hotels of approximately $22 million pursuant to product improvements plans as required by the franchisors. These capital improvements are expected to be funded in 1997.

         The Company has entered into employment contracts with Messrs. Feldman and Corcoran, that will continue in effect until December 31, 1999 and, unless terminated, will be automatically renewed for successive one year terms. Pursuant to such agreements, Messrs. Feldman and Corcoran each received $5,000 per month during 1994, $10,000 per month during 1995 and $10,270 per month in 1996. Effective January 1, 1997, Mr. Feldman is entitled to receive $12,500 per month and Mr. Corcoran is entitled to receive $16,667 per month. In addition, the Company is required to maintain a comprehensive medical plan for such persons.

         The Company shares the executive offices and certain employees with FelCor, Inc. and the Lessee, and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel (other than Messrs. Feldman and Corcoran, whose compensation is borne solely by the Company), office supplies, telephones and depreciation of office furniture, fixtures and equipment. Any such allocation of shared

                           FELCOR SUITE HOTELS, INC.

9.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

expenses to the Company must be approved by a majority of the independent directors. During 1996 and 1995, the Company paid approximately $807,000 (approximately 38%) and $316,000 (approximately 31%), respectively, of the allocable expenses under this agreement.

10.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of hotels. These purchases were recorded under the purchase method of accounting. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):

                                                                          1996        1995        1994
                                                                          ----        ----        ----
Assets acquired . . . . . . . . . . . . . . . . . . . . . . . . . .      $494,354     $221,213    $25,750
Prepayments assumed . . . . . . . . . . . . . . . . . . . . . . . .                     13,616
Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . .      (108,744)        (910)    (2,200)
Capital land lease assumed  . . . . . . . . . . . . . . . . . . . .                    (10,045)
Capital equipment leases assumed  . . . . . . . . . . . . . . . . .        (2,823)      (1,211)
Common stock issued . . . . . . . . . . . . . . . . . . . . . . . .        (6,000)      (3,499)
Partnership units issued  . . . . . . . . . . . . . . . . . . . . .       (10,880)
                                                                         --------     --------    -------
         Net cash paid  . . . . . . . . . . . . . . . . . . . . . .      $365,907     $219,164    $23,550
                                                                         ========     ========    =======

         The Company purchased interests in unconsolidated partnerships during 1996 and 1995. These unconsolidated partnerships separately own five hotels located in Chicago-Lombard, Illinois; Marin County, California; Parsippany, New Jersey; Charlotte, North Carolina; and Indianapolis, Indiana, a parcel of undeveloped land in Myrtle Beach, South Carolina and a condominium management company in Myrtle Beach, South Carolina. These purchases were recorded under the equity method of accounting. The value of the assets recorded at the date of acquisition is as follows (in thousands):


                                                                                        1996       1995
                                                                                        ----       ----
              Acquisition of interests in unconsolidated partnerships                  $45,992    $13,166
Partnership units issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,568)
                                                                                       -------    -------
         Net cash paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $43,424    $13,166
                                                                                       =======    =======

         In 1994, limited partnership Units in the Partnership with a net book value of $25,237 were issued in exchange for the Initial Hotels. In exchange for the limited partnership Units, the Partnership acquired hotels for approximately $79,439 (recorded on an historical cost basis) and assumed debt of approximately $75,992 resulting in a net surplus of approximately $3,447.

         Approximately $16,090, $3,813 and $1,804 of aggregate preferred stock dividends and common stock distributions had been declared as of December 31, 1996, 1995 and 1994, respectively. These amounts were paid in January following each such year.

11.  STOCK BASED COMPENSATION PLANS

         The Company sponsors the FelCor Suite Hotels, Inc. 1994 Restricted Stock and Stock Option Plan ("1994 Plan"), and the FelCor Suite Hotels, Inc. 1995 Restricted Stock and Stock Option Plan (the "1995 Plan" and collectively, the "Plan"), which are stock based incentive compensation plans as described below. The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. In 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 Accounting for Stock-Based Compensation ("SFAS 123") which, if fully

                           FELCOR SUITE HOTELS, INC.

11.  STOCK BASED COMPENSATION PLANS -- (CONTINUED)

adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to adopt these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

Stock Options

         The Company is authorized to issue 450,000 shares of common stock under the 1994 Plan and 1,200,000 shares of common stock under the 1995 Plan pursuant to awards granted in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock. All options have 10 year contractual terms and vest over five years, (20% per year), beginning in the year following the date of grant. Awards may be made to key executives and other key employees of the Company, including officers of the Company and its subsidiaries.

         A total of 50,000 shares of stock may be issued as restricted stock under the 1994 Plan and a total of 133,333 shares of stock may be issued as restricted stock under the 1995 Plan.

         Under the Plan, the Company granted a total of 345,000 nonqualified stock options in 1995 and 327,500 nonqualified stock options in 1996.

         A summary of the status of the Company's nonqualified stock options as of December 31, 1996 and the changes during the year ended on that date is presented below:

                                                          1996                              1995
                                                        --------                          --------
                                                                Weighted                          Weighted
                                              # Shares of        Average        # Shares of        Average
                                               Underlying       Exercise        Underlying        Exercise
                                                Options          Prices           Options           Prices
                                             -------------    ------------     -------------     -----------
Outstanding at beginning of the year  . . .     515,000          $24.72           170,000          $20.81
Granted . . . . . . . . . . . . . . . . . .     327,500          $30.08           345,000          $26.64
Exercised . . . . . . . . . . . . . . . . .         0              n/a                0             n/a
Forfeited . . . . . . . . . . . . . . . . .       5,000          $30.00               0             n/a
Expired . . . . . . . . . . . . . . . . . .         0              n/a                0             n/a
Outstanding at end of year  . . . . . . . .     837,500          $26.78           515,000          $24.72
Exercisable at end of year  . . . . . . . .     155,000          $23.17            38,000          $20.59


                                          Options Outstanding                       Options Exercisable
                                          -------------------                       -------------------
                              Number        Wgtd. Avg.                             Number
         Range of           Outstanding     Remaining          Wgtd Avg.        Exercisable       Wgtd. Avg.
     Exercise Prices        at 12/31/96    Contr. Life      Exercise Price      at 12/31/96     Exercise Price
     ---------------        -----------    -----------      --------------      -----------     --------------
$18.75 to $22.00              170,000          6.76             $20.81                86,000        $20.38
$22.00 to $31.37              667,500          9.12             $28.30                69,000        $26.64
----------------              -------          ----             ------                ------        ------
$18.75 to $31.37              837,500          8.64             $26.78               155,000        $23.17

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 8.00%; risk free interest rates are different for each grant and range from 5.57% to 6.47%; the expected lives of options are 6 years; and volatility of 24.42% for all grants. The weighted average fair value of options granted during 1996 was $3.76 per share and the weighted average fair value of options granted during 1995 was $3.13 per share.

                           FELCOR SUITE HOTELS, INC.

11.  STOCK BASED COMPENSATION PLANS -- (CONTINUED)

Restricted Stock

         The Company may grant restricted (i.e., nonvested) shares of common stock under the 1994 Plan and 1995 Plan. Under the 1994 Plan, the Company may grant to employees (including officers and directors who also are employees and independent directors), as restricted common stock all or a portion of the 50,000 shares of common stock reserved under the 1994 Plan. Under the 1995 Plan, the Company may grant to employees (including officers and directors who also are employees and independent directors), as restricted common stock all or a portion of the 133,333 shares of common stock reserved under the 1995 Plan.

         In 1995, the Company issued 46,500 shares of restricted common stock under the Plan. A total of 42,500 shares vest over a five year period (20% per year, beginning in the year following the date of grant), and the remaining 4,000 shares, granted to independent directors in lieu of cash compensation, vested immediately on the date of grant.

         In 1996, the Company issued 33,000 shares of restricted common stock under the Plan. A total of 26,500 of the shares vest over a five year period (20% per year, beginning in the year following the first anniversary date of the grant), 4,000 shares granted to independent directors in lieu of cash compensation, vested immediately on the date of grant, and the remaining 2,500 shares vest 100% on January 1, 1997.

         In accordance with APB 25, upon the issuance of restricted shares of common stock under the Plan, the Company recognized a compensation cost for the restricted common stock in the amount of $1.5 million for 1996 and $631,000 for 1995. This cost is charged to shareholders' equity and recognized as amortization expense ratably over the applicable vesting period, in the amount of $507,000 for 1996 and $158,000 for 1995. The weighted average share price at the date of grant for 33,000 restricted shares of common stock issued in 1996 is $29.99. The weighted average share price at the date of grant for 46,500 restricted shares of common stock issued in 1995 is $24.09.

         A summary of the status of the Company's restricted stock grants as of December 31, 1996 and the changes during the year ended on that date is presented below:

                                                                   1996                        1995
                                                                 --------                    --------
                                                                      Weighted                    Weighted
                                                                       Average                     Average
                                                                     Fair Market                 Fair Market
                                                        # Shares   Value at Grant   # Shares   Value at Grant
                                                        --------   --------------   --------   --------------
Outstanding at beginning of the year  . . . . . . . .       46,500     $24.09               0       n/a
Granted:
   With 5 year graded vesting . . . . . . . . . . . .       26,500     $29.94          42,500      $24.32
   Vest 100% at grant date  . . . . . . . . . . . . .        4,000     $30.00           4,000      $21.63
   Vest 100% within 12 months of grant  . . . . . . .        2,500     $30.50               0       n/a
Total granted . . . . . . . . . . . . . . . . . . . .       33,000     $29.99          46,500      $24.09
Outstanding at end of year  . . . . . . . . . . . . .       79,500     $26.54          46,500      $24.09
Vested at end of year . . . . . . . . . . . . . . . .       16,500     $25.05           4,000      $21.63

                           FELCOR SUITE HOTELS, INC.

11.  STOCK BASED COMPENSATION PLANS -- (CONTINUED)

Pro Forma Net Income and Net Income Per Common Share

         Had the compensation cost for the Company's stock based compensation plans been determined in accordance with SFAS 123, the Company's net income and net income per common share for 1996 and 1995 would approximate the pro forma amounts below (in thousands, except per share data):

                                                       As Reported     Pro Forma    As Reported    Pro Forma
                                                         12/31/96      12/31/96      12/31/95       12/31/95
                                                         --------      --------      --------       --------
SFAS 123 charge . . . . . . . . . . . . . . . . . .                         $  882                      $  176
APB 25 charge . . . . . . . . . . . . . . . . . . .           $  507                       $  158
Net income  . . . . . . . . . . . . . . . . . . . .          $33,203       $32,828        $12,191      $12,173
Net income per common share . . . . . . . . . . . .          $  1.44       $  1.42          $1.70        $1.70

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock based compensation plans.

12.  LESSEE

         All of the Company's percentage lease revenues is derived from the Percentage Leases with the Lessee. Certain information related to the Lessee's financial statements is as follows (in thousands):

                                                                   December 31,
                                                                   -------------
                                                                 1996         1995
                                                              ----------   ----------
Balance Sheet Information:
   Cash and cash equivalents  . . . . . . . . . . . . . . .    $   5,208        $5,345
   Total assets . . . . . . . . . . . . . . . . . . . . . .     $ 18,471        $9,599
   Due to FelCor Suite Hotels, Inc. . . . . . . . . . . . .    $   5,526        $2,396
   Shareholders' deficit  . . . . . . . . . . . . . . . . .     $ (6,403)       $ (773)

                                                                         Year Ended
                                                                         December 31
                                                                      ----------------
                                                                1996        1995        1994
                                                              --------    --------    --------
Statement of Operations Information:
   Suite revenue  . . . . . . . . . . . . . . . . . . . . .    $234,451     $65,649     $16,094
   Percentage lease expenses  . . . . . . . . . . . . . . .    $107,935     $26,945    $  6,043
   Net income (loss)  . . . . . . . . . . . . . . . . . . .   $  (5,430)   $   (240)     $  109


13.  PREDECESSOR COMPANY

         The Initial Hotels have been determined to be the Predecessor of the Company and represent the hotels acquired upon the completion of the initial public offering of Common Stock. Certain information related to the Initial Hotels financial statements for the period from January 1, 1994 through July 27, 1994 (before the Company's initial public offering) is as follows (in thousands):

Suite revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .     $21,884
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,562
Cash flows provided by operating activities . . . . . . . . . . . .     $ 3,995
Cash flows used in investing activities . . . . . . . . . . . . . .     $(1,327)
Cash flows used in financing activities . . . . . . . . . . . . . .     $(1,640)

                           FELCOR SUITE HOTELS, INC.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the Company reports the carrying amount of cash and cash equivalents, amounts due from the Lessee, accounts payable and accrued expenses at cost which approximates fair value due to the short maturity of these instruments. The carrying amount of the Company's borrowings approximates fair value due to the Company's ability to obtain such borrowings at comparable interest rates.

15.  PRO FORMA INFORMATION (UNAUDITED)

         Due to the impact of the acquisition of hotels in 1996 and 1995, the historical results of operations may not be indicative of future results of operations and net income per common share.

         The following unaudited Pro Forma Consolidated Statements of Operations for the years ended December 31, 1996 and 1995 are presented as if the acquisition of all 43 hotels owned at December 31, 1996, and the consummation of the public offerings and the application of the net proceeds therefrom had occurred by January 1, 1995, and all of the hotels had been leased to the Lessee pursuant to the Percentage Leases.

         The pro forma consolidated statements of operations do not purport to present what actual results of operations would have been if the acquisition of all 43 hotels owned at December 31, 1996 and the consummation of the public offerings had occurred on such date or to project results for any future period. For instance, in accordance with SEC regulations, the following unaudited Pro Forma Consolidated Statements of Operations do not include pro forma earnings associated with the Company's pro forma cash and short-term investments.

                                                                                 1996         1995
                                                                                 ----         ----
                                                                               (IN THOUSANDS, EXCEPT
                                                                                  PER SHARE DATA)
Revenues:
   Percentage lease revenue . . . . . . . . . . . . . . . . . . . . . . . .      $110,077     $102,878
  Income from unconsolidated partnerships . . . . . . . . . . . . . . . . .         2,815        2,160
                                                                                 --------     --------
  Total income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       112,892      105,038
Expenses:
   General and administrative . . . . . . . . . . . . . . . . . . . . . . .         1,895        1,783
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,103       26,617
   Taxes, insurance and other . . . . . . . . . . . . . . . . . . . . . . .        15,189       13,617

   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,903       15,004
   Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,173        5,090
                                                                                 --------     --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        43,629       42,927
Preferred dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,798       11,798
                                                                                 --------     --------
Net income applicable to common shareholders  . . . . . . . . . . . . . . .      $ 31,831    $  31,129
                                                                                 ========    =========
Net income per common share . . . . . . . . . . . . . . . . . . . . . . . .      $   1.36     $   1.33
                                                                                 ========     ========
Weighted average number of common shares outstanding  . . . . . . . . . . .        23,482       23,443
                                                                                 ========     ========

16.  RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

        SFAS No. 128, "Earnings Per Share" ("EPS"), was issued in October 1996. This statement specifies the computation, presentation, and disclosure requirements for EPS and is effective for financial statements issued for periods ending after December 15, 1997. The statement requires restatement of all prior period EPS data presented, including interim financial statement, summaries of earnings, and selected financial data, after the effective date. The Company has determined the effect of adoption will have an immaterial impact on previously reported EPS numbers.

                           FELCOR SUITE HOTELS, INC.

17.  SUBSEQUENT EVENTS

         On February 3, 1997 the Company announced the closing of a common stock offering pursuant to the Company's $500 million Shelf Registration, covering a variety of debt and equity securities. The offering was for 3 million shares of common stock to the public at $35.50 per share, providing the Company with net proceeds of approximately $100.7 million.

         The Company used the majority of the proceeds of this common stock offering to purchase 50% joint venture interests in eight existing Embassy Suite hotels and to acquire full ownership of two additional hotels. Promus continues to own the remaining 50% interest in the eight joint venture hotels, which will continue to operate as Embassy Suites under management by Promus. The two wholly-owned hotels will be converted to Doubletree Guest Suites hotels by the end of the second quarter of 1997 and are being managed by a subsidiary of Doubletree Hotels Corporation. The aggregate purchase price for the Company's interest in these 10 hotels was approximately $139 million, including the Company's pro rata share of approximately $86 million in non-recourse debt held by the joint ventures.

         On February 18, 1997 the Company purchased the 215-suite Embassy Suites Los Angeles Airport (LAX) North hotel for approximately $22 million cash. Promus will continue to manage the hotel as an Embassy Suites hotel.

         On February 20, 1997 the Company purchased a 198-suite hotel in Dana Point, CA for approximately $17.2 million cash. The Dana Point hotel will be converted to a Doubletree Guest Suites hotel and will be managed by a subsidiary of Doubletree Hotels Corporation.

18.  QUARTERLY OPERATING RESULTS (UNAUDITED)

         The Company's unaudited consolidated quarterly operating data for the years ended December 31, 1996 and 1995 follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareholders' equity and cash flows for a period of several years. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                           FELCOR SUITE HOTELS, INC.

18.  QUARTERLY OPERATING RESULTS (UNAUDITED) -- (CONTINUED)

                                                                           FIRST     SECOND      THIRD       FOURTH
                                  1996                                    QUARTER    QUARTER    QUARTER     QUARTER
                                  ----                                    -------    -------    -------     -------
Revenues:
         Percentage lease revenue . . . . . . . . . . . . . . . . . .       $23,976    $23,409    $25,263     $25,302
         Income from unconsolidated partnerships  . . . . . . . . . .           320       165         927         598
         Other income . . . . . . . . . . . . . . . . . . . . . . . .           146       628         163          47
                                                                           --------  ---------   --------    --------
                          Total revenues  . . . . . . . . . . . . . .        24,442    24,202      26,353      25,947
                                                                           --------  ---------   --------    --------
Expenses:
         General and administrative . . . . . . . . . . . . . . . . .           382       466         458         513
         Depreciation . . . . . . . . . . . . . . . . . . . . . . . .         4,516     5,788       7,529       8,711
         Taxes, insurance and other . . . . . . . . . . . . . . . . .         3,529     3,070       3,260       4,038
         Interest expense . . . . . . . . . . . . . . . . . . . . . .         2,424     2,089       1,760       3,530
         Minority interest  . . . . . . . . . . . . . . . . . . . . .         1,620      1,523      1,477         970
                                                                           --------  ---------   --------    --------
                          Total expenses  . . . . . . . . . . . . . .        12,471    12,936      14,484      17,762
                                                                           --------  ---------   --------    --------
Income before extraordinary charge  . . . . . . . . . . . . . . . . .        11,971    11,266      11,869       8,185
Extraordinary charge from write off of deferred financing fees  . . .                               2,354
                                                                           --------  ---------   --------    --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,971    11,266       9,515       8,185
Preferred dividends . . . . . . . . . . . . . . . . . . . . . . . . .                    1,835      2,949       2,950
                                                                           --------  ---------   --------    --------
Net income applicable to common shareholders  . . . . . . . . . . . .       $11,971  $  9,431    $  6,566    $  5,235
                                                                            =======  =========   ========    ========
Per common share information:
         Net income applicable to common shareholders
            before extraordinary charge . . . . . . . . . . . . . . .       $  0.53    $  0.41    $  0.38     $  0.22
         Extraordinary charge . . . . . . . . . . . . . . . . . . . .                               (0.10)
                                                                           --------  ---------   --------    --------
         Net income . . . . . . . . . . . . . . . . . . . . . . . . .       $  0.53    $  0.41    $  0.28     $  0.22
                                                                            =======    =======    =======     =======
         Weighted average number of common shares outstanding . . . .        22,614    22,905      23,276      23,502
                                                                           ========  =========   ========    ========


                                                                           FIRST     SECOND      THIRD       FOURTH
                                  1995                                    QUARTER    QUARTER    QUARTER     QUARTER
                                  ----                                    -------    -------    -------     -------
Revenues:
         Percentage lease revenue . . . . . . . . . . . . . . . . . .      $  5,372  $  5,977    $   6,138   $  6,300
         Income from unconsolidated partnerships  . . . . . . . . . .                                  290        223
         Other income . . . . . . . . . . . . . . . . . . . . . . . .             8       209          215      1,259
                                                                           --------  ---------   --------    --------
                          Total revenues  . . . . . . . . . . . . . .         5,380      6,186       6,643      7,782
                                                                            -------    -------     -------    -------
Expenses:
         General and administrative . . . . . . . . . . . . . . . . .           184       240          215        231
         Depreciation . . . . . . . . . . . . . . . . . . . . . . . .         1,058     1,178        1,455      1,541
         Taxes, insurance and other . . . . . . . . . . . . . . . . .           559       580          616        808
         Interest expense . . . . . . . . . . . . . . . . . . . . . .           353       566          143        942
         Minority interest  . . . . . . . . . . . . . . . . . . . . .           854       814          724        739
                                                                           --------  ---------   --------    --------
                          Total expenses  . . . . . . . . . . . . . .         3,008      3,378       3,153      4,261
                                                                           --------  ---------   --------    --------
Net income applicable to common shareholders  . . . . . . . . . . . .      $  2,372  $  2,808    $   3,490   $  3,521
                                                                           ========  =========   =========   ========
Per common share information:
         Net income . . . . . . . . . . . . . . . . . . . . . . . . .       $  0.50    $  0.48     $  0.43    $  0.36
                                                                            =======    =======     =======    =======
         Weighted average number of common shares outstanding . . . .         4,707      5,850       8,170      9,867
                                                                            =======    =======     =======    =======

                           FELCOR SUITE HOTELS, INC.

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                       COST CAPITALIZED SUBSEQUENT
                                                       INITIAL COST                           TO ACQUISITION
                                                     -----------------                      ------------------
                                                        BUILDINGS     FURNITURE                 BUILDINGS     FURNITURE
                                                           AND           AND                       AND           AND
DESCRIPTION OF PROPERTY                      LAND     IMPROVEMENTS    FIXTURES       LAND     IMPROVEMENTS    FIXTURES
-----------------------                      ----     ------------    --------       ----     ------------    --------
DALLAS (PARK CENTRAL), TX                    $ 1,497        $ 12,722        $ 647                      $  28       1,091
NASHVILLE, TN                                  1,118           9,506          961                         28       1,093
JACKSONVILLE, FL                               1,130           9,608          456                         28         627
ORLANDO (NORTH), FL                            1,673          14,218          684                         28         664
ORLANDO (SOUTH), FL                            1,632          13,870          799                         28         967
TULSA, OK                                        525           7,344        3,117                        139       1,523
NEW ORLEANS, LA                                2,570          22,300          895                        523         890
FLAGSTAFF, AZ                                    900           6,825          268                      1,523         993
DALLAS (LOVE FIELD), TX                        1,934          16,674          757                        167         899
BOSTON - MARLBOROUGH, MA                         948           8,143          325       $761                         721
BRUNSWICK, GA                                    705           6,067          247                                    431
CORPUS CHRISTI, TX                             1,113           9,618          390         51                       1,268
BURLINGAME (SF AIRPORT SO.), CA                               39,929          818                         55       2,041
MINNEAPOLIS (AIRPORT), MN                      5,417          36,508          602                         62       2,052
BOCA RATON (DOUBLETREE), FL                    5,427           3,066          304                         29         503
MINNEAPOLIS (DOWNTOWN), MN                       818          16,820          505                         56       2,462
ST. PAUL, MN                                   1,156          17,315          849                         27       2,210
TAMPA (BUSCH GARDENS), FL                        672          12,387          226                                      5
CLEVELAND, OH                                  1,755          15,329          527                        129         236
ANAHEIM, CA                                    2,548          14,832          607                        491       2,517
BATON ROUGE, LA                                2,350          19,092          525                        497       2,140
BIRMINGHAM, AL                                 2,843          29,286          160                        706       2,140
DEERFIELD BEACH, FL                            4,523          29,443          917                        849       2,088
FT. LAUDERDALE, FL                             5,329          47,850          903                      1,142       2,558
MIAMI (AIRPORT), FL                            4,135          24,950        1,171                        684       2,658
MILPITAS, CA                                   4,021          23,677          562                        912       2,920
PHOENIX (CAMELBACK), AZ                                       39,003          612                        810       2,604
SO. SAN FRANCISCO (AIRPORT N.), CA             3,418          31,737          527                        769       3,378
LEXINGTON, KY                                  1,955          13,604          587                                     79
PISCATAWAY, NJ                                 1,755          17,563          527                         12         168
AVON (BEAVER CREEK RESORT), CO                 1,134           9,864          340                        162         568
BOCA RATON (EMBASSY), FL                       1,868          16,253          560                                  1,604
EL SEGUNDO (LAX SOUTH), CA                     2,660          17,997          798                        179       2,595
OXNARD (MANDALAY BEACH), CA                    2,930          22,125          879                        529         441
NAPA, CA                                       3,287          14,205          494                        398         245
DEERFIELD, IL                                  2,305          20,054          692                                      2
ATLANTA (BUCKHEAD), GA                         7,303          38,996        2,437
KINGSTON PLANTATION, SC                        2,940          24,988        1,470
                                             -------        --------      -------       ----         -------     -------
TOTAL                                        $88,294        $733,768      $28,145       $812         $10,990     $49,381
                                             =======        ========      =======       ====         =======     =======

                                               GROSS AMOUNTS AT WHICH
                                             CARRIED AT CLOSE OF PERIOD
                                          ---------------------------------
                                                     BUILDINGS    FURNITURE
                                                        AND          AND
DESCRIPTION OF PROPERTY                   LAND      IMPROVEMENTS   FIXTURES     TOTAL
-----------------------                   ----      ------------   --------     -----
DALLAS (PARK CENTRAL), TX                     1,497      $ 12,750     $ 1,738  $15,985
NASHVILLE, TN                                 1,118         9,534       2,054   12,706
JACKSONVILLE, FL                              1,130         9,636       1,083   11,849
ORLANDO (NORTH), FL                           1,673        14,246       1,348   17,267
ORLANDO (SOUTH), FL                           1,632        13,898       1,766   17,296
TULSA, OK                                       525         7,483       4,640   12,648
NEW ORLEANS, LA                               2,570        22,823       1,785   27,178
FLAGSTAFF, AZ                                   900         8,348       1,261   10,509
DALLAS (LOVE FIELD), TX                       1,934        16,841       1,656   20,431
BOSTON - MARLBOROUGH, MA                      1,709         8,143       1,046   10,898
BRUNSWICK, GA                                   705         6,067         678    7,450
CORPUS CHRISTI, TX                            1,164         9,618       1,658   12,440
BURLINGAME (SF AIRPORT SO.), CA                            39,984       2,859   42,843
MINNEAPOLIS (AIRPORT), MN                     5,417        36,570       2,654   44,641
BOCA RATON (DOUBLETREE), FL                   5,427         3,095         807    9,329
MINNEAPOLIS (DOWNTOWN), MN                      818        16,876       2,967   20,661
ST. PAUL, MN                                  1,156        17,342       3,059   21,557
TAMPA (BUSCH GARDENS), FL                       672        12,387         231   13,290
CLEVELAND, OH                                 1,755        15,458         763   17,976
ANAHEIM, CA                                   2,548        15,323       3,124   20,995
BATON ROUGE, LA                               2,350        19,589       2,665   24,604
BIRMINGHAM, AL                                2,843        29,992       2,300   35,135
DEERFIELD BEACH, FL                           4,523        30,292       3,005   37,820
FT. LAUDERDALE, FL                            5,329        48,992       3,461   57,782
MIAMI (AIRPORT), FL                           4,135        25,634       3,829   33,598
MILPITAS, CA                                  4,021        24,589       3,482   32,092
PHOENIX (CAMELBACK), AZ                                    39,813       3,216   43,029
SO. SAN FRANCISCO (AIRPORT N.), CA            3,418        32,506       3,905   39,829
LEXINGTON, KY                                 1,955        13,604         666   16,225
PISCATAWAY, NJ                                1,755        17,575         695   20,025
AVON (BEAVER CREEK RESORT), CO                1,134        10,026         908   12,068
BOCA RATON (EMBASSY), FL                      1,868        16,253       2,164   20,285
EL SEGUNDO (LAX SOUTH), CA                    2,660        18,176       3,393   24,229
OXNARD (MANDALAY BEACH), CA                   2,930        22,654       1,320   26,904
NAPA, CA                                      3,287        14,603         739   18,629
DEERFIELD, IL                                 2,305        20,054         694   23,053
ATLANTA (BUCKHEAD), GA                        7,303        38,996       2,437   48,736
KINGSTON PLANTATION, SC                       2,940        24,988       1,470   29,398
                                            -------      --------     ------- --------
TOTAL                                       $89,106      $744,758     $77,526 $911,390
                                            =======      ========     ======= ========

                                        ACCUMULATED      NET BOOK
                                       DEPRECIATION        VALUE                      LIFE UPON
                                       BUILDINGS AND   BUILDINGS AND                    WHICH
                                       IMPROVEMENTS;   IMPROVEMENTS;                DEPRECIATION
                                        FURNITURE &     FURNITURE &     DATE OF     IN STATEMENT
DESCRIPTION OF PROPERTY                  FIXTURES        FIXTURES    CONSTRUCTION    IS COMPUTED
-----------------------                -------------   ------------- ------------    -----------
DALLAS (PARK CENTRAL), TX                     $1,840         $14,145     1985        5 - 40 YRS
NASHVILLE, TN                                  2,230          10,476     1986        5 - 40 YRS
JACKSONVILLE, FL                               1,171          10,678     1985        5 - 40 YRS
ORLANDO (NORTH), FL                            1,916          15,351     1985        5 - 40 YRS
ORLANDO (SOUTH), FL                            1,823          15,473     1985        5 - 40 YRS
TULSA, OK                                      3,485           9,163     1985        5 - 40 YRS
NEW ORLEANS, LA                                1,699          25,479     1984        5 - 40 YRS
FLAGSTAFF, AZ                                    687           9,822     1988        5 - 40 YRS
DALLAS (LOVE FIELD), TX                        1,118          19,313     1986        5 - 40 YRS
BOSTON - MARLBOROUGH, MA                         495          10,403     1988        5 - 40 YRS
BRUNSWICK, GA                                    317           7,133     1988        5 - 40 YRS
CORPUS CHRISTI, TX                               628          11,812     1984        5 - 40 YRS
BURLINGAME (SF AIRPORT SO.), CA                1,514          41,329     1986        5 - 40 YRS
MINNEAPOLIS (AIRPORT), MN                      1,378          43,263     1986        5 - 40 YRS
BOCA RATON (DOUBLETREE), FL                      234           9,095     1989        5 - 40 YRS
MINNEAPOLIS (DOWNTOWN), MN                       845          19,816     1984        5 - 40 YRS
ST. PAUL, MN                                     895          20,662     1983        5 - 40 YRS
TAMPA (BUSCH GARDENS), FL                        383          12,907     1985        5 - 40 YRS
CLEVELAND, OH                                    511          17,465     1990        5 - 40 YRS
ANAHEIM, CA                                      813          20,182     1987        5 - 40 YRS
BATON ROUGE, LA                                  681          23,923     1985        5 - 40 YRS
BIRMINGHAM, AL                                   804          34,331     1987        5 - 40 YRS
DEERFIELD BEACH, FL                              981          36,839     1987        5 - 40 YRS
FT. LAUDERDALE, FL                             1,629          56,153     1986        5 - 40 YRS
MIAMI (AIRPORT), FL                            1,031          32,567     1987        5 - 40 YRS
MILPITAS, CA                                     991          31,101     1987        5 - 40 YRS
PHOENIX (CAMELBACK), AZ                        1,208          41,821     1985        5 - 40 YRS
SO. SAN FRANCISCO (AIRPORT N.), CA             1,085          38,744     1988        5 - 40 YRS
LEXINGTON, KY                                    403          15,822     1987        5 - 40 YRS
PISCATAWAY, NJ                                   484          19,541     1988        5 - 40 YRS
AVON (BEAVER CREEK RESORT), CO                   291          11,777     1990        5 - 40 YRS
BOCA RATON (EMBASSY), FL                         481          19,804     1989        5 - 40 YRS
EL SEGUNDO (LAX SOUTH), CA                     1,394          22,835     1985        5 - 40 YRS
OXNARD (MANDALAY BEACH), CA                      512          26,392     1986        5 - 40 YRS
NAPA, CA                                         318          18,311     1985        5 - 40 YRS
DEERFIELD, IL                                    321          22,732     1987        5 - 40 YRS
ATLANTA (BUCKHEAD), GA                           122          48,614     1988        5 - 40 YRS
KINGSTON PLANTATION, SC                                       29,398     1987        5 - 40 YRS
                                             -------        --------
TOTAL                                        $36,718        $874,672
                                             =======        ========

(A)   RECONCILIATION OF REAL ESTATE:                         (B)  RECONCILIATION OF ACCUMULATED DEPRECIATION:
         BALANCE AT JULY 28, 1994          $  82,979              BALANCE AT JULY 28, 1994
        ADDITIONS DURING THE PERIOD           26,847          ACCUMULATED DEPRECIATION ASSUMED WITH
                                            ---------         PREDECESSOR HISTORICAL COST BASIS            $ 3,540
       BALANCE AT DECEMBER 31, 1994          109,826           DEPRECIATION EXPENSE DURING THE PERIOD        1,486
        ADDITIONS DURING THE PERIOD          233,572                                                       -------
                                           ----------           BALANCE AT DECEMBER 31, 1994                 5,026
       BALANCE AT DECEMBER 31, 1995          343,398           DEPRECIATION EXPENSE DURING THE PERIOD        5,371
        ADDITIONS DURING THE PERIOD          568,073                                                       -------
      DISPOSITIONS DURING THE PERIOD             (81)           BALANCE AT DECEMBER 31, 1995                10,397
                                            --------           DEPRECIATION EXPENSE DURING THE PERIOD       26,321
       BALANCE AT DECEMBER 31, 1996         $911,390            BALANCE AT DECEMBER 31, 1996               $36,718
                                            ========                                                       =======

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
FelCor Suite Hotels, Inc.

         We have audited the accompanying balance sheets of DJONT Operations, L.L.C. as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995 and the period from July 28, 1994 (inception of operations) through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DJONT Operations, L.L.C. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the period from July 28, 1994 (inception of operations) through December 31, 1994 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

Memphis, Tennessee
January 22, 1997
  except as to the information
  presented in Note 7 for which
  the date is February 21, 1997

                            DJONT OPERATIONS, L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                           1996        1995
                                                                                           ----        ----

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  5,208    $ 5,345
Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,700      3,129
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,105        532
Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          255        288
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,203        305
                                                                                           -------    -------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $18,471    $ 9,599
                                                                                           =======    =======



                                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable, trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,273    $ 1,393
Accounts payable, other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,398        605
Due to FelCor Suite Hotels, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . .        5,526      2,396
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . . . . . . .       15,677      5,978
                                                                                           -------    -------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,874     10,372
                                                                                           -------    -------

Commitments and contingencies (Note 4)

Shareholders' deficit:
Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1          1
Distributions in excess of earnings . . . . . . . . . . . . . . . . . . . . . . . . .       (6,404)      (774)
                                                                                           -------    -------
         Total shareholders' deficit  . . . . . . . . . . . . . . . . . . . . . . . .       (6,403)      (773)
                                                                                           -------    -------
         Total liabilities and shareholders' deficit  . . . . . . . . . . . . . . . .      $18,471    $ 9,599
                                                                                           =======    =======


   The accompanying notes are an integral part of these financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
          AND THE PERIOD FROM JULY 28, 1994 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1994
                                 (IN THOUSANDS)


                                                                         1996           1995           1994
                                                                         ----           ----           ----
Revenues:
       Suite revenue  . . . . . . . . . . . . . . . . . . . . . .       $234,451        $65,649        $16,094
       Food and beverage revenue  . . . . . . . . . . . . . . . .         15,119          2,462          1,112
       Food and beverage rent   . . . . . . . . . . . . . . . . .          2,334            534             61
       Other revenue  . . . . . . . . . . . . . . . . . . . . . .         17,340          3,924          1,020
                                                                        --------       --------        -------
                Total revenues  . . . . . . . . . . . . . . . . .        269,244         72,569         18,287
                                                                       ---------        -------       --------

Expenses:
       Property operating costs and expenses  . . . . . . . . . .         66,236         18,455          4,699
       General and administrative   . . . . . . . . . . . . . . .         20,123          5,547          1,506
       Advertising and promotion  . . . . . . . . . . . . . . . .         18,520          5,410          1,572
       Repair and maintenance   . . . . . . . . . . . . . . . . .         14,453          4,010            994
       Utilities  . . . . . . . . . . . . . . . . . . . . . . . .         12,248          3,384            866
       Management fee   . . . . . . . . . . . . . . . . . . . . .          6,077          1,561            333
       Franchise fee  . . . . . . . . . . . . . . . . . . . . . .          5,693          2,473            642
       Food and beverage expenses   . . . . . . . . . . . . . . .         15,701          2,723          1,143
       Percentage lease payments  . . . . . . . . . . . . . . . .        107,935         26,945          6,043
       Lessee overhead expenses   . . . . . . . . . . . . . . . .          1,776            834            106
       Liability insurance  . . . . . . . . . . . . . . . . . . .          1,818            468            106
       Conversion cost  . . . . . . . . . . . . . . . . . . . . .          2,165            297
       Other expenses   . . . . . . . . . . . . . . . . . . . . .          1,929            702            168
                                                                        --------          -----         ------
                Total Expenses  . . . . . . . . . . . . . . . . .        274,674         72,809         18,178
                                                                       ---------       --------        -------
       Net income (loss)  . . . . . . . . . . . . . . . . . . . .      $  (5,430)      $   (240)        $  109
                                                                       =========       =========        ======



   The accompanying notes are an integral part of these financial statements.

                            DJONT OPERATIONS, L.L.C.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND
            THE PERIOD FROM JULY 28, 1994 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1994
                                 (IN THOUSANDS)

Capital contributions . . . . . . . . . . . . . . . . . . .           $   1

Distributions declared  . . . . . . . . . . . . . . . . . .            (443)

Net income  . . . . . . . . . . . . . . . . . . . . . . . .             109
                                                                      -----

Balance at December 31, 1994  . . . . . . . . . . . . . . .            (333)

Distributions declared  . . . . . . . . . . . . . . . . . .            (200)


Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .            (240)
                                                                     ------

Balance at December 31, 1995  . . . . . . . . . . . . . . .            (773)

Distributions declared  . . . . . . . . . . . . . . . . . .            (200)

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .          (5,430)
                                                                   --------

Balance at December 31, 1996  . . . . . . . . . . . . . . .         $(6,403)
                                                                    ========





   The accompanying notes are an integral part of these financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
          AND THE PERIOD FROM JULY 28, 1994 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                                                1996       1995      1994
                                                                              --------  ---------- --------
Cash flows from operating activities:
       Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . .    $ (5,430)   $  (240)    $  109
       Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Changes in assets and liabilities:
         Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .      (5,571)    (2,003)    (1,126)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,573)      (205)      (327)
         Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . .          33       (262)       (26)
         Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,898)      (141)      (164)
         Due to FelCor Suite Hotels, Inc.   . . . . . . . . . . . . . . . .       3,130      1,137      1,259
         Accounts payable, accrued expenses and other liabilities   . . . .      11,372      4,000      3,976
                                                                               --------    -------   --------
          Net cash flow provided by operating activities  . . . . . . . . .          63      2,286      3,701
                                                                               --------    -------   --------
Cash flows from financing activities:
       Capital contributions  . . . . . . . . . . . . . . . . . . . . . . .                                 1
       Distributions paid   . . . . . . . . . . . . . . . . . . . . . . . .        (200)      (200)      (443)
                                                                               --------    -------   --------
          Net cash flow used in financing activities  . . . . . . . . . . .        (200)      (200)      (442)
                                                                               --------    -------   --------
Net change in cash and cash equivalents . . . . . . . . . . . . . . . . . .        (137)     2,086      3,259
Cash and cash equivalents at beginning of periods . . . . . . . . . . . . .       5,345      3,259
                                                                               --------    -------   --------
Cash and cash equivalents at end of years . . . . . . . . . . . . . . . . .    $  5,208     $5,345    $ 3,259
                                                                               ========     ======    =======




   The accompanying notes are an integral part of these financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

       DJONT Operations, L.L.C. is a Delaware limited liability company (together with its consolidated subsidiaries, the "Lessee") which was formed on June 29, 1994 and began operations on July 28, 1994. All of the voting Class A membership interest in the Lessee (representing a 50% equity interest) is owned by Hervey A. Feldman and Thomas J. Corcoran, Jr. who serve as directors and officers of FelCor Suite Hotels, Inc. (the "Company") and as managers and officers of the Lessee. All of the non-voting Class B membership interest in the Lessee (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Mr. Charles N. Mathewson, a director of the Company. The Lessee leases each of the 43 hotels (the "Hotels") in which FelCor Suites Limited Partnership (the "Partnership") had an ownership interest at December 31, 1996, pursuant to percentage leases ("Percentage Leases").

       Messrs. Feldman and Corcoran, as the beneficial owners of an aggregate 50% of the Lessee, have entered into an agreement with the Company pursuant to which they have agreed that, for a period of ten years, any distributions received by them from the Lessee (in excess of their tax liabilities with respect to the income of the Lessee) will be utilized to purchase common stock from the Company annually, at a price based upon a formula approved by the independent directors of the Company relating to the then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling any stock so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% of the Lessee, may elect to purchase common stock of the Company or Partnership units upon similar terms, at its option. The independent directors of the Company may suspend or terminate such agreement at any time.

       At December 31, 1996, 39 of the Hotels are operated as Embassy Suites(R) hotels, two as Doubletree Guest Suites(R) hotels, one as a Hilton Suites(R) hotel and one hotel is in the process of being converted to an Embassy Suites hotel. The Lessee has entered into management agreements pursuant to which 38 of the Hotels are managed by Promus Hotels, Inc. ("Promus"), two of the Hotels are managed by a subsidiary of Doubletree Hotel Corporation ("Doubletree"), two of the Hotels are managed by American General Hospitality, Inc. ("AGHI") and one is managed by Coastal Hotel Group, Inc. ("Coastal").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

       Inventories -- Inventories are stated at the lower of cost or market.

       Revenue Recognition -- Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been within management's expectations.

       Franchise Costs -- The cost of obtaining the franchise licenses is paid by the Partnership and the ongoing franchise fees are paid by the Lessee. These fees are generally computed as a percentage of suite revenue for each hotel in accordance with franchise agreements.

       Income Taxes -- The Lessee is a limited liability Company which is taxed for federal income taxes purposes as a limited partnership and, accordingly, all taxable income or loss flows through to the shareholders.

3.  ACCUMULATED DEFICIT

       During 1996, the Lessee incurred a net loss of approximately $5.4 million and a cumulative shareholder's deficit of approximately $6.4 million. Management's analyses indicate that a significant portion of such loss is attributable

                            DJONT OPERATIONS, L.L.C.

3.  ACCUMULATED DEFICIT -- (CONTINUED)

to the one-time costs of converting the Crown Sterling Suites(R) hotels to Embassy Suites and Doubletree Guest Suites, and operations of hotels during periods of substantial renovation. Such renovations are required under the terms of the related franchise agreements. In accordance with the terms of the Percentage Leases, although a portion of the suites are not available for guests to rent, the Lessee is required to pay the full required lease payment. In addition, during periods of renovation, management believes, and operating data indicates, that overall the performances of the hotels is impacted as evidenced by improved operating performances immediately following completion of renovations. Management is exploring several options to anticipate negative operating cash flow during renovations, including potential changes to the terms of leases for future renovation hotels which might mitigate losses for the Lessee during such renovation periods.

       At December 31, 1996 the Lessee had paid all amounts then due the Company under the Percentage Leases. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholder's equity is restored. Although it is currently anticipated that the lessee may sustain a smaller loss during 1997, it is anticipated that its future earnings will be sufficient to enable it to continue to make necessary payments when due. Accordingly, management deems the Lessee to be a viable going concern and, as such, no adjustments are required to the accompanying financial statements.

4.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

       The Lessee has future lease commitments under the Percentage Leases which expire in 2004 (7 hotels), 2005 (13 hotels) and 2006 (23 hotels). Minimum future rental payments are computed based on the base rent as defined under these noncancellable operating leases and are as follows (in thousands):

                            Year                                      Amount
                            ----                                      ------
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  72,140
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .           72,140
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . .           72,140
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . .           72,140
2001  . . . . . . . . . . . . . . . . . . . . . . . . . . .           72,140
2002 and thereafter . . . . . . . . . . . . . . . . . . . .          285,928
                                                                    --------
                                                                    $646,628
                                                                    ========

       The Lessee recognized Percentage Lease rent expense of approximately $107,935,000, $26,945,000 and $6,043,000 for the years ended December 31, 1996 and 1995 and for the period from July 28, 1994 (inception of operations) through December 31, 1994 respectively. At December 31, 1996 and 1995, the Lessee owed the Company $5,526,000 and $2,396,000 for such lease rent. In accordance with the terms of the lease, the Lessee intends to pay such balances by March of each subsequent year.

       The Percentage Lease expense is based on a percentage of suite revenues, food and beverage revenues and food and beverage rents of the Hotels. Both the base rent and the threshold suite revenue in each lease computation is subject
to adjustments in the Consumer Price Index.   The adjustment is calculated at
the beginning of each calendar year for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The adjustments made in January 1997 and 1996 are 1.42% and 0.73% respectively.

       Other than real estate and personal property taxes, casualty insurance, capital improvements and maintenance of underground utilities and structural elements, which are obligations of the Partnership, the Percentage Leases require the Lessee to pay rent, liability insurance premiums, all costs, expenses, utilities and other charges incurred in the operation of the leased hotels.

                            DJONT OPERATIONS, L.L.C.

4.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

       The Lessee is also obligated to indemnify and hold harmless the Partnership from and against all liabilities, costs and expenses incurred by or asserted against the Partnership in the normal course of operating the Hotels.

       The Lessee is not permitted to sublet all or any substantial part of the Hotels or assign its interest under any of the Percentage Leases without the prior written consent of the Partnership.

       The Lessee has agreed that during the term of the Percentage Leases it will maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of less than or equal to 50%, exclusive of capital leases. In addition, the Lessee has agreed that it will not pay fees to any affiliate of the Lessee.

       The Lessee typically pays a franchise fee ranging from 0% to 5% of suite revenue, and marketing and reservation fees ranging from 1% to 3.5% of suite revenue. In the cases where there is not a separate franchise agreement, the right to use the brand name is included in the management agreement. Base management fees typically range from 2% to 3% of total revenues. Incentive management fees are based upon the hotel's net income before overhead and typically range from 50% to 75% subject to a maximum annual payment of between 2% and 3% of total revenues. In many cases managers and franchisors have agreed to subordinate all or a portion of their fees at a specific hotel either for a set period of time, or until the hotel provides a predetermined return to the Lessee, or both.

       In the event the Company enters into an agreement to sell or otherwise transfer a leased hotel, the Company has the right to terminate the Percentage Lease with respect to such leased hotel upon 90 days' prior written notice upon either (1) paying the Lessee the fair market value of the Lessee's leasehold interest in the remaining term of the Percentage Lease to be terminated or (2) offering to lease to the Lessee a substitute hotel on terms that would create a leasehold interest in such hotel with a fair market value equal to or exceeding the fair market value of the Lessee's remaining leasehold interest under the Percentage Lease to be terminated. The Company also is obligated to pay or reimburse the Lessee for any assignment fees, termination fees or other liabilities arising under any franchise license agreement and restaurant sublease agreements.

       The Lessee and the Company share executive offices and the services of certain employees. Each Company bears its share of the costs including an allocated portion of the rent, salaries of personnel (other than Messrs. Feldman and Corcoran), office supplies and telephones.

5.  PRO FORMA INFORMATION (UNAUDITED)

       Due to the impact of the additional hotels operated by the Lessee pursuant to the Percentage Leases discussed in Note 1, historical results of operations may not be indicative of future results of operations.

       The following unaudited Pro Forma Statements of Operations for the years ended December 31, 1996 and 1995 are presented as if the Lessee leased and operated all Hotels owned by the Partnership at December 31, 1996, from January 1, 1995.

       The Pro Forma Statement of Operations does not purport to present what actual results of operations would have been if the 43 hotels were operated by the Lessee pursuant to the Percentage Leases from the beginning of the periods presented or to project results for any future period.

                            DJONT OPERATIONS, L.L.C.

5.  PRO FORMA INFORMATION (UNAUDITED) -- (CONTINUED)


                                                                1996         1995
                                                                ----         ----
                                                                 (in thousands)
Suite revenue . . . . . . . . . . . . . . . . . . . . . .      $280,844     $266,834
Food and beverage rent  . . . . . . . . . . . . . . . . .         2,742        2,967
Food and beverage revenue . . . . . . . . . . . . . . . .        23,313       26,160
Other revenue . . . . . . . . . . . . . . . . . . . . . .        20,142       19,463
                                                               --------     --------
       Total revenues   . . . . . . . . . . . . . . . . .       327,041      315,424
Property operating costs and expenses . . . . . . . . . .        78,653       74,894
Other operating costs . . . . . . . . . . . . . . . . . .       101,227       96,731
Management and franchise fees . . . . . . . . . . . . . .        17,261       16,225
Taxes, insurance and other  . . . . . . . . . . . . . . .         5,050        6,830
Percentage lease expenses . . . . . . . . . . . . . . . .       128,183      119,566
Lessee overhead expenses  . . . . . . . . . . . . . . . .         1,540        1,446
                                                               --------     --------
       Net income (loss)  . . . . . . . . . . . . . . . .     $  (4,873)     $  (268)
                                                              ==========     ========

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the Lessee reports the carrying amount of cash and cash equivalents, accounts payable and accrued expenses at cost which approximate fair value due to the short maturity of these instruments.

7.  SUBSEQUENT EVENTS

       On February 3, 1997, DJONT entered into 10-year operating leases with partnerships owning eight hotel properties, of which the Partnership concurrently acquired a 50% joint venture partnership interest. These properties are located in Atlanta, Georgia (241 suites); Austin, Texas (261 suites); Covina, California (264 suites); Kansas City - Overland Park, Kansas (199 suites); Kansas City - Plaza, Missouri (266 suites); Raleigh, North Carolina (255 suites); San Antonio, Texas (217 suites); and Secaucus - Meadowlands, New Jersey (261 suites). On February 3, 1997 the Lessee also entered into 10-year operating leases with the Partnership with respect to hotels located in Omaha, Nebraska and Bloomington, Minnesota. On February 19, 1997 the Lessee and the Partnership entered into a ten year operating lease on the 215 suite Embassy Suite - Los Angeles Airport (LAX) North. On February 21, 1997 the Lessee and the Partnership entered into a ten year operating lease on a 198 suite hotel in Dana Point, California. The leases are substantially similar to the leases with the Partnership for the other hotels owned by the Partnership, with a 10-year term and rental payments according to a formula based on restaurant rents, food and beverage and suite revenues of the hotels.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
------                    ----------------------
 3.1     - Articles of Amendment and Restatement dated June 22, 1995, amending and restating the Charter of Registrant, as amended or supplemented by Articles of Merger dated June 23, 1995, Articles Supplementary dated April 30, 1996 and Articles of Amendment dated August 8, 1996
           (filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996 (the "1996 Second Quarter 10-Q") and
           incorporated herein by reference).

 3.2 - Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (File No. 33-98332)
           (the "December 1995 Registration Statement") and incorporated herein by reference).

 4.1 - Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to the 1996 Second Quarter 10-Q and incorporated herein by reference).

 4.2 - Indenture dated as of April 22, 1996 by and between the Registrant and Sun trust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit
           4.2 to the Registrant's Form 8-K dated May 1, 1996 (the "1996 Form
           8-K") and incorporated herein by reference).

 4.3     - Form of Share Certificate for $1.95 Series A Cumulative Convertible
           Preferred Stock (filed as Exhibit 4.4 to the 1996 Form 8-K and incorporated herein by reference).

 10.1    - Amended and Restated Agreement of Limited Partnership of FelCor
           Suites Limited Partnership (the "Partnership") (filed as Exhibit
           10.1 to the Registrant's Annual Report on Form 10-K/A Amendment No.
           1 for the fiscal year ended December 31, 1994 (the "1994 10-K/A") and incorporated herein by reference).

 10.1.1  - First Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of November 17, 1995 by and among the Registrant, Promus Hotels, Inc. and all of the persons or entities who are or shall in the future become of the limited partners of the Partnership (filed as Exhibit 10.1.1 to the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995 (the "1995 10-K") and incorporated herein by reference)

 10.1.2  - Second Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of January 9, 1996 between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.2 to the 1995 10-K and incorporated herein by reference).

 10.1.3  - Third Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of January 10, 1996 by and among the Registrant, MarRay-LexGreen, Inc. and all of the persons and entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.3 to the 1995 10-K and incorporated herein by reference).

 10.1.4  - Fourth Amendment to the Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of January 10, 1996 by and among the Registrant, Piscataway-Centennial Associates Limited
           Partnership and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.4 to the 1995 10-K and incorporated herein by reference).

 10.1.5  - Fifth Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of May 2, 1996, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, adopting
           Addendum No. 2 to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of May 2, 1996 (filed as Exhibit 10.1.5 to the 1996 Second Quarter 10-Q and incorporated herein by reference).

 10.1.6* - Sixth Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of September 16, 1996, by and among the Registrant, John B. Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Partnership.

 10.2.1  - Form of Lease Agreement between the Partnership as Lessor and DJONT
           Operations, L.L.C. ("DJONT") as Lessee (filed as Exhibit 10.2.1 to the 1995 10-K and incorporated herein by reference).

 10.2.2* - Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Registrant through March 30, 1996.

 10.3 - Amended and Restated Loan Agreement dated as of September 26, 1996, among the Registrant and the Partnership, as Borrowers, Boatmen's
           National Bank of Oklahoma, as Agent and Lender, and First Tennessee
           Bank National Association, Liberty Bank and Trust Company of Tulsa,
           National Association, Bank One, Texas, N.A., First National Bank of
           Commerce, and AmSouth Bank of Alabama, as Lenders (filed as Exhibit
           10.3.4 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1996 (the "1996 Third Quarter 10-Q") and incorporated herein by reference).

 10.4    - Agreement to Assign Incentive Management Fee dated as of May 19,
           1994 between the Registrant and Embassy Suites, Inc. (filed as
           Exhibit 10.14 to the Registrant's Registration Statement on Form S-
           11 (File No. 33-79214) (the "IPO Registration Statement") and incorporated herein by reference).

 10.5    - Employment Agreement dated as of July 28, 1994 between the
           Registrant and Hervey A. Feldman (filed as Exhibit 10.7 to the 1994
           10-K/A and incorporated herein by reference).

 10.6    - Employment Agreement dated as of July 28, 1994 between the
           Registrant and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to the 1994 10-K/A and incorporated herein by reference).

 10.7.1  - Restricted Stock and Stock Option Plan of the Registrant (filed as
           Exhibit 10.9 to the 1994 10-K/A and incorporated herein by reference).

 10.7.2 - 1995 Restricted Stock and Stock Option Plan of the Registrant (filed as Exhibit 10.9.2 to the 1995 10-K and incorporated herein by reference).

 10.8    - Savings and Investment Plan of the Registrant (filed as Exhibit
           10.10 to the 1994 10-K/A and incorporated herein by reference).

 10.9    - Registration Rights Agreement dated as of July 21, 1994 between the
           Registrant and the parties named therein (filed as Exhibit 10.11 to the 1994 10-K/A and incorporated herein by reference).

 10.10   - Agreement dated as of April 15, 1995 among the Registrant, the
           Partnership, FelCor, Inc., Thomas J. Corcoran, Jr. and Hervey A.
           Feldman relating to purchase of securities (filed as Exhibit 10.15 to the Registration Statement on Form S-11 (File No. 33-91870) (the
           "May 1995 Registration Statement") and incorporated herein by reference).

10.11.1  - Subscription Agreement dated as of May 3, 1995 among the Registrant, the Partnership and Embassy Suites, Inc. (filed as Exhibit 10.16 to the May 1995 Registration Statement and incorporated hereby by reference).

10.11.2  - Subscription Agreement dated as of October 17, 1995 among the
           Registrant, the Partnership and Promus Hotels, Inc. (filed as
           Exhibit 10.27.1 to the December 1995 Registration Statement and incorporated herein by reference).

10.11.3  - First Amendment to Subscription Agreements dated as of November 16,
           1995 among the Registrant, the Partnership and Promus Hotels, Inc.
           (filed as Exhibit 10.27.2 to the December 1995 Registration
           Statement and incorporated herein by reference).

10.11.4  - Second Amendment to Subscription Agreements dated as of December 12,
           1995 among the Registrant, the Partnership and Promus Hotels, Inc.
           (filed as Exhibit 10.27.3 to the December 1995 Registration
           Statement and incorporated herein by reference).

10.12.1  - Master Agreement with respect to the purchase of the CSS Hotels between Minnesota Hotel Company, Inc. ("MHCI") and FelCor/CSS
           Holdings, L.P. ("Holdings") dated as of September 19, 1995 (filed as
           Exhibit 10.20.1 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1995 (the "1995 Third Quarter 10-Q") and incorporated herein by reference).

10.12.2  - Letter agreement with respect to amendments to Master Agreement between MHCI and Holdings dated as of November 6, 1995 (filed as Exhibit 10.20.2 to the 1995 Third Quarter 10-Q and incorporated herein by reference).

10.12.3  - Letter agreement dated January 3, 1996, among MHCI, Crown Sterling
           Management, Inc. ("CSM"), Crown Sterling Incorporated ("CSI"),
           Holdings, and PFS Ventures, Inc. ("PFS") relating to amendments to Master Agreement dated as of September 19, 1995 between MHCI and
           Holdings ("Master Agreement") and Asset Purchase Agreement dated as of September 19, 1995 among CSM, CSI and PFS ("Asset Purchase
           Agreement") (filed as Exhibit 10.20.3 to the 1996 Form 8-K and incorporated herein by reference).

10.12.4  - Letter agreement dated March 26, 1996, among MHCI, Napa Wine Country
           Hotel, a California Limited Partnership, Mandalay Beach, California
           Hotel Associates, a California Limited Partnership ("MBC"), CSM,
           CSI, Holdings and PFS relating to amendments to Master Agreement, Asset Purchase Agreement and Partnership Interests Purchase
           Agreement dated as of September 19, 1995 among MHCI, MBC, Robert E.
           Woolley and Holdings ("Partnership Interests Purchase Agreement")
           (filed as Exhibit 10.20.4 to the 1996 Form 8-K and incorporated herein by reference).

10.13    - Partnership Interests Purchase Agreement with respect to the LAX
           Airport and Mandalay Beach hotels among MHCI, MBC, Robert E. Woolley and Holdings dated as of September 19, 1995 (filed as Exhibit 10.21 to the 1995 Third Quarter 10-Q and incorporated herein by reference).

10.13.1  - Letter agreement dated March 27, 1996 among MHCI, MBC, Holdings and
           PFS relating to amendments to Partnership Interests Purchase
           Agreement (filed as Exhibit 10.21.1 to the 1996 Form 8-K and incorporated herein by reference).

10.13.2  - Letter agreement dated March 27, 1996, among MHCI, MBC, CSM, CSI,
           Holdings and PFS relating to amendments to Partnership Interests
           Purchase Agreement and Asset Purchase Agreement (filed as Exhibit
           10.21.2 to the 1996 Form 8-K and incorporated herein by reference).

10.14.1  - Asset Purchase Agreement with respect to the CSS Hotels among CSM,
           CSI and PFS dated as of September 19, 1995 (filed as Exhibit 10.22.1 to the 1995 Third Quarter 10-Q and incorporated herein by reference).

10.14.2  - Letter agreement with respect to amendments to Asset Purchase
           Agreement among CSM, CSI and PFS dated as of November 6, 1995 (filed as Exhibit 10.22.2 to the 1995 Third Quarter 10-Q and incorporated herein by reference).

10.15    - Escrow Agreement among MHCI, CSM, CSI, Robert E. Woolley,
           Charles  M. Sweeney, Holdings and PFS dated as of September 19, 1995
           (filed as Exhibit 10.23 to the 1995 Third Quarter 10-Q and incorporated herein by reference).

10.16    - Purchase Agreement relating to the purchase of all of the limited partner interest in Holdings between the Partnership and DJONT/CSS
           Holdings, Inc. dated as of September 19, 1995 (filed as Exhibit
           10.24 to the 1995 Third Quarter 10-Q and incorporated herein by reference).

10.17    - Purchase Agreement related to the purchase of all of the general partner interest in Holdings between the Partnership and PFS dated as of September 19, 1995 (filed as Exhibit 10.25 to the 1995 Third
           Quarter 10-Q and incorporated herein by reference).

10.18    - Letter agreement among the Registrant, the Partnership, Holdings, and Smith Barney Mortgage Capital Group, Inc. ("SBMCG") dated as of
           September 28, 1995 with respect to the commitment of SBMCG to provide up to $220 million principal amount of interim recourse secured financing to Holdings (filed as Exhibit 10.26 to the 1995
           Third Quarter 10-Q and incorporated herein by reference).

 10.19 - Registration Rights Agreement dated as of November 17, 1995 between the Registrant and Cleveland Finance Associates Limited Partnership
           (filed as Exhibit 10.27 to the 1995 10-K and incorporated herein by reference).

 10.20 - Registration Rights Agreement dated as of January 3, 1996 between the Registrant and Robert E. Woolley and Charles M. Sweeney (filed as Exhibit 10.28 to the 1995 10-K and incorporated herein by reference).

 10.21   - Credit Agreement dated as of January 31, 1996, by and among
           Holdings, as borrower, the Partnership, the Registrant and The Bank of Nova Scotia, New York Agency (filed as Exhibit 10.29 to the 1995
           10-K and incorporated herein by reference).

 10.22 - Credit Agreement dated as of February 6, 1996, by and among the Partnership, as borrower, Holdings and the Registrant, as guarantors, and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 10.30 to the 1996 Form 8-K and incorporated herein by reference).

 10.23   - Amended and Restated Revolving Credit Agreement dated as of October
           18, 1996 among the Registrant and the Partnership, as Borrower, the Lenders party thereto, The Chase Manhattan Bank, as Administrative
           Agent , and Wells Fargo Bank, National Association, as Documentation
           Agent (filed as Exhibit 10.31 to the 1996 Third Quarter 10-Q and incorporated herein by reference).

 21.1*   - List of Subsidiaries of the Registrant.

 27*     - Financial Data Schedule.

---------------

 *   Filed herewith.