Form 10-Q
period 1997-03-31
FELCOR SUITE HOTELS INC
filed 1997-05-12
CIK 923603

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

         The number of shares of Common Stock, par value $.01 per share, of FelCor Suite Hotels, Inc. outstanding on April 30, 1997 was 26,587,733.

===============================================================================

                           FELCOR SUITE HOTELS, INC.

                                     INDEX

                        PART I. -- FINANCIAL INFORMATION

                                                                                                    PAGE
                                                                                                    ----
Item 1. Financial Statements ....................................................................    3
        FELCOR SUITE HOTELS, INC
           Consolidated Balance Sheets - March 31, 1997 (Unaudited)
                and December 31, 1996 ...........................................................    3
           Consolidated Statements of Operations -- For the Three Months
                Ended March 31, 1997 and 1996 (Unaudited) .......................................    4
           Consolidated Statements of Cash Flows -- For the Three Months
                Ended March 31, 1997 and 1996 (Unaudited) .......................................    5

           Notes to Consolidated Financial Statements ...........................................    7
        DJONT OPERATIONS, L.L.C
           Consolidated Balance Sheets - March  31, 1997 (Unaudited)
                and December 31, 1996 ...........................................................   12
           Consolidated Statements of Operations -- For the Three Months
                Ended March 31, 1997 and 1996 (Unaudited) .......................................   13
           Consolidated Statements of Cash Flows -- For the Three Months
                Ended March 31, 1997 and 1996 (Unaudited) .......................................   14
           Notes to Consolidated Financial Statements ...........................................   15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...   17
           General/First Quarter Highlights .....................................................   17
           Results of Operations ................................................................   18

           Liquidity and Capital Resources ......................................................   22

                                         PART II. -- OTHER INFORMATION

Item 2. Changes in Securities ...................................................................   25
Item 5. Other Information .......................................................................   25
Item 6. Exhibits and Reports on Form 8-K ........................................................   25

SIGNATURES ......................................................................................   26

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FELCOR SUITE HOTELS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     1997           1996
                                                                                  -----------    ------------
                                                                                  (UNAUDITED)
                                   ASSETS

Investment in hotels, net of accumulated depreciation of $47,112
  and $36,718 at March 31, 1997 and December 31, 1996 respectively ............   $ 1,061,340    $   899,691
Investment in unconsolidated partnerships .....................................       118,320         59,867
Cash and cash equivalents .....................................................        10,957          7,793
Deposits ......................................................................         1,616          1,616
Due from Lessee ...............................................................        15,630          5,526
Deferred expenses, net of accumulated amortization of $683
  and $364 at March 31, 1997 and December 31, 1996 ............................         3,702          3,235
Other assets ..................................................................           793          1,060
                                                                                  -----------    -----------

           Total assets .......................................................   $ 1,212,358    $   978,788
                                                                                  ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Distributions payable .........................................................   $    17,610    $    16,090
Accrued expenses and other liabilities ........................................         4,740          5,235
Debt ..........................................................................       353,650        226,550
Capital lease obligations .....................................................        12,577         12,875
Minority interest in Operating Partnership, 2,765 and 2,786 units issued and
          outstanding at March 31, 1997 and December 31, 1996, respectively ...        62,661         76,112
Minority interest in other partnerships .......................................         8,043
                                                                                  -----------    -----------

           Total liabilities ..................................................       459,281        336,862
                                                                                  -----------    -----------

Commitments and contingencies (Note 2)

Shareholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized, 6,050 shares
     issued and outstanding at March 31, 1997 and December 31, 1996 ...........       151,250        151,250
Common stock, $.01 par value, 50,000 shares authorized, 26,564 and
     23,502 shares issued and outstanding at March 31, 1997
     and December 31, 1996, respectively ......................................           266            235
Additional paid in capital ....................................................       620,465        505,082
Unearned officers' and directors' compensation ................................        (2,448)        (1,454)
Distributions in excess of earnings ...........................................       (16,456)       (13,187)
                                                                                  -----------    -----------
           Total shareholders' equity .........................................       753,077        641,926
                                                                                  -----------    -----------

           Total liabilities and shareholders' equity .........................   $ 1,212,358    $   978,788
                                                                                  ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      -----------------
                                                                                        1997      1996
                                                                                      -------   -------
Revenues:
  Percentage lease revenue ........................................................   $35,370   $23,976
  Income from unconsolidated partnerships .........................................     1,127       320
  Other income ....................................................................        95       146
                                                                                      -------   -------
           Total revenue ..........................................................    36,592    24,442
                                                                                      -------   -------

Expenses:
  General and administrative ......................................................       972       382
  Depreciation ....................................................................    10,417     4,516
  Taxes, insurance and other ......................................................     5,207     3,529
  Interest expense ................................................................     5,601     2,424
  Minority interest in Operating Partnership ......................................     1,417     1,620
  Minority interest in other partnerships .........................................        21
                                                                                      -------   -------
           Total expenses .........................................................    23,635    12,471
                                                                                      -------   -------

Net income ........................................................................    12,957    11,971

Preferred dividends ...............................................................     2,949
                                                                                      -------   -------



Net income applicable to common shareholders ......................................   $10,008   $11,971
                                                                                      =======   =======

Per common share information:
  Net income ......................................................................   $  0.39   $  0.53
                                                                                      =======   =======
  Weighted average number of common shares outstanding ............................    25,459    22,614
                                                                                      =======   =======





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                           (UNAUDITED, IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                        ----------------------
                                                                                           1997         1996
                                                                                        ---------    ---------
Cash flows from operating activities:
          Net income ................................................................   $  12,957    $  11,971
          Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
                    Depreciation ....................................................      10,417        4,516
                    Amortization of deferred financing fees and organization costs ..         319          115
                    Amortization of unearned officers' and directors' compensation ..         232           69
                    Income from unconsolidated partnerships .........................      (1,127)        (320)
                    Cash distributions from unconsolidated partnerships .............         580
                    Minority interest in Operating Partnership ......................       1,417        1,620
                    Minority interest in other partnerships .........................          21
              Changes in assets and liabilities:
                    Due from Lessee .................................................     (10,104)      (5,652)
                    Deferred expenses and other assets ..............................        (542)      (1,005)
                    Accrued expenses and other liabilities ..........................        (942)       2,011
                                                                                        ---------    ---------
                              Net cash flow provided by operating activities ........      13,228       13,325
                                                                                        ---------    ---------

Cash flows from investing activities:
          Acquisition of hotels .....................................................    (151,644)    (226,577)
          Acquisition of interests in unconsolidated partnerships ...................     (57,756)     (24,000)
          Improvements and additions to hotels ......................................     (12,377)      (9,272)
                                                                                        ---------    ---------
                              Net cash flow used in investing activities ............    (221,777)    (259,849)
                                                                                        ---------    ---------

Cash flows from financing activities:
          Proceeds from borrowings ..................................................     132,000       66,200
          Repayment of borrowings ...................................................      (4,900)     (18,746)
          Proceeds from sale of common stock ........................................     106,500       37,827
          Costs associated with public offerings ....................................      (5,796)
          Distributions paid to limited partners ....................................      (1,383)      (1,102)
          Distributions paid to preferred shareholders ..............................      (2,949)
          Distributions paid to common shareholders .................................     (11,759)      (3,816)
                                                                                        ---------    ---------
                              Net cash flow provided by financing activities ........     211,713       80,363
                                                                                        ---------    ---------


Net change in cash and cash equivalents .............................................       3,164     (166,161)
Cash and cash equivalents at beginning of periods ...................................       7,793      166,821
                                                                                        ---------    ---------
Cash and cash equivalents at end of periods .........................................   $  10,957    $     660
                                                                                        =========    =========

Supplemental cash flow information --
          Interest paid .............................................................   $   4,107    $   1,455
                                                                                        =========    =========

                           FELCOR SUITE HOTELS, INC.

Supplemental disclosure of noncash financing and investing activities:

      In the first three months of 1997 the Company provided for the grant of an aggregate of 41,000 shares of restricted common stock to officers and directors which, at date of issuance, were valued at $35.00 to $35.375 per share.

      In the first three months of 1997 the Company purchased certain assets and assumed certain liabilities of hotels. These purchases were recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows:


              Assets acquired .................................   $ 159,666
              Minority interest contribution ..................      (8,022)
                                                                  ---------
                    Net cash paid .............................   $ 151,644
                                                                  =========

      On March 30, 1997, the Company declared a dividend of $0.50 per share of Common Stock and $0.4875 per share on its Series A Preferred Stock, which was paid on April 30, 1997 to holders of record on April 15, 1997.





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND ACQUISITIONS

      FelCor Suite Hotels, Inc., formed as a self-administered real estate investment trust ("REIT"), was incorporated on May 16, 1994 and commenced operations on July 28, 1994. At the commencement of operations, FelCor Suite Hotels, Inc. ("FelCor") acquired an equity interest of approximately 75% in FelCor Suites Limited Partnership (the "Operating Partnership"), which owned six Embassy Suites(R) hotels (the "Initial Hotels") with an aggregate of 1,479 suites. The Operating Partnership had acquired the Initial Hotels through a merger with entities, originally formed in 1991, controlled by Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board of Directors and Chief Executive Officer of the Company, respectively.

      At March 31, 1997, FelCor owned interests in 58 hotels with an aggregate of 13,642 suites (collectively the "Hotels") through its 90.6% aggregate ownership of the Operating Partnership and its subsidiaries (collectively, the "Company"). FelCor also acts as the sole general partner in the Operating Partnership. The Company owns 100% equity interests in 42 of the Hotels (9,750 suites), a 90% interest in a partnership owning three hotels (691 suites), and 50% interests in separate partnerships that own 13 hotels (3,201 suites). At March 31, 1997, 48 of the Hotels were operated as Embassy Suites hotels, five as Doubletree Guest Suites(R) hotels, one as a Hilton Suites(R) hotel, one hotel was in the process of conversion to an Embassy Suites hotel and three hotels were in the process of conversion to Doubletree Guest Suites hotels.
The Hotels are located in 24 states, with 20 hotels in California and Florida. The following table provides certain information regarding the Hotels through March 31, 1997:

                     NUMBER OF HOTELS                            AGGREGATE
                        ACQUIRED         NUMBER OF SUITES    ACQUISITION PRICE
                     ----------------    ----------------    -----------------
                                                            (DOLLARS IN MILLIONS)
1994                        7                  1,730             $   107.3
1995                       13                  2,649                 237.1*
1996                       23                  5,769                 560.5**
1ST QUARTER 1997           15                  3,446                 209.4***
                           --                 ------             ---------
                           58                 13,594               1,114.3
                           ==

          Additional suites constructed by
          the Company at Hotels                   48                   5.3
                                              ------             ---------
                                              13,642             $ 1,119.6
                                              ======             =========

          * Includes the purchase price of the Company's 50% interest in an unconsolidated partnership owning one hotel with 262 suites.

          ** Includes the purchase price of the Company's 50% interests in separate unconsolidated partnerships owning four hotels with an aggregate 1,005 suites.

          *** Includes the purchase price of the Company's 50% interests in separate unconsolidated partnerships owning eight hotels with an aggregate 1,934 suites.

      The Company has started construction on 129 net additional suites, meeting rooms and other public area upgrades at its Boston-Marlborough, Massachusetts hotel at an estimated cost of $15.8 million with an expected completion in the third quarter of 1997. The Company has also begun construction on an aggregate 134 suites at its Jacksonville, Florida and Orlando (North), Florida hotels at an aggregate projected cost of $10.2 million with an expected completion in early 1998.

                           FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND ACQUISITIONS -- (CONTINUED)

      The Company leases all of the Hotels to DJONT Operations, L.L.C. ("DJONT"), or a consolidated subsidiary thereof (collectively, the "Lessee"), under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board and President of the Company, respectively, beneficially own a 50% voting equity interest in DJONT. The remaining 50% non-voting equity interest in DJONT is beneficially owned by the children of Charles N. Mathewson, a director of the Company. The Company's partners in partnerships owning 12 of the Hotels hold special purpose non-voting equity interests in the consolidated subsidiary of DJONT which leases such Hotels, which interests entitle them to 50% of such subsidiary's net income before overhead with respect to such Hotels. In addition, the Company's partner in a partnership owning three of the Hotels holds a 50% non-voting equity interest in the consolidated subsidiary of DJONT leasing those Hotels. See Note 2 Commitments and Related Party Transactions for additional discussion regarding Lessee consolidated subsidiaries. The Lessee has entered into management agreements pursuant to which 47 of the Hotels are managed by Promus Hotels, Inc. ("Promus"), eight of the Hotels are managed by a subsidiary of Doubletree Hotel Corporation ("Doubletree"), two of the Hotels are managed by American General Hospitality, Inc. ("AGHI") and one is managed by Coastal Hotel Group, Inc. ("Coastal").

      A brief discussion of the hotel assets acquired and other significant transactions occurring in the first quarter of 1997 follows:

      On February 3, 1997, the Company sold three million shares of Common Stock to the public, at $35.50 per share, pursuant to the Company's omnibus shelf registration statement ("Shelf Registration"), which provides for offerings by the Company from time to time of up to an aggregate of $500 million in securities, which may include its debt securities, preferred stock, common stock and/or common stock warrants. The Company received net proceeds of approximately $100.7 million from this transaction. The proceeds from this offering were used to immediately fund the acquisition of 10 hotels acquired on February 4, 1997.

      On February 4, 1997, the Company acquired 50% partnership interests in eight existing Embassy Suites hotels located in Atlanta, Georgia; Kansas City, Missouri; Overland Park, Kansas; Raleigh, North Carolina; San Antonio, Texas; Austin, Texas; Covina, California; and Secaucus, New Jersey with a total of 1,934 suites for approximately $58 million, subject to a 50% share of approximately $86 million in existing non-recourse debt. Promus holds the remaining 50% partnership interests in these hotels. The Company also acquired 100% ownership in two Embassy Suites hotels located in Bloomington, Minnesota and Omaha, Nebraska with a total of 408 suites for approximately $39 million. These two hotels were subsequently converted to Doubletree Guest Suites hotels on May 1, 1997.

      On February 19, 1997, the Company acquired the 215 suite Embassy Suites - Los Angeles Airport (LAX North) hotel for approximately $22 million from a
Japanese-owned limited partnership which had filed for bankruptcy.   The hotel
will remain an Embassy Suites hotel managed by Promus.

      On February 21, 1997, the Company acquired the 198 suite Hilton Inn hotel in Dana Point, California for approximately $17.2 million. The Dana Point hotel will be converted to a Doubletree Guest Suites hotel in May 1997 and is managed by Doubletree.

      On March 10, 1997, the Company increased its unsecured revolving line of credit ("Line of Credit") from $250 million to $400 million, which included a reduction in unused commitment fees from 35 basis points to 25 basis points, under substantially the same terms as the original Line of Credit. At the end of the first quarter of 1997, the Company had drawn $243 million under the Line of Credit.

      On March 24, 1997, the Company acquired, through a 90% owned partnership, interests in three Doubletree Guest Suites hotels, totaling 691 suites, located in Troy, Michigan; Austin, Texas; and near the Baltimore Washington

                           FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    ORGANIZATION AND ACQUISITIONS -- (CONTINUED)

International (BWI) Airport for approximately $80 million. The Company paid approximately $72 million for its 90% partnership interest and Doubletree paid approximately $8 million for its 10% limited partnership interest. Doubletree will continue to manage the hotels.

      These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC.

2.    COMMITMENTS AND RELATED PARTY TRANSACTIONS

      Upon final completion of the conversions of four hotels, the Hotels will operate as Embassy Suites (49), Doubletree Guest Suites (8) and Hilton Suites
(1). The Embassy Suites hotels and Hilton Suites hotel will operate pursuant to franchise license agreements which require the payment of fees based on a percentage of suite revenue. These fees are paid by the Lessee. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels, which rights are included in the management agreement.

      The Hotels are managed by Promus (47), Doubletree (8), AGHI (2) and Coastal (1) on behalf of the Lessee. The Lessee generally pays the managers a base management fee based on a percentage of total revenue and an incentive management fee based on the Lessee's net income before overhead expenses.

      The Company is to receive rental income from the Lessee under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels), 2006 (19 hotels) and 2007 (7 hotels). The rental income under the Percentage Leases between the 13 unconsolidated partnerships, of which the Company owns 50%, and the Lessee are payable to the respective partnerships and as such is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) to the Company under these noncancellable operating leases at March 31, 1997 is as follows (in thousands):

                              YEAR
                              ----
Remainder of 1997 . . . . . . . . . . . . . . . . . . . . . .      $ 55,322
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        73,764
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        73,764
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        73,764
2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        73,764
2002 and thereafter . . . . . . . . . . . . . . . . . . . . .       302,172
                                                                   --------
                                                                   $652,550
                                                                   ========

      Minority equity interests in two of DJONT's consolidated subsidiaries, which lease a total of 15 of the Hotels, are held by unrelated third parties. These two subsidiaries have entered into separate revolving credit agreements with an affiliate of Messrs. Feldman and Corcoran and/or the holders of such minority equity interests or affiliates thereof, which provide these subsidiaries with the right to borrow up to an aggregate of $9.0 million, to the extent necessary to enable them to pay rent and other obligations due under the Percentage Leases relating to such Hotels. Amounts borrowed thereunder, if any, will be subordinate in right of repayment to the prior payment, when due, of rent and other obligations under such Percentage Leases. No loans were outstanding under such agreements at March 31, 1997.

                           FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    DEBT AND CAPITAL LEASE OBLIGATIONS

      Debt and capital lease obligations at March 31, 1997 and December 31, 1996 consist of the following (in thousands):

                                                     MARCH 31,     DECEMBER 31,
                                                       1997            1996
                                                     ---------     ------------
Line of Credit ...........................           $243,000        $115,000
Term loan ................................             85,000          85,000
Renovation loan ..........................             25,000          25,000
Other debt payable .......................                650           1,550
                                                     --------        --------
                                                     $353,650        $226,550
                                                     ========        ========


      On March 10, 1997, the Company increased its unsecured Line of Credit from $250 million to $400 million, which included a reduction in unused commitment fees from 35 basis points to 25 basis points, under substantially the same terms as the original Line of Credit obtained on September 30, 1996. Interest payable on borrowings under the Line of Credit is variable, determined from a ratings-based pricing matrix, and is currently set at LIBOR plus 175 basis points.

      The Company has an $85 million collateralized term loan outstanding at March 31, 1997. This term loan bears interest at LIBOR plus 150 basis points. Also outstanding at March 31, 1997 is a renovation loan of $25 million that bears interest at LIBOR plus 45 basis points. At March 31, 1997, 30 day LIBOR was 5.6875%.

      Under its loan agreements the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at March 31, 1997.

      Capital lease obligations at March 31, 1997 and December 31, 1996 consist of the following (in thousands):


                                                                 MARCH 31,   DECEMBER 31,
                                                                    1997         1996
                                                                 ---------   ------------
Capital land and building lease obligations ...................   $ 9,592      $ 9,675
Capital equipment lease obligations ...........................     2,985        3,200
                                                                  -------      -------
                                                                  $12,577      $12,875
                                                                  =======      =======


4.    INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

      The Company owned 50% interests in separate partnerships owning 13 hotels, a parcel of undeveloped land and a condominium management company at March 31, 1997. The Company is accounting for its investments in these unconsolidated partnerships under the equity method.

                           FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS - (CONTINUED)

Summarized combined financial information for unconsolidated partnerships, of which the Company owns 50%, is as follows (in thousands):

                                                                                      MARCH 31, 1997
                                                                                  ----------------------
                                                                                     1997        1996
                                                                                  ---------    ---------
          Balance sheet information:
               Net book value of partnership assets ...........................   $ 261,671    $  23,214
               Non-recourse mortgage debt .....................................   $ 148,128    $      24
               Equity .........................................................   $ 123,454    $  24,960
          Statement of operations information:
               Percentage lease revenue .......................................   $   9,505    $     751
               Expenses:
                    Depreciation ..............................................       3,148
                    Taxes, insurance and other ................................       1,388          111
                    Interest expense ..........................................       2,094
                                                                                  ---------    ---------

                     Total expenses ...........................................       6,630          111
                                                                                  ---------    ---------

               Net income .....................................................   $   2,875    $     640
                                                                                  =========    =========

               50% of net income attributable to the Company ..................   $   1,437    $     320
               Amortization of cost in excess of book value ...................        (310)
                                                                                  ---------    ---------
               Income from unconsolidated partnerships ........................   $   1,127    $     320
                                                                                  =========    =========

5.    TAXES, INSURANCE AND OTHER

      Taxes, insurance and other is comprised of the following for the quarter ended March 31, 1997 and 1996 (in thousands):

                                                                             1997     1996
                                                                            ------   ------
          Real estate and personal property taxes .......................   $4,410   $2,637
          Property insurance ............................................      408      274
          Land lease expense ............................................      249      375
          State franchise taxes .........................................      140      152
          Other .........................................................                91
                                                                            ------   ------
                Total taxes, insurance and other ........................   $5,207   $3,529
                                                                            ======   ======

6.    SUBSEQUENT EVENTS

      On April 24, 1997, the Company filed its second $500 million omnibus shelf registration statement with the Securities and Exchange Commission. When this registration statement becomes effective, it will enable the Company to provide offerings from time to time up to an additional $500 million in securities, which may include debt securities, preferred stock, common stock and/or common stock warrants. At March 31, 1997, approximately $242 million in registered securities also remains available under its original omnibus shelf registration statement.

                            DJONT OPERATIONS, L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (IN THOUSANDS)





                                                                                  MARCH 31,  DECEMBER 31,
                                                                                    1997        1996
                                                                                  --------   ------------
                                                                                  (UNAUDITED)
                                       ASSETS

Cash and cash equivalents .....................................................   $ 27,476    $  5,208
Accounts receivable, net ......................................................     12,933       8,700
Inventories ...................................................................      2,548       2,105
Prepaid expenses ..............................................................      1,210         255
Other assets ..................................................................      2,245       2,203
                                                                                  --------    --------

          Total assets ........................................................   $ 46,412    $ 18,471
                                                                                  ========    ========

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable, trade .......................................................   $  3,254    $  1,273
Accounts payable, other .......................................................     12,758       2,398
Due to FelCor Suite Hotels, Inc. ..............................................     15,630       5,526
Accrued expenses and other liabilities ........................................     20,232      15,677
Minority interest .............................................................        127
                                                                                  --------    --------
          Total liabilities ...................................................     52,001      24,874
                                                                                  --------    --------

Shareholders' deficit:
Capital .......................................................................          1           1
Distributions in excess of earnings ...........................................     (5,590)     (6,404)
                                                                                  --------    --------
          Total shareholders' deficit .........................................     (5,589)     (6,403)
                                                                                  --------    --------
          Total liabilities and shareholders' deficit .........................   $ 46,412    $ 18,471
                                                                                  ========    ========





  The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                           (UNAUDITED, IN THOUSANDS)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      -------------------
                                                                                        1997       1996
                                                                                      --------   --------
Revenue:
     Suite revenue ................................................................   $ 93,153   $ 52,176
     Food and beverage revenue ....................................................      4,028      3,863
     Food and beverage rent .......................................................        965        426
     Other revenue ................................................................      7,069      3,978
                                                                                      --------   --------

         Total revenues ...........................................................    105,215     60,443
                                                                                      --------   --------


Expenses:
     Property operating costs and expenses ........................................     25,182     13,244
     General and administrative ...................................................      7,166      4,085
     Advertising and promotion ....................................................      6,846      4,278
     Repair and maintenance .......................................................      4,904      2,719
     Utilities ....................................................................      4,130      2,497
     Management fee ...............................................................      2,146      1,519
     Franchise fee ................................................................      2,841      1,015
     Food and beverage expenses ...................................................      3,865      3,797
     Percentage lease payments ....................................................     44,615     24,727
     Lessee overhead expenses .....................................................        518        324
     Liability insurance ..........................................................        719        377
     Other ........................................................................        869      1,006
                                                                                      --------   --------

         Total expenses ...........................................................    103,801     59,588
                                                                                      --------   --------

Income before minority interest ...................................................      1,414        855

     Minority interest ............................................................        300
                                                                                      --------   --------

Net income ........................................................................   $  1,114   $    855
                                                                                      ========   ========





  The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                           (UNAUDITED, IN THOUSANDS)



                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        --------------------
                                                                                          1997        1996
                                                                                        --------    --------
Cash flows from operating activities:
     Net income .....................................................................   $  1,114    $    855
     Adjustments to reconcile net income to net cash provided by operating activities:
     Changes in assets and liabilities:
          Accounts receivable .......................................................     (4,233)     (2,510)
          Inventories ...............................................................       (443)       (290)
          Prepaid expenses ..........................................................       (955)        (67)
          Other assets ..............................................................        (42)       (838)
          Minority interest .........................................................        127
          Due to FelCor Suite Hotels, Inc. ..........................................     10,104       5,652
          Accounts payable, accrued expenses and other liabilities ..................     16,596       5,997
                                                                                        --------    --------
               Net cash flow provided by operating activities .......................     22,268       8,799
                                                                                        --------    --------

Net change in cash and cash equivalents .............................................     22,268       8,799
Cash and cash equivalents at beginning of periods ...................................      5,208       5,345
                                                                                        --------    --------
Cash and cash equivalents at end of periods .........................................   $ 27,476    $ 14,144
                                                                                        ========    ========





   The accompany notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         DJONT Operations, L.L.C. is a Delaware limited liability company ("DJONT") which was formed on June 29, 1994 and began operations on July 28, 1994. All of the voting Class A membership interest in DJONT
(representing a 50% equity interest) is beneficially owned by Hervey A. Feldman and Thomas J. Corcoran, Jr. who serve as directors and officers of FelCor Suite Hotels, Inc. (the "Company") and as managers and officers of DJONT. All of the non-voting Class B membership interest in DJONT (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Mr. Mathewson, a director of the Company. Each of the 58 hotels in which FelCor Suites Limited Partnership (the "Operating Partnership") had an ownership interest at March 31, 1997 (the "Hotels"), is leased to DJONT or a consolidated subsidiary thereof (collectively, the "Lessee") pursuant to percentage leases ("Percentage Leases"). The Company's partners in partnerships owning interests in 12 of the Hotels hold special purpose non-voting equity interests in the consolidated subsidiary of DJONT which leases such Hotels, which interests entitle them to 50% of such subsidiary's net income before overhead with respect to such Hotels. In addition, the Company's partner in a partnership owning three of the Hotels holds a 50% non-voting equity interest in the consolidated subsidiary of DJONT leasing those Hotels. These subsidiaries of DJONT have entered into separate revolving credit agreements with an affiliate of Messrs. Feldman and Corcoran and/or the holders of such non-voting equity interests, or affiliates thereof, which provide these subsidiaries with the right to borrow up to an aggregate of $9.0 million, to the extent necessary to enable them to pay rent and other obligations due under the Percentage Leases relating to such hotels. Amounts borrowed thereunder, if any, will be subordinate in right of repayment to the prior payment, when due, of rent and other obligations under such Percentage Leases. No loans were outstanding under such agreements at March 31, 1997.

         Messrs. Feldman and Corcoran, as the beneficial owners of an aggregate 50% of DJONT, have entered into an agreement with the Company pursuant to which they have agreed that, for a period of ten years, any distributions received by them from DJONT (in excess of their tax liabilities with respect to the income of DJONT) will be utilized to purchase common stock from the Company or units of limited partner interest in the Operating Partnership at then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling any stock or units so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% of DJONT, may elect to purchase common stock or units upon similar terms, at its option. The independent directors of the Company may suspend or terminate such agreement at any time.

         Forty-eight of the Hotels are, and one is in the process of conversion to, Embassy Suites(R) hotels, 47 of which are being managed for the Lessee by a subsidiary of Promus Hotel Corporation ("Promus"). Two Embassy Suites hotels are managed for the Lessee by American General Hospitality, Inc. ("AGHI") and Coastal Hotel Group, Inc. ("Coastal"). Eight of the Hotels are, or are in the process of conversion to, Doubletree Guest Suites(R) hotels and managed by a subsidiary of Doubletree Hotels Corporation ("Doubletree"). One of the Hotels is operated under a Hilton Suites(R) hotel franchise and managed by AGHI.

                            DJONT OPERATIONS, L.L.C.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Lessee has future lease commitments under the Percentage Leases which expire in 2004 (7 hotels), 2005 (13 hotels) 2006 (23 hotels) and 2007 (15 hotels). Minimum future rental payments are computed based on the base rent as defined under these noncancellable operating leases and are as follows (in thousands):

                 YEAR                                                 AMOUNT
                 ----                                                --------
                 Remainder of 1997................................   $ 74,181
                 1998 ............................................     98,907
                 1999 ............................................     98,908
                 2000 ............................................     98,908
                 2001 ............................................     98,908
                 2002 and thereafter..............................    423,964
                                                                     --------
                                                                     $893,776
                                                                     ========

         The Lessee typically pays a franchise fee ranging from 0% to 5% of suite revenue, and marketing and reservation fees ranging from 1% to 3.5% of suite revenue. In the cases where there is not a separate franchise agreement, the right to use the brand name is included in the management agreement. Base management fees typically range from 2% to 3% of total revenues. Incentive management fees are based upon the hotel's net income before overhead and typically range from 50% to 75% subject to a maximum annual payment of between 2% and 3% of applicable hotel revenues. In many cases managers and franchisors have agreed to subordinate all or a portion of their fees at a specific hotel either for a set period of time, or until the hotel provides a predetermined return to the Lessee, or both.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc. appearing elsewhere herein.

FIRST QUARTER HIGHLIGHTS:

         o Funds From Operations, diluted for conversion of preferred stock ("FFO") of $26.7 million or $0.81 per share and unit sets a new record for the Company.

         o The 15 fully renovated Crown Sterling Suites(R) hotels (" CSS Hotels") experienced a 19% increase in revenue per available suite as compared to the first quarter of 1996.

         o By the end of the quarter, the suite renovation program for all 18 CSS Hotels had been completed.

         o The Company acquired interests in 15 hotels during the quarter, representing a gross investment of approximately $250 million.

         o The Company and Doubletree formed a new strategic alliance for the acquisition of Doubletree Guest Suites hotels.

         o The Company issued three million shares of common stock at $35.50 per share and increased its unsecured Line of Credit from $250 million to $400 million.

         The Company's total revenues increased $12.2 million from $24.4 million to $36.6 million in the first three months of 1997 as compared to the same period of 1996. FFO increased $8.6 million, from $18.1 million in the first quarter of 1996 to $26.7 million in the same period of 1997. Suite revenues, on a pro forma basis (without regard to ownership) increased 9.8% in the first quarter of 1997 compared to 1996. The 18 CSS Hotels increased suite revenue by 15.1% and those hotels owned prior to the acquisition of the CSS Hotels ("the Original Hotels") increased suite revenue by 8.6%.

         During the first three months of 1997, the Company acquired interests in 15 hotels with 3,446 suites for an aggregate purchase price of $252.4 million, including its share of non-recourse debt of $43 million. Of the hotels acquired during the first three months of 1997, nine will be operated as Embassy Suites(R) hotels and six will operate as Doubletree Guest Suites(R) hotels.

         During the first quarter of 1997, the Company completed the suite renovation program for the last three of the CSS hotels. The Company also completed suite renovations at five of its other hotels and expects to begin refurbishment at a number of the recently acquired hotels later in the year.
It is not expected that such refurbishment will have an adverse impact on the Company's operations of the magnitude that the renovation of the CSS Hotels had during 1996.

         Improvements in suite revenues significantly impact the Company because the Company's principal source of revenues is lease payments by the Lessee under the Percentage Leases. The rent payable under the Percentage Leases is computed as a percentage of suite revenues, food and beverage revenues and food and beverage rents of the Hotels. For the three months ended March 31, 1997, the portion of the Percentage Lease revenue derived from suite revenues was 97.5%.

RESULTS OF OPERATIONS

The Company -- Actual

         Three Months Ended March 31, 1997 and 1996

         For the three months ended March 31, 1997 and 1996, the Company had revenues of $36.6 million and $24.4 million, respectively, consisting primarily of Percentage Lease revenues of $35.4 million and $24.0 million , and income from unconsolidated partnerships of $1.1 million and $320,000, respectively.

         The increases in Percentage Lease revenue of $11.4 million was attributable primarily to the hotels acquired since the first quarter of 1996 and increased suite revenues at the Hotels. Since March 31, 1996, the Company acquired twelve properties that are consolidated, for financial statement purposes. These properties contributed $5.2 million to suite revenues in the first quarter of 1997. The 13 Original Hotels increased suite revenues by 8.6% over the first quarter of 1996 and the CSS Hotels increased suite revenues by 15.1% over the first quarter of 1996. A more detailed discussion of hotel suite revenue is contained in "The Hotels -- Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Total expenses increased $11.1 million in the three months ended March 31, 1997, from $12.5 million to $23.6 million, compared to the same period in 1996. This represents an increase in expenses as a percentage of total revenue of 13.6 percentage points from 51.0% to 64.6%. The primary components of this increase with respect to the increase in dollars were: depreciation; taxes, insurance and other; and interest expense. The primary reason for this increase is related to the increased number of hotels owned by the Company. Those expenses that made up the majority of the increase, as a percentage of total revenue, were depreciation (28.5% of total revenue for the first quarter of 1997 compared to 18.5% in the same period in 1996) and interest expense (15.3% of total revenue in 1997 compared to 9.9% in 1996). Taxes, insurance and other actually decreased slightly as a percentage of total revenue, from 14.4% in 1996 to 14.2% in 1997.

         Depreciation, as a percentage of total revenue, increased primarily as the result of the major suite renovation projects which were completed in late 1996 or early 1997.

         The increased interest expense, as a percentage of total revenue, is reflective of the additional borrowings during 1996 and early 1997 to finance hotel acquisitions and the suite renovation program.

         Net income applicable to common shareholders for the quarter was $10.0 million, or 27.4% of total revenue, as compared to $12.0 million, or 49% of total revenue, for the first three months of 1996. In addition to the relative increases in depreciation and interest previously discussed, net income applicable to common shareholders was adversely affected by the preferred dividends for the three months ended March 31, 1997 that were not payable in the same period of 1996.

         Funds From Operations

         The Company considers Funds From Operations to be a key measure of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

         The following table computes Funds From Operations under the National Association of Real Estate Investment Trusts ("NAREIT") definition. Funds From Operations under the NAREIT definition consists of net income, computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation of real property (including furniture and equipment) and after adjustments for unconsolidated partnerships and joint ventures (in thousands, except per share and unit data).

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      ------------------
                                                                                        1997      1996
                                                                                      -------   --------
Funds From Operations (FFO):

Net income ........................................................................   $12,957   $11,971
Less preferred dividends ..........................................................     2,949
                                                                                      -------   -------
Net income applicable to common shareholders ......................................    10,008    11,971
Add back:
   Minority interest in Operating Partnership .....................................     1,417     1,620
   Depreciation ...................................................................    10,417     4,516
   Depreciation for unconsolidated partnerships ...................................     1,884
                                                                                      -------   -------
FFO available to common shares and units ..........................................    23,726    18,107
Add preferred dividends ...........................................................     2,949
                                                                                      -------   -------
FFO diluted for conversion of preferred stock .....................................   $26,675   $18,107
                                                                                      =======   =======

Weighted average common shares outstanding ........................................    25,459    22,614
Weighted average units outstanding ................................................     2,784     3,061
                                                                                      -------   -------
Weighted average common shares and units outstanding ..............................    28,243    25,675
                                                                                      =======   =======
Weighted average common shares and units outstanding,
     diluted for conversion of preferred stock ....................................    32,933    25,675
                                                                                      =======   =======

Per share and unit data:

FFO per common share and unit outstanding .........................................   $  0.84   $  0.71
FFO per common share and unit outstanding, diluted for
     conversion of preferred stock ................................................   $  0.81   $  0.71


   Included in the Funds From Operations described above is the Company's share of FFO from its interest in thirteen unconsolidated partnerships. The FFO contribution from these unconsolidated partnerships was as follows (in thousands):

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      ------------------
                                                                                        1997       1996
                                                                                      -------    -------
Statement of operations information:
Percentage Lease revenue ..........................................................   $ 9,505    $   751

Expenses:
   Depreciation ...................................................................     3,148
   Taxes, insurance and other .....................................................     1,388        111
   Interest expense ...............................................................     2,094
                                                                                      -------    -------
       Total expenses .............................................................     6,630        111
                                                                                      -------    -------

Net income ........................................................................   $ 2,875    $   640
                                                                                      =======    =======

50% of net income attributable to the Company .....................................   $ 1,437    $   320
Amortization of cost in excess of book value ......................................      (310)
                                                                                      -------    -------
Income from unconsolidated partnerships ...........................................     1,127        320
Add back:  Depreciation ...........................................................     1,884
                  Amortization of cost in excess of book value ....................       310
                                                                                      -------    -------
FFO contribution of unconsolidated partnerships ...................................   $ 3,321    $   320
                                                                                      =======    =======

The Lessee -- Actual

   The Three Months Ended March 31, 1997 and 1996

   Total revenues increased 74% from $60.4 million in the first quarter of 1996 to $105.2 million for the same period of 1997. The primary reasons for this increase are the number of hotels operated by the Lessee which increased from 34 hotels at March 31, 1996 to 58 hotels at March 31, 1997 and the increases in revenues at the hotels owned in both the first quarter of 1997 and 1996. Percentage Lease expense, property operating costs and other hotel expenses increased in the first quarter of 1997 compared to the same period of 1996 and relate primarily to the increased number of hotels operated by the Lessee. The increase in percentage lease expense is also attributable in part to the increase in suite revenues. The Lessee had net income of $1.1 million and $855,000 for the three months ended March 31, 1997 and 1996, respectively.

The Hotels -- Actual

   The following table sets forth historical suite revenue and percentage changes therein between the periods presented for the 58 hotels which the Lessee operated at March 31, 1997. The following table also presents comparative information with respect to occupancy, average daily rate ("ADR") and revenue per available suites ("REVPAR") for the 13 Original Hotels, the 18 CSS Hotels, the 12 1996 Acquisitions and the 15 1997 Acquisitions, regardless of ownership, through March 31, 1997.

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              ----------------------
                                                                                1997          1996      VARIANCE
                                                                              ---------     --------    --------
Suite Revenue (in thousands):
   Original Hotels (13) . . . . . . . . . . . . . . . . . . . . . . . . .     $  20,873     $ 19,228        8.6%
   CSS Hotels (18)  . . . . . . . . . . . . . . . . . . . . . . . . . . .        37,004       32,144       15.1%
   1996 Acquisitions (12) . . . . . . . . . . . . . . . . . . . . . . . .        21,618       20,457        5.7%
   1997 Acquisitions (15) . . . . . . . . . . . . . . . . . . . . . . . .        23,915       22,358        7.0%
                                                                              ---------     --------
   Total (58) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 103,410     $ 94,187        9.8%

Occupancy:
   Original Hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . .         75.2%        76.3%    (1.1)pts
   CSS Hotels . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         73.1%        70.3%     2.8 pts
   1996 Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . .         72.2%        72.3%    (0.1)pts
   1997 Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . .         72.9%        71.8%     1.1 pts
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         73.3%        72.3%     1.0 pts

Average Daily Rate (ADR):
   Original Hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  111.29     $ 101.67        9.5%
   CSS Hotels . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  122.04     $ 108.84       12.1%
   1996 Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  118.20     $ 110.48        7.0%
   1997 Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  105.97     $  99.28        6.7%
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  114.98     $ 105.26        9.2%

Revenue Per Available Suite (REVPAR):
   Original Hotels  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   83.72     $  77.62        7.9%
   CSS Hotels . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   89.22     $  76.50       16.6%
   1996 Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . .     $   85.35     $  79.92        6.8%
   1997 Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . .     $   77.27     $  71.26        8.4%
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   84.29     $  76.11       10.7%

  ORIGINAL HOTELS:        Boston - Marlborough, MA, Brunswick, GA, Chicago -
                          Lombard, IL, Corpus Christi, TX,  Dallas (Love
                          Field), TX, Dallas (Park Central), TX, Flagstaff, AZ,
                          Jacksonville, FL, Nashville, TN, New Orleans, LA,
                          Orlando (North), FL, Orlando (South), FL, Tulsa, OK.

  CSS HOTELS:             Anaheim, CA, Baton Rouge, LA, Birmingham, AL, Boca
                          Raton, FL (1), Deerfield Beach, FL, Ft.  Lauderdale,
                          FL, Los Angeles (LAX South), CA,  Miami, FL,
                          Milpitas, CA, Minneapolis (Airport), MN, Minneapolis
                          (Downtown), MN, Napa, CA, Oxnard (Mandalay Beach),
                          CA,  Phoenix, AZ, San Francisco (Airport North), CA,
                          San Francisco (Airport South), CA, St. Paul, MN,
                          Tampa (Busch Gardens), FL(1).

  1996 ACQUISITIONS:      Atlanta-Buckhead, GA, Beaver Creek Resort
                          (Avon-Vail), CO, Boca Raton, FL, Charlotte, NC,
                          Cleveland, OH, Deerfield, IL,  Indianapolis, IN,
                          Kingston Plantation (Myrtle Beach), SC(3), Lexington,
                          KY(2), Parsippany, NJ,  Piscataway, NJ, San Rafael
                          (Marin County) CA.

  1997 ACQUISITIONS:      Atlanta, GA, Austin, TX,  Austin (Downtown), TX(1),
                          Bloomington, MN(1),  BWI Airport, MD(1), Covina, CA,
                          Dana Point, CA(1), Kansas City, MO, LAX North, CA,
                          Omaha, NE(1),  Overland Park, KS, Raleigh, NC, San
                          Antonio, TX, Secaucus, NJ, Troy, MI(1).

    (1) Operating as a Doubletree Guest Suites hotel or in the process of conversion thereto
    (2) Operating as a Hilton Suites hotel
    (3) In the process of conversion to Embassy Suites hotels

    Comparison of The Hotels' Suite Revenues for the Three Months Ended March 31, 1997 and 1996

         Suite revenues from the 58 Hotels, included without regard to ownership, increased 9.8% for the three months ended March 31, 1997 from the same period of 1996. The Original Hotels increased 8.6%, the CSS Hotels increased 15.1%, the 1996 Acquisition Hotels increased 5.7% and the 1997 Acquisition Hotels increased 7.0%.

         The Original Hotels were owned throughout all of the first quarter of both 1997 and 1996. Suite revenue for these hotels increased $1.6 million in the first quarter of 1997 over the same period in 1996. This improvement in suite revenue resulted from increased average daily rates ("ADR") of 9.5% which were somewhat offset by a slight decline in occupied rooms as a percentage of total available rooms ("Occupancy") of 1.1 percentage points. The hotels in this group recorded increases in ADR ranging from 3.5% to 18.7%. The increases in ADR at these hotels is attributed to the strength of the markets that these hotels are in as well as aggressive rate management.

          The CSS Hotels experienced an increase in ADR of 12.1% to $122.04 and a 2.8 percentage point increase in Occupancy to 73.1%. The strength of the improvement in the CSS Hotels is partially reflective of the $54 million suite renovation program that was completed in the first quarter of 1997. This program made substantial upgrades and improvements to these former Crown Sterling Suites hotels. This group of hotels were also converted to the Embassy Suites or Doubletree Guest Suites brand during 1996. The increase in both occupancy and ADR is also attributable in part, to the stronger marketing presence of the Embassy Suites and Doubletree Guest Suites brands.

         The 1996 Acquisition Hotels increased ADR by 7% to $118.20, which was partially offset by a 0.1 percentage point decrease in Occupancy to 72.2%.
Some of the 1996 Acquisition Hotels benefited from suite renovations completed in 1996 or during the first quarter of 1997 and the Company expects to commence renovation on several of the remaining hotels in this group later in the year. The Company has committed to reserving 4% of suite revenue for ongoing capital replacements and improvements, in addition to making normal repair and maintenance expenditures and any necessary renovations for hotels acquired.

         The 1997 Acquisition hotels had increases in both ADR and Occupancy in the first quarter of 1997 compared to the same period of 1996. The Company believes that these improvements are indicative of the strong markets in which it has acquired hotels.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the three months ended March 31, 1997, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $13.2 million and funds from operations diluted for the conversion preferred stock, which is the sum of net income, minority interest, and depreciation of real property (including furniture and equipment), was $26.7 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Company's liquidity, including its ability to make distributions to stockholders, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

         At March 31, 1997, the Lessee had paid all amounts then due the Company under the Percentage Leases. During the first quarter of 1997, the Lessee realized net income of approximately $1.1 million, reducing the accumulated shareholders' deficit of approximately $6.4 million at December 31, 1996 to approximately $5.6 million at March 31, 1997. The accumulated shareholders' deficit resulted primarily from losses during 1996 as a consequence of the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite nights lost during the year due to renovation. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholders' equity is restored. Although it is currently anticipated that the Lessee could sustain a small loss during 1997, it is anticipated that its future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases when due.

         Minority equity interests in two of DJONT's consolidated subsidiaries, which lease a total of 15 of the Hotels, are held by unrelated third parties. These two subsidiaries have entered into separate revolving credit agreements with an affiliate of Messrs. Feldman and Corcoran and/or the holders of such minority equity interests, or affiliates thereof, which provide these subsidiaries with the right to borrow up to an aggregate of $9.0 million, to the extent necessary to enable them to pay rent and other obligations due under the Percentage Leases relating to such Hotels. Amounts borrowed thereunder, if any, will be subordinate in right of repayment to the prior payment, when due, of rent and other obligations under such Percentage Leases. No loans were outstanding under such agreements at March 31, 1997.

         The Company intends to acquire additional hotels and may incur indebtedness to make such acquisitions, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

         The Company's Charter limits consolidated indebtedness to 40% of the Company's investment in hotels, at cost, on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. For purposes of this limitation, the Company's consolidated investment in hotels, at cost, is its investment, at cost, in hotels, as reflected in its consolidated financial statements plus (to the extent not otherwise reflected) the value (as determined by the Board of Directors at the time of issuance) of any equity securities issued, otherwise than for cash, by the Company or any of its subsidiaries in connection with the acquisition of hotels. Under this definition as of March 31, 1997, the Company's investment in hotels at cost was $1.2 billion. Accordingly, the Company's maximum permitted indebtedness would have been approximately $499 million (of which $354 million was borrowed at March 31, 1997). Assuming all of this additional debt capacity, together with the Company's available cash and cash equivalents, were used for the acquisition of additional hotels, the Company's investment in hotels would increase to approximately $1.5 billion and the maximum permitted indebtedness would increase to approximately $595 million. A proposed charter amendment was submitted to the Company's shareholders for approval which, if approved, would remove the 40% debt limitation. However the Board of Directors has indicated that, if the proposed amendment is approved by the shareholders, a substantially identical limitation will be adopted as a policy of the Board of Directors.

         At March 31, 1997, the Company had $11.0 million of cash and cash equivalents and had utilized $243 million of the amount available under the Company's $400 million unsecured revolving Line of Credit.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into two separate interest rate swap agreements. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the initial variable rate to be received by the Company at March 31, 1997 are summarized in the following table:

                                                SWAP RATE
                                                RECEIVED
                    SWAP RATE     EFFECTIVE   (VARIABLE) AT         SWAP
NOTIONAL AMOUNT    PAID (FIXED)   FIXED RATE     3/31/97          MATURITY
---------------    ------------   ----------  -------------    -------------
$50 million          6.11125%     7.61125%      5.56225%       October 1999
$25 million          5.95500%     7.45500%        5.562%       November 1999

         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of its interest rate agreement and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

         To provide for additional financing flexibility, the Company has registered up to an aggregate of $500 million in common stock, preferred stock, debt securities and/or common stock warrants pursuant to a shelf registration declared effective by the Securities Exchange Commission during 1996. The terms and conditions of the stock or debt securities issued thereunder are determined by the Company based upon market conditions at the time of issuance. A total of 6,050,000 shares of preferred stock at $25.00 per share were issued in the second quarter of 1996 and 3,000,000 shares of common stock at $35.50 were issued during the first quarter of 1997 pursuant to this shelf registration statement. As a result of these offerings, approximately $242 million in registered securities remains available for issuance by the Company under this shelf registration statement. Additionally, on April 24, 1997, the Company filed a second shelf registration statement covering an additional $500 million in debt securities, preferred stock, common stock and/or common stock warrants under which the specific terms of the securities to be offered will be determined by the Company at the time of any offering. This second shelf registration statement has not yet become effective.

         The Company has begun construction on a net addition of 129 suites at the Boston-Marlborough hotel. The suite additions, additional meeting rooms and other public area upgrades for this hotel is projected at an aggregate cost of approximately $15.8 million with an expected completion in the third quarter of 1997. Additionally, construction has begun on suite additions aggregating 134 suites at Jacksonville, Florida and Orlando (North), Florida at an estimated cost of approximately $10.2 with an expected completion in the first quarter of 1998.

         The Company's cash flow from financing activities of approximately $211.7 million for the three months ended March 31, 1997 resulted from the sale of three million shares of common stock with net proceeds of $100.7 million, net borrowings of $127.1 million under a prior secured line of credit and other borrowing facilities and distributions of $16.1 million.

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         SFAS No. 128, Earnings Per Share ("EPS), was issued in October 1996. This statement specifies the computation, presentation, and disclosure requirements for EPS and is effective for financial statements issued for periods ending after December 15, 1997. The statement requires restatement of all prior period EPS data presented, including interim financial statements, summaries of earnings, and selected financial data, after the effective date. The Company has determined the effect of adoption will have an immaterial impact on previously reported EPS numbers.

         SFAS No. 129, Disclosure of Information about Capital Structure, was issued in February 1997. This statement specifies the disclosure requirements for information about an entity's capital structure applicable to both public and nonpublic entities and is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes the specific disclosure requirements of Opinions 10 and 15 and Statement 47 and consolidates them in this statement. The adoption of this statement has no impact on the disclosure requirements of the Company which was previously subject to the disclosure requirements of Opinions 10 and 15 and Statement 47.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Portions of this Quarterly Report on Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("1934 ACT"). Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's current expectations are disclosed herein and in the Company's other filings under the 1933 Act and 1934 Act (collectively, "Cautionary Disclosures"). The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

                         PART II. -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         During the first quarter of 1997, the Company issued an aggregate of 20,431 shares of its common stock in redemption of a like number of outstanding units of limited partner interest in the Operating Partnership. Neither the units, nor the common stock issued in redemption thereof, were registered under the 1933 Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by Section 4(2) of that act.

         On February 19, 1997 the Company issued an aggregate of 41,000 shares of its common stock to certain of its officers and outside directors in the form of restricted stock under its 1995 Restricted Stock and Stock Option Plan. Such shares were not registered under the 1933 Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by Section 4(2) of that act.

ITEM 5.  OTHER INFORMATION.

         For information relating to hotel acquisitions and certain other transactions by the Company through March 31, 1997, see Note 1 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc. contained in Item
1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits:

                 Exhibit
                 Number                     Description
                 ------                     -----------
                 10.2.3  --  Second Amended and Restated Revolving Credit
                             Agreement dated as of March 10, 1997 among the
                             Registrant and the Operating Partnership, as
                             Borrower, and the Lenders party thereto, The Chase
                             Manhattan Bank, as Administrative Agent , and
                             Wells Fargo Bank, National Association, as
                             Documentation Agent.

                 27      --  Financial Data Schedule

            (b)  Reports on Form 8-K:
                 None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 1997

                                       FELCOR SUITE HOTELS, INC.



                                       By:   /s/ Lester C. Johnson
                                           -----------------------------------
                                                 Lester C. Johnson
                                           Vice President and Controller
                                             (Chief Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
10.2.3   --   Second Amended and Restated Revolving Credit Agreement dated as of March 10, 1997 among the Registrant and the Operating
              Partnership, as Borrower, and the Lenders party thereto, The
              Chase Manhattan Bank, as Administrative Agent , and Wells Fargo
              Bank, National Association, as Documentation Agent.

27       --   Financial Data Schedule