Form 10-Q
period 1997-06-30
FELCOR SUITE HOTELS INC
filed 1997-08-14
CIK 923603

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

    /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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



         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of Common Stock, par value $.01 per share, of FelCor Suite Hotels, Inc. outstanding on August 10, 1997 was 36,588,733.

-------------------------------------------------------------------------------

                           FELCOR SUITE HOTELS, INC.

                                     INDEX




                                                                                                              PAGE
                                                                                                              ----
                                           PART I. -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS..........................................................................      3
            FELCOR SUITE HOTELS, INC.
               CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 (UNAUDITED)
                    AND DECEMBER 31, 1996.................................................................      3
               CONSOLIDATED STATEMENTS OF OPERATIONS -- FOR THE THREE AND SIX MONTHS
                    ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)..............................................      4
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- FOR THE SIX MONTHS
                    ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)..............................................      5
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................      6
            DJONT OPERATIONS, L.L.C.
               CONSOLIDATED BALANCE SHEETS - JUNE  30, 1997 (UNAUDITED)
                    AND DECEMBER 31, 1996.................................................................     13
               CONSOLIDATED STATEMENTS OF OPERATIONS -- FOR THE THREE AND SIX MONTHS
                    ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)..............................................     14
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- FOR THE SIX MONTHS
                    ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)..............................................     15
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................     16
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........     19
               GENERAL/SECOND QUARTER HIGHLIGHTS..........................................................     19
               RESULTS OF OPERATIONS......................................................................     20
               LIQUIDITY AND CAPITAL RESOURCES............................................................     25

                                            PART II. -- OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES.........................................................................     28
ITEM 5.     OTHER INFORMATION.............................................................................     28
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..............................................................     28

SIGNATURES................................................................................................     30

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FELCOR SUITE HOTELS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      JUNE 30,          DECEMBER 31,
                                                                                        1997               1996
                                                                                     -----------        -----------
                                                                                     (UNAUDITED)
                                                         ASSETS
Investment in hotels, net of accumulated depreciation of $58,411
  and $36,718 at June 30, 1997 and December 31, 1996 respectively ...............    $ 1,320,982        $   899,691
Investment in unconsolidated partnerships .......................................        126,714             59,867
Cash and cash equivalents .......................................................         13,394              7,793
Deposits ........................................................................          1,616              1,616
Due from Lessee .................................................................          9,059              5,526
Deferred expenses, net of accumulated amortization of $1,035
  and $364 at June 30, 1997 and December 31, 1996 ...............................          3,363              3,235
Other assets ....................................................................          4,446              1,060
                                                                                     -----------        -----------

           Total assets .........................................................    $ 1,479,574        $   978,788
                                                                                     ===========        ===========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Distributions payable ...........................................................    $     2,949        $    16,090
Accrued expenses and other liabilities ..........................................          6,379              5,235
Debt ............................................................................        302,650            226,550
Capital lease obligations .......................................................         12,048             12,875
Minority interest in Operating Partnership, 2,904 and 2,786 units issued and
    outstanding at June 30, 1997 and December 31, 1996, respectively ............         75,109             76,112
Minority interest in other partnerships .........................................          8,164
                                                                                     -----------        -----------
           Total liabilities ....................................................        407,299            336,862
                                                                                     -----------        -----------

Commitments and contingencies (Note 2)

Shareholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized, 6,050 shares
     issued and outstanding at June 30, 1997 and December 31, 1996 ..............        151,250            151,250
Common stock, $.01 par value, 50,000 shares authorized, 35,594 and
     23,502 shares issued, including shares in treasury, at June 30 1997
     and December 31, 1996, respectively ........................................            368                235
Additional paid in capital ......................................................        968,997            505,082
Unearned officers' and directors' compensation ..................................         (2,169)            (1,454)
Distributions in excess of earnings .............................................         (5,065)           (13,187)
                                                                                     -----------        -----------
                                                                                       1,113,381            641,926
Less common stock in treasury at cost, 1,200 shares at June 30, 1997 ............        (41,106)
                                                                                     -----------        -----------
           Total shareholders' equity ...........................................      1,072,275            641,926

                                                                                     -----------        -----------

           Total liabilities and shareholders' equity ...........................    $ 1,479,574        $   978,788
                                                                                     ===========        ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                             ---------------------       ---------------------
                                                              1997          1996          1997          1996
                                                             -------       -------       -------       -------
Revenues:
  Percentage lease revenue ..............................    $38,677       $23,409       $74,048       $47,385
  Income from Unconsolidated Partnerships ...............      2,300           315         3,427           485
  Other Income ..........................................         76           628           170           774
                                                             -------       -------       -------       -------
           Total Revenue ................................     41,053        24,352        77,645        48,644
                                                             -------       -------       -------       -------

Expenses:
  General and Administrative ............................        874           467         1,846           848
  Depreciation ..........................................     11,314         5,938        21,730        10,304
  Taxes, Insurance and Other ............................      5,549         3,070        10,756         6,600
  Interest Expense ......................................      7,313         2,089        12,914         4,513
  Minority Interest in Operating Partnership ............      1,524         1,522         2,942         3,142
  Minority Interest in Other Partnerships ...............        121                         142
                                                             -------       -------       -------       -------
           Total Expenses ...............................     26,695        13,086        50,330        25,407
                                                             -------       -------       -------       -------

Net Income ..............................................     14,358        11,266        27,315        23,237

Preferred Dividends .....................................      2,949         1,835         5,899         1,835
                                                             -------       -------       -------       -------

Net Income Applicable to Common Shareholders ............    $11,409       $ 9,431       $21,416       $21,402
                                                             =======       =======       =======       =======

Per Common Share Information:
  Net Income ............................................    $  0.43       $  0.41       $  0.82       $  0.94
                                                             =======       =======       =======       =======
  Weighted Average Number of Common Shares Outstanding ..     26,689        22,905        26,078        22,760
                                                             =======       =======       -------       -------








             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                           (UNAUDITED, IN THOUSANDS)


                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                           --------------------------
                                                                                             1997              1996
                                                                                           ---------        ---------
Cash flows from operating activities:
          Net income ...............................................................       $  27,315        $  23,237
          Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
                    Depreciation ...................................................          21,730           10,304
                    Amortization of deferred financing fees and organization costs .             672              243
                    Amortization of unearned officers' and directors' compensation .             510              177
                    Income from unconsolidated partnerships ........................          (3,427)            (485)
                    Cash distributions from unconsolidated partnerships ............           1,402
                    Minority interest in Operating Partnership .....................           2,942            3,142
                    Minority interest in other partnerships ........................             142
              Changes in assets and liabilities:
                    Due from Lessee ................................................          (3,533)          (1,355)
                    Deferred expenses and other assets .............................          (4,225)            (689)
                    Accrued expenses and other liabilities .........................             168           (1,890)
                                                                                           ---------        ---------
                              Net cash flow provided by operating activities .......          43,696           32,684
                                                                                           ---------        ---------

Cash flows from investing activities:
          Acquisition of hotels ....................................................        (409,587)        (287,715)
          Acquisition of interests in unconsolidated partnerships ..................         (59,571)
          Improvements and additions to hotels .....................................         (25,374)         (30,944)
                                                                                           ---------        ---------
                              Net cash flow used in investing activities ...........        (494,532)        (318,659)
                                                                                           ---------        ---------

Cash flows from financing activities:
          Proceeds from borrowings .................................................         149,000           76,150
          Repayment of borrowings ..................................................         (72,900)        (119,954)
          Proceeds from sale of common stock .......................................         480,075           40,584
          Proceeds from sale of preferred stock ....................................                          151,250
          Costs associated with public offerings ...................................         (25,480)          (6,999)
          Purchase of treasury stock ...............................................         (41,106)
          Proceeds from exercise of stock options ..................................             563
          Distributions paid to limited partners ...................................          (2,835)          (2,858)
          Distributions paid to preferred shareholders .............................          (5,899)
          Distributions paid to common shareholders ................................         (24,981)         (13,967)
                                                                                           ---------        ---------
                              Net cash flow provided by financing activities .......         456,437          124,206
                                                                                           ---------        ---------

Net change in cash and cash equivalents ............................................           5,601         (161,769)
Cash and cash equivalents at beginning of periods ..................................           7,793          166,821
                                                                                           ---------        ---------
Cash and cash equivalents at end of periods ........................................       $  13,394        $   5,052
                                                                                           =========        =========

Supplemental cash flow information --
          Interest paid ............................................................       $   9,760        $   3,966
                                                                                           =========        =========



       The accompanying notes are an integral part of these consolidated financial statements.

                           FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND ACQUISITIONS

       FelCor Suite Hotels, Inc., is a self-administered real estate investment trust ("REIT"), which commenced operations on July 28, 1994. At the commencement of operations, FelCor Suite Hotels, Inc. ("FelCor") acquired an equity interest of approximately 75% in FelCor Suites Limited Partnership (the "Operating Partnership"), which owned six Embassy Suites(R) hotels (the "Initial Hotels") with an aggregate of 1,479 suites. The Operating Partnership had acquired the Initial Hotels through a merger with entities, originally formed in 1991, controlled by Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board of Directors and Chief Executive Officer of the Company, respectively.

       At June 30, 1997, FelCor owned interests in 67 hotels with an aggregate of 16,357 suites/rooms (collectively the "Hotels") through its 92.5% aggregate ownership of the Operating Partnership and its subsidiaries (collectively, the "Company"). FelCor also is the sole general partner of the Operating Partnership. The Company owns 100% equity interests in 49 of the Hotels (11,854 suites), a 90% or greater interest in partnerships owning four hotels (1,041 suites), and 50% interests in separate partnerships that own 14 hotels (3,462 suites). At June 30, 1997, 51 of the Hotels were operated as Embassy Suites hotels, nine as Doubletree Guest Suites(R) hotels, one as a Hilton Suites(R) hotel, one hotel was in the process of conversion to an Embassy Suites hotel, three hotels were operated as Sheraton(R) hotels and two were operated as Sheraton Suites(R) hotels. The Hotels are located in 25 states, with 29 hotels in California, Florida and Texas. The following table provides certain information regarding the Hotels through June 30, 1997:



                                NUMBER OF HOTELS                                         AGGREGATE
                                    ACQUIRED               NUMBER OF SUITES          ACQUISITION PRICE
                                ----------------           ----------------         -------------------
                                                                                   (DOLLARS IN MILLIONS)
1994                                    7                        1,730                   $  107.3
1995                                   13                        2,649                      237.1*
1996                                   23                        5,769                      560.5**
1ST QUARTER 1997                       15                        3,446                      209.4***
2ND QUARTER 1997                        9                        2,715                      264.9****
                                       --                       ------                   --------
                                       67                       16,309                    1,379.2
                                       ==

    Additional suites constructed by
    the Company                                                     48                        5.3
                                                                ------                   --------
                                                                16,357                   $1,384.5
                                                                ======                   ========

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

               **** Includes the purchase price of the Company's 50% interest in an unconsolidated partnership owning one hotel with 261 suites.

       The Company completed construction and placed into service on July 1, 1997, 129 net additional suites, meeting rooms and other public area upgrades at its Boston-Marlborough, Massachusetts hotel at an approximate cost of $15.8 million. The Company has also begun construction on 67 suites at its Jacksonville, Florida hotel and 67 suites at its Orlando (North), Florida hotel at an aggregate projected cost of $10.2 million with an expected completion in early 1998.

                           FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND ACQUISITIONS -- (CONTINUED)

       The Company leases all of the Hotels to DJONT Operations, L.L.C. ("DJONT"), or a consolidated subsidiary thereof (collectively, the "Lessee"), under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board and President of the Company, respectively, beneficially own a 50% voting equity interest in DJONT. The remaining 50% non-voting equity interest in DJONT is beneficially owned by the children of Charles N. Mathewson, a director of the Company and shareholder of the predecessor company. The Company's partners in partnerships owning 12 of the Hotels hold special purpose non-voting equity interests in the consolidated subsidiary of DJONT which leases such Hotels, which interests entitle them to 50% of such subsidiary's net income before overhead with respect to such Hotels. In addition, the Company's partner in a partnership owning three of the Hotels holds a 50% non-voting equity interest in the consolidated subsidiary of DJONT leasing those Hotels. See Note 2 Commitments and Related Party Transactions for additional discussion regarding Lessee consolidated subsidiaries. The Lessee has entered into management agreements pursuant to which 50 of the Hotels are managed by Promus Hotels, Inc. ("Promus"), nine of the Hotels are managed by a subsidiary of Doubletree Hotel Corporation ("Doubletree"), five of the hotels are managed directly by, or by a subsidiary of, ITT Sheraton Corporation ("Sheraton"), two of the Hotels are managed by American General Hospitality, Inc. ("AGHI"), and one is managed by Coastal Hotel Group, Inc. ("Coastal").

       A brief discussion of the hotels acquired and other significant transactions occurring in the second quarter of 1997 follows:

o On May 15, 1997 the Company acquired a 50% partnership interest in the 261-suite Embassy Suites - San Antonio Airport hotel for $1.7 million cash and 139,286 Partnership Units, subject to the Company's share of $12.4 million in existing non-recourse partnership debt. The remaining 50% interest in the hotel is owned by Promus, bringing to 12 the number of hotels jointly owned with Promus. The hotel is managed by Promus.

o On June 5, 1997 the Company acquired the 138-suite Doubletree Guest Suites hotel - Nashville for $10.7 million in cash. This three story hotel opened in 1988 and is the second hotel acquired by the Company in Nashville, the other being the Embassy Suites - Nashville Airport hotel acquired by the Company in 1994. The hotel is managed by a subsidiary of Doubletree.

o On June 30, 1997 the Company issued a net of 9 million shares of its common stock, after giving effect to the 1.2 million shares it repurchased from Promus, at an offering price of $36.625 per share, providing net proceeds to the Company of approximately $312.8 million. The proceeds of this offering were used to fund the acquisition of the two Embassy Suites hotels and five Sheraton hotels which were acquired on June 30, 1997 and were used to reduce debt outstanding under its Line of Credit.

o On June 30, 1997 the Company acquired the 244-suite Embassy Suites - Dallas Market Center and the 215-suite Embassy Suites - Syracuse hotels from Promus for an aggregate cash purchase price of $46.7 million. These acquisitions were the Company's first hotel in New York and third hotel in Dallas, Texas. Both hotels are managed by Promus.

o On June 30, 1997 the Company acquired five Sheraton hotels with a total of 1,857 rooms and suites and approximately 85,000 square feet of meeting space from Sheraton for an aggregate cash purchase price of $200.0 million. This portfolio of hotels included the Sheraton Suites hotels at Chicago O'Hare Airport and at the Galleria in Atlanta, Georgia. Also included in this portfolio were three traditional upscale full service Sheraton hotels located at the Atlanta Airport, Dallas Park Central and Phoenix Crescent. These three hotels represent the Company's first acquisition of non-suite hotels. All of these hotels are managed by Sheraton.

o The Company executed a definitive agreement to acquire the Doubletree Guest Suite hotels located in Lake Buena Vista, Florida, Raleigh/Durham, North Carolina and Tampa (Rocky Point), Florida from PSH Master L.P. I, a

                           FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND ACQUISITIONS -- (CONTINUED)

       publicly traded Master Limited Partnership. The closing occurred on July 31, 1997 following approval by the MLP's unitholders. All of these hotels are managed by Doubletree.

o The Company and Promus announced the execution of a letter of intent whereby Promus would develop five to ten Embassy Suites hotels in key markets and the Company would acquire these hotels upon completion at a price agreed upon prior to the commencement of construction.

o The Company completed the public space renovations at the Embassy Suites hotels in Mandalay Beach and Napa, California.

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

2.     SUPPLEMENTAL CASH FLOW INFORMATION

       In the first six months of 1997 the Company purchased certain assets and assumed certain liabilities of hotels. These purchases were recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows:


Assets acquired.................................................        $417,609
Minority interest contribution in other partnerships............          (8,022)
                                                                        --------
       Net cash paid............................................        $409,587
                                                                        ========


       In the first six months of 1997 the Company purchased interests in nine unconsolidated partnerships that hold hotel properties. The hotels associated with these unconsolidated subsidiaries are located in Atlanta (Perimeter), GA; Austin, TX; Covina, CA; Kansas City (Plaza), MO; Overland Park, KS; Raleigh, NC; San Antonio, TX; San Antonio (Airport), TX; and Secaucus, NJ.

       These purchases were recorded under the equity method of accounting. The value of the assets recorded at the date of acquisition are as follows:



Assets acquired......................................            $64,672
Partnership units issued.............................             (5,101)
                                                                 -------
       Net cash paid.................................            $59,571
                                                                 =======

3.     COMMITMENTS AND RELATED PARTY TRANSACTIONS

       Upon final completion of the conversion of one hotel, the Hotels will operate as Embassy Suites (52), Doubletree Guest Suites (9), Sheraton Suites
(2), Sheraton (3) and Hilton Suites (1) hotels. The Embassy Suites hotels and Hilton Suites hotel will operate pursuant to franchise license agreements which require the payment of fees based on a percentage of suite revenue. These fees are paid by the Lessee. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels, Sheraton hotels or Sheraton Suites hotels, which rights are included in the management agreement.

                           FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

       The Hotels are managed by Promus (50), Doubletree (9), Sheraton (5), AGHI (2) and Coastal (1) on behalf of the Lessee. The Lessee generally pays the managers a base management fee based on a percentage of total revenue and an incentive management fee based on the Lessee's net income before overhead expenses.

       The Company is to receive rental income from the Lessee under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels), 2006 (19 hotels) and 2007 (15 hotels). The rental income under the Percentage Leases between the 14 unconsolidated partnerships, of which the Company owns 50%, and the Lessee are payable to the respective partnerships and as such is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) to the Company under these noncancellable operating leases at June 30, 1997 is as follows (in thousands):


                               YEAR
                               ----
Remainder of 1997.................................................      $  47,032
1998..............................................................         94,467
1999..............................................................         94,467
2000..............................................................         94,466
2001..............................................................         94,466
2002 and thereafter...............................................        466,588
                                                                        ---------
                                                                        $ 891,486
                                                                        =========


       Minority equity interests in two of DJONT's consolidated subsidiaries, which relate to a total of 15 of the Hotels, are held by unrelated third parties. These two subsidiaries have entered into separate revolving credit agreements with an affiliate of Messrs. Feldman and Corcoran and/or the holders of such minority equity interests or affiliates thereof, which provide these subsidiaries with the right to borrow up to an aggregate of $9.0 million, to the extent necessary to enable them to pay rent and other obligations due under the Percentage Leases relating to such Hotels. Amounts borrowed thereunder, if any, will be subordinate to the payment of rent and other obligations under such Percentage Leases. No loans were outstanding under such agreements at June 30, 1997.

4.     DEBT AND CAPITAL LEASE OBLIGATIONS

       Debt and capital lease obligations at June 30, 1997 and December 31, 1996 consist of the following (in thousands):


                                                                      JUNE 30,        DECEMBER 31,
                                                                       1997              1996
                                                                      ------            ------
Line of Credit.............................................           $192,000         $115,000
Term loan..................................................             85,000           85,000
Renovation loan ...........................................             25,000           25,000
Other debt payable.........................................                650            1,550
                                                                      --------         --------
                                                                      $302,650         $226,550
                                                                      ========         ========


       In March 1997, the Company increased its unsecured Line of Credit from $250 million to $400 million under substantially the same terms as the original Line of Credit obtained in September 1996. The Company is currently negotiating an amendment to its existing unsecured Line of Credit in order to increase availability to $550 million, extend the term by one year to September 30, 2000 and to reduce the effective interest rate. The Company expects to close on this amendment in the third quarter of 1997. Interest payable on borrowings under the Line of Credit is variable, determined from a ratings-based pricing matrix, and is currently set at LIBOR plus 175 basis points.

                           FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     DEBT AND CAPITAL LEASE OBLIGATIONS -- (CONTINUED)

       The Company had an $85 million collateralized term loan outstanding at June 30, 1997. This term loan bears interest at LIBOR plus 150 basis points. Also outstanding at June 30, 1997 was a renovation loan of $25 million that bears interest at LIBOR plus 45 basis points. At June 30, 1997, 30 day LIBOR was 5.71875%.

       Under its loan agreements the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at June 30, 1997.

       Capital lease obligations at June 30, 1997 and December 31, 1996 consist of the following (in thousands):



                                                                            JUNE 30,        DECEMBER 31,
                                                                              1997             1996
                                                                             ------            -----
Capital land and building lease obligations........................         $ 9,506           $ 9,675
Capital equipment lease obligations................................           2,542             3,200
                                                                            -------           -------
                                                                            $12,048           $12,875
                                                                            =======           =======


5.     INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

       At June 30, 1997, the Company owned 50% interests in separate partnerships, including accounting for the acquisition by the Company owning 14 hotels, a parcel of undeveloped land and a condominium management company. The Company is accounting for its investments in these unconsolidated partnerships under the equity method.

Summarized combined financial information for unconsolidated partnerships, of which the Company owns 50%, is as follows (in thousands):

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          1997             1996
                                                                                         ------           -----
Balance sheet information:
     Partnership assets (primarily hotel assets).................................      $393,031          $138,972
     Non-recourse mortgage debt..................................................      $159,372           $49,402
     Equity......................................................................      $253,428          $119,734



                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                     -------------------    -------------------
                                                       1997        1996       1997        1996
                                                     --------    -------    --------    -------
Statement of operations information:
     Percentage lease revenue ...................... $ 14,224    $ 1,020    $ 23,729    $ 1,771
     Expenses:
          Depreciation .............................    4,108        600       7,214        600
          Taxes, insurance and other ...............    1,748         52       3,178        163
          Interest expense .........................    2,907                  5,001
                                                     --------    -------    --------    -------
            Total expenses .........................    8,763        652      15,393        763
                                                     --------    -------    --------    -------

     Net income .................................... $  5,461    $   368    $  8,336    $ 1,008
                                                     ========    =======    ========    =======

     50% of net income attributable to the Company . $  2,731    $   184    $  4,168    $   504
     Amortization of cost in excess of book value ..     (431)       (19)       (741)       (19)
                                                     --------    -------    --------    -------
     Income from unconsolidated partnerships ....... $  2,300    $   165    $  3,427    $   485
                                                     ========    =======    ========    =======

                                             FELCOR SUITE HOTELS, INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     TREASURY STOCK

       In conjunction with the June 30, 1997 common stock offering of 10.2 million shares, the Company purchased, at the offering price of $36.625, 1.2 million shares of its common stock from Promus. The stock was purchased at an aggregate cost of $41.1 million (after allocation of offering expenses) and is recorded using the cost method of accounting. All of the acquired shares are held as common stock in treasury.

7.     TAXES, INSURANCE AND OTHER

       Taxes, insurance and other is comprised of the following for the three and six months ended June 30, 1997 and 1996 (in thousands):


                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                          ----------------    ----------------
                                           1997     1996       1997      1996
                                          ------   -------    -------   ------
Real estate and personal property taxes . $4,423   $ 2,381    $ 8,833   $5,018
Property insurance ......................    455       344        863      618
Land lease expense ......................    411       226        660      601
State franchise taxes ...................    160       178        300      330
Other ...................................    100       (59)       100       33
                                          ------   -------    -------   ------
       Total taxes, insurance and other . $5,549   $ 3,070    $10,756   $6,600
                                          ======   =======    =======   ======

8.     PRO FORMA INFORMATION (UNAUDITED)

       The following unaudited Pro Forma Consolidated Statements of Operations for the six months ended June 30, 1997 and 1996 are presented as if the acquisitions of all hotels owned by the Company at June 30, 1997, the equity offerings consummated during 1996 and 1997 and the purchase of three hotels on July 31, 1997 (see Note 9) had occurred as of January 1, 1996 and the Hotels had all been leased to the Lessee pursuant to Percentage Leases. Such pro forma information is based in part upon the Consolidated Statements of Operations of the Company and pro forma Statements of Operations of the Lessee included elsewhere in this Quarterly Report on Form 10-Q. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

       The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed on January 1, 1996, nor does it purport to represent the results of operations for future periods.

                           FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                              SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                             1997         1996
                                                           --------     -------
Revenues:
  Percentage lease revenue                                 $ 99,562     $89,209
  Income from unconsolidated partnerships                     3,316       3,023
                                                           --------     -------
       Total revenue                                        102,878      92,232
                                                           --------     -------

Expenses:
  General and administrative                                  2,046       1,648
  Depreciation                                               27,770      17,802
  Taxes, insurance and other                                 14,317      13,940
  Interest expense                                           15,520      12,627
  Minority interest in Operating Partnership                  3,365       4,698
  Minority interest in other partnerships                       230         260
                                                           --------     -------
       Total expenses                                        63,248      50,975
                                                           --------     -------

Net income                                                   39,630      41,257

Preferred dividends                                           5,899       5,899
                                                           --------     -------

Net income applicable to common shareholders               $ 33,731     $35,358
                                                           ========     =======

Per common share information:
  Net income                                               $   0.92     $  0.98
                                                           ========     =======
  Weighted average number of common shares outstanding       36,558      36,064
                                                           ========     =======


       Depreciation and interest expense increased from 1996 to 1997 due to approximately $71 million in capital expenditures made in 1996 and placed in service in late 1996 or early 1997.

9.     SUBSEQUENT EVENTS

       On July 1, 1997, the Company declared a dividend of $0.50 per share of Common Stock and $0.4875 per share on its Series A Preferred Stock, which was paid on July 30, 1997 to holders of record on July 15, 1997.

       In conjunction with the 10.2 million share stock offering completed on June 30, 1997, the Company issued an additional 1 million shares of its common stock pursuant to the underwriters' exercise of the overallotment option on July 15, 1997, providing the Company with additional net proceeds of approximately $34.8 million.

       On July 31, 1997 the Company acquired three Doubletree Guest Suites hotels, totaling 635 suites, located in Lake Buena Vista, Florida; Raleigh/Durham, North Carolina; and Tampa (Rocky Point), Florida. The Company paid approximately $71.2 million in cash. Doubletree will continue to manage the hotels.

                            DJONT OPERATIONS, L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                 (IN THOUSANDS)



                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     1997          1996
                                                                                   --------      --------
                                                                                  (UNAUDITED)
                                                        ASSETS

Cash and cash equivalents ....................................................     $ 19,705      $  5,208
Accounts receivable, net .....................................................       18,111         8,700
Inventories ..................................................................        2,727         2,105
Prepaid expenses .............................................................          251           255
Other assets .................................................................        3,829         2,203
                                                                                   --------      --------

          Total assets .......................................................     $ 44,623      $ 18,471
                                                                                   ========      ========

                                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable, trade ......................................................     $  4,702      $  1,273
Accounts payable, other ......................................................        8,860         2,398
Due to FelCor Suite Hotels, Inc. .............................................        9,059         5,526
Due to other partnerships ....................................................        4,961         2,588
Accrued expenses and other liabilities .......................................       22,431        13,089
                                                                                   --------      --------

          Total liabilities ..................................................       50,013        24,874
                                                                                   --------      --------

Shareholders' deficit:
Capital ......................................................................            1             1
Distributions in excess of earnings ..........................................       (5,391)       (6,404)
                                                                                   --------      --------

          Total shareholders' deficit ........................................       (5,390)       (6,403)
                                                                                   --------      --------

          Total liabilities and shareholders' deficit ........................     $ 44,623      $ 18,471
                                                                                   ========      ========




       The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                           (UNAUDITED, IN THOUSANDS)



                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
                                               -----------------------      ----------------------
                                                  1997          1996          1997         1996
                                               ---------      --------      --------     ---------
Revenue:
     Suite revenue .......................     $ 108,932      $ 53,381      $202,085     $ 105,557
     Food and beverage revenue ...........         6,160         4,281        10,189         8,144
     Food and beverage rent ..............         1,058           572         2,023           998
     Other revenue .......................         9,652         3,861        16,720         7,839
                                               ---------      --------      --------     ---------

          Total revenues .................       125,802        62,095       231,017       122,538

Expenses:
     Property operating costs and expenses        31,183        15,208        56,366        28,451
     General and administrative ..........         9,151         4,656        16,317         8,741
     Advertising and promotion ...........         8,677         3,572        15,523         7,850
     Repair and maintenance ..............         6,167         3,267        11,071         5,987
     Utilities ...........................         4,562         2,649         8,691         5,146
     Management fee ......................         3,142         1,494         5,288         3,013
     Franchise fee .......................         3,344         1,206         6,184         2,221
     Food and beverage expenses ..........         4,824         4,615         8,689         8,412
     Percentage lease expenses ...........        52,459        24,429        97,074        49,156
     Lessee overhead expenses ............           526           403         1,044           727
     Liability insurance .................           781           423         1,500           800
     Other ...............................         1,012         1,232         1,882         2,238
                                               ---------      --------      --------     ---------

          Total expenses .................       125,828        63,154       229,629       122,742
                                               ---------      --------      --------     ---------

Income before minority interest ..........           (26)       (1,059)        1,388          (204)

     Minority interest ...................            75                         375
                                               ---------      --------      --------     ---------

Net income (loss) ........................     $    (101)     $ (1,059)     $  1,013     $    (204)
                                               =========      ========      ========     =========





       The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                           (UNAUDITED, IN THOUSANDS)




                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ---------------------
                                                                              1997          1996
                                                                            --------      -------
Cash flows from operating activities:
     Net income (loss) ...................................................  $  1,013      $  (204)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Changes in assets and liabilities:
          Accounts receivable ............................................    (9,411)      (4,583)
          Inventories ....................................................      (622)         379
          Prepaid expenses ...............................................         4         (369)
          Other assets ...................................................    (1,626)        (169)
          Due to FelCor Suite Hotels, Inc. ...............................     3,533        1,355
          Accounts payable, accrued expenses and other liabilities .......    21,606        7,930
                                                                            --------      -------
               Net cash flow provided by operating activities ............    14,497        4,339
                                                                            --------      -------

Net change in cash and cash equivalents ..................................    14,497        4,339
Cash and cash equivalents at beginning of periods ........................     5,208        5,345
                                                                            --------      -------
Cash and cash equivalents at end of periods ..............................  $ 19,705      $ 9,684
                                                                            ========      =======





         The accompany notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        ORGANIZATION

          DJONT Operations, L.L.C. is a Delaware limited liability company ("DJONT") which began operations on July 28, 1994. All of the voting Class A membership interest in DJONT (representing a 50% equity interest) is beneficially owned by Hervey A. Feldman and Thomas J. Corcoran, Jr. who serve as directors and officers of FelCor Suite Hotels, Inc. (the "Company") and as managers and officers of DJONT. All of the non-voting Class B membership interest in DJONT (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Mr. Mathewson, a director of the Company and shareholder of the predecessor company. Each of the 67 hotels in which FelCor Suites Limited Partnership (the "Operating Partnership") had an ownership interest at June 30, 1997 (the "Hotels"), is leased to DJONT or a consolidated subsidiary thereof (collectively, the "Lessee") pursuant to percentage leases ("Percentage Leases"). The Company's partners in partnerships owning interests in 12 of the Hotels hold special purpose non-voting equity interests in the consolidated subsidiary of DJONT which leases such Hotels, which interests entitle them to 50% of such subsidiary's net income before overhead with respect to such Hotels. In addition, the Company's partner in a partnership owning three of the Hotels holds a 50% non-voting equity interest in the consolidated subsidiary of DJONT leasing those Hotels. These subsidiaries of DJONT have entered into separate revolving credit agreements with an affiliate of Messrs. Feldman and Corcoran and/or the holders of such non-voting equity interests, or affiliates thereof, which provide these subsidiaries with the right to borrow up to an aggregate of $9.0 million, to the extent necessary to enable them to pay rent and other obligations due under the Percentage Leases relating to such hotels. Amounts borrowed thereunder, if any, will be subordinate in right of repayment to rent and other obligations under such Percentage Leases. No loans were outstanding under such agreements at June 30, 1997.

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

          Fifty-one of the Hotels are, and the Radisson at Kingston Plantation in Myrtle Beach, South Carolina is in the process of conversion to, Embassy Suites(R) hotels, 50 of which are being managed for the Lessee by a subsidiary of Promus Hotel Corporation ("Promus"). Two Embassy Suites hotels are managed for the Lessee by American General Hospitality, Inc. ("AGHI") and Coastal Hotel Group, Inc. ("Coastal"). Nine of the Hotels are Doubletree Guest Suites(R) hotels and are managed by a subsidiary of Doubletree Hotels Corporation ("Doubletree"). Five of the Hotels are Sheraton Suites (2) or Sheraton hotels
(3) and are being managed for the Lessee directly by, or by a subsidiary of, ITT Sheraton Corporation ("Sheraton"). One of the Hotels is operated under a Hilton Suites(R) hotel franchise and managed by AGHI.

                            DJONT OPERATIONS, L.L.C.

2.        COMMITMENTS AND RELATED PARTY TRANSACTIONS

          The Lessee has future lease commitments under the Percentage Leases which expire in 2004 (7 hotels), 2005 (13 hotels) 2006 (23 hotels) and 2007 (24 hotels). Minimum future rental payments are computed based on the base rent as defined under these noncancellable operating leases and are as follows (in thousands):


YEAR                                                               AMOUNT
----                                                               ------
Remainder of 1997................................................$   60,525
1998.............................................................   121,453
1999.............................................................   121,453
2000.............................................................   121,452
2001.............................................................   121,452
2002 and thereafter..............................................   599,761
                                                                 ----------
                                                                 $1,146,096

          The Lessee typically pays a franchise fee ranging up to 5% of suite revenue, and marketing and reservation fees ranging from 1% to 3.5% of suite revenue. In the cases where there is not a separate franchise agreement, the right to use the brand name is included in the management agreement. Base management fees typically range from 2% to 3% of total revenues. Incentive management fees are based upon the hotel's net income before overhead and typically range from 50% to 75% subject to a maximum annual payment of between 2% and 3% of applicable hotel revenues. In many cases managers and franchisors have agreed to subordinate all or a portion of their fees at a specific hotel or group of hotels either for a set period of time, or until the hotel or group of hotels provides a predetermined return to the Lessee, or both.

3.        PRO FORMA INFORMATION (UNAUDITED)

          The following unaudited Pro Forma Consolidated Statements of Operations for the six months ended June 30, 1997 and 1996 are presented as if Lessee had leased and operated all of the Hotels, including the three hotels acquired July 31, 1997, beginning on January 1, 1996. Such information should be read in conjunction with the financial statements listed in the Index on page 2. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. The Pro Forma Consolidated Statements of Operations do not purport to present what actual results of operations would have been if such hotels had been operated by Lessee pursuant to the Percentage Leases since such date or to project the results of operations for any future periods.

                            DJONT OPERATIONS, L.L.C.

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                           (UNAUDITED, IN THOUSANDS)


                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                               ------------------------
                                                  1997          1996
                                               ---------      ---------
Revenue:
     Suite revenue ..........................  $ 260,058      $ 236,677
     Food and beverage revenue ..............     25,157         30,166
     Food and beverage rent .................      2,078          1,631
     Other revenue ..........................     20,450         16,705
                                               ---------      ---------

          Total revenues ....................    307,743        285,179
                                               ---------      ---------

Expenses:
     Property operating costs and expenses ..     71,283         64,444
     General and administrative .............     22,208         21,604
     Advertising and promotion ..............     20,284         19,434
     Repair and maintenance .................     14,511         14,318
     Utilities ..............................     11,505         11,461
     Management fee .........................      8,766          6,605
     Franchise fee ..........................      8,029          7,563
     Food and beverage expenses .............     20,271         25,856
     Percentage lease payments ..............    124,554        110,754
     Lessee overhead expenses ...............      1,044            730
     Liability insurance ....................      1,942          1,913
     Other ..................................      3,357          4,201
                                               ---------      ---------

          Total expenses ....................    307,754        288,883
                                               ---------      ---------

Loss before minority interest ...............        (11)        (3,704)

     Minority interest ......................      1,218          1,032
                                               ---------      ---------

Net loss ....................................  $  (1,229)     $  (4,736)
                                               =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc. appearing elsewhere herein.

SECOND QUARTER HIGHLIGHTS:

         o Funds From Operations, diluted for conversion of preferred stock ("FFO") of $29.7 million or $0.87 per share and unit set a new record for the Company.

         o The 18 fully renovated Crown Sterling Suites(R) hotels (" CSS Hotels") experienced a 28.1% increase in revenue per available suite ("RevPAR") as compared to the second quarter of 1996. RevPAR for the Company's total portfolio increased 13.7% over the second quarter of 1996.

         o The Company acquired interests in 9 hotels during the quarter (5 Sheraton(R) hotels, 3 Embassy Suites(R) hotels and one Doubletree Guest Suites(R) hotel), representing a gross investment of approximately $270 million, including its share of non-recourse debt of $12.4 million.

         o The Company and ITT Corporation through its ITT Sheraton subsidiary formed a new strategic alliance for the acquisition of Sheraton hotels.

         o The Company issued a net of 9 million shares of its common stock, after giving effect to the repurchase of 1.2 million shares from Promus, at an offering price of $36.625, resulting in net proceeds of approximately $312.8 million.

         o During the quarter the Company completed the public space renovations at Mandalay Beach and Napa, California and substantially completed 129 additional suites at it
              Boston-Marlborough hotel.

         o During the quarter, the Company executed a definitive agreement to acquire the Doubletree Guest Suites hotels located in Lake Buena Vista, Florida, Raleigh/Durham, North Carolina and Tampa (Rocky Point), Florida from PSH Master L.P. I, a publicly traded Master Limited Partnership for $71.2 million cash. The closing occurred July 31, 1997 following approval by the MLP's unitholders. All of these hotels are managed by Doubletree.

         o The Company and Promus entered into a letter of intent whereby Promus would develop five to ten Embassy Suites hotels in key markets and the Company would acquire the hotels upon completion at price agreed upon prior to the commencement of construction.

         The Company's total revenues increased $16.7 million from $24.4 million to $41.1 million in the second quarter of 1997 as compared to the same period of 1996. FFO increased $10.8 million, from $18.9 million in the second quarter of 1996 to $29.7 million in the same period of 1997.

         Improvements in the Hotel's suite revenues significantly impact the Company because the Company's principal source of revenues is lease payments by the Lessee under the Percentage Leases. The rent payable under the Percentage Leases is computed as a percentage of suite revenues, food and beverage revenues and food and beverage rents of the Hotels. For the six months ended June 30, 1997, the portion of the Percentage Lease revenue derived from suite revenues was 97.4%. Suite revenues for the Hotels, on a pro forma basis (without regard to ownership) increased 13.8% in the second quarter of 1997 compared to 1996. In the second quarter, suite revenue for the 18 CSS Hotels increased by 27.8% and suite revenue for the 13 hotels owned prior to the acquisition of the CSS Hotels ("the Original Hotels") increased by 8.6%.

         During the second quarter of 1997, the Company acquired interests in nine hotels with 2,715 suites/rooms for an aggregate purchase price of $270 million, including its share of non-recourse debt of $12.4 million. Of the hotels acquired during the second quarter of 1997, three are operated as Embassy Suites hotels, three operate as Sheraton hotels, two operate as Sheraton Suites hotels and one operates as a Doubletree Guest Suites hotel.

RESULTS OF OPERATIONS

The Company -- Actual

         Six Months Ended June 30, 1997 and 1996

         For the six months ended June 30, 1997 and 1996, the Company had revenues of $77.6 million and $48.6 million, respectively, consisting of Percentage Lease revenues of $74.0 million and $47.4 million, income in unconsolidated partnerships of $3.4 million and $485,000 and other revenue (made up primarily of interest income) of $170,000 and $774,000, respectively. Percentage Lease revenue is computed as a percentage of suite revenues, food and beverage revenues and food and beverage rents of the Hotels. For the six months ended June 30, 1997, 97.4% of Percentage Lease revenue was derived from suite revenues. A more detailed discussion of hotel suite revenue begins at "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The increase in Percentage Lease revenue is attributed primarily to the increased number of hotels owned at June 30, 1997 compared to the same period in 1996 and increased suite revenue at the comparable hotels (those hotels owned for the entire six months in both 1996 and 1997). The increase in the number of hotels accounted for approximately $21.8 million of the increase while Percentage Lease revenue for the twenty comparable hotels increased by $4.9 million or 19%.

         Suite revenues for the Original Hotels increased 8.6% and the CSS Hotels increased suite revenue by 21.0% for this six month period.

         The increase in income from unconsolidated partnerships is principally attributed to the increase in unconsolidated partnership hotels from one hotel at June 30, 1996 to 14 at June 30, 1997.

         Total expenses increased $24.9 million in the six months ended June 30, 1997 from $25.4 million to $50.3 million over the same period in 1996. The primary components of the dollar increase are: depreciation; taxes, insurance and other; and interest expense. The primary reason for this increase is related to the increased number of hotels owned by the Company. Those expenses that made up the majority of the increase, as a percentage of total revenue, were depreciation (28.0% of total revenue for the six months ended June 30, 1997 compared to 21.2% in the same period 1996), and interest expense (16.6% of total revenue in 1997 compared to 9.3% in 1996) and minority interest in Operating Partnership (3.8% of total revenue in 1997 compared to 6.5% in 1996).

         Depreciation, as a percentage of total revenue, increased primarily as a result of the major renovation projects which were placed in service and started depreciating in late 1996 or early 1997.

         The increased interest expense, as a percentage of total revenue, is reflective of the additional borrowings during 1996 and first six months of 1997 to finance hotel acquisitions and the renovation program.

         Minority interest in Operating Partnership decreased as a percentage of total revenue because the additional 13.2 million shares of common stock issued during 1997 which decreases the Operating Partnership's unit holders interest in the operations of the Company.

         Preferred dividends increased from $1.8 million for the six months in 1996 to $5.9 million for the same period in 1997. This increased because the preferred stock, which was issued in May 1996, accrued a full six months dividends in 1997 and only a partial second period dividend in 1996.

         Net income applicable to common shareholders for the six months ended June 30, 1997 and 1996 was $21.4 million in both periods.

         Three Months Ended June 30, 1997 and 1996

         For the three months ended June 30, 1997 and 1996, the Company had revenues of $41.1 million and $24.4 million, respectively, consisting primarily of Percentage Lease revenues of $38.7 million and $23.4 million, income from unconsolidated partnerships of $2.3 million and $315,000, and other income of $76,000 and $628,000, respectively. A more detailed discussion of hotel suite revenue begins at "The Hotels -- Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The increases in Percentage Lease revenues of $15.3 million is attributable primarily to the hotels acquired since the second quarter of 1996 coupled with increased suite revenues at the 33 hotels that are comparable (those hotels owned for the entire quarter in both 1997 and 1996). The increase in hotels accounted for $8.8 million increase while the comparable hotels represented $6.5 million of the increase.

         The increase in income from unconsolidated partnerships is principally attributed to the increase in unconsolidated partnership hotels from one hotel at June 30, 1996 to 14 at June 30, 1997.

         Total expenses increased $13.6 million in the three months ended June 30, 1997, from $13.1 to $26.7 million. This represents an increase in expenses as a percentage of total revenue of 11.3 percentage points from 53.7% to 65.0%. The primary components of this increase in dollars were: depreciation; taxes, insurance and other; and interest expense. The primary reason for this increase is related to the increased number of hotels owned by the Company. Those expenses that made up the majority of the increase, as a percentage of total revenue, were depreciation (27.6% of total revenue for the second quarter of 1997 compared to 24.4% in the same period 1996), taxes, insurance and other (13.5% of total revenue in 1997 compared to 12.6% in 1996) and interest expense (17.8% of total revenue in 1997 compared to 8.6% in 1996).

         Depreciation, as a percentage of total revenue, increased primarily as a result of the major renovation projects which were placed in service and started depreciating in late 1996 or early 1997.

         The increased interest expense, as a percentage of total revenue, is reflective of the additional borrowings during 1996 and first six months of 1997 to finance hotel acquisitions and the renovation program.

         Minority interest in Operating Partnership decreased as a percentage of total revenue because the additional 13.2 million shares of common stock issued during 1997 which decreases the Operating Partnership's unit holders interest in the operations of the Company.

         Preferred dividends increased from $1.8 million for the three months ended June 30, 1996 to $2.9 million for the same period in 1997. This increased in 1997 because the preferred stock was issued in May 1996, and as such, did not pay a full quarter of dividends for the three months ended June 30, 1996.

         Net income applicable to common shareholders for the quarter was $11.4 million, or 27.8% of total revenue, as compared to $9.4 million, or 38.7% of total revenue, for the second quarter of 1996.

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

                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                           -------------------     -------------------
                                                             1997        1996        1997        1996
                                                           -------     -------     -------     -------
Funds From Operations (FFO):
Net income ..............................................  $14,358     $11,266     $27,315     $23,237
Less preferred dividends ................................    2,949       1,835       5,899       1,835
                                                           -------     -------     -------     -------
Net income applicable to common shareholders ............   11,409       9,431      21,416      21,402
Add back:
   Minority interest in Operating Partnership ...........    1,524       1,522       2,942       3,142
   Depreciation .........................................   11,314       5,938      21,730      10,304
   Depreciation for unconsolidated partnerships .........    2,485         319       4,348         319
                                                           -------     -------     -------     -------
FFO available to common shares and units ................   26,732      17,210      50,436      35,167
Add preferred dividends .................................    2,949       1,835       5,899       1,835
                                                           -------     -------     -------     -------
FFO diluted for conversion of preferred stock ...........  $29,681     $19,045     $56,335     $37,002
                                                           =======     =======     =======     =======

Weighted average common shares outstanding ..............   26,689      22,905      26,078      22,760
Weighted average units outstanding ......................    2,834       3,106       2,808       3,083
                                                           -------     -------     -------     -------
Weighted average common shares and units outstanding ....   29,523      26,011      28,886      25,843
                                                           =======     =======     =======     =======
Weighted average common shares and units outstanding,
     diluted for conversion of preferred stock ..........   34,213      29,103      33,576      27,389
                                                           =======     =======     =======     =======

Per share and unit data:
FFO per common share and unit outstanding ...............  $  0.91     $  0.66     $  1.75     $  1.36
FFO per common share and unit outstanding, diluted for
     conversion of preferred stock ......................  $  0.87     $  0.65     $  1.68     $  1.35

        Included in the Funds From Operations described above is the Company's share of FFO from its interest in fourteen unconsolidated partnerships. The FFO contribution from these unconsolidated partnerships is as follows (in thousands):

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                                   --------      -------      --------      -------
                                                                    1997          1996           1997          1996
                                                                   --------      -------      --------      -------
Statement of operations information:
Percentage Lease revenue ........................................  $ 14,224      $ 1,020      $ 23,729      $ 1,771

Expenses:
        Depreciation ............................................     4,108          600         7,214          600
        Taxes, insurance and other ..............................     1,748           52         3,178          163
        Interest expense ........................................     2,907                      5,001
                                                                   --------      -------      --------      -------
                           Total expenses .......................     8,763          652        15,393          763
                                                                   --------      -------      --------      -------

Net income ......................................................  $  5,461      $   368      $  8,336      $ 1,008
                                                                   ========      =======      ========      =======

50% of net income attributable to the Company ...................  $  2,731      $   184      $  4,168      $   504
Amortization of cost in excess of book value ....................      (431)         (19)         (741)         (19)
                                                                   --------      -------      --------      -------
Income from unconsolidated partnerships .........................     2,300          165         3,427      $   485
Add back:  Depreciation .........................................     2,054          300         3,607          300
                  Amortization of cost in excess of book value ..       431           19           741           19
                                                                   --------      -------      --------      -------
FFO contribution of unconsolidated partnerships .................  $  4,785      $   484      $  7,775      $   804
                                                                   ========      =======      ========      =======

The Lessee -- Actual

        The Six Months Ended June 30, 1997 and 1996

        Total revenues increased 88.6% from $122.5 million in the first six months of 1996 to $231.0 million for the same period 1997. The primary reasons for this increase are the number of hotels operated by the Lessee which increased from 37 hotels at June 30, 1996 to 60 hotels at June 30, 1997 and the increases in revenues at the hotels owned in both the first six months of 1997 and 1996. Percentage Lease expense, property operating costs, and other hotel expenses increased in the first six months of 1997 compared to the same period of 1996 and relate primarily to the increased number of hotels operated by the Lessee. The increase in percentage lease expense is also attributable in part to the increase in the suite revenues. The Lessee had a net income of $1.0 million and a net loss of $204,000 for the six months ended June 30, 1997 and 1996, respectively.

        The Three Months Ended June 30, 1997 and 1996

         Total revenues increased 102.6% from $62.1 million in the second quarter of 1996 to $125.8 million for the same period of 1997. The primary reasons for this increase are the number of hotels operated by the Lessee which increased from 37 hotels at June 30, 1996 to 60 hotels at June 30, 1997 and the increases in revenues at the hotels owned in both the second quarter of 1997 and 1996. Percentage Lease expense, property operating costs and other hotel expenses increased in the second quarter of 1997 compared to the same period of 1996 and relate primarily to the increased number of hotels operated by the Lessee. The increase in percentage lease expense is also attributable in part to the increase in suite revenues. The Lessee had net losses of $101,000 and $1.1 million for the three months ended June 30, 1997 and 1996, respectively.

The Hotels -- Actual

         The following table sets forth historical suite revenue and percentage changes therein between the periods presented for the 60 hotels which the Lessee operated at June 30, 1997. The following table also presents comparative information with respect to occupancy, average daily rate ("ADR") and revenue per available suites ("RevPAR") for the 13 Original Hotels, the 18 CSS Hotels, the 12 1996 Acquisitions and the 17 1997 Acquisitions, regardless of ownership, through June 30, 1997. This table excludes the seven hotels acquired by the Company on June 30, 1997.


                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                JUNE 30,                                  JUNE 30,
                                  -----------------------------              ------------------------------
                                       1997            1996        VARIANCE      1997             1996            VARIANCE
                                  -------------    ------------    --------  -------------    -------------       --------

Suite Revenue (in thousands):
     Original Hotels (13) ......  $      22,045    $     20,298       8.6%   $      42,918    $      39,525         8.6%
     CSS Hotels (18) ...........         35,559          27,825      27.8%          72,563           59,970        21.0%
     1996 Acquisitions (12) ....         23,868          21,576      10.6%          45,486           42,033         8.2%
     1997 Acquisitions (17) ....         29,154          27,472       6.1%          55,641           52,286         6.4%
                                  -------------    ------------      ----    -------------    -------------        ----
     Total (60) ................  $     110,626    $     97,171      13.8%   $     216,608    $     193,814        11.8%


Occupancy:
     Original Hotels ...........           80.1%           79.1%   1.0 pts            77.7%            77.7%   0.0 pts.
     CSS Hotels ................           75.8%           66.7%   9.1 pts            74.5%            68.5%   6.0 pts.
     1996 Acquisitions .........           79.3%           74.7%   4.6 pts            75.8%            73.5%   2.3 pts.
     1997 Acquisitions .........           77.5%           77.0%   0.5 pts            75.2%            74.4%   0.8 pts.
     Total .....................           77.8%           73.5%   4.3 pts            75.6%            72.9%   2.7 pts.

Average Daily Rate (ADR):
     Original Hotels ...........  $       109.24   $      103.51      5.5%   $       110.22   $       102.61      7.4%
     CSS Hotels ................  $       111.81   $       99.23     12.7%   $       116.80   $       104.16     12.1%
     1996 Acquisitions .........  $       117.50   $      111.92      5.0%   $       117.83   $       111.22      5.9%
     1997 Acquisitions .........  $       107.60   $      102.22      5.3%   $       106.45   $       100.56      5.9%
     Total .....................  $       111.30   $      103.59      7.4%   $       112.85   $       104.27      8.2%

Revenue Per Available Suite
(RevPAR):
     Original Hotels ...........  $        87.50   $       81.87      6.9%   $        85.62   $        79.75      7.4%
     CSS Hotels ................  $        84.79   $       66.17     28.1%   $        86.99   $        71.33     22.0%
     1996 Acquisitions .........  $        93.18   $       83.64     11.4%   $        89.29   $        81.79      9.2%
     1997 Acquisitions .........  $        83.34   $       78.71      5.9%   $        80.04   $        74.82      7.0%
     Total .....................  $        86.61   $       76.18     13.7%   $        85.28   $        76.03     12.2%

   ORIGINAL HOTELS:        Boston - Marlborough, MA; Brunswick, GA; Chicago -
                           Lombard, IL; Corpus Christi, TX; Dallas (Love
                           Field), TX; Dallas (Park Central), TX; Flagstaff,
                           AZ; Jacksonville, FL; Nashville, TN; New Orleans,
                           LA; Orlando (North), FL; Orlando (South), FL; Tulsa,
                           OK.

   CSS  HOTELS:            Anaheim, CA; Baton Rouge, LA; Birmingham, AL; Boca
                           Raton, FL (1); Deerfield Beach, FL; Ft. Lauderdale,
                           FL; Los Angeles (LAX South), CA; Miami, FL;
                           Milpitas, CA; Minneapolis (Airport), MN; Minneapolis
                           (Downtown), MN; Napa, CA; Oxnard (Mandalay Beach),
                           CA; Phoenix, AZ; San Francisco (Airport North), CA;
                           San Francisco (Airport South), CA; St. Paul, MN;
                           Tampa (Busch Gardens), FL(1).

   1996 ACQUISITIONS:      Atlanta-Buckhead, GA; Beaver Creek Resort (Avon-
                           Vail), CO; Boca Raton, FL; Charlotte, NC; Cleveland,
                           OH; Deerfield, IL; Indianapolis, IN; Kingston
                           Plantation (Myrtle Beach), SC(3); Lexington, KY(2);
                           Parsippany, NJ; Piscataway, NJ; San Rafael (Marin
                           County) CA.

   1997 ACQUISITIONS (4):  Atlanta, GA; Austin, TX; Austin (Downtown), TX(1);
                           Bloomington, MN(1); BWI Airport, MD(1); Covina, CA; Dana Point, CA(1); Kansas City, MO; LAX North, CA; Nashville, TN; Omaha, NE(1); Overland Park, KS; Raleigh, NC; San Antonio, TX; San Antonio (Airport), TX; Secaucus, NJ; Troy, MI(1).

     (1) Operating as a Doubletree Guest Suites hotel
     (2) Operating as a Hilton Suites hotel
     (3) In the process of conversion to Embassy Suites hotels
     (4) Excludes five Sheraton hotels and two Embassy Suites hotels acquired on June 30, 1997.

     Comparison of The Hotels' Suite Revenues for the Six Months Ended June 30, 1997 and 1996

         Suite revenues from the 60 Hotels, included without regard to ownership, increased 11.8% for the six months ended June 30, 1997 from the same period of 1996. The Original Hotels increased 8.6%, the CSS Hotels increased 21.0%, the 1996 Acquisition Hotels increased 8.2% and the 1997 Acquisition Hotels increased 6.4% for the six months ended June 30, 1997 as compared to the same period of 1996.

         The Original Hotels were owned by the Company throughout all of the first six months of both 1997 and 1996. Suite revenue for these hotels increased $3.4 million over the same period in 1996. This improvement in suite revenue resulted from increased average daily rates ("ADR") of 7.4% while maintaining the same occupancy percentage of 77.7% during both periods. The hotels in this group recorded increases in ADR ranging from 1.6% to 12.0%. The increases in ADR at these hotels are attributed to the strength of the markets that these hotels are in as well as aggressive rate management.

          For the six months of 1997 over 1996 the CSS Hotels experienced an increase in ADR of 12.1% to $116.80 and a 6.0 percentage point increase in Occupancy to 74.5%. The strength of the improvement in the CSS Hotels is partially reflective of the $54 million suite renovation program that was completed in the first quarter of 1997. This program made substantial upgrades and improvements to these former Crown Sterling Suites hotels. This group of hotels were also converted to the Embassy Suites (16) or Doubletree Guest Suites (2) brand during 1996. The increase in both occupancy and ADR is also attributable in part, to the stronger marketing presence of the Embassy Suites and Doubletree Guest Suites brands.

         The 1996 Acquisition Hotels increased ADR by 5.9% to $117.83 and occupancy increased 2.3 percentage points which resulted in suite revenue increases for these hotels of $3.5 million in the first six months of 1997 compared to the same period in 1996. Some of the 1996 Acquisition Hotels benefited from suite renovations completed in 1996 or during the first quarter of 1997 and the Company expects to commence renovation on several of the remaining hotels in this group later in the year. The Company has committed to reserving 4% of suite revenue for ongoing capital replacements and improvements for all of its Hotels, in addition to making normal repair and maintenance expenditures and any necessary renovations for hotels acquired.

         The 1997 Acquisition hotels had increases in both ADR and Occupancy for the three and six months ended June 30, 1997 compared to the same period of 1996. The Company believes that these improvements are indicative of the strong markets in which it has acquired hotels.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the six months ended June 30, 1997, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $43.7 million and funds from operations diluted for the conversion preferred stock, which is the sum of net income, minority interest, and depreciation of real property (including furniture and equipment), was $56.3 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Company's liquidity, including its ability to make distributions to stockholders, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

         At June 30, 1997, the Lessee had paid all amounts then due the Company under the Percentage Leases. During the six months ended 1997, the Lessee realized a net income of $1.0 million. The Lessee's accumulated shareholders' deficit of $5.4 million at June 30, 1997 resulted primarily from losses during 1996 as a consequence of the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite nights lost during the year due to renovation. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholders' equity is restored. Although it is currently anticipated that the Lessee could sustain a small loss during 1997, it is anticipated that its future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases when due.

         Minority equity interests in two of DJONT's consolidated subsidiaries, which lease a total of 15 of the Hotels, are held by unrelated third parties. These two subsidiaries have entered into separate revolving credit agreements with an affiliate of Messrs. Feldman and Corcoran and/or the holders of such minority equity interests, or affiliates thereof, which provide these subsidiaries with the right to borrow up to an aggregate of $9.0 million, to the extent necessary to enable them to pay rent and other obligations due under the Percentage Leases relating to such Hotels. Amounts borrowed thereunder, if any, will be subordinate in right of repayment to the Percentage Leases. No loans were outstanding under such agreements at June 30, 1997.

         The Company intends to acquire additional hotels and may incur indebtedness to make such acquisitions, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

         At June 30, 1997, the Company had $13.4 million of cash and cash equivalents and had utilized $192 million of the amount available under the Company's $400 million unsecured revolving Line of Credit. On July 22, 1997, the Company announced that it had commenced negotiations with its bank group to amend and restate its existing unsecured Line of Credit in order to increase availability from $400 million to $550 million, extend the term by one year to September 30, 2000 and to reduce the effective interest rate. The Company expects to close on this amendment during the third quarter of 1997.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into two separate interest rate swap agreements. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the initial variable rate to be received by the Company at June 30, 1997 are summarized in the following table:


                                         SWAP RATE
                                          RECEIVED
                         SWAP RATE        EFFECTIVE     (VARIABLE) AT          SWAP
  NOTIONAL AMOUNT       PAID (FIXED)     FIXED RATE        6/30/97            MATURITY
  ---------------       -----------      ----------      -----------     --------------
$50 million              6.11125%       7.61125%          6.37925%       October 1999
$25 million              5.95500%       7.45500%          6.09800%       November 1999

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

         To provide for additional flexibility, the Company has registered up to an aggregate of $1.0 billion in common stock, preferred stock, debt securities and/or common stock warrants pursuant to two shelf registration statements. One shelf registration statement for $500 million, was declared effective by the Securities Exchange Commission during 1996 and the second shelf registration statement for $500 million was declared effective during the second quarter of 1997. The terms and conditions of the stock or debt securities issued thereunder are determined by the Company based upon market conditions at the time of issuance. A total of 6,050,000 shares of preferred stock at $25.00 per share were issued in the second quarter of 1996 and 3,000,000 shares of common stock at $35.50 were issued during the first quarter of 1997 pursuant to the shelf registration declared effective in 1996 leaving approximately $242.3 million available under that shelf registration. With regard to the shelf registration declared effective in 1997, the Company issued 10,200,000 shares of common stock at $36.625 leaving approximately $53.2 million available under that shelf registration.

         The Company completed construction on and placed into service a net addition of 129 suites at the Boston- Marlborough hotel on July 1, 1997. Additionally, construction has begun on suite additions for 67 suites at each of the Jacksonville, Florida and Orlando (North), Florida at an aggregate estimated cost of approximately $10.2 million and an expected completion in the first quarter of 1998.

         The Company's cash flow from financing activities of approximately $456.4 million for the six months ended June 30, 1997 resulted from the following: The sale of an aggregate of 13.2 million shares of common stock (3.0 million shares in the first quarter of 1997 at $35.50 per share and 10.2 million shares at June 30, 1997 at $36.625) less 1.2 million shares of common stock repurchased from Promus with net proceeds of $413.5 million; net borrowings under the Company's line of credit of $76 million; distributions paid to common shareholders, preferred shareholders and limited partners of $33.7 million; and proceeds from the exercise of stock options of a former employee of $563,000.

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"), No. 130 "Reporting Comprehensive Income" ("SFAS 130"), and No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), all of which are effective for fiscal years beginning after December 15, 1997.

         SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure such as information about securities, liquidation preference of preferred stock and redeemable stock. SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity. SFAS 131 establishes the disclosure requirements for reporting segment information.

         Management believes that, when adopted, SFAS 128, 129, 130 and 131 will not have a significant impact on the Company's financial statements.

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

                         PART II. -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         During the second quarter of 1997, the Company issued an aggregate of 30,000 shares of its common stock to the former chief financial officer of the Company pursuant to a nonqualified stock option granted to him by the Company in December 1994 under its 1994 Restricted Stock and Stock Option Plan. Such shares were not registered under the 1933 Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by Section 4(2) of that Act.

ITEM 5.  OTHER INFORMATION.

         For information relating to hotel acquisitions and certain other transactions by the Company through June 30, 1997, see Note 1 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc. contained in
Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  Exhibit
                  Number                                Description

                       27              --               Financial Data Schedule

             (b)  Reports on Form 8-K:

      -- A current report on Form 8-K was filed by the Company on June 4, 1997. This filing reported under Item 5, the purchase of 16 hotels from January 1, 1997 through May 16, 1997 in five separate transactions for an aggregate purchase price of approximately $216 million plus the Company's pro rata share of unconsolidated nonrecourse debt of $49.2 million, and disclosed letters of intent to acquire 11 additional hotels from four sellers.

                  Under Item 7(a) the Company included audited financial
             statements that represent a majority of the individually insignificant acquisitions by the Company from January 1, 1997 through May 16, 1997 and proposed acquisitions.

                  Under Item 7(b), unaudited pro forma statements of operations of the Company and the Lessee are presented as if (i) the acquisitions of all hotels owned by the Company at December 31, 1996; (ii) those hotels acquired or expected to be acquired in 1997 (the "Acquisition Hotels"); (iii) equity offerings consummated during 1996 and 1997; and (iv) related transactions, had occurred as of January 1, 1996 and all of the Hotels had been leased to the Lessee pursuant to Percentage Leases. The unaudited pro forma condensed consolidated balance sheet of the Company is presented as if the acquisition of the Acquisition Hotels, the equity offering in June 1997 and related transactions had occurred on March 31, 1997.

      -- A current report on Form 8-K was filed by the Company on July 11, 1997. This filing reported under Item 2, the purchase of five Sheraton hotels on June 30, 1997 for an aggregate purchase price of approximately $200 million.

      -- A current report on Form 8-K/A was filed by the Company on August 13, 1997. This filing reported under Item 7(a) the audited financial statements for the Sheraton Acquisition Hotels, including a combined balance sheet for the Sheraton Acquisition Hotels as of December 31, 1996 and March 31, 1997 (unaudited) the related combined statements of revenues over expenses, and combined statements of cash flows for the year ended December 31, 1996 and three months ended March 31, 1997 and 1996 (unaudited) and the combined statements of equity for the year ended December 31, 1996 and the three months ended March 31, 1997 (unaudited).

                  Under Item 7(b), unaudited pro forma statements of operations of the Company and the Lessee are presented as if (i) the acquisitions of all hotels owned by the Company at December 31, 1996; (ii) those hotels acquired in 1997 through July 31, 1997;
             (iii) the equity offerings consummated during 1996 and 1997; and
             (iv) related transactions had occurred as of January 1, 1996 and all of the Hotels had been leased to the Lessee pursuant to the Percentage Leases. The unaudited consolidated balance sheet of the Company is presented as if the acquisition of the hotels acquired subsequent to March 31, 1997 and the consummation of the June 1997 equity offering and related transactions had occurred on March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1997

                                          FELCOR SUITE HOTELS, INC.



                                            By:   \s\ Lester C. Johnson
                                               --------------------------------
                                                      Lester C. Johnson
                                                  Vice President and Controller
                                                  (Chief Accounting Officer)

                               INDEX TO EXHIBIT



Exhibit
Number                      Description of Exhibit
-------                     ----------------------
  27                        Financial Data Schedule