Form 10-Q
period 1997-09-30
FELCOR SUITE HOTELS INC
filed 1997-11-13
CIK 923603

-------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         The number of shares of Common Stock, par value $.01 per share, of FelCor Suite Hotels, Inc. outstanding on November 10, 1997 was 36,594,733.

-------------------------------------------------------------------------------

                            FELCOR SUITE HOTELS, INC.

                                      INDEX




                                                                                                              PAGE
                                                                                                              ----
                                           PART I. -- FINANCIAL INFORMATION

Item 1.     Financial Statements..........................................................................      3
            FELCOR SUITE HOTELS, INC.
               Consolidated Balance Sheets - September 30, 1997 (Unaudited)
                    and December 31, 1996.................................................................      3
               Consolidated Statements of Operations -- For the Three and Nine Months
                    Ended September 30, 1997 and 1996 (Unaudited).........................................      4
               Consolidated Statements of Cash Flows -- For the Nine Months
                    Ended September 30, 1997 and 1996 (Unaudited).........................................      5
               Notes To Consolidated Financial Statements.................................................      6
            DJONT OPERATIONS, L.L.C.
               Consolidated Balance Sheets - September  30, 1997 (Unaudited)
                    and December 31, 1996.................................................................     13
               Consolidated Statements of Operations -- For the Three and Nine Months
                    Ended September 30, 1997 and 1996 (Unaudited).........................................     14
               Consolidated Statements of Cash Flows -- For the Nine Months
                    Ended September 30, 1997 and 1996 (Unaudited).........................................     15
               Notes to Consolidated Financial Statements.................................................     16
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........     19
               General/Third Quarter Highlights...........................................................     19
               Results of Operations......................................................................     19
               Liquidity and Capital Resources............................................................     25

                                            PART II. -- OTHER INFORMATION

Item 2.     Changes in Securities.........................................................................     29
Item 5.     Other Information.............................................................................     29
Item 6.     Exhibits and Reports on Form 8-K..............................................................     29

SIGNATURES................................................................................................     31

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FELCOR SUITE HOTELS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                                            1997            1996
                                                                                        ------------    ------------
                                                                                        (UNAUDITED)
                                     ASSETS

Investment in hotels, net of accumulated depreciation of $72,607
  and $36,718 at September 30, 1997 and December 31, 1996 respectively ..............   $  1,447,340    $    899,691
Investment in unconsolidated partnerships ...........................................        127,606          59,867
Cash and cash equivalents ...........................................................         18,942           7,793
Deposits ............................................................................          1,616           1,616
Due from Lessee .....................................................................         13,419           5,526
Deferred expenses, net of accumulated amortization of $1,375
  and $364 at September 30, 1997 and December 31, 1996 ..............................          3,793           3,235
Other assets ........................................................................          3,771           1,060
                                                                                        ------------    ------------

           Total assets .............................................................   $  1,616,487    $    978,788
                                                                                        ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Distributions payable ...............................................................   $     24,171    $     16,090
Accrued expenses and other liabilities ..............................................          5,766           5,235
Debt ................................................................................        406,650         226,550
Capital lease obligations ...........................................................         11,527          12,875
Minority interest in Operating Partnership, 2,904 and 2,786 units issued and
    outstanding at September 30, 1997 and December 31, 1996, respectively ...........         74,175          76,112
Minority interest in other partnerships .............................................          8,358
                                                                                        ------------    ------------
           Total liabilities ........................................................        530,647         336,862
                                                                                        ------------    ------------

Commitments and contingencies (Note 2)

Shareholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized, 6,050 shares
     issued and outstanding at September 30, 1997 and December 31, 1996 .............        151,250         151,250
Common stock, $.01 par value, 50,000 shares authorized, 36,595 and
    23,502 shares issued, including shares in treasury, at September 30, 1997
     and December 31, 1996, respectively ............................................            377             235
Additional paid in capital ..........................................................      1,003,049         505,082
Unearned officers' and directors' compensation ......................................         (1,942)         (1,454)
Distributions in excess of earnings .................................................        (25,788)        (13,187)
                                                                                        ------------    ------------
                                                                                           1,126,946         641,926
Less common stock in treasury at cost, 1,200 shares at September 30, 1997 ...........        (41,106)
                                                                                        ------------    ------------
           Total shareholders' equity ...............................................      1,085,840         641,926
                                                                                        ------------    ------------

           Total liabilities and shareholders' equity ...............................   $  1,616,487    $    978,788
                                                                                        ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FELCOR SUITE HOTELS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                                         ------------------------    -----------------------
                                                                            1997          1996          1997         1996
                                                                         ----------    ----------    ----------   ----------
Revenues:
  Percentage lease revenue ...........................................   $   48,603    $   25,263    $  122,651   $   72,648
  Income from unconsolidated partnerships ............................        2,338           927         5,765        1,412
  Other income .......................................................          112           163           283          937
                                                                         ----------    ----------    ----------   ----------
           Total revenue .............................................       51,053        26,353       128,699       74,997
                                                                         ----------    ----------    ----------   ----------

Expenses:
  General and administrative .........................................          897           458         2,743        1,307
  Depreciation .......................................................       14,238         7,529        35,969       17,833
  Taxes, insurance and other .........................................        6,155         3,260        16,912        9,859
  Interest expense ...................................................        7,183         1,760        20,097        6,273
  Minority interest in operating partnership .........................        1,643         1,477         4,584        4,619
  Minority interest in other partnerships ............................          195                         337
                                                                         ----------    ----------    ----------   ----------
           Total expenses ............................................       30,311        14,484        80,642       39,891
                                                                         ----------    ----------    ----------   ----------

Net income before extraordinary charge ...............................       20,742        11,869        48,057       35,106
Extraordinary charge from write off of deferred financing fees .......                      2,354                      2,354
                                                                         ----------    ----------    ----------   ----------

Net income ...........................................................       20,742         9,515        48,057       32,752

Preferred dividends ..................................................        2,949         2,949         8,848        4,784
                                                                         ----------    ----------    ----------   ----------

Net income applicable to common shareholders .........................   $   17,793    $    6,566    $   39,209   $   27,968
                                                                         ==========    ==========    ==========   ==========

Per common share information:
  Net income applicable to common shareholders before
    extraordinary charge .............................................   $     0.49    $     0.38    $     1.33   $     1.32
  Extraordinary charge ...............................................                      (0.10)                     (0.10)
                                                                         ----------    ----------    ----------   ----------
  Net income .........................................................   $     0.49    $     0.28    $     1.33   $     1.22
                                                                         ==========    ==========    ==========   ==========
  Weighted average number of common shares outstanding ...............       36,442        23,276        29,570       22,933




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FELCOR SUITE HOTELS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (UNAUDITED, IN THOUSANDS)


                                                                                                       NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                  ----------------------------
                                                                                                      1997            1996
                                                                                                  ------------    ------------
Cash flows from operating activities:
          Net income ..........................................................................   $     48,057    $     32,752
          Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
                    Depreciation ..............................................................         35,969          17,833
                    Amortization of deferred financing fees and organization costs ............          1,011             269
                    Amortization of unearned officers' and directors' compensation ............            737             315
                    Income from unconsolidated partnerships ...................................         (5,765)         (1,412)
                    Cash distributions from unconsolidated partnerships .......................          2,849             896
                    Extraordinary charge for write off of deferred financing fees .............                          2,354
                    Minority interest in Operating Partnership ................................          4,584           4,619
                    Minority interest in other partnerships ...................................            337
              Changes in assets and liabilities:
                    Due from Lessee ...........................................................         (7,893)         (1,359)
                    Deferred expenses and other assets ........................................         (4,362)         (3,979)
                    Accrued expenses and other liabilities ....................................           (966)         (3,142)
                                                                                                  ------------    ------------
                              Net cash flow provided by operating activities ..................         74,558          49,146
                                                                                                  ------------    ------------

Cash flows from investing activities:
          Acquisition of hotels ...............................................................       (537,100)       (287,715)
          Acquisition of interests in unconsolidated partnerships .............................        (59,571)        (28,204)
          Improvements and additions to hotels ................................................        (38,413)        (44,960)
                                                                                                  ------------    ------------
                              Net cash flow used in investing activities ......................       (635,084)       (360,879)
                                                                                                  ------------    ------------

Cash flows from financing activities:
          Proceeds from borrowings ............................................................        332,000         185,350
          Repayment of borrowings .............................................................       (151,900)       (190,954)
          Proceeds from sale of common stock ..................................................        516,700          44,978
          Proceeds from sale of preferred stock ...............................................                        144,251
          Costs associated with public offerings ..............................................        (27,600)
          Purchase of treasury stock ..........................................................        (41,106)
          Proceeds from exercise of stock options .............................................            592
          Distributions paid to limited partners ..............................................         (4,432)         (3,960)
          Distributions paid to preferred shareholders ........................................         (8,848)         (1,835)
          Distributions paid to common shareholders ...........................................        (43,731)        (24,835)
                                                                                                  ------------    ------------
                              Net cash flow provided by financing activities ..................        571,675         152,995
                                                                                                  ------------    ------------

Net change in cash and cash equivalents .......................................................         11,149        (158,738)
Cash and cash equivalents at beginning of periods .............................................          7,793         166,821
                                                                                                  ------------    ------------
Cash and cash equivalents at end of periods ...................................................   $     18,942    $      8,083
                                                                                                  ============    ============

Supplemental cash flow information --
          Interest paid .......................................................................   $     19,907    $      6,971
                                                                                                  ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND ACQUISITIONS

       FelCor Suite Hotels, Inc., is a self-administered real estate investment trust ("REIT"), which commenced operations on July 28, 1994. At the commencement of operations, FelCor Suite Hotels, Inc. ("FelCor") acquired an equity interest of approximately 75% in FelCor Suites Limited Partnership (the "Operating Partnership"), which owned six Embassy Suites(R) hotels (the "Initial Hotels") with an aggregate of 1,479 suites. The Operating Partnership had acquired the Initial Hotels through a merger with entities originally formed in 1991 and controlled by Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board of Directors and Chief Executive Officer of the Company, respectively.

       At September 30, 1997, FelCor owned interests in 71 hotels with an aggregate of 17,486 suites/rooms (collectively the "Hotels") through its 92.7% aggregate ownership of the Operating Partnership and its subsidiaries (collectively, the "Company"). FelCor also is the sole general partner of the Operating Partnership. The Company owns 100% equity interests in 53 of the Hotels (12,983 suites), a 90% or greater interest in partnerships owning four hotels (1,041 suites), and 50% interests in separate partnerships that own 14 hotels (3,462 suites). At September 30, 1997, 51 of the Hotels were operated as Embassy Suites hotels, 12 as Doubletree Guest Suites(R) hotels, one as a Hilton Suites(R) hotel, one hotel was in the process of conversion to an Embassy Suites hotel, four hotels were operated as Sheraton(R) hotels and two were operated as Sheraton Suites(R) hotels. The Hotels are located in 26 states, with 31 hotels in California, Florida and Texas. The following table provides certain information regarding the Hotels through September 30, 1997:


                                NUMBER OF HOTELS
                                    ACQUIRED        NUMBER OF SUITES
                                ----------------    ----------------
1994                                     7                1,730
1995                                    13                2,649
1996                                    23                5,769
1ST QUARTER 1997                        15                3,446
2ND QUARTER 1997                         9                2,715
3RD QUARTER 1997                         4                1,000
                                    ------               ------
                                        71               17,309
                                    ======

    Additional suites constructed by
    the Company                                             177
                                                         ------
                                                         17,486
                                                         ======

       The Company completed construction and placed into service on July 1, 1997, 129 net additional suites, meeting rooms and other public area upgrades at its Boston-Marlborough, Massachusetts hotel at a cost of $15.9 million. The Company is constructing 67 additional suites at its Jacksonville, Florida hotel and 67 additional suites at its Orlando (North), Florida hotel at an aggregate projected cost of $10.2 million with an expected completion in early 1998.

       The Company leases all of the Hotels to DJONT Operations, L.L.C. ("DJONT"), or a consolidated subsidiary thereof (collectively, the "Lessee"), under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board and President of the Company, respectively, beneficially own a 50% voting equity interest in DJONT. The remaining 50% non-voting equity interest in DJONT is beneficially owned by the children of Charles N. Mathewson, a director of the Company and major investor in the predecessor entities. The Company's partners in partnerships owning 12 of the Hotels hold special purpose non-voting equity interests in the consolidated subsidiary of DJONT which leases such Hotels, which interests entitle them to 50% of such subsidiary's net income before overhead with respect to such Hotels. In addition, the Company's partner in a partnership owning three of the Hotels holds a 50% non-voting equity interest in the consolidated subsidiary of DJONT leasing those Hotels. See Note 2 Commitments and Related Party Transactions for additional discussion regarding Lessee consolidated subsidiaries. The Lessee has entered into management agreements

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND ACQUISITIONS -- (CONTINUED)

pursuant to which 50 of the Hotels are managed by Promus Hotels, Inc. ("Promus"), 12 of the Hotels are managed by a subsidiary of Doubletree Hotel Corporation ("Doubletree"), six of the hotels are managed directly by, or by a subsidiary of, ITT Sheraton Corporation ("Sheraton"), the remaining three Hotels are managed by two other management companies.

       A brief discussion of the hotels acquired and other significant transactions occurring in the third quarter of 1997 follows:

o On July 28, 1997 the Company acquired three Doubletree Guest Suites hotels for an aggregate purchase price of $71.2 million in cash. The hotels total 635 suites and are located in Lake Buena Vista, Florida; Raleigh/Durham, North Carolina and Tampa (Rocky Point), Florida. These hotels are managed by a subsidiary of Doubletree.

o On September 30, 1997 the Company acquired the partnership which owns the 365 room Sheraton Society Hill hotel in Philadelphia, Pennsylvania for $51 million in cash. This hotel is managed by Sheraton.

o On September 30, 1997 the Company declared a third quarter dividend of $0.55 per common share and $0.4875 per share on its $1.95 Series A Cumulative Preferred Stock to shareholders of record on October 15, 1997. This dividend is payable on October 31, 1997.

o On August 14, 1997 the Company announced that it had increased its unsecured revolving line of credit from $400 million to $550 million, extended the maturity for an additional year to September 30, 2000 and reduced the effective interest rate.

o Following the end of the third quarter, the Company announced the completion of a private placement of $300 million of long term senior unsecured notes. The notes were issued in two maturities, consisting of $175 million of 7 3/8% notes due 2004 and $125 million of 7 5/8% notes due 2007. The proceeds were used to pay off the Company's $85 million collateralized term loan and to pay down the Line of Credit. The Company has filed a registration statement with the SEC, which has not yet been declared effective, to exchange this privately placed debt for registered debt with identical terms.

       These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The statements for the three and nine months ended September 30, 1997 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position of the Company for the unaudited periods.

2.     SUPPLEMENTAL CASH FLOW INFORMATION

       In the first nine months of 1997 the Company purchased certain assets and assumed certain liabilities of hotels. These purchases were recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows:


Assets acquired.................................................     $545,122
Minority interest contribution to other partnerships............       (8,022)
                                                                     --------
       Net cash paid by the Company.............................     $537,100
                                                                     ========

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUPPLEMENTAL CASH FLOW INFORMATION -- (CONTINUED)

       In the first nine months of 1997 the Company purchased interests in nine unconsolidated partnerships that hold hotel properties. The hotels associated with these unconsolidated subsidiaries are located in Atlanta (Perimeter), GA; Austin, TX; Covina, CA; Kansas City (Country Club Plaza), MO; Overland Park, KS; Raleigh, NC; San Antonio, TX; San Antonio (Airport), TX; and Secaucus, NJ.

       These purchases were recorded under the equity method of accounting. The value of the assets recorded at the date of acquisition are as follows:


Assets acquired.................................................     $64,672
Operating partnership units issued..............................      (5,101)
                                                                     -------
       Net cash paid by the Company.............................     $59,571
                                                                     =======

3.     COMMITMENTS AND RELATED PARTY TRANSACTIONS

       Upon final completion of the conversion of one hotel, the Hotels will be operated as Embassy Suites (52), Doubletree Guest Suites (12), Sheraton Suites
(2), Sheraton (4) and Hilton Suites (1) hotels. The Embassy Suites hotels and Hilton Suites hotel will operate pursuant to franchise license agreements which require the payment of fees based on a percentage of suite revenue. These fees are paid by the Lessee. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels, Sheraton hotels or Sheraton Suites hotels, which rights are included in the management agreement.

        The Lessee generally pays the managers a base management fee based on a percentage of total revenue and an incentive management fee based on the Lessee's net income before overhead expenses. In certain instances, the hotel managers have subordinated fees and committed to make subordinated loans to the Lessee, if needed, to meet its rental and other obligations under the leases.

       The Company is to receive rental income from the Lessee under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels), 2006 (19 hotels) and 2007 (19 hotels). The rental income under the Percentage Leases between the 14 unconsolidated partnerships, of which the Company owns 50%, and the Lessee are payable to the respective partnerships and as such is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) to the Company under these noncancellable operating leases at September 30, 1997 is as follows (in thousands):


                              YEAR
Remainder of 1997.......................................       $  26,150
1998....................................................         104,600
1999....................................................         104,600
2000....................................................         104,600
2001....................................................         104,600
2002 and thereafter.....................................         493,961
                                                               ---------
                                                               $ 938,511
                                                               =========

       Minority equity interest in two of DJONT's consolidated subsidiaries, relating to an aggregate of 15 Hotels, are held by unrelated third parties that also own an equity interest in such Hotels. Messrs. Feldman and Corcoran, such unrelated third party owners, and the managers of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $15.4 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 32 of the Hotels. Amounts so borrowed by the Lessee, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at September 30, 1997.

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     DEBT AND CAPITAL LEASE OBLIGATIONS

       Debt and capital lease obligations at September 30, 1997 and December 31, 1996 consist of the following (in thousands):


                                        SEPTEMBER 30,     DECEMBER 31,
                                            1997              1996
                                        ------------      -----------
Line of Credit......................    $    296,000      $   115,000
Term loan...........................          85,000           85,000
Renovation loan ....................          25,000           25,000
Other debt payable..................             650            1,550
                                        ------------      -----------
                                        $    406,650      $   226,550
                                        ============      ===========

       In the third quarter of 1997, the Company increased the amount available under its unsecured Line of Credit from $400 million to $550 million, extended the term by one year to September 30, 2000 and reduced the effective interest rate. Interest payable on borrowings under the Line of Credit is variable, determined from a ratings-based pricing matrix, and is currently set at LIBOR plus 140 basis points.

       The Company had an $85 million collateralized term loan outstanding at September 30, 1997 which bore interest at LIBOR plus 150 basis points. The $85 million collateralized term loan was repaid in full on October 1, 1997 from the proceeds of the long term senior unsecured private placement debt. This senior unsecured private placement debt, which the Company placed on October 1, 1997, bears interest at 7 3/8% for the seven year notes and 7 5/8% for the ten year notes. The Company has filed a registration statement with the SEC, which has not yet been declared effective, to exchange privately placed debt for registered debt with identical terms. Also outstanding at September 30, 1997 was a renovation loan of $25 million that bears interest at LIBOR plus 45 basis points. At September 30, 1997, 30 day LIBOR was 5.6563%.

       Under its loan agreements the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at September 30, 1997.

       Capital lease obligations at September 30, 1997 and December 31, 1996 consist of the following (in thousands):

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                   1997           1996
                                                               ------------   ------------
Capital land and building lease obligations ................   $      9,419   $      9,675
Capital equipment lease obligations ........................          2,108          3,200
                                                               ------------   ------------
                                                               $     11,527   $     12,875
                                                               ============   ============


5.     INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

       At September 30, 1997, the Company owned 50% interests in separate partnerships owning 14 hotels, a parcel of undeveloped land and a condominium management company. The Company is accounting for its investments in these unconsolidated partnerships under the equity method.

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS -- (CONTINUED)

Summarized combined financial information for unconsolidated partnerships, of which the Company owns 50%, is as follows (in thousands):

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                   1997           1996
                                                               ------------   ------------
Balance sheet information:
     Partnership assets (primarily hotel assets) ...........   $    390,302   $    138,972
     Non-recourse mortgage debt ............................        158,455         49,402
     Equity ................................................        255,212        119,734



                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                                  1997         1996         1997         1996
                                                               ----------   ----------   ----------   ----------
Statement of operations information:
     Percentage lease revenue ..............................   $   13,297   $    3,889   $   35,551   $    6,011
     Other income ..........................................        3,140                     4,316
                                                               ----------   ----------   ----------   ----------
            Total revenue ..................................       16,437        3,889       39,867        6,011
     Expenses:
          Depreciation .....................................        4,216        1,085       11,431        2,037
          Taxes, insurance and other .......................        3,436          195        6,314          358
          Interest expense .................................        3,215          689        8,216          689
                                                               ----------   ----------   ----------   ----------
            Total expenses .................................       10,867        1,969       25,961        3,084
                                                               ----------   ----------   ----------   ----------

     Net income ............................................   $    5,570   $    1,920   $   13,906   $    2,927
                                                               ==========   ==========   ==========   ==========

     50% of net income attributable to the Company .........   $    2,785   $      960   $    6,953   $    1,464
     Amortization of cost in excess of book value ..........          447           33        1,188           52
                                                               ----------   ----------   ----------   ----------
     Income from unconsolidated partnerships ...............   $    2,338   $      927   $    5,765   $    1,412
                                                               ==========   ==========   ==========   ==========

6.     TREASURY STOCK

       In conjunction with the June 30, 1997 common stock offering of 11.2 million shares, the Company purchased, at the net offering price of $36.625, 1.2 million shares of its common stock from Promus. The stock was purchased at an aggregate cost of $41.1 million (after allocation of offering expenses) and is recorded using the cost method of accounting. All of the acquired shares are held as common stock in treasury.

7.     TAXES, INSURANCE AND OTHER

       Taxes, insurance and other is comprised of the following for the three and nine months ended September 30, 1997 and 1996 (in thousands):


                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                          ---------------------------   ---------------------------
                                                              1997           1996           1997           1996
                                                          ------------   ------------   ------------   ------------
Real estate and personal property taxes ...............   $      5,015   $      2,631   $     13,848   $      7,649
Property insurance ....................................            483            353          1,347            966
Land lease expense ....................................            459            268          1,119            869
State franchise taxes .................................            198              4            498            333
Other .................................................                             4            100             42
                                                          ------------   ------------   ------------   ------------
       Total taxes, insurance and other ...............   $      6,155   $      3,260   $     16,912   $      9,859
                                                          ============   ============   ============   ============

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     PRO FORMA INFORMATION (UNAUDITED)

       The following unaudited Pro Forma Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996 are presented as if the acquisitions of all hotels owned by the Company at September 30, 1997, the private placement of $300 million of senior unsecured notes and the equity offerings consummated during 1996 and 1997 had occurred as of January 1, 1996 and the Hotels had all been leased to the Lessee pursuant to Percentage Leases. Such pro forma information is based in part upon the Consolidated Statements of Operations of the Company and pro forma Statements of Operations of the Lessee included elsewhere in this Quarterly Report on Form 10-Q. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

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

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                            1997         1996
                                                                         ----------   ----------
Revenues:
  Percentage lease revenue ...........................................   $  152,127   $  132,487
  Income from unconsolidated partnerships ............................        5,681        2,859
                                                                         ----------   ----------
       Total revenue .................................................      157,808      135,346

Expenses:
  General and administrative .........................................        2,743        2,707
  Depreciation .......................................................       43,243       30,147
  Taxes, insurance and other .........................................       21,045       18,450
  Interest expense ...................................................       28,244       25,642
  Minority interest in Operating Partnership .........................        4,577        3,870
  Minority interest in other partnerships ............................          427          242
                                                                         ----------   ----------
       Total expenses ................................................      100,279       81,058
                                                                         ----------   ----------

Net income ...........................................................       57,529       54,288

Preferred dividends ..................................................        8,848        8,848
                                                                         ----------   ----------

Net income applicable to common shareholders .........................   $   48,681   $   45,440
                                                                         ==========   ==========
Per common share information:
  Net income .........................................................   $     1.33   $     1.26
                                                                         ==========   ==========
  Weighted average number of common shares outstanding ...............       36,570       36,135

                            DJONT OPERATIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                 (in thousands)



                                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                                           1997            1996
                                                                                        ------------    ------------
                                                                                        (UNAUDITED)
                                     ASSETS
Cash and cash equivalents ...........................................................   $     29,171    $      5,208
Accounts receivable, net ............................................................         23,970           8,700
Inventories .........................................................................          3,065           2,105
Prepaid expenses ....................................................................          2,444             255
Other assets ........................................................................          2,144           2,203
                                                                                        ------------    ------------

          Total assets ..............................................................   $     60,794    $     18,471
                                                                                        ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable, trade .............................................................   $      7,409    $      1,273
Accounts payable, other .............................................................         15,162           2,398
Due to FelCor Suite Hotels, Inc. ....................................................         13,419           5,526
Due to other partnerships ...........................................................          6,156           2,588
Accrued expenses and other liabilities ..............................................         26,639          13,089
                                                                                        ------------    ------------

          Total liabilities .........................................................         68,785          24,874
                                                                                        ------------    ------------

Shareholders' deficit:
Capital .............................................................................              1               1
Accumulated losses and distributions in excess of earnings ..........................         (7,992)         (6,404)
                                                                                        ------------    ------------

          Total shareholders' deficit ...............................................         (7,991)         (6,403)
                                                                                        ------------    ------------

          Total liabilities and shareholders' deficit ...............................   $     60,794    $     18,471
                                                                                        ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (UNAUDITED, IN THOUSANDS)



                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                     ------------------------    ------------------------
                                                        1997          1996          1997          1996
                                                     ----------    ----------    ----------    ----------
Revenue:
     Suite revenue ...............................   $  128,461    $   63,393    $  330,545    $  168,950
     Food and beverage revenue ...................       10,387         3,091        20,576        11,235
     Food and beverage rent ......................        1,315           743         3,338         1,742
     Other revenue ...............................        9,488         4,617        26,209        12,457
                                                     ----------    ----------    ----------    ----------

          Total revenues .........................      149,651        71,844       380,668       194,384
                                                     ----------    ----------    ----------    ----------

Expenses:
     Property operating costs and expenses .......       37,076        18,427        93,442        46,878
     General and administrative ..................       11,377         5,292        27,694        14,033
     Advertising and promotion ...................       10,720         4,957        26,243        12,807
     Repair and maintenance ......................        7,345         4,044        18,417        10,031
     Utilities ...................................        6,625         3,654        15,316         8,801
     Management fee ..............................        2,832         1,747         8,121         4,761
     Franchise fee ...............................        3,644         1,631         9,828         3,852
     Food and beverage expenses ..................        8,770         3,336        17,459        11,748
     Percentage lease expenses ...................       61,362        29,152       158,436        78,307
     Lessee overhead expenses ....................          574           421         1,618         1,148
     Liability insurance .........................          996           476         2,496         1,276
     Conversion costs ............................           69           787           113         2,174
     Other .......................................          798           608         2,636         1,460
                                                     ----------    ----------    ----------    ----------
          Total expenses .........................      152,188        74,532       381,819       197,276
                                                     ----------    ----------    ----------    ----------

Income before minority interest ..................       (2,537)       (2,688)       (1,151)       (2,892)

     Minority interest ...........................           63                         437
                                                     ----------    ----------    ----------    ----------

Net income (loss) ................................   $   (2,600)   $   (2,688)   $   (1,588)   $   (2,892)
                                                     ==========    ==========    ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (UNAUDITED, IN THOUSANDS)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   ------------------------
                                                                                      1997          1996
                                                                                   ----------    ----------
Cash flows from operating activities:
     Net income (loss) .........................................................   $   (1,588)   $   (2,892)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Changes in assets and liabilities:
          Accounts receivable ..................................................      (15,270)       (5,722)
          Inventories ..........................................................         (960)         (208)
          Prepaid expenses .....................................................       (2,189)         (434)
          Other assets .........................................................           59          (157)
          Due to FelCor Suite Hotels, Inc. .....................................        7,892         1,359
          Accounts payable, accrued expenses and other liabilities .............       36,019        11,187
                                                                                   ----------    ----------
               Net cash flow provided by operating activities ..................       23,963         3,133
                                                                                   ----------    ----------

Net change in cash and cash equivalents ........................................       23,963         3,133
Cash and cash equivalents at beginning of periods ..............................        5,208         5,345
                                                                                   ----------    ----------
Cash and cash equivalents at end of periods ....................................   $   29,171    $    8,478
                                                                                   ==========    ==========

                The accompany notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        ORGANIZATION

          DJONT Operations, L.L.C. is a Delaware limited liability company ("DJONT") which began operations on July 28, 1994. All of the voting Class A membership interest in DJONT (representing a 50% equity interest) is beneficially owned by Hervey A. Feldman and Thomas J. Corcoran, Jr. who serve as directors and officers of FelCor Suite Hotels, Inc. (the "Company") and as managers and officers of DJONT. All of the non-voting Class B membership interest in DJONT (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Mr. Mathewson, a director of the Company and major investor in the Company's predecessor entities. Each of the 71 hotels in which FelCor Suites Limited Partnership (the "Operating Partnership") had an ownership interest at September 30, 1997 (the "Hotels"), is leased to DJONT or a consolidated subsidiary thereof (collectively, the "Lessee") pursuant to percentage leases ("Percentage Leases"). The Company's partners in partnerships owning interests in 12 of the Hotels hold special purpose non-voting equity interests in the consolidated subsidiary of DJONT which leases such Hotels, which interests entitle them to 50% of such subsidiary's net income before overhead with respect to such Hotels. In addition, the Company's partner in a partnership owning three of the Hotels holds a 50% non-voting equity interest in the consolidated subsidiary of DJONT leasing those Hotels. Messrs. Feldman and Corcoran, such partners, and the managers of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $15.4 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 32 of the Hotels. Amounts so borrowed by the Lessee, if any, will subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at September 30, 1997.

          Messrs. Feldman and Corcoran, as the beneficial owners of an aggregate 50% of DJONT, have entered into an agreement with the Company pursuant to which they have agreed that, for a period of ten years from April 15, 1995, any distributions received by them from DJONT (in excess of their tax liabilities with respect to the income of DJONT) will be utilized to purchase common stock from the Company or units of limited partner interest in the Operating Partnership at then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling any stock or units so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% of DJONT, may elect to purchase common stock or units upon similar terms, at its option. The independent directors of the Company may suspend or terminate such agreement at any time.

          Fifty-one of the Hotels are, and the Radisson at Kingston Plantation in Myrtle Beach, South Carolina will be converted by year end to, Embassy Suites(R) hotels, 50 of which are being managed for the Lessee by a subsidiary of Promus Hotel Corporation ("Promus"). Two Embassy Suites hotels are managed for the Lessee by two other management companies. Twelve of the Hotels are Doubletree Guest Suites(R) hotels and are managed by a subsidiary of Doubletree Hotels Corporation ("Doubletree"). Six of the Hotels are Sheraton Suites (2) or Sheraton hotels (4) and are being managed for the Lessee directly by, or by a subsidiary of, ITT Sheraton Corporation ("Sheraton"). One of the Hotels is operated under a Hilton Suites(R) hotel franchise and managed by an independent management company that also manages one of the Company's Embassy Suites.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.        COMMITMENTS AND RELATED PARTY TRANSACTIONS

          The Lessee has future lease commitments under the Percentage Leases which expire in 2004 (7 hotels), 2005 (13 hotels) 2006 (23 hotels) and 2007 (28 hotels). Minimum future rental payments are computed based on the base rent as defined under these noncancellable operating leases and are as follows (in thousands):


YEAR                                              AMOUNT
----                                            ----------
Remainder of 1997 ...........................   $   32,896
1998 ........................................      131,586
1999 ........................................      131,586
2000 ........................................      131,586
2001 ........................................      131,586
2002 and thereafter .........................      627,134
                                                ----------
                                                $1,186,374
                                                ==========

          The Lessee pays a franchise fee ranging from 4% to 5% of suite revenue, and marketing and reservation fees ranging from 1% to 3.5% of suite revenue. In the cases where there is not a separate franchise agreement, the right to use the brand name is included in the management agreement. Base management fees typically range from 2% to 3% of total revenues. Incentive management fees are based upon the hotel's net income before overhead and typically range from 50% to 100% subject to, in certain cases, a maximum annual payment of between 2% and 3% of applicable hotel revenues in addition to the base management fee. In many cases managers and franchisors have agreed to subordinate all or a portion of their fees at a specific hotel or group of hotels either for a set period of time, or until the hotel or group of hotels provides a predetermined return to the Lessee, or both.

3.        PRO FORMA INFORMATION (UNAUDITED)

          The following unaudited Pro Forma Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996 are presented as if Lessee had leased and operated all of the Hotels, beginning on January 1, 1996. Such information should be read in conjunction with the financial statements listed in the Index on page 2. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. The Pro Forma Consolidated Statements of Operations do not purport to present what actual results of operations would have been if such hotels had been operated by Lessee pursuant to the Percentage Leases since such date or to project the results of operations for any future periods.

                            DJONT OPERATIONS, L.L.C.

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (UNAUDITED, IN THOUSANDS)



                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     ------------------------
                                                        1997          1996
                                                     ----------    ----------
Revenue:
     Suite revenue ...............................   $  400,079    $  368,557
     Food and beverage revenue ...................       40,289        46,355
     Food and beverage rent ......................        3,393         2,552
     Other revenue ...............................       31,545        25,972
                                                     ----------    ----------

          Total revenues .........................      475,306       443,436
                                                     ----------    ----------

Expenses:
     Property operating costs and expenses .......      112,007       104,744
     General and administrative ..................       35,066        33,490
     Advertising and promotion ...................       32,222        30,265
     Repair and maintenance ......................       22,587        22,528
     Utilities ...................................       18,988        18,597
     Management fee ..............................       11,172         9,823
     Franchise fee ...............................       12,160        11,593
     Food and beverage expenses ..................       33,227        40,214
     Percentage lease payments ...................      191,008       168,011
     Lessee overhead expenses ....................        1,618         1,151
     Liability insurance .........................        3,011         2,922
     Other .......................................        4,595         6,523
                                                     ----------    ----------

          Total expenses .........................      477,661       449,861
                                                     ----------    ----------

Loss before minority interest ....................       (2,355)       (6,425)

     Minority interest ...........................          413           505
                                                     ----------    ----------

Net loss .........................................   $   (1,942)   $   (5,920)
                                                     ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc. appearing elsewhere herein.

THIRD QUARTER HIGHLIGHTS:

o FFO of $39.2 million or $0.89 per share and unit sets a new record for the Company and represents a 27% increase in FFO per share and unit for the quarter. Revenues increased from $26.4 million in the third quarter of 1996 to $51.1 million in the current quarter.

o Net income before extraordinary charges increased from $0.38 per share to $0.49 per share, an increase of 28.9%.

o RevPAR for the Company's total portfolio increased 7.3% over the third quarter of 1996. Excluding the Company's four hotels located in Atlanta, which were impacted by the Olympics in 1996, RevPAR for the third quarter increased 9.8% over the third quarter of 1996. In addition, on a comparable basis excluding the twelve hotels undergoing rebranding, renovation or room additions, RevPAR increased 12.3% for the quarter.

o The 18 fully renovated Crown Sterling Suites(R) hotels ("CSS Hotels") experienced a 22.2 % increase in RevPAR as compared to the third quarter of 1996.

o The Company acquired four hotels (one Sheraton(R) hotel and three Doubletree Guest Suites(R) hotels) during the quarter, representing a gross investment of approximately $122 million and 1,000 suites/rooms.

o On August 18, 1997 the Company amended and restated its existing unsecured line of credit in order to increase availability from $400 million to $550 million, extend the term by one year to September 30, 2000 and reduce pricing.

o On September 30, 1997 the Company announced that it would increase its Common Stock dividend by 10% to an annual rate of $2.20 per share, beginning with a third quarter 1997 dividend of $0.55 per share.

o Following the end of the quarter, the Company announced the completion of a private placement of $300 million of long term senior unsecured notes. The notes were issued in two maturities, consisting of $175 million of 73/8% notes due 2004 and $125 million of 75/8% notes due 2007. Upon application of the proceeds, the Company had only $12 million of secured indebtedness and more than $1.6 billion of unencumbered assets.

RESULTS OF OPERATIONS

The Company -- Actual

         Nine Months Ended September 30, 1997 and 1996

         For the nine months ended September 30, 1997 and 1996, the Company had revenues of $128.7 million and $75.0 million, respectively, consisting of Percentage Lease revenues of $122.7 million and $72.6 million, income in unconsolidated partnerships of $5.8 million and $1.4 million and other revenue (made up primarily of interest income) of $283,000 and $937,000, respectively. Percentage Lease revenue is computed as a percentage of suite revenues, food and beverage revenues and food and beverage rents of the Hotels. For the nine months ended September 30, 1997, 97.3% of Percentage Lease revenue was derived from suite revenues. A more detailed discussion of hotel suite revenue begins at "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The increase in Percentage Lease revenue is attributed primarily to the increased number of hotels owned at September 30, 1997 compared to the same period in 1996 and increased suite revenue at the comparable hotels (those hotels owned for the entire nine months in both 1996 and 1997). The increase in the number of hotels accounted for approximately $43.0 million of the increase (86%) while Percentage Lease revenue for the nineteen comparable hotels increased by $7.1 million (14%).

         Suite revenues for the Original Hotels increased 9.3% and the CSS Hotels increased suite revenue by 21.4% for this nine month period.

         The increase in income from unconsolidated partnerships is principally attributed to the increase in unconsolidated partnership hotels from five hotels at September 30, 1996 to 14 at September 30, 1997.

         Total expenses increased $40.7 million in the nine months ended September 30, 1997 from $39.9 million to $80.6 million over the same period in 1996. The primary components of the dollar increase are: depreciation; taxes, insurance and other; and interest expense. The primary reason for these increases relate to the increased number of hotels owned by the Company. Those expenses that made up the majority of the increase, as a percentage of total revenue, were depreciation (27.9% of total revenue for the nine months ended September 30, 1997 compared to 23.8% in the same period 1996), and interest expense (15.6% of total revenue in 1997 compared to 8.4% in 1996).

         Depreciation, as a percentage of total revenue, increased primarily as a result of the major renovation projects which were placed in service and started depreciating in late 1996 or early 1997.

         The increased interest expense, as a percentage of total revenue, is reflective of the additional borrowings during the end of 1996 and first nine months of 1997 to finance hotel acquisitions and the renovation program.

         Minority interest in the Operating Partnership decreased as a percentage of total revenue due to the additional 14.2 million shares of common stock issued during 1997 which decreases the Operating Partnership's unit holders interest in the operations of the Company.

         Preferred dividends increased from $4.8 million for the nine months in 1996 to $8.8 million for the same period in 1997. This increase is due to the preferred stock, issued in May 1996, which accrued a full nine months of dividends in 1997.

         Net income applicable to common shareholders for the nine months ended September 30, 1997 and 1996 was $39.2 million and $28.0 million respectively.

         Three Months Ended September 30, 1997 and 1996

         For the three months ended September 30, 1997 and 1996, the Company had revenues of $51.1 million and $26.4 million, respectively, consisting primarily of Percentage Lease revenues of $48.6 million and $25.3 million respectively, income from unconsolidated partnerships of $2.3 million and $927,000, and other income of $112,000 and $163,000, respectively. A more detailed discussion of hotel suite revenue begins at "The Hotels -- Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The increases in Percentage Lease revenues of $23.3 million is attributable primarily to the hotels acquired since the third quarter of 1996 coupled with increased suite revenues at the 36 hotels that are comparable (those hotels owned for the entire quarter in both 1997 and 1996). The increase in hotels accounted for $17.2 million of the increase while the comparable hotels contributed $6.1 million of the increase.

         The increase in income from unconsolidated partnerships is principally attributed to the increase in unconsolidated partnership hotels from five hotels at September 30, 1996 to 14 at September 30, 1997.

         Total expenses increased $15.8 million in the three months ended September 30, 1997, from $14.5 million to $30.3 million. This represents an increase in expenses as a percentage of total revenue of 4.4 percentage points from 55.0% to 59.4%. The primary components of this increase in dollars were: depreciation; taxes, insurance and other; and interest expense. The primary reason for this increase is related to the increased number of hotels owned by the Company. The expense that made up the majority of the increase, as a percentage of total revenue, was interest expense (14.1% of total revenue in 1997 compared to 6.7% in 1996).

         The increased interest expense, as a percentage of total revenue, is reflective of the additional borrowings during the end of 1996 and first nine months of 1997 to finance hotel acquisitions and the renovation program.

         Minority interest in the Operating Partnership decreased as a percentage of total revenue because the additional 14.2 million shares of common stock issued during 1997 which decreases the Operating Partnership's unit holders interest in the operations of the Company.

         Net income applicable to common shareholders before extraordinary charge for the quarter was $17.8 million, or 34.9% of total revenue, as compared to $8.9 million, or 33.8% of total revenue, for the third quarter of 1996.

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

                                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                              -----------------------   -----------------------
                                                                                 1997         1996         1997         1996
                                                                              ----------   ----------   ----------   ----------
Funds From Operations (FFO):
Net income ................................................................   $   20,742   $    9,515   $   48,057   $   32,752
Less preferred dividends ..................................................        2,949        2,949        8,848        4,784
                                                                              ----------   ----------   ----------   ----------
Net income applicable to common shareholders ..............................       17,793        6,566       39,209       27,968
Add back:
   Extraordinary charge for write-off of deferred
   financing ..............................................................                     2,354                     2,354
   Minority interest in Operating Partnership .............................        1,643        1,477        4,584        4,619
   Depreciation ...........................................................       14,238        7,529       35,969       17,833
   Depreciation for unconsolidated partnerships ...........................        2,555          575        6,904        1,070
                                                                              ----------   ----------   ----------   ----------
FFO available to common shares and units ..................................       36,229       18,501       86,666       53,844
Add preferred dividends ...................................................        2,949        2,949        8,848        4,784
                                                                              ----------   ----------   ----------   ----------
FFO diluted for conversion of preferred stock .............................   $   39,178   $   21,450   $   95,514   $   58,628
                                                                              ==========   ==========   ==========   ==========

Weighted average common shares outstanding ................................       36,442       23,276       29,570       22,933
Weighted average units outstanding ........................................        2,905        2,896        2,842        3,020
                                                                              ----------   ----------   ----------   ----------
Weighted average common shares and units outstanding ......................       39,347       26,172       32,412       25,953
Weighted average common shares and units outstanding,
     diluted for conversion of preferred stock ............................       44,037       30,862       37,102       28,555

Per share and unit data:
FFO per common share and unit outstanding .................................   $     0.92   $     0.71   $     2.67   $     2.07
FFO per common share and unit outstanding, diluted for
     conversion of preferred stock ........................................   $     0.89   $     0.70   $     2.57   $     2.05

        Included in the Funds From Operations described above is the Company's share of FFO from its interest in fourteen unconsolidated partnerships. The FFO contribution from these unconsolidated partnerships is as follows (in thousands):

                                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                              -----------------------   -----------------------
                                                                                 1997         1996         1997         1996
                                                                              ----------   ----------   ----------   ----------
Statement of operations information:
Percentage Lease revenue ..................................................   $   13,297   $    3,889   $   35,551   $    6,011
Other income ..............................................................        3,140                     4,316
                                                                              ----------   ----------   ----------   ----------
                           Total revenue ..................................       16,437        3,889       39,867        6,011

Expenses:
        Depreciation ......................................................        4,216        1,085       11,431        2,037
        Taxes, insurance and other ........................................        3,436          195        6,314          358
        Interest expense ..................................................        3,215          689        8,216          689
                                                                              ----------   ----------   ----------   ----------
                           Total expenses .................................       10,867        1,969       25,961        3,084
                                                                              ----------   ----------   ----------   ----------

Net income ................................................................   $    5,570   $    1,920   $   13,906   $    2,927
                                                                              ==========   ==========   ==========   ==========

50% of net income attributable to the Company .............................   $    2,785   $      960   $    6,953   $    1,464
Amortization of cost in excess of book value ..............................         (447)         (33)      (1,188)         (52)
                                                                              ----------   ----------   ----------   ----------
Income from unconsolidated partnerships ...................................        2,338          927        5,765        1,412
Add back:  Depreciation ...................................................        2,108          542        5,715        1,018
                  Amortization of cost in excess of book value ............          447           33        1,189           52
                                                                              ----------   ----------   ----------   ----------
FFO contribution of unconsolidated partnerships ...........................   $    4,893   $    1,502   $   12,669   $    2,482
                                                                              ==========   ==========   ==========   ==========

The Lessee -- Actual

        The Nine Months Ended September 30, 1997 and 1996

        Total revenues increased from $194.4 million in the first nine months of 1996 to $380.7 million for the same period 1997. The primary reasons for this increase are the number of hotels operated by the Lessee which increased from 41 hotels at September 30, 1996 to 71 hotels at September 30, 1997 and the increases in revenues at the hotels owned in both the first nine months of 1997 and 1996. Percentage Lease expense, property operating costs, and other hotel expenses increased in the first nine months of 1997 compared to the same period of 1996 and relate primarily to the increased number of hotels operated by the Lessee. The increase in percentage lease expense is also attributable in part to the increase in the suite revenues. The Lessee had net losses of $1.6 million and $2.9 million for the nine months ended September 30, 1997 and 1996, respectively. Except as otherwise noted each of such hotels is operated as an Embassy Suites hotel.

        The Three Months Ended September 30, 1997 and 1996

         Total revenues increased from $71.8 million in the third quarter of 1996 to $149.7 million for the same period of 1997. The primary reasons for this increase are the number of hotels operated by the Lessee which increased from 41 hotels at September 30, 1996 to 71 hotels at September 30, 1997 and the increases in revenues at the hotels owned in both the third quarter of 1997 and 1996. Percentage Lease expense, property operating costs and other hotel expenses increased in the third quarter of 1997 compared to the same period of 1996 and relate primarily to the increased number of hotels operated by the Lessee. The increase in percentage lease expense is also attributable in part to the increase in suite revenues. The Lessee had net losses of $2.6 million and $2.7 million for the three months ended September 30, 1997 and 1996, respectively.

The Hotels -- Actual

         The following table sets forth historical suite revenue and percentage changes therein between the periods presented for the 71 hotels which the Lessee operated at September 30, 1997. The following table also presents comparative information with respect to percentage of occupied rooms ("Occupancy"), average daily rate ("ADR") and revenue per available room ("RevPAR") for the 13 Original Hotels, the 18 CSS Hotels, the 12 1996 Acquisitions and the 28 1997 Acquisitions, regardless of ownership, through September 30, 1997. Except as otherwise noted below, each of such hotels is operated as an Embassy Suites hotel.


                                              THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                                 SEPTEMBER 30,
                                          ------------------------                        ------------------------
                                             1997           1996         VARIANCE           1997            1996         VARIANCE
                                          ---------      ---------       --------         ---------       --------       --------
Room Revenue (in thousands):
     Original Hotels (13)...........      $  21,958      $  19,828         10.7%          $  64,876       $ 59,353         9.3%
     CSS Hotels (18).................        35,816         29,317         22.2%            108,379         89,287        21.4%
     1996 Acquisitions (12)..........        24,007         22,749          5.5%             69,493         64,782         7.3%
     1997 Acquisitions (28)..........        51,266         50,874          0.8%            157,331        155,134         1.4%
                                          ---------      ---------                        ---------        -------
     Total (71)......................     $ 133,047      $ 122,768          8.4%          $ 400,079       $368,557         8.6%
                                          =========      =========                        =========       ========

Occupancy:
     Original Hotels................          76.9%          77.8%     (0.9) pts              77.4%          77.7%    (0.3) pts
     CSS Hotels......................         74.5%          68.3%      6.2  pts              74.5%          68.4%     6.1  pts
     1996 Acquisitions...............         77.0%          76.6%      0.4  pts              76.2%          74.6%     1.6  pts
     1997 Acquisitions...............         71.8%          73.9%     (2.1) pts              72.9%          75.2%    (2.3) pts
     Total...........................         74.2%          73.5%      0.7  pts              74.6%          73.7%     0.9  pts

ADR:
     Original Hotels................      $  107.50      $  101.13          6.3%          $  109.29       $ 102.11         7.0%
     CSS Hotels......................        113.40         101.30         11.9%             115.67         103.21        12.1%
     1996 Acquisitions...............        120.34         115.66          4.0%             118.69         112.74         5.3%
     1997 Acquisitions...............        108.51         104.55          3.8%             110.25         105.18         4.8%
     Total...........................        111.61         105.04          6.3%             112.92         105.42         7.1%

RevPAR:
     Original Hotels................     $    82.70     $    78.69          5.1%         $    84.61      $   79.39         6.6%
     CSS Hotels......................         84.49          69.14         22.2%              86.16          70.60        22.0%
     1996 Acquisitions...............         92.70          88.62          4.6%              90.44          84.07         7.6%
     1997 Acquisitions...............         77.89          77.29          0.8%              80.42          79.13         1.6%
     Total...........................         82.81          77.17          7.3%              84.24          77.70         8.4%



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

1996 ACQUISITIONS:  Atlanta-Buckhead, GA; Beaver Creek Resort (Avon-Vail), CO;
                    Boca Raton, FL; Charlotte, NC; Cleveland, OH; Deerfield, IL; Indianapolis, IN; Kingston Plantation (Myrtle Beach), SC(3); Lexington, KY(2); Parsippany, NJ; Piscataway, NJ; San Rafael (Marin County) CA.

1997 ACQUISITIONS:  Atlanta, GA; Atlanta Galleria, GA(4); Atlanta Gateway,
                    GA(4); Austin, TX; Austin (Downtown), TX(1); Bloomington, MN(1); BWI Airport, MD(1); Chicago O'Hare, IL(4); Covina, CA; Dallas Market Center, TX; Dallas Park Central(4); Dana Point, CA(1); Kansas City, MO; Lake Buena Vista, FL(1); LAX North, CA; Nashville, TN; Nashville, TN(1); Omaha, NE(1); Overland Park, KS; Phoenix Crescent, AZ(4); Raleigh, NC; San Antonio, TX; San Antonio (Airport), TX; Secaucus, NJ; Society Hill, PA (4) ;Syracuse, NY; Tampa Rocky Point, FL(1); Troy, MI(1).

(1)  Operating as a Doubletree Guest Suites hotel
(2)  Operating as a Hilton Suites hotel
(3)  In the process of conversion to Embassy Suites hotels
(4)  Operating as a Sheraton hotel

     Comparison of The Hotels' Suite Revenues for the Nine Months Ended September 30, 1997 and 1996

         Suite revenues from the 71 Hotels, included without regard to ownership, increased 8.6% for the nine months ended September 30, 1997 from the same period of 1996. The Original Hotels increased 9.3%, the CSS Hotels increased 21.4%, the 1996 Acquisition Hotels increased 7.3% and the 1997 Acquisition Hotels increased 1.4% for the nine months ended September 30, 1997 as compared to the same period of 1996.

         The Original Hotels were owned by the Company throughout all of the first nine months of both 1997 and 1996. Suite revenue for these hotels increased $5.5 million over the same period in 1996. This improvement in suite revenue resulted from increased average daily rates ("ADR") of 7.0%. The hotels in this group recorded increases in ADR ranging from 2.5% to 12.5%. The increases in ADR at these hotels are attributed to the strength of the markets in which these hotels operate as well as aggressive rate management.

          For the nine months of 1997 over 1996 the CSS Hotels experienced an increase in ADR of 12.1% to $115.67 and a 6.1 percentage point increase in Occupancy to 74.5%. The strength of the improvement in the CSS Hotels is partially reflective of the $54 million suite renovation program that was completed in the first quarter of 1997. This program made substantial upgrades and improvements to these former Crown Sterling Suites hotels. This group of hotels were also converted to the Embassy Suites (16) or Doubletree Guest Suites
(2) brand during 1996. The increase in both occupancy and ADR is also attributable in part, to the stronger marketing presence of the Embassy Suites and Doubletree Guest Suites brands.

         The 1996 Acquisition Hotels increased ADR by 5.3% to $118.69 and occupancy increased 1.6 percentage points which resulted in suite revenue increases for these hotels of $4.7 million in the first nine months of 1997 compared to the same period in 1996. Some of the 1996 Acquisition Hotels benefitted from suite renovations completed in 1996 or during the first quarter of 1997. The Company has committed to reserving 4% of suite revenue for ongoing capital replacements and improvements for all of its Hotels, in addition to making normal repair and maintenance expenditures and any necessary renovations for hotels acquired.

         The 1997 Acquisition hotels, collectively, increased ADR by 3.8% and 4.8%, respectively for the three and nine months ended September 30, 1997 compared to the same period of 1996. Certain of the individual 1997 Acquisition hotels, however, had decreases in ADR and/or Occupancy for such comparable periods. These decreases are primarily the result of temporary declines attributed to disruptions from rebranding, repositioning and/or renovation of certain hotels and in the case of those hotels located in Atlanta, Georgia, decreased demand in 1997 compared to 1996 due to the 1996 Summer Olympics which were held in Atlanta.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the nine months ended September 30, 1997, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $74.6 million and funds from operations diluted for the conversion preferred stock, which is the sum of net income, minority interest, and depreciation of real property (including furniture and equipment), was $95.5 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Company's liquidity, including its ability to make distributions to stockholders, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

         At September 30, 1997, the Lessee had paid all amounts then due the Company under the Percentage Leases. During the nine months ended 1997, the Lessee realized a net loss of $1.6 million. The Lessee's accumulated shareholders' deficit of $8.0 million at September 30, 1997 resulted primarily from losses during 1996 as a consequence of the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite nights lost during the year due to renovation. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholders' equity is restored. Although it is currently anticipated that the Lessee could sustain a loss during 1997, it is anticipated that its future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases when due.

         Minority equity interest in two of DJONT's consolidated subsidiaries, relating to an aggregate of 15 Hotels, are held by unrelated third parties that also own an equity interest in such Hotels. Messrs. Feldman and Corcoran, such unrelated third party owners, and the managers of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $15.4 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 32 of the Hotels. Amounts so borrowed by the Lessee, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at September 30, 1997.

         The Company intends to acquire additional hotels and may incur indebtedness to make such acquisitions, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

         At September 30, 1997, the Company had $18.9 million of cash and cash equivalents and had utilized $296 million of the amount available under the Company's $550 million unsecured revolving Line of Credit. On October 1, 1997, the Company placed $300 million in long term senior unsecured private placement debt. This senior unsecured private placement debt, bears interest at 73/8% for the notes due 2004, and 75/8% for the notes due 2007. The Company has filed a registration statement with the SEC, which has not yet been declared effective, to exchange privately placed debt for registered debt with identical terms.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into two separate interest rate swap agreements. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the initial variable rate to be received by the Company at September 30, 1997 are summarized in the following table:


                                                          SWAP RATE
                                                          RECEIVED
                         SWAP RATE        EFFECTIVE     (VARIABLE) AT       SWAP
  NOTIONAL AMOUNT       PAID (FIXED)     FIXED RATE        9/30/97         MATURITY
  ---------------       ------------     ----------        -------         --------
    $50 million           6.11125%        7.61125%         6.47625%       October 1999
    $25 million           5.95500%        7.45500%         6.19100%       November 1999

         After application of the $300 million senior unsecured privately placed debt, and taking into consideration the $75 million in interest rate swaps, the Company has reduced its variable rate debt to about 10% of total debt outstanding. The fixed rate debt held by the Company bears interest at a weighted average rate of 7.6%.

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

         To provide for additional flexibility, the Company has registered up to an aggregate of $1.0 billion in common stock, preferred stock, debt securities and/or common stock warrants pursuant to two shelf registration statements. One shelf registration statement for $500 million, was declared effective by the Securities Exchange Commission during 1996 and the second shelf registration statement for $500 million was declared effective during the second quarter of 1997. The terms and conditions of the stock or debt securities issued thereunder are determined by the Company based upon market conditions at the time of issuance. A total of 6,050,000 shares of preferred stock at $25.00 per share were issued in the second quarter of 1996 and 3,000,000 shares of common stock at $35.50 were issued during the first quarter of 1997 pursuant to the shelf registration declared effective in 1996 leaving approximately $242.3 million available under that shelf registration. With regard to the shelf registration declared effective in 1997, the Company issued 11,200,000 shares of common stock at $36.625 leaving approximately $89.8 million available under that shelf registration. On October 22, 1997 a Special Meeting of Shareholders approved an amendment to the Company's Charter increasing the number of authorized shares of Common Stock from 50 million shares to 100 million shares. The amendment was adopted by the affirmative vote of shareholders owning more than 77% of the shares of common stock outstanding at the close of business on September 8, 1997.

         The Company completed construction and placed into service on July 1, 1997, 129 net additional suites, meeting rooms and other public area upgrades at its Boston-Marlborough, Massachusetts hotel at a cost of $15.9 million. The Company is constructing an additional 67 suites at its Jacksonville, Florida hotel and 67 additional suites at its Orlando (North), Florida hotel at an aggregate projected cost of $10.2 million with an expected completion in early 1998.

         The Company's cash flow from financing activities of approximately $571.7 million for the nine months ended September 30, 1997 resulted from the following: The sale of an aggregate of 14.2 million shares of common stock with net proceeds of $448.0 million; (3.0 million shares in the first quarter of 1997 at $35.50 per share and 11.2 million shares at September 30, 1997 at $36.625) net of 1.2 million shares of common stock repurchased from Promus net borrowings under the Company's line of credit of $180.1 million; distributions paid to common shareholders, preferred shareholders and limited partners of $57.0 million; and proceeds from the exercise of stock options by former employees of $592,000.

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

                          PART II. -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         The Indenture filed as Exhibit 4.1 hereto, covering the issuance of $175 million in 73/8% Senior Notes Due 2004 and $125 million in 75/8% Senior Notes Due 2007, contains various affirmative and negative covenants binding upon the Company, to which Indenture reference is hereby made for a complete statement of such provisions. Among the negative covenants contained in such Indenture is a limitation upon restricted payments, including dividends, with respect to the capital stock of the Company. In general terms, this limitation would limit the Company's payment of cash dividends, purchases of outstanding capital stock and certain other payments or investments (collectively, "Restricted Payments"), following October 1, 1997, if at the time of or after giving effect to any such Restricted Payment, (A) a default or event of default shall have occurred and be continuing under the Indenture, (B) the Company could not incur at least $1.00 of additional indebtedness under the limitation on indebtedness set forth in the Indenture or (C) the aggregate amount of all such Restricted Payments made after October 1, 1997 would exceed, in the case of the payment of dividends, the sum of (1) $80 million, (2) 95% of the Company's Funds From Operations, on a cumulative basis, during the period beginning on October 1, 1997 and ending on the last day of the fiscal quarter ending immediately preceding such payment for which reports have been filed with the Securities & Exchange Commission or provided to the trustee, (3) the aggregate net proceeds from the Company's sale to unrelated third parties of its capital stock (other than certain disqualified stock), (4) the net reduction in certain investments included within Restricted Payments; provided, however, that in any event the Company may declare or pay any dividend that is necessary to enable it to maintain its REIT status, so long as (i) the aggregate amount of its outstanding indebtedness is less than 60% of its adjusted total assets and (ii) no default or event of default shall have occurred and be continuing under the Indenture. Accordingly, at October 1, 1997 the Company had $80 million available for the payment of dividends under the Indenture.

ITEM 5.  OTHER INFORMATION.

         For information relating to hotel acquisitions and certain other transactions by the Company through September 30, 1997, see Note 1 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc. contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              Exhibit
              Number                       Description

             4.2  - Indenture dated as of October 1, 1997 by and among FelCor
                    Suites Limited Partnership, FelCor Suite Hotels, Inc., the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the registration statement filed by FelCor Suites Limited Partnership, FelCor Suite Hotels, Inc., FelCor/CSS Hotels, L.L.C., FelCor/LAX Hotels, L.L.C., FelCor Eight Hotels, L.L.C., FelCor/CSS Holdings, L.P., FelCor/St. Paul Holdings, L.P. and FelCor/LAX Holdings, L.P. on Form S-4 (File No. 333-39595) (the "1997 S-4 Registration Statement") and incorporated herein by reference).

           10.2.2 - Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Company through September 30, 1997 (filed as Exhibit 10.2.2 to the 1997 S-4 Registration Statement and incorporated herein by reference).

            10.23 - Third Amended and Restated Revolving Credit Agreement
                    dated as of August 14, 1997 among FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership, as Borrower, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Documentation Agent (filed as Exhibit 10.23 to the 1997 S-4 Registration Statement and incorporated herein by reference).

            10.25 - Registration Rights Agreement dated as of September 26,
                    1997 among FelCor Suite Hotels, Inc., FelCor Suites Limited Partnership, Morgan Stanley & Co. Incorporated, NationsBank Capital Markets, Inc. and Salomon Brothers Inc (filed as
                    Exhibit 10.25 to the 1997 S-4 Registration Statement and incorporated herein by reference).

               27 - Financial Data Schedule

       (b)  Reports on Form 8-K:

               -- Current Report on Form 8-K, filed by the Company on July 11, 1997. This filing reported, under Item 2, the purchase of five Sheraton hotels on June 30, 1997 for an aggregate purchase price of approximately $200 million.

               -- Current Report on Form 8-K/A, filed by the Company on August 13, 1997. This filing reported:

                         (1) under Item 7(a), the audited financial statements
                    for the Sheraton Acquisition Hotels, including a combined balance sheet for the Sheraton Acquisition Hotels as of December 31, 1996 and March 31, 1997 (unaudited), the related combined statements of revenues over expenses, combined statements of cash flows for the year ended December 31, 1996 and three months ended March 31, 1997 and 1996 (unaudited), and combined statements of equity for the year ended December 31, 1996 and the three months ended March 31, 1997 (unaudited); and

                         (2) under Item 7(b), unaudited pro forma statements of
                    operations of the Company and the Lessee, presented as if
                    (i) the acquisitions of all hotels owned by the Company at December 31, 1996; (ii) those hotels acquired in 1997 through July 31, 1997; (iii) the equity offerings consummated during 1996 and 1997; and (iv) related transactions had occurred as of January 1, 1996 and all of the Hotels had been leased to the Lessee pursuant to the Percentage Leases. The unaudited consolidated balance sheet of the Company is presented as if the acquisition of the hotels acquired subsequent to March 31, 1997 and the consummation of the June 1997 equity offering and related transactions had occurred on March 31, 1997.

               -- Current Report on Form 8-K, filed by the Company on September 19, 1997. Under Item 5, the Company filed a press release dated September 19, 1997. In this press release, the Company announced a proposed private placement of $150 million in senior unsecured notes by the Operating Partnership.

               -- Current Report on Form 8-K, filed by the Company on October 8, 1997. Under Item 5, the Company filed a press release dated October 1, 1997. In this press release, the Company announced the completion of a $300 million private placement of senior unsecured notes by the Operating Partnership.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1997

                                           FELCOR SUITE HOTELS, INC.



                                           By:    /s/ Lester C. Johnson
                                              ---------------------------------
                                                      Lester C. Johnson
                                                Vice President and Controller
                                                  (Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
 Number             Exhibit
-------             -------
 27                 FINANCIAL DATA SCHEDULE