Form 10-K405
period 1997-12-31
FELCOR SUITE HOTELS INC
filed 1998-03-23
CIK 923603

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-14236

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

      Securities registered pursuant to Section 12(b) of the Act:

                                                                  NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                                  ON WHICH REGISTERED
             -------------------                                  ---------------------
               COMMON STOCK                                     NEW YORK STOCK EXCHANGE, INC.
$1.95 SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK           NEW YORK STOCK EXCHANGE, INC.

      Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of March 10, 1998, was approximately $1.3 billion.

      As of March 10, 1998, the registrant had issued and outstanding 36,591,080 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
================================================================================

                            FELCOR SUITE HOTELS, INC.

                                      INDEX

                                                                                                        FORM 10-K
                                                                                                          REPORT
ITEM NO.                                                                                                  PAGE
--------                                                                                                ---------
                                                      PART I

 1.  Business ...........................................................................................    3
 2.  Properties .........................................................................................   10
 3.  Legal Proceedings ..................................................................................   15
 4.  Submission of Matters to a Vote of Security Holders ................................................   15

                                                     PART II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters ..............................   15
 6.  Selected Financial Data ............................................................................   17
 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..............   23
 8.  Financial Statements and Supplementary Data ........................................................   33
 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ...............   33

                                                     PART III

10.  Directors and Executive Officers of the Company ....................................................   34
11.  Executive Compensation .............................................................................   37
12.  Security Ownership of Certain Beneficial Owners and Management .....................................   42
13.  Certain Relationships and Related Transactions .....................................................   43

                                                      PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................................   44

                                     PART I

ITEM 1. BUSINESS

         FelCor Suite Hotels, Inc. ("FelCor") is a real estate investment trust ("REIT") which, at December 31, 1997, owned interests in 73 hotels with an aggregate of 17,933 suites/rooms in 27 states (collectively the "Hotels") through its 92.7% general partner interest in FelCor Suites Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership and its subsidiaries, are herein referred to, collectively, as the "Company". Fifty-two of the Hotels are operated as Embassy Suites(R) hotels (of which 28 were converted from other brands), 13 are operated as Doubletree Guest Suites(R) hotels, seven are operated as Sheraton(R) hotels (five of which are upscale, full-service traditional non-suite hotels) and one is operated as a Hilton Suites(R) hotel. Sixty-three of the Hotels are managed by subsidiaries of Promus Hotel Corporation ("Promus") which, following its recent merger with Doubletree Corporation, includes Doubletree Hotel Corporation and its subsidiaries ("Doubletree"). Promus is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, seven are managed by a subsidiary of ITT Sheraton Corporation ("Sheraton") and three are managed by independent management companies. At December 31, 1997, the Company was the owner of the largest number of Embassy Suites hotels in the world.

         To enable FelCor to satisfy certain requirements for qualifications as a REIT, neither it nor the Operating Partnership can operate the hotels in which they invest. Accordingly, the Company typically leases the Hotels to DJONT Operations, L.L.C., or a consolidated subsidiary thereof (collectively, the "Lessee"), pursuant to leases with terms of ten years that provide for rent equal to the greater of a minimum base rent ("Base Rent") or a percentage rent ("Percentage Rent") based on hotel suite/room revenues and food and beverage revenues and rents ("Percentage Leases"). See "Item 2. Properties" for information regarding the terms of the Percentage Leases. DJONT Operations L.L.C. is a Delaware limited liability company, of which all the voting interests (constituting a 50% equity interest) are beneficially owned by Hervey
A. Feldman and Thomas J. Corcoran, Jr., who are directors and officers of the Company, and the non-voting interests (constituting the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Charles N. Mathewson, a major investor in the Company and a director of the Company.

     Growth Strategies

         The Company's primary business objectives are to (i) identify hotel investments that are underperforming due to lack of sufficient capital improvements, poor management or franchise affiliation, (ii) add value to its hotels through active asset management and the strategic investment of capital, and (iii) build solid working relationships with, and be the "owner-of-choice" for, selected premium, full-service hotel brand owners/managers who are willing to commit to the on-going success of the Company's hotels they license and manage. The Company seeks to increase operating cash flow and enhance its value through both internal growth and acquisitions. The Company's internal growth strategy is to utilize its asset management expertise to improve the quality of its hotels by renovating, upgrading and repositioning, thereby improving the revenue performance of the hotels, and to participate, through the Percentage Leases, in any growth in revenues at its hotels. The Company's acquisition growth strategy remains focused substantially upon the purchase of additional existing and a limited number of newly developed hotels that meet the Company's investment criteria.

     Strategic Relationships

         The Company currently maintains strategic brand owner/manager relationships with Promus and Sheraton. Promus recently completed the merger of its company with Doubletree. The combined Promus company constitutes the lodging industry's third largest entity based on annual revenue. The Company believes that this merger will increase the Company's flexibility in branding its all-suite hotels to capitalize on local market conditions and brand representation. ITT Corporation, the parent of ITT Sheraton Corporation, was recently acquired by Starwood Hotels and Resorts Worldwide, Inc. ("Starwood").

         o Promus Hotel Corporation is the largest operator of full-service, all-suite hotels in the United States. Promus is also the owner of the Embassy Suites, Doubletree(R) and Doubletree Guest Suites brands and the manager of 63 of the Company's Hotels. In addition, based on the closing price of the Common Stock on the NYSE on December 31, 1997, Promus owned Common Stock of FelCor and units of partnership interest ("Units") of the Operating Partnership with an aggregate value of more than $50 million. The relationship with Promus has provided the foundation for the Company's historical growth.

         o ITT Sheraton Corporation is the owner of the Sheraton brand and a wholly owned subsidiary of Starwood with more than 460 hotels in over 60 countries. This newest strategic alliance, coupled with the purchase of seven Sheraton hotels in 1997 (including a total of five non-suite hotels), provided the Company with its initial entry into the upscale, full-service, non-suite hotel market and may provide the Company with opportunities for future growth.

         The strength of the Company's strategic relationships with the foregoing brand owner/managers are evidenced by their (i) significant equity investments in 15 of the Company's Hotels, (ii) agreements to make subordinated loans to the Lessee (in support of the Lessee's obligations under certain Percentage Leases with respect to certain hotels), (iii) subordination of certain customary fees to the Lessee's obligations under applicable Percentage Leases, (iv) grants of certain performance-based termination rights by the managers to the Lessees, and (v) in one case, guarantee of a $25 million loan to the Company.

     Hotel Acquisition and Expansion

         At December 31, 1997, the Company owned interests in 73 hotels with an aggregate of 17,933 suites/rooms. Of the Hotels, the Company owns 100% equity interests in 55 hotels (13,430 suites), a 90% or greater interest in entities owning four hotels (1,041 suites) and 50% interests in separate entities that own 14 hotels (3,462 suites). The Hotels are located in 27 states, with 31 hotels in California, Florida and Texas. The following table provides certain information regarding the Hotels acquired through December 31, 1997:

                                NUMBER OF HOTELS             NUMBER OF
                                HOTELS ACQUIRED            SUITES/ROOMS
                                ---------------            ------------
1994                                   7                       1,730
1995                                  13                       2,649
1996                                  23                       5,769
1997
  1st Quarter                         15                       3,446
  2nd Quarter                          9                       2,715
  3rd Quarter                          4                       1,000
  4th Quarter                          2                         447
                                      --                      ------
                                      73                      17,756
Additional suites constructed         ==                         177
                                                              ------
                                                              17,933
                                                              ======

     Hotel Renovation and Conversion

         The Company believes that its commitment to make the necessary capital expenditures to upgrade and maintain its hotel properties in accordance with its high standards differentiates it from many other hotel companies. Typically, the Company renovates or upgrades hotels acquired and, in many instances, incurs the cost of converting such hotels into national brands like Embassy Suites, Doubletree Guest Suites or Sheraton. For the year ended December 31, 1997, the Company spent approximately $22.0 million on renovations and upgrading 35 of its Hotels. Additionally, the Company is planning to spend approximately $36.9 million for additional renovations and upgrades in 1998 for those hotels owned at December 31, 1997.

         During 1997 the Company completed construction in July on a net of 129 suites, additional meeting rooms and other public area upgrades at its Boston-Marlborough, Massachusetts Embassy Suites hotel at a cost of approximately $16.0 million. Additionally, during 1997 the Company started construction of an aggregate of 134 suites at its Jacksonville and Orlando (North), Florida Embassy Suites hotels which are to open in the first quarter of 1998, at an aggregate projected cost of $10.2 million. At December 31, 1997, an aggregate of approximately $7.4 million had been spent on these two hotels.

         In addition to the conversion and upgrade costs typically incurred by the Company in connection with newly acquired hotels, the Company is required under the Percentage Leases to provide a capital replacement reserve, consisting of 4% of suite revenues (on a cumulative basis), for recurring capital improvements and replacements at its hotels. In addition to the capital expenditures made, as described above, for the conversion and upgrade of newly acquired hotels, the Company expended approximately $19.3 million (approximately 4.2% of suite revenues) during 1997 and approximately $9.2 million (approximately 4.3% of suite revenues) during 1996, on recurring capital replacements. In addition to such capital expenditures by the Company, the Lessee also expended approximately $26.2 million (approximately 5.7% of suite revenues) during 1997 and approximately $14.5 million (approximately 6.2% of suite revenues) during 1996 on routine maintenance and repair of the Hotels, for which the Lessee is responsible under the Percentage Leases.

     Financing Transactions

         FelCor has approximately $89.9 million of common stock, preferred stock, debt securities and/or common stock warrants available for offerings under a shelf registration statement declared effective in 1997.

         On February 17, 1998 the Company filed a $1 billion omnibus shelf registration statement with the Securities and Exchange Commission which will enable the Company to provide offerings from time to time of up to $1 billion in securities, which may include common stock, preferred stock, depository shares, debt securities and/or common stock warrants.

         The Board of Directors is authorized to provide for the issuance of up to 10,000,000 shares of Preferred Stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restrictions thereof. In 1996, the Company issued 6,050,000 shares of its Preferred Stock designated as its $1.95 Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at $25 per share. The Series A Preferred Stock bears an annual dividend equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A Preferred Stock is then convertible. Each share of the Series A Preferred Stock is convertible at the shareholder's option to 0.7752 shares of Common Stock, subject to certain adjustments, and may not be redeemed by the Company before April 30, 2001. At December 31, 1997, all dividends then payable on the Series A Preferred Stock had been paid.

         The Board of Directors has adopted a policy which limits the Company's indebtedness to not more than 40% of its investment in hotel assets, at cost, which at December 31, 1997, would allow the Company to borrow up to approximately $690 million under this policy. This policy may be modified by the Board of Directors at any time. At December 31, 1997, the Company had a $550 million unsecured revolving line of credit ("Line of Credit"), under which it had borrowed $136 million. In addition, the Company had other indebtedness of an unsecured term loan of $25 million (guaranteed by Promus) ("Renovation Loan"), $298 million in unsecured senior notes (net of discount) and approximately $650,000 of other unsecured indebtedness. The Company also had, at December 31, 1997, an additional $17.0 million in secured debt, including capitalized lease obligations. At December 31, 1997, the total Indebtedness of the Company was 28.5% of Adjusted Total Assets and its ratio of EBITDA to interest paid for the year ended December 31, 1997 was 7.2 to 1. The Company believes that its current debt limitation policy, its preference for unsecured debt and its success in raising equity capital for expansion, demonstrate the Company's commitment to the maintenance of a conservative but flexible capital structure.

     Hotel Operating Performance

         The Company's 43 hotels owned at both December 31, 1997 and 1996, which reflect the effect of the Company's ownership and management of strategic partners, produced outstanding results with RevPAR increasing 12.9% over 1996. The largest portion of this increase came from the 18 former Crown Sterling Suites(R) hotels ("CSS Hotels") which continued their trend of improved RevPAR throughout 1997, achieving a RevPAR of $85.01 in 1997 compared to $70.05 for 1996, an increase of approximately 21.4%. The Company attributes this dramatic increase to the renovation and repositioning of these hotels in 1996 and early 1997.

         The following table sets forth historical suite revenue, occupancy percentage ("Occupancy"), average daily rate ("ADR") and revenue per available room ("RevPAR") and the percentage changes therein between the periods presented for the 73 hotels which the Lessee operated at December 31, 1997. This information is presented regardless of ownership. Except as otherwise noted below, each of the hotels is operated as an Embassy Suites hotel.

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                            1997             1996        VARIANCE
                                                                            ----             ----        --------
Suite Revenue (in thousands):
     Original Hotels (13) .............................................  $    85,944      $    78,622       9.3 %
     CSS Hotels (18) ..................................................      143,012          118,300      20.9 %
     1996 Acquisitions (12) ...........................................       90,162           83,920       7.4 %
                                                                         -----------      -----------
     Subtotal-- Hotels owned at both December 31, 1997 and 1996 (43) ..      319,118          280,842      13.6 %
     1997 Acquisitions (30) ...........................................      217,662          210,570       3.4 %
                                                                         -----------      -----------
    Total (73) ........................................................  $   536,780      $   491,412       9.2 %
                                                                         ===========      ===========
Occupancy:
     Original Hotels ..................................................        76.1%            76.5%      (0.5)%
     CSS Hotels .......................................................        73.4%            67.8%       8.3 %
     1996 Acquisitions ................................................        74.0%            73.0%       1.4 %
     Subtotal-- Hotels owned at both December 31, 1997 and 1996 .......        74.3%            71.6%       3.8 %
    1997 Acquisitions .................................................        71.8%            73.1%      (1.8)%
    Total .............................................................        73.2%            72.2%       1.4 %
Average Daily Rate (ADR):
     Original Hotels ..................................................  $    109.35      $    102.82       6.4 %
     CSS Hotels .......................................................  $    115.85      $    103.31      12.1 %
     1996 Acquisitions ................................................  $    118.61      $    111.54       6.3 %
     Subtotal-- Hotels owned at both December 31, 1997 and 1996 .......  $    114.77      $    105.50       8.8 %
    1997 Acquisitions .................................................  $    109.20      $    103.69       5.3 %
    Total .............................................................  $    112.44      $    104.72       7.4 %
Revenue Per Available Suite (RevPAR):
     Original Hotels ..................................................  $     83.17      $     78.65       5.7 %
     CSS Hotels .......................................................  $     85.01      $     70.05      21.4 %
     1996 Acquisitions ................................................  $     87.73      $     81.46       7.7 %
     Subtotal-- Hotels owned at both December 31, 1997 and 1996 .......  $     85.25      $     75.52      12.9 %
    1997 Acquisitions .................................................  $     78.39      $     75.80       3.4 %
    Total .............................................................  $     82.33      $     75.64       8.8 %

ORIGINAL HOTELS:           Flagstaff, AZ, Jacksonville, FL, Orlando (North), FL,
                           Orlando (South), FL, Brunswick, GA, Chicago -
                           Lombard, IL, New Orleans, LA, Boston - Marlborough,
                           MA, Tulsa, OK, Nashville, TN, Corpus Christi, TX,
                           Dallas (Love Field), TX, Dallas (Park Central), TX.

CSS HOTELS:                Birmingham, AL, Phoenix (Camelback), AZ, Anaheim, CA,
                           El Segundo (LAX South), CA, Milpitas, CA, Napa, CA,
                           Oxnard (Mandalay Beach), CA, San Francisco (Airport
                           North), CA, San Francisco (Airport South), CA, Boca
                           Raton, FL(1), Deerfield Beach, FL, Ft. Lauderdale,
                           FL, Miami, FL, Tampa (Busch Gardens), FL(1), Baton
                           Rouge, LA, Minneapolis (Airport), MN, Minneapolis
                           (Downtown), MN, St. Paul, MN.

1996 ACQUISITIONS:         San Rafael (Marin County), CA, Avon (Beaver Creek),
                           CO, Boca Raton, FL, Atlanta (Buckhead), GA,
                           Deerfield, IL, Indianapolis (North), IN, Lexington,
                           KY(2), Charlotte, NC, Parsippany, NJ, Piscataway, NJ,
                           Cleveland, OH, Myrtle Beach (Kingston Plantation),
                           SC(3).

1997 ACQUISITIONS:         Phoenix (Crescent), AZ(3), Covina, CA, Dana Point,
                           CA(1), Los Angeles (LAX North), CA, Lake Buena Vista
                           (Disney World), FL(1), Tampa (Rocky Point), FL(1),
                           Atlanta (Airport), GA(4), Atlanta (Galleria)(3), GA,
                           Atlanta (Perimeter Center), GA, Chicago (O'Hare),
                           IL(4), Overland Park, KS, Baltimore, MD(1), Troy,
                           MI(1), Bloomington, MN(1), Kansas City (Country Club
                           Plaza), MO, Raleigh, NC, Raleigh/Durham, NC(1),
                           Omaha, NE(1), Secaucus, NJ, Syracuse, NY, Dayton,
                           OH(1), Philadelphia (Society Hill), PA(3), Nashville
                           (Airport), TN(1), Austin (Airport North), TX, Austin
                           (Downtown), TX(1), Dallas (Market Center), TX, Dallas
                           (Park Central), TX (3), San Antonio (Airport), TX,
                           San Antonio (Northwest), TX, Burlington, VT (3).

     (1) Operating as a Doubletree Guest Suites hotel.
     (2) Operating as a Hilton Suites hotel.
     (3) Operating as a Sheraton hotel.
     (4) Operating as a Sheraton Suites hotel.

        The principal factors affecting the Company's results of operations are continued growth in the number of hotels through acquisitions and improvements in the suite revenues measured by RevPAR. Improvements in suite revenue significantly impacts the Company because the Company's principal source of revenue is lease payments by the Lessee under the Percentage Leases. The Percentage Leases are computed as a percentage of suite revenues, food and beverage revenues and food and beverage rents of the Hotels. The portion of the Percentage Lease revenue derived from suite revenues was approximately 97% for each of the three years ended December 31, 1997, 1996 and 1995.

     Seasonality

        The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly Percentage Rent revenue, particularly during the fourth quarter. To the extent cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its shareholders.

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

        The Company competes for investment opportunities with other entities, some of which have substantially greater financial resources than the Company. These larger entities may generally be able to accept more risk than the Company can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to the Company and may increase the bargaining power of owners seeking to sell their hotels.

     Environmental Matters

        Under various federal, state and local laws and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances on the property. Furthermore, a person that arranges for the disposal or treatment of, or transports for disposal or treatment, a hazardous or toxic substance at any property may be liable for the costs of removal or remediation of hazardous or toxic substances released into the environment at or from that property. The costs of removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to fully utilize such property without restriction, to sell such property or to borrow using such property as collateral. In connection with the ownership and operation of the Hotels, both the Company and the Lessee may be potentially liable for any such costs.

        Phase I environmental audits, by independent environmental engineers, are customarily obtained with respect to hotels prior to the acquisition thereof by the Company. The principal purpose of Phase I audits is to identify indications of potential environmental contamination for which such hotels may be responsible and, secondarily, to assess, to a limited extent, the potential for environmental regulatory compliance liabilities. The Phase I audits obtained by the Company with respect to the Hotels were designed to meet the requirements of the then current industry standards governing Phase I audits, and consistent with those requirements, none of the audits involved testing of groundwater, soil or air. Accordingly, they do not represent evaluations of conditions at the studied sites that would be revealed only through such testing. In addition, their assessment of environmental regulatory compliance issues was general in scope and was not a detailed determination of the studied Hotels' complete compliance status. Similarly, the audits did not involve comprehensive analysis of potential off-site liability. The Phase I audit reports did not reveal any environmental liability that management believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware.

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

        The Company believes that its Hotels are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which would have a material adverse effect on the Company or the Lessee. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its present or former properties.

     Compliance with Americans with Disabilities Act

        Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While management of the Company believes that, based upon an examination thereof and consultation with professionals, the Hotels are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. If the Company were required to make substantial modifications at the Hotels to comply with the ADA, the Company's ability to make required payments of principal and interest on indebtedness and to make distributions to its equity owners could be adversely affected.

     Property Taxes

        Each Hotel is subject to real and personal property taxes. The real and personal property taxes on hotel properties in which the Company invests may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities.

     Tax Status

        FelCor has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its initial taxable year ending December 31, 1994. As a REIT, FelCor (subject to certain exceptions) will not be subject to federal income taxation, at the corporate level, on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its taxable income. FelCor may, however, be subject to certain state and local taxes on its income and property. In connection with FelCor's election to be taxed as a REIT, FelCor's Charter imposes restrictions on the transfer of shares of Common Stock. FelCor has adopted the calendar year as its taxable year.

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

        Messrs. Feldman and Corcoran, as the beneficial owners of an aggregate 50% equity interest in the Lessee, have entered into an agreement with the Company pursuant to which they have agreed that, through April 15, 2005, any distributions received by them from the Lessee (in excess of their tax liabilities with respect to the income of the Lessee) will be utilized to purchase Common Stock or Units from the Company in an underwritten public offering or annually, at the then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling the stock so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% of the Lessee, may elect to purchase Common Stock or Units upon similar terms, at its option. Pursuant to this agreement, each of Messrs. Feldman and Corcoran purchased 3,775 shares of Common Stock in December 1995. The Independent Directors (as herein defined) may suspend or terminate such agreement at any time.

        The Lessee, as a related third party, has elected to provide its audited financial statements to the Company for inclusion elsewhere in this Form 10-K, although such statements are not generally required to be disclosed. See "Index to Financial Statements" at page F-1.

     Employees

        Messrs. Feldman and Corcoran have each entered into employment agreements with the Company through 1999. In addition, the Company had 27 other full-time employees at December 31, 1997. All persons employed in the day-to-day operation of the Company's Hotels are employees of the management companies engaged by the Lessee to operate such hotels.

     Personnel and Office Sharing Arrangements

        The Company shares executive offices with the Lessee and FelCor, Inc., a corporation owned by Messrs. Feldman and Corcoran. Each entity bears an allocated share of the costs thereof, including but not limited to rent, salaries of all personnel (other than Messrs. Feldman and Corcoran, who are compensated solely by the Company), office supplies and telephones. Such allocations of shared costs are subject to the approval of a majority of the Independent Directors. During 1997 approximately $1.3 million (approximately 38% of all allocable expenses) was borne by the Company under this arrangement.

ITEM 2. PROPERTIES

     The Hotels

        Of the 73 Hotels owned by the Company at December 31, 1997, 52 were operated under the Embassy Suites brand. Each Embassy Suites hotel operates under a franchise license agreement from Promus and offers all of the guest services and amenities typical of an Embassy Suites hotel. Embassy Suites hotels are upscale, full-service, all-suite hotels typically providing, among other things, two-room suites, free cooked-to-order breakfasts, complimentary cocktails during two hours in the evenings (subject to local laws and regulations), as well as a fitness center, indoor heated pool, saunas, whirlpool and steam room, all in an atrium environment. Each suite usually contains two telephones (with voice mail), a mini-refrigerator, coffee maker, microwave oven, wet bar, a 25" color television in the living room and a 19" color television in the bedroom. Restaurant, banquet and lounge facilities also are typically available at each hotel.

        Thirteen of the Hotels owned by the Company at December 31, 1997 were operated as Doubletree Guest Suites hotels, five were operated as Sheraton hotels and two were operated as Sheraton Suites hotels pursuant to management agreements with Doubletree and Sheraton. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels, Sheraton hotels or Sheraton Suites hotels, which rights are included in the management agreements. One of the Hotels was operated as a Hilton Suites hotel under a franchise license agreement with Hilton Inns, Inc.

        The following table sets forth certain additional descriptive information regarding the Hotels in which the Company had ownership interests at December 31, 1997:

                                                                                YEAR
                                                                              ACQUIRED    NUMBER    RESTAURANT     BANQUET/
                                              FRANCHISE               YEAR     BY THE       OF         AND         MEETING
LOCATION                                        BRAND                OPENED   COMPANY     SUITES   LOUNGE SEATS(1) SPACE (2)
--------                                        -----                ------  ---------    ------   -------------------------
Birmingham, AL ..........................  Embassy Suites              1987     1996        242        250(3)      5,600
Flagstaff, AZ ...........................  Embassy Suites              1988     1995        119         70         1,300
Phoenix (Camelback), AZ .................  Embassy Suites              1985     1996        233        205(3)      8,000
Phoenix, (Crescent), AZ .................  Sheraton                    1986     1997        342        180        28,000
Anaheim, CA .............................  Embassy Suites              1987     1996        222        270(3)      6,500
Burlingame (S.F. Airport So.), CA(4) ....  Embassy Suites              1986     1995        339        595(3)     10,900
Covina, CA(5) ...........................  Embassy Suites              1981     1997        264        300(3)      9,000
Dana Point, CA ..........................  Doubletree Guest Suites     1992     1997        198         70         7,000
El Segundo (LAX Airport South), CA ......  Embassy Suites              1985     1996        350        320(3)      6,600
Los Angeles (LAX Airport North), CA .....  Embassy Suites              1990     1997        215         99         4,200
Milpitas, CA ............................  Embassy Suites              1987     1996        267        190         7,000
Napa, CA ................................  Embassy Suites              1985     1996        205        170(3)      6,900
Oxnard (Mandalay Beach), CA .............  Embassy Suites              1986     1996        249        235(3)     16,600
San Rafael (Marin Co.), CA(5) ...........  Embassy Suites              1990     1996        235        255(3)     12,000
South San Francisco (Airport North), CA..  Embassy Suites              1988     1996        312        200        11,700
Avon (Beaver Creek Resort), CO ..........  Embassy Suites              1990     1996         72         70         1,600
Boca Raton (Doubletree), FL .............  Doubletree Guest Suites     1989     1995        182         85         3,000
Boca Raton (Embassy), FL ................  Embassy Suites              1989     1996        263        175(3)     14,000
Deerfield Beach, FL .....................  Embassy Suites              1987     1996        244        270(3)      8,500
Ft. Lauderdale, FL ......................  Embassy Suites              1986     1996        359        220(3)     14,000
Jacksonville, FL ........................  Embassy Suites              1985     1994        210         95(3)      8,000
Lake Buena Vista (Disney World), FL(4) ..  Doubletree Guest Suites     1987     1997        229        125         3,500
Miami (Airport), FL .....................  Embassy Suites              1987     1996        314        365(3)     11,200
Orlando (North), FL .....................  Embassy Suites              1985     1994        210        165(3)      9,000
Orlando (South), FL .....................  Embassy Suites              1985     1994        244        110(3)      5,200
Tampa (Busch Gardens), FL ...............  Doubletree Guest Suites     1985     1995        129         55         2,200
Tampa (Rocky Point), FL .................  Doubletree Guest Suites     1986     1997        203        100         3,000
Atlanta (Airport), GA ...................  Sheraton Suites             1990     1997        278        120         4,000
Atlanta (Buckhead), GA ..................  Embassy Suites              1988     1996        317        210(3)     10,700
Atlanta (Gateway), GA ...................  Sheraton                    1986     1997        395        140        13,000
Atlanta (Perimeter Center), GA(5) .......  Embassy Suites              1985     1997        241         62(3)      3,500
Brunswick, GA ...........................  Embassy Suites              1988     1995        130         85         6,000
Chicago-Lombard, IL(5) ..................  Embassy Suites              1990     1995        262        205(3)      4,200
Chicago (O'Hare), IL ....................  Sheraton Suites             1994     1997        297        230        12,500
Deerfield, IL ...........................  Embassy Suites              1987     1996        237        120(3)      3,700
Indianapolis (North),  IN(5) ............  Embassy Suites              1985     1996        222        155         5,000
Overland Park, KS(5) ....................  Embassy Suites              1984     1997        199        180(3)     11,000
Lexington, KY ...........................  Hilton Suites               1987     1996        174        150         1,700
Baton Rouge, LA .........................  Embassy Suites              1985     1996        224        170         5,800
New Orleans, LA .........................  Embassy Suites              1984     1994        282        130        10,000
Boston-Marlborough, MA ..................  Embassy Suites              1988     1995        229         60           800
Baltimore, MD ...........................  Doubletree Guest Suites     1987     1997        251        270         5,800
Troy, MI ................................  Doubletree Guest Suites     1987     1997        251        250         5,800
Bloomington, MN .........................  Doubletree Guest Suites     1980     1997        219        235(3)     10,000
Minneapolis (Airport), MN ...............  Embassy Suites              1986     1995        311        175(3)     12,300
Minneapolis (Downtown), MN ..............  Embassy Suites              1984     1995        218        200         3,600
St. Paul, MN(6) .........................  Embassy Suites              1983     1995        210        190(3)      3,300
Kansas City (Country Club), MO (4)(5) ...  Embassy Suites              1978     1997        266        155(3)      1,800
Charlotte, NC(5) ........................  Embassy Suites              1989     1996        274        215(3)      9,200
Raleigh/Durham, NC ......................  Doubletree Guest Suites     1987     1997        203        100         5,000
Raleigh, NC(5) ..........................  Embassy Suites              1988     1997        225        183(3)      3,200
Omaha, NE ...............................  Doubletree Guest Suites     1973     1997        189        110         3,000
Parsippany, NJ ..........................  Embassy Suites              1989     1996        274        285(3)      5,800
Piscataway, NJ ..........................  Embassy Suites              1988     1996        225         95         6,900
Secaucus, NJ (4)(5) .....................  Embassy Suites              1986     1997        261         95(3)      3,200
Syracuse, NY ............................  Embassy Suites              1989     1997        215        160(3)      3,200
Cleveland, OH ...........................  Embassy Suites              1990     1995        268        175         8,200
Dayton, OH ..............................  Doubletree Guest Suites     1987     1997        138         45         1,100
Tulsa, OK ...............................  Embassy Suites              1985     1994        240        195(3)      3,300
Philadelphia (Society Hill), PA .........  Sheraton                    1986     1997        365        240        20,500
Myrtle Beach (Kingston Plantation), SC ..  Embassy Suites              1987     1996        255        275(3)     25,600
Nashville, TN ...........................  Embassy Suites              1986     1994        296        210(3)     14,000
Nashville (Airport), TN .................  Doubletree Guest Suites     1988     1997        138         65         2,500

                                                                        YEAR
                                                                      ACQUIRED     NUMBER    RESTAURANT     BANQUET/
                                       FRANCHISE               YEAR    BY THE        OF         AND         MEETING
LOCATION                                 BRAND                OPENED   COMPANY     SUITES   LOUNGE SEATS(1) SPACE (2)
--------                                 -----                ------   -------     ------   --------------- ---------
Austin (Downtown), TX ...........  Doubletree Guest Suites     1987     1997         189         100          5,000
Austin (Airport North), TX(5) ...  Embassy Suites              1984     1997         261         140          5,600
Corpus Christi, TX ..............  Embassy Suites              1984     1995         150         130          3,900
Dallas (Love Field), TX .........  Embassy Suites              1986     1995         248         200          3,500
Dallas (Market Center), TX ......  Embassy Suites              1980     1997         244         150(3)       4,000
Dallas (Park Central), TX .......  Sheraton                    1983     1997         545          88(3)      28,000
Dallas (Park Central), TX .......  Embassy Suites              1985     1994         279         100          7,800
San Antonio (Airport), TX(5) ....  Embassy Suites              1985     1997         261          90          2,500
San Antonio (Northwest), TX(5) ..  Embassy Suites              1981     1997         217         101          6,600
Burlington, VT ..................  Sheraton                    1967     1997         309         300         30,000
                                                                                  ------      ------        -------
   TOTALS .......................                                                 17,993      12,583        570,600
                                                                                  ======      ======        =======

-----------
(1) Approximate, excluding atrium area seating.
(2) In approximate number of square feet.
(3) At December 31, 1997, these restaurants and lounges were subleased to unrelated third party lessees, who also provide guest room service and catering service to the meeting rooms.
(4) Situated on land leased under a long-term ground lease.
(5) This hotel is one of 14 hotels owned by unconsolidated entities in which the Company owns a 50% equity interest.
(6) Owned subject to a capitalized industrial revenue bond lease which expires in 2011 and permits the Company to purchase the fee interest at expiration for a nominal amount.

        On February 17, 1998, the Company announced the acquisition of a 194-suite Doubletree Guest Suites hotel in Columbus, Ohio.

     The Percentage Leases

        Each of the Hotels is leased to the Lessee pursuant to a Percentage Lease, typically having a stated term of 10 years and providing for rent equal to the greater of Base Rent or Percentage Rent. The terms of each Percentage Lease is approved by the Company's Independent Directors.

        Rent. The annual Base Rent is typically set at approximately 60% of the initial year's anticipated total rent. The Percentage Rent is calculated in two tiers, a first tier typically equal to 17% of suite revenues up to a specified amount ("Suite Revenue Breakpoint") and a second tier typically equal to 65% of suite revenues above such Suite Revenue Breakpoint. In addition, the Lessee typically pays the Company 5% of the food and beverage revenues from each Hotel in which the restaurant and bar operations are conducted directly by the Lessee and 98% of the food and beverage rent revenues from each Hotel in which the restaurant and bar operations are subleased by the Lessee to an unrelated third party. The Suite Revenue Breakpoint is established at the time the Percentage Lease is entered into, based upon the historical and anticipated operations of the particular hotel, in a manner expected to provide the Company with approximately 95% of the anticipated operating profits of the hotels in which it invests.

        The amount of Base Rent and of the Suite Revenue Breakpoint in each Percentage Lease formula is subject to adjustment, annually, based upon a formula taking into account changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year, for the hotels acquired prior to July of the previous year. The adjustment in any lease may not exceed 7%. The CPI adjustments made in January 1998, 1997 and 1996 were 0.50%, 1.42% and 0.73%, respectively.

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

        Insurance and Property Taxes. The Company is responsible for paying real estate and personal property taxes and property insurance premiums on the leased hotels (except to the extent that personal property associated with the leased hotels is owned by the Lessee). The Lessee is responsible for the cost of all liability insurance on the leased hotels, which must include extended coverage, comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the leased hotels.

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

        Other Lease Covenants. The Lessee has agreed that during the term of the Percentage Leases it will maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of less than or equal to 50%, exclusive of capitalized leases and indebtedness subordinated in right to repayment to the rent due under the Percentage Leases. In addition, the Lessee has agreed that it will not pay fees to any affiliate of the Lessee.

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

ITEM 3. LEGAL PROCEEDINGS

        There is no litigation pending or known to be threatened against the Company or affecting any of its Hotels other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of such claims are substantially covered by insurance. Management does not believe that any claims known to it (individually or in the aggregate) will have a material adverse effect on the Company, without regard to any potential recoveries from insurers or other third parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 22, 1997 a Special Meeting of Shareholders was held to vote on an amendment to the Company's Charter to increase the number of authorized shares of common stock from 50 million to 100 million shares. The amendment was adopted by the affirmative vote of shareholders owning more than 77% of the shares of Common Stock outstanding at the close of business on September 8, 1997, the record date for the meeting. The results of the vote were: FOR - 28,425,615; AGAINST - 2,462,947; and ABSTAIN - 85,350. Authority to vote was not withheld on any proxy received and there were no broker non-votes.

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

                                                                 HIGH         LOW
                                                                 ----         ---
                            1996
                            ----
First quarter ..............................................    $32         $27 1/8
Second quarter .............................................     31 5/8      28 1/2
Third quarter ..............................................     32 1/2      27 3/4
Fourth quarter .............................................     36 3/4      30 3/8

                            1997
                            ----
First quarter ..............................................    $37 1/2     $33 1/2
Second quarter .............................................     37 3/4      34 1/2
Third quarter ..............................................     41 1/2      36
Fourth quarter .............................................     42 7/8      34 15/16

         The foregoing market quotations for the period prior to March 13, 1996 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Stockholder Information.

         At March 10, 1998, the Company had approximately 250 holders of record of its Common Stock and approximately 40 holders of record of the Series A Preferred Stock (which is convertible into Common Stock). It is estimated that there were approximately 15,000 beneficial owners, in the aggregate, of the Common Stock and Series A Preferred Stock at that date.

         IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO QUALIFICATION OF THE COMPANY AS A REIT, THE COMPANY'S CHARTER LIMITS THE NUMBER OF SHARES OF COMMON STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING COMMON STOCK.

     Distribution Information.

         The Company has adopted a policy of paying regular quarterly distributions on its Common Stock, and cash distributions have been paid on the Company's Common Stock with respect to each quarter since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company during 1996 and 1997.

                           QUARTER TO                               DISTRIBUTION     DISTRIBUTION      PER SHARE
                       WHICH DISTRIBUTION                              RECORD           PAYMENT       DISTRIBUTION
                             RELATES                                    DATE             DATE            AMOUNT
                       ------------------                           ------------     ------------     ------------
   1996
   ----
First quarter ..................................................      4/11/96           4/30/96          $0.46
Second quarter .................................................      7/15/96           7/30/96          $0.46
Third quarter ..................................................      10/15/96         10/31/96          $0.50
Fourth quarter .................................................      12/30/96          1/30/97          $0.50

   1997
   ----
First quarter ..................................................      4/15/97           4/30/97          $0.50
Second quarter .................................................      7/15/97           7/30/97          $0.50
Third quarter ..................................................      10/15/97         10/31/97          $0.55
Fourth quarter .................................................      12/30/97          1/30/98          $0.55

         The foregoing distributions represent an approximate 6.0% return of capital in 1997 and an approximate 11.5% return of capital in 1996. In order to maintain its qualification as a REIT, FelCor must make annual distributions to its shareholders of at least 95% of its taxable income (which does not include net capital gains). For the years ended December 31, 1996 and December 31, 1997, FelCor had distributions totaling $1.92 and $2.10 per share, respectively, of which only $1.61 and $1.88 per share, respectively, were required to satisfy the 95% REIT distribution test. Under certain circumstances FelCor may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, FelCor presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

         FelCor currently anticipates that it will maintain at least the current dividend rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by FelCor will be at the discretion of the Board of Directors and will depend on the actual cash flow of FelCor, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the internal revenue code and such other factors as the Board of Directors deems relevant.

     Recent Sales of Unregistered Securities

          During 1997, FelCor issued an aggregate of 25,412 shares of its Common Stock in redemption of a like number of outstanding Units. Neither the Units, nor the shares of Common Stock issued in redemption thereof, were registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4(2) of that act.

          As of May 16, 1997 the Operating Partnership issued an aggregate of 139,286 Units to PMB Associates, Ltd., in exchange for its 50% interest in a partnership owning one hotel. Neither the Units nor the like number of shares of Common Stock for which they may be redeemed, were registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4 (2) of that act.

ITEM 6.  SELECTED FINANCIAL DATA

          The following tables set forth selected historical operating and financial data for the Company and Lessee and selected combined historical financial data for the predecessor of the Company (the "Initial Hotels"). The selected historical financial data for the Company and Lessee for the years ended December 31, 1997, 1996 and 1995 and the period from July 28, 1994 (inception of operations) to December 31, 1994 has been derived from the historical financial statements of the Company and Lessee and the notes thereto, audited by Coopers & Lybrand, L.L.P., independent accountants. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

          The selected combined historical financial statements for the Initial Hotels are presented for the year ended December 31, 1993 and the period from January 1, 1994 to July 27, 1994 and represents the operations of the six hotels acquired by the Company upon completion of FelCor's initial public offering of common stock ("IPO") in July 1994. The Initial Hotels data is derived by combining the selected combined historical financial data of five hotels for periods prior to their acquisition by a FelCor affiliate (the "E-5 Hotels") and the selected combined historical financial data of a FelCor affiliate prior to the IPO (the "FelCor Hotels") and represents the selected combined historical financial data of all six hotels for the entire periods presented. The E-5 Hotels include the operations of five hotels prior to the acquisition by a FelCor affiliate on July 15, 1993 and the FelCor Hotels include operations of all six hotels from the date of acquisition by the FelCor affiliate. The selected combined historical financial data for the E-5 Hotels and the FelCor Hotels have been derived from the historical financial statements and notes thereto, audited by Coopers & Lybrand L.L.P., independent accountants.

                            FELCOR SUITE HOTELS, INC.

                SELECTED HISTORICAL OPERATING AND FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED
                                                                   DECEMBER 31,                    PERIOD FROM JULY 28, 1994
                                                     ---------------------------------------       (INCEPTION OF OPERATIONS)
                                                       1997           1996           1995          THROUGH DECEMBER 31, 1994
                                                     ---------      ---------      ---------       -------------------------
OPERATING DATA:
REVENUE
   Percentage lease revenue .......................  $ 169,114      $  97,950      $  23,787               $   6,043
   Equity in income from unconsolidated entities ..      6,963          2,010            513
   Other revenue ..................................        574            984          1,691                     207
                                                     ---------      ---------      ---------               ---------
TOTAL REVENUE .....................................    176,651        100,944         25,991                   6,250
                                                     ---------      ---------      ---------               ---------

EXPENSES
   General and administrative .....................      3,743          1,819            870                     355
   Depreciation ...................................     50,798         26,544          5,232                   1,487
   Taxes, insurance and other .....................     23,093         13,897          2,563                     881
   Interest expense ...............................     28,792          9,803          2,004                     109
   Minority interest in Operating Partnership .....      5,817          5,590          3,131                     907
   Minority interest in other partnerships ........        573
                                                     ---------      ---------      ---------               ---------
TOTAL EXPENSES ....................................    112,816         57,653         13,800                   3,739
                                                     ---------      ---------      ---------               ---------

INCOME BEFORE EXTRAORDINARY CHARGE ................     63,835         43,291         12,191                   2,511
   Extraordinary charge from write off
      of deferred financing fees ..................        185          2,354
                                                     ---------      ---------      ---------               ---------
NET INCOME ........................................     63,650         40,937         12,191                   2,511
   Preferred dividends ............................     11,797          7,734
                                                     ---------      ---------      ---------               ---------
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS ......  $  51,853      $  33,203      $  12,191               $   2,511
                                                     =========      =========      =========               =========

BASIC EARNINGS PER SHARE (1)
   Income applicable to common shareholders
     before extraordinary charge ..................  $    1.67      $    1.54      $    1.71               $    0.54
   Extraordinary charge ...........................      (0.01)         (0.10)
                                                     ---------      ---------      ---------               ---------
   Net income applicable to common shareholders ...  $    1.66      $    1.44      $    1.71               $    0.54
                                                     =========      =========      =========               =========
   Weighted average common shares outstanding .....     31,269         23,023          7,137                   4,690
                                                     =========      =========      =========               =========

DILUTED EARNINGS PER SHARE (1)
   Income applicable to common shareholders
     before extraordinary charge ..................  $    1.65      $    1.53      $    1.69               $    0.54
   Extraordinary charge ...........................      (0.01)         (0.10)
                                                     ---------      ---------      ---------               ---------
   Net income .....................................  $    1.64      $    1.43      $    1.69               $    0.54
                                                     =========      =========      =========               =========
   Weighted average common shares outstanding .....     31,610         23,218          7,199                   4,690
                                                     =========      =========      =========               =========

                           FELCOR SUITE HOTELS, INC.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,                    PERIOD FROM JULY 28, 1994
                                                     ---------------------------------------       (INCEPTION OF OPERATIONS)
                                                       1997           1996           1995          THROUGH DECEMBER 31, 1994
                                                     ---------      ---------      ---------       -------------------------
OTHER DATA:
   Cash dividends per common share .............         2.10           1.92           1.84                   0.66

   Funds From Operations (2) ...................      129,815         77,141         20,707                  4,905
   EBITDA (3) ..................................      153,496         86,583         22,203                  5,014
   Ratio of EBITDA to interest paid ............         7.2x           9.4x          15.1x
   Ratio of earnings to fixed charges (4) ......         3.3x           5.3x           8.6x                  32.4x
   Cash provided by financing activities .......      600,132        251,906        407,897                 97,952
   Cash provided by operating activities .......       97,478         67,494         17,003                  3,959
   Cash used in investing activities ...........     (687,860)      (478,428)      (259,197)              (100,793)

BALANCE SHEET DATA:
   Cash and short term investments .............  $    17,543    $     7,793    $   166,821            $     1,118
   Investment in hotel properties, net .........    1,489,764        899,691        325,155                104,800
   Investment in unconsolidated entities .......      132,991         59,867         13,819
   Total assets ................................    1,673,364        978,788        548,359                108,305
   Debt and capital lease obligations ..........      476,819        239,425         19,666                  8,750
   Minority interest in Operating Partnership ..       73,451         76,112         58,837                 25,685
   Shareholders' equity ........................    1,078,498        641,926        461,386                 69,255

--------------------

    (1) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per share" which established new standards for computing and presenting earnings per share. Earnings per share for all periods presented have been calculated according to this standard. Basic earnings per share have been computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net income applicable to common shares by the weighted average number of common shares and equivalents outstanding. Common share and unit equivalents that have a dilutive effect represent stock options issued to officers and key employees and unvested restricted stock grants issued to certain officers.

    (2) The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds From Operations as net income
         (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds From Operations in accordance with standards established by NAREIT which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds From Operations does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Funds From Operations may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

          The following is a reconciliation between net income and Funds From Operations (in thousands):


                                                                                    PERIOD FROM
                                                                                   JULY 28, 1994
                                                                                   (INCEPTION OF
                                                                                     OPERATIONS)
                                                      YEAR ENDED DECEMBER 31,         THROUGH
                                               ----------------------------------    DECEMBER 31,
                                                 1997         1996         1995         1994
                                               --------     --------     --------     --------
Net income ..................................  $ 63,650     $ 40,937     $ 12,191     $  2,511
Add:
Minority interest in Operating Partnership ..     5,817        5,590        3,131          907
Depreciation ................................    50,798       26,544        5,232        1,487
Depreciation from unconsolidated entities ...     9,365        1,716          153
Extraordinary charge from write off of
      deferred financing fees ...............       185        2,354
                                               --------     --------     --------     --------
Funds From Operations (FFO) .................  $129,815     $ 77,141     $ 20,707     $  4,905
                                               ========     ========     ========     ========

    (3) EBITDA is computed by adding net income, minority interest in the Operating Partnership, interest expense, the Company's portion of interest expense from unconsolidated entities, income taxes, depreciation expense, amortization expense, extraordinary expenses and cash distributions paid by unconsolidated entities and deducting extraordinary income, equity in income from unconsolidated entities and the Company's portion of depreciation from unconsolidated entities. A reconciliation of Funds From Operations to EBITDA is as follows (in thousands):

                                                                                                    PERIOD FROM
                                                                                                   JULY 28, 1994
                                                                                                   (INCEPTION OF
                                                                                                    OPERATIONS)
                                                               YEAR ENDED DECEMBER 31,                THROUGH
                                                         ------------------------------------       DECEMBER 31,
                                                           1997           1996           1995          1994
                                                         ---------      ---------      ---------      -------
Funds From Operations .................................  $ 129,815      $  77,141      $  20,707      $ 4,905
  Add back:
     Interest expense .................................     28,792          9,803          2,004          109
     Interest from unconsolidated entities ............      5,896            819
     Amortization expense .............................      1,110            592            158
     Cash distributions from unconsolidated entities ..      4,211          1,954
  Deduct:
     Equity in income from unconsolidated entities ....     (6,963)        (2,010)          (513)
     Depreciation from unconsolidated entities ........     (9,365)        (1,716)          (153)
                                                         ---------      ---------      ---------      -------

EBITDA ................................................  $ 153,496      $  86,583      $  22,203      $ 5,014
                                                         =========      =========      =========      =======

    (4) For purpose of computing the ratio of earnings to fixed charges, earnings consist of net income plus fixed charges and minority interest in the Operating Partnership, excluding capitalized interest, and fixed charges consist of interest, whether expensed or capitalized, and amortization of loan costs.

                            DJONT OPERATIONS, L.L.C.

                SELECTED HISTORICAL OPERATING AND FINANCIAL DATA
                                 (IN THOUSANDS)

                                       YEAR ENDED DECEMBER 31,                 PERIOD FROM JULY 28, 1994
                              ---------------------------------------          (INCEPTION OF OPERATIONS)
                                 1997           1996           1995            THROUGH DECEMBER 31, 1994
                              ---------      ---------      ---------          -------------------------
Suite revenue ..............  $ 456,614      $ 234,451      $  65,649                $  16,094

Food and beverage rent .....      4,393          2,334            534                       61
Food and beverage revenue ..     34,813         15,119          2,462                    1,112
Other revenue ..............     38,690         17,340          3,924                    1,020
                              ---------      ---------      ---------                ---------
Total revenue ..............    534,510        269,244         72,569                   18,287

Hotel expenses .............    128,077         66,236         18,455                    4,699
Operating expenses .........    189,783         98,727         26,575                    7,330
Percentage lease expenses ..    216,990        107,935         26,945                    6,043
Lessee overhead expense ....      2,332          1,776            834                      106
                              ---------      ---------      ---------                ---------
Net income (loss) ..........  $  (2,672)     $  (5,430)     $    (240)               $     109
                              =========      =========      =========                =========




                                 INITIAL HOTELS

                  SELECTED COMBINED HISTORICAL FINANCIAL DATA
                           (UNAUDITED, IN THOUSANDS)

                                                  JANUARY 1, 1994
                                                       THROUGH          YEAR ENDED
                                                   JULY 27, 1994    DECEMBER 31, 1993
                                                  ---------------   -----------------
Statement of Operations Data:
Suite revenue .................................        $21,884           $33,550
Other revenue .................................          1,307             2,002
                                                       -------           -------
     Total revenue ............................         23,191            35,552

Hotel expenses ................................         15,238            22,048
Depreciation ..................................          2,325             4,092
Interest expense ..............................          3,446             5,437
Other corporate expenses ......................            620             3,260
                                                       -------           -------
     Net income ...............................        $ 1,562           $   715
                                                       =======           =======

                                  FELCOR HOTELS

                   SELECTED COMBINED HISTORICAL FINANCIAL DATA
                                 (IN THOUSANDS)

                                                   JANUARY 1, 1994
                                                       THROUGH          YEAR ENDED
                                                    JULY 27, 1994    DECEMBER 31, 1993
                                                   --------------    ----------------
Statement of Operations Data:
Suite revenue .................................        $21,884           $17,866
Other revenue .................................          1,307             1,092
                                                       -------           -------
     Total revenue ............................         23,191            18,958
Hotel expenses ................................         15,238            12,042
Depreciation ..................................          2,325             1,761
Interest expense ..............................          3,446             2,822
Other corporate expenses ......................            620             1,590
                                                       -------           -------
     Net income ...............................        $ 1,562           $   743
                                                       =======           =======



                                   E-5 HOTELS

                   SELECTED COMBINED HISTORICAL FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                      YEAR ENDED
                                                                   DECEMBER 31, 1993
                                                                   -----------------
Statement of Operations Data:
Suite revenue ..............................................           $ 15,684
Other revenue ..............................................                910
                                                                       --------
     Total revenue .........................................             16,594
Hotel expenses .............................................             10,006
Depreciation ...............................................              2,331
Interest expense ...........................................              2,615
Other corporate expenses ...................................              1,670
                                                                       --------
     Net (loss) ............................................           $    (28)
                                                                       ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         At December 31, 1997, FelCor owned interests in 73 hotels with an aggregate of 17,933 suites/rooms through its 92.7% aggregate ownership of the Operating Partnership and its subsidiaries. For additional background relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc. appearing elsewhere herein.

         The principal factors affecting the Company's results of operations are continued growth in the number of hotels through acquisitions and improvements in the suite revenues measured by RevPAR. Improvements in suite revenue significantly impacts the Company because the Company's principal source of revenue is lease payments by the Lessee under the Percentage Leases. The Percentage Leases are computed as a percentage of suite revenues, food and beverage revenues and food and beverage rents of the Hotels. The portion of the Percentage Lease revenue derived from suite revenues was approximately 97% for each of the three years ended December 31, 1997, 1996 and 1995.

         In 1997 the Company acquired interests in 30 hotels at a gross investment of approximately $700 million. The acquired hotels included 12 Embassy Suites, 11 Doubletree Guest Suites and seven Sheraton hotels.

         The Company's 43 hotels owned at both December 31, 1997 and 1996, which reflect the effect of the Company's ownership and management of strategic partners, produced outstanding results with RevPAR increasing 12.9% over 1996. The largest portion of this increase came from the 18 former Crown Sterling Suites hotels which continued their trend of improved RevPAR throughout 1997, achieving a RevPAR of $85.01 in 1997 compared to $70.05 for 1996, an increase of approximately 21.4%. The Company attributes this dramatic increase to the renovation and repositioning of these hotels in 1996 and early 1997.

         The Company's growth has been financed though unsecured debt, preferred stock and common equity. The Company's market capitalization at December 31, 1997 totaled approximately $2.1 billion, an increase of 75% over December 31, 1996. During 1997 the Company issued to the public approximately $450 million of common stock as well as a private placement of $300 million of long-term unsecured notes.

         Actual historical results of operations for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (in millions, except percentages, per share data and hotel counts):

                                                                                    PERCENTAGE CHANGE
                                                                                    -----------------
                                                  1997       1996         1995      97 VS 96  96 VS 95
                                                  ----       ----         ----      --------- ---------
Hotels ownership interests at year end ........      73          43          20       69.8%    115.0%
Revenues ...................................... $ 176.7     $ 100.9     $  26.0       75.1%    288.1%
Income before extraordinary charge ............ $  63.8     $  43.3     $  12.2       47.3%    254.9%
Net income available to common shareholders ... $  51.9     $  33.2     $  12.2       56.3%    172.1%
Funds From Operations (FFO) ................... $ 129.8     $  77.1     $  20.7       68.4%    272.5%
FFO per share and unit outstanding (a) ........ $  3.32     $  2.63     $  2.30       26.2%     14.3%

       (a) Conversion of Series A Preferred Stock to Common Stock, unvested restricted stock grants and dilutive stock options are assumed for purposes of computing weighted average shares and units outstanding for FFO per share and unit outstanding.

RESULTS OF OPERATIONS

      THE COMPANY -- ACTUAL

       Comparison of the Years Ended December 31, 1997 and 1996

          For the years ended December 31, 1997 and 1996 the Company had total revenues of $176.7 million and $100.9 million, respectively, consisting primarily of Percentage Lease revenues of $169.1 million and $98.0 million. The increase in total revenue is primarily attributed to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in 30 hotels during 1997. This increase represents nearly a 70% increase in the number of hotel interests owned by the Company. Percentage Lease revenues for the 20 hotels which were owned for all of 1997 and 1996 increased 16.5% for the year ended December 31, 1997 over the corresponding period in 1996 (an increase of $8.8 million). The increase in Percentage Lease revenues is attributable to a 10% increase in RevPAR and to the addition of 177 new suites at three existing hotels. Furthermore, RevPAR for the 43 hotels owned by the Company at December 31, 1997 and 1996 increased 12.9%.

          Management believes that the hotels it acquires will generally experience increases in suite revenue and RevPAR (and accordingly, provide the Company with increases in Percentage Lease revenue) after completion of renovation upgrade and possible rebranding; however, as individual hotels undergo such renovation and/or rebranding, their performance has been, and may continue to be, adversely affected by such temporary factors as suites out of service and disruptions of hotel operations. (A more detailed discussion of hotel suite revenue is contained in "The Hotels -- Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

          Equity in income from unconsolidated entities increased approximately $5.0 million in 1997 over the corresponding period in 1996 resulting primarily from an increase in hotels owned through unconsolidated entities from five at December 31, 1996 to 14 hotels at December 31, 1997.

          Total expenses increased $55.2 million in 1997 over the corresponding period in 1996 resulting primarily from increased expenses related to the additional hotels acquired in 1997 and 1996.

          As a percentage of total revenue, depreciation increased from 26.3% in 1996 to 28.8% in 1997. The relative increase in depreciation is primarily a result of capital improvements made during 1996 and 1997 and the resultant depreciation, as well as the increase of short lived assets relative to total fixed assets (short lived assets made up 9.8% of fixed assets at December 31, 1997 and 9.0% at December 31, 1996).

          General and administrative expenses and taxes, insurance and other remained relatively constant as a percentage of total revenue in 1997 and 1996.

          Interest expense increased as a percentage of total revenue from 9.7% in 1996 to 16.3% in 1997. This relative increase in interest expense is attributed to the increased use of debt to finance acquisitions and renovations. Debt as a percentage of total assets increased from 24.5% at December 31, 1996 to 28.6% at December 31, 1997.

        Comparison of the Years Ended December 31, 1996 and 1995

          For the years ended December 31, 1996 and 1995, the Company had total revenues of $100.9 million and $26.0 million, respectively, consisting primarily of Percentage Lease revenues of $98.0 million and $23.8 million. The increase in total revenue is primarily attributable to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in 23 hotels during 1996. Percentage Lease revenues for the seven hotels which were owned for all of 1996 and 1995 increased 13.9% for the year ended December 31, 1996 over the corresponding period in 1995 (an increase of $2.7 million). Furthermore, RevPAR for the 20 hotels owned by the Company at December 31, 1996 and 1995 increased 8.1%.

          Total expenses increased $43.9 million in 1996 over the corresponding period in 1995 resulting primarily from increased expenses related to the additional hotels acquired in 1996 and 1995.

          As a percentage of total revenues, depreciation increased from 20.0% in 1995 to 26.0% in 1996. The relative increase in depreciation is primarily a result of capital expenditures made during 1995 and 1996 and the resultant depreciation as well as the increase of short lived assets relative to total fixed assets (short lived assets made up 84.7% of total fixed assets at December 31, 1996 and 81.7% at December 31, 1995.

          Taxes, insurance and other increased as a percentage of total revenue from 10.0% in 1995 to 14.0% in 1996. In many instances upon purchase of a hotel, the hotel is reassessed for tax purposes resulting in increased property tax expenses.

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

          The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of properties, plus; real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds From Operations in accordance with standards established by NAREIT which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds From Operations does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Funds From Operations may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

                  The following table details the computation of Funds From Operations (in thousands, except per share and unit data):

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                            ------------------------------
                                                                                            1997         1996         1995
                                                                                            ----         ----         ----
FUNDS FROM OPERATIONS (FFO):
Net income ..........................................................................     $ 63,650     $ 40,937     $ 12,191
Add back:
   Extraordinary charge from write off  of deferred financing fees ..................          185        2,354
   Minority interest ................................................................        5,817        5,590        3,131
   Depreciation .....................................................................       50,798       26,544        5,232
   Depreciation for unconsolidated entities .........................................        9,365        1,716
                                                                                                                         153
                                                                                          --------     --------     --------
FFO .................................................................................     $129,815     $ 77,141     $ 20,707
                                                                                          ========     ========     ========
FFO PER COMMON SHARE AND UNIT DATA:
FFO per common share and unit .......................................................     $   3.32     $   2.63     $   2.30
                                                                                          ========     ========     ========
Weighted average common shares and units outstanding (a) ............................       39,157       29,306        8,989

    (a) Weighted average common shares and units for FFO are computed including dilutive options, unvested restricted stock grants and assuming conversion of preferred stock to common stock.

      Included in the Funds From Operations described above is the Company's share of FFO from its interest in fourteen unconsolidated entities at December 31, 1997, five unconsolidated entities at December 31, 1996 and one unconsolidated partnership at December 31, 1995. The FFO contribution from these unconsolidated entities was derived as follows (in thousands):

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                       ------------------------------------
                                                        1997           1996          1995
                                                        ----           ----          ----
Statement of operations information:
     Percentage Lease revenue ....................     $ 47,720      $  9,974      $  1,420
     Depreciation ................................     $ 15,611      $  1,543      $    141
     Taxes, insurance and other ..................     $  5,667      $    915      $    229
     Interest expense ............................     $ 11,791      $  1,638
     Net income ..................................     $ 17,044      $  4,366      $  1,050

     50% of net income attributable to the Company     $  8,522      $  2,183      $    525
     Amortization of cost in excess of book value        (1,559)         (173)          (12)
                                                       --------      --------      --------
     Equity in income from unconsolidated entities        6,963         2,010           513
     Add back:  Depreciation .....................        7,806         1,543           141
                       Amortization of excess cost        1,559           173            12
                                                       --------      --------      --------

     FFO contribution of unconsolidated entities .     $ 16,328      $  3,726      $    666
                                                       ========      ========      ========

      THE HOTELS -- ACTUAL

          The following table sets forth historical suite revenue, occupancy, ADR and RevPAR and the percentage changes therein between the periods presented for the 73 hotels which the Lessee operated at December 31, 1997. This information is presented regardless of ownership. Except as otherwise noted below, each of the hotels is operated as an Embassy Suites hotel.

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                             1997          1996        VARIANCE
                                                                             ----          ----        --------

Suite Revenue (in thousands):
     Original Hotels (13) ..........................................         85,944           78,622          9.3 %
     CSS Hotels (18) ...............................................        143,012          118,300         20.9 %
     1996 Acquisitions (12) ........................................         90,162           83,920          7.4 %
                                                                            -------          -------
     Subtotal-- Hotels owned at both December 31, 1997 and 1996 (43)        319,118          280,842         13.6 %
     1997 Acquisitions (30) ........................................        217,662          210,570          3.4 %
                                                                            -------          -------
    Total (73) .....................................................        536,780          491,412          9.2 %
                                                                            =======          =======
Occupancy:
     Original Hotels ...............................................           76.1%            76.5%        (0.5)%
     CSS Hotels ....................................................           73.4%            67.8%         8.3 %
     1996 Acquisitions .............................................           74.0%            73.0%         1.4 %
     Subtotal-- Hotels owned at both December 31, 1997 and 1996 ....           74.3%            71.6%         3.8 %
    1997 Acquisitions ..............................................           71.8%            73.1%        (1.8)%
    Total ..........................................................           73.2%            72.2%         1.4 %
Average Daily Rate (ADR):
     Original Hotels ...............................................      $  109.35       $   102.82          6.4 %
     CSS Hotels ....................................................      $  115.85       $   103.31         12.1 %
     1996 Acquisitions .............................................      $  118.61       $   111.54          6.3 %
     Subtotal-- Hotels owned at both December 31, 1997 and 1996 ....      $  114.77       $   105.50          8.8 %
    1997 Acquisitions ..............................................      $  109.20       $   103.69          5.3 %
    Total ..........................................................      $  112.44       $   104.72          7.4 %
Revenue Per Available Suite (RevPAR):
     Original Hotels ...............................................      $   83.17       $    78.65          5.7 %
     CSS Hotels ....................................................      $   85.01       $    70.05         21.4 %
     1996 Acquisitions .............................................      $   87.73       $    81.46          7.7 %
     Subtotal-- Hotels owned at both December 31, 1997 and 1996 ....      $   85.25       $    75.52         12.9 %
    1997 Acquisitions ..............................................      $   78.39       $    75.80          3.4 %
Total ..............................................................      $   82.33       $    75.64          8.8 %

ORIGINAL HOTELS:          Flagstaff, AZ, Jacksonville, FL, Orlando
                          (North), FL, Orlando (South), FL, Brunswick, GA,
                          Chicago - Lombard, IL, New Orleans, LA, Boston -
                          Marlborough, MA, Tulsa, OK, Nashville, TN, Corpus
                          Christi, TX, Dallas (Love Field), TX, Dallas (Park
                          Central), TX.

CSS HOTELS:               Birmingham, AL, Phoenix (Camelback), AZ,
                          Anaheim, CA, El Segundo (LAX South), CA, Milpitas, CA,
                          Napa, CA, Oxnard (Mandalay Beach), CA, San Francisco
                          (Airport North), CA, San Francisco (Airport South),
                          CA, Boca Raton, FL(1), Deerfield Beach, FL, Ft.
                          Lauderdale, FL, Miami, FL, Tampa (Busch Gardens),
                          FL(1), Baton Rouge, LA, Minneapolis (Airport), MN,
                          Minneapolis (Downtown), MN, St. Paul, MN.

1996 ACQUISITIONS:        San Rafael (Marin County), CA, Avon
                          (Beaver Creek), CO, Boca Raton, FL, Atlanta
                          (Buckhead), GA, Deerfield, IL, Indianapolis (North),
                          IN, Lexington, KY(2), Charlotte, NC, Parsippany, NJ,
                          Piscataway, NJ, Cleveland, OH, Myrtle Beach (Kingston
                          Plantation), SC(3).

1997 ACQUISITIONS:        Phoenix (Crescent), AZ(3), Covina, CA, Dana Point,
                          CA(1), Los Angeles (LAX North), CA, Lake Buena Vista
                          (Disney World), FL(1), Tampa (Rocky Point), FL(1),
                          Atlanta (Airport), GA(4), Atlanta (Galleria)(3), GA,
                          Atlanta (Perimeter Center), GA, Chicago (O'Hare),
                          IL(4), Overland Park, KS, Baltimore, MD(1), Troy,
                          MI(1), Bloomington, MN(1),

                             Kansas City (Country Club Plaza), MO, Raleigh, NC, Raleigh/Durham, NC(1), Omaha, NE(1), Secaucus, NJ, Syracuse, NY, Dayton, OH(1), Philadelphia (Society
                             Hill), PA(3), Nashville (Airport), TN(1), Austin (Airport North), TX, Austin (Downtown), TX(1), Dallas (Market Center), TX, Dallas (Park Central), TX (3), San Antonio (Airport), TX, San Antonio (Northwest), TX, Burlington, VT (3).

     (1) Operating as a Doubletree Guest Suites hotel.
     (2) Operating as a Hilton Suites hotel.
     (3) Operating as a Sheraton hotel.
     (4) Operating as a Sheraton Suites hotel.

       Comparison of the Hotels' Suite Revenue for the Years Ended December 31, 1997 and 1996

         Pro forma suite revenues for the 73 hotels that the Company had ownership interests at December 31, 1997, increased 9.2% for the year ended December 31, 1997 over the corresponding period in 1996.

         The Company owned 43 hotels at both December 31, 1997 and 1996, these hotels experienced increased room revenue of 13.6% for 1997 compared to 1996. Within this group of 43 hotels are the Original Hotels, the CSS Hotels and the 1996 Acquisition Hotels.

         The Original Hotels consist of hotels purchased from the inception of the Company in July 1994 through September 1995. The Original Hotels increased suite revenue by 9.3% for the year ended December 31, 1997 compared to 1996. ADR increased 6.4% to $109.35 and Occupancy declined 0.5% from 76.5% to 76.1%. The decrease in occupancy was principally attributed to room additions at three of the Original Hotels, where the Company added 177 suites during 1996 and 1997. This resulted in an increase of RevPAR of 5.7% over 1996 RevPAR.

         The CSS Hotels are made up of 18 former Crown Sterling Suites Hotels which the Company acquired in late 1995 and early 1996. The Company spent more than $50 million renovating these hotels during 1996 and completed the renovation in early 1997. The CSS Hotels experienced increases in revenue of 20.9%, for the year ended December 31, 1997 compared to 1996. Occupancy increased by 8.3% to 73.4% and ADR increased 12.1% to $115.85. The Company attributes the dramatic increase in revenues to the renovation and repositioning of these hotels.

         The 1996 Acquisition Hotels, which includes 12 hotels, had a 7.4% increase in suite revenue for the year ended December 31, 1997 compared to the corresponding period in 1996. Occupancy increased 1.4% to 74.0% and ADR increased 6.3% to $118.61. These hotels experienced increases in revenue and Occupancy in the midst of renovation and upgrading. The changes in RevPAR ranges from a decrease of 1.6% in Atlanta, GA (resulting from a comparison to 1996 revenues when the Summer Olympics were held in Atlanta) to increases of 150% at Cleveland, OH.

         Management believes that the 43 hotels owned at both December 31, 1997 and 1996 benefitted from capital improvements and upgrades, rebranding in some instances, strong professional management and detailed asset management.

         The 1997 Acquisition Hotels, which includes 30 hotels, experienced suite revenue increases of 3.4% during 1997. Occupancy at these hotels decreased 1.8% from 73.1% to 71.8% while ADR increased 5.3% to $109.20. Since these hotels were acquired during 1997, the impact of the Company's ownership programs were not fully realized. Management believes that its renovation and upgrading, and professional asset management will enable this group of hotels to experience positive operating results in the future.

     THE LESSEE -- ACTUAL

       Comparison of the Years Ended December 31, 1997 and 1996

         Total revenues increased to $534.5 million in 1997 from $269.2 million in 1996, an increase of 98.5%. Total revenues consisted primarily of suite revenue of $456.6 million and $234.5 million in 1997 and 1996, respectively.

         The increase in total revenues is primarily a result of the increase in the number of hotels leased to 73 hotels at December 31, 1997 from 43 hotels at December 31, 1996. Suite revenues for the 20 hotels which were leased for all of 1997 and 1996 increased 12.2% or $14.6 million. The increase in revenues at these hotels is due primarily to improved occupancy and average daily room rates of 74.7% and $110.20, respectively, for the year ended December 31, 1997, as compared to 72.9% and $102.62 for the year ended December 31, 1996.

         The Lessee income before Percentage Lease rent increased in 1997 to 40.1% from 38.1% of total revenues in 1996 primarily as a result of higher revenue earned per available room. The net loss of approximately $2.7 million during 1997 was half that incurred in 1996 and resulted primarily from the one-time costs of converting the last of the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite nights lost during the year due to renovation.

     Comparison of the Years Ended December 31, 1996 and 1995

         For the years ended December 31, 1996 and 1995, the Lessee had total revenues of $269.2 million and $72.6 million respectively, consisting primarily of suite revenues of $234.5 million and $65.6 million, respectively.

         The increase in total revenues is primarily attributable to the increase in number of hotels leased, from 20 hotels at December 31, 1995 to 43 hotels at December 31, 1996. There were seven hotels which were leased for all of 1996 and 1995. Suite revenues for these hotels increased 9.0% for the year ended December 31, 1996 over the corresponding period in 1995 (an increase of $4.3 million). All of these hotels experienced increases in suite revenues, ranging from 2.6% to 12.5% over the prior year.

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

RENOVATIONS AND CAPITAL EXPENDITURES

         The Company believes that one factor that differentiates it from other hotel companies is its commitment to make capital expenditures at the Hotels to improve their performance and maintain the Company's high standards. The Company approaches this in four different ways: (i) an aggressive renovation and upgrade program as hotels are acquired to bring them up to the Company's standards, (ii) contributions of at least 4% of annual suite/room revenue (on a cumulative basis) for capital improvements (the "Capital Reserve"), (iii) insuring that the Lessee maintains an aggressive maintenance and repair program for the Hotels and
(iv) after the initial renovation/upgrade, construction of additional suites, meeting rooms and public areas where the market conditions indicate.

      Renovation/Upgrade Program

          In 1997 the Company spent approximately $22.0 million on renovation and upgrades related to 35 hotels acquired in 1996 and 1997. The Company has committed to spend an additional $36.9 million related to renovation and upgrades for the Hotels owned at December 31, 1997 during fiscal 1998.

      Capital Reserve

          It is the Company's policy to contribute a minimum of 4% of suite/room revenue to the Capital Reserve account to provide funds for necessary ongoing capital improvements after the initial renovation or upgrade. During 1997 the Company contributed approximately $18.9 million (4% of suite/room revenue) to the Capital Reserve and approximately $19.3 million was spent on such improvements in addition to the renovation and upgrade expenditures referenced above.

      Repair and Maintenance

          During the year ended December 31, 1997 the Lessee spend $26.2 million on routine repair and maintenance. This represents approximately 5.7% of hotel suite/room revenue.

      Room Additions

          During 1997 the Company completed construction in July on a net of 129 suites, additional meeting rooms and other public area upgrades at its Boston-Marlborough, Massachusetts Embassy Suites hotel at a cost of approximately $16.0 million. Additionally, during 1997 the Company started construction of an aggregate of 134 suites at its Jacksonville and Orlando (North), Florida Embassy Suites hotels which are to open in the first quarter of 1998, at an aggregate projected cost of $10.2 million. At December 31, 1997, an aggregate of approximately $7.4 million had been spent on these two hotels.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the year ended December 31, 1997, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $97.5 million and Funds From Operations (as previously defined) was $129.8 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Company's liquidity, including its ability to make distributions to equity owners and repayments of indebtedness, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

          At December 31, 1997, the Lessee had paid all amounts then due the Company under the Percentage Leases. During 1997 and 1996, the Lessee experienced net losses of approximately $2.7 million and $5.4 million, respectively, and, at December 31, 1997, had a cumulative shareholders' deficit of approximately $9.1 million. The losses in 1997 and 1996 resulted primarily from the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite nights lost during the year due to renovation. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholder's equity is restored. It is anticipated that the Lessee's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases when due.

          Messrs. Feldman and Corcoran and the managers and other equity owners of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $16.0 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. Amounts so borrowed by the Lessee, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases for such Hotels. No loans were outstanding under such agreements at December 31, 1997.

          The Company intends to acquire additional hotels and may incur indebtedness to make such acquisitions or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

          At December 31, 1997, the Company had a $550 million unsecured revolving credit facility from a group of lenders co-arranged by The Chase Manhattan Bank and Wells Fargo Bank, National Association ("Line of Credit"). The Line of Credit has a term ending on October 1, 2000. Borrowings under the Line of Credit bear interest, at the Company's option, (i) at the higher of the base rate announced from time to time by The Chase Manhattan Bank plus an applicable margin of 0% to 0.25%, or (ii) at a Eurodollar rate based upon the 30, 60, or 90 day or 6-month LIBOR rate plus an applicable margin of 1.0% to 1.75%. The applicable margin varies depending upon the Company's long-term senior unsecured actual or implied debt rating and its leverage ratio and, at December 31, 1997, was 0.00% in the case of Base Rate borrowings and 1.4% in the case of Eurodollar Rate borrowings. The Company paid interest on its Line of Credit at the weighted average interest rate of 7.6% for the year ended December 31, 1997. Up to 10% of the amount available under the Line of Credit may be used for general corporate or working capital purposes. The total amount available under the Line of Credit is limited to 50% of the aggregate value of the Company's eligible hotels, which generally include hotels that are unencumbered. At December 31, 1997, the aggregate amount borrowed under the Line of Credit was $136 million. Assuming the Company purchases qualifying hotel assets, it would have up to an additional $414 million available under the existing Line of Credit. The agreements governing the Line of Credit also contain various negative and affirmative covenants, including limitations on total indebtedness, total secured indebtedness and cash distributions, as well as obligations to maintain a certain minimum tangible net worth and certain interest and debt service coverage ratios. At December 31, 1997, the Company was in compliance with all such covenants.

          The Company has a $25 million renovation loan facility which was used to fund a portion of the renovation cost of the CSS Hotels that were converted to Embassy Suites hotels. The facility is guaranteed by Promus, bears interest at LIBOR plus 45 basis points, requires quarterly principal payments of $1.25 million beginning in June 1999 and matures in June 2000. At December 31, 1997, the Company had drawn the full $25 million under this loan facility.

          On October 1, 1997 the Company completed the private placement of $300 million in aggregate principal amount of its long term senior unsecured notes. The notes were issued in two maturities, consisting of $175 million of 73/8% senior notes due 2004 priced at 99.489% to yield 7.47% and $125 million of 75/8% senior notes due 2007 priced at 99.209% to yield 7.74%. The $300 million senior notes are discounted and accrete over the maturity of the notes (7 years for the $175 million senior notes and 10 years for the $125 million senior notes) using the interest method. On February 12, 1998 the Company announced an offer to exchange these notes for new notes which were identical in amount and terms except that the new notes have been registered under the Securities Act. The Company expects to complete the exchange for the new notes by March 31, 1998.

          At December 31, 1997, the Company had $17.5 million of cash and cash equivalents and had utilized $136 million under its $550 million unsecured revolving Line of Credit.

          To provide for additional financing flexibility the Company has approximately $89.1 million of common stock, preferred stock, debt securities and/or common stock warrants available for offerings under a shelf registration statement declared effective in 1997. In February 1998 the Company registered an additional $1 billion in common stock, preferred stock, depository shares, debt securities and/or common stock warrants pursuant to a new shelf registration statement.

          The Company's cash flow from financing activities of approximately $600.1 million for the year ended December 31, 1997 resulted from the following: the sale of an aggregate of 14.2 million shares of common stock with net proceeds of $449.0 million (3.0 million shares in the first quarter of 1997 at $35.50 per share and

11.2 million shares at $36.625 in the third quarter of 1997) net of the repurchase of 1.2 million shares of stock held in treasury; net repayments on the Company's Line of Credit of $57.7 million; net proceeds from the private placement of $300.0 million in senior unsecured notes of $290.9 million; distributions paid to common shareholders, preferred shareholder and limited partners of $81.7 million; and proceeds from the exercise of stock options by former employees of $592,000.

INFLATION

          Operators of hotels, in general, possess the ability to adjust room rates periodically to reflect the effects of inflation. Competitive pressures may, however, limit the Lessee's ability to raise room rates.

SEASONALITY

          The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue, particularly during the fourth quarter, to the extent that it receives Percentage Rent. To the extent cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its equity holders.

          On a pro forma basis, suite revenue by quarter for the years ended December 31, 1997 and 1996 is as follows (in millions, except percentages):

                                                  1997                         1996
                                          -----------------------       --------------------
                                          SUITE        PERCENTAGE       SUITE     PERCENTAGE
                                         REVENUE        OF TOTAL       REVENUE    OF TOTAL
                                         -------       ---------       -------    ----------
First Quarter.........................    $132.7           24.7%        $123.1      25.1%
Second Quarter........................     139.0            25.9         124.1      25.2
Third Quarter.........................     136.6            25.5         125.6      25.6
Fourth Quarter........................     128.5            23.9         118.6      24.1
                                          ------         -------        ------     ------
      Total...........................    $536.8          100.0%        $491.4     100.0%
                                          ======         =======        ======     ======

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

          During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and No. 131 "Disclosures About Segments of an Enterprise an Related Information" ("SFAS 131"), both of which are effective for fiscal years beginning after December 15, 1997.

          SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity. SFAS 131 establishes the disclosure requirements for reporting segment information. The Company believes that the adoption of SFAS 130 and 131 will not have a material impact on previously reported financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Included herein at pages F-1 through F-32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The Board of Directors currently consists of seven members, four of whom are not officers or employees of the Company or any subsidiary or Lessee thereof ("Independent Directors"). The Board of Directors is divided into three classes who serve staggered three-year terms with the term of each director expiring at the annual meeting of shareholders held three years after his election.

          Set forth below is certain information regarding the directors and executive officers of the Company.

                                                                         YEAR
                                                                         FIRST                          TERM
       NAME                            POSITION                        ELECTED        CLASS            EXPIRES
       ----                            --------                        -------        -----            -------
Hervey A. Feldman.............  Chairman of the Board                      1994      Class I            1998
Thomas J. Corcoran, Jr........  President and Chief Executive              1994      Class II           1999
                                Officer, Director
Richard S. Ellwood............  Independent Director                       1994      Class III          2000
Richard O. Jacobson...........  Independent Director                       1994      Class III          2000
Charles A. Ledsinger, Jr......  Independent Director                       1997      Class II           1999
Charles N. Mathewson..........  Director                                   1994      Class I            1998
Thomas A. McChristy...........  Independent Director                       1994      Class III          2000
Randall L. Churchey...........  Senior Vice President, Chief               1997             --            --
                                Financial Officer and Treasurer
Lawrence D. Robinson..........  Senior Vice President, General             1996             --            --
                                Counsel and Secretary
William P. Stadler............  Senior Vice President, Director of         1995             --            --
                                Corporate Acquisitions
Jack Eslick...................  Vice President, Director of                1996             --            --
                                Asset Management
June H. McCutchen.............  Vice President, Director of                1995             --            --
                                Design and Construction
Larry J. Mundy................  Vice President/Director of Hotel           1998             --            --
                                Acquisitions

      --------------------

      Hervey A. Feldman (age 60) is the Chairman of the Board of the Company and has served in such capacity since its formation in May 1994. He is also a co-founder of FelCor, Inc. and has served as its Chairman since its formation in 1991. Prior to that time, he held executive positions with Embassy Suites, Inc., serving as its Chairman of the Board from June 1990 until January 1992, and as its President and Chief Executive Officer from the founding of that company in January 1983 to April 1990. Prior to 1990, Mr. Feldman had spent over 25 years in the hotel industry, including serving in various management positions with Brock Hotel Corporation during a period when that company was one of the largest franchisees of Holiday Inn(R) hotels in the U.S.; as Executive Vice President for North American Development of Holiday Inns, Inc.; and President and Chief Executive Officer of Brock Residence Inns, Inc., which founded the extended-stay, all-suite chain now known as Residence Inns by Marriott(R).

      Thomas J. Corcoran, Jr. (age 49) is the President and Chief Executive Officer of the Company and has served in such capacity since its formation in May 1994. He is also a co-founder of FelCor, Inc. and has served as its President and Chief Executive Officer since its formation in 1991. From October 1990 to December 1991, he served as the Chairman, President and Chief Executive Officer of Fiesta Foods, Inc., a manufacturer of tortilla chips and taco shells. From 1979 to 1990, Mr. Corcoran held various positions with Integra - A Hotel and Restaurant

Company (formerly Brock Hotel Corporation), including serving as the President and Chief Executive Officer of that company from 1986 to 1990, and with ShowBiz Pizza Time, Inc., an operator and franchisor of family entertainment center/pizza restaurants.

      Richard S. Ellwood (age 66) is the founder and principal owner of R.S. Ellwood & Co., Inc., a real estate investment banking firm which was organized in 1987. Prior to 1987, as an investment banker, Mr. Ellwood was elected successively in 1968 a general partner of White Weld & Co., in 1978 a managing director of Warburg Paribas Becker, Incorporated and in 1984 a managing director and senior banker of Merrill Lynch Capital Markets. Mr. Ellwood has extensive experience in hotel financing. He was a founder of Hotel Investors Trust, a REIT, and served as a Trustee from 1970 until its merger with another REIT in 1987. He is currently a director of two additional REITs, Apartment Investment and Management Company and Corporate Realty Income Trust.

      Richard O. Jacobson (age 61) is the President and Chief Executive Officer of Jacobson Warehouse Company, Inc., a privately-held warehouse company with facilities in 15 locations in seven states, which Mr. Jacobson founded 30 years ago. He is also President and Chief Executive Officer of Jacobson Transportation Company, Inc., a truckload common carrier with authority to operate in 48 states and Canada. Mr. Jacobson is a member of the Boards of Directors of Advanced Oxygen Technology, Inc., AlaTenn Resources, Inc., Allied Group, Inc., Firstar Bank Des Moines, N.A., Firstar Bank of Iowa, N.A. and Heartland Express, Inc.

      Charles A. Ledsinger, Jr. (age 48) was recently elected as a director of the Company to fill the vacancy created by the resignation of Donald J. McNamara. Mr. Ledsinger has served as an officer of St. Joe Corporation since May 1997. He has served as President and Chief Operating Officer since February 1998 and as Senior Vice President an Chief Financial Officer prior to that. From June 1995 until May 1997, Mr. Ledsinger was Senior Vice President and Chief Financial Officer of Harrah's Entertainment, Inc. For more than three years prior, Mr. Ledsinger served as Senior Vice President and Chief Financial Officer of The Promus Companies Incorporated, the former parent of Harrah's Entertainment, Inc. Mr. Ledsinger is also a director of TBC Corporation, Perkins Management Company, Inc. and Friendly Ice Cream Corporation. He is a member and a past chairman of the Real Estate Financial Advisory Council of the American Hotel and Motel Association.

      Charles N. Mathewson (age 69) has served, for more than the past five years, in various positions with International Game Technology ("IGT"), a company engaged in the design and manufacture of microprocessor based gaming products and gaming monitoring systems. Since February 1988, he has served as the Chairman of the Board of IGT. He has served as a director of IGT since December 1985, as President from December 1986 to February 1988, and as Chief Executive Officer from December 1986 until June 1993 and from February 1996 until the present. Mr. Mathewson also is a member of the Board of Directors of Baron Asset Fund.

      Thomas A. McChristy (age 71) was the President of T.A. McChristy Co. Inc., a real estate investment company, from 1957 to 1996. Mr. McChristy also served as the President and Chief Operating Officer of Syntech International, Inc., a lottery systems and equipment manufacturing company, from 1986 to 1988 and as its Chief Executive Officer from 1989 to 1992.

      Randall L. Churchey (age 37) has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since November 1997. For approximately 15 years prior to joining the Company, Mr. Churchey held various positions with Coopers & Lybrand, L.L.P. Most recently, Mr. Churchey served as the Chairman of the Hospitality and Real Estate Practice of that firm for the Southwestern United States.

      Lawrence D. Robinson (age 54) has served as Senior Vice President, General Counsel and Secretary of the Company since May 1996. From 1972 to 1989, Mr. Robinson was a partner in the Kansas City based law firm of Stinson, Mag & Fizzell, for which he founded and managed a Dallas, Texas office from 1982 to 1989. From 1989 through April 1996, Mr. Robinson was a partner in the Houston based law firm of Bracewell & Patterson, L.L.P., where he served as the managing partner of its Dallas office until 1992, as the head of that office's corporate and securities law section and as chairman of its firm-wide hospitality group.

      William P. Stadler (age 43) began his employment with the Company in July 1995 as Vice President, Director of Acquisition and Development. On January 14, 1998, Mr. Stadler was promoted to Senior Vice President, Director of Corporate Acquisitions. Mr. Stadler has over 17 years of experience in hotel acquisition and development, having served as Vice President-Development for Coastal Hotel Group from 1994 until he joined the Company in 1995, as Vice President-Development for Embassy Suites, Inc. from 1992 to 1994, as Senior Vice President-Development for Landmark Hotels, Inc. from 1989 to 1991 and as Vice President-Development for Marriott Corporation from 1985 to 1989.

      Jack Eslick (age 46) joined the Company in April 1996 as its Vice President, Director of Asset Management. Mr. Eslick has over 20 years experience in hotel operations. From April 1991 until he joined the Company, Mr. Eslick served as Vice President of Operations of Promus, where he had direct responsibility for all operations in a region that grew from 14 hotels to 26 hotels. Prior to April 1991, he served in various capacities with Holiday Inns, Inc., including serving as general manager of various hotels and as a Regional Director of Operations.

      June H. McCutchen (age 42) joined the Company in October 1995 as Vice President, Director of Design and Construction. Her most recent experience was as Account Executive for Hospitality Restoration & Builders, Inc. since 1994. From 1992 to 1994 she was Project Manager for American General Hospitality, Inc. where she managed all capital improvement work for over 35 properties each year. Prior to 1992, Ms. McCutchen was Project Manager for Hilton Hotels, Inc. from 1987 to 1992, and prior to 1987, she served as design coordinator and purchasing manager for Embassy Suites, Inc.

      Larry J. Mundy (age 47) joined the Company in January 1998 as Vice President/Director of Hotel Acquisitions. From 1995 until he joined the Company he was Vice President of Franchise Development for Motel 6. From 1987 to 1995 he was vice president of development in the South/Southeast for Hilton Hotels and prior to 1987 he served as corporate counsel for Residence Inns and Embassy Suites.

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

          Based solely on a review of the copies furnished to the Company and representations from the officers and directors, the Company believes that all
Section 16(a) filing requirements for the year ended December 31, 1997 applicable to its officers, directors and greater than ten percent (10%) beneficial owners were satisfied.

          Based on written representations from the officers and directors, the Company believes that no Forms 5 for directors, officers and greater than ten percent (10%) beneficial owners were required to be filed with the SEC for the period ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

          The following table sets forth information, for the fiscal years ended December 31, 1997, 1996 and 1995, regarding the compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG TERM
                                                     ANNUAL COMPENSATION                        COMPENSATION
                                             -------------------------------------     ---------------------------
                                                                                                        SECURITIES
                                                                       OTHER ANNUAL     RESTRICTED      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                                            COMPENSATION        STOCK         OPTIONS/      COMPENSATION
                                  YEAR      SALARY ($)    BONUS ($)         ($)        AWARDS($)(4)      SARS(#)          ($)(13)
                                  ----      ----------    ---------        -----       ------------      -------         --------
Thomas J. Corcoran, Jr........  1997            200,000       250,000      None         525,000   (5)   201,000 (12)      14,250
   President and Chief          1996            123,240          None      None            None            None            4,875
   Executive Officer            1995            120,000          None      None         194,625   (6)   150,000            4,875
                                                                                        243,000   (7)

Hervey A. Feldman.............  1997            150,000          None      None         525,000   (5)   151,000 (12)       9,000
   Chairman of the Board        1996            123,240          None      None            None            None            4,875
                                1995            120,000          None      None         194,625   (6)   150,000            4,875
                                                                                        243,000   (7)

Lawrence D. Robinson..........  1997            115,500        47,500      None          87,500   (8)    70,000 (12)        None
   Senior Vice President        1996 (2)         66,667          None      None         349,500   (9)   100,000             None
   General Counsel

William S. McCalmont..........  1997            140,291        34,500      None            None          20,000 (12)      38,733
   Senior Vice President        1996             67,708          None      None          457,500 (10)    92,500           55,524
   Chief Financial Officer (1)

William P. Stadler ...........  1997             99,383       115,000      None            None          25,000 (12)      14,250
   Vice President, Director     1996             79,020       100,000      None            None            None            4,875
    of New Development          1995(3)          34,125        45,000      None           66,100 (11)    25,000            2,438


---------------------------

(1) Mr. McCalmont was employed as the Company's Chief Financial Officer from August 14, 1996 until October 31, 1997. The information for 1996 includes compensation only during the period from August 14, 1996 through December 31, 1996 and for 1997 includes compensation through the date of his resignation.
(2) Includes compensation only during the period from the date of commencement of Mr. Robinson's employment (May 1996) through December 31, 1996.
(3) Includes compensation only during the periods from the date of commencement of Mr. Stadler's employment (July 1995) through December 31, 1995.
(4) An aggregate of 37,500 shares of restricted stock were awarded in the 1997 fiscal year. An aggregate of 35,000 of these restricted stock grants vest over a five-year period and 2,500 shares vest fully within two months of issuance. Holders of restricted stock are entitled to vote and receive dividends on such shares from the date of grant. The amount reported in this table represents the market value of the shares awarded on the date of grant, determined by the closing price of the Common Stock on such date, without giving effect to the diminution of value attributable to the restrictions on such stock. As of December 31, 1997, the aggregate unvested restricted stock holdings by the Named Executive Officers consisted of 65,200 shares as set forth below, with a then current aggregate market value, determined in the same manner as of December 31, 1997, of $1,924,000, as follows: Mr. Corcoran (25,800 shares, $758,604 value); Mr. Feldman (25,800 shares, $758,604 value); Mr. Robinson (12,100 shares, $367,132 value); and Mr. Stadler (1,500 shares, $39,660 value).
(5) Represents an award of 15,000 shares of restricted stock on February 19, 1997 which become vested over a five-year period at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $35.00 per share.
(6) Represents an award of 9,000 shares of restricted stock on February 16, 1995 which becomes vested over a five-year period at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $21.625 per share.

(7) Represents an award of 9,000 shares of restricted stock as of December 15, 1995, which become vested over a five-year period from the date of grant at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $27.00 per share.
(8) Represents an award of 2,500 shares of restricted stock as of February 19, 1997, which become vested over a five-year period from the date of grant at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $35.00 per share.
(9) Represents an award of 12,000 shares of restricted stock as of May 1, 1996 which become vested over a five-year period from the date of grant at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $29.125 per share.
(10) Represents an award of 15,000 shares of restricted stock as of August 14, 1996 of which 2,500 shares vested on January 1, 1997 and 2,500 shares vested on August 14, 1997. The unvested shares were forfeited upon the termination of Mr. McCalmont's employment on October 31, 1997. The value is based upon the closing price of the Common Stock on the date of grant of $30.50 per share.
(11) Represents an award of 2,500 shares of restricted stock on July 24, 1995 which become vested over a five-year period at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $26.44 per share.
(12) Represent shares purchasable pursuant to options granted in 1997. See "--Option Grants" below.
(13) These amounts represent the Company's contributions to the Company's employee savings and investment plan in the amount of up to $14,250 to each executive officer and, in the case of Mr. McCalmont, a moving allowance of $77,382 paid to Mr. McCalmont in connection with the commencement of his employment with the Company, $26,733 of which was paid in 1997.

          The executive officers receive health and disability insurance benefits which do not exceed 10% of their respective salaries. These benefits are also provided to all other employees of the Company.

      Option Grants

          The following table sets forth information regarding grants of stock options to the Company's Named Executive Officers during the 1997 fiscal year. The options were granted pursuant to either the Company's 1994 Restricted Stock and Stock Option Plan (the "1994 Plan") or the 1995 Restricted Stock and Stock Option Plan (the "1995 Plan"). No stock appreciation rights ("SARs") were granted during the 1997 fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                  Individual Grants
                      ----------------------------------------------------------------------------
                                        % of Total                                                 Potential Realizable Value at
                         Number of        Options                     Market Price                 Assumed Annual Rate of Stock
                     Securities Under-   Granted to     Exercise or     on Date                  Price Appreciation for Option Term
                       lying Options   Employees in     Base Price     of Grant     Expiration   ----------------------------------
Name                     Granted (#)    Fiscal Year      ($/Share)     ($/Share)      Date          0%        5% ($)   10% ($)
----                  ---------------  ------------    ------------  -------------  ----------   --------  ---------  ---------
Thomas J. Corcoran, Jr.     46,000            6.2%          29.50       35.00         2/19/07     253,000  3,979,520  5,532,925
                            30,000            4.0%          35.50       35.00         2/19/07           0  2,775,339  3,788,430
                            10,000            1.3%          35.00       35.00         2/19/07           0    920,113  1,257,810
                            65,000            8.8%          36.63       36.63         6/24/07           0  6,259,267  8,556,521
                            50,000            6.7%          37.56       37.56         8/13/07           0  4,937,064  6,749,048

Hervey A. Feldman           46,000            6.2%          29.50       35.00         2/19/07     253,000  3,979,520  5,532,925
                            30,000            4.0%          35.50       35.00         2/19/07           0  2,775,339  3,788,430
                            10,000            1.3%          35.00       35.00         2/19/07           0    920,113  1,257,810
                            65,000            8.8%          36.63       36.63         6/24/07           0  6,259,267  8,556,521

Lawrence D. Robinson        10,000            1.3%          35.00       35.00         2/19/07           0    920,113  1,257,810
                            10,000            1.3%          36.63       36.63         6/24/07           0    962,964  1,316,388
                            50,000            6.7%          37.56       37.56         8/13/07           0  4,937,064  6,749,048

William S. McCalmont        10,000            1.3%          35.00       35.00         2/19/07 (1)       0          0          0
                            10,000            1.3%          36.63       36.63         6/24/07 (1)       0          0          0

William P. Stadler          10,000            1.3%          35.00       35.00         2/19/07           0    920,113  1,257,810
                             5,000            0.7%          36.63       36.63         6/24/07           0    481,482    658,194
                            10,000            1.3%          37.56       37.56         8/13/07           0    987,413  1,349,810

          (1) All of the options awarded to Mr. McCalmont during 1997 expired upon the termination of his employment on October 31, 1997.

         Each of the aforementioned options becomes exercisable over a five year period, with 20% of the total number of shares covered thereby becoming exercisable on each of the first five anniversaries of the date of grant, and expires on the tenth anniversary of the date of grant.

         The unexpired stock options to purchase the Company's Common Stock held by named executive officers of the Company at December 31, 1997 are summarized in the following table:

                          FISCAL YEAR END OPTION VALUES

                                                       Number of Securities
                                                      Underlying Unexercised                 Value of Unexercised
                                                            Options at                      In-the-Money Options at
                                                         December 31, 1997                   December 31, 1997(1)
                                                     --------------------------         ----------------------------------
                       Name                          Exercisable  Unexercisable         Exercisable          Unexercisable
                       ----                          -----------  -------------         -----------          -------------
Thomas J. Corcoran, Jr.......................          150,000      351,000             $1,822,500            $1,946,000
Hervey A. Feldman............................          150,000      301,000              1,822,500             1,946,000
Lawrence D. Robinson.........................           20,000      150,000                127,600               515,400
William S. McCalmont.........................           18,500            0 (2)             92,500 (2)                 0 (2)
William P. Stadler...........................           10,000       40,000                 90,600               140,900

---------------------------
(1) Based on the difference between the option exercise price and the closing sales prices for the Common Stock on the New York Stock Exchange for December 31, 1997, which was $35.50 per share.
(2) Mr. McCalmont's unvested options expired upon the termination of his employment.

     Employment Agreements

         The Company has entered into employment agreements with each of Messrs. Feldman and Corcoran (each an "Employment Agreement") that will continue in effect until December 31, 1999 and automatically be renewed for successive one year terms, unless otherwise terminated. Pursuant to such Employment Agreements, Mr. Feldman serves as Chairman of the Board, and Mr. Corcoran serves as President and Chief Executive Officer, of the Company. Each was paid a base salary of $10,000 per month in 1995, $10,270 in 1996 and in 1997 Mr. Feldman received $12,500 per month and Mr. Corcoran received $16,667 per month. Effective January 1, 1998, Mr. Feldman is to receive $12,500 per month and Mr. Corcoran is to receive $20,833 per month. Messrs. Feldman and Corcoran have agreed to devote substantially all of their time to the business of the Company. The Compensation Committee of the Board may provide for additional compensation as a bonus should it determine, in its discretion, based on merit, the Company's anticipated financial performance and other criteria, that such additional compensation is appropriate. The Company maintains a comprehensive medical plan for the benefit of Messrs. Feldman and Corcoran and their dependents.

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

     Restricted Stock and Stock Option Plans

         The Company has adopted the 1994 Restricted Stock and Stock Option Plan ("1994 Plan") and the 1995 Restricted Stock and Stock Option Plan ("1995" Plan and, together with the 1994 Plan, "Stock Plans"). The Stock Plans were adopted to provide incentives to attract and retain Independent Directors, executive officers and key employees. The Stock Plans are administered by the Compensation Committee or, in the case of grants to Independent Directors, by the Board of Directors. The Compensation Committee generally has the authority, within limitations set forth in the Stock Plans, (i) to establish rules and regulations concerning the Stock Plans, (ii) to determine the persons to whom Options (as defined below) and Restricted Stock (as defined below) may be granted, (iii) to fix the number of shares of Common Stock to be covered by each Option and the number of shares of Restricted Stock granted, and (iv) to set the terms and provisions of each grant of Options or Restricted Stock to be granted. The summary of the Stock Plans set forth below is qualified in its entirety by reference to the text of the Stock Plans.

         The Stock Plans provide for the grant of stock options to purchase a specified number of shares of Common Stock ("Options") or grants of restricted shares of Common Stock ("Restricted Stock"). Under the 1994 Plan the total number of shares originally available for grant was equal to 450,000 shares of Common Stock, of which not more than 50,000 shares were to be grants of Restricted Stock. Of the shares of Common Stock, originally available under the 1994 Plan, 433,500 shares were designated for grant to the officers and employees of the Company, of which 33,500 shares could be granted as Restricted Stock. The remaining 16,500 shares of Common Stock were designated for grant to Independent Directors, all of which shares could be granted as Restricted Stock. At March 10, 1998, there were no shares remaining available for the grant of options to officers and eligible employees of the Company and 2,500 shares remaining available for grants to independent directors of the Company under the 1994 Plan. Under the 1995 Plan, the total number of shares originally available for grant was equal to 1,200,000 shares of Common Stock which was subsequently amended to 1,500,000 shares of Common Stock, of which not more than 133,333 shares could be grants of Restricted Stock. Of the shares of Common Stock originally available under the amended 1995 Plan, 1,450,000 shares were designated for grants to the officers and eligible employees of the Company, of which 83,333 shares could be granted as Restricted Stock. The remaining 50,000 shares of Common Stock were designated for grant to the Independent Directors, of which 50,000 shares could be granted as Restricted Stock. At March 10, 1998, there remained available under the 1995 Plan only 65,167 shares available for grants of options and 17,833 shares available for grants of Restricted Stock to officers and eligible employees of the Company. All of the 150,000 shares originally available for grants to independent directors remained available. Upon the occurrence of certain extraordinary events, the Board of Directors or the Compensation Committee may make such adjustments in the aggregate number and kind of shares reserved for issuance, the number of shares and kind covered by outstanding awards and the exercise prices specified therein as may be determined to be appropriate.

         Participants in the Stock Plans, who may be directors, officers or employees of the Company, its subsidiaries (including the Operating Partnership) or designated affiliates, are selected by the Compensation Committee.

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

COMPENSATION FOR DIRECTORS

         In lieu of cash compensation, on March 5, 1998, the Company granted to each of the Independent Directors, except Mr. Ledsinger, 1,500 shares of Restricted Stock under the 1994 Plan or 1995 Plan for serving as a director of the Company during 1997. Mr. Ledsinger was granted 375 shares of restricted stock from the 1995 Plan, reflecting the partial year he served as an Independent Director. The Company intends to provide a similar grant to each Independent Director in lieu of cash compensation for service during 1998. None of the other directors received any compensation for their service as directors of the Company during 1997 and 1996. The Company reimburses directors for their out-of-pocket expenses incurred in connection with their service on the Board of Directors.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION ON
                             COMPENSATION DECISIONS

         During 1997, the Company's Compensation Committee of the Board of Directors consisted of Donald J. McNamara (from January 1, 1997 through the date of his resignation at September 30, 1997), Charles A. Ledsinger (from his appointment as an Independent Director at October 1, 1997 through December 31,
1997), Richard S. Ellwood, Richard O. Jacobson and Thomas A. McChristy, constituting all of the Independent Directors, none of whom was, prior to or during 1997, an officer or employee of the Company. None of such persons had any relationships requiring disclosure under applicable rules and regulations. The Company did not have a policy during 1997 prohibiting its executive officers from participating in deliberations of the Compensation Committee regarding executive compensation. Consequently, Mr. Corcoran, who is the President, Chief Executive Officer and a director of the Company, and Mr. Robinson, as Secretary of the Company, were present during certain deliberations of the Compensation Committee regarding executive compensation during 1997, to provide information to, and to record the actions of, the Compensation Committee.

         See "Item 13. Certain Relationships and Related Transactions" herein for information regarding the interests of Mr. Corcoran and Mr. Ellwood in certain transactions with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners

         The following table sets forth information, as of March 10, 1998, regarding each person known to the Company to be the beneficial owner of more than five percent (5%) of its Common Stock. Unless otherwise indicated, such shares of Common Stock are owned directly and the indicated person has sole voting and investment power with respect thereto.


                                                        AMOUNT AND
                                                         NATURE OF
     NAME AND ADDRESS                                   BENEFICIAL            PERCENT OF
     OF BENEFICIAL OWNER                                 OWNERSHIP             CLASS(1)
     -------------------                                -----------           ---------
FMR Corp.............................................. 3,182,956(2)                 8.7%
82 Devonshire Street
Boston, Massachusetts 02109

Franklin Resources, Inc............................... 4,426,800(3)                12.1%
777 Mariners Island Blvd.
San Mateo, California 94403

---------------------------

(1)  Based upon 36,591,080 shares outstanding as of March 10, 1998.
(2) Based solely upon information contained in Schedule 13G, dated February 14, 1998. FMR Corp. reported that, through its subsidiaries, it had sole dispositive power with respect to such shares and sole voting power with respect to 566,070 of such shares.
(3) Based solely upon information contained in Schedule 13G, dated January 16, 1998. Franklin Resources, Inc. reported that, through its subsidiaries, it had sole dispositive power and sole voting power with respect to 4,302,072 shares. Includes 1,446,601 shares of Common Stock issuable upon conversion of 1,866,100 shares of the Company's Series A Preferred Stock.

     Security Ownership of Management

         The following table sets forth the beneficial ownership of the Company's Common Stock and Series A Preferred Stock, as of March 10, 1998, by
(i) each director and director nominee, (ii) each Named Executive Officer and
(iii) all directors and executive officers as a group. Unless otherwise indicated, such shares of Common Stock and Series A Preferred Stock are owned directly and the indicated person has sole voting and investment power.


                                            AMOUNT AND                              AMOUNT AND
                                            NATURE OF                               NATURE OF
                                            BENEFICIAL            PERCENT           BENEFICIAL            PERCENT
      NAME OF                              OWNERSHIP OF             OF             OWNERSHIP OF             OF
  BENEFICIAL OWNER                         COMMON STOCK           CLASS(1)         PREFERRED STOCK        CLASS(1)
  ----------------                         ------------           -------          ---------------        -------
Hervey A. Feldman...................      511,515 (2)(3)           1.4%               3,000 (10)              *
Thomas J. Corcoran, Jr..............      511,615 (2)(4)           1.4%               3,000                   *
Richard S. Ellwood..................        6,000                    *                    0                   0
Richard O. Jacobson.................       15,000                    *                    0                   0
Charles A. Ledsinger, Jr............          375                                         0                   0
Charles N. Mathewson................      609,777 (5)              1.7%              90,000 (11)            1.5%
Thomas A. McChristy.................       47,400 (6)                *                    0                   0
Lawrence D. Robinson................       38,500 (7)                *                    0                   0
William S. McCalmont................       23,500 (8)                *                    0                   0
William P. Stadler..................       14,577 (9)                *                  100                   *
All executive officers and
directors as a group (11 persons)...    1,781,259                  4.9%              96,100                 1.6%

----------

* Represents less than 1% of the outstanding shares of such class

(1)  Based upon 36,591,080 shares outstanding as of March 10, 1998.

(2) Includes 294,915 shares issuable to FelCor, Inc. upon exercise of redemption rights with respect to Units issued to it in connection with the IPO. Messrs. Feldman and Corcoran are the sole shareholders and directors of FelCor, Inc. and each may be deemed to own beneficially all of the Units owned by FelCor, Inc. Also includes (i) and aggregate of 33,000 shares issued pursuant to stock grants (9,000 in February 1995, 9,000 in December 1995, and 15,000 in February 1997), which shares vest over a five-year period from the date of grant at the rate of 20% per year and of which 167,200 shares are fully vested, (ii) 167,200 shares issuable pursuant to currently exercisable stock options, and (iii) 2,325 shares issuable upon the conversion of 3,000 shares of Series A Preferred Stock. Does not include 283,800 shares issuable to Mr. Feldman pursuant to outstanding stock and 333,800 shares issuable to Mr. Corcoran pursuant to outstanding stock options which are not currently exercisable.
(3)  Includes 200 shares owned of record by Mr. Feldman's minor children.
(4)  Includes 300 shares owned of record by Mr. Corcoran's minor children.
(5) Includes 540,009 shares issuable to or for the benefit of Mr. Mathewson upon exercise of redemption rights with respect to Units, which represents Mr. Mathewson's pro rata interest in Units issued in connection with the IPO to partnerships in which Mr. Mathewson is a limited partner. Also includes 69,768 shares issuable upon conversion of 90,000 shares of Series A Preferred Stock.
(6) Includes 38,000 shares owned of record by the T.A. McChristy Living Trust, over which Mr. McChristy has sole investment and voting power, and 4,400 shares owned of record by his spouse's individual retirement account.
(7) Includes (i) 14,500 shares issued pursuant to stock grants, which shares vest over a five-year period from the date of grant at the rate of 20% per year and of which 2,900 shares are fully vested, and (ii) 22,000 shares issuable pursuant to currently exercisable stock options. Does not include 148,000 shares issuable pursuant to outstanding stock options which are not currently exercisable.
(8) Represents (i) 5,000 shares issued in August 1996 pursuant to a stock grant, which shares were fully vested prior to the termination of Mr. McCalmont's employment on October 31, 1997, and (ii) 18,500 shares issuable pursuant to currently exercisable stock options. Does not include shares covered by stock grants or stock options which were forfeited or expired upon the termination of Mr. McCalmont's employment with the Company.
(9) Represents (i) 2,500 shares issued in July 1995 pursuant to a stock grant, which shares vest over a five-year period from the date of grant at the rate of 20% per year of which 1,000 shares are fully vested, (ii) 12,000 shares issuable pursuant to currently exercisable stock options and (iii) 77 shares issuable upon conversion of 100 shares of Series A Preferred Stock. Does not include 38,000 shares issuable pursuant to outstanding stock options which are not currently exercisable.
(10) Includes 1,000 shares owned by Mr. Feldman's spouse and 1,000 shares owned by trust for the benefit of his minor children.
(11) Represents shares owned of record by the Charles M. Mathewson Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and the Operating Partnership have entered into a number of transactions with the Lessee and certain other affiliates. Mr. Feldman and Mr. Corcoran, who are officers and directors of the Company, control and are also officers and directors of the Lessee.

     The Percentage Leases

         The Company and the Lessee have entered into the Percentage Leases, each with a term of ten years, relating to each hotel owned by the Company. The Company anticipates that similar Percentage Leases will be executed with respect to any additional hotel properties acquired by it in the future. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay the greater of Base Rent or Percentage Rent and certain other additional charges, and is entitled to all profits from the operation of the hotels after the payment of operating, management and other expenses. The terms of the Percentage Leases were not negotiated on an arms-length basis and, accordingly, may not reflect fair market values or terms. management of the Company believes, however, that the terms of such agreements are fair to the Company, and when entered into, were upon terms as favorable to the Company as could then be obtained from a financially responsible unrelated third party. Lease rent paid by the Lessee under the Percentage Leases totaled approximately $217.0 million for the year ended December 31, 1997. The Lessee is a Delaware limited liability company, all of the voting Class A membership interest in which (representing a 50% equity interest) is beneficially owned one half by Mr. Feldman and one half by Mr. Corcoran. All of the non-voting Class B membership interest in the Lessee (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Charles N. Mathewson.

     Employment Agreements

         The Company has entered into the Employment Agreements with each of Messrs. Feldman and Corcoran that will continue in effect until December 31, 1999 and automatically be renewed for successive one year terms, unless otherwise terminated. Pursuant to such Employment Agreements, Mr. Feldman serves as Chairman of the

Board, and Mr. Corcoran serves as President and Chief Executive Officer, of the Company. Each was paid a base salary of $10,000 per month in 1995 and $10,270 in 1996 and in 1997 Mr. Feldman received $12,500 per month and Mr. Corcoran received $16,667 per month. Effective January 1, 1998, Mr. Corcoran is to receive $20,833 per month and Mr. Feldman is to receive $12,500 per month. The Compensation Committee of the Board may provide for additional compensation as a bonus should it determine, in its discretion, based on merit, the Company's anticipated financial performance and other criteria, that such additional compensation is appropriate. The Company maintains a comprehensive medical plan for the benefit of Messrs. Feldman and Corcoran and their dependents.

     Sharing of Offices and Employees

         The Company shares the executive offices and certain employees with FelCor, Inc. and the Lessee, and each company bears its share of the costs thereof, including an allocated portion of the rent, salaries of certain personnel (other than Messrs. Feldman and Corcoran, whose salaries are borne solely by the Company), office supplies, telephones and depreciation of office furniture, fixtures and equipment. Any such allocation of shared expenses to the Company must be approved by a majority of the Independent Directors. During 1997, the Company paid approximately $1.3 million (approximately 38%) of the allocable expenses under this arrangement.

     Compensation of Director for Special Services

         In connection with the Company's acquisition, in February 1997, of interests in 10 hotels at an aggregate cost of approximately $139 million (including the Company's share of certain assumed indebtedness), Mr. Richard S. Ellwood, an Independent Director of the Company, was paid a one-time fee in the amount of $200,000 for his services in facilitating this transaction.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  1. Financial Statements

         Included herein at pages F-1 through F-32.

              2. Financial Statement Schedules

         The following financial statement schedule is included herein at page F-22

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

               3. Exhibits

         The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
    3.1  -   Articles of Amendment and Restatement dated June 22, 1995, amending and restating the Charter of Registrant, as amended or supplemented by Articles of Merger dated June 23, 1995, Articles Supplementary dated April 30, 1996, Articles of Amendment dated August 8, 1996,
             Articles of Amendment dated June 16, 1997 and Articles of Amendment dated October 30, 1997.

    3.2  -   Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the
             Registrant's Registration Statement on Form S-11 (File No.
             33-98332) (the "December 1995 Registration Statement") and
             incorporated herein by reference).

    4.1  -   Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996 (the
             "1996 Second Quarter 10-Q) and incorporated herein by reference).

    4.2  -   Indenture dated as of April 22, 1996 by and between the Registrant and Sun trust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit
             4.2 to the Registrant's Form 8-K dated May 1, 1996 (the "1996 Form
             8-K") and incorporated herein by reference).

    4.3  -   Indenture dated as of October 1, 1997 by and among FelCor Suites
             Limited Partnership, the Registrant, the Subsidiary Guarantors
             named therein and Sun Trust Bank, Atlanta, Georgia, as Trustee
             (filed as Exhibit 4.1 to the Registration Statement on Form S-4
             (File No. 333-39595) filed by the Registrant and the other co-registrants named therein (the "1997 Form S-4") and incorporated herein by reference).

    4.4  -   Form of Share Certificate for $1.95 Series A Cumulative Convertible
             Preferred Stock (filed as Exhibit 4.4 to the 1996 Form 8-K and incorporated herein by reference).

   10.1  -   Amended and Restated Agreement of Limited Partnership of FelCor
             Suites Limited Partnership (the "Partnership") (filed as Exhibit
             10.1 to the Registrant's Annual Report on Form 10-K/A Amendment No.
             1 for the fiscal year ended December 31, 1994 (the "1994 10-K/A")
             and incorporated herein by reference).

 10.1.1  -   First Amendment to Amended and Restated Agreement of Limited
             Partnership of the Partnership dated as of November 17, 1995 by and among the Registrant, Promus Hotels, Inc. and all of the persons or entities who are or shall in the future become of the limited partners of the Partnership (filed as Exhibit 10.1.1 to the
             Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995 (the "1995 10-K") and incorporated herein by reference)

 10.1.2  -   Second Amendment to Amended and Restated Agreement of Limited
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

 10.1.6 -    Sixth Amendment to Amended and Restated Agreement of Limited
             Partnership of the Partnership dated as of September 16, 1996, by and among the Registrant, John B. Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K") and incorporated herein by reference).

 10.1.7 -    Seventh Amendment to Amended and Restated Agreement of
             Limited Partnership of the Partnership dated as of May 16, 1997, by and among the Registrant, PMB Associates, Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Partnership.

 10.1.8 -    Eighth Amendment to Amended and Restated Agreement of
             Limited Partnership of the Partnership dated as of February 6, 1998, by and among the Registrant, Columbus/Front Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Partnership.

 10.2.1 - Form of Lease Agreement between the Partnership as Lessor and DJONT Operations, L.L.C. ("DJONT") as Lessee (filed as
             Exhibit 10.2.1 to the 1995 10-K and incorporated herein by reference).

 10.2.2 - Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Registrant through December 31, 1997.

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
             Registrant and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to the 1994 10-K/A and incorporated herein by reference).

 10.7.1 -    Restricted Stock and Stock Option Plan of the Registrant (filed as
             Exhibit 10.9 to the 1994 10-K/A and incorporated herein by reference).

 10.7.2 -    1995 Restricted Stock and Stock Option Plan of the Registrant
             (filed as Exhibit 10.9.2 to the 1995 10-K and incorporated herein by reference).

 10.8   -    Savings and Investment Plan of the Registrant (filed as Exhibit
             10.10 to the 1994 10-K/A and incorporated herein by reference).

 10.9   -    Registration Rights Agreement dated as of July 21, 1994 between the
             Registrant and the parties named therein (filed as Exhibit 10.11 to the 1994 10-K/A and incorporated herein by reference).

 10.10  -    Agreement dated as of April 15, 1995 among the Registrant, the
             Partnership, FelCor, Inc., Thomas J. Corcoran, Jr. and Hervey A.
             Feldman relating to purchase of securities (filed as Exhibit 10.15 to the Registration Statement on Form S-11 (File No. 33-91870) (the
             "May 1995 Registration Statement") and incorporated herein by reference).

 10.11  -    Registration Rights Agreement dated as of November 17, 1995 between the Registrant and Cleveland Finance Associates Limited Partnership
             (filed as Exhibit 10.27 to the 1995 10-K and incorporated herein by reference).

 10.12   -   Registration Rights Agreement dated as of January 3, 1996 between the Registrant and Robert E. Woolley and Charles M. Sweeney (filed as Exhibit 10.28 to the 1995 10-K and incorporated herein by reference).

 10.13   -   Credit Agreement dated as of February 6, 1996, by and among the
             Partnership, as borrower, Holdings and the Registrant, as
             guarantors, and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 10.30 to the 1996 Form 8-K and incorporated herein by reference).

  10.14  -   Third Amended and Restated Revolving Credit Agreement dated as of
             August 14, 1997 among the Registrant and the Partnership, as
             Borrower, the Lenders party thereto, The Chase Manhattan Bank, as
             Administrative Agent , and Wells Fargo Bank, National Association,
             as Documentation Agent (filed as Exhibit 10.23 to the 1997 Form S-4 and incorporated herein by reference).

 10.15   -   Contract for Purchase and Sale of Hotels dated as of June 5, 1997 by and among ITT Sheraton Corporation, Sheraton Savannah Corp.,
             Sheraton Peachtree Corp., Sheraton Crescent Corp., Sheraton Dallas,
             Corp., Sheraton Gateway Suites O'Hare Investment Partnership, and
             the Partnership (filed as Exhibit 10.24 to the Registrant's Current
             Report on Form 8-K dated June 4, 1997 and incorporated herein by reference).

 10.16   -   Registration Rights Agreement dated as of September 26, 1997 among the Registrant, the Partnership, Morgan Stanley & Co. Incorporated,
             NationsBank Capital Markets, Inc. and Salomon Brothers Inc. (filed as Exhibit 10.25 to the 1997 Form S-4 and incorporated herein by reference).

 21.1    -   List of Subsidiaries of the Registrant.

 23.1    -   Consent of Coopers & Lybrand L.L.P.

 27      -   Financial Data Schedule.

      (b) Reports on Form 8-K.

         During the fourth quarter of 1997, the Registrant filed a Current Report on Form 8-K dated October 1, 1997 to file as an exhibit the Registrant's press release of October 1, 1997 regarding the completion of the private placement of $300 million in aggregate principal amount of the Operating Partnership's long-term senior unsecured notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FELCOR SUITE HOTELS, INC.



                                 By: /s/ Randall L. Churchey
                                     ----------------------------
                                        Randall L. Churchey
                   Senior Vice President, Chief Financial Officer & Treasurer

Date:    March 20, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Date                                      Signature
           ----                                      ---------
      March 17, 1998                         /s/ Hervey A. Feldman
                                             ------------------------------
                                                 Hervey A. Feldman
                                        Chairman of the Board and Director

      March 17, 1998                         /s/ Thomas J. Corcoran, Jr.
                                             -------------------------------
                                              Thomas J. Corcoran, Jr.
                                              President and Director
                                             (Chief Executive Officer)

      March 17, 1998                          /s/ Randall L. Churchey
                                             -------------------------------
                                                Randall L. Churchey
                                               Senior Vice President
                                             (Chief Financial Officer)

      March 17, 1998                          /s/ Lester C. Johnson
                                             -------------------------------
                                                 Lester C. Johnson
                                           Vice President and Controller
                                          (Principal Accounting Officer)

      March 17, 1998                          /s/ Richard S. Ellwood
                                             -------------------------------
                                                Richard S. Ellwood
                                                     Director

      March 17, 1998                          /s/ Richard O. Jacobson
                                             -------------------------------
                                                Richard O. Jacobson
                                                     Director

      March 17, 1998                         /s/ Charles A. Ledsinger, Jr.
                                             -------------------------------
                                                Charles A. Ledsinger, Jr.
                                                     Director

                                             /s/ Charles N. Mathewson
      March 19, 1998                         -------------------------------
                                                 Charles N. Mathewson
                                                      Director

      March 17, 1998                          /s/ Thomas A. McChristy
                                             -------------------------------
                                                Thomas A. McChristy
                                                     Director

                           FELCOR SUITE HOTELS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                            FELCOR SUITE HOTELS, INC.

Report of Independent Accountants.................................................................................F-2
Consolidated Balance Sheets - December 31, 1997 and 1996..........................................................F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995........................F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995............. F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995........................F-6
Notes to Consolidated Financial Statements........................................................................F-7
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997..................................F-22

                                              DJONT OPERATIONS, L.L.C.

Report of Independent Accountants................................................................................F-24
Consolidated Balance Sheets - December 31, 1997 and 1996.........................................................F-25
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.......................F-26
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.............F-27
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.......................F-28
Notes to Consolidated Financial Statements.......................................................................F-29

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FelCor Suite Hotels, Inc. as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Dallas, Texas
January 20, 1998
     except for Note 14 as to which
     the date is February 17, 1998

                            FELCOR SUITE HOTELS, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     ASSETS

                                                                                         1997             1996
                                                                                      -----------      -----------
Investment in hotels, net of accumulated depreciation of
   $87,400 in 1997 and $36,718 in 1996 ..........................................     $ 1,489,764      $   899,691
Investment in unconsolidated entities ...........................................         132,991           59,867
Cash and cash equivalents .......................................................          17,543            7,793
Due from Lessee .................................................................          18,908            5,526
Deferred expenses, net of accumulated amortization of
    $1,987 in 1997 and $364 in 1996 .............................................          10,593            3,235
Other assets ....................................................................           3,565            2,676
                                                                                      -----------      -----------

     Total assets ...............................................................     $ 1,673,364      $   978,788
                                                                                      ===========      ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY



Debt, net of discount of $1,855 at December 31, 1997 ............................     $   465,726      $   226,550
Distributions payable ...........................................................          24,671           16,090
Accrued expenses and other liabilities ..........................................          11,331            5,235
Capital lease obligations .......................................................          11,093           12,875
Minority interest in Operating Partnership, 2,900 and 2,786 units issued and
   outstanding at December 31, 1997 and 1996, respectively ......................          73,451           76,112
Minority interest in other partnerships .........................................           8,594
                                                                                      -----------      -----------

     Total liabilities ..........................................................         594,866          336,862
                                                                                      -----------      -----------

Commitments and contingencies (Notes 5 and 8)

Shareholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized, 6,050 shares issued
   and outstanding at December 31, 1997 and 1996 ................................         151,250          151,250
Common stock, $.01 par value, 100,000 shares authorized, 37,802 and 23,502 shares issued at December 31, 1997
   and 1996, respectively .......................................................             378              235
Additional paid in capital ......................................................       1,003,501          505,082
Unearned officers' and directors' compensation ..................................          (1,754)          (1,454)
Distributions in excess of earnings .............................................         (33,771)         (13,187)
                                                                                      -----------      -----------

                                                                                        1,119,604          641,926

Less common stock in treasury, at cost, 1,200 shares ............................         (41,106)
                                                                                      -----------      -----------

     Total shareholders' equity .................................................       1,078,498          641,926
                                                                                      -----------      -----------

     Total liabilities and shareholders' equity .................................     $ 1,673,364      $   978,788
                                                                                      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            FELCOR SUITE HOTELS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       1997            1996            1995
                                                                                       ----            ----            ----
Revenues:
     Percentage lease revenue.................................................      $ 169,114       $  97,950       $   23,787
     Equity in income from unconsolidated entities............................          6,963           2,010              513
     Other revenue............................................................            574             984            1,691
                                                                                    ----------      ----------      ----------

                  Total revenues..............................................        176,651         100,944           25,991
                                                                                    ----------      ----------      ----------
Expenses:
     General and administrative...............................................           3,743           1,819             870
     Depreciation.............................................................          50,798          26,544           5,232
     Taxes, insurance and other...............................................          23,093          13,897           2,563
     Interest expense.........................................................          28,792           9,803           2,004
     Minority interest in Operating Partnership...............................           5,817           5,590           3,131
     Minority interest in other partnerships..................................            573
                                                                                    ----------      ----------      ----------

                  Total expenses..............................................        112,816          57,653           13,800
                                                                                    ----------     -----------       ---------

Income before extraordinary charge............................................          63,835          43,291          12,191

Extraordinary charge from write off of deferred financing fees................            185           2,354
                                                                                    ----------      ----------      ----------
Net income....................................................................          63,650          40,937          12,191

Preferred dividends...........................................................         11,797           7,734
                                                                                    ----------      ----------      ----------

Net income applicable to common shareholders..................................      $  51,853       $  33,203        $  12,191
                                                                                    ==========      ==========       =========

Per common share data:
    Basic:
     Net income applicable to common shareholders
          before extraordinary charge.........................................         $  1.67         $  1.54         $  1.71
     Extraordinary charge.....................................................          ( 0.01)         ( 0.10)
                                                                                       -------         -------         -------

     Net income applicable to common shareholders.............................         $  1.66         $  1.44         $  1.71
                                                                                       =======         =======         =======

     Weighted average common shares outstanding...............................          31,269          23,023           7,137
                                                                                       =======         =======         =======

    Diluted:
     Net income applicable to common shareholders
          before extraordinary charge.........................................         $  1.65         $  1.53         $  1.69
     Extraordinary charge.....................................................           (0.01)         ( 0.10)
                                                                                       -------         -------         -------

     Net income applicable to common shareholders.............................        $   1.64         $  1.43          $ 1.69
                                                                                       =======         =======         =======

     Weighted average common shares outstanding...............................          31,610          23,218           7,199
                                                                                       =======         =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                            FELCOR SUITE HOTELS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          COMMON STOCK
                                                        ----------------                    UNEARNED
                                                        NUMBER                ADDITIONAL    OFFICERS'
                                       PREFERRED          OF                   PAID-IN    AND DIRECTORS'
                                         STOCK          SHARES    AMOUNT       CAPITAL     COMPENSATION
                                         -----          ------    ------       -------     ------------
BALANCE AT DECEMBER 31, 1994                             4,690      $   47   $     69,776
Issuance of common shares, net of
      offering expenses and allocation to
      minority interest                                 16,411         164        393,009
Issuance of officers' and directors'
      shares                                                34                        739       $   (631)
Distributions/dividends declared:
   $1.84 per common share
Amortization of unearned officers' and
   directors' compensation                                                                            158
Net income
                                         --------       ------        ----    -----------        --------
BALANCE AT DECEMBER 31, 1995                            21,135         211        463,524           (473)
Issuance of common shares, net of
   offering expenses and allocation to
   minority interest                                     1,913          19         38,911
Issuance of officers' and directors'
   shares                                                   53           1          1,486         (1,487)
Conversion of Operating Partnership
   units to common shares                                  401           4          8,159
Issuance of 6,050 shares of preferred
   stock, net of offering expenses       $151,250                                 (6,998)
Distributions/dividends declared:
   $1.92 per common share
   $1.2783 per preferred share
Amortization of unearned officers' and
   directors' compensation                                                                            506
Net income
                                         --------       ------        ----    -----------        --------
BALANCE AT DECEMBER 31, 1996              151,250       23,502         235        505,082         (1,454)
Issuance of common shares, net of
   offering expenses and allocation to
   minority interest                                    14,200         142        495,911
Repurchase of common shares
   held in treasury
Issuance of officers' and directors' shares                 44           1          1,317         (1,317)
Conversion of Operating Partnership
   units to common shares                                   25                        599
Stock options exercised                                     31                        592
Distributions/dividends declared:
     $2.10 per common share
     $1.95 per preferred share

Amortization of unearned officers' and
         directors' compensation                                                                    1,017
Net income
                                         --------       ------        ----    -----------        --------
BALANCE AT DECEMBER 31, 1997             $151,250       37,802        $378    $ 1,003,501         $(1,754)
                                         ========       ======        ====    ===========        ========



                                              DISTRIBUTIONS                    TOTAL
                                              IN EXCESS OF      TREASURY    SHAREHOLDERS'
                                                EARNINGS         STOCK         EQUITY
                                                --------         -----         ------
BALANCE AT DECEMBER 31, 1994                   $   (568)                  $    69,255
Issuance of common shares, net of
      offering expenses and allocation to
      minority interest                                                       393,173
Issuance of officers' and directors'
      shares                                                                      108
Distributions/dividends declared:
   $1.84 per common share                       (13,499)                      (13,499)
Amortization of unearned officers' and
   directors' compensation                                                        158
Net income                                       12,191                        12,191
                                              ---------      ---------    -----------
Balance at December 31, 1995                     (1,876)                      461,386
Issuance of common shares, net of
   offering expenses and allocation to
   minority interest                                                           38,930
Issuance of officers' and directors'
   shares
Conversion of Operating Partnership
   units to common shares                                                       8,163
Issuance of 6,050 shares of preferred
   stock, net of offering expenses                                            144,252
Distributions/dividends declared:
   $1.92 per common share                       (44,514)                      (44,514)
   $1.2783 per preferred share                   (7,734)                       (7,734)
Amortization of unearned officers' and
   directors' compensation                                                        506
Net income                                       40,937                        40,937
                                              ---------      ---------    -----------
Balance at December 31, 1996                    (13,187)                      641,926
Issuance of common shares, net of
   offering expenses and allocation to
   minority interest                                                          496,053
Repurchase of common shares
   held in treasury                                          $ (41,106)       (41,106)
Issuance of officers' and directors' shares                                         1
Conversion of Operating Partnership
   units to common shares                                                         599
Stock options exercised                                                           592
Distributions/dividends declared:
     $2.10 per common share                     (72,437)                      (72,437)
     $1.95 per preferred share
                                                (11,797)                      (11,797)
Amortization of unearned officers' and
         directors' compensation                                                1,017
Net income                                       63,650                        63,650
                                              ---------      ---------    -----------
Balance at December 31, 1997                  $ (33,771)     $ (41,106)   $ 1,078,498
                                              =========      =========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                                           1997            1996           1995
                                                                                           ----            ----           ----
Cash flows from operating activities:
     Net income..................................................................     $    63,650     $   40,937     $   12,191
     Adjustments to reconcile net income to net cash provided
        by operating activities, net of effects of acquisitions:
        Depreciation............................................................           50,798         26,544          5,232
        Amortization of deferred financing fees and organization costs...........           1,468            554            228
        Amortization of unearned officers' and directors' compensation...........           1,017            506            158
        Equity in income from unconsolidated entities............................          (6,963)        (2,010)          (513)
        Extraordinary charge for write off of deferred financing fees............             185          2,354
        Fully vested officer stock grant.........................................                                           108
        Minority interest in Operating Partnership...............................           5,817          5,590          3,131
        Minority interest in other partnerships..................................             573
     Changes in assets and liabilities:
        Due from Lessee..........................................................         (13,382)        (3,130)        (1,137)
        Deferred financing fees..................................................          (8,825)        (4,484)        (1,072)
        Deferred costs and other assets..........................................          (1,175)           353        (2,064)
        Accrued expenses and other liabilities...................................           4,315            280            741
                                                                                      -----------     ----------     ----------
                  Net cash flow provided by operating activities.................          97,478         67,494         17,003
                                                                                      -----------     ----------     ----------
Cash flows from investing activities:
        Acquisition of hotels....................................................        (574,100)      (365,907)      (219,164)
        Prepayments under purchase agreements....................................                                       (21,701)
        Acquisition of unconsolidated entities...................................         (65,271)       (43,424)       (13,166)
        Improvements and additions to hotels.....................................         (52,700)       (71,051)        (5,166)
          Cash distributions from unconsolidated entities........................           4,211         1,954
                                                                                      -----------     ----------     ----------
                    Net cash flow used in investing activities...................        (687,860)      (478,428)      (259,197)
                                                                                      -----------     ----------     ----------
Cash flows from financing activities:
        Proceeds from borrowings.................................................         679,144        303,350        128,600
        Repayment of borrowings..................................................        (445,900)      (193,954)      (129,850)
        Proceeds from sale of common stock.......................................         516,700         44,978        426,502
        Proceeds from sale of preferred stock....................................                        151,250
        Costs associated with public offerings...................................         (27,600)        (6,998)       (27,874)
        Purchase of treasury stock...............................................         (41,106)
        Proceeds from sale of partnership units..................................                                        25,000
        Proceeds from exercise of stock options..................................             592
        Distributions paid to limited partners...................................          (6,026)        (5,353)        (2,993)
        Distributions paid to common shareholders................................         (63,875)       (36,583)       (11,488)
        Dividends paid to preferred shareholders.................................         (11,797)        (4,784)
                                                                                      -----------     ----------     ----------
                   Net cash flow provided by financing activities................         600,132        251,906        407,897
                                                                                      -----------     ----------     ----------
Net change in cash and cash equivalents..........................................           9,750       (159,028)       165,703
Cash and cash equivalents at beginning of years..................................           7,793        166,821          1,118
                                                                                      -----------     ----------     ----------
Cash and cash equivalents at end of years........................................     $    17,543     $    7,793     $  166,821
                                                                                      ===========     ==========     ==========
Supplemental cash flow information - interest paid...............................     $    21,414     $    9,168     $    1,467
                                                                                      ===========     ==========     ==========



The accompanying notes are an integral part of these consolidated financial statements.

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         FelCor Suite Hotels, Inc., ("FelCor") is a real estate investment trust ("REIT") which at December 31, 1997, owned interests in 73 hotels with an aggregate of 17,933 suites/rooms (collectively the "Hotels") through its 92.7% general partner interest in FelCor Suites Limited Partnership ("the Operating Partnership") and its consolidated subsidiaries (collectively, the "Company"). FelCor is the sole general partner of the Operating Partnership. The Company owns 100% equity interests in 55 of the hotels (13,430 suites/rooms), a 90% or greater interest in partnerships owning four hotels (1,041 suites) and 50% interests in separate unconsolidated entities that own fourteen hotels (3,462 suites). At December 31, 1997, 52 of the Hotels were operated as Embassy Suites(R) hotels, 13 as Doubletree Guest Suites(R) hotels, five as Sheraton(R) hotels, two as Sheraton Suites hotels, and one as a Hilton Suites(R) hotel. The Hotels are located in 27 states, with 31 hotels in California, Florida and Texas. The following table provides certain information regarding the Company's Hotels acquired through December 31, 1997:


                                    NUMBER OF HOTELS                NUMBER OF
                                        ACQUIRED                  SUITES/ROOMS
                                    ----------------              ------------
      1994                                  7                         1,730
      1995                                 13                         2,649
      1996                                 23                         5,769
      1997
        1st Quarter                        15                         3,446
        2nd Quarter                         9                         2,715
        3rd Quarter                         4                         1,000
        4th Quarter                         2                           447
                                           --                        ------
                                           73                        17,756
                                           ==
Additional suites constructed                                           177
                                                                     ------
                                                                     17,933
                                                                     ======

         The Company leases all of the Hotels to DJONT Operations, L.L.C. or a consolidated subsidiary thereof (collectively the "Lessee") under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board of Directors and Chief Executive Officer of the Company, respectively, beneficially own a 50% voting equity interest in the Lessee. The remaining 50% non-voting equity interest is beneficially owned by the children of Charles N. Mathewson, a director of and major initial investor in the Company. The Lessee has entered into management agreements pursuant to which, at December 31, 1997, 63 of the Hotels were managed by subsidiaries of Promus Hotel Corporation ("Promus"), seven of the Hotels are managed by subsidiaries of ITT Sheraton Corporation ("Sheraton"), and three of the Hotels are managed by two independent management companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation -- The consolidated financial statements include the accounts of FelCor, the Operating Partnership and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Use of Estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Fair Value of Financial Instruments -- Statement of Financial Accounting Standards ("SFAS") 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the Company reports the carrying amount of cash and cash equivalents, amounts due from the Lessee, accounts payable and accrued

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

         The Company periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investment in Hotels.

         Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts, and the related gain or loss is included in operations.

         Investment in Unconsolidated Entities --The Company owns a 50% interest in various partnerships or limited liability companies in which the partners jointly make all material decisions concerning the business affairs and operations. Accordingly, the Company does not control the entities and carries its investment in unconsolidated entities at cost, plus its equity in net earnings, less distributions received since the date of acquisition. Equity in net earnings is being adjusted for the straight-line amortization, over a 40 year period, of the difference between the Company's cost and its proportionate share of the underlying net assets at date of acquisition.

         Cash and Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

         Deferred Expenses -- Deferred expenses are recorded at cost and consist of the following at December 31, 1997 and 1996 (in thousands):

                                                                        1997         1996
                                                                        ----         ----
Organization costs...............................................      $   349     $   349
Deferred financing fees..........................................       12,231       3,250
                                                                       --------    -------
                                                                        12,580       3,599
Accumulated amortization.........................................       (1,987)       (364)
                                                                       --------    --------
                                                                       $ 10,593      $3,235
                                                                       ========    ========

         Amortization of organization costs is computed using the straight-line method over three to five years. Amortization of deferred financing fees is computed using the interest method over the maturity of the notes.

         Revenue Recognition -- Percentage lease revenue is recognized when earned from the Lessee under the Percentage Lease agreements. The Lessee is in compliance with its obligations under the Percentage Leases.

         Net Income Per Common Share -- The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the fourth quarter of 1997, which established new standards for computing and presenting

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

earnings per share and requires restatement of prior years' comparative amounts. Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.

         Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common stock equivalents represent shares issuable upon assumed exercise of stock options.

         Net income applicable to common shareholders before extraordinary charges for both basic earnings per share and diluted earnings per share includes a deduction for preferred dividends of $11.8 million and $7.7 million for the years ended December 31, 1997 and 1996 respectively. Weighted average common shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of employee stock options and unvested officer restricted stock grants of 341 thousand, 195 thousand and 62 thousand shares at December 31, 1997, 1996 and 1995 respectively.

         At December 31, 1997 and 1996 the Company's convertible preferred stock if converted to common shares would be anti-dilutive, accordingly the convertible preferred stock is not assumed to be converted in the computation of diluted earnings per share.

         Distributions and Dividends -- The Company pays regular quarterly distributions on its common stock which are dependent on receipt of quarterly distributions from the Operating Partnership to FelCor and the limited partners in the Operating Partnership. Additionally, the Company pays regular quarterly dividends on preferred stock in accordance with its preferred stock dividend requirements.

         Minority Interest in Operating Partnership -- Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

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

         Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. Distributions made in 1997 and 1996 represent approximately a 6.0% and 11.5% return of capital, respectively, for federal income tax purposes.

                            FELCOR SUITE HOTELS, INC.

3.  INVESTMENT IN HOTELS

         Investment in hotels at December 31, 1997 and 1996 consist of the following (in thousands):

                                                                           1997      1996
                                                                           ----      ----
Land..........................................................     $    157,554    $   89,106
Building and improvements.....................................        1,257,247       744,758
Furniture, fixtures and equipment.............................          147,923        77,526
Construction in progress......................................           14,440        25,019
                                                                   ------------    ----------
                                                                      1,577,164       936,409
Accumulated depreciation......................................          (87,400)      (36,718)
                                                                   ------------    ----------
                                                                   $  1,489,764    $  899,691
                                                                   ============    ==========

4.  INVESTMENT IN UNCONSOLIDATED ENTITIES

         The Company owned 50% interests in separate partnerships or limited liability companies owning fourteen hotels, a parcel of undeveloped land and a condominium management company at December 31, 1997, five hotels, a parcel of undeveloped land and a condominium management company at December 31, 1996 and one hotel at December 31, 1995. The Company is accounting for its investments in these unconsolidated entities under the equity method.

Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                       1997           1996
                                                                       ----           ----
Balance sheet information:
     Investment in hotels...................................         $256,032      $ 110,394
     Non-recourse mortgage debt.............................         $138,956      $  49,402
     Equity.................................................         $126,324      $  91,156

                                                                          YEAR ENDED DECEMBER 31,
                                                                         --------------------------
Statement of operations information:                                     1997       1996       1995
                                                                         ----       ----       ----
     Percentage lease revenue...............................        $  47,720     $  9,974   $  1,420
     Net income.............................................        $  17,044     $  4,366   $  1,050

5.  DEBT AND CAPITAL LEASE OBLIGATIONS

         Debt at December 31, 1997 and 1996 consists of the following (in thousands):

                                                                          DECEMBER 31,
                                                                       ------------------
                                                                       1997          1996
                                                                       ----          ----
Senior unsecured notes, net of discount......................         $298,145
Line of Credit...............................................          136,000      $115,000
Term loan....................................................                         85,000
Renovation loan..............................................           25,000        25,000
Collateralized mortgage note.................................            5,931
Other........................................................              650         1,550
                                                                      --------      --------
                                                                      $465,726      $226,550
                                                                      ========      ========

         On October 1, 1997 the Company completed the private placement of $300 million in aggregate principal amount of its long term senior unsecured notes. The notes were issued in two maturities, consisting of $175 million of 73/8% senior notes due 2004 priced at 99.489% to yield 7.47% and $125 million of 75/8% senior notes due 2007 priced at 99.209% to

                            FELCOR SUITE HOTELS, INC.

5.  DEBT AND CAPITAL LEASE OBLIGATIONS -- (CONTINUED)

yield 7.74%. The discount on the $300 million senior notes accrete using the interest method over the maturity of the notes.

         The Company has an unsecured line of credit facility ("Line of Credit") of up to $550 million which matures on October 1, 2000. Interest payable on borrowings under the Line of Credit is variable, determined from a ratings and leverage-based pricing matrix, and is currently set at LIBOR (5.71875% at December 31, 1997) plus 140 basis points. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 20 basis points. The Company paid unused commitment fees of approximately $560,000 and $164,000 during 1997 and 1996, respectively. For the years ended December 31, 1997 and 1996, the Company paid interest on its Line of Credit at the weighted average interest rate of 7.6% and 7.4%, respectively. Up to 10% of the amount available under the Line of Credit may be used for general corporate or working capital purposes. The total amount available under the Line of Credit is limited to 50% of the aggregate value of the Company's eligible hotels, which generally includes hotels that are unencumbered. At December 31, 1997, the aggregate amount borrowed under the Line of Credit was $136 million. Assuming the Company purchases qualifying hotel assets, it would have up to an additional $414 million available under the existing Line of Credit. The agreements governing the Line of Credit also contain various negative and affirmative covenants, including limitations on total indebtedness, total secured indebtedness and cash distributions, as well as obligations to maintain a certain minimum tangible net worth and certain interest and debt service coverage ratios. At December 31, 1997, the Company was in compliance with all such covenants.

         The Company has a $25 million loan facility ("Renovation Loan") which is guaranteed by Promus, bears interest at LIBOR plus 45 basis points, requires monthly interest payments, and quarterly principal payments of $1.25 million beginning June 1999 and matures in June 2000. The weighted average interest rate for 1997 and 1996 was 6.4% and 6.1%, respectively.

         On December 4, 1997, the Company assumed an existing collateralized mortgage note when it acquired the Dayton, Ohio Doubletree Guest Suites hotel. The mortgage note bears interest at 10.22 % per annum, requires monthly installment payments and matures on March 31, 2003. The outstanding principal balance at December 31, 1997 was approximately $5.9 million. The note prohibits any prepayment of the outstanding principal before May 1, 1998 upon which there is a prepayment penalty fee of at least 1% of the then outstanding principal balance.

         Under its loan agreements, the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at December 31, 1997.

         Future scheduled principal payments on debt at December 31, 1997 are as follows (in thousands):

YEAR
1998............................................................     $     116
1999............................................................         3,879
2000............................................................       157,393
2001............................................................           158
2002............................................................           175
2003 and thereafter.............................................       305,860
                                                                     ---------
                                                                       467,581
Discount accretion over term....................................        (1,855)
                                                                     ----------
                                                                     $ 465,726
                                                                     =========

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into two separate interest rate swap agreements. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt without an exchange of the underlying principal amount and effectively

                            FELCOR SUITE HOTELS, INC.

5.  DEBT AND CAPITAL LEASE OBLIGATIONS -- (CONTINUED)

convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at December 31, 1997 are summarized in the following table:

                                                          SWAP RATE
                                                          RECEIVED
                         SWAP RATE        EFFECTIVE     (VARIABLE) AT       SWAP
  NOTIONAL AMOUNT       PAID (FIXED)     FIXED RATE       12/31/97         MATURITY
  --------------        -----------      ----------      ------------      --------
$50 million              6.11125%         7.51125%        5.78125%       October 1999
$25 million              5.95500%         7.35500%        5.75000%       November 1999

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

         Capital lease obligations at December 31, 1997 and 1996 consists of the following (in thousands):

                                                                        DECEMBER 31,
                                                                   ---------------------
                                                                   1997             1996
                                                                   ----             ----
Capital land and building lease obligations.................    $   9,330       $   9,675
Capital equipment lease obligations.........................        1,763           3,200
                                                                ---------       ---------
                                                                $  11,093       $  12,875
                                                                =========       =========

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

         The Company has assumed various capital equipment leases associated with hotels purchased. These capital leases are generally for telephones and televisions and vary in remaining terms from one year to four years.

         Minimum future lease payments under capital leases at December 31, 1997 are as follows (in thousands):

YEAR
----
1998....................................................................        $  2,820
1999....................................................................           1,502
2000....................................................................           1,336
2001....................................................................           1,217
2002....................................................................           1,217
2003 and thereafter.....................................................          10,552
                                                                                --------
                                                                                  18,644
Executory costs.........................................................            (788)
Imputed interest........................................................          (6,763)
                                                                                --------
Present value of net minimum lease payments.............................        $ 11,093
                                                                                ========

         Included in investment in hotels at December 31, 1997 and 1996, are assets under capital leases with a net book value of approximately $10.7 million and $12.5 million, respectively.

                            FELCOR SUITE HOTELS, INC.

6.  CAPITAL STOCK

         On October 22, 1997, the Company announced shareholder approval of an amendment to the Company's Charter increasing the number of authorized shares of common stock from 50 million shares to 100 million shares.

         As of December 31, 1997 the Company had approximately $332.1 million of common stock, preferred stock, debt securities and/or common stock warrants available for offerings under two shelf registration statements declared effective in 1996 and 1997.

Preferred Stock

         The Board of Directors is authorized to provide for the issuance of up to 10,000,000 shares of Preferred Stock in one or more series, to establish the number of shares in each series and to fix the designation, powers preferences, and rights of each such series and the qualifications, limitations or restrictions thereof. In 1996, the Company issued its $1.95 Series A Cumulative Preferred Stock ("Series A Preferred Stock") at $25 per share. The Series A Preferred Stock bears an annual dividend equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A Preferred Stock is then convertible. Each share of the Series A Preferred Stock is convertible at the shareholder's option to 0.7752 shares of common stock, subject to certain adjustments, and may not be redeemed by the Company before April 30, 2001. At December 31, 1997, all dividends then payable on the Preferred Stock had been paid.

Operating Partnership Units

         The outstanding units of limited partnership interest in the Operating Partnership ("Units") are redeemable at the option of the holder for a like number of shares of Common Stock or, at the option of the Company, for the cash equivalent thereof.

         In 1997, an aggregate of 139,286 Units were issued to sellers in conjunction with the purchases of interests in one hotel and, in 1996, an aggregate of 491,703 Units were issued to sellers in conjunction with the purchase of interests in four hotels.

7.  TAXES, INSURANCE AND OTHER

         Taxes, insurance and other is comprised of the following for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                     1997            1996        1995
                                                                                     ----            ----        ----
Real estate and personal property taxes.........................................     $18,976      $11,110       $2,233
Property insurance..............................................................       1,627        1,312          155
Land lease expense..............................................................       1,610          952
State franchise taxes...........................................................         718          472          175
Other...........................................................................         162           51
                                                                                     -------      -------       ------
         Total taxes, insurance and other.......................................     $23,093      $13,897       $2,563
                                                                                     =======      =======       ======

8.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

         At December 31, 1997 the Company owned interests in 52 Embassy Suites hotels, 13 Doubletree Guest Suites hotels, five Sheraton hotels, two Sheraton Suites hotels and one Hilton Suites hotel. The Embassy Suites hotels and the Hilton Suites hotel operate pursuant to franchise license agreements, which require the payment of fees based on a percentage of suite revenue. These fees are paid by the Lessee. There are no separate franchise license agreements for the Doubletree Guest Suites hotels, Sheraton hotels or Sheraton Suites hotels, which rights are included in the management agreements.

                            FELCOR SUITE HOTELS, INC.

8.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         The Lessee generally pays the Hotel managers a base management fee based on a percentage of suite revenue and an incentive management fee based on the Lessee's income before overhead expenses for each hotel. In certain instances, the hotel managers have subordinated fees and committed to make subordinated loans to the Lessee, if needed, to meet its rental and other obligations under the Percentage Leases.

         The Company is to receive rental income from the Lessee under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels), 2006 (19 hotels) and 2007 (21 hotels). The rental income under the Percentage Leases between the 14 unconsolidated entities, of which the Company owns 50%, and the Lessee is payable to the respective partnerships and as such is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) to the Company under these noncancellable operating leases at December 31, 1997 is as follows (in thousands):

YEAR
1998...................................................................          $ 108,182
1999...................................................................            108,182
2000...................................................................            108,182
2001...................................................................            108,182
2002...................................................................            108,182
2003 and thereafter....................................................            385,106
                                                                                 ---------
                                                                                  $926,016
                                                                                 =========

         The Percentage Lease revenue is based on a percentage of suite revenues, food and beverage revenues, and food and beverage rents of the Hotels. Both the base rent and the threshold suite revenue in each lease computation are subject to adjustments for changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year, for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 1998, 1997 and 1996 were 0.50%, 1.42% and 0.73% respectively.

         Under the Percentage Leases, the Operating Partnership is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the Hotels, and to set aside 4% of suite revenues per month, on a cumulative basis, to fund capital expenditures for the periodic replacement or refurbishment of furniture, fixtures and equipment required for the retention of the franchise licenses with respect to the Hotels. Included in cash and cash equivalents at December 31, 1997 and 1996 were cash balances held by the Hotel managers for these capital expenditures of $7.3 million and $3.5 million, respectively. In addition, the Company will incur certain additional capital expenditures in connection with the conversion and upgrade of acquired hotels, which may be funded from cash on hand or borrowings under its Line of Credit.

         The Company shares the executive offices and certain employees with FelCor, Inc. and the Lessee, and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel (other than Messrs. Feldman and Corcoran, whose compensation is borne solely by the Company), office supplies, telephones and depreciation of office furniture, fixtures and equipment. Any such allocation of shared expenses to the Company must be approved by a majority of the independent directors. During 1997, 1996 and 1995, the Company paid approximately $1.3 million (approximately 38%), $807,000 (approximately 38%) and $387,000 (approximately 38%), respectively, of the allocable expenses under this agreement.

         The Company has entered into employment contracts with Messrs. Feldman and Corcoran, that will continue in effect until December 31, 1999 and, unless terminated, will be automatically renewed for successive one year terms. Each was paid a base salary of $10,000 per month in 1995 and $10,270 per month in 1996 and in 1997 Mr. Feldman received $12,500 per month and Mr. Corcoran received $16,667 per month. Effective January 1, 1998, Mr. Feldman is to receive $12,500 per month and Mr. Corcoran is to receive $20,833 per month. Additionally, the Company is required to maintain a comprehensive medical plan for such persons.

                            FELCOR SUITE HOTELS, INC.

8.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         The Company has a capital upgrade and renovation program for the Hotels and has committed approximately $55 million to be invested in 1998 under this program for those hotels which are wholly owned and approximately $11 million for the unconsolidated entities. The Company is also constructing an additional 67 suites at its Jacksonville, Florida hotel and 67 additional suites at its Orlando (North), Florida hotel at an aggregate projected cost of $10.2 million (of which $7.4 million had been spent as of December 31, 1997) with an expected completion in early 1998.

9.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of hotels. These purchases were recorded under the purchase method of accounting. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):

                                                                              1997            1996            1995
                                                                              ----            ----            ----
Assets acquired.......................................................     $ 588,053        $ 494,354       $ 221,213
Prepayments assumed...................................................                                         13,616
Liabilities assumed...................................................        (5,932)        (108,744)           (910)
Capital land lease assumed............................................                                        (10,045)
Capital equipment leases assumed......................................                         (2,823)         (1,211)
Common stock issued...................................................                         (6,000)         (3,499)
Minority interest contribution........................................        (8,021)
Units issued..........................................................                        (10,880)
                                                                           ---------        ---------       ---------
         Net cash paid................................................     $ 574,100        $ 365,907       $ 219,164
                                                                           =========        =========       =========

         The Company purchased interests in unconsolidated entities during 1997, 1996 and 1995. These unconsolidated entities separately own fourteen hotels, a parcel of undeveloped land and a condominium management company. These purchases were recorded under the equity method of accounting. The value of the assets recorded at the date of acquisition is as follows (in thousands):

                                                                              1997            1996           1995
                                                                              ----            ----           ----
Acquisition of interests in unconsolidated entities...................       $70,372         $45,992        $13,166
Units issued..........................................................       (5,101)         (2,568)
                                                                            --------         ------         -------
         Net cash paid................................................      $65,271          $43,424        $13,166
                                                                            ========         =======        =======

         Approximately $24.7 million, $16.1 million, and $3.8 million of aggregate preferred stock dividends and common stock distributions had been declared as of December 31, 1997, 1996, and 1995, respectively. These amounts were paid in January following each year.

10.  STOCK BASED COMPENSATION PLANS

         The Company sponsors two restricted stock and stock option plans, (the "Plans"). The Company applies APB Opinion 25 and related interpretations in accounting for the Plans. In 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 Accounting for Stock-Based Compensation ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to adopt these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

                            FELCOR SUITE HOTELS, INC.

10.  STOCK BASED COMPENSATION PLANS -- (CONTINUED)

Stock Options

         The Company is authorized to issue 1,950,000 shares of common stock under the Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options and restricted stock. All options have 10 year contractual terms and vest over five years (20% per year), beginning in the year following the date of grant.

         A summary of the status of the Company's nonqualified stock options as of December 31, 1997, 1996 and 1995 and the changes during the years are presented below:

                                                   1997                          1996                          1995
                                         ---------------------------  ------------------------      ----------------------------
                                                         WEIGHTED                     WEIGHTED                       WEIGHTED
                                         # SHARES OF     AVERAGE      # SHARES OF      AVERAGE      # SHARES OF      AVERAGE
                                         UNDERLYING      EXERCISE      UNDERLYING     EXERCISE       UNDERLYING      EXERCISE
                                           OPTIONS        PRICES        OPTIONS        PRICES         OPTIONS         PRICES
                                         -------------   -----------  -------------  ---------      -------------    ----------
Outstanding at beginning of the year..       1,047,500       $25.67         745,000    $23.58             400,000        $20.94
Granted...............................         742,000       $35.66         327,500    $30.08             345,000        $26.64
Exercised.............................         (31,000)      $19.11
Forfeited.............................         (98,000)      $31.56         (25,000)   $21.00
                                         -------------                -------------                 -------------
Outstanding at end of year............       1,660,500       $29.91       1,047,500    $25.67             745,000        $23.58
Exercisable at end of year............         411,500       $24.42         225,665    $22.71              86,665        $20.77

                                                OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                              ---------------------------------------------------           -------------------------------
                                 NUMBER          WGTD. AVG.                                   NUMBER
         RANGE OF             OUTSTANDING        REMAINING             WGTD AVG.            EXERCISABLE        WGTD. AVG.
      EXERCISE PRICES         AT 12/31/97           LIFE            EXERCISE PRICE          AT 12/31/97      EXERCISE PRICE
      ---------------         -----------          -----            --------------          -----------      --------------
$18.75 to $30.00                 962,000            7.61                $25.47                383,000       $23.95
$30.50 to $38.56                 698,500            9.41                $36.03                 28,500       $30.81
----------------                --------            ----                ------                -------       ------
$18.75 to $38.56               1,660,500            8.36                $29.91                411,500       $24.42

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 8.00%; risk free interest rates are different for each grant and range from 5.6% to 6.2%; the expected lives of options are 6 years; and volatility of 22.7% for 1997 grants and 24.4% for all grants issued in 1996 and 1995. The weighted average fair value of options granted during 1997, 1996 and 1995 was $4.31, $3.76 and $3.13 per share, respectively.

Restricted Stock

         A summary of the status of the Company's restricted stock grants as of December 31, 1997, 1996 and 1995 and the changes during the years are presented below:

                                                   1997                          1996                          1995
                                         ---------------------------  ------------------------      ----------------------------
                                                          WEIGHTED                    WEIGHTED                    WEIGHTED
                                                          AVERAGE                     AVERAGE                      AVERAGE
                                                        FAIR MARKET                 FAIR MARKET                  FAIR MARKET
                                                           VALUE                       VALUE                        VALUE
                                            # SHARES      AT GRANT      # SHARES      AT GRANT      # SHARES      AT GRANT
                                            --------    ------------   ---------    ----------      --------     ---------------
Outstanding at beginning of the year.....       84,500     $26.04           51,500     $24.03
Granted:
   With 5 year pro rata vesting..........       35,000     $35.00           24,500     $28.93           42,500     $24.53
   Vest 100% at grant date...............        6,000     $35.00            6,000     $30.46            9,000     $21.63
   Vest 100% within 12 months of grant...        2,500     $36.94            2,500     $28.75
Total granted............................       43,500     $35.11           33,000     $29.19           51,500     $24.03
Outstanding at end of year...............      113,000     $29.79           84,500     $26.04           51,500     $24.03
Vested at end of year....................       42,900     $26.71           23,500     $24.93            9,000     $21.63

                            FELCOR SUITE HOTELS, INC.

10.  STOCK BASED COMPENSATION PLANS -- (CONTINUED)

Pro Forma Net Income and Net Income Per Common Share

         Had the compensation cost for the Company's stock based compensation plans been determined in accordance with SFAS 123, the Company's net income and net income per common share for 1997, 1996 and 1995 would approximate the pro forma amounts below (in thousands, except per share data):


                                       AS REPORTED      PRO FORMA      AS REPORTED     PRO FORMA     AS REPORTED      PRO FORMA
                                        12/31/97        12/31/97        12/31/96       12/31/96        12/31/95       12/31/95
                                        --------        --------        --------       --------        --------       --------
SFAS 123 charge....................                      $   1,447                     $     867                       $     300
APB 25 charge......................      $   1,017                       $     507                     $     158
Net income.........................      $  51,853       $  51,423       $  33,203     $  32,843       $  12,191       $  12,049
Net income per common share........      $    1.66       $    1.64       $    1.44     $    1.42       $    1.70       $    1.69

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock based compensation plans.

11.  Lessee

         All of the Company's percentage lease revenues is derived from the Percentage Leases with the Lessee. Certain information, related to the Lessee's financial statements, is as follows (in thousands):

                                                                       DECEMBER 31,
                                                               --------------------------
                                                                1997                1996
                                                               ------               -----
Balance Sheet Information:
   Cash and cash equivalents..............................       $ 25,684        $   5,208
   Total assets...........................................       $ 54,702        $  18,471
   Due to FelCor Suite Hotels, Inc........................       $ 18,908        $   5,526
   Shareholders' deficit..................................       $ (9,075)       $  (6,403)


                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                               --------------------------------------
                                                                1997            1996             1995
                                                               ------          ------           -----
Statement of Operations Information:
   Suite revenue..........................................     $  456,614       $  234,451       $  65,649
   Percentage lease expenses..............................     $  216,990       $  107,935       $  26,945
   Net loss...............................................     $   (2,672)      $   (5,430)      $    (240)

         Messrs. Feldman and Corcoran, certain entities owning partnership interests in the Lessee and managers for certain hotels, have agreed to make loans to the Lessee of up to an aggregate of approximately $16.0 million to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of these Hotels. No such loans were outstanding at December 31, 1997.

12.  PRO FORMA INFORMATION (UNAUDITED)

         Due to the impact of the acquisition of hotels in 1997 and 1996, the historical results of operations may not be indicative of future results of operations and net income per common share.

                            FELCOR SUITE HOTELS, INC.

12.  PRO FORMA INFORMATION (UNAUDITED) -- (CONTINUED)

         The following unaudited Pro Forma Consolidated Statements of Operations for the years ended December 31, 1997 and 1996 (in thousands, except per share data) are presented as if the acquisitions of all 73 hotels owned at December 31, 1997, the private placement of $300 million of senior unsecured notes and the consummation of the 1997 and 1996 public offerings and the application of the net proceeds therefrom had occurred on January 1, 1996, and all of the hotels had been leased to the Lessee pursuant to the Percentage Leases. Such pro forma information is based in part upon the Consolidated Statements of Operations of the Company and pro forma Statements of Operations of the Lessee. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

         The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed on January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                                                                        1997           1996
                                                                                        ----           ----
Revenues:
   Percentage lease revenue.....................................................     $ 203,922      $ 177,741
     Income from unconsolidated entities........................................         6,937          4,540
                                                                                     ---------      ---------
        Total revenues..........................................................       210,859        182,281
                                                                                     ---------      ---------
Expenses:
   General and administrative...................................................         4,163          3,394
   Depreciation.................................................................        59,187         44,149
   Taxes, insurance and other...................................................        25,933         24,962
   Interest expense.............................................................        37,527         31,528
   Minority interest in Operating Partnership...................................         6,142          6,436
   Minority interest in other partnerships......................................           663            236
                                                                                     ---------      ---------
         Total expenses.........................................................       133,615        110,705
                                                                                     ---------        -------
Net income......................................................................        77,244         71,576
Preferred dividends.............................................................        11,797         11,797
                                                                                     ---------      ---------
Net income applicable to common shareholders....................................     $  65,447      $  59,779
                                                                                     =========      =========
Per common share data:
  Basic:
   Net income applicable to common shareholders.................................     $    1.79      $    1.65
                                                                                     =========      =========
   Weighted average number of common shares outstanding.........................        36,496         36,184
                                                                                     =========      =========
  Diluted:
   Net income applicable to common shareholders.................................     $    1.78      $    1.64
                                                                                     =========      =========
   Weighted average number of common shares outstanding.........................        36,838         36,379
                                                                                     =========      =========

                            FELCOR SUITE HOTELS, INC.

13.  RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income ("SFAS130") and No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), both of which are effective for fiscal years beginning after December 15, 1997.

         SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity. SFAS 131 establishes the disclosure requirements for reporting segment information. The Company believes that the adoption of SFAS 130 and 131 will not have a material impact on previously reported financial statements.

14.  Subsequent Events

         On January 15, 1998 the Company announced the closing of $114 million of fixed rate nonrecourse secured debt associated with nine Embassy Suites hotels in which the Company and Promus each own a 50% unconsolidated interest. The new debt carries a coupon of 6.988%, matures in ten years and amortizes over 25 years. The proceeds were used to repay higher interest rate debt associated with unconsolidated entities jointly owned with Promus and to repay other corporate debt.

         On February 12, 1998, the Company announced an exchange offer for the 73/8% Senior Notes due 2004 and 75/8% Senior Notes due 2007 issued and sold on October 1, 1997 in a transaction exempt from the registration requirements of the Securities Act of 1993, as amended, and accordingly are subject to certain restrictions upon transfer. The new notes offered in exchange for these notes are identical in amount and terms, except the new notes have been registered under the Securities Act pursuant to a registration statement declared effective on February 10, 1998.

         On February 17, 1998, the Company filed a $1 billion omnibus shelf registration with the Securities and Exchange Commission. This registration statement will enable the Company to provide offerings from time to time up to an additional $1 billion in securities, which may include debt securities, preferred stock, depository shares, common stock and/or common stock warrants.

         On February 17, 1998, the Company announced the acquisition of the 194-suite Doubletree Guest Suites hotel in Columbus, Ohio. The purchase price includes $14.1 million in cash and approximately 134,000 Units each valued at $37.06. The hotel is managed by a wholly owned subsidiary of Promus.

                            FELCOR SUITE HOTELS, INC.

15.  QUARTERLY OPERATING RESULTS (UNAUDITED)

         The Company's unaudited consolidated quarterly operating data for the years ended December 31, 1997 and 1996 follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareholders' equity and cash flows for a period of several years.

                                                                        FIRST           SECOND        THIRD        FOURTH
                               1997                                    QUARTER         QUARTER       QUARTER      QUARTER
                               ----                                    -------         -------       -------      -------
Revenues:
         Percentage lease revenue.................................      $ 35,370        $ 38,677    $ 48,603      $ 46,464
         Equity in income from unconsolidated entities............         1,127           2,300       2,338         1,198
         Other revenue............................................            95              76         112           291
                                                                        --------        --------    --------      --------
                           Total revenues.........................        36,592          41,053      51,053        47,953
                                                                        --------        --------    --------      --------
Expenses:
         General and administrative...............................           972             874         897         1,000
         Depreciation.............................................        10,417          11,314      14,238        14,829
         Taxes, insurance and other...............................         5,207           5,549       6,155         6,182
         Interest expense.........................................         5,601           7,313       7,183         8,695
         Minority interest in Operating Partnership...............         1,417           1,524       1,643         1,233
         Minority interest in other partnerships..................            21             121         195           236
                                                                        --------        --------    --------      --------
                           Total expenses.........................        23,635          26,695      30,311        32,175
                                                                        --------        --------    --------      --------
Income before extraordinary charge................................        12,957          14,358      20,742        15,778
Extraordinary charge from write off of deferred financing fees....                                                     185
                                                                        --------        --------    --------      --------
Net income........................................................        12,957          14,358      20,742        15,593
Preferred dividends...............................................         2,949           2,949       2,949         2,950
                                                                        --------        --------    --------      --------
Net income applicable to common shareholders......................      $ 10,008        $ 11,409    $ 17,793      $ 12,643
                                                                        ========        ========    ========      ========
Earnings per share information:
    Basic:
         Income applicable to common shareholders
         before extraordinary charge..............................      $   0.39        $   0.43    $   0.49      $   0.36
         Extraordinary charge.....................................                                                   (0.01)
                                                                        --------        --------    --------      --------
         Net income applicable to common shareholders.............      $   0.39        $   0.43    $   0.49      $   0.35
                                                                        ========        ========    ========      ========
         Weighted average number of common shares outstanding.....        25,391          26,623      36,358        36,517
                                                                        ========        ========    ========      ========
    Diluted:
         Income applicable to common shareholders
         before extraordinary charge..............................      $   0.39        $   0.42    $   0.48      $   0.35
         Extraordinary charge.....................................                                                   (0.01)
                                                                        --------        --------    --------      --------
         Net income applicable to common shareholders.............      $   0.39        $   0.42    $   0.48      $   0.34
                                                                        ========        ========    ========      ========
         Weighted average number of common shares outstanding.....        25,691          26,999      36,744        36,884
                                                                        ========        ========    ========      ========

                            FELCOR SUITE HOTELS, INC.

15.  QUARTERLY OPERATING RESULTS (UNAUDITED) -- (CONTINUED)



                                                                                 First        Second        Third        Fourth
                                1996                                            Quarter       Quarter      Quarter      Quarter
                                ----                                            --------      --------     --------     --------
Revenues:
         Percentage lease revenue .........................................     $ 23,976      $ 23,409     $ 25,263     $ 25,302
         Income from unconsolidated entities ..............................          320           165          927          598
         Other revenue ....................................................          146           628          163           47
                                                                                --------      --------     --------     --------
                           Total revenues .................................       24,442        24,202       26,353       25,947
                                                                                --------      --------     --------     --------
Expenses:
         General and administrative .......................................          382           466          458          513
         Depreciation .....................................................        4,516         5,788        7,529        8,711
         Taxes, insurance and other .......................................        3,529         3,070        3,260        4,038
         Interest expense .................................................        2,424         2,089        1,760        3,530
         Minority interest in Operating Partnership .......................        1,620         1,523        1,477          970
                                                                                --------      --------     --------     --------
                           Total expenses .................................       12,471        12,936       14,484       17,762
                                                                                --------      --------     --------     --------
Income before extraordinary charge ........................................       11,971        11,266       11,869        8,185
Extraordinary charge from write off of deferred financing fees ............                                   2,354
                                                                                --------      --------     --------     --------
Net income ................................................................       11,971        11,266        9,515        8,185
Preferred dividends .......................................................                      1,835        2,949        2,950
                                                                                --------      --------     --------     --------
Net income applicable to common shareholders ..............................     $ 11,971      $  9,431     $  6,566     $  5,235
                                                                                ========      ========     ========     ========
Earnings per share information:
    Basic:
         Net income applicable to common shareholders
            before extraordinary charge ...................................     $   0.53      $   0.41     $   0.38     $   0.22
         Extraordinary charge .............................................                                   (0.10)
                                                                                --------      --------     --------     --------
         Net income applicable to common shareholders .....................     $   0.53      $   0.41     $   0.28     $   0.22
                                                                                ========      ========     ========     ========
         Weighted average number of common shares outstanding .............       22,568        22,851       23,201       23,438
                                                                                ========      ========     ========     ========
    Diluted:
         Net income applicable to common shareholders
            before extraordinary charge ...................................     $   0.53      $   0.40     $   0.38     $   0.22
         Extraordinary charge .............................................                                   (0.10)
                                                                                --------      --------     --------     --------
         Net income applicable to common shareholders .....................     $   0.53      $   0.40     $   0.28     $   0.22
                                                                                ========      ========     ========     ========
         Weighted average number of common shares outstanding .............       22,713        23,148       23,353       23,763
                                                                                ========      ========     ========     ========

                            FELCOR SUITE HOTELS, INC.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                         Cost Capitalized Subsequent       Gross Amounts at Which
                                                 Initial Cost                   to Acquisition            Carried at Close of Period
                                        ------------------------------   -------------------------------  --------------------------
                                                Buildings   Furniture             Buildings    Furniture                 Buildings
                                                   and         and                  and          and                        and
Description of Property                  Land  Improvements  Fixtures     Land   Improvements  Fixtures      Land       Improvements
-----------------------                  ----  ------------  --------     ----   ------------  --------      ----       ------------
Birmingham, AL                         $ 2,843    $29,286    $   160         --    $   730     $ 3,174      $ 2,843        $30,015
Flagstaff, AZ                              900      6,825        268         --      1,561       1,115          900          8,386
Phoenix (Camelback), AZ                     --     38,998        613    $ 4,695        826       4,808        4,694         39,824
Phoenix (Crescent), AZ                   3,608     29,583      2,886         --         --         326        3,608         29,583
Anaheim, CA                              2,548     14,832        607         --        554       3,163        2,548         15,386
Burlingame (SF Airport So.), CA             --     39,929        818         --         60       2,998           --         39,802
Dana Point, CA                           1,787     15,545        536         --         71         883        1,787         15,616
El Segundo (LAX Airport South), CA       2,660     17,997        798         --        809       4,705        2,660         18,807
Los Angeles (LAX Airport North), CA      2,207     18,764      1,104         --         --         445        2,207         18,764
Milpitas, CA                             4,021     23,677        562         --        943       3,474        4,021         24,620
Napa, CA                                 3,287     14,205        494         --        813       2,801        3,287         15,019
Oxnard (Mandalay Beach), CA              2,930     22,125        879         --        617       4,595        2,930         22,742
So. San Francisco (Airport N.), CA       3,418     31,737        527         --        768       3,831        3,418         32,506
Avon (Beaver Creek Resort), CO           1,134      9,864        340         --        186       1,293        1,134         10,050
Boca Raton (Doubletree), FL              5,327      3,066        304         --         41       1,012        5,333          3,102
Boca Raton (Embassy), FL                 1,868     16,253        561         --        186       2,876        1,868         16,438
Deerfield Beach, FL                      4,523     29,443        918         --      1,159       3,676        4,541         30,583
Ft. Lauderdale, FL                       5,329     47,850        903         --      1,604       4,301        5,374         49,409
Jacksonville, FL                         1,130      9,608        456         --         28         865        1,130          9,636
Lake Buena Vista (Disney World), FL      2,896     25,196        869         --         --          --        2,896         25,196
Miami (Airport), FL                      4,135     24,950      1,171         --        728       4,309        4,135         25,679
Orlando (North), FL                      1,673     14,218        684         --         28         939        1,673         14,246
Orlando (South), FL                      1,632     13,870        799         --         28       1,504        1,632         13,898
Tampa (Busch Gardens), FL                  772     12,387        226         --         57         621          772         12,444
Tampa (Rocky Point), FL                  2,142     18,639        643         --         --          33        2,142         18,639
Atlanta (Airport), GA                    5,113     22,857      2,105         --         --          16        5,113         22,857
Atlanta (Buckhead), GA                   7,303     38,996      2,437         --         13          50        7,303         39,009
Atlanta (Galleria), GA                   5,052     28,507      2,526         --         --         113        5,052         28,507
Brunswick, GA                              705      6,067        247         --         --         720          705          6,067
Chicago (O'Hare), IL                     8,178     37,043      2,886         --         --          89        8,178         37,043
Deerfield, IL                            2,305     20,054        692         --        162         684        2,305         20,216
Lexington, KY                            1,955     13,604        587         --         --       1,280        1,955         13,604
Baton Rouge, LA                          2,350     19,092        525         --        521       3,322        2,350         19,612
New Orleans, LA                          2,570     22,300        895         --      3,854       2,369        2,569         26,154
Boston - Marlborough, MA                   948      8,143        325        761     12,394       4,442        1,709         20,537
Baltimore, MD                            2,568     22,433        770         --         --         505        2,568         22,433
Troy, MI                                 2,968     25,905        909         --         --         246        2,968         25,905
Bloomington, MN                          2,038     17,731        611         --         --           8        2,038         17,732
Minneapolis (Airport), MN                5,416     36,508        602         --         78       2,683        5,417         36,396
Minneapolis (Downtown), MN                 818     16,820        505         --         66       3,043          818         16,809
St. Paul, MN                             1,156     17,315        849         --         40       2,876        1,156         17,264
Raleigh/Durham, NC                       2,124     18,476        637         --         --          31        2,124         18,476
Omaha, NE                                1,877     16,328        563         --         10         140        1,877         16,338


                                Gross Amounts at Which         Accumulated      Net Book
                              Carried at Close of Period       Depreciation        Value                                Life Upon
                              --------------------------       Buildings and   Buildings and                               Which
                                       Furniture               Improvements;   Improvements;                           Depreciation
                                          and                   Furniture &     Furniture &    Date of       Date      in Statement
Description of Property                Fixtures          Total   Fixtures         Fixtures   Construction   Acquired   is Computed
-----------------------                --------          -----   --------         --------   ------------   --------   -----------
Birmingham, AL                         $ 3,334          $36,192    $ 2,188        $34,005          1987    01-03-96    5 - 40 Yrs
Flagstaff, AZ                            1,383           10,669      1,171          9,497          1988    02-16-95    5 - 40 Yrs
Phoenix (Camelback), AZ                  5,420           49,939      3,290         46,649          1985    01-03-96    5 - 40 Yrs
Phoenix (Crescent), AZ                   3,212           36,403        666         35,736          1986    06-30-97    5 - 40 Yrs
Anaheim, CA                              3,770           21,704      1,982         19,722          1987    01-03-96    5 - 40 Yrs
Burlingame (SF Airport So.), CA          4,003           43,805      3,290         40,515          1986    11-06-95    5 - 40 Yrs
Dana Point, CA                           1,419           18,822        433         18,389          1992    02-21-97    5 - 40 Yrs
El Segundo (LAX Airport South), CA       5,503           26,969      2,901         24,068          1985    03-27-96    5 - 40 Yrs
Los Angeles (LAX Airport North), CA      1,549           22,520        590         21,930          1990    02-18-97    5 - 40 Yrs
Milpitas, CA                             4,036           32,677      2,452         30,225          1987    01-03-96    5 - 40 Yrs
Napa, CA                                 3,295           21,601      1,227         20,374          1985    05-08-96    5 - 40 Yrs
Oxnard (Mandalay Beach), CA              5,474           31,146      1,984         29,162          1986    05-08-96    5 - 40 Yrs
So. San Francisco (Airport N.), CA       4,358           40,281      2,794         37,488          1988    01-03-96    5 - 40 Yrs
Avon (Beaver Creek Resort), CO           1,633           12,816        831         11,986          1989    02-20-96    5 - 40 Yrs
Boca Raton (Doubletree), FL              1,316            9,750        598          9,152          1989    11-15-95    5 - 40 Yrs
Boca Raton (Embassy), FL                 3,436           21,743      1,700         20,043          1989    02-28-96    5 - 40 Yrs
Deerfield Beach, FL                      4,593           39,718      2,643         37,075          1987    01-03-96    5 - 40 Yrs
Ft. Lauderdale, FL                       5,204           59,986      3,870         56,117          1986    01-03-96    5 - 40 Yrs
Jacksonville, FL                         1,321           12,088      1,648         10,440          1986    07-28-94    5 - 40 Yrs
Lake Buena Vista (Disney World), FL        869           28,960        335         28,626          1987    07-28-97    5 - 40 Yrs
Miami (Airport), FL                      5,479           35,293      2,793         32,500          1987    01-03-96    5 - 40 Yrs
Orlando (North), FL                      1,624           17,543      2,568         14,974          1985    07-28-94    5 - 40 Yrs
Orlando (South), FL                      2,303           17,832      2,581         15,251          1985    07-28-94    5 - 40 Yrs
Tampa (Busch Gardens), FL                  848           14,063        804         13,260          1985    11-15-95    5 - 40 Yrs
Tampa (Rocky Point), FL                    676           21,458        248         21,210          1986    07-28-97    5 - 40 Yrs
Atlanta (Airport), GA                    2,121           30,091        498         29,593          1986    06-30-97    5 - 40 Yrs
Atlanta (Buckhead), GA                   2,487           48,799      1,707         47,092          1988    10-17-96    5 - 40 Yrs
Atlanta (Galleria), GA                   2,639           36,198        610         35,588          1990    06-30-97    5 - 40 Yrs
Brunswick, GA                              967            7,739        631          7,108          1988    07-19-95    5 - 40 Yrs
Chicago (O'Hare), IL                     2,975           48,196        757         47,439          1994    06-30-97    5 - 40 Yrs
Deerfield, IL                            1,376           23,897      1,006         22,891          1987    06-20-96    5 - 40 Yrs
Lexington, KY                            1,866           17,425      1,059         16,366          1987    01-10-96    5 - 40 Yrs
Baton Rouge, LA                          3,847           25,810      1,920         23,890          1985    01-03-96    5 - 40 Yrs
New Orleans, LA                          3,265           31,989      2,932         29,057          1984    12-01-94    5 - 40 Yrs
Boston - Marlborough, MA                 4,767           27,014      1,292         25,721          1988    06-30-95    5 - 40 Yrs
Baltimore, MD                            1,275           26,276        621         25,655          1987    03-20-97    5 - 40 Yrs
Troy, MI                                 1,155           30,028        700         29,329          1987    03-20-97    5 - 40 Yrs
Bloomington, MN                            619           20,389        471         19,918          1980    02-01-97    5 - 40 Yrs
Minneapolis (Airport), MN                3,475           45,288      3,060         42,228          1986    11-06-95    5 - 40 Yrs
Minneapolis (Downtown), MN               3,625           21,252      2,018         19,234          1984    11-15-95    5 - 40 Yrs
St. Paul, MN                             3,815           22,236      2,251         19,985          1983    11-15-95    5 - 40 Yrs
Raleigh/Durham, NC                         668           21,267        246         21,022          1987    07-28-97    5 - 40 Yrs
Omaha, NE                                  703           18,918        436         18,481          1973    02-01-97    5 - 40 Yrs

                            FELCOR SUITE HOTELS, INC.

                                                                         Cost Capitalized Subsequent       Gross Amounts at Which
                                                 Initial Cost                   to Acquisition            Carried at Close of Period
                                        ------------------------------   -------------------------------  --------------------------
                                                Buildings   Furniture             Buildings    Furniture                 Buildings
                                                   and         and                  and          and                        and
Description of Property                  Land  Improvements  Fixtures     Land   Improvements  Fixtures      Land       Improvements
-----------------------                  ----  ------------  --------     ----   ------------  --------      ----       ------------

Piscataway, NJ                          1,755       17,563          527       --         463       2,296       1,755       18,026
Syracuse, NY                            1,597       14,812        1,330       --          --          --       1,597       14,812
Cleveland, OH                           1,755       15,329          527       --       1,259       1,511       1,755       16,588
Dayton, OH                              1,140        9,924          342       --          --          --       1,140        9,924
Tulsa, OK                                 525        7,344        3,117       --         140       1,644         525        7,483
Philadelphia (Society Hill), PA         4,542       45,121        1,536       --          --          --       4,542       45,121
Myrtle Beach (Kingston
Plantation), SC                         2,940       24,988        1,470       --         268         832       2,940       25,256
Nashville (Airport), TN                 1,073        9,331          322       --          20       1,073       9,331          341
Nashville, TN                           1,118        9,506          961       --          28       1,222       1,118        9,534
Austin (Downtown), TX                   2,508       21,908          752       --         137       2,508      21,908          890
Corpus Christi, TX                      1,112        9,618          390       51          --       1,461       1,164        9,618
Dallas (Love Field), TX                 1,934       16,674          757       --         168       1,177       1,934       16,841
Dallas (Market Center), TX              2,619       24,298        2,182       --          --          --       2,619       24,298
Dallas (Park Central ES), TX            1,497       12,722          647       --          28       1,415       1,497       12,750
Dallas (Park Central SH), TX            4,513       43,125        2,507       --          --         195       4,513       43,125
Burlington, VT                          3,136       27,283          941       --          --          --       3,136       27,283
                                    ---------   ----------     --------  -------    --------    --------   ---------   ----------
Total                               $ 151,978   $1,226,572     $ 55,105  $ 5,507    $ 31,289    $ 92,274   $ 157,554   $1,257,247
                                    =========   ==========     ========  =======    ========    ========   =========   ==========


                               Gross Amounts at Which           Accumulated      Net Book
                             Carried at Close of Period        Depreciation        Value                                Life Upon
                             --------------------------        Buildings and   Buildings and                               Which
                                       Furniture               Improvements;   Improvements;                           Depreciation
                                          and                   Furniture &     Furniture &    Date of       Date      in Statement
Description of Property                Fixtures        Total     Fixtures         Fixtures   Construction   Acquired   is Computed
-----------------------                --------        -----     --------         --------   ------------   --------   -----------

Piscataway, NJ                             2,822       22,603        1,343        21,260         1988      01-10-96     5 - 40 Yrs
Syracuse, NY                               1,331       17,739          318        17,421         1989      06-30-97     5 - 40 Yrs
Cleveland, OH                              2,037       20,380        1,237        19,143         1990      11-17-95     5 - 40 Yrs
Dayton, OH                                   342       11,406       11,406                       1987      12-30-97     5 - 40 Yrs
Tulsa, OK                                  4,762       12,770        4,673         8,097         1985      07-28-94     5 - 40 Yrs
Philadelphia (Society Hill), PA            1,536       51,199          361        50,838         1986      10-01-97     5 - 40 Yrs
Myrtle Beach (Kingston
Plantation), SC                            2,302       30,498          945        29,553         1987      12-05-96     5 - 40 Yrs
Nashville (Airport), TN                   10,745          149       10,596                       1988      06-05-97     5 - 40 Yrs
Nashville, TN                              2,183       12,836        2,911         9,925         1985      07-28-94     5 - 40 Yrs
Austin (Downtown), TX                     25,305          585       24,720                       1987      03-20-97     5 - 40 Yrs
Corpus Christi, TX                         1,852       12,634        1,222        11,412         1984      07-19-95     5 - 40 Yrs
Dallas (Love Field), TX                    1,934       20,710        1,923        18,787         1986      03-29-95     5 - 40 Yrs
Dallas (Market Center), TX                 2,183       29,100          522        28,578         1980      06-30-97     5 - 40 Yrs
Dallas (Park Central ES), TX               2,062       16,309        2,534        13,774         1985      07-28-94     5 - 40 Yrs
Dallas (Park Central SH), TX               2,702       50,340          802        49,537         1983      06-30-97     5 - 40 Yrs
Burlington, VT                               941       31,360           73        31,287         1967      12-04-97     5 - 40 Yrs
                                       ---------   ----------     --------    ----------
Total                                  $ 147,923   $1,562,724     $ 87,400    $1,475,325
                                       =========   ==========     ========    ==========



(a)      Balance at December 31, 1995        $   343,398        (b)        Balance at December 31, 1994                 $  5,026
          Additions during the period            568,073               Depreciation expense during the period              5,371
        Dispositions during the period               (81)                                                                -------
                                              ----------                   Balance at December 31, 1995                   10,397
         Balance at December 31, 1996            911,390               Depreciation expense during the period             26,321
          Additions during the period            651,334                                                                 -------
                                              ----------                    Balance at December 31, 1996                  36,718
         Balance at December 31, 1997         $1,562,724               Depreciation expense during the period             50,682
                                                                                                                         -------
                                                                           Balance at December 31, 1997                  $87,400

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
FelCor Suite Hotels, Inc.

         We have audited the accompanying consolidated balance sheets of DJONT Operations, L.L.C. as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DJONT Operations, L.L.C. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years then ended in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 13, 1998

                            DJONT OPERATIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                                 (in thousands)

                                     ASSETS
                                                                             1997          1996
                                                                           --------      --------
Cash and cash equivalents ............................................     $ 25,684      $  5,208
Accounts receivable, net .............................................       20,274         8,700
Inventories ..........................................................        3,466         2,105
Prepaid expenses .....................................................        1,307           255
Other assets .........................................................        3,971         2,203
                                                                           --------      --------
         Total assets ................................................     $ 54,702      $ 18,471
                                                                           ========      ========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade ..............................................     $  9,426      $  1,273
Accounts payable, other ..............................................        4,625         2,398
Due to FelCor Suite Hotels, Inc. .....................................       18,908         5,526
Accrued expenses and other liabilities ...............................       30,818        15,677
                                                                           --------      --------
         Total liabilities ...........................................       63,777        24,874
                                                                           --------      --------

Commitments and contingencies (Note 4)

Shareholders' equity:
Capital ..............................................................            1             1
Distributions in excess of earnings ..................................       (9,076)       (6,404)
                                                                           --------      --------
         Total shareholders' deficit .................................       (9,075)       (6,403)
                                                                           --------      --------
         Total liabilities and shareholders' equity ..................     $ 54,702      $ 18,471
                                                                           ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)



                                                                   1997           1996           1995
                                                                 ---------      ---------      ---------
Revenues:
        Suite revenue ......................................     $ 456,614      $ 234,451      $  65,649
        Food and beverage revenue ..........................        34,813         15,119          2,462
        Food and beverage rent .............................         4,393          2,334            534
        Other revenue ......................................        38,690         17,340          3,924
                                                                 ---------      ---------      ---------
                 Total revenues ............................       534,510        269,244         72,569
                                                                 ---------      ---------      ---------

Expenses:
        Property operating costs and expenses ..............       128,077         66,236         18,455
        General and administrative .........................        39,147         20,123          5,547
        Advertising and promotion ..........................        37,333         18,520          5,410
        Repair and maintenance .............................        26,236         14,453          4,010
        Utilities ..........................................        21,363         12,248          3,384
        Management and incentive fees ......................        11,879          6,077          1,561
        Franchise fee ......................................        13,407          5,693          2,473
        Food and beverage expenses .........................        33,119         15,701          2,723
        Percentage lease expenses ..........................       216,990        107,935         26,945
        Lessee overhead expenses ...........................         2,332          1,776            834
        Liability insurance ................................         3,202          1,818            468
        Conversion cost ....................................           340          2,165            297
        Other expenses .....................................         3,757          1,929            702
                                                                 ---------      ---------      ---------
                 Total expenses ............................       537,182        274,674         72,809
                                                                 ---------      ---------      ---------
Net loss ...................................................     $  (2,672)     $  (5,430)     $    (240)
                                                                 =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
          EQUITY FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)



Balance at December 31, 1994 .....................     $  (333)

Distributions declared ...........................        (200)

Net loss .........................................        (240)
                                                       -------

Balance at December 31, 1995 .....................        (773)

Distributions declared ...........................        (200)

Net loss .........................................      (5,430)
                                                       -------

Balance at December 31, 1996 .....................      (6,403)

Net loss .........................................      (2,672)
                                                       -------

Balance at December 31, 1997 .....................     $(9,075)
                                                       =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)




                                                                             1997          1996         1995
                                                                          --------      --------      --------
Cash flows from operating activities:
        Net loss ....................................................     $ (2,672)     $ (5,430)     $   (240)
        Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Changes in assets and liabilities:
             Accounts receivable ....................................      (11,574)       (5,571)       (2,003)
             Inventories ............................................       (1,361)       (1,573)         (205)
             Prepaid expenses .......................................       (1,052)           33          (262)
             Other assets ...........................................       (1,768)       (1,898)         (141)
             Due to FelCor Suite Hotels, Inc. .......................       13,382         3,130         1,137
             Accounts payable, accrued expenses and other liabilities       25,521        11,372         4,000
                                                                          --------      --------      --------
                       Net cash flow provided by operating activities       20,476            63         2,286
                                                                          --------      --------      --------
Cash flows from financing activities:
        Distributions paid ..........................................                       (200)         (200)
                                                                          --------      --------      --------
                       Net cash flow used in financing activities ...                       (200)         (200)
                                                                          --------      --------      --------
Net change in cash and cash equivalents .............................       20,476          (137)        2,086
Cash and cash equivalents at beginning of years .....................        5,208         5,345         3,259
                                                                          --------      --------      --------
Cash and cash equivalents at end of years ...........................     $ 25,684      $  5,208      $  5,345
                                                                          ========      ========      ========












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

         Hervey A. Feldman and Thomas J. Corcoran, Jr. who serve as directors and officers of FelCor Suite Hotels, Inc. (the "Company") and as managers and officers of DJONT Operations, L.L.C., a Delaware limited liability company ("DJONT"), own all of the voting Class A membership interest in DJONT (representing a 50% equity interest). All of the non-voting Class B membership interest in DJONT (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Mr. Charles N. Mathewson, a director of the Company. Each of the 73 hotels in which FelCor Suites Limited Partnership (the "Operating Partnership") had an ownership interest at December 31, 1997 (the "Hotels"), is leased to DJONT or a consolidated subsidiary thereof ("collectively, the "Lessee") pursuant to percentage leases ("Percentage Leases"). Messrs. Feldman and Corcoran and the managers of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $16.0 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. Amounts so borrowed by the Lessee, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at December 31, 1997.

         Messrs. Feldman and Corcoran have entered into an agreement with the Company pursuant to which they have agreed that through April 15, 2005, any distributions received by them from DJONT (in excess of their tax liabilities with respect to the income of DJONT) will be utilized to purchase common stock from the Company or units of limited partner interest in the Operating Partnership at then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling any stock or units so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% of DJONT, may elect to purchase common stock of the Company or Operating Partnership units upon similar terms, at its option. The independent directors of the Company may suspend or terminate such agreement at any time.

         Fifty-two of the Hotels are operated as Embassy Suites(R) hotels (of which 28 were converted from other brands), 13 are operated as Doubletree Guest Suites(R) hotels, seven are operated as Sheraton(R) hotels (five of which are upscale, full-service traditional non-suite hotels) and one is operated as a Hilton Suites(R) hotel. Sixty-three of the Hotels are managed by subsidiaries of Promus Hotel Corporation ("Promus") which, following the recent merger of Promus with Doubletree Corporation, include Doubletree Hotels Corporation and its subsidiaries ("Doubletree"). Promus is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, seven are managed by a subsidiary of ITT Sheraton Corporation ("Sheraton") and three are managed by independent management companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Fair Value of Financial Instruments -- Statement of Financial Accounting Standards 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the Lessee reports the carrying amount of cash and cash equivalents, accounts payable and accrued expenses at cost which approximates fair value due to the short maturity of these instruments.

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

                            DJONT OPERATIONS, L.L.C.

         Use of Estimates -- The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  ACCUMULATED DEFICIT

         During 1997 and 1996, the Lessee incurred net losses of approximately $2.7 million and $5.4 million and at December 31, 1997 a cumulative shareholders' deficit of approximately $9.1 million. Management's analyses indicate that a significant portion of such losses are attributable to the one-time costs of converting the Crown Sterling Suites(R) hotels to Embassy Suites and Doubletree Guest Suites, and operations of hotels during periods of substantial renovation. Such renovations are required under the terms of the related franchise agreements. In accordance with the terms of the Percentage Leases, although a portion of the suites are not available for guests to rent, the Lessee is required to pay the full required lease payment. In addition, during periods of renovation, management believes, and operating data indicates, that overall the performances of the hotels is impacted as evidenced by improved operating performances immediately following completion of renovations. Management is exploring several options to anticipate negative operating cash flow during renovations, including potential changes to the terms of leases for future renovations which might mitigate losses for the Lessee during such renovation periods.

         At December 31, 1997 the Lessee had paid all amounts then due the Company under the Percentage Leases. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholders' equity is restored. Management anticipates that future earnings will be sufficient to enable the Lessee to continue to make necessary payments when due. Management deems the Lessee to be a viable going concern and, as such, no adjustments are required to the accompanying financial statements.

4.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Lessee has future lease commitments under the Percentage Leases which expire in 2004 (7 hotels), 2005 (13 hotels), 2006 (23 hotels) and 2007 (30 hotels). Minimum future rental payments are computed based on the base rent as defined under the noncancellable operating leases and are as follows (in thousands):


                             YEAR                                          AMOUNT
                             ----                                          ------

1998..........................................................        $   135,099
1999..........................................................            135,099
2000..........................................................            135,099
2001..........................................................            135,098
2002..........................................................            135,098
2003 and thereafter...........................................            490,984
                                                                       ----------
                                                                       $1,166,477
                                                                       ==========

         The Percentage Lease expense is based on a percentage of suite revenues, food and beverage revenues and food and beverage rents of the Hotels. Both the base rent and the threshold suite revenue in each lease computation is subject to adjustments in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 1998, 1997 and 1996 are 0.50%, 1.42% and 0.73%, respectively.

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

         The Lessee typically pays a franchise fee ranging from 4% to 5% of suite revenue, and marketing and reservation fees ranging from 1% to 3.5% of suite revenue. In the cases where there is not a separate franchise agreement, the right to use the brand name is included in the management agreement. Base management fees typically range from 2% to 3% of applicable hotel revenues. Incentive management fees are based upon the hotel's net income before overhead and typically range from 50% to 100% subject to a maximum annual payment of between 2% and 3% of total revenues. In many cases managers and franchisors have agreed to subordinate all or a portion of their fees at a specific hotel or group of hotels either for a set period of time, or until the hotel or group of hotels provides a predetermined return to the Lessee, or both.

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

         The Company shares the executive offices and certain employees with FelCor, Inc. and the Lessee, and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel (other than Messrs. Feldman and Corcoran, whose compensation is borne solely by the Company), office supplies, telephones and depreciation of office furniture, fixtures and equipment. Any such allocation of shared expenses to the Company must be approved by a majority of the independent directors. During 1997, 1996 and 1995, the Lessee paid approximately $2.1 million (approximately 61%), $1.3 million (approximately 61%) and $532,000 (approximately 52%), respectively, of the allocable expenses under this agreement.

5.  PRO FORMA INFORMATION (UNAUDITED)

         Due to the impact of the additional hotels operated by the Lessee pursuant to the Percentage Leases discussed in Note 1, historical results of operations may not be indicative of future results of operations.

         The following unaudited Pro Forma Statements of Operations for the years ended December 31, 1997 and 1996 (in thousands) are presented as if the Lessee leased and operated all Hotels owned by the Partnership at December 31, 1997, from January 1, 1996.

         The Pro Forma Statements of Operations does not purport to present what actual results of operations would have been if the 73 hotels were operated by the Lessee pursuant to the Percentage Leases from January 1, 1996 or to project results for any future period.

                            DJONT OPERATIONS, L.L.C.

                                                     1997           1996
                                                     ----           ----

Suite revenue ...............................     $ 536,780      $ 491,412
Food and beverage rent ......................         4,448          3,280
Food and beverage revenue ...................        57,825         66,619
Other revenue ...............................        45,250         35,961
                                                  ---------      ---------
         Total revenues .....................       644,303        597,272

Property operating costs and expenses .......       201,056        195,500
Other operating costs .......................       148,894        145,273
Management and franchise fees ...............        29,658         23,820
Taxes, insurance and other ..................         8,713         10,671
Percentage lease expenses ...................       254,722        224,423
Lessee overhead expenses ....................         2,332          1,540
                                                  ---------      ---------
         Net loss ...........................     $  (1,072)     $  (3,956)
                                                  =========      =========

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           -----------------------

   3.1       - Articles of Amendment and Restatement dated June 22, 1995, amending and restating the Charter of Registrant, as amended or supplemented by Articles of Merger dated June 23, 1995, Articles
               Supplementary dated April 30, 1996, Articles of Amendment dated
               August 8, 1996, Articles of Amendment dated June 16, 1997 and
               Articles of Amendment dated October 30, 1997.

   3.2       - Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (File No.
               33-98332) (the "December 1995 Registration Statement") and incorporated herein by reference).

   4.1       - Form of Share Certificate for Common Stock (filed as Exhibit
               4.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996 (the "1996 Second Quarter 10-Q) and incorporated herein by reference).

   4.2       - Indenture dated as of April 22, 1996 by and between the
               Registrant and Sun trust Bank, Atlanta, Georgia, as Trustee
               (filed as Exhibit 4.2 to the Registrant's Form 8-K dated May 1,
               1996 (the "1996 Form 8-K") and incorporated herein by reference).

   4.3       - Indenture dated as of October 1, 1997 by and among FelCor
               Suites Limited Partnership, the Registrant, the Subsidiary
               Guarantors named therein and Sun Trust Bank, Atlanta, Georgia, as
               Trustee (filed as Exhibit 4.1 to the Registration Statement on
               Form S-4 (File No. 333-39595) filed by the Registrant and the other co-registrants named therein (the "1997 Form S-4") and incorporated herein by reference).

   4.4       - Form of Share Certificate for $1.95 Series A Cumulative
               Convertible Preferred Stock (filed as Exhibit 4.4 to the 1996
               Form 8-K and incorporated herein by reference).

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

   10.1.6    - Sixth Amendment to Amended and Restated Agreement of Limited
               Partnership of the Partnership dated as of September 16, 1996, by and among the Registrant, John B. Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996 (the "1996 10-K") and incorporated herein by reference).

   10.1.7    - Seventh Amendment to Amended and Restated Agreement of Limited
               Partnership of the Partnership dated as of May 16, 1997, by and among the Registrant, PMB Associates, Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Partnership.

   10.1.8    - Eighth Amendment to Amended and Restated Agreement of Limited
               Partnership of the Partnership dated as of February 6, 1998, by and among the Registrant, Columbus/Front Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Partnership.

   10.2.1    - Form of Lease Agreement between the Partnership as Lessor and DJONT
               Operations, L.L.C. ("DJONT") as Lessee (filed as Exhibit 10.2.1 to the 1995 10-K and incorporated herein by reference).

   10.2.2    - Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Registrant through December 31, 1997.

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

   10.11     - Registration Rights Agreement dated as of November 17, 1995 between the Registrant and Cleveland Finance Associates Limited
               Partnership (filed as Exhibit 10.27 to the 1995 10-K and incorporated herein by reference).

   10.12     - Registration Rights Agreement dated as of January 3, 1996 between the Registrant and Robert E. Woolley and Charles M.
               Sweeney (filed as Exhibit 10.28 to the 1995 10-K and incorporated herein by reference).

   10.13     - Credit Agreement dated as of February 6, 1996, by and among the
               Partnership, as borrower, Holdings and the Registrant, as guarantors, and Canadian Imperial Bank of Commerce, as agent
               (filed as Exhibit 10.30 to the 1996 Form 8-K and incorporated herein by reference).

   10.14     - Third Amended and Restated Revolving Credit Agreement dated as of August 14, 1997 among the Registrant and the Partnership, as Borrower, the Lenders party thereto, The Chase Manhattan Bank, as
               Administrative Agent , and Wells Fargo Bank, National
               Association, as Documentation Agent (filed as Exhibit 10.23 to the 1997 Form S-4 and incorporated herein by reference).

   10.15     - Contract for Purchase and Sale of Hotels dated as of June 5,
               1997 by and among ITT Sheraton Corporation, Sheraton Savannah
               Corp., Sheraton Peachtree Corp., Sheraton Crescent Corp.,
               Sheraton Dallas, Corp., Sheraton Gateway Suites O'Hare Investment
               Partnership, and the Partnership (filed as Exhibit 10.24 to the Registrant's Current Report on Form 8-K dated June 4, 1997 and incorporated herein by reference).

   10.16     - Registration Rights Agreement dated as of September 26, 1997 among the Registrant, the Partnership, Morgan Stanley & Co.
               Incorporated, NationsBank Capital Markets, Inc. and Salomon
               Brothers Inc. (filed as Exhibit 10.25 to the 1997 Form S-4 and incorporated herein by reference).

   21.1      - List of Subsidiaries of the Registrant.

   23.1      - Consent of Coopers & Lybrand L.L.P.

   27        - Financial Data Schedule.