Form 10-Q
period 1998-03-31
FELCOR SUITE HOTELS INC
filed 1998-05-13
CIK 923603

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
 (State or other jurisdiction of                            (I.R.S. Employer
         incorporation or                                  Identification No.)
          organization)


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
Yes  X    No
   -----     ------

         The number of shares of Common Stock, par value $.01 per share, of FelCor Suite Hotels, Inc. outstanding on May 11, 1998 was 36,592,325.


--------------------------------------------------------------------------------

                            FELCOR SUITE HOTELS, INC.

                                      INDEX




                                                                                                                   PAGE
                                                                                                                   ----
                        PART I. -- FINANCIAL INFORMATION

Item 1.       Financial Statements..............................................................................     3
              FELCOR SUITE HOTELS, INC.
                 Consolidated Balance Sheets - March 31, 1998 (Unaudited)
                      and December 31, 1997.....................................................................     3
                 Consolidated Statements of Operations -- For the Three Months
                      Ended March 31, 1998 and 1997 (Unaudited).................................................     4
                 Consolidated Statements of Cash Flows -- For the Three Months
                      Ended March 31, 1998 and 1997 (Unaudited).................................................     5
                 Notes to Consolidated Financial Statements.....................................................     6
              DJONT OPERATIONS, L.L.C.
                 Consolidated Balance Sheets - March 31, 1998 (Unaudited)
                      and December 31, 1997.....................................................................    12
                 Consolidated Statements of Operations -- For the Three Months
                      Ended March 31, 1998 and 1997 (Unaudited).................................................    13
                 Consolidated Statements of Cash Flows -- For the Three Months
                      Ended March 31, 1998 and 1997 (Unaudited).................................................    14
                 Notes to Consolidated Financial Statements.....................................................    15
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............    17
                 General/First Quarter Highlights...............................................................    17
                 Pending Merger with Bristol....................................................................    18
                 Recent Developments............................................................................    18
                 Results of Operations..........................................................................    19
                 Liquidity and Capital Resources................................................................    24

                          PART II. -- OTHER INFORMATION

Item 2.       Changes in Securities.............................................................................    27
Item 5.       Other Information.................................................................................    27
Item 6.       Exhibits And Reports on Form 8-K..................................................................    27

Signatures......................................................................................................    28

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FELCOR SUITE HOTELS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                             MARCH 31,      DECEMBER 31,
                                                                                               1998            1997
                                                                                            ---------        ----------
                                                                                            (UNAUDITED)
                                     ASSETS
Investment in hotels, net of accumulated depreciation of $103,194
   and $87,400 at March 31, 1998 and December 31, 1997, respectively................        $1,514,639        $1,489,764
Investment in unconsolidated entities...............................................           118,069           132,991
Cash and cash equivalents...........................................................            25,733            17,543
Due from Lessee.....................................................................            33,815            18,908
Deferred expenses, net of accumulated amortization of $2,316
  and $1,987 at March 31, 1998 and December 31, 1997................................            10,105            10,593
Other assets........................................................................             6,475             3,565
                                                                                            ----------       -----------

           Total assets.............................................................        $1,708,836       $ 1,673,364
                                                                                            ==========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt, net of discount of $1,798 and $1,855 at March 31, 1998
   and December 31, 1997, respectively..............................................        $  484,183       $   465,726
Distributions payable...............................................................            24,747            24,671
Accrued expenses and other liabilities..............................................            24,159            11,331
Capital lease obligations...........................................................            10,517            11,093
Minority interest in Operating Partnership, 3,031 and 2,900 units issued and
          outstanding at March 31, 1998 and December 31, 1997, respectively.........            76,792            73,451
Minority interest in other partnerships.............................................            10,162             8,594
                                                                                            ----------       -----------
           Total liabilities........................................................           630,560           594,866
                                                                                            ----------       -----------

Commitments and contingencies (Note 3 and 4)

Shareholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized, 6,050 shares
     issued and outstanding.........................................................           151,250           151,250
Common stock, $.01 par value, 100,000 shares authorized, 37,804 and
    37,802 shares issued, including shares in treasury, at March 31, 1998
     and December 31, 1997, respectively............................................               378               378
Additional paid in capital..........................................................         1,005,011         1,003,501
Unearned officers' and directors' compensation......................................            (1,355)           (1,754)
Distributions in excess of earnings.................................................           (35,902)          (33,771)
                                                                                            ----------       -----------
                                                                                             1,119,382         1,119,604
Less common stock in treasury at cost, 1,213 shares.................................           (41,106)          (41,106)
                                                                                            ----------       -----------
           Total shareholders' equity...............................................         1,078,276         1,078,498
                                                                                            ----------       -----------

           Total liabilities and shareholders' equity...............................        $1,708,836       $ 1,673,364
                                                                                            ==========       ===========




        The accompanying notes are an integral part of these consolidated financial statements.

                            FELCOR SUITE HOTELS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                           1998           1997
                                                                                         ---------      --------
Revenues:
  Percentage lease revenue .......................................................       $ 56,060       $ 35,370
  Equity in income from unconsolidated entities ..................................          1,293          1,127
  Other revenue ..................................................................            175             95
                                                                                         --------       --------
           Total revenue .........................................................         57,528         36,592
                                                                                         --------       --------

Expenses:
  General and administrative .....................................................          1,199            972
  Depreciation ...................................................................         15,887         10,417
  Taxes, insurance and other .....................................................          7,270          5,207
  Interest expense ...............................................................          9,731          5,601
  Minority interest in Operating Partnership .....................................          1,751          1,417
  Minority interest in other partnerships ........................................            190             21
                                                                                         --------       --------
           Total expenses ........................................................         36,028         23,635
                                                                                         --------       --------

Net income before extraordinary charge ...........................................         21,500         12,957
Extraordinary charge from write off of deferred financing fees ..................            (556)
                                                                                         --------       --------

Net income ......................................................................          20,944         12,957

Preferred dividends .............................................................           2,949          2,949
                                                                                         --------       --------

Net income applicable to common shareholders ....................................        $ 17,995       $ 10,008
                                                                                         ========       ========

Per common share data:
Basic:
  Net income applicable to common shareholders before extraordinary charge.......        $   0.51       $   0.39
  Extraordinary charge ..........................................................           (0.02)
                                                                                         --------       --------
  Net income applicable to common shareholders ..................................        $   0.49       $   0.39
                                                                                         ========       ========
  Weighted average common shares outstanding ....................................          36,539         25,389
                                                                                         ========       ========

Diluted:
  Net income applicable to common shareholders before extraordinary charge.......        $   0.51       $   0.39
  Extraordinary charge ..........................................................           (0.02)
                                                                                         --------       --------
  Net income applicable to common shareholders ..................................        $   0.49       $   0.39
                                                                                         ========       ========
  Weighted average common shares outstanding ....................................          36,905         25,749
                                                                                         ========       ========






        The accompanying notes are an integral part of these consolidated financial statements.

                            FELCOR SUITE HOTELS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (UNAUDITED, IN THOUSANDS)


                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                  -------------------------
                                                                                                     1998            1997
                                                                                                  ---------       ---------
Cash flows from operating activities:
          Net income ........................................................................     $  20,944       $  12,957
          Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
                    Depreciation ............................................................        15,887          10,417
                    Amortization of deferred financing fees and organization costs ..........           628             319
                    Amortization of unearned officers' and directors' compensation ..........           191             232
                    Equity in income from unconsolidated entities ...........................        (1,293)         (1,127)
                    Extraordinary charge for write off of deferred financing fees ...........           556
                    Minority interest in Operating Partnership ..............................         1,751           1,417
                    Minority interest in other partnerships .................................           190              21
              Changes in assets and liabilities:
                    Due from Lessee .........................................................       (14,907)        (10,104)
                    Deferred financing fees .................................................           (84)           (787)
                    Deferred costs and other assets .........................................        (2,898)            245
                    Accrued expenses and other liabilities ..................................        12,212            (942)
                                                                                                  ---------       ---------
                              Net cash flow provided by operating activities ................        33,177          12,648
                                                                                                  ---------       ---------

Cash flows from investing activities:
          Acquisition of hotels .............................................................       (26,516)       (151,644)
          Acquisition of unconsolidated entities ............................................           (10)        (57,756)
          Improvements and additions to hotels ..............................................        (5,227)        (12,377)
          Cash distributions from unconsolidated entities ...................................        14,510             580
                                                                                                  ---------       ---------
                              Net cash flow used in investing activities ....................       (17,243)       (221,197)
                                                                                                  ---------       ---------

Cash flows from financing activities:
          Proceeds from borrowings ..........................................................        30,000         132,000
          Repayment of borrowings ...........................................................       (13,078)         (4,900)
          Proceeds from sale of common stock ................................................                       106,500
          Costs associated with public offerings ............................................                        (5,796)
          Distributions paid to limited partners ............................................        (1,667)         (1,383)
          Distributions paid to preferred shareholders ......................................        (2,949)         (2,949)
          Distributions paid to common shareholders .........................................       (20,050)        (11,759)
                                                                                                  ---------       ---------
                              Net cash flow provided by (used in) financing activities.......        (7,744)        211,713
                                                                                                  ---------       ---------

Net change in cash and cash equivalents .....................................................         8,190           3,164
Cash and cash equivalents at beginning of periods ...........................................        17,543           7,793
                                                                                                  ---------       ---------
Cash and cash equivalents at end of periods .................................................     $  25,733       $  10,957
                                                                                                  =========       =========

Supplemental cash flow information --
          Interest paid .....................................................................     $   9,320       $   4,107
                                                                                                  =========       =========





        The accompanying notes are an integral part of these consolidated financial statements.

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND FIRST QUARTER HIGHLIGHTS

         FelCor Suite Hotels, Inc. ("FelCor") is a real estate investment trust ("REIT") which, at March 31, 1998, owned interests in 75 hotels with an aggregate of 18,348 suites/rooms (collectively the "Hotels") through its 92.4% general partner interest in FelCor Suites Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership and its subsidiaries, are herein referred to, collectively, as the "Company". The Company owns 100% equity interests in 56 of the Hotels (13,691 suites/rooms), a 90% or greater interest in partnerships owning five hotels (1,195 suites/rooms), and 50% interests in separate partnerships that own 14 hotels (3,462 suites/rooms). At March 31, 1998, 52 of the Hotels were operated as Embassy Suites(R)hotels, fourteen as Doubletree Guest Suites(R) hotels, five as Sheraton(R) hotels, two as Sheraton Suites(R) hotels, one was in the process of being converted to a full-service Doubletree(R) hotel, and one as a Hilton Suites(R) hotel. The Hotels are located in 28 states, with 31 hotels in California, Florida and Texas. The following table provides certain information regarding the acquisition of Hotels through March 31, 1998:


                           NUMBER OF HOTELS    NUMBER OF
                               ACQUIRED       SUITES/ROOMS
                           ----------------   ------------

         1994                       7            1,730
         1995                      13            2,649
         1996                      23            5,769
         1997                      30            7,608
         1ST QUARTER 1998           2              348
                               ------           ------
                                   75           18,104
                               ======

          Additional suites/rooms constructed
          by the Company                           244
                                                ------
                                                18,348
                                               =======

         The Company leases all of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, ("DJONT"), or a consolidated subsidiary thereof (collectively, the "Lessee"), under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board of Directors and Chief Executive Officer of the Company, respectively, beneficially own a 50% voting equity interest in the Lessee. The remaining 50% non-voting equity interest is beneficially owned by the children of Charles N. Mathewson, a director of and major initial investor in the Company. The Lessee has entered into management agreements pursuant to which 65 of the Hotels are managed by Promus Hotel Corporation ("Promus"), or by a subsidiary thereof, seven are managed directly by, or by a subsidiary of, ITT Sheraton Corporation ("Sheraton") and three are managed by two independent management companies. Promus is the largest operator of all-suite, full service hotels in the United States.

         A brief discussion of hotels acquired and other significant transactions occurring in the first quarter of 1998 follows:

         On January 15, 1998 the Company announced the closing of $114 million of fixed rate nonrecourse secured debt by the partnerships owning nine Embassy Suites hotels in which the Company and Promus each own a 50% unconsolidated interest. The new debt carries a coupon of 6.988%, is payable in ten years and amortizes over 25 years. The proceeds were used to repay higher interest rate debt associated with the unconsolidated entities jointly owned with Promus and to repay other corporate debt. The Company recorded an extraordinary charge of $556,000 which was the Company's portion of the write off of deferred financing fees associated with this refinancing of debt.

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND FIRST QUARTER HIGHLIGHTS -- (CONTINUED)

         On February 6, 1998, the Company acquired the 194-suite Doubletree Guest Suites hotel in Columbus, Ohio for approximately $19.1 million. The purchase price includes $14.1 million in cash and approximately 134,000 Operating Partnership Units, each valued at $37.06. The hotel is managed by a wholly owned subsidiary of Promus.

         On February 17, 1998, the Company filed a $1 billion "omnibus" shelf registration statement with the Securities and Exchange Commission. This registration statement will enable the Company to effect offerings from time to time up to an additional $1 billion in registered securities, which may include debt securities, preferred stock, depositary shares, common stock and/or common stock warrants.

         On March 17, 1998, the Company completed an exchange offer for the 73/8% Senior Notes due 2004 and 75/8% Senior Notes due 2007 issued and sold on October 1, 1997 in a transaction exempt from the registration requirements of the Securities Act of 1933. The new notes exchanged for those notes are identical in amount and terms, except the new notes have been registered under the Securities Act pursuant to a registration statement declared effective on February 10, 1998.

         On March 20, 1998, the Company acquired, through a 90% owned partnership, a 154-room hotel in Wilmington, Delaware for approximately $14.0 million, which is currently in the process of conversion to a Doubletree hotel. The Company paid approximately $12.6 million for its 90% partnership interest and Promus paid approximately $1.4 million for its 10% limited partnership interest. Upon completion of an approximate $3.5 million renovation, this hotel will be converted to a traditional Doubletree Hotel.

         On March 23, 1998, FelCor entered into a Merger Agreement (the "Merger Agreement") with Bristol Hotel Company ("Bristol") under which the owned and leased hotel assets of Bristol will be merged with and into FelCor (the "Merger"). As a consequence of the Merger, Bristol's stockholders will acquire approximately 44% of the FelCor common stock outstanding immediately following the Merger and FelCor's board of directors will be reconstituted. In anticipation of the Merger, Bristol will spin-off (the "Spin-Off") its hotel operating business as a separate public company named Bristol Hotels & Resorts ("BHR"). The Bristol hotels acquired in the Merger will be leased to BHR.

         On March 31, 1998, the Company declared a first quarter dividend of $0.55 per common share and unit and $0.4875 per share on its $1.95 Series A Cumulative Preferred Stock to shareholders of record on April 15, 1998 and paid on April 30, 1998.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The financial statements for the three months ended March 31, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position of the Company for the unaudited periods.

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUPPLEMENTAL CASH FLOW INFORMATION

         In the first quarter of 1998 the Company purchased certain assets and assumed certain liabilities of hotels. These purchases were recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows:


Assets acquired.................................................      $32,868
Minority interest contribution to Operating Partnership.........       (4,976)
Minority interest contribution to other partnerships............       (1,376)
                                                                      -------
         Net cash paid by the Company...........................      $26,516
                                                                      =======

3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         At March 31, 1998 the Company owned interests in 52 Embassy Suites hotels, 14 Doubletree Guest Suites hotels, five Sheraton hotels, two Sheraton Suites hotels, one Hilton Suites hotel and one hotel in the process of conversion to a Doubletree hotel. The Embassy Suites hotels, the Hilton Suites hotels and one hotel in the process of conversion to a Doubletree hotel operate pursuant to franchise license agreements which require the payment of fees based on a percentage of suite/room revenue. These fees are paid by the Lessee. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels, Sheraton hotels or Sheraton Suites hotels, which rights are included in the management agreement.

          The Lessee generally pays the Hotel managers a base management fee based on a percentage of suite/room revenue and an incentive management fee based on the Lessee's income before overhead expenses for each hotel. In certain instances, the hotel managers have subordinated fees and committed to make subordinated loans to the Lessee, if needed, to meet its rental and other obligations under the Percentage Leases.

         The Company is to receive rental income from the Lessee under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels), 2006 (19 hotels), 2007 (14 hotels), 2008 (2 hotels) and 2012 (7 hotels). The Percentage Leases for the 14 unconsolidated entities expire in 2005 (1 hotel), 2006 (4 hotels) and 2007 (9 hotels). The rental income under the Percentage Leases between the 14 unconsolidated entities, of which the Company owns 50%, and the Lessee are payable to the respective partnerships and as such is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) to the Company under these noncancellable operating leases at March 31, 1998 is as follows (in thousands):


                              YEAR
                              ----
       Remainder of 1998 ............................      $   85,517
       1999 .........................................         114,023
       2000 .........................................         114,023
       2001 .........................................         114,023
       2002 .........................................         114,022
       2003 and thereafter...........................         515,437
                                                           ----------
                                                           $1,057,045
                                                           ==========

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Messrs. Feldman and Corcoran, certain entities owning preferred interests in the Lessee and the managers of certain of the Hotels have agreed to make loans to the Lessee of up to an aggregate of approximately $17.0 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 37 of the Hotels. No loans were outstanding under such agreements at March 31, 1998.

4.       DEBT AND CAPITAL LEASE OBLIGATIONS

         Debt obligations at March 31, 1998 and December 31, 1997 consist of the following (in thousands):


                                                                                        MARCH 31,       DECEMBER 31,
                                                                                           1998            1997
                                                                                       ------------    -------------
Senior unsecured notes, net of discount.........................................           $298,202         $298,145
Line of Credit..................................................................            153,000          136,000
Renovation loan ................................................................             25,000           25,000
Collateralized mortgage note....................................................              7,331            5,931
Other debt payable..............................................................                650              650
                                                                                           --------          --------
                                                                                           $484,183         $465,726
                                                                                           ========          ========

         Under its loan agreements the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at March 31, 1998.

         Capital lease obligations at March 31, 1998 and December 31, 1997 consist of the following (in thousands):


                                                                                   MARCH 31,    DECEMBER 31,
                                                                                      1998         1997
                                                                                   ---------   ------------
Capital land and building lease obligations.....................................   $   9,239     $   9,330
Capital equipment lease obligations.............................................       1,278         1,763
                                                                                   ---------     ---------
                                                                                   $  10,517     $  11,093
                                                                                   =========     =========


5.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         At March 31, 1998, the Company owned 50% interests in separate partnerships or limited liability companies owning fourteen hotels, a parcel of undeveloped land and a condominium management company. The Company is accounting for its investments in these unconsolidated entities under the equity method.

         Summarized combined financial information for 100% of these unconsolidated partnerships is as follows (in thousands):


                                                                                   MARCH 31,    DECEMBER 31,
                                                                                      1998         1997
                                                                                   ----------    ----------
Balance sheet information:
     Investment in hotels, net of accumulated depreciation......................   $  252,733     $256,032
     Non-recourse mortgage debt.................................................   $  168,164     $138,956
     Equity.....................................................................   $   93,932     $126,324

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       INVESTMENT IN UNCONSOLIDATED ENTITIES -- (CONTINUED)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31 ,
                                                                                      ----------------------------
                                                                                        1998                1997
                                                                                      ---------           --------
Statement of operations information:
     Percentage lease revenue...................................................      $  12,347           $  9,505
     Other income...............................................................            160
                                                                                      ---------           --------
              Total revenue.....................................................         12,507              9,505
                                                                                      ---------           --------
     Expenses:
          Depreciation..........................................................          4,263              3,148
          Taxes, insurance and other............................................          1,567              1,388
          Interest expense......................................................          3,259              2,094
                                                                                      ---------           --------
              Total expenses....................................................          9,089              6,630
                                                                                      ---------           --------

     Net income.................................................................      $   3,418           $  2,875
                                                                                      =========           ========

     50% of net income attributable to the Company..............................      $   1,709           $  1,437
     Amortization of cost in excess of book value...............................           (416)              (310)
                                                                                      ---------           --------
     Equity in income from unconsolidated entities..............................      $   1,293           $  1,127
                                                                                      =========           ========


6.       TAXES, INSURANCE AND OTHER

         Taxes, insurance and other is comprised of the following for the three months ended March 31, 1998 and 1997 (in thousands):


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  ------------------------
                                                                                     1998          1997
                                                                                  ----------    ----------
Real estate and personal property taxes.........................................    $6,566         $4,410
Property insurance..............................................................       252            408
Land lease expense..............................................................       227            249
State franchise taxes...........................................................       225            140
                                                                                    ------       --------
         Total taxes, insurance and other.......................................    $7,270         $5,207
                                                                                    ======         ======


7.  SUBSEQUENT EVENTS

         Under the Merger Agreement FelCor has agreed to provide Bristol a $120 million interim credit facility (the "Interim Credit Facility"). Under the Interim Credit Facility, FelCor will loan to Bristol (i) $40 million to fund a portion of the cash purchase price and to prepay certain indebtedness assumed by Bristol in connection with the acquisition of a 20 hotel portfolio, (ii) $31.2 million to fund the prepayment of $30 million in outstanding principal amount of Bristol's Senior Secured Notes and a related prepayment premium, (iii) $9 million for general corporate purposes and (iv) additional cash for necessary capital improvements. The Interim Credit Facility will be secured by real estate acceptable to FelCor. If the Merger Agreement is terminated due to the failure of FelCor's stockholders to approve the Merger, the Interim Credit Facility will be converted into unsecured indebtedness of Bristol with a maturity of December 31, 2003; however, any loan balance in excess of $56.2 million will remain secured and due 120 days after the termination of the Merger Agreement. At May 11, 1998 FelCor had advanced the entire $120 million to be provided by it under the Interim Credit Facility.

                            FELCOR SUITE HOTELS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  SUBSEQUENT EVENTS -- (CONTINUED)

         On April 14, 1998 the Company acquired the 248-room Doubletree hotel located in Aurora, Colorado for approximately $24.2 million in cash. Additionally, the Company has committed to spend approximately $2.0 million for renovations at this hotel, which will be managed by a subsidiary of Promus.

         On April 21, 1998 the Company announced its filing of a Form S-4 Registration Statement with the Securities and Exchange Commission ("SEC") to register 32.4 million shares of the Company's common stock to be issued in connection with the merger of the Company and Bristol, including shares issuable pursuant to outstanding options. This registration statement contains the Joint Proxy Statement/Prospectus which, when declared effective by the SEC, will be used by the Company and Bristol in the solicitation of proxies for their Annual Meetings of Shareholders, at which the proposed merger will be voted upon.

         On April 30, 1998 the Company acquired the 301-room Meadowlands Hilton hotel located in Secaucus, New Jersey for approximately $23.4 million in cash. The hotel will be leased to a subsidiary of Bristol.

         On May 1, 1998 the Company purchased eight hotels from Starwood Hotels & Resorts ("Starwood") for an aggregate cash purchase price of approximately $245 million. The hotels have a total of 1,898 suites/rooms and consist of five Embassy Suites hotels (Phoenix (Airport), AZ; Tempe (ASU), AZ; Palm Desert Resort, CA; Atlanta (Airport), GA and St. Louis (Downtown), MO) and three Doubletree Guest Suites hotels DFW (Airport), TX; Ft. Lauderdale (Cypress Creek), FL and Lexington, KY) located in seven states. Six of the eight hotels are expected to be operated as Embassy Suites hotels and be managed by Promus. The remaining two hotels are expected to operated as Sheraton Suites hotels and will be continue to be managed by a subsidiary of Starwood.

         On May 7, 1998 the Company sold 5.75 million depositary shares, representing 57,500 shares of 9% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), at $25 per depositary share. The Series B Preferred Stock and the corresponding depositary shares, which may be called by the Company at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Series B Preferred Stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and will be entitled to annual dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The net proceeds of approximately $139.2 million were used primarily to reduce borrowings on the Company's $500 million unsecured revolving line of credit ("Line of Credit").

         The Company has entered into negotiations with its lenders to increase its existing $550 million Line of Credit to $1 billion and to provide a $200 million unsecured loan facility. The Company expects this to be completed by the end of the second quarter.

                            DJONT OPERATIONS, L.L.C.


                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (IN THOUSANDS)




                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      1998               1997
                                                                                   -----------        -----------
                                                                                   (UNAUDITED)
                                     ASSETS

Cash and cash equivalents.......................................................    $  40,253         $  25,684
Accounts receivable, net........................................................       27,232            20,274
Inventories.....................................................................        3,457             3,466
Prepaid expenses................................................................          974             1,307
Other assets....................................................................        3,129             3,971
                                                                                    ----------        ---------

          Total assets..........................................................    $   75,045        $  54,702
                                                                                    ==========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade.........................................................    $    6,395        $   9,426
Accounts payable, other.........................................................         7,423            4,625
Due to FelCor Suite Hotels, Inc.................................................        33,815           18,908
Accrued expenses and other liabilities..........................................        35,711           30,818
                                                                                    ----------        ---------

          Total liabilities.....................................................        83,344           63,777
                                                                                    ----------       ----------

Commitments and contingencies (Note 2)
Shareholders' equity:
Capital.........................................................................             1                1
Distributions in excess of earnings.............................................        (8,300)          (9,076)
                                                                                    ----------       ----------

          Total shareholders' deficit...........................................        (8,299)          (9,075)
                                                                                    ----------       ----------

          Total liabilities and shareholders' equity............................    $   75,045        $  54,702
                                                                                    ==========       ==========







        The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (UNAUDITED, IN THOUSANDS)



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------
Revenue:
     Suite/room revenue ........................       $143,284      $ 93,153
     Food and beverage revenue .................         15,264         4,028
     Food and beverage rent ....................          1,173           965
     Other revenue .............................         11,368         7,069
                                                       --------      --------

          Total revenues .....................          171,089       105,215
                                                       --------      --------

Expenses:
     Property operating costs and expenses....           38,605        25,182
     General and administrative ..............           12,308         7,166
     Advertising and promotion ...............           11,839         6,846
     Repair and maintenance ..................            7,987         4,904
     Utilities ...............................            6,097         4,130
     Management fee ..........................            5,548         2,446
     Franchise fee ...........................            4,087         2,841
     Food and beverage expenses ..............           13,513         3,865
     Percentage lease expenses ...............           68,438        44,615
     Lessee overhead expenses ................              359           518
     Liability insurance .....................              266           719
     Other ...................................            1,267           869
                                                       --------      --------
          Total expenses .....................          170,314       104,101
                                                       --------      --------

Net income ...................................         $    775      $  1,114
                                                       ========      ========







        The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (UNAUDITED, IN THOUSANDS)




                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            ---------------------------
                                                                               1998            1997
                                                                            -----------     -----------

Cash flows from operating activities:
     Net income ......................................................      $      775       $    1,114
     Adjustments to reconcile net income to net cash provided by operating activities:
     Changes in assets and liabilities:
          Accounts receivable ........................................          (6,958)          (4,233)
          Inventories ................................................               9             (443)
          Prepaid expenses ...........................................             333             (955)
          Other assets ...............................................             842              (42)
          Due to FelCor Suite Hotels, Inc. ...........................          14,907           10,104
          Accounts payable, accrued expenses and other liabilities ...           4,661           16,723
                                                                            ----------       ----------
               Net cash flow provided by operating activities ........          14,569           22,268
                                                                            ----------       ----------

Net change in cash and cash equivalents ..............................          14,569           22,268
Cash and cash equivalents at beginning of periods ....................          25,684            5,208
                                                                            ----------       ----------
Cash and cash equivalents at end of periods ..........................      $   40,253       $   27,476
                                                                            ==========       ==========







         The accompany notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Hervey A. Feldman and Thomas J. Corcoran, Jr. who serve as directors and officers of FelCor Suite Hotels, Inc. (the "Company") and as managers and officers of DJONT Operations, L.L.C., a Delaware limited liability company ("DJONT") own all of the voting Class A membership interest in DJONT (representing a 50% equity interest). All of the non-voting Class B membership interest in DJONT (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Mr. Mathewson, a director of and major initial investor in the Company. Each of the 75 hotels in which FelCor Suites Limited Partnership (the "Operating Partnership") had an ownership interest at March 31, 1998 (the "Hotels"), is leased to DJONT or a consolidated subsidiary thereof (collectively, the "Lessee") pursuant to percentage leases (the "Percentage Leases"). Messrs. Feldman and Corcoran, certain entities owning preferred interests in the Lessee and the managers of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $17.0 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 37 of the Hotels. Amounts so borrowed by the Lessee, if any, will subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at March 31, 1998.

         Messrs. Feldman and Corcoran have entered into an agreement with the Company pursuant to which they have agreed that through April 15, 2005 any distributions received by them from DJONT (in excess of their tax liabilities with respect to the income of DJONT) will be utilized to purchase common stock of the Company or units of limited partner interest in the Operating Partnership at then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling any stock or units so acquired from the Company for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% of DJONT, may elect to purchase common stock of the Company or Operating Partnership Units upon similar terms, at its option. The independent directors of the Company may suspend or terminate such agreement at any time.

         At March 31, 1998, 52 of the Hotels were operated as Embassy Suites hotels, fourteen as Doubletree Guest Suites hotels, five as Sheraton hotels, two as Sheraton Suites hotels, one was in the process of being converted to a full-service Doubletree hotel and one as a Hilton Suites hotel. Sixty five of the Hotels are managed by Promus Hotel Corporation ("Promus"), or a subsidiary thereof. Of the remaining Hotels, seven are managed directly by, or by a subsidiary of, ITT Sheraton Corporation ("Sheraton") and three are managed by two independent management companies. Promus is the largest operator of all-suite, full-service hotels in the United States.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Lessee has future lease commitments under the Percentage Leases which expire in 2004 (7 hotels), 2005 (13 hotels) 2006 (23 hotels), 2007 (23 hotels), 2008 (2 hotels) and 2012 (7 hotels). Minimum future rental payments (i.e., base rents) under these noncancellable operating leases at March 31, 1998 is as follows (in thousands):


          YEAR                                                    AMOUNT
          ----                                                 -----------
          Remainder of 1998...............................     $   105,806
          1999............................................         141,074
          2000............................................         141,074
          2001............................................         141,074
          2002............................................         141,074
          2003 and thereafter.............................         621,843
                                                               -----------
                                                               $ 1,291,945
                                                               ===========

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         The Lessee typically pays a franchise fee ranging from 4% to 5% of suite/room revenue, and marketing and reservation fees ranging from 1% to 3.5% of suite/room revenue. In the cases where there is not a separate franchise agreement, the right to use the brand name is included in the management agreement. Base management fees typically range from 2% to 3% of total revenues. Incentive management fees generally are based upon the hotel's net income before overhead and typically range from 50% to 100% subject to, in certain cases, a maximum annual payment of between 2% and 3% of applicable hotel revenues in addition to the base management fee. In many cases managers and franchisors have agreed to subordinate all or a portion of their fees at a specific hotel or group of hotels either for a set period of time, or until the hotel or group of hotels provides a predetermined return to the Lessee, or both.

3.       SUBSEQUENT EVENTS

         On April 14, 1998, the Lessee and the Operating Partnership entered into a ten year operating lease on the 248-room Doubletree hotel located in Aurora, Colorado. On May 1, 1998, the Lessee and the Operating Partnership entered into ten year operating leases with respect to the following eight hotels located in Phoenix, AZ (2 hotels); Palm Desert, CA; Ft. Lauderdale, FL; Atlanta, GA; Lexington, KY; St. Louis, MO; and Dallas, TX.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc.
appearing elsewhere herein.

FIRST QUARTER HIGHLIGHTS:

o FFO of $41.7 million or $0.94 per share and unit for the quarter ended March 31, 1998 sets a new quarterly record for the Company .

o Net income increased from $0.39 per diluted share to $0.49 per diluted share, an increase of 26%.

o The Company's 58 comparable hotels, those owned at both March 31, 1998 and 1997, had a 6.7% revenue per available room ("RevPAR") increase over the first quarter of 1997.

o On March 24, 1998, the Company announced the proposed acquisition, through merger, of the 110 hotels owned or leased by Bristol. After the Merger, the Company will have ownership interests in 195 hotels and an anticipated market capitalization in excess of $4 billion. The Company is currently the largest owner of Embassy Suites hotels. Upon the closing of the Merger, the Company also will become the world's largest owner of Holiday Hospitality branded hotels. The Merger currently is expected to be consummated near the end of the second quarter of 1998.

o The Company acquired two hotels (one hotel in Wilmington, Delaware to be converted to a Doubletree hotel and one Doubletree Guest Suites hotel in Columbus, Ohio) during the first quarter representing a gross investment of approximately $33.1 million.

o The Company completed the following capital market activities during the first quarter of 1998:

         o The partnerships owning nine Embassy Suites hotels, in which the Company and Promus each own a 50% unconsolidated interest, placed $114 million of fixed rate nonrecourse secured debt. The new debt carries a coupon of 6.988%, is payable in 10 years and amortizes over 25 years. The proceeds were utilized to repay higher interest rate debt related to the joint venture hotels and to repay other corporate debt.

         o Filed an "omnibus" shelf registration statement allowing the Company to issue up to $1.0 billion in registered securities which may be customized to meet its capital needs and current market conditions.

         o Completed its exchange of $300 million of registered debt for private placement debt, thereby becoming the first hotel REIT to have issued public unsecured debt.

o The Company has entered into negotiations with its lenders to increase its existing $550 million Line of Credit to $1 billion and to provide a $200 million unsecured term loan facility. The Company expects this to be completed by the end of the second quarter.

o The Company declared first quarter dividends of $0.55 per share on its Common Stock and Operating Partnership Units and $0.4875 per share on its Series A Cumulative Convertible Preferred Stock.

PENDING MERGER WITH BRISTOL:

          On March 24, 1998, the Company announced the proposed acquisition, through merger, of 110 hotels owned or leased by Bristol. Bristol will spin-off (the "Spin-Off") its hotel operating business as a separate public company named Bristol Hotels & Resorts ("BHR"). Upon closing of the merger, the Company will be the largest non-paired hotel REIT, and become the world's largest owner of Holiday Hospitality branded hotels. The Bristol hotels acquired in the Merger will be leased to BHR.

         The proposed Merger with Bristol will provide the Company with a number of advantages, such as (i) providing the Company with further diversification into a new segment of the lodging industry, with a resulting increase in acquisition and growth opportunities, (ii) making the Company the owner of the largest number of Holiday Hospitality branded hotels (including the Crowne Plaza(R) and Holiday Inn(R) brands, the latter of which is one of the most recognized brand names in America), (iii) creating a new strategic alliance with BHR, which will be the nation's largest operator of third party owned and branded hotels, (iv) establishing an independent third party lessee for the Bristol hotels acquired by the Company and (v) enhancing the Company's critical mass and market presence. In addition, these benefits may be obtained without impairing or diminishing the Company's long-standing relationship with Promus or its more recent relationship with Sheraton.

         Bristol is one of the largest owner/operators of full-service hotels in the United States. Bristol's hotels are primarily full-service hotels that operate in the mid-scale to upscale segments of the lodging industry. Bristol is the largest franchisee of Holiday Hospitality branded hotels, including Crowne Plaza, Holiday Inns and Holiday Inns Select(R) hotels, and also operates 19 hotels under other brands, including Hampton Inn(R), Courtyard by Marriott(R) and Fairfield Inn(R). Bristol's hotels are located in 22 states and Canada, with hotels concentrated in major metropolitan areas of the South, East, Southwest and Pacific regions of the United States.

RECENT DEVELOPMENTS:

         Acquisitions. On May 1, 1998 the Company purchased eight upscale full-service, all-suite hotels from Starwood for an aggregate cash purchase price of approximately $245 million. These hotels have a total of 1,898 suites/rooms and consist of five Embassy Suites hotels and three Doubletree Guest Suites hotels located in seven states. Following the acquisition, six of the eight hotels are expected to be operated as Embassy Suites hotels and be managed by Promus. The two remaining hotels are expected to be operated as Sheraton Suites hotels and will continue to be managed by a subsidiary of Starwood.

         On May 5, 1998 the Company announced the acquisition of the 301-room Meadowlands Hilton hotel located in Secaucus, New Jersey for approximately $23.4 million in cash. The hotel will be leased to a subsidiary of Bristol.

         Preferred Stock Offering. On May 7, 1998 the Company sold 5.75 million depositary shares, representing 57,500 shares of Series B Preferred Stock, at $25 per share. The Series B Preferred Stock and the corresponding depositary shares, which may be called by the Company at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Series B Preferred Stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and will be entitled to annual dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The net proceeds of approximately $139.2 million were used primarily to reduce borrowings on the Line of Credit.

RESULTS OF OPERATIONS

The Company

         Three Months Ended March 31, 1998 and 1997

         For the three months ended March 31, 1998 and 1997, the Company had revenues of $57.5 million and $36.6 million, respectively, consisting primarily of Percentage Lease revenues of $56.1 million and $35.4 million, respectively. The increase in total revenue is primarily attributed to the Company's acquisition and subsequent leasing pursuant to Percentage Leases, of interests in 32 additional hotels since December 31, 1996.

         Suite/room revenues for the 43 hotels which were owned for all of the first quarter of 1998 and 1997 increased 10.6% for the quarter ended March 31, 1998 over the corresponding period in 1997 (an increase of $8.4 million). Furthermore, RevPAR for these hotels increased 8.7% and average daily rate ("ADR") increased 8.0% to $127.43 in the first quarter of 1998 from $118.00 in the same period in 1997.

         Management believes that the hotels it acquires will generally experience increases in suite/room revenue and RevPAR (and accordingly, provide the Company with increases in Percentage Lease revenue) after completion of renovation, upgrade and possible rebranding; however, as individual hotels undergo such renovation and/or rebranding, their performance has been, and may continue to be adversely affected by such temporary factors as suites/rooms out of service and disruptions of hotel operations. (A more detailed discussion of hotel suite/room revenue is contained in "The Hotels -- Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Total expenses increased $12.4 million in the three months ended March 31, 1998, from $23.6 million to $36.0 million, compared to the same period in 1997. This increase resulted primarily from the additional hotels acquired in 1998 and 1997. Total expenses decreased as percentage of total revenue from 64.6% in the first quarter of 1997 to 62.6% in the same period of 1998. The major components of total expenses are depreciation; taxes, insurance and other; and interest expense.

         Depreciation increased primarily as a result of the additional properties acquired in 1997 and 1998 and the suite/room renovation projects completed in 1997. As a percentage of total revenue depreciation decreased nearly 1% in the first quarter of 1998 as compared to the same period in 1997, from 28.5% to 27.6%.

         Taxes, insurance and other increased $2.1 million primarily as a result of the increased number of hotels owned. As a percentage of total revenue, taxes, insurance and other decreased from 14.2% in 1997 to 12.6% in 1998. The major components in this decrease are in real estate and personal property taxes which decreased from 12.1% of total revenue in 1997 to 11.2% in 1998 and property insurance which decreased from 1.1% of total revenue in 1997 to 0.4% in 1998. Aggressive insurance placement was responsible for the decrease in insurance costs.

         Interest expense increased as a percentage of total revenue from 15.3% in the first quarter of 1997 to 16.9% in 1998. This increase in interest expense is attributed to the increased use of debt to finance acquisitions and renovations.

         In the first quarter of 1998 the Company recorded an extraordinary charge of $556,000 which was the Company's portion of the write off of deferred financing fees associated with the refinancing of debt relating to nine hotels owned by joint ventures with Promus.

         The Company spent approximately $3.3 million on upgrading, renovating and/or rebranding 19 hotels during the first quarter of 1998.

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

The following table details the computation of Funds From Operations (in thousands, except per share and unit data):


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       --------------------
                                                                         1998         1997
                                                                       --------     -------
Funds From Operations (FFO):
Net income ......................................................      $20,944      $12,957
Add back:
   Extraordinary charge from write off of deferred financing fees
     from unconsolidated entities ...............................          556
   Minority interest in Operating Partnership ...................        1,751        1,417
   Depreciation .................................................       15,887       10,417
   Depreciation for unconsolidated entities .....................        2,547        1,884
                                                                       -------      -------
FFO .............................................................      $41,685      $26,675
                                                                       =======      =======

FFO per common share and unit data:
FFO per common share and unit ...................................      $  0.94      $  0.80
                                                                       =======      =======
Weighted average common shares and units outstanding (a) ........       44,575       33,222
                                                                       =======      =======

        (a) Weighted average common shares and units are computed including dilutive options, unvested restricted stock grants and assuming conversion of preferred stock to common stock.

        Included in the Funds From Operations described above is the Company's share of FFO from its interest in fourteen unconsolidated entities. The FFO contribution from these unconsolidated entities was derived as follows (in thousands):


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           -----------------------
                                                                             1998           1997
                                                                           ---------      --------
Statement of operations information:
Percentage Lease revenue ...............................................   $ 12,347       $  9,505
Other income ...........................................................        160
                                                                           --------       --------
               Total revenue ...........................................     12,507          9,505
                                                                           --------       --------

Expenses:
        Depreciation ...................................................      4,263          3,148
        Taxes, insurance and other .....................................      1,567          1,388
        Interest expense ...............................................      3,259          2,094
                                                                           --------       --------
               Total expenses ..........................................      9,089          6,630
                                                                           --------       --------

Net income .............................................................   $  3,418       $  2,875
                                                                           ========       ========

50% of net income attributable to the Company ..........................   $  1,709       $  1,437
               Amortization of cost in excess of book value ............       (416)          (310)
                                                                           --------       --------
Income from unconsolidated entities ....................................      1,293          1,127
Add back: 50% of depreciation ..........................................      2,132          1,574
Amortization of cost in excess of book value...........................         416            310
                                                                           --------       --------
FFO contribution of unconsolidated entities ............................   $  3,841       $  3,011
                                                                           ========       ========

The Lessee

         The Three Months Ended March 31, 1998 and 1997

         Total revenues increased to $171.1 million in the first quarter of 1998 from $105.2 million in the first quarter of 1997, an increase of 62.6%. Total revenues consisted primarily of suite/room revenue of $143.3 million and $93.2 million in the first quarter of 1998 and 1997, respectively.

         The increase in total revenues is primarily a result of the increase in the number of hotels leased to 75 hotels at March 31, 1998 from 58 hotels at March 31, 1997. Suite/room revenues from the 43 hotels which were leased for all of the three months ended March 31, 1998 and 1997 increased 10.6% or $8.4 million. The increase in revenues at these hotels is due primarily to improvements in the percentage of occupied rooms ("Occupancy") and in average daily room rates ("ADR") of 78.6% and $126.85, respectively, for the three months ended March 31, 1998, as compared to the 77.7% and $117.65 for the three months ended March 31, 1997.

         The Lessee's income before Percentage Lease rent decreased as a percentage of total revenues from 43.5% in the first quarter of 1997 to 40.5% in the first quarter of 1998 primarily as a result of increased food and beverage expenses as a percentage of total revenues of 7.8% in the first quarter of 1998 compared to 3.6% in the first quarter of 1997.

The Hotels

         The following table sets forth historical suite/room revenue and percentage changes therein between the periods presented for the 75 hotels which the Lessee operated at March 31, 1998. The following table also presents comparative information with respect to Occupancy, ADR and RevPAR for the 13 Original Hotels, the 18 CSS Hotels, the 12 1996 Acquisitions, the 15 1997 Acquisitions acquired before March 31, 1997, the 15 1997 Acquisitions acquired after March 31, 1997 and the two 1998 Acquisitions, regardless of ownership, through March 31, 1998. Except as otherwise noted below, each of such hotels is operated as an Embassy Suites hotel.


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                        ----------------------------
                                                                           1998               1997             VARIANCE
                                                                        -----------       -----------        ------------
Suite/room Revenue (in thousands):
     Original Hotels (13) .........................................     $    23,190       $    20,873            11.1 %
     CSS Hotels (18) ..............................................     $    41,246       $    37,004            11.5 %
     1996 Acquisitions (12) .......................................     $    23,476       $    21,618             8.6 %
     Hotels owned at December 31, 1996 (43) .......................     $    87,912       $    79,495            10.6 %
     1997 Acquisitions acquired before March 31, 1997 (15).........     $    23,843       $    23,885            (0.2)%
     Total for hotels owned at both March 31, 1998
        and 1997 (58) .............................................     $   111,755       $   103,379             8.1 %
     1997 Acquisitions acquired after March 31, 1997 (15) .........     $    30,686       $    29,730             3.2 %
     1998 Acquisitions (2) ........................................     $     2,017       $     2,008             0.4 %

Occupancy:
     Original Hotels ..............................................            74.4%             75.2%           (1.1)%
     CSS Hotels ...................................................            74.8%             73.1%            2.3 %
     1996 Acquisitions ............................................            72.1%             72.2%           (0.1)%
     Hotels owned at December 31, 1996 ............................            73.9%             73.4%            0.7 %
     1997 Acquisitions acquired before March 31, 1997 .............            68.5%             73.0%           (6.2)%
     Total for hotels owned at both March 31, 1998 and 1997........            72.6%             73.3%           (1.0)%
     1997 Acquisitions acquired after March 31, 1997 ..............            71.0%             70.8%            0.3 %
     1998 Acquisitions ............................................            66.5%             68.8%           (3.3)%

ADR:
     Original Hotels ..............................................     $    117.69       $    111.29             5.8 %
     CSS Hotels ...................................................     $    132.95       $    122.04             8.9 %
     1996 Acquisitions ............................................     $    128.56       $    118.20             8.8 %
     Hotels owned at December 31, 1996 ............................     $    127.43       $    118.00             8.0 %
     1997 Acquisitions acquired before March 31, 1997 .............     $    112.57       $    105.73             6.5 %
     Total for hotels owned at both March 31, 1998 and 1997........     $    123.94       $    114.92             7.8 %
     1997 Acquisitions acquired after March 31, 1997 ..............     $    115.27       $    112.09             2.8 %
     1998 Acquisitions ............................................     $     96.81       $     93.19             3.9 %

RevPAR:
     Original Hotels ..............................................     $     87.51       $     83.72             4.5 %
     CSS Hotels ...................................................     $     99.48       $     89.22            11.5 %
     1996 Acquisitions ............................................     $     92.66       $     85.35             8.6 %
     Hotels owned at December 31, 1996 ............................     $     94.23       $     86.66             8.7 %
     1997 Acquisitions acquired before March 31, 1997 .............     $     77.06       $     77.17            (0.1)%
     Total for hotels owned at both March 31, 1998 and 1997........     $     89.95       $     84.27             6.7 %
     1997 Acquisitions acquired after March 31, 1997 ..............     $     81.90       $     79.37             3.2 %
     1998 Acquisitions ............................................     $     64.41       $     64.12             0.5 %

ORIGINAL HOTELS:           Flagstaff, AZ; Jacksonville, FL; Orlando
                           (North), FL; Orlando (South), FL; Brunswick, GA;
                           Chicago - Lombard, IL; New Orleans, LA; Boston -
                           Marlborough, MA; Tulsa, OK; Nashville, TN; Corpus
                           Christi, TX; Dallas (Love Field), TX; Dallas (Park
                           Central), TX.

CSS HOTELS:                Birmingham, AL; Phoenix (Camelback), AZ;
                           Anaheim, CA; El Segundo (LAX South), CA; Milpitas,
                           CA; Napa, CA; Oxnard (Mandalay Beach), CA; San
                           Francisco (Airport North), CA; San Francisco (Airport
                           South), CA; Boca Raton, FL(1); Deerfield Beach, FL;
                           Ft. Lauderdale, FL; Miami, FL; Tampa (Busch Gardens),
                           FL(1); Baton Rouge, LA; Minneapolis (Airport), MN;
                           Minneapolis (Downtown), MN; St. Paul, MN.

1996 ACQUISITIONS:         San Rafael (Marin County), CA; Avon (Beaver Creek),
                           CO; Boca Raton, FL; Atlanta (Buckhead), GA;
                           Deerfield, IL; Indianapolis (North), IN; Lexington,
                           KY(2); Charlotte, NC; Parsippany, NJ; Piscataway, NJ;
                           Cleveland, OH; Myrtle Beach (Kingston Plantation),
                           SC.

1997 ACQUISITIONS ACQUIRED BEFORE MARCH 31, 1997:
                           Covina, CA; Dana Point, CA(1); Los Angeles (LAX North), CA; Atlanta (Perimeter Center), GA; Overland Park, KS; Baltimore, MD(1); Troy, MI(1); Bloomington, MN(1); Kansas City (Plaza), MO; Raleigh, NC; Omaha, NE(1); Secaucus, NJ; Austin (Airport North), TX; Austin (Downtown), TX(1); San Antonio (Northwest), TX;

REMAINING 1997 ACQUISITIONS ACQUIRED AFTER MARCH 31, 1997:
                           Phoenix (Crescent), AZ(3); Lake Buena Vista (Disney World), FL(1); Tampa (Rocky Point), FL(1); Atlanta (Airport), GA(4); Atlanta (Galleria)(3), GA; Chicago (O'Hare), IL(4); Raleigh/Durham, NC(1); Syracuse, NY; Dayton, OH(1); Philadelphia (Society Hill), PA(3); Nashville (Airport); TN(1), Dallas (Market Center), TX; Dallas (Park Central), TX (3); San Antonio (Airport), TX; Burlington, VT (3).

1998 ACQUISITIONS: Wilmington, DE(5); Columbus, OH(1).

     (1)  Operating as a Doubletree Guest Suites hotel.
     (2)  Operating as a Hilton Suites hotel.
     (3)  Operating as a Sheraton hotel.
     (4)  Operating as a Sheraton Suites hotel.
     (5)  In the process of conversion to a Doubletree hotel.

     Comparison of The Hotels' Suite/Room Revenues for the Three Months Ended March 31, 1998 and 1997

         The Company owned 58 hotels at both March 31, 1998 and 1997, these hotels experienced increased RevPAR of 6.7% for 1998 compared to 1997. Within this group of 58 hotels are the Original Hotels, the CSS Hotels, the 1996 Acquisition Hotels and the 1997 Acquisition Hotels acquired through March 31, 1997.

         The Original Hotels increased suite/room revenue by 11.1% for the three months ended March 31, 1998 compared to 1997. ADR increased 5.8% to $117.69 and occupancy declined 1.1% from 75.2% to 74.4%. This resulted in an increase in RevPAR of 4.5% in the first quarter of 1998 over the first quarter of 1997. Included in this group are two hotels that added suites/rooms since the first quarter of 1997, Boston-Marlborough Embassy Suites (added 129 suites/rooms in the second quarter of 1997) and Orlando North Embassy Suites (added 67 suites/rooms in the first quarter of 1998). These two hotels experienced 48.6% increase in suite/room revenue over the same period in 1997. The continued growth in revenues at these hotels is attributed to the strength of the markets in which these hotels are located and aggressive rate management.

         The CSS Hotels are made up of 18 former Crown Sterling Suites(R) Hotels which the Company acquired in late 1995 and early 1996. The CSS Hotels increased suite/room revenue by 11.5% for the three months ended March 31, 1998 compared to 1997. Occupancy increased by 2.3% to 74.8% and ADR increased 8.9% to $132.95. RevPAR increased 11.5% from $89.22 to $99.48 in the first quarter of 1998. The strength of the improvements in the CSS Hotels is partially a result of the $54 million suite/room renovation program that was completed in the first quarter of 1997.

         The 1996 Acquisition Hotels had an 8.6% increase in suite/room revenue for the three months ended March 31, 1998 compared to the corresponding period in 1997. ADR increased 8.8% to $128.56 and occupancy declined 0.1% from 72.2% to 72.1%. RevPAR for the three months ended 1998 increased 8.6% as compared to the corresponding period in 1997, ranging from a decrease at the Beaver Creek, Colorado Embassy Suite hotel of 0.9% to an increase of 42.3% at the Piscataway, New Jersey Embassy Suites hotel.

         The 1997 Acquisition Hotels experienced suite/room revenue increases of 1.7% during the first quarter of 1998. Occupancy declined 2.7% from 71.8% to 69.9% while ADR increased 4.5% to $114.07. Included in the 1997 Acquisition hotels are ten hotels which were undergoing renovation or had recently been converted to a different brand. Excluding these ten hotels, the 1997 Acquisitions would have recorded an increase in revenue of 5.1%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the three months ended March 31, 1998, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $33.2 million and Funds From Operations (as previously defined) was $41.7 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Company's liquidity, including its ability to make distributions to stockholders, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

         At March 31, 1998, the Lessee had paid all amounts then due the Company under the Percentage Leases. During the first quarter of 1998, the Lessee had a net income of $775,000. The Lessee's shareholders' deficit of $8.3 million at March 31, 1998 resulted primarily from losses during 1997 and 1996 as a consequence of the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite/room nights lost during those years due to renovation. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholders' equity is restored. It is anticipated that the Lessee's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases when due.

         Messrs. Feldman and Corcoran, certain entities owning preferred interests in the Lessee and the managers of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $17.0 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 37 of the Hotels. Amounts so borrowed by the Lessee, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at March 31, 1998.

         The Company intends to acquire additional hotels and may incur indebtedness to make such acquisitions, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

         At March 31, 1998, the Company had $25.7 million of cash and cash equivalents and had utilized $153 million of the amount available under the Line of Credit. The Company has entered into negotiations with its Lenders to increase its existing $550 million Line of Credit to $1 billion and to provide a $200 million unsecured term loan facility. These changes in the Line of Credit are designed to provide the Company with additional flexibility in financing and will enable the Company to pay off a portion of the secured debt to be acquired by it in the Merger with Bristol.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into two separate interest rate swap agreements. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the initial variable rate to be received by the Company at March 31, 1998 are summarized in the following table:

                                                    SWAP RATE
                                                     RECEIVED
                      SWAP RATE      EFFECTIVE     (VARIABLE) AT     SWAP
NOTIONAL AMOUNT      PAID (FIXED)    FIXED RATE       3/31/98       MATURITY
---------------      ------------    ----------     ---------     -------------
$50 million           6.11125%       7.51125%         5.62500%    October 1999
$25 million           5.95500%       7.35500%         5.62500%    November 1999

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

         To provide for additional flexibility, the Company registered up to an aggregate of $1.0 billion in common stock, preferred stock, depositary shares, debt securities and/or common stock warrants pursuant to an "omnibus" shelf registration statement filed February 17, 1998.

     Under the Merger Agreement FelCor has agreed to provide Bristol a $120 million interim credit facility (the "Interim Credit Facility"). Under the Interim Credit Facility, FelCor will loan to Bristol (i) $40 million to fund a portion of the cash purchase price and to prepay certain indebtedness assumed by Bristol in connection with the acquisition of a 20 hotel portfolio, (ii) $31.2 million to fund the prepayment of $30 million in outstanding principal amount of Bristol's Senior Secured Notes and a related prepayment premium, (iii) $9 million for general corporate purposes and (iv) additional cash for necessary capital improvements. The Interim Credit Facility will be secured by real estate acceptable to FelCor. If the Merger Agreement is terminated due to the failure of FelCor's stockholders to approve the Merger, the Interim Credit Facility will be converted into unsecured indebtedness of Bristol with a maturity of December 31, 2003; however, any loan balance in excess of $56.2 million will remain secured and due 120 days after the termination of the Merger Agreement. At May 11, 1998 FelCor had advanced the entire $120 million to provided by it under the Interim Credit Facility.

         On May 7, 1998 the Company sold 5.75 million depositary shares representing 57,500 shares of 9% Series B Preferred Stock at $25 per depositary share. The net proceeds of approximately $139.2 million were primarily used to reduce borrowings on the Line of Credit.

         The Company's cash flow used in financing activities of approximately $7.7 million for the three months ended March 31, 1998 resulted from the following: net borrowings under the Company's line of credit of $17.0 million and distributions paid to common shareholders, preferred shareholders and limited partners of $24.7 million.

INFLATION

         Operators of hotels, in general, possess the ability to adjust suite/room rates periodically to reflect the effects of inflation. Competitive pressures may, however, limit the Lessee's ability to raise suite/room rates.

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

                          PART II. -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         During the first quarter of 1998, the Company issued 2,491 shares of its common stock in redemption of a like number of outstanding units of limited partner interest in the Operating Partnership. Neither the units, nor the common stock issued in redemption thereof, were registered under the 1933 Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by Section 4(2) of that act.

         On March 4, 1998, the Company issued an aggregate of 4,875 shares of its common stock to certain of its outside directors in the form of restricted stock under its Restricted and Stock Option Stock Plan. Such shares were registered under the 1933 Act pursuant to a registration statement Form S-8 (File No. 333-32579).

         On May 7, 1998 the Company sold 5.75 million depositary shares, representing 57,500 shares of 9% Series B Preferred Stock, at $25 per depositary share. The Series B Preferred Stock and the corresponding depositary shares, which may be called by the Company at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Series B Preferred Stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and will be entitled to annual dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The net proceeds of approximately $139.2 million were used to reduce borrowings on the Line of Credit.

ITEM 5.  OTHER INFORMATION.

         For information relating to hotel acquisitions and certain other transactions by the Company through March 31, 1998, see Note 1 of Notes to Consolidated Financial Statements of FelCor Suite Hotels, Inc. contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits:

              Exhibit
              Number                                    Description
              ------                                    -----------
                       10.2.1           -  Schedule of executed Lease Agreements
                                           identifying material variations from the form of
                                           Lease Agreement with respect to hotels acquired by
                                           the Company through April 20, 1998.

                        27              -  Financial Data Schedule

          (b)  Reports on Form 8-K:     -  A current report on Form 8-K was filed by the Company on
                                           April 23, 1998.  This filing reported under Item 5, the
                                           Agreement and Plan of Merger (the "Merger Agreement")
                                           with Bristol Hotel Company ("Bristol").  Under the Merger
                                           Agreement, Bristol will be merged with and into the
                                           Company.  The merger was unanimously approved by the
                                           boards of both companies subject to final documentation.
                                           The merger is currently expected to close near the end of the second quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 1998

                                       FELCOR SUITE HOTELS, INC.



                                       By:   /s/ Lester C. Johnson
                                          -------------------------------------
                                                    Lester C. Johnson
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS




     Exhibit
     Number                                    Description
     ------                                    -----------
      10.2.1           -  Schedule of executed Lease Agreements
                          identifying material variations from the form of
                          Lease Agreement with respect to hotels acquired by
                          the Company through April 20, 1998.

      27               -  Financial Data Schedule