Form 10-K405/A
period 1997-12-31
FELCOR SUITE HOTELS INC
filed 1998-05-29
CIK 923603

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
================================================================================

                            FELCOR SUITE HOTELS, INC.

                                      INDEX


                                                                                                        FORM 10-K
                                                                                                          REPORT
ITEM NO.                                                                                                  PAGE
--------                                                                                                ---------
                                                     PART II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters ..............................   3
 6.  Selected Financial Data ............................................................................   5
 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..............  11
 8.  Financial Statements and Supplementary Data ........................................................  21
 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ...............  21

                                                      PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................................  22

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

         Actual historical results of operations for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (in millions, except percentages and hotel counts):

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

          Total expenses increased $55.2 million in 1997 over the corresponding period in 1996 resulting primarily from increased expenses related to the acquisition of 90% to 100% interests in 21 hotels during 1997 and 19 hotels in 1996. The 21 hotels acquired in 1997 consist of 11 Doubletree Guest Suites, five Sheraton, three Embassy Suites and two Sheraton Suites hotels. The 19 hotels acquired in 1996 consist of 18 Embassy Suites hotels and one Hilton Suites hotel.

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

                  The following table details the computation of Funds From Operations (in thousands):

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                            ------------------------------
                                                                                            1997         1996         1995
                                                                                            ----         ----         ----
FUNDS FROM OPERATIONS (FFO):
Net income ..........................................................................     $ 63,650     $ 40,937     $ 12,191
Add back:
   Extraordinary charge from write off  of deferred financing fees ..................          185        2,354
   Minority interest ................................................................        5,817        5,590        3,131
   Depreciation .....................................................................       50,798       26,544        5,232
   Depreciation for unconsolidated entities .........................................        9,365        1,716
                                                                                                                         153
                                                                                          --------     --------     --------
FFO .................................................................................     $129,815     $ 77,141     $ 20,707
                                                                                          ========     ========     ========
Weighted average common shares and units outstanding (a) ............................       39,157       29,306        8,989

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

THE YEAR 2000 ISSUE

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          The Company has recently assessed its internal computer systems and believes that the current systems used will properly utilize dates beyond December 31, 1999. The Company has been informed that companies leasing and managing the hotels owned by it are in the process of studying the Year 2000 issue, including inquiries of their vendors. Upon the completion of these studies, which is expected in late 1998, the Company will determine the extent to which it may be vulnerable to third parties' failure to remedy their Year 2000 issues and potential effects of any such failures. The Company estimates that the expense associated with the Year 2000 issue will not be material to the Company's business, operations or financial condition.

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
             Registrant and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to the 1994 10-K/A and incorporated herein by reference).

 10.7.1 -    Restricted Stock and Stock Option Plan of the Registrant (filed as
             Exhibit 10.9 to the 1994 10-K/A and incorporated herein by reference).

 10.7.2 -    1995 Restricted Stock and Stock Option Plan of the Registrant
             (filed as Exhibit 10.9.2 to the 1995 10-K and incorporated herein by reference).

 10.8   -    Savings and Investment Plan of the Registrant (filed as Exhibit
             10.10 to the 1994 10-K/A and incorporated herein by reference).

 10.9   -    Registration Rights Agreement dated as of July 21, 1994 between the
             Registrant and the parties named therein (filed as Exhibit 10.11 to the 1994 10-K/A and incorporated herein by reference).

 10.10  -    Agreement dated as of April 15, 1995 among the Registrant, the
             Partnership, FelCor, Inc., Thomas J. Corcoran, Jr. and Hervey A.
             Feldman relating to purchase of securities (filed as Exhibit 10.15 to the Registration Statement on Form S-11 (File No. 33-91870) (the
             "May 1995 Registration Statement") and incorporated herein by reference).

 10.11  -    Registration Rights Agreement dated as of November 17, 1995 between the Registrant and Cleveland Finance Associates Limited Partnership
             (filed as Exhibit 10.27 to the 1995 10-K and incorporated herein by reference).

 10.12   -   Registration Rights Agreement dated as of January 3, 1996 between the Registrant and Robert E. Woolley and Charles M. Sweeney (filed as Exhibit 10.28 to the 1995 10-K and incorporated herein by reference).

 10.13   -   Credit Agreement dated as of February 6, 1996, by and among the
             Partnership, as borrower, Holdings and the Registrant, as
             guarantors, and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 10.30 to the 1996 Form 8-K and incorporated herein by reference).

 10.14   -   Third Amended and Restated Revolving Credit Agreement dated as of
             August 14, 1997 among the Registrant and the Partnership, as
             Borrower, the Lenders party thereto, The Chase Manhattan Bank, as
             Administrative Agent , and Wells Fargo Bank, National Association,
             as Documentation Agent (filed as Exhibit 10.23 to the 1997 Form S-4 and incorporated herein by reference).

 10.15   -   Contract for Purchase and Sale of Hotels dated as of June 5, 1997 by and among ITT Sheraton Corporation, Sheraton Savannah Corp.,
             Sheraton Peachtree Corp., Sheraton Crescent Corp., Sheraton Dallas,
             Corp., Sheraton Gateway Suites O'Hare Investment Partnership, and
             the Partnership (filed as Exhibit 10.24 to the Registrant's Current
             Report on Form 8-K dated June 4, 1997 and incorporated herein by reference).

 10.16   -   Registration Rights Agreement dated as of September 26, 1997 among the Registrant, the Partnership, Morgan Stanley & Co. Incorporated,
             NationsBank Capital Markets, Inc. and Salomon Brothers Inc. (filed as Exhibit 10.25 to the 1997 Form S-4 and incorporated herein by reference).

 21.1    -   List of Subsidiaries of the Registrant.

 23.1    -   Consent of Coopers & Lybrand L.L.P.(1)

 27      -   Financial Data Schedule.

(1)  Exhibit filed herewith, all other exhibits have been previously filed.

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


Date:    May 29, 1998

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

12.  PRO FORMA INFORMATION (UNAUDITED)

                            FELCOR SUITE HOTELS, INC.

12.  PRO FORMA INFORMATION (UNAUDITED) -- (CONTINUED)

         As discussed in Note 1, the Company completed acquisitions of interests in 23 hotels during 1996 and 30 hotels during 1997 for aggregate purchase prices of $540.3 million and $658.4 million respectively. The acquisitions are accounted for using the purchase method and the results of operations for the hotels acquired are included in the Company's historical Statements of Operations from the date of acquisition. As such, the historical results of operations may not be indicative of future results of operations and net income per common share.

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

         The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

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

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)



                                                                   1997           1996           1995
                                                                 ---------      ---------      ---------
Revenues:
        Suite revenue ......................................     $ 456,614      $ 234,451      $  65,649
        Food and beverage revenue ..........................        34,813         15,119          2,462
        Food and beverage rent .............................         4,393          2,334            534
        Other revenue ......................................        38,690         17,340          3,924
                                                                 ---------      ---------      ---------
                 Total revenues ............................       534,510        269,244         72,569
                                                                 ---------      ---------      ---------

Expenses:
        Departmental Expenses:
             Suites ........................................       111,827         58,953         16,807
             Food and beverage..............................        33,119         15,701          2,723
             Other..........................................        16,250          7,283          1,648
        Undistributed Operating Expenses:
             General and administrative ....................        39,147         20,123          5,547
             Advertising and promotion .....................        37,333         18,520          5,410
             Repair and maintenance ........................        26,236         14,453          4,010
             Utilities .....................................        21,363         12,248          3,384
             Management and incentive fees .................        11,879          6,077          1,561
             Franchise fee .................................        13,407          5,693          2,473
             Percentage lease expenses .....................       216,990        107,935         26,945
             Lessee overhead expenses ......................         2,332          1,776            834
             Liability insurance ...........................         3,202          1,818            468
             Conversion cost ...............................           340          2,165            297
             Other expenses ................................         3,757          1,929            702
                                                                 ---------      ---------      ---------
                 Total expenses ............................       537,182        274,674         72,809
                                                                 ---------      ---------      ---------
Net loss ...................................................     $  (2,672)     $  (5,430)     $    (240)
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

   21.1      - List of Subsidiaries of the Registrant.

   23.1      - Consent of Coopers & Lybrand L.L.P.(1)

   27        - Financial Data Schedule.



(1)  Exhibit filed herewith, all other exhibits have been previously filed.