Form 10-K405/A
period 1997-12-31
FELCOR SUITE HOTELS INC
filed 1998-06-16
CIK 923603

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
================================================================================

                            FELCOR SUITE HOTELS, INC.

                                      INDEX

                                                                                                        FORM 10-K
                                                                                                          REPORT
ITEM NO.                                                                                                  PAGE
--------                                                                                                ---------

                                                      PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................................   3

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

 23.1(1) -   Consent of Coopers & Lybrand L.L.P.

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

Date:    June 16, 1998

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

         The following unaudited Pro Forma Consolidated Statements of Operations for the years ended December 31, 1997 and 1996 (in thousands, except per share data) are presented as if the acquisitions of all 73 hotels owned at December 31, 1997, the private placement of $300 million of senior unsecured notes and the consummation of the 1997 and 1996 public offerings and the application of the net proceeds therefrom had occurred at the beginning of the respective periods presented, and all of the hotels had been leased to the Lessee pursuant to the Percentage Leases. Such pro forma information is based in part upon the Consolidated Statements of Operations of the Company and pro forma Statements of Operations of the Lessee. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

         The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

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

         The following unaudited Pro Forma Statements of Operations for the years ended December 31, 1997 and 1996 (in thousands) are presented as if the Lessee leased and operated all Hotels owned by the Partnership at December 31, 1997, from the beginning of the respective periods presented.

         The Pro Forma Statements of Operations does not purport to present what actual results of operations would have been if the 73 hotels were operated by the Lessee pursuant to the Percentage Leases from the beginning of the respective periods presented or to project results for any future period.

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

   23.1(1)   - Consent of Coopers & Lybrand L.L.P.

   27        - Financial Data Schedule.

(1)  Exhibit filed herewith, all other exhibits have been previously filed.