Form 10-Q
period 1998-06-30
FELCOR LODGING TRUST INC
filed 1998-08-14
CIK 923603

-------------------------------------------------------------------------------



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

 /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM      TO


                         COMMISSION FILE NUMBER 0-24250


                       FELCOR LODGING TRUST INCORPORATED
                      (formerly FelCor Suite Hotels, Inc.)
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

                                 (972) 444-4900
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   --

         The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on August 10, 1998 was 67,599,206.
-------------------------------------------------------------------------------

                       FELCOR LODGING TRUST INCORPORATED

                                     INDEX




                                                                                                                   PAGE
                                               PART I. -- FINANCIAL INFORMATION                                    ----

Item 1.       Financial Statements..............................................................................     3
              FELCOR LODGING TRUST INCORPORATED
                 Consolidated Balance Sheets - June 30, 1998 (Unaudited)
                      and December 31, 1997.....................................................................     3
                 Consolidated Statements of Operations -- For the Three and Six Months
                      Ended June 30, 1998 and 1997 (Unaudited)..................................................     4
                 Consolidated Statements of Cash Flows -- For the Six Months
                      Ended June 30, 1998 and 1997 (Unaudited)..................................................     5
                 Notes to Consolidated Financial Statements.....................................................     6
              DJONT OPERATIONS, L.L.C.
                 Consolidated Balance Sheets - June 30, 1998 (Unaudited)
                      and December 31, 1997.....................................................................    13
                 Consolidated Statements of Operations -- For the Three and Six Months
                      Ended June 30, 1998 and 1997 (Unaudited)..................................................    14
                 Consolidated Statements of Cash Flows -- For the Six Months
                      Ended June 30, 1998 and 1997 (Unaudited)..................................................    15
                 Notes to Consolidated Financial Statements.....................................................    16
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............    17
                 General/Second Quarter Highlights..............................................................    17
                 Results of Operations..........................................................................    18
                 Liquidity and Capital Resources................................................................    24

                                                PART II. -- OTHER INFORMATION

Item 2.       Changes in Securities.............................................................................    27
Item 4.       Submission of Matters to a vote of Security Holders...............................................    27
Item 5.       Other Information.................................................................................    27
Item 6.       Exhibits and Reports on Form 8-K..................................................................    27

SIGNATURE.......................................................................................................    29


                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FELCOR LODGING TRUST INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         1998            1997
                                                                                     ------------    ------------
                                                                                      (UNAUDITED)

                                          ASSETS
Investment in hotels, net of accumulated depreciation of $120,554
   and $87,400 at June 30, 1998 and December 31, 1997, respectively ..............   $  1,847,039    $  1,489,764
Investment in unconsolidated entities ............................................        119,866         132,991
Cash and cash equivalents ........................................................         11,060          17,543
Due from Lessee ..................................................................         32,701          18,908
Deferred expenses, net of accumulated amortization of $2,888
  and $1,987 at June 30, 1998 and December 31, 1997, respectively ................         13,007          10,593
Bristol Interim Credit Facility ..................................................        120,000
Other assets .....................................................................         11,913           3,565
                                                                                     ------------    ------------

           Total assets ..........................................................   $  2,155,586    $  1,673,364
                                                                                     ============    ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Debt, net of discount of $1,741 and $1,855 at June 30, 1998
   and December 31, 1997, respectively ...........................................   $    784,172    $    465,726
Distributions payable ............................................................         26,664          24,671
Accrued expenses and other liabilities ...........................................         24,016          11,331
Capital lease obligations ........................................................         10,048          11,093
Minority interest in Operating Partnership, 3,030 and 2,900 units issued
   and outstanding at June 30, 1998 and December 31, 1997, respectively ..........         76,435          73,451
Minority interest in other partnerships ..........................................         16,064           8,594
                                                                                     ------------    ------------
           Total liabilities .....................................................        937,399         594,866
                                                                                     ------------    ------------

Commitments and contingencies (Note 3 and 4)

Shareholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized:
     Series A Cumulative Preferred Stock, 6,050 shares issued and outstanding ....        151,250         151,250
     Series B Redeemable Preferred Stock, 58 shares issued and outstanding .......        143,750
Common stock, $.01 par value, 100,000 shares authorized, 37,798 and 37,802 shares issued, including shares in treasury, at June 30, 1998
   and December 31, 1997, respectively ...........................................            378             378
Additional paid in capital .......................................................      1,001,076       1,003,501
Unearned officers' and directors' compensation ...................................         (1,150)         (1,754)
Distributions in excess of earnings ..............................................        (36,011)        (33,771)
                                                                                     ------------    ------------
                                                                                        1,259,293       1,119,604
Less common stock in treasury at cost, 1,213 shares ..............................        (41,106)        (41,106)
                                                                                     ------------    ------------
           Total shareholders' equity ............................................      1,218,187       1,078,498
                                                                                     ------------    ------------

           Total liabilities and shareholders' equity ............................   $  2,155,586    $  1,673,364
                                                                                     ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING TRUST INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                           ------------------------   -----------------------
                                                              1998          1997          1998         1997
                                                           ----------    ----------   ----------   ----------
Revenues:
  Percentage lease revenue .............................   $   62,793    $   38,677   $  118,853   $   74,048
  Equity in income from unconsolidated entities ........        2,689         2,300        3,982        3,427
  Other revenue ........................................        1,920            76        2,095          170
                                                           ----------    ----------   ----------   ----------
           Total revenue ...............................       67,402        41,053      124,930       77,645
                                                           ----------    ----------   ----------   ----------

Expenses:
  General and administrative ...........................        1,375           874        2,574        1,846
  Depreciation .........................................       17,429        11,314       33,316       21,730
  Taxes, insurance and other ...........................        7,568         5,549       14,838       10,756
  Interest expense .....................................       13,795         7,313       23,526       12,914
  Minority interest in Operating Partnership ...........        2,063         1,524        3,813        2,942
  Minority interest in other partnerships ..............          291           121          482          142
                                                           ----------    ----------   ----------   ----------
           Total expenses ..............................       42,521        26,695       78,549       50,330
                                                           ----------    ----------   ----------   ----------

Net income before extraordinary charge .................       24,881        14,358       46,381       27,315
Extraordinary charge from write off of deferred
     financing fees ....................................                                     556
                                                           ----------    ----------   ----------   ----------

Net income .............................................       24,881        14,358       45,825       27,315

Preferred dividends ....................................        4,854         2,949        7,803        5,899
                                                           ----------    ----------   ----------   ----------

Net income applicable to common shareholders ...........   $   20,027    $   11,409   $   38,022   $   21,416
                                                           ==========    ==========   ==========   ==========

Per common share data:
Basic:
  Net income applicable to common shareholders before
    extraordinary charge ...............................   $     0.55    $     0.43   $     1.06   $     0.82
  Extraordinary charge .................................                                   (0.02)
                                                           ----------    ----------   ----------   ----------
  Net income applicable to common shareholders .........   $     0.55    $     0.43   $     1.04   $     0.82
                                                           ==========    ==========   ==========   ==========
  Weighted average common shares outstanding ...........       36,537        26,605       36,541       25,993
                                                           ==========    ==========   ==========   ==========

Diluted:
  Net income applicable to common shareholders before
    extraordinary charge ...............................   $     0.54    $     0.42   $     1.05   $     0.81
  Extraordinary charge .................................                                                (0.02)
                                                           ----------    ----------   ----------   ----------
  Net income applicable to common shareholders .........   $     0.54    $     0.42   $     1.03   $     0.81
                                                           ==========    ==========   ==========   ==========
  Weighted average common shares and equivalents
    outstanding ........................................       36,851        27,024       36,878       26,397
                                                           ==========    ==========   ==========   ==========


              The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING TRUST INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                           (UNAUDITED, IN THOUSANDS)


                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                           -------------------------
                                                                                              1998           1997
                                                                                           -----------    -----------
Cash flows from operating activities:
          Net income ...................................................................   $    45,825    $    27,315
          Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
                    Depreciation .......................................................        33,316         21,730
                    Amortization of deferred financing fees and organization costs .....         1,256            672
                    Amortization of unearned officers' and directors' compensation .....           396            510
                    Equity in income from unconsolidated entities ......................        (3,982)        (3,427)
                    Extraordinary charge for write off of deferred financing fees ......           556
                    Minority interest in Operating Partnership .........................         3,813          2,942
                    Minority interest in other partnerships ............................           482            142
              Changes in assets and liabilities:
                    Due from Lessee ....................................................       (13,793)        (3,533)
                    Deferred financing fees ............................................        (3,558)
                    Deferred costs and other assets ....................................        (8,436)        (4,225)
                    Accrued expenses and other liabilities .............................        11,599            168
                                                                                           -----------    -----------
                              Net cash flow provided by operating activities ...........        67,474         42,294
                                                                                           -----------    -----------

Cash flows from investing activities:
          Acquisition of hotels ........................................................      (353,615)      (409,587)
          Acquisition of unconsolidated entities .......................................          (418)       (59,571)
          Improvements and additions to hotels .........................................       (22,244)       (25,374)
          Bristol Interim Credit Facility ..............................................      (120,000)
          Cash distributions from unconsolidated entities ..............................        15,809          1,402
                                                                                           -----------    -----------
                              Net cash flow used in investing activities ...............      (480,468)      (493,130)
                                                                                           -----------    -----------

Cash flows from financing activities:
          Proceeds from borrowings .....................................................       461,000        149,000
          Repayment of borrowings ......................................................      (144,145)       (72,900)
          Proceeds from sale of preferred stock ........................................       143,750
          Proceeds from sale of common stock ...........................................                      480,075
          Costs associated with public offerings .......................................        (4,686)       (25,480)
          Proceeds from exercise of stock options ......................................                          563
          Purchase of treasury stock ...................................................                      (41,106)
          Distributions paid to limited partners .......................................        (3,336)        (2,835)
          Distributions paid to preferred shareholders .................................        (7,803)        (5,899)
          Distributions paid to common shareholders ....................................       (38,269)       (24,981)
                                                                                           -----------    -----------
                              Net cash flow provided by financing activities ...........       406,511        456,437
                                                                                           -----------    -----------

Net change in cash and cash equivalents ................................................        (6,483)         5,601
Cash and cash equivalents at beginning of periods ......................................        17,543          7,793
                                                                                           -----------    -----------
Cash and cash equivalents at end of periods ............................................   $    11,060    $    13,394
                                                                                           ===========    ===========

Supplemental cash flow information --
          Interest paid ................................................................   $    22,226    $     9,760
                                                                                           ===========    ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND FIRST QUARTER HIGHLIGHTS

         FelCor Lodging Trust Incorporated, formerly FelCor Suite Hotels, Inc. ("FelCor"), is a real estate investment trust ("REIT") which, at June 30, 1998, owned interests in 86 hotels with an aggregate of 21,164 suites/rooms (collectively the "Hotels") through its 92.4% general partner interest in FelCor Lodging Limited Partnership, formerly FelCor Suites Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership and its subsidiaries, are herein referred to, collectively, as the "Company". The Company owns 100% equity interests in 65 of the Hotels (15,957 suites/rooms), a 90% or greater interest in entities owning seven hotels (1,745 suites/rooms), and 50% interests in separate entities that own 14 hotels (3,462 suites/rooms). At June 30, 1998, 58 of the Hotels were operated as Embassy Suites(R)hotels, 14 as Doubletree Guest Suites(R) hotels, two as full-service Doubletree(R) hotels, five as Sheraton(R) hotels, four as Sheraton Suites(R) hotels, one as a Hilton(R) hotel, ONE as a Hilton Suites(R) hotel and one was in the process of being converted to a full-service Doubletree hotel. The Hotels are located in 28 states, with 35 hotels in California, Florida and Texas. The following table provides certain information regarding the acquisition of Hotels through June 30, 1998:


                                    NUMBER OF HOTELS              NUMBER OF
                                        ACQUIRED                 SUITES/ROOMS
                                        --------                 ------------

1994                                       7                        2,041
1995                                      13                        2,649
1996                                      23                        5,769
1997                                      30                        7,608
1ST QUARTER 1998                           2                          348
2ND QUARTER 1998                          11                        2,749
                                          --                       ------
                                          86                       21,164
                                          ==                       ======



         At June 30, 1998, the Company leased all of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, ("DJONT"), or a consolidated subsidiary thereof (collectively, the "Lessee"), under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey A. Feldman and Thomas J. Corcoran, Jr., who at June 30, 1998 were Chairman of the Board of Directors and Chief Executive Officer of FelCor, respectively, beneficially own a 50% voting equity interest in the Lessee. The remaining 50% non-voting equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Company. The Lessee has entered into management agreements pursuant to which 73 of the Hotels are managed by Promus Hotel Corporation ("Promus"), or by a subsidiary thereof, nine are managed directly by, or by a subsidiary of, ITT Sheraton Corporation ("Sheraton") and four are managed by three independent management companies. Promus is the largest operator of all-suite, full service hotels in the United States.

                       FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SECOND QUARTER HIGHLIGHTS -- (CONTINUED)

     o   A brief discussion of the second quarter 1998 highlights follows:

         The Company acquired 11 hotels during the second quarter of 1998. Eight upscale, full-service all-suite hotels were acquired from Starwood Hotels & Resorts (NYSE:HOT) for an aggregate cash price of $245 million. The eight hotels acquired from Starwood have a total of 1,898 suites and are located in geographically diverse U.S. markets. The Company acquired 100% ownership interests in one hotel located in Secaucus, New Jersey for approximately $23.4 million. In addition, the Company acquired, through a 90% owned partnership, interests in two other hotels located in Denver, Colorado and Dallas, Texas for approximately $50.9 million in cash.

  o In May 1998, FelCor raised approximately $140 million from the sale of depositary shares representing its 9% Series B Cumulative Redeemable Preferred Stock net of $3.8 million of offering expenses.

  o FelCor declared second quarter dividends of $0.55 per share on its Common Stock, $0.4875 per share on its $1.95 Series A Cumulative Convertible Preferred Stock and $0.525 per depositary share on its 9% Series B Cumulative Redeemable Preferred Stock.

  o Following the end of the second quarter 1998 the Company increased its unsecured credit facilities to $1.1 billion from $550 million. The new unsecured credit facility consists of an $850 million revolving line of credit which matures in three years and a $250 million term loan that matures in 18 months. (See Note 4)

  o On July 28, 1998, FelCor completed the merger with Bristol Hotel Company (NYSE:BH) ("Bristol") following approval by FelCor's Shareholders on July 27, 1998. In conjunction with this closing FelCor issued 31.0 million shares of Common Stock and assumed approximately $700 million in debt. (See Note 9)

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position of the Company for the unaudited periods.

                       FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUPPLEMENTAL CASH FLOW INFORMATION

     During the first six months of 1998, the Company purchased certain assets and assumed certain liabilities of hotels. These purchases were recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):


            Assets acquired.................................................        $367,058
            Debt assumed....................................................          (1,479)
            Operating Partnership units issued..............................          (4,976)
            Minority interest contribution in other partnerships............          (6,988)
                                                                                    --------
                 Net cash paid by the Company...............................        $353,615
                                                                                    ========

3.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

     At June 30, 1998, the Company owned interests in 58 Embassy Suites hotels, 14 Doubletree Guest Suites hotels, two full-service Doubletree hotels, five Sheraton hotels, four Sheraton Suites hotels, one Hilton Suites hotel, one Hilton hotel and one hotel in the process of conversion to a full-service Doubletree hotel. The Embassy Suites hotels, Hilton Suites hotel and Hilton hotel operate pursuant to franchise license agreements which require the payment of fees based on a percentage of suite/room revenue. These fees are paid by the Lessee. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels, Doubletree hotels, Sheraton hotels or Sheraton Suites hotels, which rights are included in management agreements with the Lessee.

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

     The Company is to receive rental income from the Lessee under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels), 2006 (19 hotels), 2007 (14 hotels), 2008 (13 hotels) and 2012 (7 hotels). The Percentage Leases for the 14 unconsolidated entities expire in 2005 (1 hotel), 2006 (4 hotels) and 2007 (9 hotels). The rental income under the Percentage Leases between the 14 unconsolidated entities, of which the Company owns 50%, and the Lessee are payable to the respective entities and as such is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) to the Company under these noncancellable operating leases at June 30, 1998 is as follows (in thousands):



            Remainder of 1998...............................................       $   66,989
            1999............................................................          134,364
            2000............................................................          134,451
            2001............................................................          137,596
            2002............................................................          137,596
            2003 and thereafter.............................................          641,199
                                                                                   ----------
                                                                                   $1,252,195
                                                                                   ==========

                       FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Messrs. Feldman and Corcoran, certain entities owning preferred interests in the Lessee and the managers of certain of the Hotels have agreed to make loans to the Lessee of up to an aggregate of approximately $17.3 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No loans were outstanding under such agreements at June 30, 1998.

4.   DEBT

         Debt obligations at June 30, 1998 and December 31, 1997 consist of the following (in thousands):


                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1998             1997
                                                                                           --------         --------
Senior unsecured notes, net of discount.........................................           $298,259         $298,145
Line of Credit..................................................................            453,000          136,000
Renovation loan ................................................................             25,000           25,000
Collateralized mortgage note....................................................              7,263            5,931
Other debt payable..............................................................                650              650
                                                                                           --------         --------
                                                                                           $784,172         $465,726
                                                                                           ========         ========



         Under its loan agreements, the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at June 30, 1998.

         On July 1, 1998, the Company increased its unsecured credit facilities to $1.1 billion, consisting of an $850 million revolving line of credit ("Line of Credit") which matures in three years and a $250 million non- amortizing term loan ("term loan") which matures in 18 months. Interest payable on borrowings under the credit facilities is variable, determined from a ratings and leverage-based pricing matrix, ranging from 87.5 basis points to 175 basis points above LIBOR. The initial interest spread will be 150 basis points. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, ranging from 20 to 30 basis points. In the third quarter of 1998, the Company intends to write off approximately $2.5 million of deferred expenses relating to the $550 million Line of Credit. Through June 30, 1998, the Company has incurred additional expenses of approximately $3.6 million in deferred loan costs associated with the $1.1 billion unsecured credit facility.

         On July 1, 1998, the Company entered into six separate interest rate swap agreements with four financial institutions to manage the relative mix of its debt between fixed and variable rate instruments. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The $250 million of interest rate swaps are comprised of $125 million of 5-year contracts maturing on July 1, 2003, with fixed rates ranging from 5.80% to 5.83% and $125 million of 5-year contracts maturing on July 1, 2003, providing for optional termination by the counterparties on July 1, 2001, with fixed rates ranging from 5.55% to 5.56%.

                       FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INVESTMENT IN UNCONSOLIDATED ENTITIES

     At June 30, 1998, the Company owned 50% interests in separate entities owning 14 hotels, a parcel of undeveloped land and a condominium management company. The Company also owned a 97% non-voting interest in an entity developing condominiums for sale. The Company is accounting for its investments in these unconsolidated entities under the equity method.

     Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):


                                                                                           JUNE 30,          DECEMBER 31,
                                                                                             1998               1997
                                                                                           --------           --------
Balance sheet information:
     Investment in hotels, net of accumulated depreciation.........................        $250,215           $256,032
     Non-recourse mortgage debt....................................................        $167,317           $138,956
     Equity........................................................................        $ 94,154           $126,324




                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30,               JUNE 30,
                                                          --------------------    --------------------
                                                            1998        1997        1998        1997
                                                          --------    --------    --------    --------
Statements of operations information:
     Percentage lease revenue .........................   $ 14,222    $ 14,224    $ 26,569    $ 23,729
     Other income .....................................        954                   1,114
                                                          --------    --------    --------    --------
           Total revenue ..............................     15,176      14,224      27,683      23,729
                                                          --------    --------    --------    --------
     Expenses:
          Depreciation ................................      4,278       4,108       8,543       7,214
          Taxes, insurance and other ..................      1,594       1,748       3,160       3,178
          Interest expense ............................      3,095       2,907       6,354       5,001
                                                          --------    --------    --------    --------
           Total expenses .............................      8,967       8,763      18,057      15,393
                                                          --------    --------    --------    --------

     Net income .......................................   $  6,209    $  5,461    $  9,626    $  8,336
                                                          ========    ========    ========    ========

     50% of net income attributable to the Company ....   $  3,105    $  2,731    $  4,813    $  4,168
     Amortization of cost in excess of book value .....       (416)       (431)       (831)       (741)
                                                          --------    --------    --------    --------
     Equity in income from unconsolidated entities ....   $  2,689    $  2,300    $  3,982    $  3,427
                                                          ========    ========    ========    ========



6.   SERIES B PREFERRED STOCK

     On May 7, 1998, FelCor issued 5,750,000 Depositary Shares (including 750,000 shares pursuant to the exercise of an over-allotment option), each representing an 1/100 interest in a share of 9% Series B Cumulative Redeemable Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), of FelCor. Each share of Series B Preferred Stock is entitled to a liquidation preference of $2,500 per share (equivalent to $25 per Depositary Share plus accrued dividends). The Series B Preferred Stock is not redeemable prior to May 7, 2003. The Series B Preferred Stock may be redeemed at the option of FelCor in whole or in part, at a redemption price of $2,500 per share plus accrued dividends.

                       FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   TAXES, INSURANCE AND OTHER

     Taxes, insurance and other is comprised of the following for the three and six months ended June 30, 1998 and 1997 (in thousands):


                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                       --------------------        ---------------------
                                                                        1998          1997          1998          1997
                                                                       ------        ------        -------       -------
Real estate and personal property taxes.......................         $6,456        $4,423        $13,023      $  8,833
Property insurance............................................            293           455            545           863
Land lease expense............................................            579           411            805           660
State franchise taxes.........................................            240           160            465           300
Other.........................................................                          100                          100
                                                                       ------        ------        -------       -------
     Total taxes, insurance and other.........................         $7,568        $5,549        $14,838       $10,756
                                                                       ======        ======        =======       =======



8.   BRISTOL INTERIM CREDIT FACILITY

     Under the Bristol Merger Agreement, FelCor provided Bristol a $120 million interim credit facility (the "Interim Credit Facility"). Under the Interim Credit Facility, FelCor loaned to Bristol (i) $45 million to fund a portion of the cash purchase price and to prepay certain indebtedness assumed by Bristol in connection with the acquisition of a 20 hotel portfolio, (ii) $32.8 million to fund the prepayment of $30 million in outstanding principal amount of Bristol's Senior Secured Notes and a related prepayment premium, (iii) $9 million for general corporate purposes and (iv) $33.2 million for necessary capital improvements. The Interim Credit Facility was secured by real estate. At June 30, 1998, FelCor had advanced the entire $120 million to Bristol under the Interim Credit Facility. At July 28, 1998, the Interim Credit Facility was assumed and canceled by FelCor upon completion of the merger with Bristol.

9.   SUBSEQUENT EVENTS

     On July 27, 1998, the Company announced the approval by its Shareholders of the merger with Bristol at its 1998 Annual Shareholders Meeting. Approximately 75% of the Company's outstanding Common Stock voted in favor of, and less than 1% voted against, the proposed merger.

     On July 28, 1998, the Company completed the merger of Bristol's real estate holdings with and into the Company. The merger resulted in the acquisition of 109 primarily full-service Bristol hotels in return for approximately 31.0 million shares of newly issued Common Stock. Based on the July 27, 1998 closing prices of FelCor Common Stock, the transaction was valued at approximately $1.7 billion, including the assumption of approximately $700 million in debt. The Bristol hotels add more than 28,000 rooms to the FelCor portfolio at approximately $59,000 per room. The merger established significant brand/owner manager relationships for the Company with Bass plc and its subsidiary Bass Hotels & Resorts, which acquired approximately 14% of the Company's currently outstanding Common Stock in the merger. Bristol Hotels & Resorts, the new hotel operating company spun off from Bristol prior to Bristol's merger into FelCor, will continue to lease and operate the hotels acquired by FelCor in the merger. With the completion of the Bristol merger and related transactions, the Company's consolidated debt-to-total investment in hotel assets, at cost, is approximately 37%, fixed interest rate debt comprised 61% of total indebtedness, and only 7% of total assets were encumbered with secured debt. In addition to its current standing as the owner of the largest number of Embassy Suites hotels, as a result of the merger the Company is the owner of the largest number of Crowne Plaza(R) and Holiday Inn(R) hotels.

                       FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited Pro Forma Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997 are presented as if the acquisitions of all hotels owned by the Company at June 30, 1998, the equity offerings consummated during 1997 and 1998 and the merger with Bristol had occurred as of the beginning of the periods presented and the Hotels had been leased pursuant to Percentage Leases.

     The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed at the beginning of the periods presented nor does it purport to represent the results of operations for future periods.

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               -----------------------
                                                                  1998         1997
                                                               ----------   ----------
Revenues:
  Percentage lease revenue .................................   $  244,227   $  226,564
  Equity in income from unconsolidated entities ............        5,367        4,462
  Other income .............................................          103
                                                               ----------   ----------
     Total revenue .........................................      249,697      231,026
                                                               ----------   ----------

Expenses:
  General and administrative ...............................        3,073        2,346
  Depreciation .............................................       65,513       62,313
  Taxes, insurance and other ...............................       38,814       37,278
  Interest expense .........................................       52,625       51,202
  Minority interest in Operating Partnership ...............        3,836        3,324
  Minority interest in other partnerships ..................          677          628
                                                               ----------   ----------
     Total expenses ........................................      164,538      157,091
                                                               ----------   ----------

Net income .................................................       85,159       75,935

Preferred dividends ........................................       12,368       12,368
                                                               ----------   ----------

Net income applicable to common shareholders ...............   $   72,791   $   61,567
                                                               ==========   ==========

Per common share data:
Basic:
  Net income applicable to common shareholders .............   $     1.08   $      .93
                                                               ==========   ==========
  Weighted average number of common shares outstanding .....       67,527       66,460
                                                               ==========   ==========
Diluted:
  Net income applicable to common shareholders .............   $     1.06   $      .91
                                                               ==========   ==========
  Weighted average common shares outstanding ...............       68,453       67,466
                                                               ==========   ==========



                            DJONT OPERATIONS, L.L.C.



                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                                                 JUNE 30,    DECEMBER 31,
                                                                                   1998          1997
                                                                                ----------    ----------
                                                                                (UNAUDITED)

                                                        ASSETS

Cash and cash equivalents ...................................................   $   41,624    $   25,684
Accounts receivable, net ....................................................       29,807        20,274
Inventories .................................................................        3,920         3,466
Prepaid expenses ............................................................          746         1,307
Other assets ................................................................        2,758         3,971
                                                                                ----------    ----------

          Total assets ......................................................   $   78,855    $   54,702
                                                                                ==========    ==========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade .....................................................   $    5,958    $    9,426
Accounts payable, other .....................................................       11,221         4,625
Due to FelCor Lodging Trust Incorporated ....................................       32,701        18,908
Accrued expenses and other liabilities ......................................       35,123        30,818
                                                                                ----------    ----------

          Total liabilities .................................................       85,003        63,777
                                                                                ----------    ----------

Commitments and contingencies (Note 2)
Shareholders' equity:
Capital .....................................................................            1             1
Distributions in excess of earnings .........................................       (6,149)       (9,076)
                                                                                ----------    ----------

          Total shareholders' deficit .......................................       (6,148)       (9,075)
                                                                                ----------    ----------

          Total liabilities and shareholders' equity ........................   $   78,855    $   54,702
                                                                                ==========    ==========













              The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.




                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                           (UNAUDITED, IN THOUSANDS)




                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                               -----------------------    -----------------------
                                                  1998         1997          1998         1997
                                               ----------   ----------    ----------   ----------
Revenue:
     Suite/room revenue ....................   $  160,993   $  108,932    $  304,278   $  202,085
     Food and beverage revenue .............       19,847        6,160        35,111       10,189
     Food and beverage rent ................        1,297        1,058         2,470        2,023
     Other revenue .........................       13,023        9,652        24,391       16,720
                                               ----------   ----------    ----------   ----------

          Total revenues ...................      195,160      125,802       366,250      231,017
                                               ----------   ----------    ----------   ----------

Expenses:
     Property operating costs and expenses .       43,148       31,183        81,753       56,366
     General and administrative ............       14,223        9,151        26,481       16,317
     Advertising and promotion .............       12,676        8,677        24,462       15,523
     Repair and maintenance ................        8,943        6,167        16,930       11,071
     Utilities .............................        7,058        4,562        13,155        8,691
     Management fee ........................        6,184        3,217        11,779        5,663
     Franchise fee .........................        4,780        3,344         8,921        6,184
     Food and beverage expenses ............       16,823        4,824        30,335        8,689
     Percentage lease expenses .............       77,021       52,459       145,459       97,074
     Lessee overhead expenses ..............          482          526           842        1,044
     Liability insurance ...................          300          781           569        1,500
     Other .................................        1,370        1,012         2,637        1,882
                                               ----------   ----------    ----------   ----------
          Total expenses ...................      193,008      125,903       363,323      230,004
                                               ----------   ----------    ----------   ----------

Net income (loss) ..........................   $    2,152   $     (101)   $    2,927   $    1,013
                                               ==========   ==========    ==========   ==========














              The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.




                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                           (UNAUDITED, IN THOUSANDS)





                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       ----------------------
                                                                          1998         1997
                                                                       ---------    ---------
Cash flows from operating activities:
     Net income ....................................................   $   2,927    $   1,013
     Adjustments to reconcile net income to net cash provided by operating activities:
     Changes in assets and liabilities:
          Accounts receivable ......................................      (9,533)      (9,411)
          Inventories ..............................................        (454)        (622)
          Prepaid expenses .........................................         561            4
          Other assets .............................................       1,213       (1,626)
          Due to FelCor Lodging Trust Incorporated .................      13,793        3,533
          Accounts payable, accrued expenses and other liabilities .       7,433       21,606
                                                                       ---------    ---------
               Net cash flow provided by operating activities ......      15,940       14,497
                                                                       ---------    ---------

Net change in cash and cash equivalents ............................      15,940       14,497
Cash and cash equivalents at beginning of periods ..................      25,684        5,208
                                                                       ---------    ---------
Cash and cash equivalents at end of periods ........................   $  41,624    $  19,705
                                                                       =========    =========























               The accompany notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Hervey A. Feldman and Thomas J. Corcoran, Jr, who at June 30, 1998 were the Chairman of the Board of Directors and Chief Executive Officer of FelCor Lodging Trust Incorporated (formerly FelCor Suite Hotels, Inc.), own all of the voting Class A membership interest in DJONT Operations, L.L.C., a Delaware limited liability company ("DJONT") (representing a 50% equity interest). All of the non-voting Class B membership interest in DJONT (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Mr. Mathewson, a director of and major initial investor in FelCor. Each of the 86 hotels in which FelCor Lodging Limited Partnership (formerly FelCor Suites Limited Partnership) (the "Operating Partnership") had an ownership interest at June 30, 1998 (the "Hotels"), was leased to DJONT or a consolidated subsidiary thereof (collectively, the "Lessee") pursuant to percentage leases (the "Percentage Leases"). Messrs. Feldman and Corcoran, certain entities owning preferred interests in the Lessee and the managers of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $17.3 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. Amounts so borrowed by the Lessee, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at June 30, 1998.

         At June 30, 1998, 58 of the Hotels were operated as Embassy Suites hotels, 14 as Doubletree Guest Suites hotels, two as full-service Doubletree hotels, five as Sheraton hotels, four as Sheraton Suites hotels, one as a Hilton hotel, one as a Hilton Suites hotel and one was in the process of being converted to a full-service Doubletree hotel. Seventy-three of the Hotels are managed by Promus Hotel Corporation ("Promus"), or by a subsidiary thereof. Of the remaining Hotels, nine are managed directly by, or by a subsidiary of, ITT Sheraton Corporation ("Sheraton") and four are managed by three independent management companies. Promus is the largest operator of all-suite, full-service hotels in the United States.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Lessee has future lease commitments under the Percentage Leases which expire in 2004 (seven hotels), 2005 (13 hotels) 2006 (23 hotels), 2007 (23 hotels), 2008 (13 hotels) and 2012 (seven hotels). Minimum future rental payments (i.e., base rents) under these noncancellable operating leases at June 30, 1998 is as follows (in thousands):



               YEAR                                                                          AMOUNT
               ----                                                                          ------
               Remainder of 1998...................................................      $   80,515
               1999................................................................         161,415
               2000................................................................         161,503
               2001................................................................         164,647
               2002................................................................         164,647
               2003 and thereafter.................................................         747,605
                                                                                         ----------
                                                                                         $1,480,332
                                                                                         ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

SECOND QUARTER HIGHLIGHTS:

  o Total revenue increased by 64% for the second quarter and 61% for the first six months of 1998 over the comparable periods last year.

  o Funds From Operations ("FFO") of $45.0 million for the quarter ended June 30, 1998 sets a new quarterly record.

  o Net income per diluted share for the quarter increased 29% from $0.42 to $0.54.

  o The Company's 43 comparable hotels, those owned at both December 31, 1997 and 1996, produced a 6.3% Revenue Per Available Suite/Room ("RevPAR") increase over the second quarter 1997 and a 7.5% RevPAR increase over the six months ended June 30, 1997. This increase in RevPAR, coupled with 263 new suites added at three of the 13 Original hotels (as hereafter defined) resulted in increased suite revenue for the 43 comparable hotels of 8.6% for the second quarter and 9.6% for the six months ended June 30, 1997.

  o In May 1998, FelCor raised approximately $140 million from the sale of depositary shares representing its 9% Series B Cumulative Redeemable Preferred Stock net of $3.8 million of offering expenses.

  o FelCor declared second quarter dividends of $0.55 per share on its Common Stock, $0.4875 per share on its $1.95 Series A Cumulative Convertible Preferred Stock and $0.525 per depositary share on its 9% Series B Cumulative Redeemable Preferred Stock.

  o On July 28, 1998, FelCor completed the merger with Bristol following approval by FelCor's Shareholders on July 27, 1998. In conjunction with this closing FelCor issued 31.0 million shares of Common Stock and assumed approximately $700 million in debt. (See Note 9 of Notes to Consolidated Financial Statements of FelCor)

  o  Hotel Acquisitions in Second Quarter 1998:

      o On April 15, 1998, the Company acquired a 90% ownership interest in a 248-room Doubletree hotel in Denver (Aurora), Colorado for approximately $21.7 million in cash. The hotel has 11,000 square feet of meeting space and is located 13 miles from the Denver International Airport.

      o On May 4, 1998, the Company acquired eight upscale, full-service all-suite hotels from Starwood Hotels & Resorts. The $245 million all-cash purchase includes five Embassy Suites hotels and three Doubletree Guest Suites hotels comprising 1,898 suites. After planned conversions, six hotels will be Embassy Suites hotels managed by Promus and two hotels will be Sheraton Suites hotels managed by Sheraton. Located in geographically diverse U.S. markets, the hotels are currently identified as:


               HOTEL                                                                      NUMBER OF SUITES
               ----------------                                                           ----------------
               Embassy Suites - Phoenix (Airport-44th St.), AZ                                  229
               Embassy Suites - Phoenix (Tempe/ASU), AZ                                         224
               Embassy Suites Resort - Palm Desert, CA                                          198
               Embassy Suites - Atlanta (Airport), GA                                           233
               Embassy Suites - St. Louis (Downtown), MO                                        297
               Doubletree Guest Suites - Dallas-Ft. Worth (Airport), TX                         308
               Sheraton Suites - Ft. Lauderdale (Cypress Creek), FL                             254
               Sheraton Suites - Lexington, KY                                                  155

   o On May 5, 1998, the Company acquired the 301-room Meadowlands Hilton hotel in Secaucus, New Jersey for $23.4 million in cash. The 12-story hotel features 19,000 square feet of meeting and convention space, a 10,000 square foot exhibition center and is located within four miles from downtown Manhattan.

   o On June 1, 1998, the Company acquired a 90% ownership interest in a 302-room Doubletree Hotel at Dallas-Campbell Centre for $29.2 million in cash, with the remaining 10% ownership interest being purchased by Promus. The Company acquired the hotel in conjunction with GE Investments' purchase of the 920,000 square-foot integrated complex known as "Campbell Centre." The 21-story high-rise hotel features 14,000 square feet of meeting space and is inter-connected to two adjoining office towers by interior walkways. The complex is centrally located in the heart of the Central Expressway corridor in Dallas, four miles from Dallas-Love Field Airport and five miles from downtown Dallas.

   o Subsequent to the end of the second quarter, the Company increased its unsecured credit facilities to $1.1 billion from $550 million. (See
         Note 4 of notes to Consolidated Financial Statements of FelCor)

         RESULTS OF OPERATIONS

         The Company

         Six Months Ended June 30, 1998 and 1997

         For the six months ended June 30, 1998 and 1997, the Company had revenues of $124.9 million and $77.6 million, respectively, consisting primarily of Percentage Lease revenues of $118.9 million and $74.0 million, respectively. The increase in total revenue is primarily attributed to the Company's acquisition and subsequent leasing pursuant to Percentage Leases, of interests in 19 additional hotels since June 30, 1997.

         Suite/room revenues for the 43 Hotels owned at both December 31, 1997 and 1996 increased 9.6% for the six months ended June 30, 1998 over the corresponding period in 1997 (an increase of $15.4 million). Furthermore, RevPAR for these hotels increased 7.5% and average daily rate ("ADR") increased 8.2% to $124.67 in the six months ended June 30, 1998 from $115.26 in the same period in 1997.

         Management believes that the hotels it acquires will generally experience increases in suite/room revenue and RevPAR (and accordingly, provide the Company with increases in Percentage Lease revenue) after completion of renovation, upgrade and possible rebranding; however, as individual hotels undergo such renovation and/or rebranding, their performance has been, and may continue to be adversely affected by such temporary factors as suites/rooms out of service and disruptions of hotel operations. (A more detailed discussion of hotel suite/room revenue is contained in "The Hotels" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Total expenses increased $28.2 million in the six months ended June 30, 1998, from $50.3 million to $78.5 million, compared to the same period in 1997. This increase resulted primarily from the additional hotels acquired in 1998 and 1997. Total expenses decreased as percentage of total revenue from 64.8% in the six months ended June 30, 1997 to 62.9% in the same period of 1998. The major components of total expenses are depreciation; taxes, insurance and other; and interest expense.

         Depreciation increased primarily as a result of the additional properties acquired in 1997 and 1998.

         Taxes, insurance and other increased $4.1 million primarily as a result of the increased number of hotels owned.

         Interest expense increased as a percentage of total revenue from 16.6% in the six months ended June 30, 1997 to 18.8% in 1998. This increase in interest expense is attributed to the increased use of debt to finance acquisitions, renovations and the $120 million loan to Bristol.

         Three Months Ended June 30, 1998 and 1997

         For the three months ended June 30, 1998 and 1997, the Company had revenues of $67.4 million and $41.1 million, respectively, consisting primarily of Percentage Lease revenues of $62.8 million and $38.7 million, respectively. The increase in total revenue is primarily attributed to the Company's acquisition and subsequent leasing pursuant to Percentage Leases, of interests in 19 additional hotels since June 30, 1997.

         Suite/room revenues for the 43 Hotels owned at both December 31, 1997 and 1996 increased 8.6% for the quarter ended June 30, 1998 over the corresponding period in 1997 (an increase of $7.0 million). Furthermore, RevPAR for these hotels increased 6.3% and ADR increased 8.3% to $122.06 in the second quarter of 1998 from $112.71 in the same period in 1997.

         Total expenses increased $15.8 million in the three months ended June 30, 1998, from $26.7 million to $42.5 million, compared to the same period in 1997. This increase resulted primarily from the additional hotels acquired in 1998 and 1997. Total expenses decreased as percentage of total revenue from 65.0% in the second quarter of 1997 to 63.1% in the same period of 1998. The major components of total expenses are depreciation; taxes, insurance and other; and interest expense.

         Depreciation increased primarily as a result of the additional properties acquired in 1997 and 1998.

         Taxes, insurance and other increased $2.0 million primarily as a result of the increased number of hotels owned.

         Interest expense increased as a percentage of total revenue from 17.8% in the second quarter of 1997 to 20.5% in 1998. This increase in interest expense is attributed to the increased use of debt to finance acquisitions, renovations, and the $120 million loan to Bristol.

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

The following table details the computation of Funds From Operations (in thousands, except per share and unit data):



                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,               JUNE 30,
                                                          ----------------------    ---------------------
                                                             1998         1997         1998        1997
                                                          ---------    ---------    ---------   ---------
Funds From Operations (FFO):
Net income ............................................   $  24,881    $  14,358    $  45,825   $  27,315
Less: Series B redeemable preferred dividends .........      (1,905)                   (1,905)
Add back:
   Extraordinary charge from write off of deferred
     financing fees from unconsolidated entities ......                                   556
   Minority interest in Operating Partnership .........       2,063        1,524        3,813       2,942
   Depreciation .......................................      17,429       11,314       33,316      21,730
   Depreciation for unconsolidated entities ...........       2,555        2,485        5,103       4,348
                                                          ---------    ---------    ---------   ---------
FFO ...................................................   $  45,023    $  29,681    $  86,708   $  56,335
                                                          =========    =========    =========   =========

Weighted average common shares and
     units outstanding (a) ............................      44,572       34,548       44,573      33,896
                                                          =========    =========    =========   =========


        (a) Weighted average common shares and units are computed including dilutive options, unvested restricted stock grants and assuming conversion of preferred stock to common stock.

        Included in the Funds From Operations described above is the Company's share of FFO from its interest in 14 unconsolidated entities. The FFO contribution from these unconsolidated entities was derived as follows (in thousands):


                                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                           JUNE 30,                   JUNE 30,
                                                                    ----------------------    ----------------------
                                                                      1998        1997          1998        1997
                                                                    ---------    ---------    ---------    ---------
Statement of operations information:
Percentage Lease revenue ........................................   $  14,222    $  14,224    $  26,569    $  23,729
Other income ....................................................         954                     1,114
                                                                                 ---------    ---------    ---------
               Total revenue ....................................   $  15,176       14,224       27,683       23,729
                                                                    ---------    ---------    ---------    ---------

Expenses:
        Depreciation ............................................       4,278        4,108        8,543        7,214
        Taxes, insurance and other ..............................       1,594        1,748        3,160        3,178
        Interest expense ........................................       3,095        2,907        6,354        5,001
                                                                    ---------    ---------    ---------    ---------
               Total expenses ...................................       8,967        8,763       18,057       15,393
                                                                    ---------    ---------    ---------    ---------

Net income ......................................................   $   6,209    $   5,461    $   9,626    $   8,336
                                                                    =========    =========    =========    =========

50% of net income attributable to the Company ...................   $   3,105    $   2,731    $   4,813    $   4,168
Amortization of cost in excess of book value ....................        (416)        (431)        (831)        (741)
                                                                    ---------    ---------    ---------    ---------
Income from unconsolidated entities .............................       2,689        2,300        3,982        3,427
Add back: 50% of depreciation ...................................       2,139        2,054        4,271        3,607
        Amortization of cost in excess of book value ............         416          431          831          741
                                                                    ---------    ---------    ---------    ---------
FFO contribution of unconsolidated entities .....................   $   5,244    $   4,785    $   9,084    $   7,775
                                                                    =========    =========    =========    =========


The Lessee

        Six Months Ended June 30, 1998 and 1997

        Total revenues increased to $366.3 million for the six months ended June 30, 1998 from $231.0 million in the same period of 1997, an increase of 58.6%. Total revenues consisted primarily of suite/room revenue of $304.3 million and $202.1 million in the first six months of 1998 and 1997, respectively.

        The increase in total revenues is primarily a result of the increase in the number of hotels leased to 86 hotels at June 30, 1998 from 67 hotels at June 30, 1997. Suite/room revenues from the 43 Hotels owned both at December 31, 1997 and 1996 increased 9.6% or $15.4 million. The increase in revenues at these hotels is due primarily to improvements in ADR of $124.67 for the six months ended June 30, 1998, as compared to $115.26 for the six months ended June 30, 1997, an increase of 8.2%.

        The Lessee's income before Percentage Lease rent decreased as a percentage of total revenues from 42.5% in the six months ended June 30, 1997 to 40.5% in the six months ended June 30, 1998.

         Three Months Ended June 30, 1998 and 1997

         Total revenues increased to $195.2 million in the second quarter of 1998 from $125.8 million in the second quarter of 1997, an increase of 55.2%. Total revenues consisted primarily of suite/room revenue of $161.0 million and $108.9 million in the second quarter of 1998 and 1997, respectively.

         The increase in total revenues is primarily a result of the increase in the number of hotels leased to 86 hotels at June 30, 1998 from 67 hotels at June 30, 1997. Suite/room revenues from the 43 Hotels owned at both December 31, 1997 and 1996 increased 8.6% or $7.0 million. The increase in revenues at these hotels is due primarily to improvements in ADR of $122.06 for the three months ended June 30, 1998, as compared to $112.71 for the same period in 1997.

         The Lessee's income before Percentage Lease rent decreased as a percentage of total revenues from 41.6% in the second quarter of 1997 to 40.6% in the second quarter of 1998.

The Hotels

         The following table sets forth historical suite/room revenue and percentage changes therein between the periods presented for the 86 hotels which the Lessee operated at June 30, 1998. The following table also presents comparative information with respect to Occupancy, ADR and RevPAR for the 13 Original Hotels, the 18 CSS Hotels, the 12 1996 Acquisitions, the 30 1997 Acquisitions and the 13 1998 Acquisitions, regardless of ownership, through June 30, 1998. Except as otherwise noted below, each of such hotels is operated as an Embassy Suites hotel.



                                                THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          --------------------------------------      ---------------------------------------
                                            1998          1997          VARIANCE        1998           1997          VARIANCE
                                          --------      --------        --------      --------       --------        --------
Suite/room Revenue (in thousands):
  Original Hotels (13)................... $ 24,055      $ 22,045          9.1 %       $ 47,245       $ 42,918          10.1%
  CSS Hotels (18)........................   39,184        35,559         10.2 %         80,429         72,563          10.8%
  1996 Acquisitions (12).................   25,226        23,868          5.7 %         48,701         45,486           7.1%
                                          --------      --------                      --------       --------
  Total for Hotels owned at both
      December 31, 1997 and 1996 (43)....   88,465        81,472          8.6 %        176,375        160,967           9.6%
  1997 Acquisitions (30).................   58,743        57,295          2.5 %        113,272        110,897           2.1%
  1998 Acquisitions (13).................   20,719        21,021         (1.4)%         43,291         42,387           2.1%
                                          --------      --------                      --------       --------
                                          $167,927      $159,788          5.1 %       $332,938       $314,251           5.9%
                                          ========      ========                      ========       ========

Occupancy:
  Original Hotels........................     77.2%         80.1%        (2.9) pts.       75.8%          77.7%         (1.9) pts.
  CSS Hotels.............................     75.6%         75.8%        (0.2) pts.       75.2%          74.5%          0.7  pts.
  1996 Acquisitions......................     77.4%         79.3%        (1.9) pts.       74.7%          75.8%         (1.1) pts.
  Total for Hotels owned at both
      December 31, 1997 and 1996.........     76.5%         77.9%        (1.4) pts.       75.2%          75.7%         (0.5) pts.
  1997 Acquisitions......................     74.7%         74.9%        (0.2) pts.       72.4%          73.4%         (1.0) pts.
  1998 Acquisitions......................     75.2%         79.0%        (3.8) pts.       74.8%          75.9%         (1.1) pts.

ADR:
  Original Hotels........................ $ 114.60       $109.24          4.9 %       $ 116.10       $ 110.22           5.3%
  CSS Hotels............................. $ 123.71       $111.86         10.6 %       $ 128.27       $ 116.83           9.8%
  1996 Acquisitions...................... $ 127.31       $117.50          8.3 %       $ 127.91       $ 117.83           8.6%
  Total for Hotels owned at both
      December 31, 1997 and 1996......... $ 122.06       $112.71          8.3 %       $ 124.67       $ 115.26           8.2%
  1997 Acquisitions...................... $ 113.82       $110.52          3.0 %       $ 113.81       $ 109.85           3.6%
  1998 Acquisitions...................... $  97.90       $ 94.57          3.5 %       $ 103.48       $  99.78           3.7%

RevPAR:
  Original Hotels........................ $  88.49       $ 87.50          1.1 %       $  88.00       $  85.62           2.8%
  CSS Hotels............................. $  93.46       $ 84.81         10.2 %       $  96.45       $  87.01          10.8%
  1996 Acquisitions...................... $  98.48       $ 93.18          5.7 %       $  95.58       $  89.29           7.0%
  Total for Hotels owned at both
      December 31, 1997 and 1996......... $  93.39       $ 87.85          6.3 %       $  93.81       $  87.26           7.5%
  1997 Acquisitions...................... $  84.99       $ 82.83          2.6 %       $  82.39       $  80.61           2.2%
  1998 Acquisitions...................... $  73.65       $ 74.73         (1.4)%       $  77.38       $  75.76           2.1%



ORIGINAL HOTELS:           Flagstaff, AZ; Jacksonville, FL; Orlando (North),
---------------            FL; Orlando (South), FL; Brunswick, GA; Chicago -
                           Lombard, IL; New Orleans, LA; Boston - Marlborough,
                           MA; Tulsa, OK; Nashville, TN; Corpus Christi, TX;
                           Dallas (Love Field), TX; Dallas (Park Central), TX.

CSS HOTELS:                Birmingham, AL; Phoenix (Camelback), AZ; Anaheim,
----------                 CA; El Segundo (LAX South), CA; Milpitas, CA; Napa,
                           CA; Oxnard (Mandalay Beach), CA; San Francisco
                           (Airport North), CA; San Francisco (Airport South),
                           CA; Boca Raton, FL(1); Deerfield Beach, FL; Ft.
                           Lauderdale, FL; Miami, FL; Tampa (Busch Gardens),
                           FL(1); Baton Rouge, LA; Minneapolis (Airport), MN;
                           Minneapolis (Downtown), MN; St. Paul, MN.

1996 ACQUISITIONS:         San Rafael (Marin County), CA; Avon (Beaver Creek),
-----------------          CO; Boca Raton, FL; Atlanta (Buckhead), GA;
                           Deerfield, IL; Indianapolis (North), IN; Lexington,
                           KY(2); Charlotte, NC; Parsippany, NJ; Piscataway,
                           NJ; Cleveland, OH; Myrtle Beach (Kingston
                           Plantation), SC.

1997 ACQUISITIONS:         Phoenix (Crescent), AZ(3); Covina, CA; Dana Point,
-----------------          CA(1); Los Angeles (LAX North), CA; Lake Buena Vista
                           (Disney World), FL(1); Tampa (Rocky Point), FL(1);
                           Atlanta (Airport), GA(4); Atlanta (Galleria)(3), GA;
                           Atlanta (Perimeter Center), GA; Chicago (O'Hare),
                           IL(4); Overland Park, KS; Baltimore, MD(1); Troy,
                           MI(1); Bloomington, MN(1); Kansas City (Plaza), MO;
                           Raleigh, NC; Raleigh/Durham, NC(1); Omaha, NE(1);
                           Secaucus, NJ; Syracuse, NY; Dayton, OH(1);
                           Philadelphia (Society Hill), PA(3); Nashville
                           (Airport), TN(1); Austin (Airport North), TX; Austin
                           (Downtown), TX(1); Dallas (Market Center), TX;
                           Dallas (Park Central), TX (3); San Antonio
                           (Airport), TX; San Antonio (Northwest), TX;
                           Burlington, VT (3).

1998 ACQUISITIONS:         Phoenix (Airport - 44th St.), AZ; Phoenix
-----------------          (Tempe/ASU), AZ; Palm Desert, CA; Denver (Aurora),
                           CO(6); Wilmington, DE(5); Ft. Lauderdale (Cypress
                           Creek), FL(4); Atlanta (Airport), GA; Lexington,
                           KY(4); St. Louis (Downtown), MO; Secaucus
                           (Meadowlands, NJ(7); Columbus, OH(1); Dallas
                           (Campbell Centre), TX(6); Dallas - Ft. Worth
                           (Airport), TX.

(1) Operating as a Doubletree Guest Suites hotel.
(2) Operating as a Hilton Suites hotel.
(3) Operating as a Sheraton hotel.
(4) Operating as a Sheraton Suites hotel.
(5) In the process of conversion to a Doubletree hotel.
(6) Operating as a Doubletree hotel.
(7) Operating as a Hilton hotel.


     Comparison of The Hotels' Suite/Room Revenues for the Six Months Ended June 30, 1998 and 1997

        The Company owned 43 hotels at both December 31, 1997 and 1996. These hotels experienced increased RevPAR of 7.5% for 1998 compared to 1997. Within this group of 43 hotels are the Original Hotels, the CSS Hotels and the 1996 Acquisition Hotels.

        The Original Hotels increased suite/room revenue by 10.1% for the six months ended June 30, 1998 compared to 1997. ADR increased 5.3% to $116.10 and Occupancy declined 1.9 pts. from 75.8% to 77.7%. This resulted in an increase in RevPAR of 2.8% in the six months ended June 30, 1998 over the same period of 1997. Included in this group are three hotels that added suites/rooms since the first quarter of 1997, Boston-Marlborough Embassy Suites (added 129 suites/rooms in the second quarter of 1997), Orlando North Embassy Suites (added 67 suites/rooms in the first quarter of 1998) and Jacksonville Embassy Suites (added 67 suites/rooms in the second quarter of 1998). These three hotels experienced 33.0% increase in suite/room revenue over the same period in 1997. The continued growth in revenues at these hotels is attributed to the strength of the markets in which these hotels are located and aggressive rate management.

        The CSS Hotels are made up of 18 former Crown Sterling Suites(R) Hotels which the Company acquired in late 1995 and early 1996. The CSS Hotels increased suite/room revenue by 10.8% for the six months ended June 30, 1998 compared to 1997. Occupancy increased by 0.7 pts. to 75.2% and ADR increased 9.8% to $128.27. RevPAR increased 10.8% from $87.01 to $96.45 in the six months ended June 30, 1998. The strength of the improvements in the CSS Hotels is partially a result of the $54 million suite/room renovation program that was completed in the first quarter of 1997.

        The 1996 Acquisition Hotels had a 7.1% increase in suite/room revenue for the six months ended June 30, 1998 compared to the corresponding period in 1997. ADR increased 8.6% to $127.91 and Occupancy declined 1.1 pts. from 75.8% to 74.7%. RevPAR for the six months ended 1998 increased 7.0% as compared to the corresponding period in 1997.

        The 1997 Acquisition Hotels experienced suite/room revenue increases of 2.1% during the six months ended June 30, 1998. Occupancy declined 1.0% from 73.4% to 72.4% while ADR increased 3.6% to $113.81. Included in the 1997 Acquisition hotels are nine hotels which were undergoing renovation or had recently been converted to a different brand. Excluding these nine hotels, the 1997 Acquisitions would have recorded an increase in revenue of 4.9%.

         For the 43 Hotels owned at both December 31, 1997 and 1996 the operating results in the Pacific region (8 hotels) were especially strong with RevPAR increasing 15.6% for the six months ended June 30, 1998 when compared to the same period of 1997. Other strong geographical regions included the East North Central (7 hotels) and the Mid Atlantic states (2 hotels) with RevPAR increases of 9.5% and 11.1%, respectively. The South Atlantic (13 hotels) and West South Central regions (6 hotels) experienced weaker growth in RevPAR resulting in increases of 3.5% and 4.4%, respectively for the six months ended June 30, 1998 as compared to the same period of 1997. The remaining regions include Mountain (3 hotels), New England (1 hotel) and East South Central (3 hotels) which experienced RevPAR increases of 2.3%, 3.3% and 5.3%, respectively. The moderate increase in the South Atlantic region was partially due to the widespread fires in the state of Florida which affected leisure travel in that region.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the six months ended June 30, 1998, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $67.5 million and Funds From Operations (as previously defined) was $86.7 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Company's liquidity, including its ability to make distributions to stockholders, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

         At June 30, 1998, the Lessee had paid all amounts then due the Company under the Percentage Leases. During the six months ended June 30, 1998, the Lessee had net income of $2.9 million. The Lessee had a shareholders' deficit of $6.1 million at June 30, 1998 resulting primarily from losses during 1997 and 1996, as a consequence of the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite/room nights lost during those years due to renovation. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholders' equity is restored. It is anticipated that the Lessee's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases when due.

         Messrs. Feldman and Corcoran, certain entities owning preferred interests in the Lessee and the managers of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $17.3 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. Amounts so borrowed by the Lessee, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at June 30, 1998.

         The Company intends to acquire additional hotels and may incur indebtedness to make such acquisitions, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

         At June 30, 1998, the Company had $11.1 million of cash and cash equivalents and had utilized $453 million of the amount available under the Line of Credit.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into two separate interest rate swap agreements. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the initial variable rate to be received by the Company at June 30, 1998 are summarized in the following table:


                                                              SWAP RATE
                                                               RECEIVED
                          SWAP RATE         EFFECTIVE        (VARIABLE) AT             SWAP
   NOTIONAL AMOUNT       PAID (FIXED)      FIXED RATE           6/30/98              MATURITY
   ---------------       ------------      ----------          ---------            ---------
   $50 million              6.11%             7.61%              5.69%          October 1999
   $25 million              5.95%             7.45%              5.69%          November 1999


         On July 1, 1998, the Company entered into six separate interest rate swap agreements. The fixed rates to be paid, the effective interest rate, and the initial variable rate to be received by the Company as of July 1, 1998 are summarized in the following table:


                                                              SWAP RATE
                                                               RECEIVED
                          SWAP RATE         EFFECTIVE        (VARIABLE) AT             SWAP
   NOTIONAL AMOUNT       PAID (FIXED)      FIXED RATE           7/01/98              MATURITY
   ---------------       ------------      ----------          ---------            ---------
   $75 million             5.55%             7.05%              5.67%               July 2001
   $25 million             5.56%             7.06%              5.67%               July 2001
   $25 million             5.55%             7.05%              5.67%               July 2001
   $50 million             5.80%             7.29%              5.67%               July 2003
   $50 million             5.80%             7.29%              5.67%               July 2003
   $25 million             5.83%             7.33%              5.67%               July 2003


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

         Under the Bristol Merger Agreement, FelCor provided Bristol a $120 million interim credit facility (the "Interim Credit Facility"). Under the Interim Credit Facility, FelCor loaned to Bristol (i) $45 million to fund a portion of the cash purchase price and to prepay certain indebtedness assumed by Bristol in connection with the acquisition of a 20 hotel portfolio, (ii) $32.8 million to fund the prepayment of $30 million in outstanding principal amount of Bristol's Senior Secured Notes and a related prepayment premium,
(iii) $9 million for general corporate purposes and (iv) $33.2 million for necessary capital improvements. The Interim Credit Facility was secured by real estate. At June 30, 1998 FelCor had advanced the entire $120 million to Bristol under the Interim Credit Facility. At July 28, 1998 the Interim Credit Facility was assumed and canceled by FelCor with the completion of the merger with Bristol.

         The Company spent approximately $15.9 million on upgrading, renovating and/or rebranding 32 hotels during the six months ended June 30, 1998. In addition, the Company plans to continue Bristol's $400 million repositioning and redevelopment program of Crowne Plaza and Holiday Inn hotels which were recently acquired by FelCor upon completion of the Bristol merger. At July 28, 1998, the redevelopment of 39 hotels was completed with a remaining 43 hotels currently in the process of redevelopment. FelCor plans to spend approximately $175 million to complete this repositioning and redevelopment program, commenced by Bristol in 1997, with an expected completion by the end of 1999.

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         During the second quarter 1998, the Emerging Issues Task Force reached a consensus on the issue "Accounting for Contingent Rent in Interim Financial Periods"("EITF 98-9"). Under EITF 98-9, for leases that contain contingent rent provisions based on specified annual sales thresholds, no contingent rent revenue shall be recorded by the lessor in the interim financial statements until the annual thresholds have been reached, which generally occurs later in the fiscal year. The contingent rent provisions of the Company's leases contain quarterly thresholds, and as such, EITF 98-9 will have no impact on the financial statements of the Company.

                         PART II. -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         During the second quarter of 1998, the Company issued 1,245 shares of its common stock in redemption of a like number of outstanding units of limited partner interest in the Operating Partnership. Neither the units, nor the common stock issued in redemption thereof, were registered under the 1933 Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by Section 4(2) of that act.

         On July 8, 1998, the Company issued an aggregate of 18,500 shares of its common stock to a former chief financial officer of the Company pursuant to a nonqualified stock option granted to him by the Company in August 1996 under its 1995 Restricted Stock and Stock Option Plan. Such shares were not registered under the 1933 Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by Section 4(2) of that act.

         On July 9, 1998, the Company issued 2,491 shares of its common stock in redemption of a like number of outstanding units of limited partner interest in the Operating Partnership. Neither the units, nor the common stock issued in redemption thereof, were registered under the 1933 Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by Section 4(2) of that act..

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information required by this item has been previously reported by FelCor and is included or incorporated by reference in the current report on Form 8-K as filed with the Securities and Exchange Commission on August 10, 1998.

ITEM 5.  OTHER INFORMATION.

         For information relating to hotel acquisitions and certain other transactions by the Company through June 30, 1998, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


             (a)  Exhibits:

                  Exhibit
                  Number                             Description
                  ------                             -----------

                   3.1        -             Articles of Amendment and
                                            Restatement dated June 22, 1995,
                                            amending and restating the Charter
                                            of FelCor, as amended or
                                            supplemented by Articles of Merger
                                            dated June 23, 1995, Articles
                                            Supplementary dated April 30, 1996,
                                            Articles of Amendment dated August
                                            8, 1996, Articles of Amendment
                                            dated June 16, 1997, Articles of
                                            Amendment dated October 30, 1997,
                                            Articles Supplementary dated May 6,
                                            1998, Articles of Merger and
                                            attached Articles of Amendment
                                            dated July 27, 1998 (filed as
                                            Exhibit 3.1 to FelCor's Current
                                            Report on Form 8-K dated July 27,
                                            1998 and filed August 10, 1998
                                            ("August Form 8-K") and
                                            incorporated herein by reference).

                   10.2.1     -             Schedule of executed Lease
                                            Agreements identifying material
                                            variations from the form of Lease
                                            Agreement with respect to hotels
                                            acquired by the Company through
                                            June 30, 1998.

                   10.14      -             Fourth Amended and Restated
                                            Revolving Credit Agreement dated as
                                            of July 1, 1997 among FelCor and
                                            the Operating Partnership, as
                                            borrower, the Lenders party thereto,
                                            The Chase Manhattan Bank, as
                                            Administrative Agent, Chase
                                            Securities, Inc. as Arranger, and
                                            Bankers Trust Company, NationsBank,
                                            N.A. and Wells Fargo Bank, National
                                            Association as Co-Arrangers and
                                            Documentation Agents (filed as
                                            Exhibit 10.14 to FelCor's August
                                            Form 8-K and incorporated herein by
                                            reference)

                   10.17      -             Amended and Restated Master Hotel
                                            Agreement dated as of July 27, 1998
                                            among FelCor, the Operating
                                            Partnership, BHR and the lessors and
                                            lessees named therein (filed as
                                            Exhibit 10.17 to FelCor's August
                                            Form 8-K and incorporated herein by
                                            reference)

                   10.18      -             Stockholders' and Registration
                                            Rights Agreement dated as of July
                                            27, 1998, by and among FelCor, Bass
                                            America, Inc., Holiday Corporation,
                                            Bass plc, United/Harvey Investors
                                            I, L.P., United/Harvey Investors
                                            II, L.P., United/Harvey Investors
                                            III, L.P., United/Harvey Investors
                                            IV, L.P. and United/Harvey
                                            Investors V, L.P. (filed as Exhibit
                                            10.18 to FelCor's August Form 8-K
                                            and incorporated herein by
                                            reference)

                   10.19      -             Omnibus Lease Amendment Agreement
                                            dated as of June 30, 1998 among
                                            FelCor, the Operating Partnership
                                            and the Lessee to clarify the
                                            meaning of Article III of the Lease
                                            as represented by the actual course
                                            of dealing between Lessors and
                                            Lessees under such leases prior to
                                            the date hereof.


                   27         -             Financial Data Schedule

             (b) Reports on Form 8-K:

                         - A current report on Form 8-K was filed by the
                           Company on May 28, 1998. This filing reported under
                           Item 5. the issuance by the Company of 5,750,000 Depositary Shares each representing an 1/100 interest in a share of 9% Cumulative Redeemable Preferred Stock, par value $0.01 per share.

                         - A current report on Form 8-K was filed by the
                           Company on August 10, 1998. This filing reported under Item 2. that on July 28, 1998 pursuant to an Agreement and Plan or Merger Bristol Hotel Company was merged with and into FelCor. Additionally under
                           Item 5. the Company reported the results of its Stockholders Meeting on July 27, 1998 in which the stockholders (i) approved and adopted the Merger Agreement, (ii) approved an amendment to FelCor's Charter to change the name of FelCor from FelCor Suite Hotels, Inc. to FelCor Lodging Trust Incorporated, (iii) approved an amendment to FelCor's Charter to increase the authorized number of shares of capital stock of FelCor to 220,000,000 shares, consisting of 200,000,000 shares of Common Stock and 20,000,000 of preferred stock, par value $.01 per share, (iv) elected Michael D. Rose and Charles N. Mathewson as Class I directors of FelCor, to serve until the Annual Meeting of Stockholders to be held in 2001, and (v) approved FelCor's 1998 Restricted Stock and Stock Option Plan ("1998 Plan"). The amendments to FelCor's Charter became effective July 28, 1998.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1998

                                 FELCOR LODGING TRUST INCORPORATED



                                 By:        /s/ Lester C. Johnson
                                    -------------------------------
                                            Lester C. Johnson
                                      Vice President and Controller
                                       (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT                   DESCRIPTION
-------                   -----------

10.2.1 Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Company through June 30, 1998.

10.19 Omnibus Lease Amendment Agreement dated as of June 30, 1998 among FelCor, the Operating Partnership and the Lessee to clarify the meaning of Article III of the Lease as represented by the actual course of dealing between Lessors and Lessees under such leases prior to the date hereof.

27                        Financial Data Schedule