Form 10-K
period 1998-12-31
FELCOR LODGING TRUST INC
filed 1999-03-31
CIK 923603

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

    [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                                                 NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                             ON WHICH REGISTERED
                  -------------------                                             -------------------
                     COMMON STOCK                                             NEW YORK STOCK EXCHANGE, INC.
$1.95 SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK                         NEW YORK STOCK EXCHANGE, INC.
  9% SERIES B CUMULATIVE REDEEMABLE PREFERRED STOCK                           NEW YORK STOCK EXCHANGE, INC.

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the common equity securities of the registrant held by non-affiliates of the registrant, as of March 10, 1999, was approximately $1.1 billion.

      As of March 10, 1999, the registrant had issued and outstanding 68,062,887 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999
Annual Meeting of Stockholders                                        Part III

===============================================================================

                        FELCOR LODGING TRUST INCORPORATED

                                      INDEX

                                                                                                        FORM 10-K
                                                                                                          REPORT
ITEM NO.                                                                                                   PAGE
-------                                                                                                 ---------
                                                    PART I
1.   Business ..............................................................................................1
2.   Properties ...........................................................................................18
3.   Legal Proceedings ....................................................................................25
4.   Submission of Matters to a Vote of Security Holders ..................................................25

                                                   PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters ................................25
6.   Selected Financial Data ..............................................................................28
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ................31
7A.  Quantitative and Qualitative Disclosures About Market Risk ...........................................44
8.   Financial Statements and Supplementary Data ..........................................................44
9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .................44

                                                   PART III

10.  Directors and Executive Officers of the Company ......................................................45
11.  Executive Compensation ...............................................................................45
12.  Security Ownership of Certain Beneficial Owners and Management .......................................45
13.  Certain Relationships and Related Transactions .......................................................45

                                                   PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................................46

                                     PART I

ITEM 1. BUSINESS

         FelCor Lodging Trust Incorporated ("FelCor") is one of the nation's largest hotel real estate investment trusts ("REIT") which, at December 31, 1998, owned interests in 193 hotels with nearly 50,000 rooms and suites (collectively the "Hotels") through its greater than 95% equity interest in FelCor Lodging Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company." The Company owns 100% interests in 169 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 15 hotels.

         FelCor strives to be the premier full-service lodging REIT partnered with leading brands and management companies to create shareholder value. The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of the Hotels, by brand, operated by each of the Company's lessees at December 31, 1998:

               BRAND                                   DJONT         BRISTOL       TOTAL
               -----                                   -----         -------       -----
Embassy Suites                                           57                          57
Holiday Inn                                                            49*           49
Doubletree and Doubletree Guest Suites(R)                17                          17
Crowne Plaza and Crowne Plaza Suites(R)                                14            14
Holiday Inn Select(R)                                                  11            11
Sheraton(R)and Sheraton Suites(R)                         9             1            10
Hampton Inn(R)                                                          9             9
Holiday Inn Express(R)                                                  7*            7
Fairfield Inn(R)                                                        5             5
Harvey Hotel(R)                                                         4             4
Independents                                                            2             2
Courtyard by Marriott(R)                                                2             2
Days Inn(R)                                                             1*            1
Hilton Suites(R)                                          1                           1
Homewood Suites(R)                                                      1             1
Radisson(R)                                               1                           1
Ramada(R)                                                               1*            1
Westin(R)                                                 1                           1

Total Hotels                                             86           107           193
                                                         ==           ===           ===



     * The Company has sold, or intends to sell in 1999, two Holiday Inns, two Holiday Inn Expresses and the Ramada and Days Inn owned at December 31, 1998.

         At December 31, 1998, the Company leased 86 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company or a consolidated subsidiary thereof (collectively "DJONT"), and 106 of the Hotels to Bristol Hotels & Resorts or a consolidated subsidiary thereof ("Bristol" and, together with DJONT, the "Lessees"). One hotel managed by Bristol was not leased. The Hotels are leased to the Lessees pursuant to leases generally having initial terms of five to 15 years that provide for rent equal to the greater of a minimum base rent ("Base Rent") or a percentage rent ("Percentage Rent") based on room and suite revenues, food and beverage revenues, food and beverage rents and, in certain instances, other hotel revenues ("Percentage Leases"). See "Item
2. Properties" for information regarding the terms of the Percentage Leases.

         Thomas J. Corcoran, Jr., the President, Chief Executive Officer, and a Director of FelCor, and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT. The remaining 50% nonvoting common equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Company. DJONT has entered into management agreements pursuant to which 73 of the Hotels leased by it are managed by subsidiaries of Promus Hotel Corporation ("Promus"), ten are managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"), and three are managed by two independent management companies.

         Bristol leases and manages 106 Hotels and manages one hotel which operates without a lease. Bristol is one of the largest independent hotel operating companies in North America and operates the largest number of Bass Hotels & Resorts-branded hotels in the world.

GROWTH STRATEGIES

         The Company's primary business objectives are to (i) add value to its current hotels through aggressive asset management and the strategic investment of capital, (ii) build and maintain solid working relationships with selected upscale and full-service hotel brand owners/managers who are willing to commit to the ongoing success of the Company's hotels they license and/or manage and
(iii) selectively acquire hotel assets that have been underperforming due to lack of sufficient capital improvements, or poor management or franchise affiliation. The Company seeks to increase operating cash flow and enhance its value through both internal growth and acquisitions. The Company's internal growth strategy, which has been its primary focus since the completion of its merger with Bristol Hotel Company in July 1998, is to utilize its asset management expertise to improve the quality of its hotels by renovating, redeveloping and, in some instances, rebranding them, thereby improving hotel revenue performance, and to participate, through the Percentage Leases, in any growth in revenues at its hotels. The Company presently intends to concentrate its acquisition growth strategy on a limited number of carefully selected upscale and full-service hotel opportunities that meet the Company's investment criteria.

STRATEGIC RELATIONSHIPS

         The Company currently maintains strategic brand owner/manager relationships with Promus (Embassy Suites and Doubletree), Bass Hotels & Resorts, Inc. ("Bass") and Bristol (Crowne Plaza and Holiday Inn), and Starwood (Sheraton and Westin).

         o Promus Hotel Corporation is the largest operator of full-service, all-suite hotels in the United States. Promus is also the owner of the Embassy Suites, Doubletree and Doubletree Guest Suites brands and the manager of 73 of the Company's Hotels. In addition, based on the closing price of Felcor's Common Stock on the NYSE on December 31, 1998, Promus owned Common Stock of FelCor and units of partnership interest ("Units") in the Operating Partnership with an aggregate value of more than $32 million at December 31, 1998, and was a 50% joint venture partner with the Company in the ownership of 12 hotels and the holder of a 10% equity interest in subsidiaries of the Company owning six hotels. The relationship with Promus has provided the foundation for the Company's historical growth.

         o Bass Hotels & Resorts, Inc., which holds the hotel businesses of Bass plc of the United Kingdom, operates or franchises more than 2,600 hotels and 450,000 guest rooms in more than 75 countries and territories. Among the brands owned by Bass are Holiday Inn, Crowne Plaza, Holiday Inn Express, Holiday Inn Select and Inter-Continental(R). At December 31, 1998, Bass owned approximately 14% of the outstanding Common Stock of FelCor (with a market value of more than $200 million) and nearly 10% of the outstanding Common Stock of Bristol.

         o Starwood Hotels & Resorts Worldwide, Inc. is one of the world's largest hotel operating companies. Directly and through subsidiaries, Starwood owns, leases, manages or franchises approximately 650 hotels with more than 212,500 rooms in 70 countries. This strategic alliance, coupled with the purchase of seven Sheraton hotels in 1997, provided the Company with its initial entry into the upscale, full-service, non-suite hotel market. Most recently, Starwood and the Company formed a joint venture, owned 60% by the Company and 40% by Starwood, to own two hotels managed by Starwood. This joint venture owns the Company's first Westin hotel.

         The strength of the Company's strategic relationships with the foregoing brand owner/managers are evidenced by their significant equity investments in the Company and in 20 of the Hotels. Both Promus and Starwood have, directly or through affiliates, also (i) agreed to make subordinated loans to DJONT (in support of its obligations under certain Percentage Leases) (ii) subordinated certain customary fees to DJONT's obligations under applicable Percentage Leases and (iii) granted to DJONT certain performance-based termination rights under certain of their management agreements. Promus has also guaranteed a $25 million loan to the Company.

HOTEL ACQUISITION AND EXPANSION

         On July 28, 1998, FelCor completed the merger of Bristol Hotel Company's real estate holdings with and into the Company (the "Merger"). The Merger resulted in the net acquisition of 107 primarily full-service hotels in return for approximately 31.0 million shares of newly issued Common Stock and the assumption, net of cash received, of approximately $889 million of related debts and other liabilities. Three of the 107 hotels acquired in the Merger were disposed of prior to December 31, 1998 for approximately $7.8 million. In addition to the Bristol Hotel Company assets, the Company acquired interests in 16 hotels in 1998 at an aggregate cost of approximately $412.8 million.

         At December 31, 1998, the Company owned interests in 193 hotels with an aggregate of 49,186 rooms and suites. Of the Hotels, the Company owns 100% equity interests in 169 hotels (42,984 rooms and suites), a 90% or greater interest in entities owning seven hotels (1,745 rooms and suites), a 60% interest in an entity owning two hotels (824 rooms) and 50% interests in separate entities that own 15 hotels (3,633 rooms and suites). The Hotels are located in 34 states and Canada with an aggregate of 79 hotels located in California (20), Florida (18) and Texas (41).

         The following table provides information regarding the net acquisition of hotels through December 31, 1998:

                               NET NUMBER OF
                              HOTELS ACQUIRED
                              ---------------
         1994                       7
         1995                      13
         1996                      23
         1997                      30
         1998                     120
                                  ---
         TOTALS                   193
                                  ===

         During 1998, the Company also completed the construction of an aggregate of 224 additional suites, additional meeting rooms and other public area upgrades at three of the Hotels leased to DJONT, at an aggregate cost of approximately $23.4 million. These additions were made to the Company's Embassy Suites hotels in Jacksonville, Florida (67 suites), Orlando (North), Florida (67 suites) and New Orleans, Louisiana (90 suites).

HOTEL RENOVATION, REDEVELOPMENT AND REBRANDING

         The Company believes that one factor that differentiates it from other hotel companies is its commitment to making capital expenditures where necessary, to renovate, redevelop, and rebrand its Hotels. The Company approaches this in four different ways: (i) an aggressive renovation and redevelopment program as hotels are acquired to bring them up to their optimum competitive position, (ii) rebranding hotels in certain instances to improve the revenue generating capacity of the hotel, (iii) contributions of at least 4% of annual room and suite revenue for the DJONT hotels and 3% of total annual hotel revenue for the Bristol hotels (on a cumulative basis) for routine capital replacements and improvements (the "Capital Reserve"), and (iv) insuring that the Lessees adhere to a proactive maintenance and repair program for the Hotels amounting to approximately 4.5% of hotel revenues. In 1998, the Company, together with Bristol Hotel Company prior to the Merger, spent a total of approximately $40 million from the Capital Reserve on routine replacements and improvements at the Hotels and completed approximately $180 million in additional capital improvements to approximately 40 hotels. During 1998, approximately 3% of total Hotel room nights were lost due to renovations. The Company presently expects to spend an additional $160 million in capital improvements to 56 Hotels during 1999 and expects that approximately 3% of total Hotel room nights again will be lost due to renovations.

         In 1998, the Company rebranded 16 hotels, as follows:

                 PRIOR BRAND                                 NEW BRAND                     LOCATION
                 -----------                                 ---------                     --------
Hilton                                                      Crowne Plaza              Secaucus, New Jersey
Holiday Inn                                                 Crowne Plaza              Hartford, Connecticut
Holiday Inn                                                 Crowne Plaza              San Francisco, California
Holiday Inn                                                 Crowne Plaza              Houston, Texas
Holiday Inn Select                                          Crowne Plaza              Greenville, South Carolina
Holiday Inn Select                                          Crowne Plaza              Miami, Florida
Holiday Inn Select                                          Crowne Plaza              Philadelphia, Pennsylvania
Harvey Hotel                                                Crowne Plaza              Atlanta, Georgia
Harvey Hotel                                                Crowne Plaza              Dallas, Texas
Harvey Hotel                                                Crowne Plaza              Addison, Texas
Bristol Suites                                              Crowne Plaza Suites       Dallas, Texas
Doubletree Guest Suites                                     Sheraton Suites           Ft. Lauderdale, Florida
Doubletree Guest Suites                                     Sheraton Suites           Lexington, Kentucky
Sheraton                                                    Westin                    Dallas, Texas
Radisson                                                    Sheraton                  Dallas, Texas
Harvey Suites                                               Holiday Inn & Suites      Houston, Texas

         During 1999, the Company presently expects to rebrand four Holiday Inn hotels and one independent hotel as Crowne Plaza hotels, four Doubletree Guest Suites hotels as Embassy Suites hotels, and one Radisson hotel as a Doubletree hotel.

REPAIRS AND MAINTENANCE

         During the year ended December 31, 1998, approximately $36.4 million and $32.0 million was spent by the Lessees on routine repairs and maintenance at the Hotels leased by DJONT and Bristol, respectively. This represents approximately 4.7% of total hotel revenues.

FINANCING TRANSACTIONS

         On May 1, 1998, FelCor issued 5.75 million depositary shares, representing 57,500 shares of its 9% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), at $25.00 per depositary share, providing net proceeds of approximately $139.1 million. The Series B Preferred Stock and the corresponding depositary shares may be called by FelCor at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities of FelCor. The Series B Preferred Stock has a liquidation preference of $2,500 per share (equivalent to $25.00 per depositary share) and is entitled to quarterly dividends at an annual rate equal to 9% of the liquidation preference (equivalent to $2.25 annually per depositary share).

         On July 1, 1998, the Company increased its unsecured credit facilities to $1.1 billion, consisting of an $850 million revolving line of credit ("Line of Credit") which matures in June 2001 and a $250 million non-amortizing term loan ("Term Loan") which matures in December 1999. Interest payable on borrowings under the credit facilities is variable, determined from a ratings- and leverage-based pricing matrix, ranging from 87.5 basis points to 175 basis points above the London Interbank Offered Rate ("LIBOR"). During 1998, the Company's interest spread was 150 basis points over LIBOR and, at December 31, 1998, the 30-day LIBOR rate was 5.628750%. Additionally, the Company is required to pay an unused commitment fee, which varies under a ratings-based pricing matrix, ranging from 20 to 30 basis points. During 1998, the Company wrote off approximately $2.5 million of deferred financing fees relating to the previous unsecured credit facility of $550 million.

         The Line of Credit and Term Loan contain various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. The Company's other borrowings also contain affirmative and negative covenants that are generally equal to or less restrictive than under the Line of Credit and Term Loan. At December 31, 1998, the Company was in compliance with all such covenants.

         In addition to Line of Credit and Term Loan, at December 31, 1998, the Company had other unsecured indebtedness consisting of a $25 million term loan guaranteed by Promus ("Renovation Loan"), $298 million (net of discount) of publicly-traded senior term notes, and approximately $10 million of other indebtedness. At December 31, 1998, the Company also had approximately $276 million in secured debt, most of which is nonrecourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions.

         FelCor had approximately $114 million in borrowing capacity under its Line of Credit at December 31, 1998 and also had the ability to issue up to $946 million of common stock, preferred stock, debt securities and/or common stock warrants under shelf registration statements previously declared effective. Given the current market prices of its equity securities, FelCor has no present intention to effect a public offering of equity securities in the near future.

         The Board of Directors has adopted a policy which limits the Company's indebtedness to not more than 40% of its investment in hotel assets, at cost, which at December 31, 1998, would have allowed the Company to borrow up to approximately $1.7 billion under such policy. This policy may be modified by the Board of Directors at any time.

         At December 31, 1998, the consolidated indebtedness of the Company was approximately 38% of total assets and its interest coverage ratio was 3.8-to-1. The Company believes that its current policy (limiting indebtedness to 40% of its investment in hotel assets), its preference for unsecured debt and its historical success in raising equity capital for expansion, demonstrate the Company's commitment to the maintenance of a conservative but flexible capital structure.

         The Company is currently seeking to refinance the $250 million term loan that matures on December 31, 1999.

HOTEL OPERATING PERFORMANCE

         The Company's 102 "Comparable Hotels" (as defined on the following page) owned at December 31, 1998, produced a RevPAR (as defined below) increase of 6.2% over 1997, nearly double that of the industry average. The largest portion of this increase, with respect to the DJONT Hotels, came from the 18 former Crown Sterling Suites hotels ("CSS Hotels"), which continued their trend of improved RevPAR throughout 1998, achieving a RevPAR of $92.05 in 1998 compared to $85.04 during 1997, an increase of 8.2%. The Company attributes this increase to the continuing effects of the renovation, redevelopment and rebranding of these hotels in 1996 and early 1997. The largest increase, with respect to the Bristol Hotels, came from the Omaha Acquisition hotels, which experienced a RevPAR increase of approximately 15.3% in 1998 over 1997. The Company attributes this increase primarily to a transition of the Omaha Acquisition hotels to the professional management of Bristol.

         The Company believes that, when analyzing the performance of the Hotels, looking at "comparable" hotels is the most meaningful. For the DJONT Hotels, "Comparable Hotels" means those hotels that were owned by the Company throughout all of 1997 and 1998. This generally includes the Hotels that have benefitted from the Company's renovation, redevelopment and rebranding programs and generally excludes those Hotels that are currently undergoing renovation and experiencing out-of-service rooms and suites due to their renovation. For the Bristol Hotels, "Comparable Hotels" excludes those Hotels undergoing redevelopment during either of the comparison years and those hotels that are identified for sale.

         The following tables set forth, by Lessee, the historical occupancy percentage ("Occupancy"), average daily rate ("ADR") and revenue per available room ("RevPAR") at December 31, 1998 and 1997, and the percentage changes therein between the periods presented, for both the Comparable Hotels and the Non-comparable Hotels owned by the Company at December 31, 1998. This information is presented regardless of ownership of the Hotels during the periods presented.

     Comparable Hotels

                                                                 1998
                                                ------------------------------------
                                                  OCCUPANCY      ADR        RevPAR
                                                  ---------      ---        ------
  Original Hotels ............................      73.6%      $113.59     $83.59
  CSS Hotels .................................      73.2        125.77      92.05
  1996 Acquisitions ..........................      73.7        126.08      92.86
  Total DJONT Comparable Hotels (A) ..........      73.4        122.33      89.83

  Original Bristol ...........................      71.5         74.38      53.15
  Holiday Acquisition ........................      73.9         87.31      64.52
  Omaha Acquisition ..........................      50.5         62.15      31.36
  Total Bristol Comparable Hotels (B) ........      67.4         77.94      52.55

  Total Comparable Hotels ....................      70.0%       $97.71     $68.38

                                                                  1997
                                                --------------------------------------
                                                  OCCUPANCY        ADR        RevPAR
                                                  ---------        ---        ------
  Original Hotels ............................      76.1%        $109.35     $83.17
  CSS Hotels .................................      73.4          115.85      85.04
  1996 Acquisitions ..........................      74.0          118.61      87.76
  Total DJONT Comparable Hotels ..............      74.3          114.77      85.27

  Original Bristol ...........................      74.2           68.76      51.00
  Holiday Acquisition ........................      74.7           81.10      60.60
  Omaha Acquisition ..........................      46.1           59.05      27.21
  Total Bristol Comparable Hotels ............      67.7           72.74      49.26

  Total Comparable Hotels ....................      70.5%         $91.37     $64.40


                                                        CHANGE FROM 1998 VS. 1997
                                                --------------------------------------
                                                  OCCUPANCY         ADR       RevPAR
                                                  ---------         ---       ------
  Original Hotels ............................      (2.5) pts.       3.9%      0.5%
  CSS Hotels .................................      (0.2)            8.6       8.2
  1996 Acquisitions ..........................      (0.3)            6.3       5.8
  Total DJONT Comparable Hotels....... .......      (0.9)            6.6       5.4

  Original Bristol ...........................      (2.7)            8.2       4.2
  Holiday Acquisition ........................      (0.8)            7.7       6.5
  Omaha Acquisition ..........................        4.4            5.2      15.3
  Total Bristol Comparable Hotels.............      (0.3)            7.1       6.7

     Total Comparable Hotels .................      (0.5) pts.       6.9%      6.2%



  (A) The Original Hotels (13 hotels), CSS Hotels (18 hotels), and 1996 Acquisitions (12 hotels) are considered DJONT Comparable Hotels, since these hotels were owned by the Company throughout the years ended December 31, 1998 and 1997.

  (B) Bristol Comparable Hotels (59 hotels) excludes 39 hotels undergoing redevelopment during either 1997 or 1998, three individual hotel acquisitions, and six hotels identified for sale.

     Non-comparable Hotels

                                                               1998
                                               ------------------------------------
                                                 OCCUPANCY       ADR       RevPAR
                                                 ---------       ---       ------
1997 Acquisitions (A) ....................         71.0%       $112.11     $79.56
1998 Acquisitions (A) ....................         71.4          99.77      71.22
Bristol Non-comparable Hotels (B) ........         67.0          87.30      58.46

                                                              1997
                                              ------------------------------------
                                                OCCUPANCY      ADR       RevPAR
                                                ---------      ---       ------
1997 Acquisitions ........................        71.8%       $109.26     $78.45
1998 Acquisitions ........................        72.6          97.80      71.01
Bristol Non-comparable Hotels ............        72.3          79.11      57.21

                                              CHANGE FROM 1998 VS. 1997
                                        ------------------------------------
                                          OCCUPANCY       ADR       RevPAR
                                          ---------       ---       ------
1997 Acquisitions ....................       (0.8) pts.     2.6%       1.4%
1998 Acquisitions ....................       (1.2)          2.0        0.3
Bristol Non-comparable Hotels ........       (5.3)         10.4        2.2

                  (A) The 1997 Acquisitions (30 hotels) and 1998 Acquisitions (13 hotels) are excluded from the DJONT Comparable Hotels because they were not owned by the Company during all of 1998 and 1997.

                  (B) The Bristol Non-comparable Hotels excludes two hotels closed during renovation and six hotels identified for sale. In the aggregate, the six hotels identified for sale had a 7.5% decline in RevPAR during 1998.

         The principal factors affecting the Company's results of operations during 1998 were the growth in the number of hotels owned and the continuing improvement in room and suite revenue, as measured by RevPAR. It is currently expected that improvements in room and suite revenue will be an increasingly important factor during 1999 as the renovation, redevelopment and rebranding of a number of the Hotels is completed. Growth in room and suite revenues significantly impacts the Company because its principal source of revenue is lease payments by the Lessees under the Percentage Leases. The Percentage Leases are computed as a percentage of room and suite revenues, food and beverage revenues, food and beverage rents and, in certain instances, other Hotel revenues.

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

COMPETITION

         The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotel properties and competes for guests primarily with other full-service hotels in its immediate vicinity and secondarily with other hotel properties in its geographic market. An increase in the number of competitive hotel properties in a particular area could have a material adverse effect on the

Occupancy, ADR and RevPAR of the Company's hotels in that area. The Company believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting the Company's hotels.

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

PROPERTY TAXES

         Each Hotel is subject to real and personal property taxes, which are borne by the Company under the Percentage Leases. During 1998, real and personal property taxes incurred by the Company amounted to $32.9 million, or 9.7% of the Company's total revenues. Real and personal property taxes on the Hotels may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. FelCor's Vice President, Taxes, Michael L. Hunter and his staff, work with the numerous taxing authorities, both directly and through independent agents, to assure that the Hotels are fairly assessed and to minimize the Company's tax liabilities.

TAX STATUS

         FelCor has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its initial taxable year ending December 31, 1994. As a REIT, FelCor (subject to certain exceptions) will not be subject to federal income taxation, at the corporate level, on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute annually at least 95% of its taxable income. FelCor may, however, be subject to certain state and local taxes on its income and property. In connection with FelCor's election to be taxed as a REIT, FelCor's Charter imposes restrictions on the ownership and transfer of shares of its Common Stock. FelCor has adopted the calendar year as its taxable year.

LESSEE OPERATIONS

         The Lessees lease all but one of the Hotels under Percentage Leases, pursuant to which the Lessee is obligated to pay the Company the greater of a minimum Base Rent or Percentage Rent based on a percentage of revenues. See "Item 2. Properties" for additional information regarding the terms of the Percentage Leases. The Lessees have entered into, and are responsible for the payment of all fees under, the franchise licenses and management agreements relating to the Hotels, may hold the liquor licenses applicable to the Hotels, own and maintain the inventories required for the operation of the Hotels, pay for normal maintenance and repair expenses, enter into various operating, maintenance and service agreements with respect to the Hotels, and are responsible for compliance with the license, management and other agreements affecting hotel operations. In addition, the Lessees provide asset management services to the Hotels, including the supervision of the day-to-day operations of the Hotels by the management companies engaged to manage such Hotels and the establishment and implementation of capital expenditure programs.

         Messrs. Feldman and Corcoran, as the beneficial owners of an aggregate 50% common equity interest in DJONT, have entered into an agreement with the Company pursuant to which they have agreed that, through April 15, 2005, any distributions received by them from DJONT (in excess of their tax liabilities with respect to the income of DJONT) will be utilized to purchase Common Stock or Units from the Company in an underwritten public offering or annually, at the then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling the stock so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% common equity interest in the Lessee, may elect to purchase Common Stock or Units upon similar terms, at its option. Pursuant to this agreement, each of Messrs. Feldman and Corcoran purchased 3,775 shares of Common Stock in December 1995. The Independent Directors (as herein defined) may suspend or terminate such agreement at any time.

         DJONT, as a related third party, has elected to provide its audited financial statements to the Company for inclusion elsewhere in this Form 10-K, although such statements are not generally required to be disclosed.
See "Index to Financial Statements" at page F-1.

         Bristol, which succeeded to the hotel operating business conducted by Bristol Hotel Company prior to its July 1998 merger into FelCor, is an independent publicly owned company whose common stock is traded on the New York Stock Exchange. Bristol is required to file with the Securities and Exchange Commission such financial statements and other information as may be required under the Securities Exchange Act of 1934, as amended. Reference is made to Bristol's filings with the Securities and Exchange Commission for information relating to Bristol.

EMPLOYEES

         Mr. Corcoran entered into an employment agreement with the Company in 1994 that continues through 1999. None of FelCor's other executive officers has an employment agreement with FelCor. In addition to Mr. Corcoran, the Company had 40 other full-time employees at December 31, 1998. All persons employed in the day-to-day operation of the Company's Hotels are employees of the Lessees, or of the management companies engaged by the Lessees, to operate such Hotels and are not employees of the Company.

PERSONNEL AND OFFICE SHARING ARRANGEMENTS

         The Company shares executive offices with DJONT and FelCor, Inc., a corporation owned by Messrs. Feldman and Corcoran. Each entity bears an allocated share of the costs thereof, including but not limited to rent, salaries of certain personnel (other than Mr. Corcoran, who is compensated solely by the Company), office supplies, telephones and depreciation of office furniture, fixtures and equipment. Such allocations of shared costs are subject to the approval of a majority of the Independent Directors. During 1998, approximately $2.8 million (approximately 63% of all allocable expenses) were borne by the Company under this arrangement.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements and analyses contained in this Annual Report on Form 10-K, in FelCor's 1998 Annual Report to Stockholders, or that may in the future be made by, or be attributable to, the Company, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All of such forward-looking statements are based upon present expectations and assumptions that may or may not actually occur. The following factors constitute cautionary statements identifying important factors, including material risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements or in the Company's historical results. Each of the following factors, among others, could adversely affect the ability of the Company to meet its current expectations.

     Inability to Integrate Bristol Hotel Company's Assets or Realize Anticipated Benefits of Merger.

         Primarily as a result of the Merger, the number of hotels owned by the Company more than doubled during 1998. Although the Bristol Hotels are operated by Bristol under long-term leases, the Company must fully integrate those hotels into its hotel portfolio and may need additional people and resources to handle the increased work load. If the Company is unable successfully to integrate the Bristol Hotels into its portfolio, FelCor's business, financial condition and results of operations could suffer. A large number of the Bristol Hotels are in the process of, or awaiting, substantial renovation, redevelopment and rebranding. If the implementation of these plans is significantly delayed or curtailed, or the improvements do not yield the anticipated results, then FelCor may have paid too much for the Bristol Hotels in the Merger.

     Increases in Leverage and Floating Rate Debt; Inability to Retain Earnings or Refinance Debt.

         As a result of the Merger with Bristol Hotel Company, FelCor's leverage increased during 1998 and may increase further. At December 31, 1998, FelCor had approximately $1.6 billion in indebtedness, of which approximately $276 million was secured, and a consolidated debt-to-total assets ratio of 38%. FelCor's ratio of EBITDA to interest expense for the years ended December 31, 1998 and 1997 was 3.8-to-1 and 4.4-to-1, respectively. At December 31, 1998, FelCor had $695.7 million in indebtedness, or 44% of all FelCor indebtedness, that provided for the payment of interest at floating rates. Most of this floating rate debt bears interest at a rate equal to between 0.45% and 1.75% plus the 30-day LIBOR rate. At December 31, 1998, the 30-day LIBOR rate was 5.628750%. Changes in economic conditions could result in higher interest rates, thereby increasing FelCor's interest expense on its floating rate debt and reducing funds available for its current renovation, redevelopment and rebranding plans and for distribution to FelCor's stockholders.

         In order to qualify as a REIT, FelCor must distribute to its stockholders, annually, at least 95% of its net taxable income (excluding capital gains) and, accordingly, cannot retain any substantial portion of its earnings to meet its capital needs. FelCor has $16 million in debt maturing prior to December 31, 1999 and its $250 million Term Loan matures on that date. At December 31, 1998, FelCor had $114 million in borrowing capacity available under its existing Line of Credit and is currently seeking to refinance all or a substantial portion of the debt coming due during 1999. If FelCor were to default in the payment when due of more than $10 million of its outstanding indebtedness, cross default provisions under most of its credit facilities could result in substantially all of FelCor's debt being declared immediately due and payable. Should that occur, FelCor may be unable to refinance or repay such indebtedness in full under such circumstances.

     Dependence on Lessees' Hotel Operations.

         FelCor's revenues currently and in the future will consist primarily of rents received under its leases. The Lessees' payment of such rental obligations is generally unsecured. As the lessee of 106 of the Bristol Hotels, Bristol had a net worth of approximately $35 million at December 31, 1998, and is obligated to maintain certain net worth and liquidity requirements. DJONT, which leases 86 of the Hotels, has limited assets, derives its revenue solely from the operation of FelCor's hotels and, at December 31, 1998, had a stockholders' deficit of approximately $8.2 million. However, DJONT or its subsidiaries have the right to borrow from FelCor, Inc., Promus, Doubletree Hotel Corporation, Lee & Urbahns, L.P. and ITT Sheraton Corporation (which have an equity interest in and/or are managers of hotels leased by DJONT), on a subordinated basis and subject to certain limitations, up to an aggregate of approximately $17.3 million to meet certain of its rental obligations. The Company will be substantially dependent upon the successful operation of its hotels to enable the lessees (particularly DJONT) to meet their rental obligations under the leases.

         The leases with DJONT and Bristol have varying terms, generally no longer than 15 years. At the expiration of the lease terms, the Company will be required to negotiate renewals or seek replacement leases, which could adversely affect its results of operations.

     Conflicts of Interest

         Certain FelCor Directors. As of December 31, 1998, DJONT leased 86 of the Company's hotels. All of the voting interests (and a 50% common equity interest) in DJONT are beneficially owned by Hervey A. Feldman and Thomas J. Corcoran, Jr. The remaining 50% of the common equity interests in DJONT are non-voting and are beneficially owned by the children of Charles N. Mathewson. Mr. Feldman is a co-founder and the Chairman Emeritus of FelCor. Mr. Corcoran is a co-founder and the President and Chief Executive Officer of FelCor. Mr. Mathewson and Mr. Corcoran both serve as directors of FelCor.

         All of the Bristol Hotels are leased to and/or managed by Bristol. No officer or director of Bristol is also an officer or director of FelCor. However, Donald J. McNamara, the Chairman of the Board of FelCor, is a principal in a firm that controls the general partner of United/Harvey Holdings, L.P. ("United Harvey"), which beneficially owns approximately 39.5% of the stock of Bristol. Five partnerships that own substantial equity interests in United Harvey also own in the aggregate approximately 14.1% of FelCor's outstanding Common Stock. In addition, Michael D. Rose and Richard C. North joined FelCor's Board during 1998. Mr. Rose is the former Chairman of the Board of Promus. Mr. North is the Group Finance Director of the parent of Holiday Hospitality Franchising, Inc. ("Holiday Hospitality"). Promus is, and will continue to be, the franchisor and manager of many of FelCor's hotels. Holiday Hospitality is the franchisor of most of the Bristol Hotels and, together with its affiliates, owns approximately 9.9% of the stock of Bristol and approximately 14.1% of FelCor's outstanding Common Stock.

         Issues may arise under the leases, franchise agreements and management contracts, and in the allocation of acquisition and leasing opportunities, that present conflicts of interests due to the relationship of these directors to the companies with which they are or have been associated. As an example, any decreases in lease rental rates payable by DJONT may increase the profits of DJONT, in which Messrs. Feldman and Corcoran and Mr. Mathewson's children have a direct economic interest, at the expense of FelCor and its stockholders. In the event FelCor enters into new or additional hotel leases or other transactions with Bristol, the interests of Mr. McNamara and Mr. North, by virtue of their relationships to significant investors in Bristol, may conflict with the interests of FelCor and its stockholders. For example, any decrease in lease rental rates payable by Bristol may decrease FelCor's profits to the benefit of Bristol. Also, in the selection of franchises under which FelCor's hotels will be operated, Mr. Rose and Mr. North, by virtue of their relationships with Promus and Holiday Hospitality, respectively, which are hotel franchising companies, may have interests which conflict with those of FelCor and its stockholders. It is anticipated that any director who has a conflict of interest with respect to an issue presented to the FelCor Board will abstain from voting upon that issue although he will have no legal obligation to do so. FelCor has no provisions in its bylaws or charter that require an interested director to abstain from voting upon an issue, although each director will have a fiduciary duty of loyalty to FelCor. There is a risk that, should an interested director vote upon an issue in which he or one of his affiliates has an interest, his vote may reflect a bias that could be contrary to the best interests of FelCor. In addition, even if an interested director abstains in the actual vote, the director's participation in the meeting and discussion of an issue in which he or companies with which he is associated have an interest could influence the votes of other directors regarding the issue.

         No Arms-Length Bargaining on DJONT Percentage Leases. The terms of the leases between FelCor and DJONT were not negotiated on an arms-length basis. Accordingly, these Percentage Leases may not reflect fair market values or terms. However, the management of FelCor believes that the terms of these leases are fair to FelCor. The rental terms of these leases were set based upon historical financial information and projected operating performance of the applicable hotel. The other terms of the leases are typical of the provisions found in other leases entered into in similar circumstances. The leases were approved by a majority of the Independent Directors of FelCor at the time they were entered into.

         Adverse Tax Consequences to Certain Affiliates on a Sale of Certain Hotels. Messrs. Corcoran and Mathewson may have additional tax liability if FelCor sells its investments in six hotels acquired by FelCor in July 1994 from partnerships controlled by these individuals. Consequently, the interests of FelCor and of Messrs. Corcoran and Mathewson could be different in the event that FelCor decided to consider a sale of any of these hotels. Decisions regarding a sale of any of these six hotels must be made by a majority of the Independent Directors of FelCor.

     Restrictive Debt Covenants

         At December 31, 1998, FelCor's unsecured Line of Credit and Term Loan provided for borrowings of up to an aggregate of $1.1 billion, of which FelCor had borrowed approximately $986 million. FelCor also had issued and outstanding $298 million (net of discount) in principal amount of publicly-traded senior term notes. The agreements governing FelCor's Line of Credit, Term Loan and senior notes contain various restrictive covenants, including, among others, provisions restricting FelCor from incurring indebtedness, making investments, engaging in transactions with stockholders and affiliates, incurring liens, merging or consolidating with another person, disposing of all or substantially all of its assets or permitting limitations on its subsidiaries with respect to the payment of dividends or other amounts to FelCor. In addition, these agreements require FelCor to maintain certain specified financial ratios. Under the most restrictive of these provisions, FelCor's maximum additional indebtedness that could be incurred for the acquisition of hotel properties would have been limited to approximately $860 million at December 31, 1998. These covenants also may restrict FelCor's ability to engage in certain transactions. In addition, any breach of these limitations could result in the acceleration of most of FelCor's outstanding indebtedness. FelCor may not be able to refinance or repay this indebtedness in full under such circumstances.

     Matters That May Adversely Affect the Hotel Industry

         Fewer Growth Opportunities. There has been substantial consolidation in, and capital allocated to, the U.S. lodging industry since the early 1990s. This has generally resulted in higher prices for hotels and fewer attractive acquisition opportunities. An important part of FelCor's growth strategy has been the acquisition and, in many instances, the renovation and repositioning, of hotels at less than replacement cost. Continued industry consolidation and competition for acquisitions could adversely affect FelCor's growth prospects. FelCor competes for hotel investment opportunities with other companies, some of which have greater financial or other resources. Certain competitors may be able to pay higher prices or assume greater risks than would be appropriate for FelCor.

         Potential Adverse Effects on Hotel Operations. The Hotels owned by FelCor are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, and generally include:

         o        The existence of competition from other hotels;

         o The construction of more hotel rooms in a particular area than needed to meet demand;

         o The increase in energy costs and other travel expenses that reduce business and leisure travel;

         o The adverse effects of declines in general and local economic activity; and

         o The risks generally associated with the ownership of hotels and real estate, as discussed in the following four paragraphs and under "-- Matters That May Adversely Affect Real Estate Ownership."

In addition, annual adjustments (based on changes in the Consumer Price Index) are made to the Base Rent and the thresholds used to compute Percentage Rent under the Percentage Leases. These adjustments, unless offset by increases in hotel revenues, would reduce the amount of rent payable to FelCor under the Percentage Leases and, consequently, FelCor's results of operations.

         Competition. Each of FelCor's Hotels competes with other hotels in its geographic area. A number of additional hotel rooms have been or may be built in a number of the geographic areas in which the Hotels are located, which could adversely affect the results of operations of these hotels. According to PricewaterhouseCoopers LLP, total hotel room supply in the United States increased by 3.5%, or approximately 126,000 rooms, from 1997 to 1998, while the demand for hotel rooms increased only 3.2% during the same period. Management believes that most of the increase in United States hotel room supply has been in the limited service or extended stay segments of the hotel industry, from which FelCor derives approximately 5% of its revenues. An oversupply of hotel rooms, regardless of market segment, could adversely affect both occupancy and rates in the markets in which the Hotels are located. However, a significant increase in the supply of midscale and upscale hotel rooms and suites, if demand fails to increase proportionately, could have a more severe adverse effect on the Company's operations.

         Seasonality. The hotel industry is seasonal in nature. Generally, hotel revenues are highest in the first three quarters of each year. Seasonality causes quarterly fluctuations in FelCor's revenue. FelCor may be able to reduce, but not eliminate, the effects of seasonality by continuing to diversify the geographic location and primary customer base of its Hotels.

         Investment Concentration in a Single Industry. Historically, FelCor has only invested in hotel-related assets. In the event of a downturn in the hotel industry, the adverse effect on FelCor may be greater than on a more diversified company with assets outside of the hotel industry.

         Requirements of Franchise Agreements. Most of FelCor's Hotels are operated under various franchise licenses. Each license agreement requires that the franchised hotel be maintained and operated in accordance with certain standards. The franchisors also may require substantial improvements to FelCor's Hotels, for which FelCor would be responsible under the Percentage Leases, as a condition to the renewal or continuation of these franchise licenses. If a franchise license terminates due to FelCor's failure to make required improvements or to otherwise comply with its terms, FelCor may be liable to the franchisor for a termination payment. These termination payments would vary among the various franchise agreements and by hotel. The loss of a substantial number of franchise licenses and the related termination payments could have a material adverse effect on FelCor's results of operations.

     Limitations on Acquisitions and Improvements

         FelCor presently intends to continue its acquisition growth strategy, but at a much slower pace than in prior years. Since the completion of the Merger with Bristol Hotel Company in July 1998, the Company's growth strategy has been focused, and it presently intends to focus during 1999, on its internal growth strategy, which includes the renovation, redevelopment and rebranding of its hotels to achieve improved revenue performance. FelCor generally cannot fund its growth solely from cash provided from operating activities because it must distribute to its stockholders at least 95% of its taxable income each year to maintain its status as a REIT. Consequently, FelCor must rely, to a significant extent, upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Given the current market prices of its equity securities, FelCor has no present intention to effect a public offering of equity securities in the near future. Consequently, FelCor will be dependent upon its ability to attract debt financing from public or institutional lenders. There can be no assurance that FelCor will be successful in attracting sufficient debt financing to fund future growth at an acceptable cost. In addition, FelCor's Board has adopted a policy of limiting indebtedness to not more than 40% of FelCor's investment in hotel assets, at cost, which could also limit FelCor's ability to incur additional indebtedness to fund its continued growth. At December 31, 1998, FelCor's indebtedness represented 38% of its investment in hotel assets, at cost.

     Potential Tax Risks

         General. Failure to qualify as a REIT would subject FelCor to federal income tax. FelCor has operated and will continue to operate in a manner that is intended to qualify it as a REIT under federal income tax laws. The REIT qualification requirements are extremely complicated and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, FelCor cannot be certain that it has been or will continue to be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of qualification as a REIT.

         If FelCor failed to qualify as a REIT, FelCor would be required to pay federal income tax on its taxable income. FelCor might need to borrow money or sell hotels in order to pay any such tax. FelCor's payment of income tax would decrease the amount of its income available to be paid out to its stockholders. In addition, FelCor would no longer be required to pay out most of its taxable income to its stockholders. Unless its failure to qualify as a REIT were excused under federal income tax laws, FelCor could not re-elect REIT status until the fifth calendar year following the year in which it failed to qualify.

         Failure to Make Required Distributions Would Subject FelCor to Tax. In order to qualify as a REIT, each year FelCor must pay out to its stockholders at least 95% of its taxable income (other than any net capital gain). In addition, FelCor would be subject to a 4% nondeductible tax if the actual amount it pays out to its stockholders in a calendar year were less than the minimum amount specified under federal tax laws. FelCor has paid out and intends to continue to pay out its income to its stockholders in a manner intended to satisfy the 95% test and to avoid the 4% tax. In doing so, FelCor may be required to borrow money or sell assets to pay out enough of its taxable income to satisfy the 95% test and to avoid the 4% tax in a particular year.

         Failure to Distribute Earnings and Profits in Connection With the 1998 Merger With Bristol Hotel Company Would Cause FelCor to Fail to Qualify as a REIT. At the end of any taxable year, a REIT may not have any accumulated earnings and profits (described generally for federal income tax purposes as cumulative undistributed net income) from a non-REIT corporation. Arthur Andersen LLP prepared and provided to FelCor its computation of the accumulated earnings and profits of Bristol Hotel Company through the date of the Merger. Based upon such computation, in addition to its regular fourth quarter distribution, FelCor paid a special one-time distribution of $0.345 per share on its Common Stock, and $0.207 per share on its Series A Preferred Stock, in respect of such accumulated earnings and profits. However, the determination of a company's accumulated earnings and profits for federal income tax purposes is extremely complex and the computations by Arthur Andersen LLP are not binding upon the Internal Revenue Service. Should the Internal Revenue Service successfully assert that the accumulated earnings and profits of Bristol Hotel Company were greater than the amount so distributed by FelCor, it may fail to qualify as a REIT.

         Sale of Assets Acquired in the Merger Within Ten Years After the Merger Will Result in Corporate Tax. If FelCor sells any asset acquired in the Merger, within ten years after the Merger, and recognizes gain, FelCor will be taxed at the highest corporate rate on an amount equal to the fair market value of the asset minus the adjusted basis of the asset as of the Merger. The sales of Bristol Hotels that have been made, and are currently planned to be made, are not expected to result in any material amount of income tax liability.

     Effect of Market Interest Rates on the Price of the Common Stock

         One of the factors that may affect the price of the Common Stock is the amount of distributions to stockholders in comparison to yields on other financial instruments. An increase in market interest rates would provide higher yields on other financial instruments, which could adversely affect the price of the Common Stock.

     Reliance on Key Personnel and Board of Directors

         FelCor's stockholders have no right to participate in FelCor's management, except through the exercise of their voting rights. FelCor's Board of Directors will be responsible for oversight of the management of FelCor. FelCor's future success will be dependent in part on its ability to retain key personnel, including Mr.
Corcoran.

     Matters That May Adversely Affect Real Estate Ownership

         General. FelCor's investments in hotels are subject to the numerous risks generally associated with owning real estate. These risks include, among others, adverse changes in general or local economic or real estate market conditions, zoning laws, traffic patterns and neighborhood characteristics, real estate tax assessments and rates, governmental regulations and fiscal policies, the potential for uninsured or underinsured casualty and other losses, the impact of environmental laws and regulations (discussed below) and other circumstances beyond the control of FelCor. Moreover, real estate investments are relatively illiquid, which means that FelCor's ability to vary its portfolio in response to changes in economic and other conditions may be limited.

         Possible Liability for Environmental Matters. There are numerous federal, state and local environmental laws and regulations to which owners of real estate are subject. Under these laws a current or prior owner of real estate may be liable for the costs of cleaning up and removing hazardous or toxic substances found on its property, whether or not it was responsible for their presence. In addition, if an owner of real property arranges for the disposal of hazardous or toxic substances at another site, it may also be liable for the costs of cleaning up and removing such substances from the disposal site, even if it did not own or operate the disposal site. A property owner may also be liable to third parties for personal injuries or property damage sustained as a result of its release of hazardous or toxic substances (including asbestos-containing materials) into the environment. Environmental laws may require FelCor to incur substantial expenses and limit the use of its properties. FelCor could be liable for substantial amounts for a failure to comply with applicable environmental laws, which may be enforced by the government or, in certain instances, by private parties. The existence of hazardous or toxic substances on a property can also adversely affect the value of, and the owner's ability to use, sell or borrow against, the property.

         Generally, FelCor obtains a Phase I environmental audit from an independent environmental engineer prior to its acquisition of a hotel. With respect to the Bristol Hotels, FelCor has relied upon the Phase I audits obtained by Bristol Hotel Company in connection with its acquisition of these properties. No updates or new environmental audits were obtained.

         The primary purpose of a Phase I environmental audit is to identify indications of potential environmental contamination at a property and, secondarily, to make a limited assessment as to the potential for environmental regulatory compliance costs. Consistent with current industry standards, the Phase I environmental audits on which FelCor has relied did not include an assessment of potential off-site liability or involve any testing of groundwater, soil or air conditions. Accordingly, they would not reveal information that could only be obtained by such tests. In addition, the assessment of environmental compliance contained in such reports is general in nature and was not a detailed determination of the property's complete compliance status.

         The Phase I environmental audits relied upon by FelCor disclose the existence of certain hazardous or toxic substances at or near a limited number of FelCor's hotels. In these instances, FelCor made such additional investigations, if any, as they considered necessary to evaluate the risk of liability. However, FelCor's management does not believe that the identified conditions, or any other environmental conditions known to it, will have a material adverse effect on FelCor's business, assets or profits. It is possible, however, that such environmental audits and investigations do not reveal all environmental conditions or liabilities for which FelCor could be liable and there could be potential environmental liabilities of which FelCor is unaware.

         Costs of Complying with Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations (including hotels) are required to meet certain federal requirements for access and use by disabled persons. FelCor's management believes that its hotels are substantially in compliance with the requirements of the ADA. However, a determination that the hotels are not in compliance with the ADA could result in liability for both governmental fines and damages to private parties. If FelCor were required to make unanticipated major modifications to the hotels to comply with the requirements of the ADA, it could adversely affect its ability to pay its obligations and make distributions to its stockholders.

     Ownership Limitation

         In order for FelCor to maintain its status as a REIT, no more than 50% in value of its outstanding stock may be owned (actually or constructively under the applicable tax rules) by five or fewer persons during the last half of any taxable year. In connection with this requirement, FelCor's Charter prohibits, subject to certain exceptions, any person from owning more than 9.9% (determined in accordance with the Internal Revenue Code and the Securities Exchange Act of 1934, as amended) of the number of outstanding shares of any class of its capital stock. FelCor's Charter also prohibits any transfer of its capital stock that would result in a violation of the 9.9% ownership limit, reduce the number of stockholders below 100 or otherwise result in FelCor failing to qualify as a REIT. Any attempted transfer in violation of the charter prohibitions will be void and the intended transferee will not acquire any right in the shares resulting in such violation. FelCor has the right to take any lawful action that it believes necessary or advisable to ensure compliance with these ownership and transfer restrictions and to preserve its status as a REIT, including refusing to recognize any transfer of capital stock in violation of its charter.

         If a person holds or attempts to acquire shares in excess of FelCor's ownership and transfer restrictions, these shares will be immediately designated as "shares-in-trust" and transferred automatically and by operation of law, in trust, to a trustee designated by FelCor. The trustee will have the right to receive all distributions on, to vote and to sell these shares. The holder of the excess shares will have no right or interest in these shares, except the right (under certain circumstances) to receive the lesser of: (i) the proceeds of any sale of these shares by the trustee to a permitted owner and (ii) the amount you paid for these shares (or the market value of these shares, determined in accordance with the Charter, if the shares were received by gift, bequest or otherwise without payment). Accordingly, the record owner of any shares designated as shares-in-trust would suffer a financial loss if the price at which these shares are sold to a permitted owner is less than what was paid for these shares.

     Impact of Year 2000 Issue

         The year 2000 issue relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs the year 2000 may be incorrectly identified as the year 1900, which could result in a system failure or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements, or engage in other normal business activities.

         The Company believes that its efforts to identify and resolve the year 2000 issues will avoid a major disruption of its business. The Company has assessed its internal computer systems and believes that they will properly utilize dates beyond December 31, 1999.

         The Hotels owned by the Company are in various stages of identifying both computer and noninformation technology systems to determine if they are year 2000 compliant, including embedded systems that operate elevators, phone systems, energy maintenance systems, security systems, and other systems. The assessments, which have not been completed at this date, are scheduled to be completed by the end of the first quarter of 1999. Most of the upgrades to make a hotel year 2000 compliant had been anticipated as part of the renovation, redevelopment, and rebranding program that the Company generally undertakes upon acquisition of a hotel.

         The Company currently anticipates that the total cost to remediate all hotel year 2000 issues to be approximately $8 million, which is included in the Company's 1999 capital plans.

         The Company has requested and received assurances from the managers of the Hotels, the franchisors of the Hotels and the Lessees, that they have implemented appropriate steps to insure that they will avoid a major disruption of business due to year 2000 issues.

         Concurrent with the assessment of the year 2000 issue, the Company and its hotel managers and Lessees are developing contingency plans intended to mitigate the possible disruption in business operations that may result from year 2000 issues and are developing cost estimates for such plans. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

ITEM 2. PROPERTIES

THE HOTELS

         The following table sets forth certain descriptive information regarding the Hotels in which the Company had ownership interests at December 31, 1998:

                                                                                         YEAR ACQUIRED BY       NUMBER OF
LOCATION                                            FRANCHISE BRAND             LESSEE      THE COMPANY        ROOMS/SUITES
--------                                            ---------------             ------      -----------        ------------
Birmingham, AL ...................................  Embassy Suites              DJONT          1996                242
Montgomery, AL ...................................  Holiday Inn                 Bristol        1998                213
Flagstaff, AZ ....................................  Days Inn                    Bristol        1998                157
Flagstaff, AZ ....................................  Embassy Suites              DJONT          1995                119
Phoenix (Airport), AZ ............................  Embassy Suites              DJONT          1998                229
Phoenix (Camelback), AZ ..........................  Embassy Suites              DJONT          1996                233
Phoenix, (Crescent), AZ ..........................  Sheraton                    DJONT          1997                342
Scottsdale, AZ(1) ................................  Fairfield Inn               Bristol        1998                218
Tempe, AZ ........................................  Embassy Suites              DJONT          1998                224
Texarkana (I-30), AR(1) ..........................  Holiday Inn                 Bristol        1998                210
Anaheim (Disney(R)Area), CA ......................  Embassy Suites              DJONT          1996                222
Burlingame (S.F. Airport So.), CA(1) .............  Embassy Suites              DJONT          1995                339
Covina (I-10), CA(2) .............................  Embassy Suites              DJONT          1997                264
Dana Point, CA ...................................  Doubletree Guest Suites     DJONT          1997                198
El Segundo (LAX Airport South), CA(1) ............  Embassy Suites              DJONT          1996                350
Irvine (Orange County Airport, CA ................  Holiday Inn Select          Bristol        1998                335
Los Angeles (LAX Airport North), CA ..............  Embassy Suites              DJONT          1997                215
Milpitas, CA .....................................  Embassy Suites              DJONT          1996                267
Milpitas, CA .....................................  Holiday Inn                 Bristol        1998                305
Napa, CA .........................................  Embassy Suites              DJONT          1996                205
Oxnard (Mandalay Beach), CA ......................  Embassy Suites              DJONT          1996                249
Palm Desert, CA ..................................  Embassy Suites              DJONT          1998                198
Pleasanton, CA ...................................  Crowne Plaza                Bristol        1998                244
Santa Barbara, CA(4) .............................  Holiday Inn                 Bristol        1998                160
San Diego (On-the-Bay), CA(1) ....................  Holiday Inn                 Bristol        1998                600
San Francisco (Financial District), CA(1) ........  Holiday Inn                 Bristol        1998                566
San Francisco (Fisherman's Wharf), CA(1) .........  Holiday Inn                 Bristol        1998                584
San Francisco (Union Square), CA .................  Crowne Plaza                Bristol        1998                400
San Rafael (Marin Co.), CA(2) ....................  Embassy Suites              DJONT          1996                235
South San Francisco (Airport North), CA ..........  Embassy Suites              DJONT          1996                312
Avon (Beaver Creek Resort), CO ...................  Embassy Suites              DJONT          1996                 72
Colorado Springs, CO .............................  Holiday Inn Express         Bristol        1998                207
Colorado Springs, CO .............................  Ramada Inn                  Bristol        1998                220
Denver (Southeast), CO ...........................  Doubletree                  DJONT          1998                248
Hartford (Downtown), CT ..........................  Crowne Plaza                Bristol        1998                342
Stamford, CT(1) ..................................  Holiday Inn Select          Bristol        1998                383
Wilmington, DE ...................................  Doubletree                  DJONT          1998                154
Boca Raton, FL ...................................  Doubletree Guest Suites     DJONT          1995                182
Boca Raton, FL ...................................  Embassy Suites              DJONT          1996                263
Cocoa, Beach (Ocean Front Resort), FL ............  Holiday Inn                 Bristol        1998                500
Deerfield Beach, FL ..............................  Embassy Suites              DJONT          1996                244
Ft. Lauderdale, FL ...............................  Embassy Suites              DJONT          1996                359

                                                                                         YEAR ACQUIRED BY       NUMBER OF
LOCATION                                            FRANCHISE BRAND             LESSEE      THE COMPANY        ROOMS/SUITES
--------                                            ---------------             ------      -----------        ------------
Ft. Lauderdale (Cypress Creek), FL ...............  Sheraton Suites             DJONT          1998                253
Jacksonville, FL .................................  Embassy Suites              DJONT          1994                210
Kissimme (Nikki Bird Resort), FL(1) ..............  Holiday Inn                 Bristol        1998                529
Lake Buena Vista (Walt Disney World(R)), FL(1) ...  Doubletree Guest Suites     DJONT          1997                229
Miami (Airport), FL(1) ...........................  Crowne Plaza                Bristol        1998                304
Miami (Airport), FL ..............................  Embassy Suites              DJONT          1996                314
Orlando (North), FL ..............................  Embassy Suites              DJONT          1994                210
Orlando (South), FL ..............................  Embassy Suites              DJONT          1994                244
Orlando (International Drive Resort), FL .........  Holiday Inn                 Bristol        1998                652
Orlando (Airport), FL ............................  Holiday Inn Select          Bristol        1998                288
Tampa (Busch Gardens), FL ........................  Doubletree Guest Suites     DJONT          1995                129
Tampa (Rocky Point), FL ..........................  Doubletree Guest Suites     DJONT          1997                203
Tampa (Near Busch Gardens), FL(1) ................  Holiday Inn                 Bristol        1998                395
Atlanta, GA ......................................  Courtyard by Marriott       Bristol        1998                211
Atlanta (Airport), GA ............................  Crowne Plaza                Bristol        1998                378
Atlanta (Powers Ferry), GA(4) ....................  Crowne Plaza                Bristol        1998                296
Atlanta (Buckhead), GA ...........................  Embassy Suites              DJONT          1998                317
Atlanta (Airport), GA ............................  Embassy Suites              DJONT          1998                233
Atlanta (Perimeter Center), GA(2) ................  Embassy Suites              DJONT          1998                241
Atlanta (Downtown), GA ...........................  Fairfield Inn               Bristol        1998                242
Atlanta (Marietta), GA ...........................  Hampton Inn                 Bristol        1998                140
Atlanta (Airport North), GA(1)(4) ................  Holiday Inn                 Bristol        1998                493
Atlanta (Jonesboro South), GA(4) .................  Holiday Inn                 Bristol        1998                180
Atlanta (Decatur I-20 East), GA ..................  Holiday Inn Express         Bristol        1998                167
Atlanta (Perimeter Dunwoody), GA(4) ..............  Holiday Inn Select          Bristol        1998                250
Atlanta (Airport Gateway), GA ....................  Sheraton                    DJONT          1997                395
Atlanta (Galleria), GA ...........................  Sheraton Suites             DJONT          1997                278
Brunswick, GA ....................................  Embassy Suites              DJONT          1995                130
Columbus (Airport I-85), GA(1) ...................  Holiday Inn                 Bristol        1998                223
Chicago (Allerton), IL ...........................  Independent                 Bristol        1998                378
Chicago-Lombard, IL(2) ...........................  Embassy Suites              DJONT          1995                262
Chicago (O'Hare), IL .............................  Sheraton Suites             DJONT          1997                297
Deerfield, IL ....................................  Embassy Suites              DJONT          1996                237
Moline, IL .......................................  Hampton Inn                 Bristol        1998                138
Moline (Airport), IL(4) ..........................  Holiday Inn                 Bristol        1998                216
Moline (Airport), IL(4) ..........................  Holiday Inn Express         Bristol        1998                111
Indianapolis (North),  IN(2) .....................  Embassy Suites              DJONT          1996                222
Davenport, IA ....................................  Hampton Inn                 Bristol        1998                132
Davenport, IA ....................................  Holiday Inn                 Bristol        1998                287
Colby, KS ........................................  Holiday Inn Express         Bristol        1998                 72
Great Bend, KS ...................................  Holiday Inn                 Bristol        1998                175
Hays, KS(4) ......................................  Hampton Inn                 Bristol        1998                116
Hays, KS(4) ......................................  Holiday Inn                 Bristol        1998                190
Overland Park, KS(2) .............................  Embassy Suites              DJONT          1997                199
Salina, KS(4) ....................................  Holiday Inn                 Bristol        1998                192
Salina (I-70), KS ................................  Holiday Inn Express
                                                    Hotel & Suites              Bristol        1998                 93
Lexington, KY ....................................  Hilton Suites               DJONT          1996                174
Lexington, KY ...................................   Sheraton Suites             DJONT          1998                155
Baton Rouge, LA .................................   Embassy Suites              DJONT          1996                224
New Orleans, LA .................................   Embassy Suites              DJONT          1994                282
New Orleans (Chateau LeMoyne), LA(1)(2) .........   Holiday Inn                 Bristol        1998                171
New Orleans (French Quarter), LA(1)(4) ..........   Holiday Inn                 Bristol        1998                276
Baltimore, MD ...................................   Doubletree Guest Suites     DJONT          1997                251
Boston (Marlborough), MA ........................   Embassy Suites              DJONT          1995                229
Boston (Government Center), MA(1) ...............   Holiday Inn Select          Bristol        1998                303
Leominster, MA ..................................   Four Points(R)              Bristol        1998                187
Troy, MI ........................................   Doubletree Guest Suites     DJONT          1997                251
Bloomington, MN .................................   Embassy Suites              DJONT          1997                219
Minneapolis (Airport), MN .......................   Embassy Suites              DJONT          1995                311
Minneapolis (Downtown), MN ......................   Embassy Suites              DJONT          1995                218
St. Paul, MN(3) .................................   Embassy Suites              DJONT          1995                210
Jackson (Downtown), MS(4) .......................   Crowne Plaza                Bristol        1998                354
Jackson (North), MS .............................   Hampton Inn                 Bristol        1998                119
Jackson (Southwest), MS(4) ......................   Holiday Inn                 Bristol        1998                289
Jackson (North), MS(4) ..........................   Holiday Inn & Suites        Bristol        1998                224

                                                                                         YEAR ACQUIRED BY       NUMBER OF
LOCATION                                         FRANCHISE BRAND                LESSEE      THE COMPANY        ROOMS/SUITES
--------                                         ---------------                ------      -----------        ------------
Olive Branch (Whispering Woods Hotel
   and Conference Center), MS .................  Holiday Inn                    Bristol        1998                179
Kansas City (Plaza), MO (1)(2) ................  Embassy Suites                 DJONT          1997                266
Kansas City (Northeast), MO ...................  Holiday Inn                    Bristol        1998                167
St. Louis (Downtown), MO ......................  Embassy Suites                 DJONT          1998                297
St. Louis (Westport), MO(4) ...................  Holiday Inn                    Bristol        1998                318
Omaha, NE .....................................  Doubletree Guest Suites        DJONT          1998                189
Omaha (Central), NE ...........................  Hampton Inn                    Bristol        1998                132
Omaha (Southwest), NE .........................  Hampton Inn                    Bristol        1998                131
Omaha (I-80), NE(4) ...........................  Holiday Inn                    Bristol        1998                383
Omaha (Old Mill Northwest), NE ................  Holiday Inn                    Bristol        1998                213
Omaha (Southwest), NE .........................  Holiday Inn Express
                                                 Hotel & Suites                 Bristol        1998                 78
Omaha (Southwest), NE .........................  Homewood Suites                Bristol        1998                116
Parsippany, NJ(2) .............................  Embassy Suites                 DJONT          1996                274
Piscataway, NJ ................................  Embassy Suites                 DJONT          1996                225
Secaucus, NJ (1)(2) ...........................  Embassy Suites                 DJONT          1997                261
Secaucus, NJ ..................................  Crowne Plaza                   Bristol        1998                261
Albuquerque (Mountain View), NM ...............  Holiday Inn                    Bristol        1998                360
Syracuse, NY ..................................  Embassy Suites                 DJONT          1997                215
Charlotte, NC(2) ..............................  Embassy Suites                 DJONT          1996                274
Raleigh/Durham, NC ............................  Doubletree Guest Suites        DJONT          1997                203
Raleigh, NC(2) ................................  Embassy Suites                 DJONT          1997                225
Cleveland, OH .................................  Embassy Suites                 DJONT          1995                268
Columbus, OH ..................................  Doubletree Guest Suites        DJONT          1998                194
Dayton, OH(4) .................................  Doubletree Guest Suites        DJONT          1997                138
Tulsa, OK .....................................  Embassy Suites                 DJONT          1994                240
Philadelphia (Center City), PA(4) .............  Crowne Plaza                   Bristol        1998                445
Philadelphia (Independence Mall), PA ..........  Holiday Inn                    Bristol        1998                364
Philadelphia (Society Hill), PA ...............  Sheraton                       DJONT          1997                365
Pittsburgh, PA(1)(4) ..........................  Holiday Inn Select             Bristol        1998                251
Charleston (Mills House), SC ..................  Holiday Inn                    Bristol        1998                214
Columbia, SC ..................................  Holiday Inn                    Bristol        1998                148
Myrtle Beach (Kingston Plantation), SC ........  Embassy Suites                 DJONT          1996                255
Roper (Greenville), SC ........................  Crowne Plaza                   Bristol        1998                208
Knoxville (Central), TN(1) ....................  Holiday Inn                    Bristol        1998                242
Nashville (Airport), TN .......................  Doubletree Guest Suites        DJONT          1997                138
Nashville, TN .................................  Embassy Suites                 DJONT          1994                296
Nashville (Opryland/Airport), TN(1) ...........  Holiday Inn Select             Bristol        1998                385
Amarillo (I-40), TX(1) ........................  Holiday Inn                    Bristol        1998                247
Austin (Downtown), TX .........................  Doubletree Guest Suites        DJONT          1997                189
Austin (Airport North), TX(2) .................  Embassy Suites                 DJONT          1997                261
Austin (Town Lake), TX ........................  Holiday Inn                    Bristol        1998                320
Beaumont (Midtown I-10), TX ...................  Holiday Inn                    Bristol        1998                190
Corpus Christi, TX ............................  Embassy Suites                 DJONT          1995                150
Dallas (Alpha Road), TX(1) ....................  Bristol House(R)               Bristol        1998                127
Dallas (Addison North), TX(4) .................  Crowne Plaza                   Bristol        1998                354
Dallas (Market Center), TX(4) .................  Crowne Plaza                   Bristol        1998                244
Dallas, TX(1)(4) ..............................  Crowne Plaza Suites            Bristol        1998                295
Dallas (Campbell Center), TX ..................  Doubletree                     DJONT          1998                302
Dallas (DFW Airport South), TX ................  Embassy Suites                 DJONT          1998                305
Dallas (Love Field), TX .......................  Embassy Suites                 DJONT          1995                248
Dallas (Market Center), TX ....................  Embassy Suites                 DJONT          1997                244
Dallas (Park Central), TX .....................  Embassy Suites                 DJONT          1994                279
Dallas (Regal Row), TX ........................  Fairfield Inn                  Bristol        1998                204
Dallas (Downtown West End), TX ................  Hampton Inn                    Bristol        1998                311
Dallas, TX(1)(4) ..............................  Harvey Hotel                   Bristol        1998                313
Dallas (DFW Airport North), TX(1)(4) ..........  Harvey Hotel                   Bristol        1998                506
Dallas (DFW Airport North), TX(4) .............  Harvey Suites                  Bristol        1998                164
Dallas (Park Central), TX .....................  Sheraton                       DJONT          1998                279
Dallas (Park Central), TX .....................  Westin                         DJONT          1997                545
Houston (Near the Galleria), TX ...............  Courtyard by Marriott          Bristol        1998                209
Houston (Medical Center), TX(4) ...............  Crowne Plaza                   Bristol        1998                297
Houston (Near the Galleria), TX ...............  Fairfield Inn                  Bristol        1998                107
Houston (I-10 East), TX .......................  Fairfield Inn                  Bristol        1998                160
Houston (I-10 East), TX .......................  Hampton Inn                    Bristol        1998                 90


                                                                                         YEAR ACQUIRED BY       NUMBER OF
LOCATION                                            FRANCHISE BRAND             LESSEE      THE COMPANY        ROOMS/SUITES
--------                                            ---------------             ------      -----------        ------------
Houston (Medical Center), TX(1)(4) ..............   Holiday Inn & Suites        Bristol        1998                285
Houston (International Airport), TX(4) ..........   Holiday Inn                 Bristol        1998                413
Houston (I-10 West), TX .........................   Holiday Inn Select          Bristol        1998                345
Houston (Near Greenway Plaza), TX(4) ............   Holiday Inn Select          Bristol        1998                355
Midland (Country Villa), TX .....................   Holiday Inn                 Bristol        1998                250
Odessa (Parkway Blvd.), TX ......................   Holiday Inn Express
                                                    Hotel & Suites              Bristol        1998                186
Odessa (Center), TX .............................   Holiday Inn Hotel
                                                    & Suites                    Bristol        1998                245
Plano, TX(4) ....................................   Harvey Hotel                Bristol        1998                279
Plano, TX .......................................   Holiday Inn                 Bristol        1998                161
San Antonio (Airport), TX(2) ....................   Embassy Suites              DJONT          1997                261
San Antonio (Northwest), TX(2) ..................   Embassy Suites              DJONT          1997                217
San Antonio (Downtown), TX(1) ...................   Holiday Inn                 Bristol        1998                315
San Antonio (International Airport), TX .........   Holiday Inn Select          Bristol        1998                397
Waco (I-35), TX .................................   Holiday Inn                 Bristol        1998                171
Salt Lake City (Airport), UT(1) .................   Holiday Inn                 Bristol        1998                191
Burlington, VT ..................................   Sheraton                    DJONT          1997                309
Cambridge, Canada ...............................   Holiday Inn                 Bristol        1998                139
Kitchener (Waterloo), Canada ....................   Holiday Inn                 Bristol        1998                182
Peterborough (Waterfront), Canada ...............   Holiday Inn                 Bristol        1998                155
Sarnia, Canada ..................................   Holiday Inn                 Bristol        1998                151
Toronto (Yorkdale), Canada ......................   Holiday Inn                 Bristol        1998                370
Toronto (Airport), Canada .......................   Holiday Inn Select          Bristol        1998                444


---------
(1)  Situated on land leased under a long-term ground lease.

(2) This hotel is one of 15 hotels owned by unconsolidated entities in which the Company owns a 50% equity interest.

(3) Owned subject to a capitalized industrial revenue bond lease which expires in 2011 and permits the Company to purchase the fee interest at expiration for a nominal amount.

(4)  Encumbered by mortgage debt.

THE PERCENTAGE LEASES

     Each of the Hotels (with one exception) is leased to a Lessee pursuant to a Percentage Lease. The terms of each Percentage Lease with DJONT was approved by the Company's Independent Directors at the time it was entered into.

     The DJONT Percentage Leases.

         The principal terms of the Percentage Leases with DJONT ("DJONT Leases") are summarized below, although certain terms will vary from hotel to hotel.

         Term. The DJONT Leases typically have a stated term of 10 years.

         Rent. The annual Base Rent is typically set at approximately 60% of the initial year's anticipated total rent. The Percentage Rent is calculated in two tiers, a first tier typically equal to 17% of room and suite revenues up to a specified amount ("Room and Suite Revenue Breakpoint") and a second tier typically equal to 65% of room and suite revenues above such Room and Suite Revenue Breakpoint. In addition, the DJONT Lessee typically pays the Company 5% of the food and beverage revenues from each Hotel in which the restaurant and bar operations are conducted directly by the DJONT Lessee and 98% of the food and beverage rent revenues from each Hotel in which the restaurant and bar operations are subleased by the DJONT Lessee to an unrelated third party. The Room and Suite Revenue Breakpoint is established at the time the Percentage Lease is entered into, based upon the historical and anticipated operations of the particular hotel, in a manner expected to provide the Company with approximately 95% of the anticipated operating profits of the hotels in which it invests.

         The amount of Base Rent and of the Room and Suite Revenue Breakpoint in each DJONT Lease formula generally is subject to adjustment, annually, based upon a formula taking into account changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year, for the hotels acquired prior to July of the previous year. The adjustment in any year may not exceed 7%. The CPI adjustments applicable to 1998, 1997 and 1996 were 0.50%, 1.42% and 0.73%, respectively.

         Events of Default. If an Event of Default occurs and continues beyond any curative period, the Company has the option of terminating the DJONT Lease or any or all other DJONT Leases. Events of Default under the DJONT Leases include typical defaults such as failure to pay rent, certain insolvency events and, among others, the following:

     o the breach by the DJONT Lessee of any term of a DJONT Lease that is not cured within certain specified periods or an Event of Default under any other DJONT Lease;

     o if the DJONT Lessee voluntarily discontinues operations of a leased hotel for more than 30 days, except as a result of damage, destruction, or condemnation; or

     o if the franchise agreement with respect to a leased hotel is terminated by the franchisor as a result of any action or failure to act by the DJONT Lessee or its agents.

         Termination of Percentage Leases on Disposition of the Hotels. If the Company enters into an agreement to sell or otherwise transfer a leased hotel, the Company has the right to terminate the DJONT Lease with respect to such leased hotel upon 90 days' prior written notice upon either (i) paying the DJONT Lessee the fair market value of the DJONT Lessee's leasehold interest in the remaining term of the DJONT Lease to be terminated or (ii) offering to lease to the DJONT Lessee a substitute hotel on terms that would create a leasehold interest with a fair market value equal to or exceeding the fair market value of the DJONT Lessee's remaining leasehold interest under the DJONT Lease to be terminated. The Company also is obligated to pay, or reimburse the DJONT Lessee for certain fees and expenses resulting from the termination of the DJONT Lease.

         Maintenance and Modifications. Under the DJONT Leases, the Company is required to maintain the underground utilities and the structural elements of the improvements, including exterior walls (excluding plate glass) and the roof of each leased hotel. In addition, the DJONT Leases obligate the Company to fund periodic improvements (in addition to maintenance of structural elements) to the buildings and grounds comprising the leased hotels, and the periodic repair, replacement and refurbishment of furniture, fixtures and equipment in the leased hotels, when and as required to meet the requirements of the applicable franchise licenses, and to establish and maintain a reserve, which is available to the DJONT Lessee for such purposes, in an amount equal to 4% of hotel room and suite revenues, on a cumulative basis. The Company's obligation is not limited to the amount in such reserve. Otherwise, the DJONT Lessee is required, at its expense, to maintain the leased hotels in good order and repair, except for ordinary wear and tear, and to make nonstructural repairs, whether foreseen or unforeseen, ordinary or extraordinary, which may be necessary and appropriate to keep the leased hotels in good order and repair.

         Insurance and Property Taxes. The Company is responsible for paying real estate and personal property taxes and property insurance premiums on the leased hotels (except to the extent that personal property associated with the leased hotels is owned by the DJONT Lessee). The DJONT Lessee is responsible for the cost of all liability insurance on the leased hotels, which must include extended coverage, comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the leased hotels.

         Indemnification. Under each of the DJONT Leases, the DJONT Lessee will indemnify the Company for certain losses relating to the leased hotel, including losses related to any accident or injury to person or property at the leased hotels, certain environmental liability, taxes and assessments (other than real estate and personal property taxes and any income taxes of the Company on income attributable to the leased hotels), the sale or consumption of alcoholic beverages, or any breach of the DJONT Leases by the DJONT Lessee.

         Other Lease Covenants. The DJONT Lessee has agreed that during the term of the DJONT Leases it will maintain a ratio of total debt to consolidated net worth of less than or equal to 50%, exclusive of capitalized leases and indebtedness subordinated in right to repayment to the rent due under the DJONT Leases. In addition, the DJONT Lessee has agreed that it will not pay fees to any of its affiliates.

         Breach by Company. Upon notice from the DJONT Lessee that the Company has breached the Lease, the Company has 30 days to cure the breach or proceed to cure the breach, which period may be extended in the event of certain specified, unavoidable delays. If the Company fails to cure a breach on its part under a DJONT Lease, the DJONT Lessee may purchase the leased hotel from the Company for a purchase price equal to the leased hotel's then fair market value.

     Bristol Master Hotel Agreement.

         Bristol and the Company are parties to an Amended and Restated Master Hotel Agreement ("MHA"), pursuant to which, among other things, Bristol and the Bristol Lessees are required to use their reasonable best efforts to permit the Company to continue to qualify as a real estate investment trust under the Code. Bristol and the Bristol Lessees are required to maintain a minimum liquid net worth (including not only working capital and other liquid assets, but also income-producing or readily-marketable assets, and any letters of credit or other credit enhancements necessary to meet such requirement) at all times at least equal to fifteen percent (15%) of projected annual rent under all of the Bristol leases during each calendar year. If such minimum liquid net worth is not maintained, and Bristol fails to cure the deficiency, the leases will be in default, and the Bristol Lessees generally will be prohibited from making cash dividends or other distributions or any other payments to affiliates.

         Under the MHA, the Bristol Hotels also are treated as a whole, and the leases are cross-defaulted, for purposes of the Company's remedies upon default. Upon certain material defaults under one or more leases, the Company has the option to terminate the particular lease(s) in default, or all leases to which the defaulting Bristol Lessee is a party, or all (but not less than all) of the Bristol leases.

     The Bristol Percentage Leases.

         The principal terms of the Percentage Leases with Bristol (the "Bristol Leases") are summarized below, although certain terms will vary from hotel to hotel.

         Term. The Bristol Leases are for initial terms of five to ten years, with renewal options on the same terms for a total of 15 years. If a Bristol Lease has been extended to 15 years, the Bristol Lessee may renew the lease for an additional five years at then current market rates.

         Rent. The Bristol Lessees pay a monthly rent equal to the greater of Base Rent or Percentage Rent. The Percentage Rent is based on specified percentages of various revenue streams. Those percentages will vary from hotel to hotel within the following ranges:

         Room and Suite Revenues:        0% to 10% up to a revenue breakpoint
                                         amount specified for each hotel, then
                                         60% to 75% above such breakpoint.

         Food & Beverage Revenues:       5% to 25%.

         Telephone Revenues:             5% to 10%.

         Other Revenues:                 Varying percentages depending on the
                                         nature and source of such revenues.

         The Base Rent and the thresholds for computing Percentage Rent under the Bristol Leases will be adjusted annually to reflect changes in the CPI. The parties to the Bristol Leases also agree to renegotiate the rent in the event of any rebranding, substantial renovations (other than those agreed upon prior to the execution of the Bristol Leases) or other, future hotel repositioning strategies resulting in significant disruption of the operations of the leased hotels.

         The Bristol Lessees have the right to require the Company to renegotiate the rent for all the hotels in a particular region if there is an extended, material reduction in midscale hotel occupancy rates in the U.S. and in such region. If the Company and the Bristol Lessees are unable to agree on a reduction in rent, the Bristol Lessees may terminate all Bristol Leases in the respective region. The Bristol Lessee also may require the Company to renegotiate the rent for a particular hotel if, as a result of certain force majeure events, there is an extended, material decline in the travel or hotel business and a material reduction in the occupancy rate of such hotel and the hotel's competitive set. If the Bristol Lessee and the Company are unable to agree on a change in rent, the Bristol Lessee may terminate the lease for such hotel.

         Termination. A Bristol Lease also may be terminated by the Company for typical defaults such as failure to pay rent, certain insolvency events and the following reasons, among others:

     o if Bristol fails to satisfy certain performance targets for any one hotel and all other hotels in the aggregate during any three consecutive years based on budgeted room revenues, unless Bristol pays the Company the difference between the actual rent paid and 80% (or, in certain circumstances, 90%) of the budgeted rent;

     o upon a change in control of Bristol, defined as the acquisition of more than 50% of Bristol's stock by any person or group not approved by Bristol's Board of Directors or the election of a majority of directors not supported by Bristol's Board of Directors;

     o upon any breach by the Bristol Lessee of the agreements under the lease that is not cured within certain specified periods;

     o if Bristol fails to maintain a minimum liquid net worth or to provide other credit support for the obligations of the Bristol Lessees under the Bristol Leases;

     o if a franchisor terminates a franchise license as a result of the Bristol Lessee's default under the franchise agreement; and

     o          if the Company sells the hotel to an unaffiliated third party.

If the Company terminates the lease upon sale of a hotel and Bristol does not continue as a manager or lessee of the hotel (or a substitute hotel offered by the Company), Bristol will be entitled to monthly termination payments during the remainder of the lease term equal to one-twelfth of 60% of the average monthly profit and allocable overhead contribution associated with operating the hotel over the 12 months ending on the termination date.

         Indemnification. The Bristol Lessee agrees to indemnify the Company for certain losses relating to the hotel, including losses related to any accident or injury to persons or property at the hotel, any breach of the lease by the Bristol Lessee and certain environmental and tax liabilities not assumed by the Company in connection with its acquisition of the Bristol Hotels. The Company will indemnify the Bristol Lessee for any breach of the lease by the Company, for liability for the environmental condition of the hotel at the time the lease commences and for the Company's acts of gross negligence or willful misconduct.

         Maintenance and Capital Expenditures. The Bristol Lessee is responsible for maintaining the leased hotel in good order and repair and for making all repairs that do not constitute capital improvements. The Bristol Lessee is generally required to budget and expend an amount equal to at least 4.5% of gross revenues of the hotel for maintenance and repairs (other than capital improvements) during each lease year. The Bristol Lessee must supply and maintain the inventory that is necessary to operate the leased hotel. The Company is responsible for all hotel capital improvements (including those required by applicable law or, with certain exceptions, the respective franchise license) and for maintaining the underground utilities and all hotel improvements, furniture, fixtures and equipment owned by the Company to the extent such maintenance constitutes capital expenditures in accordance with generally accepted accounting principles or the capital improvements policy agreed to by both the Company and the Bristol Lessee. The Company must make available an amount equal to at least 3% of the hotel's gross revenues, on a cumulative basis, for budgeted or other approved capital expenditures.

         Insurance and Property Taxes. The Company will pay all real estate and personal property taxes and property insurance premiums on the leased hotels, other than with respect to the Bristol Lessee's personal property. The Bristol Lessee will pay for all liability insurance on the leased hotels, including extended coverage, comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the leased hotels.

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

         Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "FCH." The following table sets forth for the indicated periods the high and low sale prices for the Common Stock, as traded on such exchange.

                                                   HIGH        LOW
                                                   ----        ---
                         1997
                         ----
First quarter .................................. $37 1/2     $33 1/2
Second quarter .................................  37 3/4      34 1/2
Third quarter ..................................  41 1/2      36
Fourth quarter .................................  42 7/8      34 15/16

                         1998
                         ----
First quarter ..................................  38 5/16     34 15/16
Second quarter .................................  37 5/16     31 3/16
Third quarter ..................................  32 1/4      20
Fourth quarter .................................  24 3/16     18 3/16

STOCKHOLDER INFORMATION

         At March 10, 1999, the Company had approximately 460 holders of record of its Common Stock and approximately 55 holders of record of the Series A Preferred Stock (which is convertible into Common Stock). It is estimated that there were approximately 24,000 beneficial owners, in the aggregate, of the Common Stock and Series A Preferred Stock at that date.

         IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO QUALIFICATION OF THE COMPANY AS A REIT, THE COMPANY'S CHARTER LIMITS THE NUMBER OF SHARES OF COMMON STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING COMMON STOCK.

DISTRIBUTION INFORMATION

         The Company has adopted a policy of paying regular quarterly distributions on its Common Stock, and cash distributions have been paid on the Company's Common Stock with respect to each quarter since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company on its Common Stock during 1997 and 1998.

                           QUARTER TO                              DISTRIBUTION     DISTRIBUTION      PER SHARE
                       WHICH DISTRIBUTION                             RECORD           PAYMENT       DISTRIBUTION
                            RELATES                                    DATE              DATE           AMOUNT
                       ------------------                          ------------     ------------     ------------
    1997
    ----
First quarter ...................................................     4/15/97           4/30/97         $0.50
Second quarter ..................................................     7/15/97           7/30/97         $0.50
Third quarter ...................................................     10/15/97         10/31/97         $0.55
Fourth quarter ..................................................     12/30/97          1/30/98         $0.55

    1998
    ----
First quarter ...................................................     4/15/98           4/30/98         $0.55
Second quarter ..................................................     7/15/98           7/31/98         $0.55
Third quarter ...................................................     10/15/98         10/30/98         $0.55
Fourth quarter ..................................................     12/30/98          1/29/99         $0.895(1)

-------------
     (1) Includes a special one-time distribution of $0.345 per share of Common Stock, representing accumulated earnings and profits from FelCor's July 1998 merger with Bristol Hotel Company.

         The foregoing distributions represent an approximate 17.0% return of capital in 1998 and an approximate 6.0% return of capital in 1997. In order to maintain its qualification as a REIT, FelCor must make annual distributions to its shareholders of at least 95% of its taxable income (which does not include net capital gains). For the years ended December 31, 1998 and December 31, 1997, FelCor had distributions totaling $2.545 and $2.10 per share, respectively, of which only $2.01 and $1.88 per share, respectively, were required to satisfy the 95% REIT distribution test. Under certain circumstances FelCor may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, FelCor presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

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

RECENT SALES OF UNREGISTERED SECURITIES

          During 1998, FelCor issued an aggregate of 149,248 shares of its Common Stock in redemption of a like number of outstanding Units. Neither the Units, nor the shares of Common Stock issued in redemption thereof, were registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4(2) of that act.

          During 1998, the Operating Partnership issued an aggregate of 189,916 Units, which may be redeemed for a like number of shares of FelCor's Common Stock, in connection with the acquisition of two hotels. Neither the Units, nor the shares of Common Stock issuable in redemption thereof, were registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4(2) of that act.

ITEM 6. SELECTED FINANCIAL DATA

         The following tables set forth selected financial data for the Company for the years ended December 31, 1998, 1997, 1996 and 1995 and the period from July 28, 1994 (inception of operations) to December 31, 1994 that has been derived from the financial statements of the Company and the notes thereto, audited by PricewaterhouseCoopers LLP, independent accountants. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.



                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             YEARS ENDED
                                                                              DECEMBER 31,               PERIOD FROM JULY 28, 1994
                                                             ------------------------------------------  (INCEPTION OF OPERATIONS)
                                                                1998        1997      1996      1995    THROUGH DECEMBER 31, 1994(1)
                                                             ----------  ---------  --------- --------- ----------------------------
REVENUE:
   Percentage lease revenue ................................  $ 328,923  $ 169,114  $  97,950 $  23,787            $   6,043
   Equity in income from unconsolidated entities ...........      7,017      6,963      2,010       513
   Other revenue ...........................................      4,154        574        984     1,691                  207
                                                              ---------  ---------  --------- ---------            ---------
TOTAL REVENUE ..............................................    340,094    176,651    100,944    25,991                6,250
                                                              ---------  ---------  --------- ---------            ---------

EXPENSES:
   General and administrative ..............................      5,254      3,743      1,819       870                  355
   Depreciation ............................................     90,835     50,798     26,544     5,232                1,487
   Taxes, insurance and other ..............................     45,288     23,093     13,897     2,563                  881
   Interest expense ........................................     73,182     28,792      9,803     2,004                  109
   Minority interest in Operating Partnership ..............      6,500      5,817      5,590     3,131                  907
   Minority interest in other partnerships .................      1,121        573         --        --                   --
                                                              ---------  ---------  --------- ---------            ---------
TOTAL EXPENSES .............................................    222,180    112,816     57,653    13,800                3,739
                                                              ---------  ---------  --------- ---------            ---------

INCOME BEFORE EXTRAORDINARY CHARGE .........................    117,914     63,835     43,291    12,191                2,511
   Extraordinary charge from write off
      of deferred financing fees ...........................      3,075        185      2,354        --                   --
                                                              ---------  ---------  --------- ---------            ---------
NET INCOME .................................................    114,839     63,650     40,937    12,191                2,511
   Preferred dividends .....................................     21,423     11,797      7,734        --                   --
                                                              ---------  ---------  --------- ---------            ---------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS ...............  $  93,416  $  51,853  $  33,203 $  12,191            $   2,511
                                                              =========  =========  ========= =========            =========

DILUTED EARNINGS PER SHARE:
   Income applicable to common shareholders
     before extraordinary charge ...........................  $    1.92  $    1.65  $    1.53 $    1.69            $    0.54
   Extraordinary charge ....................................      (0.06)     (0.01)     (0.10)
                                                              ---------  ---------  --------- ---------            ---------
   Net income applicable to common shareholders ............  $    1.86  $    1.64  $    1.43 $    1.69            $    0.54
                                                              =========  =========  ========= =========            =========
   Weighted average common shares outstanding ..............     50,314     31,610     23,218     7,199                4,690


                        FELCOR LODGING TRUST INCORPORATED

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEARS ENDED
                                                                           DECEMBER  31,                 PERIOD FROM JULY 28, 1994
                                                        ----------------------------------------------   (INCEPTION OF OPERATIONS)
                                                            1998        1997        1996       1995     THROUGH DECEMBER 31, 1994(1)
                                                        ----------   ----------  ----------  ---------  ----------------------------
OTHER DATA:
   Cash dividends per common share (2) ................ $    2.545   $     2.10  $    1.92   $    1.84          $    0.66
   Funds From Operations (3) ..........................    217,363      129,815     77,141      20,707              4,905
   EBITDA (4) .........................................    299,550      153,496     86,583      22,203              5,014
   Ratio of EBITDA to interest expense ................       3.8x         4.4x       8.2x       11.1x              46.0x
   Ratio of earnings to combined fixed charges ........       1.9x         2.2x       3.0x        8.6x              32.4x
      and preferred stock dividends (5)
   Cash provided by operating activities ..............    192,583       97,478     67,494      17,003              3,959
   Cash provided by financing activities ..............    375,064      600,132    251,906     407,897             97,952
   Cash used in investing activities ..................   (550,498)    (687,860)  (478,428)   (259,197)          (100,793)

BALANCE SHEET DATA:
   Cash and cash equivalents .......................... $   34,692   $   17,543  $   7,793   $ 166,821          $   1,118
   Investment in hotel properties, net ................  3,964,484    1,489,764    899,691     325,155            104,800
   Investment in unconsolidated entities ..............    136,069      132,991     59,867      13,819
   Total assets .......................................  4,175,383    1,673,364    978,788     548,359            108,305
   Debt ...............................................  1,594,734      476,819    239,425      19,666              8,750
   Minority interest in Operating Partnership .........     87,353       73,451     76,112      58,837             25,685
   Shareholders' equity ...............................  2,317,617    1,078,498    641,926     461,386             69,255

----------------

     (1) Prior to FelCor's initial public offering on July 28, 1994, six hotels were owned by entities deemed to be the predecessor of the Company. Suite revenues, total revenues, total expenses and net income of the predecessor for the period from January 1, 1994 through July 27, 1994 were $21.9 million, $23.2 million, $21.6 million and $1.6 million, respectively.

     (2) In addition to the regular quarterly dividend of $0.55 per common share and $0.4875 per Series A preferred share, in 1998 the Company declared a special one-time distribution of accumulated but undistributed earnings and profits as a result of the merger of Bristol Hotel Company into FelCor (the "Merger"). The amount of the one-time distribution was $0.345 per common share and $0.207 per Series A preferred share and was paid with the regular fourth quarter distribution.

     (3) The following table details the computation of Funds From Operations (in thousands). A more detailed description of FFO is contained in the "Funds From Operations" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                     YEARS ENDED DECEMBER  31,           PERIOD FROM JULY 28, 1994
                                                         -------------------------------------------     (INCEPTION OF OPERATIONS)
                                                            1998        1997       1996       1995      THROUGH DECEMBER 31, 1994(1)
                                                         ---------   ---------  ---------  ---------    ----------------------------
Net income ............................................  $ 114,839   $  63,650  $  40,937  $  12,191             $   2,511
   Series B redeemable preferred dividends ............     (8,373)
   Extraordinary charge from
       write off of deferred financing fees ...........      3,075         185      2,354
   Depreciation .......................................     90,835      50,798     26,544      5,232                 1,487
   Depreciation from unconsolidated entities ..........     10,487       9,365      1,716        153
   Minority interest in Operating Partnership..........      6,500       5,817      5,590      3,131                   907
                                                         ---------   ---------  ---------  ---------             ---------


Funds From Operations (FFO) ...........................  $ 217,363   $ 129,815  $  77,141  $  20,707             $   4,905
                                                         =========   =========  =========  =========             =========
Weighted average common shares and units
   outstanding ........................................     58,013      39,157     29,306      8,989                 6,385

     (4) EBITDA is computed by adding FFO, interest expense, the Company's portion of interest expense from unconsolidated entities, amortization expense, and operating cash distributions from unconsolidated entities and deducting equity in income from unconsolidated entities and the Company's portion of depreciation from unconsolidated entities. A reconciliation of Funds From Operations to EBITDA is as follows (in thousands):


                                                                        YEARS ENDED DECEMBER 31,         PERIOD FROM JULY 28,  1994
                                                          ---------------------------------------------  (INCEPTION OF OPERATIONS)
                                                            1998         1997         1996      1995    THROUGH DECEMBER 31, 1994(1)
                                                          ---------   ----------   ---------- --------- ----------------------------
Funds From Operations .................................   $ 217,363   $ 129,815   $  77,141   $  20,707           $   4,905
     Interest expense .................................      73,182      28,792       9,803       2,004                 109
     Interest expense from unconsolidated
         entities .....................................       6,521       5,895         818
     Amortization expense .............................         922       1,111         593         158
     Operating cash distributions from
          unconsolidated entities .....................      19,066       4,211       1,954
     Equity in income from unconsolidated
          entities ....................................      (7,017)     (6,963)     (2,010)       (513)
     Depreciation from unconsolidated entities ........     (10,487)     (9,365)     (1,716)       (153)
                                                          ---------   ---------   ---------   ---------           ---------

EBITDA ................................................   $ 299,550   $ 153,496   $  86,583   $  22,203           $   5,014
                                                          =========   =========   =========   =========           =========
Weighted average common shares
     and units outstanding ............................      58,013      39,157      29,306       8,989               6,385

     (5) For the purpose of computing the ratio of earnings to combined fixed charges and preferred stock dividends, earnings consist of income from continuing operations plus fixed charges and minority interest in the Operating Partnership, excluding capitalized interest, and fixed charges consist of interest, whether expensed or capitalized, and amortization of loan costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         FelCor is one of the nation's largest hotel REIT's, which at December 31, 1998, owned interests in 193 hotels with nearly 50,000 rooms and suites through its greater than 95% equity interest in the Operating Partnership. Additional organizational information relating to the Company, and the definitions of certain capitalized terms, are contained in the Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

         FelCor strives to be the premier full-service lodging REIT partnered with leading brands and management companies to create shareholder value. The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R) and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of the Hotels, by brand, operated by each of the Company's Lessees at December 31, 1998:

               BRAND                                 DJONT         BRISTOL       TOTAL
               -----                                 -----         -------       -----
Embassy Suites                                         57                          57
Holiday Inn                                                          49*           49
Doubletree and Doubletree Guest Suites(R)              17                          17
Crowne Plaza and Crowne Plaza Suites(R)                              14            14
Holiday Inn Select(R)                                                11            11
Sheraton(R)and Sheraton Suites(R)                       9             1            10
Hampton Inn(R)                                                        9             9
Holiday Inn Express(R)                                                7*            7
Fairfield Inn(R)                                                      5             5
Harvey Hotel(R)                                                       4             4
Independents                                                          2             2
Courtyard by Marriott(R)                                              2             2
Days Inn(R)                                                           1*            1
Hilton Suites(R)                                        1                           1
Homewood Suites(R)                                                    1             1
Radisson(R)                                             1                           1
Ramada Inn(R)                                                         1*            1
Westin(R)                                               1                           1
                                                       --           ---           ---
  Total Hotels                                         86           107           193
                                                       ==           ===           ===

   * The Company has sold, or intends to sell, during 1999 two Holiday Inn, two Holiday Inn Express, the Ramada Inn and Days Inn hotels owned at December 31, 1998.

         The Hotels are located in 34 states and Canada with 79 in California
(20), Florida (18) and Texas (41).

         The principal factors affecting the Company's results of operations are acquisitions of hotels, renovations, redevelopments, and rebrandings of hotels, and changes in room and suite revenues measured by revenue per available room ("RevPAR"). On July 28, 1998, the Company completed the acquisition of the assets of Bristol through a merger, which resulted in the net addition of 107 hotels, valued at approximately $2 billion, to the Company's portfolio. In addition to the Bristol assets, the Company acquired 16 hotels, valued at $412.8 million. Three of the hotels acquired in the Merger were sold prior to December 31, 1998.

         The Company continued its program of renovation, redevelopment, and rebranding of hotels, to improve under-performing assets and increase revenues. The Company and, prior to the Merger, Bristol Hotel Company, spent nearly $220 million in 1998 on renovations, redevelopments, rebrandings, room additions to existing hotels, and other hotel improvements. This strategy continues to be effective in improving revenue performance.

         The Company's growth has been financed primarily with equity, resulting in a conservative financial structure. The results of this conservative approach are evidenced by the following, as of December 31, 1998:


     o   Interest coverage ratio of 3.8x

     o   Pro forma interest coverage ratio of 3.6x

     o   Total debt to pro forma EBITDA of 4.1x

     o   Borrowing capacity under existing credit facilities of $114 million

     o   Consolidated debt-to-total assets of 38%

     o   Fixed interest rate debt comprising 56% of total debt

     o   Secured debt to total assets of 7%

     o   Debt of $16 million maturing prior to December 31, 1999

         FelCor's historical results of operations for 1998, 1997, and 1996 are summarized as follows (in millions, except percentages and hotel counts):


                                                           YEARS ENDED DECEMBER 31,            PERCENTAGE
                                                       -------------------------------           CHANGE
                                                                                          -------------------
                                                         1998        1997        1996      98 VS 97   97 VS 96
                                                       -------     -------     -------     --------      ----
Hotels owned at year end .........................         193          73          43       164.4%     69.8%
Revenues .........................................     $   340.1   $   176.7   $   100.9      92.5%     75.1%
Income before extraordinary charge ...............     $   117.9   $    63.8   $    43.3      84.8%     47.3%
Net income applicable to common shareholders .....     $    93.4   $    51.9   $    33.2      80.0%     56.3%
Funds From Operations (FFO) ......................     $   217.4   $   129.8   $    77.1      67.5%     68.4%

RESULTS OF OPERATIONS

THE COMPANY -- ACTUAL

     Comparison of the Years Ended December 31, 1998 and 1997.

         For the years 1998 and 1997 FelCor had total revenue of $340.1 million and $176.7 million, respectively, consisting primarily of Percentage Lease revenue of $328.9 million and $169.1 million. The 43 hotels owned by the Company throughout both of the years 1998 and 1997 (DJONT Comparable Hotels), which reflect the effect of the Company's ownership and the management by its strategic partners, experienced a growth in RevPAR during 1998 of 5.4% over 1997. The largest portion of this increase came from the 18 former Crown Sterling Suite hotels, which continued their trend of improved RevPAR throughout 1998, achieving a RevPAR of $92.05 in 1998 compared to $85.04 for 1997, an increase of 8.2%. These hotels have improved their RevPAR performance by 31.4% since 1996. The Company attributes this dramatic increase to the renovation, redevelopment, and rebranding of these hotels in 1996 and early 1997. Likewise, the 59 Bristol Comparable Hotels (those Bristol hotels not undergoing renovation in either 1997 or 1998) produced improved RevPAR performance of 6.7% over 1997.

         The improvement in room and suite revenue significantly impacts the Company because its principal source of revenue is rent payments from the Lessees under the Percentage Leases. The Percentage Leases provide for rent based on a percentage of room and suite revenue, food and beverage revenue, food and beverage rents, and in some instances, other hotel revenues. The portion of the Percentage Lease revenue derived from room and suite revenues was approximately 93% in 1998 and 97% in 1997. The decrease in the portion of Percentage Lease revenue derived from room and suite revenues is attributed primarily to the more extensive food and beverage operations in the Bristol hotels.

         The Company generally seeks to acquire hotels that management believes can achieve increases in room and suite revenue and RevPAR as a result of renovation, redevelopment, and rebranding, or a change in management. However, during the course of such improvements hotel revenue performance is often adversely affected by such temporary factors as out-of-service rooms and suites and disruptions of hotel operations. (A more detailed discussion of hotel room and suite revenue is contained in "The Hotels -- Actual" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Total expenses increased $109.4 million in 1998 over 1997, primarily resulting from the net acquisition of 120 hotels during 1998 and 30 hotels in 1997. Total expenses as a percentage of total revenue increased in 1998 to 65.3% from 63.9% in 1997.

         The major component of the increase in expenses, as a percentage of total revenue, was interest expense. Interest expense increased by $44.4 million from $28.8 million in 1997 to $73.2 million in 1998, and increased as a percentage of total revenue from 16.3% in 1997 to 21.5% in 1998. The relative increase in interest expense is attributed to the assumption of debt related to the more highly leveraged Bristol assets. Debt as a percentage of total assets increased from 28.5% at December 31, 1997 to 38.2% at December 31, 1998.

         General and administrative expenses, depreciation, and taxes, insurance, and other expenses remained relatively constant as a percentage of total revenue in 1998 and 1997.

     Comparison of the Years Ended December 31, 1997 and 1996.

         For the years 1997 and 1996 the Company had total revenue of $176.7 million and $100.9 million, respectively, consisting primarily of Percentage Lease revenue of $169.1 million and $98.0 million. The increase in total revenue is primarily attributed to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in 30 hotels during 1997. This increase represents nearly a 70% increase in the number of hotel interests owned by the Company at the end of 1996. Percentage Lease revenue from the 20 hotels which were owned during all of 1997 and 1996 increased 16.5% for 1997 over 1996 (an increase of $8.8 million). The increase in Percentage Lease revenue is attributed to a 10% increase in RevPAR and to the addition of 177 new suites at three existing hotels. Furthermore, RevPAR at the 43 hotels owned by the Company at December 31, 1996, increased 12.9% during 1997.

         Equity in income from unconsolidated entities increased approximately $5.0 million in 1997 over 1996, resulting primarily from an increase in the number of hotels owned through unconsolidated entities from five at December 31, 1996, to 14 at December 31, 1997.

         Total expenses increased $55.2 million in 1997 over 1996, resulting primarily from increased expenses related to the acquisition of additional hotels during 1997 and 1996. Total expenses as a percentage of total revenues increased in 1997 to 63.9% from 57.1% in 1996.

         The major component of the increased expenses as a percentage of total revenue was interest expense. Interest expense increased as a percentage of total revenue from 9.7% in 1996 to 16.3% in 1997. This relative increase in interest expense is attributed to the increased use of debt to finance acquisitions and renovations. Debt as a percentage of total assets increased from 24.5% at December 31, 1996, to 28.5% at December 31, 1997.

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

         General and administrative expenses and taxes, insurance, and other expenses remained relatively constant as a percentage of total revenue in 1997 and 1996.

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations to be a key measure of a REIT's performance which should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities, and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, and to fund other cash needs. The Company computes Funds From Operations in accordance with standards established by NAREIT which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds From Operations does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Funds From Operations may include funds that may not be available for management's discretionary use due to requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties.

         The following table details the computation of Funds From Operations (in thousands):

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------
                                                                                   1998          1997           1996
                                                                                 --------      ---------     ----------
FUNDS FROM OPERATIONS (FFO):
Net income ................................................................     $ 114,839      $  63,650     $  40,937
   Series B redeemable preferred dividends ................................        (8,373)
   Extraordinary charge from write off  of deferred financing fees ........         3,075            185         2,354
   Depreciation ...........................................................        90,835         50,798        26,544
   Depreciation for unconsolidated entities ...............................        10,487          9,365         1,716
   Minority interest in Operating Partnership .............................         6,500          5,817         5,590
                                                                                ---------      ---------     ---------
FFO .......................................................................     $ 217,363      $ 129,815     $  77,141
                                                                                =========      =========     =========
Weighted average common shares and units outstanding ......................        58,013         39,157        29,306

         Included in FFO is the Company's share of FFO from its interest in 15 unconsolidated entities at December 31, 1998, 14 unconsolidated entities at December 31, 1997, and five unconsolidated entities at December 31, 1996. The following table details the computation of FFO from these unconsolidated entities (in thousands):

                                                                                YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                             1998          1997          1996
                                                                           --------      --------      --------
Statements of operations information:
     Percentage lease revenue ........................................     $ 52,313      $ 47,720      $  9,974
     Depreciation ....................................................     $ 17,570      $ 15,611      $  3,086
     Taxes, insurance and other ......................................     $  8,956      $  9,555      $    886
     Interest expense ................................................     $ 13,042      $ 11,790      $  1,636
     Net income ......................................................     $ 17,438      $ 17,044      $  4,366

     50% of net income attributable to the Company ...................     $  8,719      $  8,522      $  2,183
     Amortization of cost in excess of book value ....................       (1,702)       (1,559)         (173)
     Equity in income from unconsolidated entities ...................        7,017         6,963         2,010
     Add:  Depreciation ..............................................        8,785         7,806         1,543
               Amortization of cost in excess of book value ..........        1,702         1,559           173
                                                                           --------      --------      --------
     FFO from unconsolidated entities ................................     $ 17,504      $ 16,328      $  3,726
                                                                           ========      ========      ========


THE HOTELS -- ACTUAL

         Upscale and full service hotels like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree and Doubletree Guest Suites, and Sheraton and Sheraton Suites hotels account for 95% of the Company's Percentage Lease revenue. As a result of the renovation and rebranding of hotels, approximately 97% of Percentage Lease revenue is expected to be derived from upscale and full service hotels in 1999.

         The following tables set forth historical occupancy, average daily rate ("ADR"), and RevPAR at December 31, 1998 and 1997, and the percentage changes therein between the years presented for the Hotels in which the Company had an ownership interest at December 31, 1998. This information is presented regardless of the date of acquisition.

     Comparable Hotels

         The Company believes that, when analyzing the performance of the hotels, looking at "comparable" hotels is the most meaningful. For the DJONT hotels, "comparable" is defined to include those hotels that were owned throughout all of 1997 and 1998. This generally includes the hotels that have benefitted from the Company's renovation, redevelopment, and rebranding programs and generally excludes those hotels that are currently undergoing renovation and experiencing out-of-service rooms and suites due to their renovation. For the Bristol hotels, "comparable" excludes those hotels undergoing redevelopment during either of the comparison years and those hotels that are identified for sale.


                                                                              1998
                                                              -------------------------------------------
                                                                OCCUPANCY          ADR           RevPAR
                                                                ---------          ---           ------
                   Original Hotels .......................         73.6%         $113.59        $83.59
                   CSS Hotels ............................         73.2           125.77         92.05
                   1996 Acquisitions .....................         73.7           126.08         92.86
                   Total DJONT Comparable Hotels (A) .....         73.4           122.33         89.83

                   Original Bristol ......................         71.5            74.38         53.15
                   Holiday Acquisition ...................         73.9            87.31         64.52
                   Omaha Acquisition .....................         50.5            62.15         31.36
                   Total Bristol Comparable Hotels (B) ...         67.4            77.94         52.55

                   Total Comparable Hotels ...............         70.0%          $97.71        $68.38

                                                                              1997
                                                             ----------------------------------------
                                                              OCCUPANCY         ADR          RevPAR
                                                              ---------         ---          ------
                   Original Hotels ..........................    76.1%         $109.35        $83.17
                   CSS Hotels ...............................    73.4           115.85         85.04
                   1996 Acquisitions ........................    74.0           118.61         87.76
                   Total DJONT Comparable Hotels ............    74.3           114.77         85.27

                   Original Bristol .........................    74.2            68.76         51.00
                   Holiday Acquisition ......................    74.7            81.10         60.60
                   Omaha Acquisition ........................    46.1            59.05         27.21
                   Total Bristol Comparable Hotels ..........    67.7            72.74         49.26

                   Total Comparable Hotels ..................    70.5%          $91.37        $64.40


                                                                   CHANGE FROM 1998 VS. 1997
                                                            ---------------------------------------
                                                              OCCUPANCY         ADR        RevPAR
                                                              ---------         ---        ------
                   Original Hotels ........................    (2.5) pts.        3.9%        0.5%
                   CSS Hotels .............................    (0.2)             8.6         8.2
                   1996 Acquisitions ......................    (0.3)             6.3         5.8
                   Total DJONT Comparable Hotels...........    (0.9)             6.6         5.4

                   Original Bristol .......................    (2.7)             8.2         4.2
                   Holiday Acquisition ....................    (0.8)             7.7         6.5
                   Omaha Acquisition ......................     4.4              5.2        15.3
                   Total Bristol Comparable Hotels.........    (0.3)             7.1         6.7

                   Total Comparable Hotels ................    (0.5) pts.        6.9%        6.2%

                (A) The Original Hotels (13 hotels), CSS Hotels (18 hotels), and 1996 Acquisitions (12 hotels) are considered DJONT Comparable Hotels since these hotels were owned by the Company throughout the years ended December 31, 1998 and 1997.

                (B) Bristol Comparable Hotels excludes 39 hotels undergoing redevelopment during either 1997 or 1998, three individual hotel acquisitions, and six hotels identified for sale.

     Non-comparable Hotels

                                                             1998
                                           -------------------------------------
                                             OCCUPANCY      ADR         RevPAR
                                             ---------      ---         ------
1997 Acquisitions (A) ..................       71.0%      $ 112.11      $79.56
1998 Acquisitions (A) ..................       71.4          99.77       71.22
Bristol Non-comparable Hotels (B) ......       67.0          87.30       58.46


                                                                              1997
                                                          ---------------------------------------------
                                                            OCCUPANCY             ADR          RevPAR
                                                            ---------             ----         ------
1997 Acquisitions ..................................            71.8%        $    109.26     $  78.45
1998 Acquisitions ..................................            72.6               97.80        71.01
Bristol Non-comparable Hotels ......................            72.3               79.11        57.21


                                              CHANGE FROM 1998 VS. 1997
                                         ------------------------------------
                                           OCCUPANCY      ADR       RevPAR
                                           ---------      ---       ------
1997 Acquisitions .................         (0.8)pts.     2.6%        1.4%
1998 Acquisitions .................         (1.2)         2.0         0.3
Bristol Non-comparable Hotels .....         (5.3)        10.4         2.2

                 (A) The 1997 Acquisitions (30 hotels) and 1998 Acquisitions (13 hotels) are excluded from the DJONT Comparable Hotels because they were not owned by the Company during all of 1998 and 1997.

                 (B) The Bristol Non-comparable Hotels excludes two hotels closed during renovation and six hotels identified for sale. In the aggregate, the six hotels identified for sale had a 7.5% decline in RevPAR during 1998.

     Comparison of the Hotels' Operating Statistics for the Years Ended December 31, 1998 and 1997.

         DJONT Comparable Hotels. The DJONT Comparable Hotels' RevPAR increased 5.4% in 1998 over 1997. This improvement was driven by an increase in ADR of 6.6%, partially offset by a decrease of approximately one point in occupancy. Forty of the 43 DJONT Comparable Hotels are Embassy Suites hotels.

         The strongest performance of the DJONT Comparable Hotels came from the CSS Hotels which include 18 former Crown Sterling Suite hotels purchased in 1995 and 1996. These hotels benefitted from the Company's renovation, redevelopment, and rebranding program, under which 16 of these hotels were converted to Embassy Suites and two to Doubletree Guest Suites hotels. The renovations, redevelopments, and rebrandings were completed in 1996 and early 1997. These hotels posted RevPAR of $92.05 in 1998, an improvement of 8.2% over the 1997 RevPAR of $85.04 and an improvement of 31.4% over the 1996 RevPAR of $70.05.

         The Original Hotels include the 13 hotels acquired by the Company from 1994 through October 1996. While this group of hotels had only a modest increase in RevPAR of 0.5% over 1997, room and suite revenue in this group of hotels increased $5.8 million (6.8%). This increase in room and suite revenue resulted from the 1998 construction of 224 additional suites at three hotels.

         The 1996 Acquisitions consist of 12 hotels that the Company acquired in late 1995 and 1996. These hotels improved RevPAR performance by 5.8% over 1997. This improvement is generally attributed to the renovation and redevelopment of these hotels in 1996 and 1997.

         Bristol Comparable Hotels. The Bristol Comparable Hotels improved RevPAR by 6.7% in 1998 over 1997. This improvement was driven by higher ADR with a slight drop (0.3 pts.) in occupancy.

         The following table sets forth additional information for the Bristol Comparable Hotels:


                                                                        PERCENTAGE
                                              NUMBER       1998           CHANGE
                                             OF HOTELS     RevPAR        IN RevPAR
                                             ---------     ------        ---------
Bristol Comparable Hotels:
Holiday Inn ............................        39        $ 53.95          7.9 %
Hampton Inn ............................         8        $ 41.52         12.4 %
Fairfield Inn ..........................         5        $ 40.94          3.9 %
Harvey Hotel ...........................         4        $ 56.16         (2.4)%
Other ..................................         3        $ 60.84          7.4 %
                                                --
Total Bristol Comparable Hotels ........        59        $ 52.55          6.7 %
                                                ==

         The strongest performance in the Bristol Comparable Hotels came from the Omaha Acquisition. The Omaha Acquisition hotels include 19 hotels (nine Holiday Inn hotels, five Hampton Inn hotels, four Holiday Inn Express hotels, and one Homewood Suites hotel) acquired by Bristol in early 1998. The increase in RevPAR of 15.3% over 1997 is attributed to the change in management of these hotels to Bristol Hotels & Resorts. The Holiday Acquisition hotels (19 Holiday Inn hotels) increased RevPAR by 6.5% and the Original Bristol hotels (seven Holiday Inn and Holiday Inn Select, five Fairfield Inn, four Harvey, three Hampton Inn, and two Courtyard by Marriott hotels) increased RevPAR by 4.2%, primarily attributable to the positive impact from renovations and redevelopments in 1996.

         DJONT Non-comparable Hotels. The DJONT Non-comparable Hotels produced slight RevPAR increases which were driven by increases in ADR with a slight drop in occupancy.

         Bristol Non-comparable Hotels. The Bristol Non-comparable Hotels include eight recently renovated and rebranded Crowne Plaza hotels. These hotels produced RevPAR increases in the fourth quarter of 1998 of 14.3% over the fourth quarter of 1997. More significantly, the ADR at these eight Crowne Plaza hotels increased 20.0% in the fourth quarter of 1998 over the comparable prior year quarter.

DJONT - ACTUAL

   Comparison of the Years Ended December 31, 1998 and 1997

         Total revenues increased to $749.5 million in 1998 from $534.5 million in 1997, an increase of 40.2%. Total revenues consisted primarily of suite revenue of $ 618.1 million and $456.6 million in 1998 and 1997, respectively.

         The increase in total revenues is primarily a result of the increase in the number of hotels leased to 86 hotels at December 31, 1998 from 73 hotels at December 31, 1997. Suite revenues for the 43 hotels which were leased for all of 1998 and 1997 increased 8.0% or $19.3 million. The increase in revenues at these hotels is due primarily to improved average daily room rates of $122.33, for the year ended December 31, 1998, as compared to $114.77 for the year ended December 31, 1997.

         DJONT recorded a net income of $844,000 in 1998 compared to a net loss of $2.7 million in 1997. This improvement in operating performance is primarily attributed to improved profitability of food and beverage operations for DJONT and a decrease in percentage lease expenses as a percentage of total revenue.

         Food and beverage profits increased to 1.6% of total revenue in 1998 from 0.3% in 1997, an increase of $10.2 million. This change is attributed to the increased number of hotels leased by DJONT which have a greater emphasis on food and beverage than the traditional Embassy Suites. Food and beverage revenue, as a percentage of total revenue, increased to 10.4% in 1998 compared to 6.5% in 1997.

         Percentage lease expenses as a percentage of total revenue decreased to 39% from 41%. A portion of this change is attributed to the increase in food and beverage revenues, as a percentage of total revenues, which bear a lower percentage rent than room revenues.

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

         DJONT income before Percentage Lease rent increased in 1997 to 40.1% from 38.1% of total revenues in 1996 primarily as a result of higher revenue earned per available room. The net loss of approximately $2.7 million during 1997 was half that incurred in 1996 and resulted primarily from the one-time costs of converting the last of the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite nights lost during the year due to renovation.

RENOVATIONS, REDEVELOPMENTS AND REBRANDINGS

         The Company believes that one factor that differentiates it from other hotel companies is its commitment to making capital expenditures where necessary, to renovate, redevelop, and rebrand its Hotels. The Company approaches this in five different ways: (i) an aggressive renovation and redevelopment program as hotels are acquired to bring them up to their optimum competitive position, (ii) rebranding hotels in certain instances to improve the revenue generating capacity of the hotel, (iii) contributions of at least 4% of annual room and suite revenue for the DJONT hotels and 3% of total annual hotel revenue for the Bristol hotels (on a cumulative basis) for routine capital replacements and improvements (the "Capital Reserve"), (iv) insuring that the Lessees adhere to a proactive maintenance and repair program for the Hotels amounting to approximately 4.5% of hotel revenues, and (v) after the initial renovation and redevelopment, the construction of additional rooms and suites, meeting rooms and public areas where market conditions dictate.

     Renovation and Redevelopment Program

         In 1998, the Company and, prior to the Merger, Bristol Hotel Company completed approximately $180 million of capital improvements to approximately 40 hotels. During 1998, approximately 3% of total hotel room nights were out of service due to renovations. The Company presently expects to spend an additional $160 million in capital improvements to 56 hotels during 1999 and expects that approximately 3% of total room nights again will be out of service due to renovation.

         Rebranding

         In 1998 the Company rebranded 16 hotels as follows:

   PRIOR BRAND                   NEW BRAND                     LOCATION
   -----------                   ---------                     --------
Hilton                          Crowne Plaza              Secaucus, New Jersey
Holiday Inn                     Crowne Plaza              Hartford, Connecticut
Holiday Inn                     Crowne Plaza              San Francisco, California
Holiday Inn                     Crowne Plaza              Houston, Texas
Holiday Inn Select              Crowne Plaza              Greenville, South Carolina
Holiday Inn Select              Crowne Plaza              Miami, Florida
Holiday Inn Select              Crowne Plaza              Philadelphia, Pennsylvania
Harvey Hotel                    Crowne Plaza              Atlanta, Georgia
Harvey Hotel                    Crowne Plaza              Dallas, Texas
Harvey Hotel                    Crowne Plaza              Addison, Texas
Bristol Suites                  Crowne Plaza Suites       Dallas, Texas
Doubletree Guest Suites         Sheraton Suites           Ft. Lauderdale, Florida
Doubletree Guest Suites         Sheraton Suites           Lexington, Kentucky
Sheraton                        Westin                    Dallas, Texas
Radisson                        Sheraton                  Dallas, Texas
Harvey Suites                   Holiday Inn & Suites      Houston, Texas

         In 1999, the Company expects to rebrand four Holiday Inn hotels and one independent hotel as Crowne Plaza hotels, four Doubletree Guest Suites hotels to Embassy Suites hotels, and one Radisson hotel to a Doubletree hotel.

     Room Additions

         During 1998, the Company completed construction of an aggregate of 224 suites at its Embassy Suites hotels in Jacksonville (67) and Orlando (North)
(67), Florida, and New Orleans (90), Louisiana.

CAPITAL RESERVE

         It is the Company's policy to contribute a minimum of 4% of room and suite revenue from the DJONT leased hotels and 3% of total hotel revenue from the Bristol leased hotels to the Capital Reserve account in order to provide funds for necessary ongoing capital replacements and improvements after the initial renovation or upgrade. During 1998 approximately $40 million was spent on such replacements and improvements, in addition to the $180 million spent under the Renovation and Redevelopment Program described above.

REPAIRS AND MAINTENANCE

     During the year ended December 31, 1998, approximately $36.4 million and $32.0 million were spent by the Lessees on routine repairs and maintenance at the Hotels leased by DJONT and Bristol, respectively. This represents approximately 4.7% of total hotel revenues.

LIQUIDITY AND CAPITAL RESOURCES

         FelCor's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the year ended December 31, 1998, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $192.6 million and Funds From Operations was $217.4 million.

         The Lessees' obligations under the Percentage Leases are largely unsecured. The Lessees have limited capital resources, and, accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels. At December 31, 1998, the Lessees had paid all amounts then due the Company under the Percentage Leases.

         During 1998 and 1997, DJONT realized net income of approximately $0.8 million and a net loss of $2.7 million. At December 31, 1998, DJONT had a cumulative shareholders' deficit of approximately $8.2 million. The losses in 1997 resulted primarily from the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite nights lost during the year due to renovation. It is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive shareholders' equity is restored. It is anticipated that DJONT's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases.

     Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations when due under the respective Percentage Leases relating to a total of 34 of the Hotels. No such loans were outstanding at December 31, 1998.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases. As an additional credit enhancement, the Bristol Lessees obtained a letter of credit (the "Letter of Credit") issued by Bankers Trust Company for the benefit of the Company in the original amount of $20 million. This Letter of Credit is subject to periodic reductions upon satisfaction of certain conditions and is required to be maintained until July 27, 1999. For the period from July 28, 1998 (inception of operations) through December 31, 1998, Bristol earned $2.6 million of net income and at December 31, 1998, had stockholders' equity of $35.4 million.

         The Company may acquire additional hotels and may incur indebtedness to make such acquisitions or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

         At December 31, 1998, the Company had $34.7 million of cash and cash equivalents and had utilized $736 million under its $850 million unsecured revolving Line of Credit.

         The following details the Company's debt outstanding at December 31, 1998 and 1997 (in thousands):

                                                                                                        DECEMBER 31,
                                                                                                --------------------------
                                   COLLATERAL          INTEREST RATE          MATURITY DATE         1998          1997
                                   ----------          -------------          -------------         ----          ----
FLOATING RATE DEBT:
   Line of credit                      Unsecured          LIBOR + 150bp        June 2001        $     411,000  $    61,000
   Term loan                           Unsecured          LIBOR + 150bp        December 1999          250,000
   Other                               Unsecured       Up to LIBOR + 150bp     Various                 34,750       25,650
                                                                                                -------------  -----------
Total floating rate debt                                                                              695,750       86,650
                                                                                                -------------  -----------

FIXED RATE DEBT:
   Line of credit                      Unsecured              7.27%            June 2001              325,000       75,000
   Publicly-traded term notes          Unsecured              7.38%            October 2004           174,249      174,116
   Publicly-traded term notes          Unsecured              7.63%            October 2007           124,122      124,029
   Mortgage debt                       15 hotels              7.24%            November 2007          145,062
   Mortgage debt                        3 hotels              6.97%            December 2002           43,836
   Other                               13 hotels          6.96% - 7.23%        2000 - 2005             86,715       17,024
                                                                                                -------------  -----------
Total fixed rate debt                                                                                 898,984      390,169
                                                                                                -------------  -----------
         Total debt                                                                             $   1,594,734  $   476,819
                                                                                                =============  ===========

     The Company is currently seeking to refinance the $250 million term loan that matures on December 31, 1999.

         The Line of Credit and the Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 1998, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Term Loan. Most of the collateralized borrowings are nonrecourse to the Company (with certain exceptions) and contain provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the collateralized borrowings are prepayable, however approximately $43.8 million is not subject to any prepayment penalty, yield maintenance, or defeasance obligation. The remaining collateralized borrowings are subject to various prepayment penalties, yield maintenance, or defeasance obligations.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at December 31, 1998, are summarized in the following table:

                                                               SWAP RATE
                                                               RECEIVED
                          SWAP RATE          EFFECTIVE      (VARIABLE) AT            SWAP
NOTIONAL AMOUNT          PAID (FIXED)        FIXED RATE        12/31/98             MATURITY
---------------          ------------        ----------    ----------------     ---------------
$  50 million              6.11125%           7.61125%          5.33501%         October 1999
$  25 million              5.95500%           7.45500%          5.20000%         November 1999
$  25 million              5.55800%           7.05800%          5.54656%         July 2001
$  25 million              5.54800%           7.04800%          5.54656%         July 2001
$  75 million              5.55500%           7.05500%          5.54656%         July 2001
$ 100 million              5.79600%           7.29600%          5.54656%         July 2003
$  25 million              5.82600%           7.32600%          5.54656%         July 2003
-------------
$ 325 million
=============


         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company and have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

         To provide for additional financing flexibility, the Company has approximately $946 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

         The Company's cash flow from financing activities of approximately $375.1 million for the year ended December 31, 1998 resulted primarily from the sale of 5.75 million depositary shares, representing 57,500 shares of FelCor's 9% Series B Cumulative Redeemable Preferred Stock, with net proceeds of $139.1 million and net borrowings by the Company of $354.5 million, partially offset by distributions paid to common shareholders, preferred shareholders and limited partners of $122.4 million.

INFLATION

         Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the Lessees' ability to raise room rates.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue, particularly during the fourth quarter, to the extent that it receives Percentage Rent. To the extent cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize cash on hand or borrowings under the Line of Credit to make distributions to its equity holders.

THE YEAR 2000 ISSUE

         The year 2000 issue relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs the year 2000 may be incorrectly identified as the year 1900, which could result in a system failure or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements, or engage in other normal business activities.

         The Company believes that its efforts to identify and resolve the year 2000 issues will avoid a major disruption of its business. The Company has assessed its internal computer systems and believes that they will properly utilize dates beyond December 31, 1999.

         The Hotels owned by the Company are in various stages of identifying both computer and noninformation technology systems to determine if they are year 2000 compliant, including embedded systems that operate elevators, phone systems, energy maintenance systems, security systems, and other systems. The assessments, which have not been completed at this date, are scheduled to be completed by the end of the first quarter of 1999. Most of the upgrades to make a hotel year 2000 compliant had been anticipated as part of the Renovation and Redevelopment Program that the Company generally undertakes upon acquisition of a hotel.

         The Company currently anticipates that the total cost to remediate all hotel year 2000 issues to be approximately $8 million, which is included in the Company's 1999 capital plans.

         The Company has requested and received assurances from the managers of the Hotels, the franchisors of the Hotels and the Lessees, that they have implemented appropriate steps to insure that they will avoid a major disruption of business due to year 2000 issues.

         Concurrent with the assessment of the year 2000 issue, the Company and its hotel managers and Lessees are developing contingency plans intended to mitigate the possible disruption in business operations that may result from year 2000 issues and are developing cost estimates for such plans. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Portions of this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. A number of important factors which, among others, could adversely affect the ability of the Company to meet its current expectations are disclosed in conjunction with the forward-looking statements and under "Cautionary Factors That May Affect Future Results" in Item 1 of this Annual Report on Form 10-K ("Cautionary Statements"). Subsequent written and oral forward-looking statements made by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that, upon implementation, FAS No. 133 will not have a material impact on the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to FelCor is incorporated herein by reference to the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Included herein beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information about the Directors and Executive Officers of FelCor is incorporated herein by reference to the discussion under "Election of Directors" in FelCor's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         Information about executive compensation is incorporated herein by reference to the discussion under "Election of Directors" in FelCor's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information about the security ownership of certain beneficial owners and management of FelCor is incorporated herein by reference to the discussion under "Election of Directors" in FelCor's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information about certain relationships and related transactions is incorporated herein by reference to the discussion under "Election of Directors" in FelCor's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

         Included herein at pages F-1 through F-36.

             2. Financial Statement Schedules

         The following financial statement schedule is included herein at page F-25.

             Schedule III - Real Estate and Accumulated Depreciation for FelCor Lodging Trust Incorporated

         All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

             3. Exhibits

         The following exhibits are filed as part of this Annual Report on Form 10-K:

   EXHIBIT
   NUMBER                      DESCRIPTION OF EXHIBIT
   -------                     ----------------------
         2.1        -      Agreement and Plan of Merger by and between the
                           Registrant and Bristol Hotel Company ("Bristol")
                           dated as of March 23, 1998 (filed as Exhibit 2.1 to
                           the Registrant's Form 8-K dated April 23, 1998, and
                           incorporated herein by reference).

         3.1        -      Articles of Amendment and Restatement dated June 22,
                           1995, amending and restating the Charter of the
                           Registrant, as amended or supplemented by Articles of
                           Merger dated June 23, 1995, Articles Supplementary
                           dated April 30, 1996, Articles of Amendment dated
                           August 8, 1996, Articles of Amendment dated June 16,
                           1997, Articles of Amendment dated October 30, 1997,
                           Articles Supplementary dated May 6, 1998, Articles of
                           Merger and Articles of Amendment dated July 27, 1998,
                           and Certificate of Correction dated March __, 1999.

         3.2        -      Bylaws of the Registrant, as amended (filed as
                           Exhibit 3.2 to the Registrant's Registration
                           Statement on Form S-11 (File No. 333-98332) and
                           incorporated herein by reference).

         4.1        -      Form of Share Certificate for Common Stock (filed
                           as Exhibit 4.1 to the Registrant's Form 10-Q for the
                           quarter ended June 30, 1996, and incorporated herein
                           by reference).

         4.2        -      Form of Share Certificate for $1.95 Series A
                           Cumulative Convertible Preferred Stock (filed as
                           Exhibit 4.4 to the Registrant's Form 8-K dated May 1,
                           1996, and incorporated herein by reference).

         4.3        -      Form of Share Certificate for 9% Series B
                           Cumulative Redeemable Preferred Stock (filed as
                           Exhibit 4.5 to the Registrant's Form 8-K dated May
                           29, 1998, and incorporated herein by reference).

         4.4        -      Deposit Agreement dated April 30, 1998, between the
                           Registrant and SunTrust Bank, Atlanta, as preferred
                           share depositary (filed as Exhibit 4.6 to the
                           Registrant's Form 8-K dated May 29, 1998, and
                           incorporated herein by reference).

         4.5        -      Form of Depositary Receipt evidencing the
                           Depositary Shares (filed as Exhibit 4.7 to the
                           Registrant's Form 8-K dated May 29, 1998, and
                           incorporated herein by reference).

         4.6        -      Indenture dated as of April 22, 1996 by and between
                           the Registrant and Sun Trust Bank, Atlanta, Georgia,
                           as Trustee (filed as Exhibit 4.2 to the Registrant's
                           Form 8-K dated May 1, 1996 and incorporated herein by
                           reference).

         4.7        -      Indenture dated as of October 1, 1997 by and among
                           FelCor Lodging Limited Partnership, formerly FelCor
                           Suites Limited Partnership (the "Partnership"), the
                           Registrant, the Subsidiary Guarantors named therein
                           and SunTrust Bank, Atlanta, Georgia, as Trustee
                           (filed as Exhibit 4.1 to the Registration Statement
                           on Form S-4 (file No. 333-39595) and the other
                           co-registrants named therein and incorporated herein
                           by reference).

         4.7.1      -      First Amendment to Indenture dated as of February
                           5, 1998 by and among Registrant, the Partnership, the
                           Subsidiary Guarantors named therein and SunTrust
                           Bank, Atlanta, Georgia, as Trustee (filed as Exhibit
                           4.2 to the Registrant's Registration Statement on
                           Form S-4 (File No. 333-39595) and incorporated herein
                           by reference).

         4.7.2      -      Second Amendment to Indenture and First
                           Supplemental Indenture dated as of December 30, 1998,
                           by and among Registrant, the Partnership, the
                           Subsidiary Guarantors named therein and SunTrust
                           Bank, Atlanta, Georgia, as Trustee.

         10.1       -      Amended and Restated Agreement of Limited
                           Partnership of the Partnership (filed as Exhibit 10.1
                           to the Registrant's Annual Report on Form 10-K/A
                           Amendment No. 1 for the fiscal year ended December
                           31, 1994 (the "1994 10-K/A") and incorporated herein
                           by reference).

         10.1.1     -      First Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           November 17, 1995 by and among the Registrant, Promus
                           Hotels, Inc. and all of the persons or entities who
                           are or shall in the future become of the limited
                           partners of the Partnership (filed as Exhibit 10.1.1
                           to the Registrant's Annual Report on Form 10-K, as
                           amended, for the fiscal year ended December 31, 1995
                           (the "1995 10-K") and incorporated herein by
                           reference).

         10.1.2     -      Second Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           January 9, 1996 between the Registrant and all of the
                           persons or entities who are or shall in the future
                           become limited partners of the Partnership (filed as
                           Exhibit 10.1.2 to the 1995 10-K and incorporated
                           herein by reference).

         10.1.3     -      Third Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           January 10, 1996 by and among the Registrant,
                           MarRay-LexGreen, Inc. and all of the persons and
                           entities who are or shall in the future become
                           limited partners of the Partnership (filed as Exhibit
                           10.1.3 to the 1995 10-K and incorporated herein by
                           reference).

         10.1.4     -      Fourth Amendment to the Amended and Restated
                           Agreement of Limited Partnership of the Partnership
                           dated as of January 10, 1996 by and among the
                           Registrant, Piscataway-Centennial Associates Limited
                           Partnership and all of the persons or entities who
                           are or shall in the future become limited partners of
                           the Partnership (filed as Exhibit 10.1.4 to the 1995
                           10-K and incorporated herein by reference).

         10.1.5     -      Fifth Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           May 2, 1996, between the Registrant and all of the
                           persons or entities who are or shall in the future
                           become limited partners of the Partnership, adopting
                           Addendum No. 2 to Amended and Restated Agreement of
                           Limited Partnership of the Partnership dated as of
                           May 2, 1996 (filed as Exhibit 10.1.5 to the Form 10-Q
                           for the quarter ended June 30, 1996, and incorporated
                           herein by reference).

         10.1.6     -      Sixth Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           September 16, 1996, by and among the Registrant, John
                           B. Urbahns, II and all of the persons or entities who
                           are or shall in the future become limited partners of
                           the Partnership (filed as Exhibit 10.1.6 to the
                           Registrant's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 1996, and incorporated
                           herein by reference).

         10.1.7     -      Seventh Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           May 16, 1997, by and among the Registrant, PMB
                           Associates, Ltd. and all of the persons or entities
                           who are or shall in the future become limited
                           partners of the Partnership (filed as Exhibit 10.1.7
                           to the Registrant's Annual Report on Form 10-K for
                           the fiscal year ended December 31, 1997, and
                           incorporated herein by reference).

         10.1.8     -      Eighth Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           February 6, 1998, by and among the Registrant,
                           Columbus/Front Ltd. and all of the persons or
                           entities who are or shall in the future become
                           limited partners of the Partnership (filed as Exhibit
                           10.1.8 to the Registrant's Annual Report on Form 10-K
                           for the fiscal year ended December 31, 1997, and
                           incorporated herein by reference).

         10.1.9     -      Ninth Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           May 1, 1998, between the Registrant and all of the
                           persons or entities who are or shall in the future
                           become limited partners of the Partnership, adopting
                           Addendum No. 3 to Amended and Restated Agreement of
                           Limited Partnership dated as of May 1, 1998 (filed as
                           Exhibit 10.1.9 to the Registrant's Form 8-K dated May
                           29, 1998, and incorporated herein by reference).

         10.1.10    -      Tenth Amendment to Amended and Restated Agreement of
                           Limited Partnership of the Partnership dated as of
                           June 22, 1998, by and among the Registrant, Schenley
                           Hotel Associates, and all of the persons or entities
                           who are or shall in the future become limited
                           partners of the Partnership (filed as Exhibit 10.1.10
                           to the Registrant's Form 10-Q for the quarter ended
                           October 30, 1998, and incorporated herein by
                           reference).

         10.1.11    -      Eleventh Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           July 28, 1998, between the Registrant and all of the
                           persons or entities who are or shall in the future
                           become limited partners of the Partnership, changing
                           the name of the Partnership to "FelCor Lodging
                           Limited Partnership" (filed as Exhibit 10.1.11 to the
                           Registrant's Form 10-Q for the quarter ended October
                           30, 1998, and incorporated herein by reference).

         10.1.12    -      Twelfth Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           December 29, 1998, between the Registrant and all of
                           the persons or entities who are or shall in the
                           future become limited partners of the Partnership,
                           amending certain provisions of the Partnership
                           Agreement.

         10.1.13    -      Thirteenth Amendment to Amended and Restated
                           Agreement of Limited Partnership of the Partnership
                           dated as of December 31, 1998, by and between the
                           Registrant, FelCor Nevada Holdings, L.L.C. and all of
                           the persons or entities who are or shall in the
                           future become limited partners of the Partnership.

         10.1.14    -      Fourteenth Amendment to Amended and Restated
                           Agreement of Limited Partnership of the Partnership
                           dated as of March 1, 1999, by and among the
                           Registrant, Huie Properties, Ltd., and all of the
                           persons or entities who are or shall in the future
                           become limited partners of the Partnership.

         10.2       -      Form of Lease Agreement between the Partnership as
                           Lessor and DJONT Operations, L.L.C. or its
                           subsidiaries ("DJONT") as Lessee (filed as Exhibit
                           10.2.1 to the 1995 10-K and incorporated herein by
                           reference).

         10.2.1     -      Omnibus Lease Amendment Agreement dated as of June
                           30, 1998 among the Registrant, the Partnership and
                           DJONT to clarify the meaning of Article III of the
                           lease as represented by the actual course of dealing
                           between lessors and lessees under such leases (filed
                           as Exhibit 10.19 to the Registrant's Form 10-Q for
                           the quarter ended June 30, 1998, and incorporated
                           herein by reference).

         10.3       -      Form of Lease Agreement between the Partnership as
                           Lessor and a subsidiary of Bristol Hotels & Resorts
                           ("BHR") as Lessee (the "Bristol Lease Agreement").

         10.3.1     -      Amended and Restated Master Hotel Agreement dated
                           as of July 27, 1998 among the Registrant, the
                           Partnership, BHR and the lessors and lessees named
                           therein (filed as Exhibit 10.17 to the Registrant's
                           Form 8-K dated August 10, 1998, and incorporated
                           herein by reference).

         10.4       -      Employment Agreement dated as of July 28, 1994
                           between the Registrant and Hervey A. Feldman (filed
                           as Exhibit 10.7 to the 1994 10-K/A and incorporated
                           herein by reference).

         10.5       -      Employment Agreement dated as of July 28, 1994
                           between the Registrant and Thomas J. Corcoran, Jr.
                           (filed as Exhibit 10.8 to the 1994 10-K/A and
                           incorporated herein by reference).

         10.6       -      Restricted Stock and Stock Option Plan of the
                           Registrant (filed as Exhibit 10.9 to the 1994 10-K/A
                           and incorporated herein by reference).

         10.7       -      Savings and Investment Plan of the Registrant
                           (filed as Exhibit 10.10 to the 1994 10-K/A and
                           incorporated herein by reference).

         10.8       -      1995 Restricted Stock and Stock Option Plan of the
                           Registrant (filed as Exhibit 10.9.2 to the 1995 10-K
                           and incorporated herein by reference).

         10.9       -      Non-Qualified Deferred Compensation Plan (filed as
                           Exhibit 4 to the Registrant's Registration Statement
                           on Form S-8 (File No. 333-69869) and incorporated
                           herein by reference).

         10.10      -      1998 Restricted Stock and Stock Option Plan (filed
                           as Exhibit 4.2 to the Registrant's Registration
                           Statement on Form S-8 (File No. 333-66041) and
                           incorporated herein by reference).

         10.11      -      Second Amended and Restated 1995 Equity Incentive
                           Plan (filed as Exhibit 99.1 to the Registrant's
                           Post-Effective Amendment on Form S-3 to Form S-4
                           Registration Statement (File No. 333-50509) and
                           incorporated herein by reference).

         10.12      -      Amended and Restated Stock Option Plan for
                           Non-Employee Directors (filed as Exhibit 99.2 to the
                           Registrant's Post-Effective Amendment on Form S-3 to
                           Form S-4 Registration Statement (File No. 333-50509)
                           and incorporated herein by reference).

         10.13      -      Form of Severance Agreement for executive officers
                           and certain key employees of the Registrant.

         10.14      -      Agreement dated as of April 15, 1995 among the
                           Registrant, the Partnership, FelCor, Inc., Thomas J.
                           Corcoran, Jr. and Hervey A. Feldman relating to
                           purchase of securities (filed as Exhibit 10.15 to the
                           Registration Statement on Form S-11 (File No.
                           33-91870) and incorporated herein by reference).

         10.15      -      Credit Agreement dated as of February 6, 1996 by
                           and among the Partnership, as borrower, Holdings and
                           the Registrant, as guarantors, and Canadian Imperial
                           Bank of Commerce, as agent (filed as Exhibit 10.30 to
                           the Registrant's Form 8-K dated May 1, 1996, and
                           incorporated herein by reference).

         10.16      -      Voting and Cooperation Agreement dated as of March
                           23, 1998 among Registrant, Bristol, Bass America
                           Inc., Holiday Corporation and United/Harvey Holdings,
                           L.P. (filed as Exhibit 99.7 to the Registrant's
                           Registration Statement on Form S-4 (File No.
                           333-50509) and incorporated herein by reference).


                                      -49

         10.17      -      Spin-Off Agreement dated as of March 23, 1998 among
                           Bristol, Bristol Hotel Management Corporation and
                           Bristol Hotel and Resorts, Inc., as agreed to by
                           Registrant (filed as Exhibit 99.8 to the Registrant's
                           Registration Statement on Form S-4 (File No.
                           333-50509) and incorporated herein by reference).

         10.18      -      Stockholders' and Registration Rights Agreement
                           dated as of July 27, 1998 by and among Registrant,
                           Bass America, Inc., Holiday Corporation, Bass plc,
                           United/Harvey Investors I, L.P., United/Harvey
                           Investors II, L.P., United/Harvey Investors III,
                           L.P., United/Harvey Investors IV, L.P., and
                           United/Harvey Investors V, L.P. (filed as Exhibit
                           10.18 to the Registrant's Form 8-K dated August 10,
                           1998, and incorporated herein by reference).

         10.19      -      Fourth Amended and Restated Revolving Credit
                           Agreement dated as of July 1, 1998 among Registrant
                           and the Partnership, as Borrower, the Lenders party
                           thereto, The Chase Manhattan Bank, as Administrative
                           Agent, Chase Securities, Inc. as Arranger, and
                           Bankers Trust Company, NationsBank, N.A. and Wells
                           Fargo Bank, National Association as Co-Arrangers and
                           Documentation Agents (filed as Exhibit 10.14 to the
                           Registrant's Form 8-K dated August 10, 1998 and
                           incorporated herein by reference).

         10.20      -      Loan Agreement dated as of October 10, 1997 among
                           Bristol Lodging Company, Bristol Lodging Holding
                           Company, Nomura Asset Capital Corporation as
                           administrative agent and collateral agent for Lenders
                           and Bankers Trust Company as co-agent for Lenders
                           (filed as Exhibit 10.10 to the Bristol Hotel Company
                           Annual report on Form 10-K for the year ended
                           December 31, 1997 and incorporated herein by
                           reference).

         21.1       -     List of Subsidiaries of the Registrant.

         23.1       -     Consent of PricewaterhouseCoopers LLP

         27         -     Financial Data Schedule.


         (b) Reports on Form 8-K.

           Registrant did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FELCOR LODGING TRUST INCORPORATED




                               By:          /s/ RANDALL L. CHURCHEY
                                   --------------------------------------------
                                              Randall L. Churchey
                               Senior Vice President and Chief Financial Officer


Date:    March 29, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       DATE                                     SIGNATURE
       ----                                     ---------

                         /s/ DONALD J. MC NAMARA
  March 29, 1999         ------------------------------------------------------
                                           Donald J. McNamara
                                   Chairman of the Board and Director

                         /s/ THOMAS J. CORCORAN, JR.
  March 29, 1999         ------------------------------------------------------
                                         Thomas J. Corcoran, Jr.
                            President and Director (Chief Executive Officer)

                         /s/ RANDALL L. CHURCHEY
  March 29, 1999         ------------------------------------------------------
                                          Randall L. Churchey
                             Senior Vice President (Chief Financial Officer)

                         /s/ LESTER C. JOHNSON
  March 29, 1999         ------------------------------------------------------
                                            Lester C. Johnson
                                      Vice President and Controller
                                     (Principal Accounting Officer)

                         /s/ RICHARD S. ELLWOOD
  March 29, 1999         ------------------------------------------------------
                                      Richard S. Ellwood, Director

                         /s/ RICHARD O. JACOBSON
  March 29, 1999         ------------------------------------------------------
                                      Richard O. Jacobson, Director

                         /s/ CHARLES A. LEDSINGER, JR.
  March 29, 1999         ------------------------------------------------------
                                   Charles A. Ledsinger, Jr., Director

                         /s/ ROBERT H. LUTZ, JR.
  March 29, 1999         ------------------------------------------------------
                                      Robert H. Lutz, Jr., Director

                         /s/ CHARLES N. MATHEWSON
  March 29, 1999         ------------------------------------------------------
                                     Charles N. Mathewson, Director

                         /s/ THOMAS A. MC CHRISTY
  March 29, 1999         ------------------------------------------------------
                                      Thomas A. McChristy, Director

                         /s/ RICHARD C. NORTH
  March 29, 1999         ------------------------------------------------------
                                       Richard C. North, Director

                         /s/  MICHAEL D. ROSE
  March 29, 1999         ------------------------------------------------------
                                        Michael D. Rose, Director

                       FELCOR LODGING TRUST INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION


                       FELCOR LODGING TRUST INCORPORATED

Report of Independent Accountants ..............................................         F-2
Consolidated Balance Sheets - December 31, 1998 and 1997 .......................         F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996 .............................................         F-4
Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1998, 1997 and 1996 .............................................         F-5
Consolidated Statements of Cash Flows for the years ended December
  31, 1998, 1997 and 1996 ......................................................         F-6
Notes to Consolidated Financial Statements .....................................         F-7
Report of Independent Accountants ..............................................        F-24
Schedule III - Real Estate and Accumulated Depreciation as of December
  31, 1998 .....................................................................        F-25

                            DJONT OPERATIONS, L.L.C

Report of Independent Accountants ..............................................        F-29
Consolidated Balance Sheets - December 31, 1998 and 1997 .......................        F-30
Consolidated Statements of Operations for the years ended December
  31, 1998, 1997 and 1996 ......................................................        F-31
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1998, 1997 and 1996 ..............................................        F-32
Consolidated Statements of Cash Flows for the years ended December 31,
  1998, 1997 and 1996 ..........................................................        F-33
Notes to Consolidated Financial Statements .....................................        F-34

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Trust Incorporated at December 31, 1998 and 1997, and the consolidated results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996, respectively, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Dallas, Texas
February 2, 1999

                       FELCOR LODGING TRUST INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                 1998                1997
                                                                                             -----------         -----------
Investment in hotels, net of accumulated depreciation of
   $178,072 in 1998 and  $87,400 in 1997 ............................................        $ 3,964,484         $ 1,489,764
Investment in unconsolidated entities ...............................................            136,069             132,991
Cash and cash equivalents ...........................................................             34,692              17,543
Due from Lessees ....................................................................             21,943              18,908
Deferred expenses, net of accumulated amortization of
   $2,096 in 1998 and $1,987 in 1997 ................................................             10,041              10,593
Other assets
                                                                                                   8,154               3,565
                                                                                             -----------         -----------
       Total assets .................................................................        $ 4,175,383         $ 1,673,364
                                                                                             ===========         ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Debt, net of discount of $1,628 in 1998 and $1,855 in 1997 ..........................        $ 1,594,734         $   476,819
Distributions payable ...............................................................             67,262              24,671
Accrued expenses and other liabilities ..............................................             57,312              11,331
Minority interest in Operating Partnership, 2,939 and 2,900 units issued
   and outstanding at December 31, 1998 and 1997, respectively ......................             87,353              73,451
Minority interest in other partnerships..............................................             51,105               8,594
                                                                                             -----------         -----------
Total liabilities ...................................................................          1,857,766             594,866
                                                                                             -----------         -----------

Commitments and contingencies (Notes 6 and 9)

Shareholders' equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
   Series A Cumulative Preferred Stock, 6,050 shares issued and outstanding .........            151,250             151,250
   Series B Redeemable Preferred Stock, 58 shares issued and outstanding ............            143,750
Common stock, $.01 par value, 200,000 shares authorized, 69,284 and
   37,802 shares issued at December 31, 1998 and 1997, respectively .................                693                 378
Additional paid-in capital ..........................................................          2,142,250           1,001,747
Distributions in excess of earnings .................................................            (78,839)            (33,771)
                                                                                             -----------         -----------
                                                                                               2,359,104           1,119,604

Less: Common stock in treasury, at cost, 1,213 and 1,200 shares
   at December 31, 1998 and 1997, respectively ......................................            (41,487)            (41,106)
                                                                                             -----------         -----------
        Total shareholders' equity ..................................................          2,317,617           1,078,498
                                                                                             -----------         -----------
        Total liabilities and shareholders' equity ..................................        $ 4,175,383         $ 1,673,364
                                                                                             ===========         ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING TRUST INCORPORATED


           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                       DECEMBER 31, 1998, 1997, AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 1998              1997              1996
                                                                              ---------         ---------         ---------
Revenues:
Percentage lease revenue .............................................        $ 328,923         $ 169,114         $  97,950
Equity in income from unconsolidated entities ........................            7,017             6,963             2,010
Other revenue ........................................................            4,154               574               984
                                                                              ---------         ---------         ---------
                     Total revenues ..................................          340,094           176,651           100,944
                                                                              ---------         ---------         ---------

Expenses:
General and administrative ...........................................            5,254             3,743             1,819
Depreciation .........................................................           90,835            50,798            26,544
Taxes, insurance, and other ..........................................           45,288            23,093            13,897
Interest expense .....................................................           73,182            28,792             9,803
Minority interest in Operating  Partnership ..........................            6,500             5,817             5,590
Minority interest in other partnerships ..............................            1,121               573
                                                                              ---------         ---------         ---------
                     Total  expenses .................................          222,180           112,816            57,653
                                                                              ---------         ---------         ---------

Income before extraordinary charge ...................................          117,914            63,835            43,291

Extraordinary charge from write off of deferred financing fees .......            3,075               185             2,354
                                                                              ---------         ---------         ---------

Net income ...........................................................          114,839            63,650            40,937

Preferred dividends ..................................................           21,423            11,797             7,734
                                                                              ---------         ---------         ---------

Net income applicable to common shareholders .........................        $  93,416         $  51,853         $  33,203
                                                                              =========         =========         =========
Per common share data:
   Basic:
      Income applicable to common shareholders
          before extraordinary charge ................................        $    1.93         $    1.67         $    1.54
      Extraordinary charge ...........................................            (0.06)            (0.01)            (0.10)
                                                                              ---------         ---------         ---------

      Net income applicable to common shareholders ...................        $    1.87         $    1.66         $    1.44
                                                                              =========         =========         =========
      Weighted average common shares outstanding .....................           49,968            31,269            23,023

   Diluted:
      Income applicable to common shareholders
          before extraordinary charge ................................        $    1.92         $    1.65         $    1.53
      Extraordinary charge ...........................................            (0.06)            (0.01)            (0.10)
                                                                              ---------         ---------         ---------

      Net income applicable to common shareholders ...................        $    1.86         $    1.64         $    1.43
                                                                              =========         =========         =========
      Weighted average common shares outstanding .....................           50,314            31,610            23,218


       The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING TRUST INCORPORATED


                       FELCOR LODGING TRUST INCORPORATED
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)




                                                          COMMON STOCK
                                                        ----------------
                                                        NUMBER              ADDITIONAL   DISTRIBUTIONS                    TOTAL
                                             PREFERRED    OF                 PAID-IN      IN EXCESS OF   TREASURY      SHAREHOLDERS'
                                               STOCK    SHARES    AMOUNT     CAPITAL       EARNINGS       STOCK           EQUITY
                                             ---------  ------    ------    ---------       -------     ----------     ------------
BALANCE AT DECEMBER 31, 1995                            21,135      $211   $   463,051   $   (1,876)                    $  461,386

Issuance of common shares, net of
   offering expenses                                     2,367        24        51,457                                      51,481

Allocation to minority interest                                                 (3,882)                                     (3,882)

Issuance of Series A preferred
   stock, net of offering expenses            $151,250                          (6,998)                                    144,252

Distributions/dividends declared:
   $1.92 per common share                                                                   (44,514)                       (44,514)
   $1.2783 per preferred share                                                               (7,734)                        (7,734)
Net income                                                                                   40,937                         40,937
                                              --------  ------      ----   -----------   ----------                     ----------

BALANCE AT DECEMBER 31, 1996                   151,250  23,502       235       503,628      (13,187)                       641,926

Issuance of common shares, net of
   offering expenses                                    14,300       143       505,671                                     505,814

Allocation to minority interest                                                 (7,552)                                     (7,552)

Repurchase of common shares
   held in treasury                                                                                       $ (41,106)       (41,106)

Distributions/dividends declared:
   $2.10 per common share                                                                   (72,437)                       (72,437)
   $1.95 per preferred share                                                                (11,797)                       (11,797)

Net income                                                                                   63,650                         63,650
                                             ---------  ------      ----   -----------   ----------       ---------     ----------

BALANCE AT DECEMBER 31, 1997                   151,250  37,802       378     1,001,747      (33,771)        (41,106)     1,078,498

Issuance of common shares, net of
   offering expenses                                    31,482       315     1,151,038                                   1,151,353

Forfeiture of restricted common stock awards                                                                   (381)          (381)


Allocation to minority interest                                                 (5,848)                                     (5,848)

Issuance of Series B preferred
   stock, net of offering expenses             143,750                          (4,687)                                    139,063

Distributions/dividends declared:
   $2.545 per common share                                                                 (138,484)                      (138,484)
   $2.157 per Series A preferred share                                                      (13,050)                       (13,050)
   $1.44 per Series B depositary preferred
     share                                                                                   (8,373)                        (8,373)

Net income                                                                                  114,839                        114,839
                                             ---------  ------      ----   -----------   ----------       ---------     ----------
BALANCE AT DECEMBER 31, 1998                 $ 295,000  69,284      $693   $ 2,142,250   $  (78,839)      $ (41,487)    $2,317,617
                                             =========  ======      ====   ===========   ==========       =========     ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING TRUST INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                                              1998           1997           1996
                                                                          -----------    -----------    -----------
Cash flows from operating activities:
     Net income .......................................................   $   114,839    $    63,650    $    40,937
     Adjustments to reconcile net income to net cash provided
        by operating activities:
          Gain on sale of assets ......................................          (477)
        Depreciation ..................................................        90,835         50,798         26,544
        Amortization of deferred financing fees and organization costs          1,985          1,468            554
        Amortization of unearned officers' and directors' compensation            830          1,017            506
        Equity in income from unconsolidated entities .................        (7,017)        (6,963)        (2,010)
        Extraordinary charge for write off of deferred financing fees .         3,075            185          2,354
        Minority interest in Operating Partnership ....................         6,500          5,817          5,590
        Minority interest in other partnerships .......................         1,121            573
     Changes in assets and liabilities, net of effects of acquisitions:
        Due from Lessees ..............................................        (3,035)       (13,382)        (3,130)
        Deferred financing fees .......................................        (4,348)        (8,825)        (4,484)
        Other assets ..................................................          (602)        (1,175)           353
        Accrued expenses and other liabilities ........................       (11,123)         4,315            280
                                                                          -----------    -----------    -----------
                  Net cash flow provided by operating activities ......       192,583         97,478         67,494
                                                                          -----------    -----------    -----------
Cash flows used in investing activities:
        Acquisition of hotels .........................................      (326,276)      (574,100)      (365,907)
        Acquisition of unconsolidated entities ........................       (65,271)       (43,424)
        Improvements and additions to hotels ..........................      (131,103)       (52,700)       (71,051)
        Bristol interim credit facility ...............................      (120,000)
        Sale of hotels ................................................         7,815
        Cash distributions from unconsolidated entities ...............        19,066          4,211          1,954
                                                                          -----------    -----------    -----------
                  Net cash flow used in investing activities ..........      (550,498)      (687,860)      (478,428)
                                                                          -----------    -----------    -----------
Cash flows from financing activities:
        Proceeds from borrowings ......................................     1,013,003        679,144        303,350
        Repayment of borrowings .......................................      (658,524)      (445,900)      (193,954)
        Proceeds from sale of common stock ............................       516,700         44,978
        Proceeds from sale of preferred stock .........................       143,750        151,250
        Costs associated with public offerings ........................        (4,687)       (27,600)        (6,998)
        Purchase of treasury stock ....................................       (41,106)
        Proceeds from exercise of stock options .......................         3,884            592
        Distributions paid to limited partners ........................        (6,671)        (6,026)        (5,353)
        Distributions paid to common shareholders .....................       (98,754)       (63,875)       (36,583)
        Dividends paid to preferred shareholders ......................       (16,937)       (11,797)        (4,784)
                                                                          -----------    -----------    -----------
                  Net cash flow provided by financing activities ......       375,064        600,132        251,906
                                                                          -----------    -----------    -----------
Net change in cash and cash equivalents ...............................        17,149          9,750       (159,028)
                                                                          -----------    -----------    -----------
Cash and cash equivalents at beginning of years .......................        17,543          7,793        166,821
Cash and cash equivalents at end of years .............................   $    34,692    $    17,543    $     7,793
                                                                          ===========    ===========    ===========

Supplemental cash flow information - interest paid ....................   $    72,215    $    21,414    $     9,168
                                                                          -----------    -----------    -----------


       The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         FelCor Lodging Trust Incorporated ("FelCor") is one of the nation's largest hotel real estate investment trusts ("REIT") which, at December 31, 1998, owned interests in 193 hotels with nearly 50,000 rooms and suites (collectively the "Hotels") through its greater than 95% equity interest in FelCor Lodging Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company". The Company owns 100% interests in 169 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 15 hotels.

         FelCor strives to be the premier full-service lodging REIT partnered with leading brands and management companies to create shareholder value. The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), HoliDay Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of The Hotels, by brand, operated by each of the Company's Lessees at December 31, 1998:

                       BRAND                         DJONT         BRISTOL       TOTAL
                       -----                         -----         -------       -----
Embassy Suites                                         57                          57
Holiday Inn                                                          49*           49
Doubletree and Doubletree Guest Suites(R)              17                          17
Crowne Plaza and Crowne Plaza Suites(R)                              14            14
Holiday Inn Select(R)                                                11            11
Sheraton(R)and Sheraton Suites(R)                        9            1            10
Hampton Inn(R)                                                        9             9
Holiday Inn Express(R)                                                7*            7
Fairfield Inn(R)                                                      5             5
Harvey Hotel(R)                                                       4             4
Independents                                                          2             2
Courtyard by Marriott(R)                                              2             2
Days Inn(R)                                                           1*            1
Hilton Suites(R)                                        1                           1
Homewood Suites(R)                                                    1             1
Radisson(R)                                             1                           1
Ramada(R)                                                             1*            1
Westin(R)                                               1                           1
                                                       --           ---           ---
Total Hotels                                           86           107           193
                                                       ==           ===           ===

* The Company has sold, or intends to sell in 1999, two Holiday Inns, two Holiday Inn Expresses and the Ramada and Days Inn owned at December 31, 1998.

         The Hotels are located in 34 states and Canada. The following table provides information regarding the net acquisition of hotels through December 31, 1998:

                                                        NET HOTELS
                                                         ACQUIRED
                                                        ----------
                        1994                                  7
                        1995                                 13
                        1996                                 23
                        1997                                 30
                        1998                                120
                                                            ---
                                                            193
                                                            ===

                       FELCOR LODGING TRUST INCORPORATED

1. ORGANIZATION -- (CONTINUED)

         At December 31, 1998, the Company leased 86 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company or a consolidated subsidiary thereof (collectively "DJONT"), 106 of the Hotels to Bristol Hotels & Resorts or a consolidated subsidiary thereof ("Bristol") and, together with DJONT, the "Lessees". One hotel managed by Bristol was not leased.

         Thomas J. Corcoran, Jr., the President, Chief Executive Officer, and a Director of FelCor, and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT. The remaining 50% nonvoting common equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Company. DJONT has entered into management agreements pursuant to which 73 of the Hotels leased by it are managed by subsidiaries of Promus Hotel Corporation ("Promus"), ten are managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"), and three are managed by two independent management companies.

         Bristol leases and manages 106 Hotels and manages one hotel which operates without a lease. Bristol is the largest independent hotel operating company in North America and operates the largest number of Bass Hotels & Resorts-branded hotels in the world.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation -- The consolidated financial statements include the accounts of FelCor, the Operating Partnership, and their consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Use of Estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Fair Value of Financial Instruments -- Statement of Financial Accounting Standards ("SFAS") 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. The Company reports the carrying amount of cash and cash equivalents, amounts due from the Lessees, accrued expenses, and other liabilities at cost, which approximates fair value due to the short maturity of these instruments. The carrying amount of the Company's borrowings approximates fair value due to the Company's ability to obtain such borrowings at comparable interest rates.

         Investment in Hotels -- Hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 31 to 40 years for buildings and improvements and five to seven years for furniture, fixtures, and equipment.

         The Company periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investment in the Hotels.

                       FELCOR LODGING TRUST INCORPORATED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Maintenance and repairs are charged to the Lessees' operations as incurred; major renewals and betterments by the Company are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in operations.

         Investment in Unconsolidated Entities --The Company owns a 50% interest in various partnerships or limited liability companies in which the partners jointly make all material decisions concerning the business affairs and operations. Accordingly, the Company does not control the entities and carries its investment in unconsolidated entities at cost, plus its equity in net earnings, less distributions received since the date of acquisition. Equity in net earnings is being adjusted for the straight-line amortization, over a 40-year period, of the difference between the Company's cost and its proportionate share of the underlying net assets at the date of acquisition.

         Cash and Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

         Deferred Expenses -- Deferred expenses are recorded at cost. Amortization is computed using the interest method over the maturity of the related debt.

         Revenue Recognition -- Percentage lease revenue is reported as income over the lease term as it becomes receivable from the Lessees according to the provisions of the Percentage Lease agreements. The Lessees are in compliance with their rental obligations under the Percentage Leases.

         Capitalized Interest -- The Company capitalizes interest and certain other costs relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 1998 and 1997 were approximately $5.9 million and $1.0 million, respectively.

         Net Income Per Common Share -- Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common stock equivalents represent shares issuable upon exercise of stock options and unvested officers' restricted stock grants.

         At December 31, 1998, 1997, and 1996, the Company's Series A Cumulative Preferred Stock, if converted to common shares, would be antidilutive; accordingly the Series A Cumulative Preferred Stock is not assumed to be converted in the computation of diluted earnings per share.

         Distributions and Dividends -- FelCor and the Operating Partnership pay regular quarterly distributions on their Common Stock and Units. Additionally, the Company pays regular quarterly dividends on preferred stock in accordance with its preferred stock dividend requirements. FelCor's ability to make distributions is dependent on its receipt of quarterly distributions from the Operating Partnership.

         For 1998 FelCor paid regular dividends of $2.20 per common share, $1.95 per Series A preferred share, and $1.44 per Series B depositary preferred share. Additionally, the Company declared a one-time distribution of accumulated but undistributed earnings and profits as a result of the Bristol merger into FelCor. The amount of the one-time distribution was $0.345 per common share and $0.207 per Series A preferred share and was paid with its regular fourth quarter dividend.

                       FELCOR LODGING TRUST INCORPORATED

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Minority Interest in Operating Partnership -- Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

         Income Taxes -- The Company has elected to be treated as a REIT under Sections 856 to 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

         Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. Distributions made in 1998 and 1997 represent an approximately 17% and 6% return of capital, respectively, for federal income tax purposes.

3. BRISTOL MERGER

         On July 28, 1998, the Company completed the merger of Bristol Hotel Company's real estate holdings with and into the Company (the "Merger"). The Merger resulted in the net acquisition of 107 primarily full-service hotels in return for approximately 31.0 million shares of newly issued Common Stock.

         A summary of the fair values of the assets and liabilities acquired in the Merger, recorded at the date of acquisition, is as follows (in thousands):

        Investment in hotels                                           $  2,014,250
        Investment in unconsolidated entity                                  16,839
        Other assets                                                          4,151
                                                                       ------------
                                                                          2,035,240
                                                                       ------------

        Common stock issued                                               1,146,081
        Debt obligations                                                    868,615
        Accrued expenses and other liabilities                               55,297
                                                                       ------------
                                                                          2,069,993
                                                                       ------------
        Total cash received in Merger                                  $     34,753
                                                                       ============

         The Merger has been accounted for as a purchase, and, accordingly, the results of operations since the date of acquisition are included in the Company's consolidated statements of operations.

4.  INVESTMENT IN HOTELS

         Investment in hotels at December 31, 1998 and 1997, consist of the following (in thousands):

                                                              1998                1997
                                                              ----                ----
Land .............................................        $   329,667         $   157,554
Building and improvements ........................          3,480,571           1,257,247
Furniture, fixtures and equipment ................            298,610             147,923
Construction in progress .........................             33,708              14,440
                                                          -----------         -----------
                                                            4,142,556           1,577,164
Accumulated depreciation .........................           (178,072)            (87,400)
                                                          -----------         -----------
                                                          $ 3,964,484         $ 1,489,764
                                                          ===========         ===========

                       FELCOR LODGING TRUST INCORPORATED

5. INVESTMENT IN UNCONSOLIDATED ENTITIES

         At December 31, 1998, the Company owned 50% interests in separate entities owning 15 hotels, a parcel of undeveloped land, and a condominium management company. The Company is accounting for its investments in these unconsolidated entities under the equity method.

         Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                 DECEMBER 31,
                                                          ------------------------
                                                            1998            1997
                                                            ----            ----
Balance sheet information:
     Investment in hotels ........................        $257,431        $256,032
     Non-recourse mortgage debt ..................         168,989         138,956
     Equity ......................................         100,670         126,324


                                                                               YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                      1998             1997             1996
                                                                      ----             ----             ----
Statements of operations information:
     Percentage lease revenue ..............................        $ 52,313         $ 47,720         $  9,974
     Other income ..........................................           4,693            6,280
                                                                    --------         --------         --------
              Total revenues ...............................          57,006           54,000            9,974
     Expenses:
         Depreciation ......................................          17,570           15,611            3,086
          Taxes, insurance, and other ......................           8,956            9,555              886
          Interest expense .................................          13,042           11,790            1,636
                                                                    --------         --------         --------
               Total expenses ..............................          39,568           36,956            5,608
                                                                    --------         --------         --------

     Net income ............................................          17,438           17,044            4,366
                                                                    --------         --------         --------
     50% of net income attributable to the Company .........           8,719            8,522            2,183
     Amortization of cost in excess of book value ..........          (1,702)          (1,559)            (173)
                                                                    --------         --------         --------
     Equity in income from unconsolidated entities .........        $  7,017         $  6,963         $  2,010
                                                                    ========         ========         ========


6. DEBT

         Debt at December 31, 1998 and 1997, consists of the following (in thousands):


                                                                                                  DECEMBER 31,
                                                                                              ----------------------
                             COLLATERAL          INTEREST RATE          MATURITY DATE             1998        1997
                             ----------          -------------          -------------             ----        ----
FLOATING RATE DEBT:
-------------------
Line of credit                Unsecured          LIBOR + 150bp        June 2001               $ 411,000      $61,000
Term loan                     Unsecured          LIBOR + 150bp        December 1999             250,000
Other                         Unsecured       Up to LIBOR + 150bp     Various                    34,750       25,650
                                                                                             ----------     --------
Total floating rate debt                                                                        695,750       86,650
                                                                                             ----------     --------
FIXED RATE DEBT:
----------------
Line of credit                Unsecured              7.27%            June 2001                 325,000       75,000
Publicly-traded term notes    Unsecured              7.38%            October 2004              174,249      174,116
Publicly-traded term notes    Unsecured              7.63%            October 2007              124,122      124,029
Mortgage debt                 15 hotels              7.24%            November 2007             145,062
Mortgage debt                  3 hotels              6.97%            December 2002              43,836
Other                         13 hotels          6.96% - 7.23%        2000 - 2005                86,715       17,024
                                                                                             ----------     --------
Total fixed rate debt                                                                           898,984      390,169
                                                                                             ----------     --------
          Total debt                                                                         $1,594,734     $476,819
                                                                                             ==========     ========

                       FELCOR LODGING TRUST INCORPORATED

6.  DEBT -- (CONTINUED)

         On July 1, 1998, the Company increased its unsecured credit facilities to $1.1 billion, consisting of an $850 million revolving line of credit ("Line of Credit") which matures June 2001 and a $250 million non-amortizing term loan ("Term Loan") which matures December 1999. Interest payable on borrowings under the credit facilities is variable, determined from a ratings and leverage-based pricing matrix, ranging from 87.5 basis points to 175 basis points above LIBOR (30-day LIBOR at December 31, 1998, was 5.628750%). The interest spread in 1998 was 150 basis points. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings-based pricing matrix, ranging from 20 to 30 basis points. In 1998, the Company wrote off approximately $2.5 million of deferred financing fees relating to the previous unsecured credit facility of $550 million. For the years ended December 31, 1998, 1997, and 1996, the Company paid interest on its unsecured credit facilities at the weighted average interest rate of 7.1%, 7.6%, and 7.4%, respectively. At December 31, 1998, the Company had borrowing capacity under its Line of Credit of $114 million.

         The Line of Credit and the Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 1998, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Term Loan. Most of the collateralized borrowings are nonrecourse to the Company (with certain exceptions) and contain provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the collateralized borrowings are prepayable, however, approximately $43.8 million is not subject to any prepayment penalty, yield maintenance, or defeasance obligation. The remaining collateralized borrowings are subject to various prepayment penalties, yield maintenance, or defeasance obligations.

         Future scheduled principal payments on debt obligations at December 31, 1998 are as follows (in thousands):


YEAR
----
1999 .............................................           $274,663
2000 .............................................             32,823
2001 .............................................            756,920
2002 .............................................             11,112
2003 .............................................             45,559
2004 and thereafter  .............................            475,285
                                                           ----------
                                                            1,596,362
Discount accretion over term  ....................             (1,628)
                                                           ----------
                                                           $1,594,734
                                                           ==========

                       FELCOR LODGING TRUST INCORPORATED

6. DEBT -- (CONTINUED)

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at December 31, 1998, are summarized in the following table:

                                                          SWAP RATE
                                                          RECEIVED
                            SWAP RATE     EFFECTIVE     (VARIABLE) AT        SWAP
NOTIONAL AMOUNT            PAID (FIXED)  FIXED RATE        12/31/98        MATURITY
---------------            ------------  ----------     -------------    -------------
$  50 million                6.11125%     7.61125%         5.33501%      October 1999
$  25 million                5.95500%     7.45500%         5.20000%      November 1999
$  25 million                5.55800%     7.05800%         5.54656%      July 2001
$  25 million                5.54800%     7.04800%         5.54656%      July 2001
$  75 million                5.55500%     7.05500%         5.54656%      July 2001
$ 100 million                5.79600%     7.29600%         5.54656%      July 2003
$  25 million                5.82600%     7.32600%         5.54656%      July 2003
-------------
$ 325 million
=============


         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of its interest rate agreement and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk in that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

7. CAPITAL STOCK

         As of December 31, 1998, the Company had approximately $946 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

Preferred Stock

         The Board of Directors is authorized to provide for the issuance of up to 20,000,000 shares of Preferred Stock in one or more series, to establish the number of shares in each series, to fix the designation, powers preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

         In 1996 the Company issued 6.1 million shares of its $1.95 Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at $25 per share. The Series A Preferred Stock bears an annual dividend equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. Each share of the Series A Preferred Stock is convertible at the shareholder's option to 0.7752 shares of Common Stock, subject to certain adjustments, and may not be redeemed by the Company before April 30, 2001.

         On May 1, 1998, the Company issued 5.75 million depositary shares, representing 57,500 shares of 9% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), at $25 per depositary share. The

                       FELCOR LODGING TRUST INCORPORATED

7. CAPITAL STOCK -- (CONTINUED)

Series B Preferred Stock and the corresponding depositary shares may be called by FelCor at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of FelCor. The Series B Preferred Stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and is entitled to annual dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share).

         At December 31, 1998, all dividends then payable on the Series A and Series B Preferred Stock had been paid.

Operating Partnership Units

         FelCor is the sole general partner of the Operating Partnership and is obligated to contribute the net proceeds from any issuance of its equity securities to the Operating Partnership in exchange for units of partnership interest ("Units") corresponding in number and terms to the equity securities issued by it. Units of limited partner interest may also be issued by the Operating Partnership to third parties in exchange for cash or property, and Units so issued to third parties are redeemable at the option of the holders thereof for a like number of shares of FelCor Common Stock or, at the option of FelCor, for the cash equivalent thereof.

8. TAXES, INSURANCE, AND OTHER

         Taxes, insurance, and other is comprised of the following for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                                           1998           1997           1996
                                                           ----           ----           ----
Real estate and personal property taxes ..........        $32,892        $18,976        $11,110
Property insurance ...............................          2,341          1,627          1,312
Land lease expense ...............................          7,759          1,610            952
State franchise taxes ............................          1,609            718            472
Other ............................................            687            162             51
                                                          -------        -------        -------
Total taxes, insurance, and other ................        $45,288        $23,093        $13,897
                                                          =======        =======        =======


         Future minimum lease payments under the Company's land lease obligations at December 31, 1998, are as follows (in thousands):

 YEAR
 ----
 1999                                              $ 13,557
 2000                                                13,609
 2001                                                13,534
 2002                                                13,397
 2003                                                13,187
 2004 and thereafter                                280,893
                                                   --------
                                                   $348,177
                                                   ========

                       FELCOR LODGING TRUST INCORPORATED

9. COMMITMENTS AND RELATED PARTY TRANSACTIONS

     Commitments

         The Company is to receive rental income from the Lessees under the Percentage Leases which expire in 2002 (six hotels), 2003 (eight hotels), 2004 (12 hotels), 2005 (19 hotels), 2006 (26 hotels), 2007 (37 hotels), 2008 (54 hotels), and thereafter (16 hotels). The rental income under the Percentage Leases between 14 of the unconsolidated entities, of which the Company owns 50%, is payable by the Lessee to the respective entities and is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) to the Company under these noncancelable operating leases at December 31, 1998 is as follows (in thousands):

                                                          LESSEES
                                                          -------
                                                  DJONT            BRISTOL             TOTAL
YEAR                                              -----            -------            -------
----
1999 ...................................        $  139,217        $  157,616        $  296,833
2000 ...................................           139,305           182,090           321,395
2001 ...................................           142,397           182,111           324,508
2002 ...................................           142,397           182,084           324,481
2003 ...................................           128,362           178,849           307,211
2004 and thereafter ....................           504,383           822,831         1,327,214
                                                ----------        ----------        ----------
                                                $1,196,061        $1,705,581        $2,901,642
                                                ==========        ==========        ==========

         The Percentage Lease revenue is based on a percentage of room and suite revenues, food and beverage revenues, food and beverage rents, and other revenues of the Hotels. Both the base rent and the threshold suite revenue in each lease computation are subject to adjustments for changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 1999 ranged from 0.55% to 1.5% dependent upon the Lessee. The CPI adjustments for 1998 and 1997 were 0.50% and 1.42%, respectively.

         Under the Percentage Leases, the Operating Partnership is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the Hotels, and to set aside a portion of the hotels' revenues (varying from 4% of room and suite revenue to 3% of total hotel revenue) per month, on a cumulative basis, to fund capital expenditures for the periodic replacement or refurbishment of furniture, fixtures and equipment required for the retention of the franchise licenses with respect to the Hotels. Included in cash and cash equivalents at December 31, 1998 and 1997, were cash balances held by the Hotel managers for these capital expenditures of $14.8 million and $7.3 million, respectively.

         The Company has a Renovation and Redevelopment Program for the Hotels and presently expects approximately $160 million to be invested in 1999 under this program, which may be funded from cash on hand or borrowings under its Line of Credit.

     Related Party Transactions

         The Company shares the executive offices and certain employees with FelCor, Inc., and DJONT, and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel (other than Mr. Corcoran, whose compensation is borne solely by the Company), office supplies,

                       FELCOR LODGING TRUST INCORPORATED

9.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

telephones, and depreciation of office furniture, fixtures, and equipment. Any such allocation of shared expenses to the Company is be approved by a majority of the independent directors. During 1998, 1997, and 1996, the Company paid approximately $2.8 million (approximately 63%), $1.3 million (approximately 38%), and $807,000 (approximately 38%), respectively, of the allocable expenses under this arrangement.

10.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of hotels. These purchases were recorded under the purchase method of accounting. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):

                                                        1998                1997                1996
                                                        ----                ----                ----

Assets acquired .............................        $ 2,427,027         $   588,053         $   494,354
Liabilities assumed .........................           (940,906)             (5,932)           (111,567)
Common Stock and Units issued ...............         (1,152,856)                                (16,880)
Minority interest contribution ..............             (6,989)             (8,021)
                                                     -----------         -----------         -----------
Net cash paid ...............................        $   326,276         $   574,100         $   365,907
                                                     ===========         ===========         ===========

         Under the Merger Agreement with Bristol Hotel Company, FelCor provided Bristol a $120 million interim credit facility (the "Interim Credit Facility"). At July 28, 1998, the Interim Credit facility was assumed and canceled by FelCor upon completion of the Merger.

         Approximately $67.2 million, $24.7 million, and $16.1 million of aggregate preferred stock dividends and common stock distributions had been declared as of December 31, 1998, 1997, and 1996, respectively. These amounts were paid in January following each year.

         In 1998 the Company entered into a joint venture, in which the Company contributed a hotel with a net book value of $53.9 million for a 60% equity interest in the venture. The Company has consolidated this venture in the financial statements and recorded an increase in investment in hotels and minority interest in other partnerships of $34.4 million.

11. STOCK BASED COMPENSATION PLANS

         The Company sponsors three restricted stock and stock option plans (the "FelCor Plans"). In addition, upon completion of the Merger, FelCor assumed two stock option plans previously sponsored by Bristol Hotel Company (the "Bristol Plans"). FelCor is obligated to issue up to 1,271,103 shares of its Common Stock pursuant to the Bristol Plans, and no additional options may be awarded under those plans. The FelCor Plans and the Bristol Plans are referred to collectively as the "Plans".

         The Company applies APB Opinion 25 and related interpretations in accounting for the Plans. In 1995 the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to adopt the provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

                       FELCOR LODGING TRUST INCORPORATED

11. STOCK BASED COMPENSATION PLANS -- (CONTINUED)

Stock Options

         FelCor is authorized to issue 2,950,000 shares of Common Stock under the FelCor Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All options have 10-year contractual terms and vest over five equal annual installments (20% per year), beginning in the year following the date of grant.

         The options outstanding under the Bristol Plans generally vest either in four equal annual installments (25% per year) beginning in the second year following the original date of award, in five equal annual installments (20% per year) beginning in the year following the original date of award, or on a single date that is three to five years following the original date of the date of award.

         A summary of the status of FelCor's non-qualified stock options under the Plans as of December 31, 1998, 1997, and 1996, and the changes during the years are presented below:


                                                               1998                         1997                       1996
                                                      -----------------------     ----------------------      ----------------------
                                                                     WEIGHTED                   WEIGHTED                    WEIGHTED
                                                      # SHARES OF    AVERAGE      # SHARES OF   AVERAGE       # SHARES OF   AVERAGE
                                                       UNDERLYING    EXERCISE      UNDERLYING   EXERCISE       UNDERLYING   EXERCISE
                                                        OPTIONS        PRICES        OPTIONS      PRICES         OPTIONS      PRICES
                                                      ----------    ---------     -----------   --------      -----------   --------
Outstanding at beginning of the year .............     1,670,500      $ 29.96      1,047,500     $ 25.67        745,000     $ 23.58
Granted (A) (B) ..................................     2,445,813      $ 20.54        752,000     $ 35.70        327,500     $ 30.08
Exercised ........................................      (332,915)     $ 11.67        (31,000)    $ 19.11
Forfeited (B) ....................................    (1,242,932)     $ 31.51        (98,000)    $ 31.56        (25,000)    $ 21.00
                                                      ----------                   ---------                  ---------
Outstanding at end of year .......................     2,540,466      $ 22.53      1,670,500     $ 29.96      1,047,500     $ 25.67
                                                      ==========                   =========                  =========
Exercisable at end of year .......................       796,499      $ 24.64        411,500     $ 24.42        225,665     $ 22.71

         (A) Includes options covering 1,271,103 shares of Common Stock issuable as a result of the assumption of the Bristol Plans.

         (B) To enable FelCor to preserve its stock options as a meaningful element of compensation, existing option holders under the FelCor Plans currently employed by FelCor on a full-time basis were offered the opportunity to exchange their existing options (having exercise prices ranging from $26.44 to $38.56 per share) for a lesser number of new options having an equal value under the Black-Scholes option pricing model. Twenty-two employees accepted this offer, surrendering for cancellation existing options covering an aggregate of 1,151,500 shares of Common Stock at a weighted average exercise price of $32.807 per share for new options covering an aggregate of 840,393 shares of Common Stock at an exercise price of $22.125 per share. The new options have the same expiration dates and vesting schedules as the options surrendered for cancellation, however, none of the new options may be exercised prior to January 1, 2000.

                                          OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                          -------------------------------------------------        ------------------------------
                             NUMBER        WGTD. AVG.                                NUMBER
     RANGE OF             OUTSTANDING      REMAINING            WGTD AVG.          EXERCISABLE      WGTD. AVG.
 EXERCISE PRICES          AT 12/31/98         LIFE           EXERCISE PRICE        AT 12/31/98    EXERCISE PRICE
----------------          -----------      ----------        --------------        -----------    ---------------
$10.33 to $30.00            2,205,086         8.21               $20.82               658,404          $22.41
$30.28 to $36.63              335,380         8.63               $33.77               138,095          $22.53
----------------          -----------         ----               ------               -------          ------
$10.33 to $36.63            2,540,466         8.26               $22.53               796,499          $24.64

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 10.39%; risk free interest rates are different for each grant and range from 5.1% to 6.2%; the expected lives of options are 6 years; and volatility of 32.9% for 1998 grants, 22.7% for 1997 grants, and 24.4% for grants issued in 1996. The weighted average fair value of options granted during 1998, 1997, and 1996 was $3.35, $4.31, and $3.76 per share, respectively.

                       FELCOR LODGING TRUST INCORPORATED

11. STOCK BASED COMPENSATION PLANS -- (CONTINUED)

Restricted Stock

         A summary of the status of the Company's restricted stock grants as of December 31, 1998, 1997, and 1996 and the changes during the years are presented below:



                                                               1998                       1997                   1996
                                                     --------------------------  ---------------------  ---------------------
                                                                     WEIGHTED                WEIGHTED              WEIGHTED
                                                                      AVERAGE                AVERAGE               AVERAGE
                                                                    FAIR MARKET            FAIR MARKET            FAIR MARKET
                                                                       VALUE                  VALUE                 VALUE
                                                     # SHARES        AT GRANT    # SHARES    AT GRANT   # SHARES   AT GRANT
                                                     --------       -----------  --------  -----------  --------  -----------
Outstanding at beginning of the year ........         115,500         $29.03       84,500     $26.04     51,500     $24.03
Granted:                                              -------                      ------                ------
   With 5-year pro rata vesting .............           5,000         $21.25       35,000     $35.00     24,500     $28.93
   Vest 100% at grant date ..................           4,875         $35.63        6,000     $35.00      6,000     $30.46
   Vest 100% within 12 months of grant ......                                       2,500     $36.94      2,500     $28.75
                                                      -------                      ------                ------
Total granted ...............................           9,875         $28.35       43,500     $35.11     33,000     $29.19
Forfeited ...................................                                     (12,500)    $30.00
                                                      -------                      ------                ------
Outstanding at end of year ..................         125,375         $28.97      115,500     $29.03     84,500     $26.04
                                                      =======                     =======                ======
Vested at end of year .......................          65,175         $28.26       40,400     $26.60     23,500     $24.93

Pro Forma Net Income and Net Income Per Common Share

         Had the compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS 123, the Company's net income and net income per common share for 1998, 1997, and 1996 would approximate the pro forma amounts below (in thousands, except per share data):

                                            DECEMBER 31, 1998      DECEMBER 31, 1997         DECEMBER 31, 1996
                                         ----------------------  ----------------------  ------------------------
                                         AS REPORTED  PRO FORMA  AS REPORTED  PRO FORMA  AS REPORTED    PRO FORMA
SFAS 123 charge ...................        $ 1,799      $ 1,447     $   867
APB 25 charge .....................        $   829      $ 1,017     $   507
Net income applicable to
   common shareholders ............        $93,416      $92,446     $51,853    $51,423     $33,203        $32,843
Diluted net income applicable
   to common shareholders
   per common share ...............        $  1.86      $  1.84     $  1.64    $  1.63     $  1.43        $  1.41

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

12. LESSEES

         All of the Company's percentage lease revenue is derived from the Percentage Leases with the Lessees. Certain information, related to DJONT's financial statements, is as follows (in thousands):

                                                                                DECEMBER 31,
                                                                         -------------------------
                                                                           1998             1997
                                                                         --------         --------
Balance Sheet Information:
   Cash and cash equivalents ....................................        $ 28,538         $ 25,684
   Total assets .................................................        $ 63,972         $ 54,702
   Due to FelCor Lodging Trust Incorporated .....................        $ 16,875         $ 18,908
   Shareholders' deficit ........................................        $ (8,231)        $ (9,075)

                       FELCOR LODGING TRUST INCORPORATED

12. LESSEES -- (CONTINUED)

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                     --------------------------------------------
                                                        1998             1997              1996
                                                     ---------        ---------         ---------
Statement of Operations Information:
   Room and suite revenue ...................        $ 618,122        $ 456,614         $ 234,451
   Percentage lease expenses ................        $ 289,891        $ 216,990         $ 107,935
   Net income/(loss) ........................        $     844        $  (2,672)        $  (5,430)

         Certain entities owning interests in DJONT and managers for certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. No such loans were outstanding at December 31, 1998.

         Bristol is a publicly traded company whose stock is listed on the New York Stock Exchange under the symbol BH and that files financial statements in accordance with the Securities Exchange Act of 1934, as amended.

         At December 31, 1998, the Company owned interests in 193 Hotels operating under various brand names. The Hotels generally operate pursuant to franchise license agreements which require the payment of fees based on a percentage of room and suite revenue. These fees are paid by the Lessees.

         DJONT engages third-party managers to operate the Hotels leased by it and generally pays such managers a base management fee based on a percentage of room and suite revenue and an incentive management fee based on DJONT's income before overhead expenses for each hotel. In certain instances, the hotel managers have subordinated fees and committed to make subordinated loans to DJONT, if needed, to meet its rental and other obligations under the Percentage Leases.

         Bristol serves as both the lessee and manager of the 106 Hotels leased to it by the Company at December 31, 1998, and, as such, is compensated for both roles through the profitability of the Hotels, after meeting their operating expenses and rental obligations under the terms of the Percentage Leases.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases. As an additional credit enhancement, the Bristol Lessees obtained a letter of credit (the "Letter of Credit") issued by Bankers Trust Company for the benefit of the Company in the original amount of $20 million. This Letter of Credit is subject to periodic reductions upon satisfaction of certain conditions and is required to be maintained until July 27, 1999. According to Bristol's audited financial statements filed with the SEC, for the period from July 28, 1998, (inception of operations) through December 31, 1998, Bristol earned $2.6 million of net income and at December 31, 1998, had stockholders' equity of $35.4 million.

13. SEGMENT INFORMATION

         The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at December 31, 1998, were DJONT and Bristol. Prior to 1998, the Company had only one lessee, DJONT. Accordingly, segment information is not disclosed for prior years.

                       FELCOR LODGING TRUST INCORPORATED

13. SEGMENT INFORMATION

         The following table presents information about the reportable segments for the year ended December 31, 1998 (in thousands):

                                                                                                CORPORATE
                                                                                   SEGMENT    NOT ALLOCABLE       CONSOLIDATED
                                                     DJONT        BRISTOL           TOTAL      TO SEGMENTS            TOTAL
                                                     -----        -------           -----      -----------            -----
Statement of Operations Information:
Revenues:
   Percentage lease revenue ..................   $  237,904     $   91,019      $  328,923                          $328,923
   Equity in income from
     unconsolidated entities .................        6,744            273           7,017                             7,017
   Other revenue .............................                                                $    4,154               4,154
                                                 ----------     ----------      ----------      --------         -----------
             Total revenues ..................      244,648         91,292         335,940         4,154             340,094
                                                 ----------     ----------      ----------      --------         -----------

Expenses:
   General and administrative ................                                                     5,254               5,254
   Depreciation ..............................       71,055         19,619          90,674           161              90,835
   Taxes, insurance, and other ...............       28,387         16,901          45,288                            45,288
   Interest expense ..........................       73,182                                                           73,182
   Minority interest in Operating
      Partnership ............................                                                     6,500               6,500
   Minority interest in other partnerships ...        1,121                          1,121                             1,121
                                                 ----------     ----------      ----------      --------         -----------
             Total expenses ..................      100,563         36,520         137,083        85,097             222,180
                                                 ----------     ----------      ----------      --------         -----------

Income before extraordinary charge ...........   $  144,085     $   54,772      $  198,857      $(80,943)        $   117,914
                                                 ==========     ==========      ==========      ========         ===========
Funds from operations:
Income before extraordinary charge ...........   $  144,085     $   54,772      $  198,857      $(80,943)        $   117,914
Series B preferred dividends .................                                                    (8,373)             (8,373)
Depreciation .................................       71,055         19,619          90,674           161              90,835
Depreciation for unconsolidated entities .....       10,254            233          10,487                            10,487
Minority interest in Operating Partnership ...                                                     6,500               6,500
                                                 ----------     ----------      ----------      --------         -----------
Funds from operations ........................   $  225,394     $   74,624      $  300,018      $(82,655)        $   217,363
                                                 ==========     ==========      ==========      ========         ===========
Weighted average common shares and
   units outstanding (1) .....................                                                                        58,013

Other Information:
            Total assets .....................   $1,998,165     $2,102,388      $4,100,553      $ 74,830         $ 4,175,383
            Capital expenditures .............   $   65,264     $   65,839      $  131,103                       $   131,103


          (1) Weighted average common shares and units outstanding are computed including dilutive options and unvested stock grants, and assuming conversion of Series A preferred stock to common stock.

                       FELCOR LODGING TRUST INCORPORATED

13. SEGMENT INFORMATION -- (CONTINUED)

         The following table sets forth Percentage Lease revenue and investment in hotel assets represented by the following geographical areas as of and for the years ended December 31, (in thousands):

                                          PERCENTAGE LEASE REVENUE         INVESTMENT IN HOTEL ASSETS
                                      ----------------------------        ----------------------------
                                          1998             1997              1998              1997
                                          ----             ----              ----              ----
California ...................        $   63,733        $   36,762        $  642,965        $  232,747
Texas ........................            52,220            16,085           854,558           155,986
Florida ......................            45,719            34,559           519,280           286,610
Georgia ......................            23,691            10,232           349,429           123,203
Other States .................           138,437            71,476         1,714,122           778,618
Canada .......................             5,123                              62,202
                                      ----------        ----------        ----------        ----------
          Total ..............        $  328,923        $  169,114        $4,142,556        $1,577,164
                                      ==========        ==========        ==========        ==========


14. PRO FORMA INFORMATION (UNAUDITED)

         The following unaudited Pro Forma Statements of Operations for the years ended December 31, 1998 and 1997 are presented as if the acquisitions of all hotels owned by the Company at December 31, 1998, the equity offerings consummated during 1998 and 1997, and the Merger had occurred as of the beginning of the periods presented and the Hotels had been leased pursuant to Percentage Leases.

         The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

                                                                           1998            1997
                                                                         --------        --------
Revenues:
Percentage lease revenue ........................................        $469,695        $441,768
     Income from unconsolidated entities ........................           8,633           8,788
     Other income ...............................................             770
                                                                         --------        --------
         Total revenues .........................................         479,098         450,556
                                                                         --------        --------
Expenses:
General and administrative ......................................           6,421           5,163
Depreciation ....................................................         126,931         121,817
Taxes, insurance, and other .....................................          72,621          68,206
Interest expense ................................................         106,298         110,838
Minority interest in Operating Partnership ......................           7,247           6,147
Minority interest in other partnerships .........................           1,316           1,157
                                                                         --------        --------
         Total expenses .........................................         320,834         313,328
                                                                         --------        --------
Net income ......................................................         158,264         137,228
Preferred dividends .............................................          25,988          24,735
                                                                         --------        --------
Net income applicable to common shareholders ....................        $132,276        $112,493
                                                                         ========        ========
Per common share data:
  Diluted:
     Net income applicable to common shareholders ...............        $   1.95        $   1.64
                                                                         ========        ========
     Weighted average number of common shares outstanding .......          67,973          68,626

                       FELCOR LODGING TRUST INCORPORATED

15. RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that, upon implementation, FAS 133 will not have a material impact on the financial statements of the Company.

16. QUARTERLY OPERATING RESULTS (UNAUDITED)

         The Company's unaudited consolidated quarterly operating data for the years ended December 31, 1998 and 1997 follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareholders' equity and cash flows for a period of several years.

                                                                            FIRST           SECOND           THIRD           FOURTH
                              1998                                         QUARTER         QUARTER          QUARTER          QUARTER
                              ----                                         -------         -------          -------          -------
Revenues:
     Percentage lease revenue ........................................    $ 56,060         $ 62,793         $105,123        $104,947
     Equity in income from unconsolidated entities ...................       1,293            2,689            2,446             589
     Other revenue ...................................................         175            1,920            1,030           1,029
                                                                          --------         --------         --------        --------
         Total revenues ..............................................      57,528           67,402          108,599         106,565
                                                                          --------         --------         --------        --------
Expenses:
     General and administrative ......................................       1,199            1,375            1,452           1,228
     Depreciation ....................................................      15,887           17,429           27,720          29,799
     Taxes, insurance, and other .....................................       7,270            7,568           14,651          15,799
     Interest expense ................................................       9,731           13,795           22,960          26,696
     Minority interest in Operating Partnership ......................       1,751            2,063            1,639           1,047
     Minority interest in other partnerships .........................         190              291              323             317
                                                                          --------         --------         --------        --------
          Total expenses .............................................      36,028           42,521           68,745          74,886
                                                                          --------         --------         --------        --------
Income before extraordinary charge ...................................      21,500           24,881           39,854          31,679
Extraordinary charge from write off of deferred financing fees .......        (556)          (2,519)
                                                                          --------         --------         --------        --------
Net income ...........................................................      20,944           24,881           37,335          31,679
Preferred dividends ..................................................       2,949            4,854            6,184           7,436
                                                                          --------         --------         --------        --------
Net income applicable to common shareholders .........................    $ 17,995         $ 20,027         $ 31,151        $ 24,243
                                                                          ========         ========         ========        ========
Per common share data:
     Diluted:
      Income applicable to common shareholders
          before extraordinary charge ................................    $   0.51         $   0.54         $   0.57        $   0.36
      Extraordinary charge ...........................................       (0.02)                            (0.04)
                                                                          --------         --------         --------        --------
      Net income applicable to common shareholders ...................    $   0.49         $   0.54         $   0.53        $   0.36
                                                                          ========         ========         ========        ========
      Weighted average common shares outstanding .....................      36,905           36,851           58,834          68,185

                       FELCOR LODGING TRUST INCORPORATED

16. QUARTERLY OPERATING RESULTS (UNAUDITED)

                                                                         FIRST           SECOND          THIRD           FOURTH
                               1997                                     QUARTER          QUARTER        QUARTER          QUARTER
                               ----                                    --------         --------       --------         --------
Revenues:
     Percentage lease revenue ......................................   $ 35,370         $ 38,677        $ 48,603        $ 46,464
     Equity in income from unconsolidated entities .................      1,127            2,300           2,338           1,198
     Other revenue .................................................         95               76             112             291
                                                                       --------         --------        --------        --------
          Total revenues ...........................................     36,592           41,053          51,053          47,953
                                                                       --------         --------        --------        --------
Expenses:
     General and administrative ....................................        972              874             897           1,000
     Depreciation ..................................................     10,417           11,314          14,238          14,829
     Taxes, insurance, and other ...................................      5,207            5,549           6,155           6,182
     Interest expense ..............................................      5,601            7,313           7,183           8,695
     Minority interest in Operating Partnership ....................      1,417            1,524           1,643           1,233
     Minority interest in other partnerships .......................         21              121             195             236
                                                                       --------         --------        --------        --------
          Total expenses ...........................................     23,635           26,695          30,311          32,175
                                                                       --------         --------        --------        --------
Income before extraordinary charge .................................     12,957           14,358          20,742          15,778
Extraordinary charge from write off of deferred financing fees .....                                                         185
                                                                       --------         --------        --------        --------
Net income .........................................................     12,957           14,358          20,742          15,593
Preferred dividends ................................................      2,949            2,949           2,949           2,950
                                                                       --------         --------        --------        --------
Net income applicable to common shareholders .......................   $ 10,008         $ 11,409        $ 17,793        $ 12,643
                                                                       ========         ========        ========        ========
Per common share data:
    Diluted:
     Income applicable to common shareholders
      before extraordinary charge ..................................   $   0.39         $   0.42        $   0.48        $   0.35
     Extraordinary charge ..........................................                                                       (0.01)
                                                                       --------         --------        --------        --------
     Net income applicable to common shareholders ..................   $   0.39         $   0.42        $   0.48        $   0.34
                                                                       ========         ========        ========        ========
     Weighted average shares outstanding ...........................     25,691           26,999          36,744          36,884

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of FelCor Lodging Trust Incorporated


Our audits of the consolidated financial statements referred to in our report dated February 2, 1999 appearing on page F-2 of the Annual Report on Form 10-K of FelCor Lodging Trust Incorporated (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Dallas, Texas
February 2, 1999

                       FELCOR LODGING TRUST INCORPORATED

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                (IN THOUSANDS)

                                                                                                COST CAPITALIZED SUBSEQUENT
                                                            INITIAL COST                             TO ACQUISITION
                                                ------------------------------------     -----------------------------------
                                                            BUILDINGS      FURNITURE                BUILDINGS      FURNITURE
                                                               AND           AND                       AND             AND
DESCRIPTION OF PROPERTY          ENCUMBRANCES    LAND      IMPROVEMENTS    FIXTURES      LAND     IMPROVEMENTS     FIXTURES
-----------------------          ------------    ----      ------------    ---------     ----     ------------     ---------
Birmingham, AL (1)                    $ 75      $2,843      $29,286          $ 160                   $ 730            $3,384
Montgomery E. I-85, AL (2)                         836        7,272            251                   1,987               735
Texarkana I-30, AR (2)                                        5,245            162                                         7
Flagstaff, AZ (3)                                  276        2,397             83                                         1
Flagstaff, AZ (1)                                  900        6,825            268                   1,561             1,209
Phoenix (Airport), AZ (1)                        2,969       25,828            891                      61                 5
Phoenix (Camelback), AZ (1)                                  38,998            613       $4,694        823             5,181
Phoenix (Crescent), AZ (4)                       3,608       29,583          2,886                                       623
Scottsdale, AZ (5)                                           12,430            384                                        11
Tempe, AZ (1)                                    3,951       34,371          1,185                     565               959
Anaheim, CA (1)                                  2,548       14,832            607                     562             3,481
Dana Point, CA (6)                               1,787       15,545            536                     254             2,709
Irvine Orange Co., CA (7)                        4,981       43,338          1,494                     200               187
LAX Airport, CA (1)                              2,660       17,997            798                     755             5,354
LAX Century, CA (1)                              2,207       18,764          1,104                                       663
Mandalay Beach, CA (1)                  11       2,930       22,125            879                     655             5,223
Milpitas, CA (1)                        65       4,021       23,677            562                     943             3,888
Milpitas San Jose N., CA (2)                     4,153       36,130          1,246                                       110
Napa, CA (1)                             6       3,287       14,205            494                     825             3,177
Palm Desert, CA (1)                              2,368       20,598            710                     885             1,452
Pleasanton, CA (8)                               3,169       27,569            951                      51                37
San Diego on the Bay, CA (2)                                 68,053          2,105                                        45
Santa Barbara, CA (2)                6,255       1,692       14,723            508                                        44
SF Burlingame, CA (1)                   12                   39,929            818                                     3,652
SF Financial District, CA (2)                                21,679            670                                        25
SF Fisherman's Wharf, CA (2)                                 61,623          1,906                     523               166
SF Union Square, CA (8)                          8,392       67,105          9,069                   3,082               615
So. San Francisco, CA (1)                6       3,418       31,737            527                     769             4,207
Beaver Creek, CO (1)                             1,134        9,864            340                     175             1,183
Colorado Springs, CO (9)                           190        1,653             57
Colorado Springs, CO (10)                          285        2,479             85                                         2
Denver, CO (6)                                   2,432       21,158            730                      13               710
Hartford Downtown, CT (8)                        2,327       20,243            698                   4,029             2,122
Stamford, CT (7)                                             37,356          1,155                   1,349               324
Wilmington, DE (11)                              1,435       12,487            431                                        78
Boca Raton, FL (6)                               5,327        3,066            304                                     1,064
Boca Raton, FL (1)                      82       1,868       16,253            561            6        181             3,317
Cocoa Beach, FL (2)                              2,304       20,046            691                     384               969
Deerfield Beach, FL (1)                          4,523       29,443            918           18      1,163             4,213
Ft. Lauderdale, FL (1)                           5,329       47,850            903           45      1,560             4,810
Ft. Lauderdale, FL (4)                           3,009       26,177            903                      61                24
Jacksonville, FL (1)                    82       1,130        9,608            456                   4,820             2,119
Kissimmee Nikki Bird, FL (2)                                 31,652            979                     967             1,175
Miami Airport, FL (8)                                        26,146            809                     803             1,078
Miami (Airport), FL (1)                          4,135       24,950          1,171                     742             5,315
Orlando Int'l Airport, FL (7)                    2,564       22,310            769                                        27
Orlando Int'l Drive, FL (2)                      5,141       44,735          1,543                                       155
Orlando (North), FL (1)                          1,673       14,218            684                   4,890             2,060
Orlando (South), FL (1)                          1,632       13,870            799                      28             1,870
Tampa Busch Gardens, FL (6)                        772       12,387            226                     163               834


                                                     GROSS AMOUNTS AT WHICH
                                                   CARRIED AT CLOSE OF PERIOD
                                    ----------------------------------------------------------
                                                 BUILDINGS         FURNITURE
                                                   AND               AND
DESCRIPTION OF PROPERTY             LAND        IMPROVEMENTS        FIXTURES             TOTAL
-----------------------            -----        ------------       ---------             -----
Birmingham, AL (1)                $ 2,843         $30,016            $3,544            $36,403
Montgomery E. I-85, AL (2)            836           9,259               986             11,081
Texarkana I-30, AR (2)                              5,245               169              5,414
Flagstaff, AZ (3)                     276           2,397                84              2,757
Flagstaff, AZ (1)                     900           8,386             1,477             10,763
Phoenix (Airport), AZ (1)           2,969          25,889               896             29,754
Phoenix (Camelback), AZ (1)         4,694          39,821             5,794             50,309
Phoenix (Crescent), AZ (4)          3,608          29,583             3,509             36,700
Scottsdale, AZ (5)                                 12,430               395             12,825
Tempe, AZ (1)                       3,951          34,936             2,144             41,031
Anaheim, CA (1)                     2,548          15,394             4,088             22,030
Dana Point, CA (6)                  1,787          15,799             3,245             20,831
Irvine Orange Co., CA (7)           4,981          43,538             1,681             50,200
LAX Airport, CA (1)                 2,660          18,752             6,152             27,564
LAX Century, CA (1)                 2,207          18,764             1,767             22,738
Mandalay Beach, CA (1)              2,930          22,780             6,102             31,812
Milpitas, CA (1)                    4,021          24,620             4,450             33,091
Milpitas San Jose N., CA (2)        4,153          36,130             1,356             41,639
Napa, CA (1)                        3,287          15,030             3,671             21,988
Palm Desert, CA (1)                 2,368          21,483             2,162             26,013
Pleasanton, CA (8)                  3,169          27,620               988             31,777
San Diego on the Bay, CA (2)                       68,053             2,150             70,203
Santa Barbara, CA (2)               1,692          14,723               552             16,967
SF Burlingame, CA (1)                              39,929             4,470             44,399
SF Financial District, CA (2)                      21,679               695             22,374
SF Fisherman's Wharf, CA (2)                       62,146             2,072             64,218
SF Union Square, CA (8)             8,392          70,187             9,684             88,263
So. San Francisco, CA (1)           3,418          32,506             4,734             40,658
Beaver Creek, CO (1)                1,134          10,039             1,523             12,696
Colorado Springs, CO (9)              190           1,653                57              1,900
Colorado Springs, CO (10)             285           2,479                87              2,851
Denver, CO (6)                      2,432          21,171             1,440             25,043
Hartford Downtown, CT (8)           2,327          24,272             2,820             29,419
Stamford, CT (7)                                   38,705             1,479             40,184
Wilmington, DE (11)                 1,435          12,487               509             14,431
Boca Raton, FL (6)                  5,327           3,066             1,368              9,761
Boca Raton, FL (1)                  1,874          16,434             3,878             22,186
Cocoa Beach, FL (2)                 2,304          20,430             1,660             24,394
Deerfield Beach, FL (1)             4,541          30,606             5,131             40,278
Ft. Lauderdale, FL (1)              5,374          49,410             5,713             60,497
Ft. Lauderdale, FL (4)              3,009          26,238               927             30,174
Jacksonville, FL (1)                1,130          14,428             2,575             18,133
Kissimmee Nikki Bird, FL (2)                       32,619             2,154             34,773
Miami Airport, FL (8)                              26,949             1,887             28,836
Miami (Airport), FL (1)             4,135          25,692             6,486             36,313
Orlando Int'l Airport, FL (7)       2,564          22,310               796             25,670
Orlando Int'l Drive, FL (2)         5,141          44,735             1,698             51,574
Orlando (North), FL (1)             1,673          19,108             2,744             23,525
Orlando (South), FL (1)             1,632          13,898             2,669             18,199
Tampa Busch Gardens, FL (6)           772          12,550             1,060             14,382


                                       ACCUMULATED          NET BOOK                                         UPON
                                    DEPRECIATION AND          VALUE                                          LIFE
                                       BUILDINGS AND       BUILDINGS AND                                     WHICH
                                       IMPROVEMENTS        IMPROVEMENTS;                                  DEPRECIATION
                                        FURNITURE &        FURNITURE &     DATE OF         DATE           IN STATEMENT
DESCRIPTION OF PROPERTY                  FIXTURES           FIXTURES      CONSTRUCTION    ACQUIRED        IS COMPUTED
-----------------------             ----------------     --------------  -------------   ---------       -------------
Birmingham, AL (1)                         $ 3,670             $32,733       1987          01-03-96        5   40 Yrs
Montgomery E. I-85, AL (2)                      77              11,004       1964          07-28-98        5 - 40 Yrs
Texarkana I-30, AR (2)                          55               5,359       1970          07-28-98        5 - 40 Yrs
Flagstaff, AZ (3)                               26               2,731       1964          07-28-98        5 - 40 Yrs
Flagstaff, AZ (1)                            1,666               9,097       1988          02-16-95        5 - 40 Yrs
Phoenix (Airport), AZ (1)                      482              29,272       1981          05-04-98        5 - 40 Yrs
Phoenix (Camelback), AZ (1)                  5,455              44,854       1985          01-03-96        5 - 40 Yrs
Phoenix (Crescent), AZ (4)                   2,083              34,617       1986          06-30-97        5 - 40 Yrs
Scottsdale, AZ (5)                             130              12,695       1970          07-28-98        5 - 40 Yrs
Tempe, AZ (1)                                  677              40,354       1986          05-04-98        5 - 40 Yrs
Anaheim, CA (1)                              3,214              18,816       1987          01-03-96        5 - 40 Yrs
Dana Point, CA (6)                           1,341              19,490       1992          02-21-97        5 - 40 Yrs
Irvine Orange Co., CA (7)                      440              49,760       1986          07-28-98        5 - 40 Yrs
LAX Airport, CA (1)                          4,624              22,940       1985          03-27-96        5 - 40 Yrs
LAX Century, CA (1)                          1,383              21,355       1990          02-18-97        5 - 40 Yrs
Mandalay Beach, CA (1)                       3,730              28,082       1986          05-08-96        5 - 40 Yrs
Milpitas, CA (1)                             3,946              29,145       1987          01-03-96        5 - 40 Yrs
Milpitas San Jose N., CA (2)                   366              41,273       1987          07-28-98        5 - 40 Yrs
Napa, CA (1)                                 2,338              19,650       1985          05-08-96        5 - 40 Yrs
Palm Desert, CA (1)                            444              25,569       1984          05-04-98        5 - 40 Yrs
Pleasanton, CA (8)                             293              31,484       1986          07-28-98        5 - 40 Yrs
San Diego on the Bay, CA (2)                   736              69,467       1965          07-28-98        5 - 40 Yrs
Santa Barbara, CA (2)                          158              16,809       1969          07-28-98        5 - 40 Yrs
SF Burlingame, CA (1)                        5,163              39,236       1986          11-06-95        5 - 40 Yrs
SF Financial District, CA (2)                  226              22,148       1970          07-28-98        5 - 40 Yrs
SF Fisherman's Wharf, CA (2)                   631              63,587       1970          07-28-98        5 - 40 Yrs
SF Union Square, CA (8)                        811              87,452       1970          07-28-98        5 - 40 Yrs
So. San Francisco, CA (1)                    4,587              36,071       1988          01-03-96        5 - 40 Yrs
Beaver Creek, CO (1)                         1,367              11,329       1989          02-20-96        5 - 40 Yrs
Colorado Springs, CO (9)                        18               1,882       1966          07-28-98        5 - 40 Yrs
Colorado Springs, CO (10)                       26               2,825       1973          07-28-98        5 - 40 Yrs
Denver, CO (6)                                 475              24,568       1989          03-15-98        5 - 40 Yrs
Hartford Downtown, CT (8)                      216              29,203       1973          07-28-98        5 - 40 Yrs
Stamford, CT (7)                               368              39,816       1984          07-28-98        5 - 40 Yrs
Wilmington, DE (11)                            300              14,131       1972          03-20-98        5 - 40 Yrs
Boca Raton, FL (6)                             982               8,779       1989          11-15-95        5 - 40 Yrs
Boca Raton, FL (1)                           2,841              19,345       1989          02-28-96        5 - 40 Yrs
Cocoa Beach, FL (2)                            214              24,180       1960          07-28-98        5 - 40 Yrs
Deerfield Beach, FL (1)                      4,418              35,860       1987          01-03-96        5 - 40 Yrs
Ft. Lauderdale, FL (1)                       6,253              54,244       1986          01-03-96        5 - 40 Yrs
Ft. Lauderdale, FL (4)                         489              29,685       1986          05-04-98        5 - 40 Yrs
Jacksonville, FL (1)                         2,301              15,832       1986          07-28-94        5 - 40 Yrs
Kissimmee Nikki Bird, FL (2)                   309              34,464       1974          07-28-98        5 - 40 Yrs
Miami Airport, FL (8)                          273              28,563       1983          07-28-98        5 - 40 Yrs
Miami (Airport), FL (1)                      4,636              31,677       1987          01-03-96        5 - 40 Yrs
Orlando Int'l Airport, FL (7)                  237              25,433       1984          07-28-98        5 - 40 Yrs
Orlando Int'l Drive, FL (2)                    459              51,115       1972          07-28-98        5 - 40 Yrs
Orlando (North), FL (1)                      3,357              20,168       1985          07-28-94        5 - 40 Yrs
Orlando (South), FL (1)                      3,345              14,854       1985          07-28-94        5 - 40 Yrs
Tampa Busch Gardens, FL (6)                  1,326              13,056       1985          11-15-95        5 - 40 Yrs

                       FELCOR LODGING TRUST INCORPORATED

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                         (IN THOUSANDS) -- (CONTINUED)



                                                                                              COST CAPITALIZED SUBSEQUENT
                                                              INITIAL COST                          TO ACQUISITION
                                                   -----------------------------------    -----------------------------------
                                                                BUILDINGS    FURNITURE               BUILDINGS      FURNITURE
                                                                  AND          AND                     AND             AND
DESCRIPTION OF PROPERTY          ENCUMBRANCES      LAND      IMPROVEMENTS    FIXTURES     LAND     IMPROVEMENTS     FIXTURES
-----------------------          ------------      ----      ------------    ---------    ----     ------------     ---------
Tampa Busch Gardens, FL (2)                                        9,534           295                                     12
Tampa Rocky Point, FL (6)                          2,142          18,639           643                     176          1,433
WDW Village, FL (6)                                2,896          25,196           869                      12          1,977
Atlanta Airport North, GA (2)           13,134                    34,531         1,068                                     29
Atlanta Airport, GA (8)                                           40,943         1,266                                     41
Atlanta Airport, GA (1)                                           22,342           770    2,568             52
Atlanta Buckhead, GA (1)                           7,303          38,996         2,437                     283          1,180
Atlanta Galleria, GA (4)                           5,052          28,507         2,526                                    295
Atlanta Gateway, GA (4)                            5,113          22,857         2,105                                  3,216
Atlanta Perimeter, GA (7)                7,879                    20,556           636                                    181
Atlanta Powers Ferry, GA (8)            12,726     3,411          29,672         1,023                     381             35
Atlanta South (Jonesboro), GA (2)        3,194       864           7,515           259                                     26
Atlanta-Courtyd by Marriott, GA (12)               2,025          17,618           608                                     41
Atlanta, GA (5)                                    1,266          11,017           380                                    102
Brunswick, GA (1)                                    705           6,067           247                                    800
Columbus N. Airport, GA (2)                                        7,026           217                                     95
Decatur I-20 East, GA (9)                            171           1,488            51
Marietta, GA (13)                                    952           8,285           286                                    294
Davenport, IA (2)                                    547           4,763           164                                    116
Davenport, IA (13)                                   434           3,776           130                                     14
Chicago Allerton, IL (14)                          3,343          29,086         1,003
Chicago O'Hare, IL (4)                             8,178          37,043         2,886                                    700
Deerfield, IL (1)                                  2,305          20,054           692                     459          1,049
Moline Airport, IL (2)                   1,105       822           7,149           247                                     41
Moline Airport, IL (9)                     312       232           2,021            70                                      9
Moline, IL (13)                                      505           4,398           152                                     24
Colby, KS (9)                                        339           2,950           102                     276             37
Great Bend, KS (2)                                   549           4,780           165                                      5
Hays, KS (2)                               803       597           5,190           179                                     36
Hays, KS (13)                              326       243           2,112            73                                      8
Salina, KS (2)                           2,640       502           4,370           151                                     33
Salina, KS (9)                                       341           2,964           102
Lexington, KY (15)                                 1,955          13,604           587                                  1,636
Lexington, KY (4)                                                 21,644           746    2,488             51             15
Baton Rouge, LA (1)                         20     2,350          19,092           525                     520          3,593
New Orleans French Quarter, LA (2)      19,456     5,264          45,793         1,579                                    149
New Orleans, LA (1)                                2,570          22,300           895    1,079         13,484          3,980
Boston Gov't Center, MA (7)                                       45,452         1,406                                     72
Boston - Marlborough, MA (1)                         948           8,143           325      647         12,707          4,761
Leominster Four Points, MA (4)                       900           7,830           270                                     49
BWI, MD (6)                                        2,568          22,433           770                                    930
Troy, MI (6)                                       2,968          25,905           909                                    517
Bloomington Airport W, MN (6)                      2,038          17,731           611                      30          1,720
Minneapolis Airport, MN (1)                        5,417          36,508           602                                  3,191
Minneapolis Downtown, MN (1)                         818          16,820           505                                  3,334
St. Paul, MN (1)                         8,957     1,156          17,315           849                                  3,239
Kansas City, MO (2)                                  973           8,461           292                      83            856
St. Louis, MO (1)                                  3,179          27,659           954                      65
St. Louis Westport, MO (2)               9,085     2,767          24,072           830                                    199
Jackson Briarwood, MS (13)                           747           6,501           224                                     21
Jackson Downtown, MS (8)                 8,218     2,226          19,370           668                                     29
Jackson North, MS (2)                    6,144     1,643          14,296           493                     146             88



                                                       GROSS AMOUNTS AT WHICH
                                                     CARRIED AT CLOSE OF PERIOD
                                         ---------------------------------------------------
                                                     BUILDINGS        FURNITURE
                                                        AND             AND
DESCRIPTION OF PROPERTY                   LAND      IMPROVEMENTS      FIXTURES        TOTAL
-----------------------                  -----      ------------     ---------       ------
Tampa Busch Gardens, FL (2)                             9,534            307           9,841
Tampa Rocky Point, FL (6)                2,142         18,815          2,076          23,033
WDW Village, FL (6)                      2,896         25,208          2,846          30,950
Atlanta Airport North, GA (2)                          34,531          1,097          35,628
Atlanta Airport, GA (8)                                40,943          1,307          42,250
Atlanta Airport, GA (1)                  2,568         22,394            770          25,732
Atlanta Buckhead, GA (1)                 7,303         39,279          3,617          50,199
Atlanta Galleria, GA (4)                 5,052         28,507          2,821          36,380
Atlanta Gateway, GA (4)                  5,113         22,857          5,321          33,291
Atlanta Perimeter, GA (7)                              20,556            817          21,373
Atlanta Powers Ferry, GA (8)             3,411         30,053          1,058          34,522
Atlanta South (Jonesboro), GA (2)          864          7,515            285           8,664
Atlanta-Courtyd by Marriott, GA (12)     2,025         17,618            649          20,292
Atlanta, GA (5)                          1,266         11,017            482          12,765
Brunswick, GA (1)                          705          6,067          1,047           7,819
Columbus N. Airport, GA (2)                             7,026            312           7,338
Decatur I-20 East, GA (9)                  171          1,488             51           1,710
Marietta, GA (13)                          952          8,285            580           9,817
Davenport, IA (2)                          547          4,763            280           5,590
Davenport, IA (13)                         434          3,776            144           4,354
Chicago Allerton, IL (14)                3,343         29,086          1,003          33,432
Chicago O'Hare, IL (4)                   8,178         37,043          3,586          48,807
Deerfield, IL (1)                        2,305         20,513          1,741          24,559
Moline Airport, IL (2)                     822          7,149            288           8,259
Moline Airport, IL (9)                     232          2,021             79           2,332
Moline, IL (13)                            505          4,398            176           5,079
Colby, KS (9)                              339          3,226            139           3,704
Great Bend, KS (2)                         549          4,780            170           5,499
Hays, KS (2)                               597          5,190            215           6,002
Hays, KS (13)                              243          2,112             81           2,436
Salina, KS (2)                             502          4,370            184           5,056
Salina, KS (9)                             341          2,964            102           3,407
Lexington, KY (15)                       1,955         13,604          2,223          17,782
Lexington, KY (4)                        2,488         21,695            761          24,944
Baton Rouge, LA (1)                      2,350         19,612          4,118          26,080
New Orleans French Quarter, LA (2)       5,264         45,793          1,728          52,785
New Orleans, LA (1)                      3,649         35,784          4,875          44,308
Boston Gov't Center, MA (7)                            45,452          1,478          46,930
Boston - Marlborough, MA (1)             1,595         20,850          5,086          27,531
Leominster Four Points, MA (4)             900          7,830            319           9,049
BWI, MD (6)                              2,568         22,433          1,700          26,701
Troy, MI (6)                             2,968         25,905          1,426          30,299
Bloomington Airport W, MN (6)            2,038         17,761          2,331          22,130
Minneapolis Airport, MN (1)              5,417         36,508          3,793          45,718
Minneapolis Downtown, MN (1)               818         16,820          3,839          21,477
St. Paul, MN (1)                         1,156         17,315          4,088          22,559
Kansas City, MO (2)                        973          8,544          1,148          10,665
St. Louis, MO (1)                        3,179         27,724            954          31,857
St. Louis Westport, MO (2)               2,767         24,072          1,029          27,868
Jackson Briarwood, MS (13)                 747          6,501            245           7,493
Jackson Downtown, MS (8)                 2,226         19,370            697          22,293
Jackson North, MS (2)                    1,643         14,442            581          16,666



                                          ACCUMULATED        NET BOOK                                         UPON
                                       DEPRECIATION AND        VALUE                                          LIFE
                                         BUILDINGS AND      BUILDINGS AND                                     WHICH
                                         IMPROVEMENTS       IMPROVEMENTS;                                 DEPRECIATION
                                           FURNITURE &       FURNITURE &      DATE OF      DATE           IN STATEMENT
DESCRIPTION OF PROPERTY                     FIXTURES          FIXTURES     CONSTRUCTION   ACQUIRED        IS COMPUTED
-----------------------                 ----------------   --------------  ------------  ---------       -------------
Tampa Busch Gardens, FL (2)                     99              9,742          1966       07-28-98       5 - 40 Yrs
Tampa Rocky Point, FL (6)                      909             22,124          1986       07-28-97       5 - 40 Yrs
WDW Village, FL (6)                          1,246             29,704          1987       07-28-97       5 - 40 Yrs
Atlanta Airport North, GA (2)                  339             35,289          1967       07-28-98       5 - 40 Yrs
Atlanta Airport, GA (8)                        406             41,844          1975       07-28-98       5 - 40 Yrs
Atlanta Airport, GA (1)                        416             25,316          1989       05-04-98       5 - 40 Yrs
Atlanta Buckhead, GA (1)                     3,337             46,862          1988       10-17-96       5 - 40 Yrs
Atlanta Galleria, GA (4)                     1,867             34,513          1990       06-30-97       5 - 40 Yrs
Atlanta Gateway, GA (4)                      1,634             31,657          1986       06-30-97       5 - 40 Yrs
Atlanta Perimeter, GA (7)                      220             21,153          1985       07-28-98       5 - 40 Yrs
Atlanta Powers Ferry, GA (8)                   285             34,237          1981       07-28-98       5 - 40 Yrs
Atlanta South (Jonesboro), GA (2)               81              8,583          1973       07-28-98       5 - 40 Yrs
Atlanta-Courtyd by Marriott, GA (1)            189             20,103          1963       07-28-98       5 - 40 Yrs
Atlanta, GA (5)                                121             12,644          1963       07-28-98       5 - 40 Yrs
Brunswick, GA (1)                              984              6,835          1988       07-19-95       5 - 40 Yrs
Columbus N. Airport, GA (2)                     76              7,262          1969       07-28-98       5 - 40 Yrs
Decatur I-20 East, GA (9)                       16              1,694          1973       07-28-98       5 - 40 Yrs
Marietta, GA (13)                               98              9,719          1986       07-28-98       5 - 40 Yrs
Davenport, IA (2)                               54              5,536          1966       07-28-98       5 - 40 Yrs
Davenport, IA (13)                              41              4,313          1985       07-28-98       5 - 40 Yrs
Chicago Allerton, IL (14)                      309             33,123          1923       07-28-98       5 - 40 Yrs
Chicago O'Hare, IL (4)                       2,343             46,464          1994       06-30-97       5 - 40 Yrs
Deerfield, IL (1)                            1,838             22,721          1987       06-20-96       5 - 40 Yrs
Moline Airport, IL (2)                          77              8,182          1961       07-28-98       5 - 40 Yrs
Moline Airport, IL (9)                          22              2,310          1996       07-28-98       5 - 40 Yrs
Moline, IL (13)                                 48              5,031          1985       07-28-98       5 - 40 Yrs
Colby, KS (9)                                   31              3,673          1998       07-28-98       5 - 40 Yrs
Great Bend, KS (2)                              51              5,448          1964       07-28-98       5 - 40 Yrs
Hays, KS (2)                                    56              5,946          1966       07-28-98       5 - 40 Yrs
Hays, KS (13)                                   23              2,413          1985       07-28-98       5 - 40 Yrs
Salina, KS (2)                                  48              5,008          1986       07-28-98       5 - 40 Yrs
Salina, KS (9)                                  32              3,375          1997       07-28-98       5 - 40 Yrs
Lexington, KY (15)                           1,787             15,995          1987       01-10-96       5 - 40 Yrs
Lexington, KY (4)                              404             24,540          1989       05-04-98       5 - 40 Yrs
Baton Rouge, LA (1)                          3,258             22,822          1985       01-03-96       5 - 40 Yrs
New Orleans French Quarter, LA (2)             470             52,315          1969       07-28-98       5 - 40 Yrs
New Orleans, LA (1)                          4,261             40,047          1984       12-01-94       5 - 40 Yrs
Boston Gov't Center, MA (7)                    454             46,476          1968       07-28-98       5 - 40 Yrs
Boston - Marlborough, MA (1)                 2,789             24,742          1988       06-30-95       5 - 40 Yrs
Leominster Four Points, MA (4)                   2              9,047          1989       07-28-98       5 - 40 Yrs
BWI, MD (6)                                  1,458             25,243          1987       03-20-97       5 - 40 Yrs
Troy, MI (6)                                 1,601             28,698          1987       03-20-97       5 - 40 Yrs
Bloomington Airport W, MN (6)                1,209             20,921          1980       02-01-97       5 - 40 Yrs
Minneapolis Airport, MN (1)                  4,708             41,010          1986       11-06-95       5 - 40 Yrs
Minneapolis Downtown, MN (1)                 3,199             18,278          1984       11-15-95       5 - 40 Yrs
St. Paul, MN (1)                             3,487             19,072          1983       11-15-95       5 - 40 Yrs
Kansas City, MO (2)                             90             10,575          1975       07-28-98       5 - 40 Yrs
St. Louis, MO (1)                              516             31,341          1985       05-04-98       5 - 40 Yrs
St. Louis Westport, MO (2)                     263             27,605          1979       07-28-98       5 - 40 Yrs
Jackson Briarwood, MS (13)                      70              7,423          1985       07-28-98       5 - 40 Yrs
Jackson Downtown, MS (8)                       207             22,086          1975       07-28-98       5 - 40 Yrs
Jackson North, MS (2)                          153             16,513          1957       07-28-98       5 - 40 Yrs

                       FELCOR LODGING TRUST INCORPORATED

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                         (IN THOUSANDS) -- (CONTINUED)


                                                                                                     COST CAPITALIZED SUBSEQUENT
                                                                      INITIAL COST                         TO ACQUISITION
                                                          ------------------------------------   ---------------------------------
                                                                      BUILDINGS      FURNITURE            BUILDINGS      FURNITURE
                                                                         AND           AND                   AND            AND
DESCRIPTION OF PROPERTY                 ENCUMBRANCES        LAND     IMPROVEMENTS    FIXTURES    LAND   IMPROVEMENTS     FIXTURES
-----------------------                 ------------        ----     ------------    ---------   ----   ------------     ---------
Jackson Southwest, MS (2)                     1,170           314         2,728           94                                   39
Olive Branch Exec Conf Ctr, MS (2)                          1,397        12,155          419                 1,147            682
Raleigh/Durham, NC (6)                                      2,124        18,476          637                     6          1,458
Omaha Central I-80, NE (2)                    9,440         1,795        15,614          538                                  134
Omaha Central I-80, NE (13)                                   518         4,504          155                                   30
Omaha Central, NE (6)                                       1,877        16,328          563                   130          1,698
Omaha Northwest, NE (2)                                       979         8,519          294                                    3
Omaha Northwest, NE (9)                                       373         3,245          112
Omaha Southwest, NE (13)                                      464         4,036          139                                    2
Omaha, NE (16)                                                923         8,029          277                                    1
Piscataway, NJ (1)                                          1,755        17,563          527                   605          2,511
Secaucus, NJ (8)                                            2,356        20,497          707                                  145
Albuquerque Mountainview, NM (2)                            1,322        11,505          397                                   56
Syracuse, NY (1)                                            1,597        14,812        1,330                                  147
Cleveland, OH (1)                                           1,755        15,329          527                 1,258            878
Columbus, OH (6)                                            1,918        16,691          576                   271            785
Dayton, OH (6)                                7,166         1,140         9,924          342                 1,299             83
Tulsa, OK (1)                                                  525         7,344        3,117                   139          1,874
Philadelphia Center City, PA (8)             14,225        5,733        49,875        1,720                 1,823            619
Philadelphia Independence Mall, PA (2)                      3,184        27,704          955                                  214
Pittsburgh, PA (7)                           15,408                      25,170          773                                   34
Society Hill, PA (4)                                        4,542        45,121        1,536                                  125
Charleston Mills House, SC (2)                              3,270        28,446          981                                  471
Columbia Airport, SC (2)                                      238         2,067           71                                   20
Greenville Roper, SC (8)                                    1,551        13,492          465                   404            367
Kingston Plantation, SC (1)                                 2,940        24,988        1,470                 1,426          4,193
Knoxville West, TN (2)                                                   11,586          358                 1,179            693
Nashville Airport Briley, TN (7)                                         27,889          863                                  145
Nashville, TN (6)                                           1,073         9,331          322                   350            754
Nashville Airport, TN (1)                                   1,118         9,506          961                    28          1,534
Amarillo I-40, TX (2)                                                     5,754          178                                   26
Austin Town Lake, TX (2)                                                 21,551          667                                  675
Austin, TX (6)                                              2,508        21,908          752                                  321
Beaumont Midtown I-10, TX (2)                                 685         5,964          206                                   13
Corpus Christi, TX (1)                                      1,112         9,618          390      52                        1,585
Dallas Bristol House, TX (14)                                             1,704        8,144
Dallas Campbell Ctr, TX (6)                                 3,208        27,907          962
Dallas Downtown, TX (13)                                    1,953        16,989          586                                   14
Dallas Love Field, TX (1)                                   1,934        16,674          757                   167          1,376
Dallas Market Center, TX (8)                 15,418         4,078        35,486        1,224                   775
Dallas Market Center, TX (1)                                2,619        24,298        2,182
Dallas Park Central, TX (1)                                 1,497        12,722          647                    28          1,649
Dallas Park Central, TX (4)                                 1,720        28,550        4,130
Dallas Park Central, TX (17)                                4,513        43,125        2,507                 3,984          1,335
Dallas Regal Row, TX (5)                                      778         6,770          233                                   23
Dallas, TX (8)                                9,942                      30,513          944                   124            303
Dallas, TX (18)                               7,772                      13,564          420                                  191
DFW Airport, TX (18)                         18,278                      56,134        1,736                                  752
DFW Airport (Suites), TX (18)                 5,757         1,546        13,453          464                                  153
DFW South, TX (6)                                                        35,156        1,212   4,041            82
Houston Galleria, TX (12)                                   1,855        16,143          557                                   89
Houston Galleria, TX (5)                                      465         4,047          140                                   39



                                                                     GROSS AMOUNTS AT WHICH
                                                                    CARRIED AT CLOSE OF PERIOD
                                                --------------------------------------------------------
                                                             BUILDINGS         FURNITURE
                                                                 AND               AND
DESCRIPTION OF PROPERTY                         LAND        IMPROVEMENTS        FIXTURES           TOTAL
-----------------------                         -----       ------------       ---------           -----
Jackson Southwest, MS (2)                         314          2,728                 133           3,175
Olive Branch Exec Conf Ctr, MS (2)              1,397         13,302               1,101          15,800
Raleigh/Durham, NC (6)                          2,124         18,482               2,095          22,701
Omaha Central I-80, NE (2)                      1,795         15,614                 672          18,081
Omaha Central I-80, NE (13)                       518          4,504                 185           5,207
Omaha Central, NE (6)                           1,877         16,458               2,261          20,596
Omaha Northwest, NE (2)                           979          8,519                 297           9,795
Omaha Northwest, NE (9)                           373          3,245                 112           3,730
Omaha Southwest, NE (13)                          464          4,036                 141           4,641
Omaha, NE (16)                                    923          8,029                 278           9,230
Piscataway, NJ (1)                              1,755         18,168               3,038          22,961
Secaucus, NJ (8)                                2,356         20,497                 852          23,705
Albuquerque Mountainview, NM (2)                1,322         11,505                 453          13,280
Syracuse, NY (1)                                1,597         14,812               1,477          17,886
Cleveland, OH (1)                               1,755         16,587               1,405          19,747
Columbus, OH (6)                                1,918         16,962               1,361          20,241
Dayton, OH (6)                                  1,140         11,223                 425          12,788
Tulsa, OK (1)                                     525          7,483               4,991          12,999
Philadelphia Center City, PA (8)                5,733         51,698               2,339          59,770
Philadelphia Independence Mall, PA (2)          3,184         27,704               1,169          32,057
Pittsburgh, PA (7)                                            25,170                 807          25,977
Society Hill, PA (4)                            4,542         45,121               1,661          51,324
Charleston Mills House, SC (2)                  3,270         28,446               1,452          33,168
Columbia Airport, SC (2)                          238          2,067                  91           2,396
Greenville Roper, SC (8)                        1,551         13,896                 832          16,279
Kingston Plantation, SC (1)                     2,940         26,414               5,663          35,017
Knoxville West, TN (2)                                        12,765               1,051          13,816
Nashville Airport Briley, TN (7)                              27,889               1,008          28,897
Nashville, TN (6)                               1,073          9,681               1,076          11,830
Nashville Airport, TN (1)                       1,118          9,534               2,495          13,147
Amarillo I-40, TX (2)                                          5,754                 204           5,958
Austin Town Lake, TX (2)                                      21,551               1,342          22,893
Austin, TX (6)                                  2,508         21,908               1,073          25,489
Beaumont Midtown I-10, TX (2)                     685          5,964                 219           6,868
Corpus Christi, TX (1)                          1,164          9,618               1,975          12,757
Dallas Bristol House, TX (14)                                  1,704               8,144           9,848
Dallas Campbell Ctr, TX (6)                     3,208         27,907                 962          32,077
Dallas Downtown, TX (13)                        1,953         16,989                 600          19,542
Dallas Love Field, TX (1)                       1,934         16,841               2,133          20,908
Dallas Market Center, TX (8)                    4,078         36,261               1,224          41,563
Dallas Market Center, TX (1)                    2,619         24,298               2,182          29,099
Dallas Park Central, TX (1)                     1,497         12,750               2,296          16,543
Dallas Park Central, TX (4)                     1,720         28,550               4,130          34,400
Dallas Park Central, TX (17)                    4,513         47,109               3,842          55,464
Dallas Regal Row, TX (5)                          778          6,770                 256           7,804
Dallas, TX (8)                                                30,637               1,247          31,884
Dallas, TX (18)                                               13,564                 611          14,175
DFW Airport, TX (18)                                          56,134               2,488          58,622
DFW Airport (Suites), TX (18)                   1,546         13,453                 617          15,616
DFW South, TX (6)                               4,041         35,238               1,212          40,491
Houston Galleria, TX (12)                       1,855         16,143                 646          18,644
Houston Galleria, TX (5)                          465          4,047                 179           4,691




                                       ACCUMULATED          NET BOOK                                            UPON
                                    DEPRECIATION AND          VALUE                                             LIFE
                                       BUILDINGS AND       BUILDINGS AND                                        WHICH
                                       IMPROVEMENTS        IMPROVEMENTS;                                     DEPRECIATION
                                        FURNITURE &        FURNITURE &     DATE OF            DATE           IN STATEMENT
DESCRIPTION OF PROPERTY                  FIXTURES           FIXTURES      CONSTRUCTION      ACQUIRED         IS COMPUTED
-----------------------            ------------------    ---------------  ------------      --------        ---------------
Jackson Southwest, MS (2)                   30               3,145            1962          07-28-98          5 - 40 Yrs
Olive Branch Exec Conf Ctr, MS (2)         130              15,670            1972          07-28-98          5 - 40 Yrs
Raleigh/Durham, NC (6)                     934              21,767            1987          07-28-97          5 - 40 Yrs
Omaha Central I-80, NE (2)                 170              17,911            1965          07-28-98          5 - 40 Yrs
Omaha Central I-80, NE (13)                 49               5,158            1991          07-28-98          5 - 40 Yrs
Omaha Central, NE (6)                    1,207              19,389            1973          02-01-97          5 - 40 Yrs
Omaha Northwest, NE (2)                     91               9,704            1974          07-28-98          5 - 40 Yrs
Omaha Northwest, NE (9)                     35               3,695            1996          07-28-98          5 - 40 Yrs
Omaha Southwest, NE (13)                    43               4,598            1986          07-28-98          5 - 40 Yrs
Omaha, NE (16)                              85               9,145            1989          07-28-98          5 - 40 Yrs
Piscataway, NJ (1)                       2,358              20,603            1988          01-10-96          5 - 40 Yrs
Secaucus, NJ (8)                           399              23,306            N/A           07-28-98          5 - 40 Yrs
Albuquerque Mountainview, NM (2)           123              13,157            1968          07-28-98          5 - 40 Yrs
Syracuse, NY (1)                           928              16,958            1989          06-30-97          5 - 40 Yrs
Cleveland, OH (1)                        2,094              17,653            1990          11-17-95          5 - 40 Yrs
Columbus, OH (6)                           535              19,706            1985          02-04-98          5 - 40 Yrs
Dayton, OH (6)                             350              12,438            1987          12-30-97          5 - 40 Yrs
Tulsa, OK (1)                            5,716               7,283            1985          07-28-94          5 - 40 Yrs
Philadelphia Center City, PA (8)           509              59,261            1970          07-28-98          5 - 40 Yrs
Philadelphia Independence Mall, PA (2)     290              31,767            1972          07-28-98          5 - 40 Yrs
Pittsburgh, PA (7)                         262              25,715            1988          07-28-98          5 - 40 Yrs
Society Hill, PA (4)                     1,810              49,514            1986          10-01-97          5 - 40 Yrs
Charleston Mills House, SC (2)             287              32,881            1982          07-28-98          5 - 40 Yrs
Columbia Airport, SC (2)                    22               2,374            1966          07-28-98          5 - 40 Yrs
Greenville Roper, SC (8)                   144              16,135            1984          07-28-98          5 - 40 Yrs
Kingston Plantation, SC (1)              2,556              32,461            1987          12-05-96          5 - 40 Yrs
Knoxville West, TN (2)                     120              13,696            1966          07-28-98          5 - 40 Yrs
Nashville Airport Briley, TN (7)           263              28,634            1981          07-28-98          5 - 40 Yrs
Nashville, TN (6)                          539              11,291            1988          06-05-97          5 - 40 Yrs
Nashville Airport, TN (1)                3,520               9,627            1985          07-28-94          5 - 40 Yrs
Amarillo I-40, TX (2)                       60               5,898            1970          07-28-98          5 - 40 Yrs
Austin Town Lake, TX (2)                   246              22,647            1967          07-28-98          5 - 40 Yrs
Austin, TX (6)                           1,324              24,165            1987          03-20-97          5 - 40 Yrs
Beaumont Midtown I-10, TX (2)               64               6,804            1967          07-28-98          5 - 40 Yrs
Corpus Christi, TX (1)                   1,842              10,915            1984          07-19-95          5 - 40 Yrs
Dallas Bristol House, TX (14)              557               9,291            1997          07-28-98          5 - 40 Yrs
Dallas Campbell Ctr, TX (6)                445              31,632            1982          05-29-98          5 - 40 Yrs
Dallas Downtown, TX (13)                   181              19,361            1969          07-28-98          5 - 40 Yrs
Dallas Love Field, TX (1)                2,752              18,156            1986          03-29-95          5 - 40 Yrs
Dallas Market Center, TX (8)               358              41,205            1983          07-28-98          5 - 40 Yrs
Dallas Market Center, TX (1)             1,581              27,518            1980          06-30-97          5 - 40 Yrs
Dallas Park Central, TX (1)              3,214              13,329            1985          07-28-94          5 - 40 Yrs
Dallas Park Central, TX (4)                                 34,400            1972          11-01-98          5 - 40 Yrs
Dallas Park Central, TX (17)             2,591              52,873            1983          06-30-97          5 - 40 Yrs
Dallas Regal Row, TX (5)                    73               7,731            1969          07-28-98          5 - 40 Yrs
Dallas, TX (8)                             294              31,590            1988          07-28-98          5 - 40 Yrs
Dallas, TX (18)                            147              14,028            1981          07-28-98          5 - 40 Yrs
DFW Airport, TX (18)                       587              58,035            1987          07-28-98          5 - 40 Yrs
DFW Airport (Suites), TX (18)              148              15,468            1989          07-28-98          5 - 40 Yrs
DFW South, TX (6)                          655              39,836            1985          07-28-98          5 - 40 Yrs
Houston Galleria, TX (12)                  175              18,469            1968          07-28-98          5 - 40 Yrs
Houston Galleria, TX (5)                    44               4,647            1968          07-28-98          5 - 40 Yrs

                       FELCOR LODGING TRUST INCORPORATED

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998

                         (IN THOUSANDS) -- (CONTINUED)

                                                                                                     COST CAPITALIZED SUBSEQUENT
                                                                     INITIAL COST                           TO ACQUISITION
                                                     ----------------------------------------     ----------------------------------
                                                                     BUILDINGS      FURNITURE                BUILDINGS     FURNITURE
                                                                        AND           AND                       AND            AND
DESCRIPTION OF PROPERTY             ENCUMBRANCES       LAND         IMPROVEMENTS    FIXTURES      LAND     IMPROVEMENTS     FIXTURES
-----------------------             ------------     ------         ------------    ---------     ----     ------------     --------
Houston Greenway, TX (7)                  12,675        3,418         29,736         1,025                                    204
Houston I-10 West, TX (5)                                 586          5,099           176                                     13
Houston I-10 West, TX (7)                               3,055         26,575           916                                    253
Houston I-10 West, TX (13)                                478          4,155           143                                    220
Houston Int'l Airport, TX (2)             14,377        3,890         33,842         1,167                                    101
Houston Medical Center, TX (8)             9,329        2,493         21,687           748                     233            145
Houston Medical Center, TX (2)             9,329        2,284         19,869           685                   1,235          1,234
Midland Country Villa, TX (2)                             404          3,517           121                                     12
N. Dallas Addison, TX (8)                 15,616        4,938         42,965         1,482                     354            344
Odessa Center, TX (2)                                     487          4,238           146                                      4
Odessa Parkway, TX (9)                                    370          3,218           111                                      7
Plano, TX (2)                                             885          7,696           265                                     65
Plano, TX (18)                             9,118        1,813         15,775           544                                    363
San Antonio Airport, TX (7)                             3,371         29,326         1,011                                     30
San Antonio Downtown, TX (2)                                          22,246           688                     377            198
Waco I-35, TX (2)                                         574          4,994           172                     114            108
Salt Lake City Airport, UT (2)                                         5,346           165                                     47
Burlington, VT (4)                                      3,136         27,283           941                                    267
Cambridge, CAN (2)                                        481          4,188           144
Kitchener Waterloo, CAN (2)                                            9,441           292                                     25
Peterbourough Waterfront, CAN (2)                         735          6,391           220                                     12
Sarnia, CAN (2)                                           271          2,359            81                                      4
Toronto Airport, CAN (7)                                              21,168           655                     217            234
Toronto Yorkdale, CAN (2)                               1,578         13,725           473                                    118
                                        --------     --------     ----------      --------        -------  -------       --------
Total                                   $275,613     $314,029     $3,397,532      $145,556        $15,638  $83,039       $153,054
                                        ========     ========     ==========      ========        =======  =======       ========




                                                     GROSS AMOUNTS AT WHICH
                                                   CARRIED AT CLOSE OF PERIOD
                                        --------------------------------------------
                                                  BUILDINGS     FURNITURE
                                                     AND          AND
DESCRIPTION OF PROPERTY                 LAND     IMPROVEMENTS   FIXTURES       TOTAL
-----------------------                 -----    ------------   ---------      -----
 Houston Greenway, TX (7)                3,418      29,736        1,229       34,383
 Houston I-10 West, TX (5)                 586       5,099          189        5,874
 Houston I-10 West, TX (7)               3,055      26,575        1,169       30,799
 Houston I-10 West, TX (13)                478       4,155          363        4,996
 Houston Int'l Airport, TX (2)           3,890      33,842        1,268       39,000
 Houston Medical Center, TX (8)          2,493      21,920          893       25,306
 Houston Medical Center, TX (2)          2,284      21,104        1,919       25,307
 Midland Country Villa, TX (2)             404       3,517          133        4,054
 N. Dallas Addison, TX (8)               4,938      43,319        1,826       50,083
 Odessa Center, TX (2)                     487       4,238          150        4,875
 Odessa Parkway, TX (9)                    370       3,218          118        3,706
 Plano, TX (2)                             885       7,696          330        8,911
 Plano, TX (18)                          1,813      15,775          907       18,495
 San Antonio Airport, TX (7)             3,371      29,326        1,041       33,738
 San Antonio Downtown, TX (2)                       22,623          886       23,509
 Waco I-35, TX (2)                         574       5,108          280        5,962
 Salt Lake City Airport, UT (2)                      5,346          212        5,558
 Burlington, VT (4)                     3,136       27,283        1,208       31,627
 Cambridge, CAN (2)                        481       4,188          144        4,813
 Kitchener Waterloo, CAN (2)                         9,441          317        9,758
 Peterbourough Waterfront, CAN (2)         735       6,391          232        7,358
 Sarnia, CAN (2)                           271       2,359           85        2,715
 Toronto Airport, CAN (7)                           21,385          889       22,274
 Toronto Yorkdale, CAN (2)               1,578      13,725          591       15,894
 Total
                                      --------  ----------     --------   ----------
                                      $329,667  $3,480,571     $298,610   $4,108,848
                                      ========  ==========     ========   ==========



                                       ACCUMULATED        NET BOOK                                         UPON
                                    DEPRECIATION AND        VALUE                                          LIFE
                                     BUILDINGS AND       BUILDINGS AND                                     WHICH
                                     IMPROVEMENTS        IMPROVEMENTS;                                  DEPRECIATION
                                      FURNITURE &        FURNITURE &     DATE OF          DATE          IN STATEMENT
DESCRIPTION OF PROPERTY                FIXTURES           FIXTURES      CONSTRUCTION    ACQUIRED        IS COMPUTED
-----------------------            ---------------     --------------  -------------    ---------      -------------
Houston Greenway, TX (7)                  292             34,091           1984          07-28-98      5 - 40 Yrs
Houston I-10 West, TX (5)                  55              5,819           1969          07-28-98      5 - 40 Yrs
Houston I-10 West, TX (7)                 290             30,509           1984          07-28-98      5 - 40 Yrs
Houston I-10 West, TX (13)                 51              4,945           1969          07-28-98      5 - 40 Yrs
Houston Int'l Airport, TX (2)             342             38,658           1971          07-28-98      5 - 40 Yrs
Houston Medical Center, TX (8)            231             25,075           1973          07-28-98      5 - 40 Yrs
Houston Medical Center, TX (2)            211             25,096           1984          07-28-98      5 - 40 Yrs
Midland Country Villa, TX (2)              38              4,016           1979          07-28-98      5 - 40 Yrs
N. Dallas Addison, TX (8)                 436             49,647           1985          07-28-98      5 - 40 Yrs
Odessa Center, TX (2)                      45              4,830           1982          07-28-98      5 - 40 Yrs
Odessa Parkway, TX (9)                     34              3,672           1977          07-28-98      5 - 40 Yrs
Plano, TX (2)                              84              8,827           1983          07-28-98      5 - 40 Yrs
Plano, TX (18)                            180             18,315           1983          07-28-98      5 - 40 Yrs
San Antonio Airport, TX (7)               281             33,457           1981          07-28-98      5 - 40 Yrs
San Antonio Downtown, TX (2)              232             23,277           1968          07-28-98      5 - 40 Yrs
Waco I-35, TX (2)                          53              5,909           1970          07-28-98      5 - 40 Yrs
Salt Lake City Airport, UT (2)             57              5,501           1963          07-28-98      5 - 40 Yrs
Burlington, VT (4)                        972             30,655           1967          12-04-97      5 - 40 Yrs
Cambridge, CAN (2)                         45              4,768           1969          07-28-98      5 - 40 Yrs
Kitchener Waterloo, CAN (2)                99              9,659           1965          07-28-98      5 - 40 Yrs
Peterbourough Waterfront, CAN (2)          68              7,290           1965          07-28-98      5 - 40 Yrs
Sarnia, CAN (2)                            25              2,690           1970          07-28-98      5 - 40 Yrs
Toronto Airport, CAN (7)                  220             22,054           1970          07-28-98      5 - 40 Yrs
Toronto Yorkdale, CAN (2)                 150             15,744           1970          07-28-98      5 - 40 Yrs
Total
                                     --------         ----------
                                     $178,072         $3,930,776
                                     ========         ==========



(a)       Balance at December 31, 1996         $  911,390        (b)       Balance at December 31, 1995                     $ 10,397
          Additions during the period             651,334                  Depreciation expense during the period             26,321
                                               ----------                                                                   --------
          Balance at December 31, 1997         $1,562,724                  Balance at December 31, 1996                       36,718
          Additions during the period           2,546,124                  Depreciation expense during the period             50,682
                                               ----------                                                                   --------
          Balance at December 31, 1998         $4,108,848                  Balance at December 31, 1997                     $ 87,400
                                                                           Depreciation expense during the period             90,672
                                                                                                                            --------
                                                                           Balance at December 31, 1998                     $178,072

1.   Embassy Suites
2.   Holiday Inn
3.   Days Inn
4.   Sheraton and Sheraton Suites
5.   Fairfield Inn
6.   Doubletree and Doubletree Guest Suites
7.   Holiday Inn Select
8.   Crowne Plaza and Crowne Plaza Suites
9.   Holiday Inn Express
10.  Ramada Inn
11.  Radisson
12.  Courtyard by Marriott
13.  Hampton Inn
14.  Independents
15.  Hilton Suites
16.  Homewood Suites
17.  Westin
18.  Harvey Hotel

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of DJONT Operations, L.L.C. at December 31, 1998 and 1997, and the consolidated results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996, respectively, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Dallas, Texas
March 2, 1999

                            DJONT OPERATIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                     ASSETS



                                                                          1998        1997
                                                                        --------    --------

Cash and cash equivalents ...........................................   $ 28,538    $ 25,684
Accounts receivable, net ............................................     27,561      20,274
Inventories .........................................................      4,381       3,466
Prepaid expenses ....................................................        471       1,307
Other assets ........................................................      3,021       3,971
                                                                        --------    --------
Total assets ........................................................   $ 63,972    $ 54,702
                                                                        ========    ========


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade .............................................   $  6,514    $  9,426
Accounts payable, other .............................................      6,994       4,625
Due to FelCor Lodging Trust Incorporated ............................     16,875      18,908
Accrued expenses and other liabilities ..............................     41,820      30,818
                                                                        --------    --------
Total liabilities ...................................................     72,203      63,777
                                                                        --------    --------
Commitments and contingencies (Note 4)

Shareholders' equity (deficit):
Capital .............................................................          1           1
Accumulated deficit .................................................     (8,232)     (9,076)
                                                                        --------    --------
Total shareholders' deficit .........................................     (8,231)     (9,075)
                                                                        --------    --------
Total liabilities and shareholders' equity ..........................   $ 63,972    $ 54,702
                                                                        ========    ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.


                           CONSOLIDATED STATEMENTS OF
                   OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                              1998, 1997, AND 1996
                                 (IN THOUSANDS)



                                                           1998        1997         1996
                                                        ---------   ---------    ---------

Revenues:
   Room and suite revenue ...........................   $ 618,122   $ 456,614    $ 234,451
   Food and beverage revenue ........................      77,834      34,813       15,119
   Food and beverage rent ...........................       4,792       4,393        2,334
   Other revenue ....................................      48,781      38,690       17,340
                                                        ---------   ---------    ---------
      Total revenues ...............................      749,529     534,510      269,244
                                                        ---------   ---------    ---------

Expenses:
   Property operating costs .........................     169,955     128,077       66,236
   General and administrative .......................      56,995      39,147       20,123
   Advertising and promotion ........................      51,105      37,333       18,520
   Repair and maintenance ...........................      36,374      26,236       14,453
   Utilities ........................................      28,799      21,363       12,248
   Management and incentive fees ....................      23,636      11,879        6,077
   Franchise fees ...................................      18,102      13,407        5,693
   Food and beverage expenses .......................      65,924      33,119       15,701
   Percentage lease expenses ........................     289,891     216,990      107,935
   Lessee overhead expenses .........................       1,990       2,332        1,776
   Liability insurance ..............................       1,258       3,202        1,818
   Preopening and conversion costs ..................         569         340        2,165
   Other expenses ...................................       4,087       3,757        1,929
                                                        ---------   ---------    ---------
      Total expenses ................................     748,685     537,182      274,674
                                                        ---------   ---------    ---------
Net income/(loss) ...................................   $     844   $  (2,672)   $  (5,430)
                                                        =========   =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)



Balance at December 31, 1995 ...........   $  (773)

Distributions declared .................      (200)

Net loss ...............................    (5,430)
                                           -------
Balance at December 31, 1996 ...........    (6,403)

Net loss ...............................    (2,672)
                                           -------
Balance at December 31, 1997 ...........    (9,075)

Net income .............................       844
                                           -------
Balance at December 31, 1998 ...........   $(8,231)
                                           =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)




                                                                         1998        1997        1996
                                                                       --------    --------    --------

Cash flows from operating activities:
   Net income (loss) ...............................................   $    844    $ (2,672)   $ (5,430)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Changes in assets and liabilities:
        Accounts receivable ........................................     (7,287)    (11,574)     (5,571)
        Inventories ................................................       (915)     (1,361)     (1,573)
        Prepaid expenses ...........................................        836      (1,052)         33
        Other assets ...............................................        950      (1,768)     (1,898)
        Due to FelCor Lodging Trust Incorporated ...................     (2,033)     13,382       3,130
        Accounts payable, accrued expenses and other liabilities ...     10,459      25,521      11,372
                                                                       --------    --------    --------
               Net cash flow provided by operating activities ......      2,854      20,476          63
                                                                       --------    --------    --------
Cash flows from financing activities:
    Distributions paid .............................................       (200)
                                                                       --------    --------    --------
               Net cash flow used in financing activities ..........       (200)
                                                                       --------    --------    --------
Net change in cash and cash equivalents ............................      2,854      20,476        (137)
Cash and cash equivalents at beginning of years ....................     25,684       5,208       5,345
                                                                       --------    --------    --------
Cash and cash equivalents at end of years ..........................   $ 28,538    $ 25,684    $  5,208
                                                                       ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         Thomas J. Corcoran, the President, Chief Executive Officer and a Director of FelCor Lodging Trust Incorporated ("FelCor") and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT Operations LLC, a Delaware limited liability company. The remaining 50% non-voting common equity interest is beneficially owned by the children of Charles N. Mathewson, a Director and major initial investor of FelCor.

         Each of the 86 hotels in which FelCor Lodging Limited Partnership (the "Operating Partnership") had an ownership interest at December 31, 1998 (the "Hotels"), is leased to DJONT Operations LLC or a consolidated subsidiary thereof ("DJONT") pursuant to percentage leases ("Percentage Leases"). Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. No loans were outstanding under such agreements at December 31, 1998.

         Messrs. Feldman and Corcoran have entered into an agreement with FelCor pursuant to which they have agreed that through April 15, 2005, any distributions received by them from DJONT (in excess of their tax liabilities with respect to the income of DJONT) will be utilized to purchase common stock from FelCor or units of limited partner interest in the Operating Partnership at then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling any stock or units so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% common equity interest in DJONT, may elect to purchase common stock of FelCor or Operating Partnership units upon similar terms, at its option. The independent directors of FelCor may suspend or terminate such agreement at any time.

         Fifty-seven of the Hotels are operated as Embassy Suites(R) hotels, 17 are operated as Doubletree(R) or Doubletree Guest Suites(R) hotels, nine are operated as Sheraton(R) or Sheraton Suites(R) hotels one is operated as a Westin(R) hotel, one is operated as a Hilton Suites(R) hotel and one is in the process of conversion to a Doubletree hotel. Seventy-three of the Hotels are managed by subsidiaries of Promus Hotel Corporation ("Promus"). Promus is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, 10 are managed by subsidiaries of Starwood Hotels and Resorts Worldwide, Inc. ("Starwood") and three are managed by independent management companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates -- The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Fair Value of Financial Instruments -- Statement of Financial Accounting Standards 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, DJONT reports the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, amounts due to lessor and accrued expenses at cost which approximates fair value due to the short maturity of these instruments.

         Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

         Inventories -- Inventories are stated at the lower of cost or market.

                            DJONT OPERATIONS, L.L.C.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Revenue Recognition -- Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been within management's expectations.

         Income Taxes -- DJONT is a limited liability company which is taxed for federal income taxes purposes as a limited partnership and, accordingly, all taxable income or loss flows through to the shareholders.

3.  ACCUMULATED DEFICIT

         In 1998 DJONT had net income of $844,000, however, because of losses in recent years had an accumulated deficit of approximately $8.2 million. A significant portion of such losses are attributable to the one-time costs of converting the Crown Sterling Suites(R) hotels to Embassy Suites and Doubletree Guest Suites, and operations of these hotels during periods of substantial renovation. Such renovations were required under the terms of the related franchise agreements. In accordance with the terms of the Percentage Leases, DJONT is required to pay the full required lease payment. Although a portion of the suites are not available for guests to rent, management believes, and operating data indicates, that overall the performances of the hotels is adversely impacted as evidenced by improved operating performances immediately following completion of renovations. Management is exploring several options to anticipate negative operating cash flow during renovations, including potential changes to the terms of leases for future renovations which might mitigate losses for DJONT during such renovation periods.

         At December 31, 1998 DJONT had paid all amounts then due to FelCor under the Percentage Leases. It is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive shareholders' equity is restored. Management anticipates that future earnings will be sufficient to enable DJONT to continue to make necessary payments when due. Management deems DJONT to be a viable going concern and, as such, no adjustments are required to the accompanying financial statements.

4.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

         DJONT has future lease commitments under the Percentage Leases which expire in 2002 (6 hotels), 2004 (7 hotels), 2005 (12 hotels), 2006 (18 hotels),2007 (23 hotels), 2008 (12 hotels), and thereafter (8 hotels). Minimum future rental payments are computed based on the base rent as defined under the noncancellable operating leases and are as follows (in thousands):



             YEAR                  AMOUNT
             ----                  ------

1999 .........................   $  166,418
2000 .........................      166,506
2001 .........................      169,597
2002 .........................      169,597
2003 .........................      155,562
2004 and thereafter ..........      584,174
                                 ----------
                                 $1,411,854
                                 ==========

                            DJONT OPERATIONS, L.L.C.

         The Percentage Lease expense is based on a percentage of room and suite revenues, food and beverage revenues and food and beverage rents of the Hotels. Both the base rent and the threshold room and suite revenue in each lease computation is subject to adjustments in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 1999, 1998, 1997 and 1996 are 0.55% 0.50%, 1.42% and 0.73%, respectively.

         Other than real estate and personal property taxes, casualty insurance, capital improvements and maintenance of underground utilities and structural elements, which are obligations of the Operating Partnership, the Percentage Leases require DJONT to pay rent, liability insurance premiums, all costs, expenses, utilities and other charges incurred in the operation of the leased hotels.

         DJONT is also obligated to indemnify and hold harmless the Operating Partnership from and against all liabilities, costs and expenses incurred by or asserted against the Operating Partnership in the normal course of operating the Hotels.

         DJONT is not permitted to sublet all or any substantial part of the Hotels or assign its interest under any of the Percentage Leases without the prior written consent of the Operating Partnership.

         DJONT has agreed that during the term of the Percentage Leases it will maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of less than or equal to 50%, exclusive of capital leases. In addition, the Lessee has agreed that it will not pay fees to any affiliate of the Lessee.

         DJONT typically pays a franchise fee ranging from 4% to 5% of suite revenue, and marketing and reservation fees ranging from 1% to 3.5% of room and suite revenue. In the cases where there is not a separate franchise agreement, the right to use the brand name is included in the management agreement. Base management fees typically range from 2% to 3% of applicable hotel revenues. Incentive management fees are based upon the hotel's net income before overhead and typically range from 50% to 100% subject to a maximum annual payment of between 2% and 3% of total revenues. In many cases managers and franchisors have agreed to subordinate all or a portion of their fees at a specific hotel or group of hotels either for a set period of time, or until the hotel or group of hotels provides a predetermined return to the Lessee, or both.

         In the event FelCor enters into an agreement to sell or otherwise transfer a leased hotel, FelCor has the right to terminate the Percentage Lease with respect to such leased hotel upon 90 days' prior written notice upon either (1) paying DJONT the fair market value of DJONT's leasehold interest in the remaining term of the Percentage Lease to be terminated or (2) offering to lease to DJONT a substitute hotel on terms that would create a leasehold interest in such hotel with a fair market value equal to or exceeding the fair market value of DJONT's remaining leasehold interest under the Percentage Lease to be terminated. FelCor also is obligated to pay or reimburse DJONT for any assignment fees, termination fees or other liabilities arising under any franchise license agreement and restaurant sublease agreements.

         DJONT shares the executive offices and certain employees with FelCor and FelCor, Inc., and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones and depreciation of office furniture, fixtures and equipment. Such allocation

                            DJONT OPERATIONS, L.L.C.

4.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

of shared expenses approved by a majority of FelCor's independent directors. During 1998, 1997 and 1996, DJONT paid approximately $1.6 million
(approximately 37%), $2.1 million (approximately 61%), and $1.3 million (approximately 61%), respectively, of the allocable expenses under this agreement.

                               INDEX TO EXHIBITS




   EXHIBIT
   NUMBER                      DESCRIPTION OF EXHIBIT
   -------                     ----------------------
         2.1        -      Agreement and Plan of Merger by and between the
                           Registrant and Bristol Hotel Company ("Bristol")
                           dated as of March 23, 1998 (filed as Exhibit 2.1 to
                           the Registrant's Form 8-K dated April 23, 1998, and
                           incorporated herein by reference).

         3.1*       -      Articles of Amendment and Restatement dated June 22,
                           1995, amending and restating the Charter of the
                           Registrant, as amended or supplemented by Articles of
                           Merger dated June 23, 1995, Articles Supplementary
                           dated April 30, 1996, Articles of Amendment dated
                           August 8, 1996, Articles of Amendment dated June 16,
                           1997, Articles of Amendment dated October 30, 1997,
                           Articles Supplementary dated May 6, 1998, Articles of
                           Merger and Articles of Amendment dated July 27, 1998,
                           and Certificate of Correction dated March __, 1999.

         3.2        -      Bylaws of the Registrant, as amended (filed as
                           Exhibit 3.2 to the Registrant's Registration
                           Statement on Form S-11 (File No. 333-98332) and
                           incorporated herein by reference).

         4.1        -      Form of Share Certificate for Common Stock (filed
                           as Exhibit 4.1 to the Registrant's Form 10-Q for the
                           quarter ended June 30, 1996, and incorporated herein
                           by reference).

         4.2        -      Form of Share Certificate for $1.95 Series A
                           Cumulative Convertible Preferred Stock (filed as
                           Exhibit 4.4 to the Registrant's Form 8-K dated May 1,
                           1996, and incorporated herein by reference).

         4.3        -      Form of Share Certificate for 9% Series B
                           Cumulative Redeemable Preferred Stock (filed as
                           Exhibit 4.5 to the Registrant's Form 8-K dated May
                           29, 1998, and incorporated herein by reference).

         4.4        -      Deposit Agreement dated April 30, 1998, between the
                           Registrant and SunTrust Bank, Atlanta, as preferred
                           share depositary (filed as Exhibit 4.6 to the
                           Registrant's Form 8-K dated May 29, 1998, and
                           incorporated herein by reference).

         4.5        -      Form of Depositary Receipt evidencing the
                           Depositary Shares (filed as Exhibit 4.7 to the
                           Registrant's Form 8-K dated May 29, 1998, and
                           incorporated herein by reference).

         4.6        -      Indenture dated as of April 22, 1996 by and between
                           the Registrant and Sun Trust Bank, Atlanta, Georgia,
                           as Trustee (filed as Exhibit 4.2 to the Registrant's
                           Form 8-K dated May 1, 1996 and incorporated herein by
                           reference).

         4.7        -      Indenture dated as of October 1, 1997 by and among
                           FelCor Lodging Limited Partnership, formerly FelCor
                           Suites Limited Partnership (the "Partnership"), the
                           Registrant, the Subsidiary Guarantors named therein
                           and SunTrust Bank, Atlanta, Georgia, as Trustee
                           (filed as Exhibit 4.1 to the Registration Statement
                           on Form S-4 (file No. 333-39595) and the other
                           co-registrants named therein and incorporated herein
                           by reference).

         4.7.1      -      First Amendment to Indenture dated as of February
                           5, 1998 by and among Registrant, the Partnership, the
                           Subsidiary Guarantors named therein and SunTrust
                           Bank, Atlanta, Georgia, as Trustee (filed as Exhibit
                           4.2 to the Registrant's Registration Statement on
                           Form S-4 (File No. 333-39595) and incorporated herein
                           by reference).

         4.7.2*     -      Second Amendment to Indenture and First
                           Supplemental Indenture dated as of December 30, 1998,
                           by and among Registrant, the Partnership, the
                           Subsidiary Guarantors named therein and SunTrust
                           Bank, Atlanta, Georgia, as Trustee.

         10.1       -      Amended and Restated Agreement of Limited
                           Partnership of the Partnership (filed as Exhibit 10.1
                           to the Registrant's Annual Report on Form 10-K/A
                           Amendment No. 1 for the fiscal year ended December
                           31, 1994 (the "1994 10-K/A") and incorporated herein
                           by reference).

         10.1.1     -      First Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           November 17, 1995 by and among the Registrant, Promus
                           Hotels, Inc. and all of the persons or entities who
                           are or shall in the future become of the limited
                           partners of the Partnership (filed as Exhibit 10.1.1
                           to the Registrant's Annual Report on Form 10-K, as
                           amended, for the fiscal year ended December 31, 1995
                           (the "1995 10-K") and incorporated herein by
                           reference).

         10.1.2     -      Second Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           January 9, 1996 between the Registrant and all of the
                           persons or entities who are or shall in the future
                           become limited partners of the Partnership (filed as
                           Exhibit 10.1.2 to the 1995 10-K and incorporated
                           herein by reference).

         10.1.3     -      Third Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           January 10, 1996 by and among the Registrant,
                           MarRay-LexGreen, Inc. and all of the persons and
                           entities who are or shall in the future become
                           limited partners of the Partnership (filed as Exhibit
                           10.1.3 to the 1995 10-K and incorporated herein by
                           reference).

         10.1.4     -      Fourth Amendment to the Amended and Restated
                           Agreement of Limited Partnership of the Partnership
                           dated as of January 10, 1996 by and among the
                           Registrant, Piscataway-Centennial Associates Limited
                           Partnership and all of the persons or entities who
                           are or shall in the future become limited partners of
                           the Partnership (filed as Exhibit 10.1.4 to the 1995
                           10-K and incorporated herein by reference).

         10.1.5     -      Fifth Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           May 2, 1996, between the Registrant and all of the
                           persons or entities who are or shall in the future
                           become limited partners of the Partnership, adopting
                           Addendum No. 2 to Amended and Restated Agreement of
                           Limited Partnership of the Partnership dated as of
                           May 2, 1996 (filed as Exhibit 10.1.5 to the Form 10-Q
                           for the quarter ended June 30, 1996, and incorporated
                           herein by reference).

         10.1.6     -      Sixth Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           September 16, 1996, by and among the Registrant, John
                           B. Urbahns, II and all of the persons or entities who
                           are or shall in the future become limited partners of
                           the Partnership (filed as Exhibit 10.1.6 to the
                           Registrant's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 1996, and incorporated
                           herein by reference).

         10.1.7     -      Seventh Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           May 16, 1997, by and among the Registrant, PMB
                           Associates, Ltd. and all of the persons or entities
                           who are or shall in the future become limited
                           partners of the Partnership (filed as Exhibit 10.1.7
                           to the Registrant's Annual Report on Form 10-K for
                           the fiscal year ended December 31, 1997, and
                           incorporated herein by reference).

         10.1.8     -      Eighth Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           February 6, 1998, by and among the Registrant,
                           Columbus/Front Ltd. and all of the persons or
                           entities who are or shall in the future become
                           limited partners of the Partnership (filed as Exhibit
                           10.1.8 to the Registrant's Annual Report on Form 10-K
                           for the fiscal year ended December 31, 1997, and
                           incorporated herein by reference).


         10.1.9     -      Ninth Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           May 1, 1998, between the Registrant and all of the
                           persons or entities who are or shall in the future
                           become limited partners of the Partnership, adopting
                           Addendum No. 3 to Amended and Restated Agreement of
                           Limited Partnership dated as of May 1, 1998 (filed as
                           Exhibit 10.1.9 to the Registrant's Form 8-K dated May
                           29, 1998, and incorporated herein by reference).

         10.1.10    -      Tenth Amendment to Amended and Restated Agreement of
                           Limited Partnership of the Partnership dated as of
                           June 22, 1998, by and among the Registrant, Schenley
                           Hotel Associates, and all of the persons or entities
                           who are or shall in the future become limited
                           partners of the Partnership (filed as Exhibit 10.1.10
                           to the Registrant's Form 10-Q for the quarter ended
                           October 30, 1998, and incorporated herein by
                           reference).

         10.1.11    -      Eleventh Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           July 28, 1998, between the Registrant and all of the
                           persons or entities who are or shall in the future
                           become limited partners of the Partnership, changing
                           the name of the Partnership to "FelCor Lodging
                           Limited Partnership" (filed as Exhibit 10.1.11 to the
                           Registrant's Form 10-Q for the quarter ended October
                           30, 1998, and incorporated herein by reference).

         10.1.12*   -      Twelfth Amendment to Amended and Restated Agreement
                           of Limited Partnership of the Partnership dated as of
                           December 29, 1998, between the Registrant and all of
                           the persons or entities who are or shall in the
                           future become limited partners of the Partnership,
                           amending certain provisions of the Partnership
                           Agreement.

         10.1.13*   -      Thirteenth Amendment to Amended and Restated
                           Agreement of Limited Partnership of the Partnership
                           dated as of December 31, 1998, by and between the
                           Registrant, FelCor Nevada Holdings, L.L.C. and all of
                           the persons or entities who are or shall in the
                           future become limited partners of the Partnership.

         10.1.14*   -      Fourteenth Amendment to Amended and Restated
                           Agreement of Limited Partnership of the Partnership
                           dated as of March 1, 1999, by and among the
                           Registrant, Huie Properties, Ltd., and all of the
                           persons or entities who are or shall in the future
                           become limited partners of the Partnership.

         10.2       -      Form of Lease Agreement between the Partnership as
                           Lessor and DJONT Operations, L.L.C. or its
                           subsidiaries ("DJONT") as Lessee (filed as Exhibit
                           10.2.1 to the 1995 10-K and incorporated herein by
                           reference).

         10.2.1     -      Omnibus Lease Amendment Agreement dated as of June
                           30, 1998 among the Registrant, the Partnership and
                           DJONT to clarify the meaning of Article III of the
                           lease as represented by the actual course of dealing
                           between lessors and lessees under such leases (filed
                           as Exhibit 10.19 to the Registrant's Form 10-Q for
                           the quarter ended June 30, 1998, and incorporated
                           herein by reference).

         10.3*      -      Form of Lease Agreement between the Partnership as
                           Lessor and a subsidiary of Bristol Hotels & Resorts
                           ("BHR") as Lessee (the "Bristol Lease Agreement").

         10.3.1     -      Amended and Restated Master Hotel Agreement dated
                           as of July 27, 1998 among the Registrant, the
                           Partnership, BHR and the lessors and lessees named
                           therein (filed as Exhibit 10.17 to the Registrant's
                           Form 8-K dated August 10, 1998, and incorporated
                           herein by reference).

         10.4       -      Employment Agreement dated as of July 28, 1994
                           between the Registrant and Hervey A. Feldman (filed
                           as Exhibit 10.7 to the 1994 10-K/A and incorporated
                           herein by reference).

         10.5       -      Employment Agreement dated as of July 28, 1994
                           between the Registrant and Thomas J. Corcoran, Jr.
                           (filed as Exhibit 10.8 to the 1994 10-K/A and
                           incorporated herein by reference).

         10.6       -      Restricted Stock and Stock Option Plan of the
                           Registrant (filed as Exhibit 10.9 to the 1994 10-K/A
                           and incorporated herein by reference).


         10.7       -      Savings and Investment Plan of the Registrant
                           (filed as Exhibit 10.10 to the 1994 10-K/A and
                           incorporated herein by reference).

         10.8       -      1995 Restricted Stock and Stock Option Plan of the
                           Registrant (filed as Exhibit 10.9.2 to the 1995 10-K
                           and incorporated herein by reference).

         10.9       -      Non-Qualified Deferred Compensation Plan (filed as
                           Exhibit 4 to the Registrant's Registration Statement
                           on Form S-8 (File No. 333-69869) and incorporated
                           herein by reference).

         10.10      -      1998 Restricted Stock and Stock Option Plan (filed
                           as Exhibit 4.2 to the Registrant's Registration
                           Statement on Form S-8 (File No. 333-66041) and
                           incorporated herein by reference).

         10.11      -      Second Amended and Restated 1995 Equity Incentive
                           Plan (filed as Exhibit 99.1 to the Registrant's
                           Post-Effective Amendment on Form S-3 to Form S-4
                           Registration Statement (File No. 333-50509) and
                           incorporated herein by reference).

         10.12      -      Amended and Restated Stock Option Plan for
                           Non-Employee Directors (filed as Exhibit 99.2 to the
                           Registrant's Post-Effective Amendment on Form S-3 to
                           Form S-4 Registration Statement (File No. 333-50509)
                           and incorporated herein by reference).

         10.13*     -      Form of Severance Agreement for executive officers
                           and certain key employees of the Registrant.

         10.14      -      Agreement dated as of April 15, 1995 among the
                           Registrant, the Partnership, FelCor, Inc., Thomas J.
                           Corcoran, Jr. and Hervey A. Feldman relating to
                           purchase of securities (filed as Exhibit 10.15 to the
                           Registration Statement on Form S-11 (File No.
                           33-91870) and incorporated herein by reference).

         10.15      -      Credit Agreement dated as of February 6, 1996 by
                           and among the Partnership, as borrower, Holdings and
                           the Registrant, as guarantors, and Canadian Imperial
                           Bank of Commerce, as agent (filed as Exhibit 10.30 to
                           the Registrant's Form 8-K dated May 1, 1996, and
                           incorporated herein by reference).

         10.16      -      Voting and Cooperation Agreement dated as of March
                           23, 1998 among Registrant, Bristol, Bass America
                           Inc., Holiday Corporation and United/Harvey Holdings,
                           L.P. (filed as Exhibit 99.7 to the Registrant's
                           Registration Statement on Form S-4 (File No.
                           333-50509) and incorporated herein by reference).

         10.17      -      Spin-Off Agreement dated as of March 23, 1998 among
                           Bristol, Bristol Hotel Management Corporation and
                           Bristol Hotel and Resorts, Inc., as agreed to by
                           Registrant (filed as Exhibit 99.8 to the Registrant's
                           Registration Statement on Form S-4 (File No.
                           333-50509) and incorporated herein by reference).

         10.18      -      Stockholders' and Registration Rights Agreement
                           dated as of July 27, 1998 by and among Registrant,
                           Bass America, Inc., Holiday Corporation, Bass plc,
                           United/Harvey Investors I, L.P., United/Harvey
                           Investors II, L.P., United/Harvey Investors III,
                           L.P., United/Harvey Investors IV, L.P., and
                           United/Harvey Investors V, L.P. (filed as Exhibit
                           10.18 to the Registrant's Form 8-K dated August 10,
                           1998, and incorporated herein by reference).

         10.19      -      Fourth Amended and Restated Revolving Credit
                           Agreement dated as of July 1, 1998 among Registrant
                           and the Partnership, as Borrower, the Lenders party
                           thereto, The Chase Manhattan Bank, as Administrative
                           Agent, Chase Securities, Inc. as Arranger, and
                           Bankers Trust Company, NationsBank, N.A. and Wells
                           Fargo Bank, National Association as Co-Arrangers and
                           Documentation Agents (filed as Exhibit 10.14 to the
                           Registrant's Form 8-K dated August 10, 1998 and
                           incorporated herein by reference).


         10.20      -      Loan Agreement dated as of October 10, 1997 among
                           Bristol Lodging Company, Bristol Lodging Holding
                           Company, Nomura Asset Capital Corporation as
                           administrative agent and collateral agent for Lenders
                           and Bankers Trust Company as co-agent for Lenders
                           (filed as Exhibit 10.10 to the Bristol Hotel Company
                           Annual report on Form 10-K for the year ended
                           December 31, 1997 and incorporated herein by
                           reference).

         21.1*      -      List of Subsidiaries of the Registrant.

         23.1*      -      Consent of PricewaterhouseCoopers LLP

         27*        -      Financial Data Schedule.


---------------------
*  Filed herewith.