Form 10-Q
period 1999-03-31
FELCOR LODGING TRUST INC
filed 1999-05-17
CIK 923603

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

        (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM _________ TO _________

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



     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on May 11, 1999 was 68,064,892.

--------------------------------------------------------------------------------

                      FELCOR LODGING TRUST INCORPORATED

                                    INDEX




                                                                                                     Page
                                                                                                     ----
                    PART I. -- FINANCIAL INFORMATION
Item 1.   Financial Statements.......................................................................  3
          FELCOR LODGING TRUST INCORPORATED
           Consolidated Balance Sheets - March 31, 1999 (Unaudited)
            and December 31, 1998....................................................................  3
           Consolidated Statements of Operations -- For the Three Months
            Ended March 31, 1999 and 1998 (Unaudited)................................................  4
           Consolidated Statements of Cash Flows -- For the Three Months
            Ended March 31, 1999 and 1998 (Unaudited)................................................  5
           Notes to Consolidated Financial Statements................................................  6
          DJONT OPERATIONS, L.L.C.
           Consolidated Balance Sheets - March 31, 1999 (Unaudited)
            and December 31, 1998.................................................................... 14
           Consolidated Statements of Operations -- For the Three Months
            Ended March 31, 1999 and 1998 (Unaudited)................................................ 15
           Consolidated Statements of Cash Flows -- For the Three Months
            Ended March 31, 1999 and 1998 (Unaudited)................................................ 16
           Notes to Consolidated Financial Statements................................................ 17
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...... 19
           General/First Quarter Highlights.......................................................... 19
           Results of Operations..................................................................... 20
           Liquidity and Capital Resources........................................................... 24

                          PART II. -- OTHER INFORMATION

Item 2.   Changes in Securities...................................................................... 29
Item 5.   Other Information.......................................................................... 29
Item 6.   Exhibits and Reports on Form 8-K........................................................... 29

SIGNATURE............................................................................................ 30

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FELCOR LODGING TRUST INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                        1999             1998
                                                                                     -----------      -----------
                                                                                     (UNAUDITED)
                                     ASSETS

Investment in hotels, net of accumulated depreciation of $214,333
 in 1999 and $178,072 in 1998 ..................................................     $ 4,010,960      $ 3,955,582
Investment in unconsolidated entities ..........................................         138,987          148,065
Cash and cash equivalents ......................................................          26,644           34,692
Due from Lessees ...............................................................          31,513           18,968
Deferred expenses, net of accumulated amortization of $2,704
 in 1999 and $2,096 in 1998 ....................................................          15,982           10,041
Other assets ...................................................................           7,685            8,035
                                                                                     -----------      -----------

           Total assets ........................................................     $ 4,231,771      $ 4,175,383
                                                                                     ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt, net of discount of $1,571 in 1999 and $1,628 in 1998 .....................     $ 1,671,191      $ 1,594,734
Distributions payable ..........................................................          42,547           67,262
Accrued expenses and other liabilities .........................................          68,318           57,312
Minority interest in Operating Partnership, 2,988 and 2,939 units issued and
 outstanding at March 31, 1999 and December 31, 1998, respectively .............          88,528           87,353
Minority interest in other partnerships ........................................          51,911           51,105
                                                                                     -----------      -----------
           Total liabilities ...................................................       1,922,495        1,857,766
                                                                                     -----------      -----------

Commitments and contingencies (Notes 3 and 5)

Shareholders' equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
 Series A Cumulative Preferred Stock, 6,050 shares issued and outstanding ......         151,250          151,250
 Series B Redeemable Preferred Stock, 58 shares issued and outstanding .........         143,750          143,750
Common stock, $.01 par value, 200,000 shares authorized, 69,289 and 69,284 shares issued, including shares in treasury, at March 31, 1999
 and December 31, 1998, respectively ...........................................             693              693
Additional paid-in capital .....................................................       2,141,866        2,142,250
Distributions in excess of earnings ............................................         (86,796)         (78,839)
Common stock in treasury, at cost, 1,213 shares ................................         (41,487)         (41,487)
                                                                                     -----------      -----------
           Total shareholders' equity ..........................................       2,309,276        2,317,617
                                                                                     -----------      -----------

           Total liabilities and shareholders' equity ..........................     $ 4,231,771      $ 4,175,383
                                                                                     ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED


                    CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            ----------------------------
                                                                               1999             1998
                                                                            -----------      -----------
Revenues:
 Percentage lease revenue .............................................     $   124,991      $    56,060
 Equity in income from unconsolidated entities ........................           1,246            1,293
 Other revenue ........................................................             680              175
                                                                            -----------      -----------
           Total revenues .............................................         126,917           57,528
                                                                            -----------      -----------

Expenses:
 General and administrative ...........................................           2,244            1,199
 Depreciation .........................................................          36,425           15,887
 Taxes, insurance, and other ..........................................          20,953            7,270
 interest expense .....................................................          28,422            9,731
 Minority interest in Operating Partnership ...........................           1,320            1,751
 Minority interest in other partnerships ..............................             806              190
                                                                            -----------      -----------
           Total expenses .............................................          90,170           36,028
                                                                            -----------      -----------

Income before extraordinary charge ....................................          36,747           21,500
Extraordinary charge from write off of deferred financing fees ........                              556
                                                                            -----------      -----------
Net income ............................................................          36,747           20,944
Preferred dividends ...................................................           6,184            2,949
                                                                            -----------      -----------

Income applicable to common shareholders ..............................     $    30,563      $    17,995
                                                                            ===========      ===========

Per common share data:
Basic:
 Income applicable to common shareholders before extraordinary
    charge ............................................................     $      0.45      $      0.51
 Extraordinary charge .................................................                            (0.02)
                                                                            -----------      -----------
 Net income applicable to common shareholders .........................     $      0.45      $      0.49
                                                                            ===========      ===========
 Weighted average common shares outstanding ...........................          68,009           36,539

Diluted:
 Income applicable to common shareholders before extraordinary
    charge ............................................................     $      0.45      $      0.51
 Extraordinary charge .................................................                            (0.02)
                                                                            -----------      -----------
 Net income applicable to common shareholders .........................     $      0.45      $      0.49
                                                                            ===========      ===========
 Weighted average common shares outstanding ...........................          68,344           36,905


       The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (UNAUDITED, IN THOUSANDS)


                                                                              THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ----------------------------
                                                                          1999             1998
                                                                       -----------      -----------
Cash flows from operating activities:
 Net income .........................................................  $    36,747      $    20,944
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ....................................................       36,425           15,887
    Amortization of deferred financing fees .........................          608              628
    Accretion of debt ...............................................         (262)
    Amortization of unearned officers' and directors' compensation ..          173              191
    Equity in income from unconsolidated entities ...................       (1,246)          (1,293)
    Extraordinary charge for write off of deferred financing fees ...                           556
    Minority interest in Operating Partnership ......................        1,320            1,751
    Minority interest in other partnerships .........................          806              190
   Changes in assets and liabilities:
    Due from Lessees ................................................      (12,545)         (14,907)
    Deferred financing fees .........................................       (6,549)             (84)
    Other assets ....................................................          306           (2,898)
    Accrued expenses and other liabilities ..........................        5,677           12,212
                                                                       -----------      -----------
     Net cash flow provided by operating activities .................       61,460           33,177
                                                                       -----------      -----------

Cash flows used in investing activities:
 Acquisition of hotels ..............................................      (10,802)         (26,516)
 Acquisition of unconsolidated entities .............................                           (10)
 Sale of hotels .....................................................        9,916
 Improvements and additions to hotels ...............................      (81,781)          (5,227)
 Cash distributions from unconsolidated entities ....................       10,180           14,510
                                                                       -----------      -----------
     Net cash flow used in investing activities .....................      (72,487)         (17,243)
                                                                       -----------      -----------

Cash flows from financing activities:
 Proceeds from borrowings ...........................................      153,000           30,000
 Repayment of borrowings ............................................      (79,041)         (13,078)
 Distributions paid to limited partners .............................       (2,630)          (1,667)
 Distributions paid to preferred shareholders .......................       (7,436)          (2,949)
 Distributions paid to common shareholders ..........................      (60,914)         (20,050)
                                                                       -----------      -----------
     Net cash flow provided by (used in) financing activities .......        2,979           (7,744)
                                                                       -----------      -----------

Net change in cash and cash equivalents .............................       (8,048)           8,190
Cash and cash equivalents at beginning of periods ...................       34,692           17,543
                                                                       -----------      -----------
Cash and cash equivalents at end of periods .........................  $    26,644      $    25,733
                                                                       ===========      ===========

Supplemental cash flow information --
 Interest paid ......................................................  $    22,347      $     9,320
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

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND FIRST QUARTER HIGHLIGHTS

         FelCor Lodging Trust Incorporated ("FelCor") is one of the nation's largest hotel real estate investment trusts ("REIT") which, at March 31, 1999, owned interests in 189 hotels with nearly 50,000 rooms and suites (collectively the "Hotels") through its greater than 95% equity interest in FelCor Lodging Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company". The Company owns 100% interests in 165 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 15 hotels.

         FelCor strives to be the premier full-service lodging REIT partnered with leading brands and management companies to create shareholder value. The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table presents the Hotels by brand operated by each of the Company's Lessees at March 31, 1999:

                         BRAND                DJONT      BRISTOL         TOTAL
                         -----                -----      -------         -----
Embassy Suites                                 59                         59
Holiday Inn                                                47             47
Doubletree and Doubletree Guest Suites(R)      16                         16
Crowne Plaza and Crowne Plaza Suites(R)                    14             14
Holiday Inn Select(R)                                      11             11
Sheraton(R)and Sheraton Suites(R)               9                          9
Hampton Inn(R)                                              9              9
Holiday Inn Express(R)                                      6              6
Fairfield Inn(R)                                            5              5
Harvey Hotel(R)                                             4              4
Independents                                                3              3
Courtyard by Marriott(R)                                    2              2
Four Points by Sheraton(R)                                  1              1
Hilton Suites(R)                                1                          1
Homewood Suites(R)                                          1              1
Westin(R)                                       1                          1
                                              ---        ----           ----
         Total Hotels                          86         103            189
                                              ===         ====           ====

         The Hotels are located in the United States (34 states) and Canada, with 79 hotels in California, Florida and Texas. The following table provides information regarding the net acquisition of hotels through March 31, 1999:

                                                            NET HOTELS
                                                        ACQUIRED/(DISPOSED)
                                                        -------------------
1994                                                               7
1995                                                              13
1996                                                              23
1997                                                              30
1998                                                             120
FIRST QUARTER 1999                                                (4)
                                                                ----
                                                                 189
                                                                ====

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND FIRST QUARTER HIGHLIGHTS -- (CONTINUED)

         At March 31, 1999 the Company leased 86 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT"), 102 of the Hotels to Bristol Hotels & Resorts or a consolidated subsidiary thereof ("Bristol" and, together with DJONT, the "Lessees"). One hotel, managed by Bristol, was not leased.

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

         Bristol leases and manages 102 Hotels and manages one hotel which operated without a lease. Bristol is one of the largest independent hotel operating companies in North America and operates the largest number of Bass Hotels & Resorts-branded hotels in the world.

         A brief discussion of the first quarter 1999 highlights follows:

o Completed renovations at six hotels at a total project cost of $23.8 million.

o        Twenty-four additional hotels undergoing renovation.

o Capital expenditures to the Hotel portfolio per the Company's renovation and redevelopment program totaled $73 million in addition to $9 million of routine capital replacements and improvements.

o Four of the hotels acquired in the merger with Bristol Hotel Company in 1998 (the "Bristol Merger") were sold during the quarter - two in Colorado Springs, Colorado, and one each in Columbia, South Carolina and Flagstaff, Arizona - for an aggregate sales price of $10.5 million ($9.9 million net proceeds). One additional hotel was sold in April 1999 for $2.1 million and FelCor has a pending sales contract on one hotel for $3.3 million which is expected to close within the next couple of months. One additional hotel acquired in the Bristol Merger is being actively offered for sale. No significant gain or loss has occurred or is expected to occur with respect to the sale of these hotels.

o Declared first quarter dividends of $0.55 per common share, $0.4875 per $1.95 Series A Cumulative Convertible Preferred Share and $0.5625 per depositary share evidencing the 9% Series B Cumulative Redeemable Preferred Stock.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or shareholders' equity.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and DJONT included in FelCor's Annual Report on Form 10-K for the year ended December 31, 1998 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The financial statements for the three months ended March 31, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position of the Company for the unaudited periods.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         At March 31, 1999, the Company owned 50% interests in separate entities owning 15 hotels, a parcel of undeveloped land, and a condominium management company. The Company also owned a 97% nonvoting interest in an entity that is developing condominiums for sale and owns a recently completed hotel annex. The Company is accounting for its investments in these unconsolidated entities under the equity method.

         Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                    MARCH 31,       DECEMBER 31,
                                                                      1999              1998
                                                                    --------          --------
Balance sheet information:
 Investment in hotels, net of accumulated depreciation........      $267,734          $269,881
 Non-recourse mortgage debt...................................      $191,664          $176,755
 Equity.......................................................      $ 95,980          $105,347



                                                                THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             1999             1998
                                                          -----------      -----------
Statements of operations information:
 Percentage lease revenue ...........................     $    12,571      $    12,347
 Other income .......................................           1,589              160
                                                          -----------      -----------
          Total revenue .............................          14,160           12,507
                                                          -----------      -----------
 Expenses:
 Depreciation .......................................           4,879            4,263
 Taxes, insurance, and other ........................           2,342            1,567
 Interest expense ...................................           3,219            3,259
                                                          -----------      -----------
          Total expenses ............................          10,440            9,089
                                                          -----------      -----------

 Net income .........................................     $     3,720      $     3,418
                                                          ===========      ===========

 Net income attributable to the Company .............     $     1,781      $     1,709
 Amortization of cost in excess of book value .......            (535)            (416)
                                                          -----------      -----------
 Equity in income from unconsolidated entities ......     $     1,246      $     1,293
                                                          ===========      ===========

3.       DEBT

         On March 4, 1999 the Company completed a $63 million first mortgage term loan ("Mortgage Loan"). The Mortgage Loan is collateralized by three hotels, bears interest at 200 basis points over LIBOR (30 day LIBOR at March 31, 1999, was 4.94%), matures in February 2003 and amortizes over 25 years. The proceeds from this loan were used to pay off a $44 million mortgage loan due December 2002 and to acquire ownership of land previously held under ground lease.

                       FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       DEBT -- (CONTINUED)

         Debt at March 31, 1999 and December 31, 1998 consists of the following (in thousands): (see "Subsequent Events" Note 8)

                                                                                                 OUTSTANDING BALANCE
                                                                                       --------------------------------------
                                         INTEREST RATE            MATURITY DATE        MARCH 31, 1999       DECEMBER 31, 1998
                                         -------------            -------------        --------------       -----------------
FLOATING RATE DEBT:
  Line of Credit                   LIBOR + 150bp               June 2001                  $ 480,000              $ 411,000
  Term Loan                        LIBOR + 150bp               December 1999                250,000                250,000
  Mortgage debt                    LIBOR + 200bp               February 2003                 63,000
  Other                            Up to LIBOR + 150bp         Various                       25,650                 34,750
                                                                                         ----------             ----------
Total floating rate debt                                                                    818,650                695,750
                                                                                         ----------             ----------

FIXED RATE DEBT:
  Line of credit - swapped                   7.24%             June 2001                    325,000                325,000
  Publicly-traded term notes                 7.38%             October 2004                 174,279                174,249
  Publicly-traded term notes                 7.63%             October 2007                 124,150                124,122
  Mortgage debt                              7.24%             November 2007                144,212                145,062
  Mortgage debt                              6.97%             December 2002                                        43,836
  Other                                  6.96% - 7.23%         2000 - 2005                   84,900                 86,715
                                                                                         ----------             ----------
Total fixed rate debt                                                                       852,541                898,984
                                                                                         ----------             ----------
         Total debt                                                                      $1,671,191             $1,594,734
                                                                                         ==========             ==========

         A portion of the Company's Line of Credit is matched with interest rate swap agreements which effectively convert the variable rate on the Line of Credit to a fixed rate.

         The Line of Credit and the Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At March 31, 1999, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Term Loan. Most of the collateralized borrowings are nonrecourse to the Company (with certain exceptions) and contain provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the collateralized borrowings are prepayable; however they are subject to various prepayment penalties, yield maintenance, or defeasance obligations.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       TAXES, INSURANCE, AND OTHER

         Taxes, insurance, and other is comprised of the following for the three months ended March 31, 1999 and 1998 (in thousands):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        1999            1998
                                                     -----------     -----------
Real estate and personal property taxes ........     $    14,636     $     6,566
Property insurance .............................             853             252
Land lease expense .............................           4,006             227
State franchise taxes ..........................           1,074             225
Other ..........................................             384
                                                     -----------     -----------
         Total taxes, insurance, and other .....     $    20,953     $     7,270
                                                     ===========     ===========

5.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company is to receive rental income from the Lessees under the Percentage Leases which expire in 2002 (six hotels), 2003 (four hotels), 2004 (12 hotels), 2005 (19 hotels), 2006 (26 hotels), 2007 (37 hotels), 2008 (54 hotels), and thereafter (16 hotels). The rental income under the Percentage Leases between 14 of the unconsolidated entities, of which the Company owns 50%, is payable by the Lessee to the respective entities and is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) payable to the Company under these noncancellable operating leases at March 31, 1999 is as follows (in thousands):

                                                             DJONT           BRISTOL             TOTAL
                                                           ----------       ----------         ----------
Remainder of 1999....................................       $ 104,392        $ 117,108          $ 221,500
2000.................................................         140,749          180,626            321,375
2001.................................................         144,123          180,647            324,770
2002.................................................         144,480          180,620            325,100
2003.................................................         130,445          177,873            308,318
2004 and thereafter..................................         519,383          822,832          1,342,215
                                                           ----------       ----------         ----------
                                                           $1,183,572       $1,659,706         $2,843,278
                                                           ==========       ==========         ==========

         Certain entities owning interests in DJONT and managers for certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. No loans were outstanding under such agreements at March 31, 1999.

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

         Bristol serves as both the lessee and manager of 102 Hotels leased to it by the Company at March 31, 1999 and, as such, is compensated for both roles through the profitability of the Hotels, after meeting their operating expenses and rental obligations under the Percentage Leases.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases. As an additional credit enhancement, the Bristol Lessees obtained a letter of credit (the "Letter of Credit") issued by Bankers Trust Company for the benefit of the Company in the original amount of $20 million that is required to be maintained until July 27, 1999. This Letter of Credit is subject to periodic reductions upon satisfaction of certain conditions and at March 31, 1999, was in the amount of $15.9 million. According to Bristol's financial statements filed with the SEC, for the three months ended March 31, 1999, Bristol earned $1.1 million of net income and at March 31, 1999, had stockholders' equity of $36.6 million.

         The Company has a Renovation and Redevelopment Program for the Hotels and presently expects approximately $160 million to be invested during 1999 under this program, which may be funded from cash on hand or borrowings under its Line of Credit. Through the three months ending March 31, 1999 the Company has spent approximately $73 million under the Renovation and Redevelopment program.

         Bristol is a public company whose common stock is listed on the New York Stock Exchange under the symbol BH and that files its financial statements with the SEC in accordance with the Securities and Exchange Act of 1934.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

         During the first three months of 1999, the Company purchased the land related to three hotels which were previously leased under long term land leases for an aggregate purchase price of $19.8 million as follows (in thousands):

Assets acquired.................................................         $ 19,776
Debt assumed....................................................          (7,800)
Operating Partnership units issued..............................          (1,174)
                                                                         -------
     Net cash paid by the Company...............................         $10,802
                                                                         ========

     The debt assumed was paid off immediately after the purchase.

7.       SEGMENT INFORMATION

         The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at March 31, 1999 were DJONT and Bristol. Prior to July 28, 1998 (the date of the Bristol Merger) the Company had only one Lessee, DJONT. Accordingly, segment information is not disclosed for the three months ended March 31, 1998.

                       FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       SEGMENT INFORMATION -- (CONTINUED)

         The following table presents information for the reportable segments for the three months ended March 31, 1999 (in thousands):

                                                                                                 CORPORATE
                                                                                 SEGMENT        NOT ALLOCABLE     CONSOLIDATED
                                                      DJONT         BRISTOL       TOTAL          TO SEGMENTS         TOTAL
                                                     -------        -------      --------       -------------     -------------
Statement of Operations Information:
Revenues:
 Percentage lease revenue......................      $73,072        $51,919      $124,991                            $124,991
 Equity in income from unconsolidated
   entities....................................          960            286         1,246                              1,246
 Other revenue.................................           24            433           457          $    223              680
                                                     -------        -------      --------          --------         --------
     Total revenues............................       74,056         52,638       126,694               223          126,917
                                                     -------        -------      --------          --------         --------

Expenses:
 General and administrative....................                                                       2,244            2,244
 Depreciation..................................       20,090         16,335        36,425                             36,425
 Taxes, insurance, and other...................        9,212         11,741        20,953                             20,953
 Interest expense..............................                                                      28,422           28,422
 Minority interest in Operating
 Partnership...................................                                                       1,320            1,320
 Minority interest in other partnerships.......          806                          806                                806
                                                     -------        -------      --------          --------         --------
     Total expenses............................       30,108         28,076        58,184            31,986           90,170
                                                     -------        -------      --------          --------         --------

Net income ....................................      $43,948        $24,562      $ 68,510          $(31,763)        $ 36,747
                                                     =======        =======      ========          =========        ========

Funds from operations:
Net income ....................................      $43,948        $24,562      $ 68,510          $(31,763)        $ 36,747
Series B preferred dividends...................                                                      (3,234)         (3,234)
Depreciation...................................       20,090         16,335        36,425                             36,425
Depreciation for unconsolidated entities.......        2,404            187         2,591                              2,591
Minority interest in Operating Partnership.....                                                        1,320           1,320
                                                     -------        -------      --------          --------         --------
Funds from operations..........................      $66,442        $41,084      $107,526          $(33,677)        $ 73,849
                                                     =======        =======      ========          =========        ========
Weighted average common shares and
 units outstanding (1).........................                                                                       75,988

(1) Weighted average common shares and units outstanding are computed including dilutive options and unvested stock grants, and assuming conversion of Series A Preferred Stock to Common Stock.

8.       SUBSEQUENT EVENTS

         On April 1, 1999, the Company closed a five-year, $375 million term loan (the "Senior Term Loan"). The Senior Term Loan is collateralized by stock and partnership interests in certain subsidiaries of the Company and bears interest at 250 basis points over LIBOR (30-day LIBOR at March 31, 1999, was 4.94%). The financial covenants in the Senior Term Loan are consistent with those in the Company's existing Line of Credit. In connection with this transaction, the Company's $850 million Line of Credit and existing seven and 10-year publicly-traded term

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       SUBSEQUENT EVENTS -- (CONTINUED)

notes were equally and ratably collateralized by the same collateral securing the Senior Term Loan. Upon the Company achieving investment grade credit ratings from the applicable rating agencies, the stock and partnership interest collateral will be released. The proceeds of the Senior Term Loan were used to immediately pay off the $250 million term loan which was to mature on December 31, 1999 and to reduce borrowings under the Company's Line of Credit.

         On April 1, 1999, the Company also closed a 10-year, $100 million mortgage loan (the "April 1999 First Mortgage Term Loan"). The April 1999 First Mortgage Term Loan is non-recourse (with certain exceptions), is secured by seven Embassy Suites hotels, carries a fixed rate coupon of 7.54%, matures in April 2009 and amortizes over 25 years. The proceeds from this loan were used to reduce outstanding borrowings under the Company's Line of Credit.

         On May 13, 1999, the Company closed a 10-year, $75 million mortgage loan (the "May 1999 First Mortgage Term Loan"). This loan is non-recourse (with certain exceptions), is collateralized by six Embassy Suites hotels, carries a fixed rate coupon of 7.55%, matures in May 2009 and amortizes over 25 years. The proceeds from this loan were used to reduce outstanding borrowings under the Company's Line of Credit.

         The Company presently intends to issue approximately $200 million of seven year senior notes during the second quarter of 1999, subject to market conditions. The net proceeds from the sale of such notes, if completed, will be used to reduce outstanding borrowings under the Company's Line of Credit.

                            DJONT OPERATIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      1999             1998
                                                                                  ------------      ------------
                                                                                  (UNAUDITED)

                                     ASSETS
Cash and cash equivalents ...................................................     $     30,932      $     28,538
Accounts receivable, net ....................................................           39,142            27,561
Inventories .................................................................            4,172             4,381
Prepaid expenses ............................................................            4,477               471
Other assets ................................................................            2,908             3,021
Investment in real estate ...................................................           12,281
                                                                                  ------------      ------------

     Total assets ...........................................................     $     93,912      $     63,972
                                                                                  ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade .....................................................     $      6,560      $      6,514
Accounts payable, other .....................................................           14,241             6,994
Due to FelCor Lodging Trust Incorporated ....................................           28,678            16,875
Accrued expenses and other liabilities ......................................           43,301            41,820
Minority interest ...........................................................            4,364
Debt ........................................................................            7,765
                                                                                  ------------      ------------

     Total liabilities ......................................................          104,909            72,203
                                                                                  ------------      ------------

Commitments and contingencies (Note 2)

Shareholders' equity (deficit):
Capital .....................................................................                1                 1
Accumulated deficit .........................................................          (10,998)           (8,232)
                                                                                  ------------      ------------

     Total shareholders' deficit ............................................          (10,997)           (8,231)
                                                                                  ------------      ------------

 Total liabilities and shareholders' equity .................................     $     93,912      $     63,972
                                                                                  ============      ============





        The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.



                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (UNAUDITED, IN THOUSANDS)


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                   -----------------------------
                                                     1999              1998
                                                   -----------       -----------
Revenue:
 Room and suite revenue .....................      $   167,731       $   143,284
 Food and beverage revenue ..................           21,187            15,264
 Food and beverage rent .....................            1,265             1,173
 Other revenue ..............................           14,012            11,368
                                                   -----------       -----------

          Total revenues ....................          204,195           171,089
                                                   -----------       -----------

Expenses:
 Property operating costs ...................           46,228            38,605
 General and administrative .................           14,946            12,308
 Advertising and promotion ..................           13,907            11,839
 Repair and maintenance .....................            9,558             7,987
 Utilities ..................................            7,153             6,097
 Management and incentive fees ..............            6,393             5,548
 Franchise fees .............................            4,918             4,087
 Food and beverage expenses .................           15,525            13,513
 Percentage lease expenses ..................           85,844            68,438
 Lessee overhead expenses ...................              266               359
 Liability insurance ........................              565               266
 Interest expense ...........................              216
 Other ......................................            1,442             1,267
                                                   -----------       -----------

          Total expenses ....................          206,961           170,314
                                                   -----------       -----------

Net income (loss) ...........................      $    (2,766)      $       775
                                                   ===========       ===========




        The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (UNAUDITED, IN THOUSANDS)


                                                                                 THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ----------------------------
                                                                              1999             1998
                                                                           -----------      -----------
Cash flows from operating activities:
 Net income (loss) ...................................................     $    (2,766)     $       775
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Changes in assets and liabilities:
   Accounts receivable ...............................................         (11,581)          (6,958)
   Inventories .......................................................             209                9
   Prepaid expenses ..................................................          (4,006)             333
   Other assets ......................................................             281              842
   Due to FelCor Lodging Trust Incorporated ..........................          11,803           14,907
   Accounts payable, accrued expenses and other liabilities ..........           8,454            4,661
                                                                           -----------      -----------
   Net cash flow provided by operating activities ....................           2,394           14,569
                                                                           -----------      -----------

Net change in cash and cash equivalents ..............................           2,394           14,569
Cash and cash equivalents at beginning of periods ....................          28,538           25,684
                                                                           -----------      -----------
Cash and cash equivalents at end of periods ..........................     $    30,932      $    40,253
                                                                           ===========      ===========



         The accompany notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Thomas J. Corcoran, Jr, the President, Chief Executive Officer and a Director of FelCor Lodging Trust Incorporated ("FelCor"), and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT Operations, L.L.C., a Delaware limited liability company. The remaining 50% nonvoting common equity interest is beneficially owned by the children of Charles N. Mathewson, a Director of FelCor.

         Eighty-six of the hotels in which FelCor Lodging Limited Partnership (the "Operating Partnership") had an ownership interest at March 31, 1999 (the "DJONT Hotels"), are leased to DJONT Operations L.L.C. or a consolidated subsidiary thereof ("DJONT") pursuant to percentage leases ("Percentage Leases"). Certain entities owning interests in DJONT and the managers of certain DJONT Hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. No loans were outstanding under such agreements at March 31, 1999.

         Fifty-nine of the Hotels are operated as Embassy Suites(R) hotels, 16 are operated as Doubletree(R) or Doubletree Guest Suites(R) hotels, nine are operated as Sheraton(R) or Sheraton Suites(R) hotels, one is operated as a Westin(R) hotel, and one is operated as a Hilton Suites(R) hotel. Seventy-three of the Hotels are managed by subsidiaries of Promus Hotel Corporation ("Promus"). Promus is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, 10 are managed by subsidiaries of Starwood Hotels and Resorts Worldwide, Inc. ("Starwood") and three are managed by two independent management companies.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         DJONT has future lease commitments under the Percentage Leases which expire in 2002 (six hotels), 2004 (seven hotels), 2005 (12 hotels), 2006 (18 hotels), 2007 (23 hotels), 2008 (12 hotels) and 2012 (eight hotels). Minimum future rental payments (i.e., base rents) under these noncancellable operating leases at March 31, 1999 is as follows (in thousands):


YEAR                                                                        AMOUNT
----                                                                      ----------
Remainder of 1999...................................................      $  124,792
2000................................................................         167,949
2001................................................................         171,324
2002................................................................         171,681
2003................................................................         157,646
2004 and thereafter.................................................         599,173
                                                                          ----------
                                                                          $1,392,565
                                                                          ==========

3.       INVESTMENT IN REAL ESTATE

         DJONT acquired thirty shares of the Class A Voting Common Stock, $0.01 par value per share of Kingston Plantation Development Corporation ("KPDC") which represents 3% of the equity and 100% of the voting interest in that entity.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      INVESTMENT IN KINGSTON PLANTATION DEVELOPMENT CORPORATION -- (CONTINUED)

        The investment is recorded on a consolidated basis in DJONT's financial statements. A summary of the fair values of the assets and liabilities recorded from the acquisition of DJONT's consolidated interest in KPDC at the date of the acquisition is as follows (in thousands):

Investment in hotel.................................           $12,450
                                                               =======

Debt................................................           $ 7,766
Minority interest...................................             4,677
Accrued expenses and other liabilities..............                 7
                                                               -------
                                                               $12,450
                                                               =======

        DJONT has reflected as a liability a mortgage note, dated November 24, 1998, from a wholly-owned subsidiary of KPDC, to FelCor Lodging Limited Partnership. The note bears a fixed interest rate of 8.0% per annum with a 30 year amortization and matures on December 31, 2004.

        The indebtedness is collateralized by a Mortgage and Assignment of Leases and Rents with respect to the New Orleans Embassy Suites Hotel Annex. Future scheduled principal payments on the debt are as follows (in thousands):


YEAR
----
Remainder of 1999...................................            $    5
2000................................................                65
2001................................................                71
2002................................................                77
2003................................................                83
2004 and thereafter.................................             7,465
                                                                ------
                                                                $7,766
                                                                ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

FIRST QUARTER HIGHLIGHTS:

o Revenues increased 121% for the quarter from $57.5 million to $126.9 million.

o Net income applicable to common shareholders increased 70% for the quarter from $18.0 million to $30.6 million. Diluted net income per share applicable to common shareholders decreased 8% from $0.49 to $0.45 per share.

o Funds From Operations ("FFO") increased 77% from $41.7 million to $73.8 million. FFO per share and unit increased 3.2% from $0.94 to $0.97 per share.

o Revenue per available room ("RevPAR") for the Company's comparable hotel portfolio (128 hotels) increased 2.2% for the quarter. Comparable hotel RevPAR increases for the quarter by brand are as follows:

          Doubletree (12 hotels)                                6.8%
          Embassy Suites (48 hotels)                            1.9%
          Holiday branded hotels (36 hotels)                    3.5%
          Sheraton (4 hotels)                                   3.9%

     However, the nine recently renovated and rebranded Crowne Plaza hotels (which are not included in the comparable hotel portfolio) produced a 23.3% average RevPAR increase for the current quarter, over the prior year quarter. The average daily rate (ADR) at these hotels increased 15.4% for the current quarter, over the prior year quarter. ADR at the Bristol non-comparable hotels (34 hotels including the nine Crowne Plaza hotels) increased 12.6% in the quarter.

o Thirty hotels (19 of which are Bristol operated hotels) were undergoing renovation, redevelopment, or rebranding during the quarter, resulting in approximately 157,000 room nights out-of-service, or approximately 3.5% of available room nights. Included in this number were 18 Holiday Inn or Holiday Inn Select hotels, six Embassy Suites, three Doubletree, two Sheraton, and one independent hotel. Two of these hotels were closed during the quarter for redevelopment; the Allerton Hotel-Chicago, that is expected to re- open in May 1999 (to be rebranded as a Crowne Plaza), and the Holiday Inn-Tampa Busch Gardens, re- opened in late February, 1999. On April 1, 1999, two hotels were rebranded, the Dallas (DFW Airport South) hotel to an Embassy Suites and the Wilmington, Delaware hotel to a Doubletree hotel.

o FelCor spent $73 million (out of a planned $160 million during 1999) on renovations, redevelopment, and rebranding at 30 hotels and $9 million of additional capital expenditures to maintain the remaining hotels in a competitive condition. Approximately $20 million of the first quarter 1999 renovation expenditures related to the Allerton Hotel-Chicago.

o Four of the hotels acquired in the merger with Bristol Hotel Company in 1998 were sold during the quarter - two in Colorado Springs, Colorado, and one each in Columbia, South Carolina and Flagstaff, Arizona - for an aggregate sales price of $10.5 million. One additional hotel was sold in April 1999 for $2.1 million and FelCor has a pending sales contract on one hotel for $3.3 million which is expected to close within the next couple of months. One additional hotel acquired in the Bristol Merger is being actively offered for sale. No significant gain a loss has occurred or is expected to occur with respect to the sale of these hotels.

o Declared first quarter dividends of $0.55 per common share, $0.4875 per $1.95 Series A Cumulative Convertible Preferred share and $0.5625 per depositary share relating to the 9% Series B Cumulative Redeemable Preferred Stock. The current annual dividend on Common Stock of $2.20 results in a current FFO payout ratio of approximately 54% and a dividend yield of approximately 8.9%, based on the May 11, 1999, closing price for FelCor Common Stock on the NYSE.

o Following the end of the first quarter, FelCor has completed a five-year, $375 million Senior Term Loan, a 10-year, $100 million first mortgage term loan and a 10-year, $75 million first mortgage term loan. The proceeds from these loans were used to immediately pay off FelCor's $250 million unsecured term loan, which was to mature on December 31, 1999, and to reduce outstanding borrowings under its existing $850 million Line of Credit.

RESULTS OF OPERATIONS

The Company

     Three Months Ended March 31, 1999 and 1998

         For the three months ended March 31, 1999 and 1998, the Company had revenues of $126.9 million and $57.5 million, respectively, consisting primarily of Percentage Lease revenues of $125.0 million and $56.1 million, respectively. The increase in total revenue is primarily attributable to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in 114 additional hotels since March 31, 1998, including 103 hotels (net of hotels subsequently sold) that were acquired through the Bristol Merger on July 28, 1998. Additionally, those hotels owned at both March 31, 1999 and 1998 recorded an increase in Percentage Lease revenues of $7.4 million or 13.2%.

         The Company generally seeks to acquire hotels that management believes can achieve increases in room and suite revenue and RevPAR as a result of renovation, redevelopment and rebranding, or a change in management. However, during the course of such improvements hotel revenue performance is often adversely affected by such temporary factors as rooms and suites out of service and disruptions of hotel operations. (A more detailed discussion of hotel room and suite revenue is contained in "The Hotels" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Total expenses increased $54.2 million in the three months ended March 31, 1999, from $36.0 million to $90.2 million, compared to the same period in 1998. This increase resulted primarily from the additional hotels acquired in 1998. Total expenses as a percentage of total revenue increased to 71% for the three months ended March 31, 1999, from 63% in the same period of 1998.

         The major components of the increase in expenses, as a percentage of total revenue, are: taxes, insurance, and other; and interest expense.

         Taxes, insurance, and other increased $13.7 million primarily as a result of the increased number of hotels owned. As a percentage of total revenue, taxes, insurance, and other increased from 12.6% to 16.5%. The majority of the increase, as a percentage of total revenue, is attributed to land leases, which represent 3.2% of total revenue in 1999 but only 0.4% in 1998. Land leases as a percentage of total revenue increased because of the greater number of hotels subject to land leases acquired through the Bristol Merger.

         Interest expense increased as a percentage of total revenue to 22.4% in the three months ended March 31, 1999, from 16.9% in the three months ended March 31, 1998. This increase in interest expense is attributed to the increased use of debt to finance acquisitions and renovations and the assumption of debt related to the more highly leveraged Bristol assets. Debt, as a percentage of investment in hotels at cost, increased from 28% at March 31, 1998 to 38% at March 31, 1999.

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

         The following table details the computation of Funds From Operations (in thousands):

                                                                             THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         ------------------------
                                                                           1999           1998
                                                                         ---------      ---------
Funds From Operations (FFO):
Net income .........................................................     $  36,747      $  20,944
   Series B redeemable preferred dividends .........................        (3,234)
   Extraordinary charge from write off of deferred financing fees ..                          556
   Depreciation ....................................................        36,425         15,887
   Depreciation for unconsolidated entities ........................         2,591          2,547
   Minority interest in Operating Partnership ......................         1,320          1,751
                                                                         ---------      ---------
FFO ................................................................     $  73,849      $  41,685
                                                                         =========      =========

Weighted average common shares and units outstanding ...............        75,988         44,575
                                                                         =========      =========

        Included in the FFO previously described is the Company's share of FFO from its interest in separate entities owning 15 hotels, a condominium management company and an entity that develops condominiums for sale and owns a recently completed hotel annex. The FFO contribution from these unconsolidated entities was derived as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                             1999          1998
                                                           --------      --------
Statements of operations information:
Percentage Lease revenue .............................     $ 12,571      $ 12,347
Depreciation .........................................     $  4,879      $  4,263
Taxes, insurance and other ...........................     $  2,342      $  1,567
Interest expense .....................................     $  3,219      $  3,259
Net income ...........................................     $  3,720      $  3,418

Percentage of net income attributable to the Company .     $  1,781      $  1,709
Amortization of cost in excess of book value .........         (535)         (416)
                                                           --------      --------
Equity in income from unconsolidated entities ........        1,246         1,293
Depreciation .........................................        2,056         2,132
Amortization of cost in excess of book value .........          535           416
                                                           --------      --------
FFO from unconsolidated entities .....................     $  3,837      $  3,841
                                                           ========      ========

The Hotels

        Upscale and full service hotels like Embassy Suites, Crowne Plaza, Holiday Inn, and Holiday Inn Select, Doubletree and Doubletree Guest Suites, and Sheraton, Sheraton Suites and Westin are expected to account for approximately 97% of Percentage Lease revenue in 1999. The following tables set forth historical occupancy, ADR and RevPAR at March 31, 1999 and 1998, and the percentage changes therein between the years presented for the Hotels in which the Company had an ownership interest at March 31, 1999. This information is presented regardless of the date of acquisition.

COMPARABLE HOTELS (A)

                                                                 FIRST QUARTER 1999
                                                       -------------------------------------
                                                       OCCUPANCY         ADR         REVPAR
                                                       --------       --------      --------
DJONT Comparable Hotels:
 Original Hotels (11 hotels) .....................         71.2%      $ 119.10      $  84.79
 CSS Hotels (18 hotels) ..........................         76.0         135.96        103.27
 1996 Acquisitions (12 hotels) ...................         72.0         131.38         94.62
 1997 Acquisitions (22 hotels) ...................         72.1         120.78         87.02
 1998 Acquisitions (2 hotels) ....................         80.7         111.30         89.86
 Total DJONT Comparable Hotels (65 hotels) .......         73.3         126.75         92.92

Total Bristol Comparable Hotels (63 hotels) ......         65.1          81.90         53.36

         Total Comparable Hotels (128 hotels) ....         69.2%      $ 105.76      $  73.24

                                                                  FIRST QUARTER 1998
                                                       -------------------------------------
                                                       OCCUPANCY         ADR         REVPAR
                                                       --------       --------      --------
 Original Hotels .................................         72.9%      $ 116.79      $  85.12
 CSS Hotels ......................................         74.8         132.94         99.48
 1996 Acquisitions ...............................         72.1         128.56         92.66
 1997 Acquisitions ...............................         71.2         118.86         84.59
 1998 Acquisitions ...............................         77.5         107.12         82.99
 Total DJONT Comparable Hotels ...................         72.9         124.22         90.53

Total Bristol Comparable Hotels ..................         67.0          78.72         52.76

         Total Comparable Hotels .................         70.0%      $ 102.48      $  71.69

                                                             CHANGE FROM PRIOR PERIOD
                                                          1ST QTR. 1999 VS. 1ST QTR. 1998
                                                       -------------------------------------
                                                       OCCUPANCY         ADR         REVPAR
                                                       --------       --------      --------
DJONT Comparable Hotels:
 Original Hotels .................................       (1.7)pts.       2.0%         (0.4)%
 CSS Hotels ......................................        1.1            2.3           3.8
 1996 Acquisitions ...............................       (0.1)           2.2           2.1
 1997 Acquisitions ...............................        0.9            1.6           2.9
 1998 Acquisitions ...............................        3.3            3.9           8.3
 Total DJONT Comparable Hotels ...................        0.4            2.0           2.6

Total Bristol Comparable Hotels ..................       (1.9)           4.0           1.1

         Total Comparable Hotels .................       (0.7)pts.       3.2%          2.2%

     (A) DJONT Comparable Hotels excludes 21 hotels undergoing redevelopment in either the first quarter of 1999 or 1998. Bristol Comparable Hotels excludes 34 hotels undergoing redevelopment in either the first quarter of 1999 or 1998, three individual hotel acquisitions and three hotels targeted for sale.

NON-COMPARABLE HOTELS

                                                                              FIRST QUARTER 1999
                                                                ----------------------------------------
                                                                OCCUPANCY          ADR            REVPAR
                                                                ---------        -------          ------
DJONT Non-comparable Hotels                                       64.3%          $111.77          $71.91
Bristol Non-comparable Hotels (B)                                 61.8             94.45           58.32

                                                                            FIRST QUARTER 1998
                                                                ----------------------------------------
                                                                OCCUPANCY          ADR            REVPAR
                                                                ---------        -------          ------
DJONT Non-comparable Hotels                                       71.3%          $107.64          $76.72
Bristol Non-comparable Hotels (B)                                 65.9             83.90           55.26

                                                                           CHANGE FROM PRIOR PERIOD
                                                                       1ST QTR. 1999 VS. 1ST QTR. 1998
                                                                    -------------------------------------
                                                                    OCCUPANCY          ADR        REVPAR
                                                                    ---------        -------      -------
DJONT Non-comparable Hotels                                           (7.0)pts.         3.8%       (6.3)%
Bristol Non-comparable Hotels (B)                                     (4.1)            12.6         5.5

         (B) Excludes three closed hotels under renovation and three hotels targeted for sale. In aggregate, the three hotels targeted for sale had a 17.9% decline in RevPAR for the first quarter 1999.

         Comparison of The Hotels' Operating Statistics for the Three Months Ended March 31, 1999 and 1998

         Revenue per available room ("RevPAR") for total Comparable hotels increased 2.2% for the three months ended March 31, 1999 compared to the same period in 1998. This increase was due to increases in RevPAR by state for hotels in Florida (increases of 5.5% in RevPAR which represents 16% of comparable room and suite revenue), and California (increases of 3.8% representing 14% of comparable room and suite revenue). These increases were offset by RevPAR decreases in Texas of 2.5% (representing 18% of comparable room and suite revenue) and Georgia of 0.4% (representing 9% of comparable room and suite revenue). These decreases were principally due to the absorption of new supply.

         Bristol non-comparable hotels (34) average daily room rates ("ADR") increased 12.6% and RevPAR increased 5.5%.

         Contributing to these increases were the nine recently renovated and rebranded Crowne Plaza hotels whose RevPAR increased 23.3% derived from a 15.4% increase in ADR. These nine hotels are in Philadelphia; Pleasanton, California; San Francisco Union Square, three in and around Dallas, Houston, Powers Ferry (Atlanta) and Meadowlands.

DJONT

         The Three Months Ended March 31, 1999 and 1998

         Total revenues increased to $204.2 million in the first quarter of 1999 from $171.1 million in the first quarter of 1998, an increase of 19.3%. Total revenues consisted primarily of room and suite revenue of $167.7 million and $143.3 million in the first quarter of 1999 and 1998, respectively.

         The increase in total revenues is primarily a result of the increase in the number of hotels leased to 86 hotels at March 31, 1999 from 75 hotels at March 31, 1998. Room and suite revenues from the 65 comparable hotels for the three months ended March 31, 1999 and 1998 increased 3.2% or $4.1 million. The increase in revenues at these hotels is due primarily to improvements in the percentage of occupied rooms ("Occupancy") and in average daily room rates ("ADR") of 73.3% and $126.75, respectively, for the three months ended March 31, 1999, as compared to the 72.9% and $124.22 for the three months ended March 31, 1998. Twenty-one hotels were undergoing renovation or rebranding during the quarter which resulted in a decrease in their combined occupancy and revenue per available room ("RevPAR") to 64.3% and $71.91, respectively for the three months ended March 31, 1999, as compared to the 71.3% and $76.72 for the three months ended March 31, 1998.

         DJONT's income before Percentage Lease expense decreased as a percentage of total revenues from 40.8% in the first quarter of 1998 to 40.7% in the first quarter of 1999 primarily as a result of increased food and beverage revenues as a percentage of total revenues of 10.4% in the first quarter of 1999 compared to 8.9% in the first quarter of 1998.

Bristol

         Bristol is a public company whose common stock is listed on the New York Stock Exchange under the symbol BH. Bristol files financial statements in accordance with the Securities and Exchange Act of 1934.

RENOVATION, REDEVELOPMENT, AND REBRANDING

         The Company spent $73 million on thirty hotels (19 of which are Bristol operated hotels) undergoing renovation, redevelopment, or rebranding during the quarter, resulting in approximately 157,000 room nights out- of-service, or approximately 3.5% of available room nights. This included 18 Holiday Inn or Holiday Inn Select hotels, six Embassy Suites, three Doubletree, two Sheraton, and one independent hotel. Included are two hotels, which were closed during the quarter for redevelopment, the Allerton Hotel-Chicago, expected to re-open in May 1999 (to be rebranded as a Crowne Plaza) and the Holiday Inn-Tampa Busch Gardens, re-opened in late February, 1999. In addition, $9 million was spent on normal capital expenditures to hotels.

         Included in the thirty hotels undergoing renovation are six hotels where renovations, totaling $23.8 million were completed and containing approximately 1,900 rooms, during the quarter as follows:

266-room Embassy Suites ($1.8 million)            Kansas City, Missouri
140-room Hampton Inn(R)($1.9 million)             Marietta, Georgia
167-room Holiday Inn ($2.4 million)               Kansas City, Missouri
565-room Holiday Inn ($2.5 million)               San Francisco, California
408-room Holiday Inn ($12.0 million)              Tampa (Busch Gardens), Florida
395-room Sheraton Gateway ($3.2 million)          Atlanta (Airport), Georgia

         The Company expects to spend approximately $160 million for capital expenditures in which may be funded from cash on hand or borrowings under its Line of Credit. Through the three months ending March 31, 1999, the Company has spent approximately $73 million (of the $160 million) under the Renovation and Redevelopment program.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the three months ended March 31, 1999, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $61.5 million and Funds From Operations was $73.8 million.

         The Lessees' obligations under the Percentage Leases are largely unsecured. The Lessees have limited capital resources, and, accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels.

         During the three months ended March 31, 1999, DJONT realized a net loss of $2.8 million and at March 31, 1999, had a cumulative shareholders' deficit of $11.0 million. The shareholders' deficit results primarily from losses incurred during 1997 and 1996, as a consequence of the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of room and suite nights lost during those years due to renovation. It is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive shareholders' equity is restored. It is anticipated that DJONT's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases.

         Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations when due under the respective Percentage Leases relating to a total of 34 of the Hotels. No such loans were outstanding under such agreements at March 31, 1999.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases. As an additional credit enhancement, the Bristol Lessees obtained a letter of credit (the "Letter of Credit") issued by Bankers Trust Company for the benefit of the Company in the original amount of $20 million that is required to be maintained until July 27, 1999. This Letter of Credit is subject to periodic reductions upon satisfaction of certain conditions and at March 31, 1999, was in the amount of $15.9 million. According to Bristol's financial statements filed with the SEC, for the three months ended March 31, 1999, Bristol earned $1.1 million of net income and at March 31, 1999, had stockholders' equity of $36.6 million.

         The Company may acquire additional hotels and may incur indebtedness to make such acquisitions or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

         On April 1, 1999, the Company closed a five-year, $375 million term loan (the "Senior Term Loan"). The Senior Term Loan is collateralized by stock and partnership interests in certain subsidiaries of the Company and bears interest at 250 basis points over LIBOR (30-day LIBOR at March 31, 1999, was 4.94%). The financial covenants in the Senior Term Loan are consistent with those in the Company's existing Line of Credit. In connection with this transaction, the Company's $850 million Line of Credit and existing seven and 10-year publicly-traded term notes were equally and ratably secured by the same collateral securing the Senior Term Loan. Upon the Company achieving investment grade credit ratings from the applicable rating agencies, the stock and partnership interest collateral will be released. The proceeds of the Senior Term Loan were used to immediately pay off the $250 million term loan which was to mature on December 31, 1999 and to reduce borrowings under the Company's Line of Credit.

         On April 1, 1999, the Company also closed a 10-year, $100 million mortgage loan (the "April 1999 First Mortgage Term Loan"). The April 1999 First Mortgage Term Loan is non-recourse (with certain exceptions), is collateralized by seven Embassy Suites hotels, carries a fixed rate coupon of 7.54%, matures in April 2009 and amortizes over 25 years. The proceeds from this loan were used to reduce outstanding borrowings under Company's Line of Credit.

         On May 13, 1999, the Company closed a 10-year, $75 million mortgage loan (the "May 1999 First Mortgage Term Loan"). This loan is non-recourse (with certain exceptions), is collateralized by six Embassy Suites hotels, carries a fixed rate coupon of 7.55%, matures in May 2009 and amortizes over 25 years. The proceeds from this loan were used to reduce outstanding borrowings under the Company's Line of Credit.

         FelCor's debt outstanding as of March 31, 1999, both on a historical and pro forma basis for the previously described transactions, consists of the following (in thousands):

                                                              HISTORICAL          Pro Forma
                                                             OUTSTANDING        Outstanding
                              INTEREST RATE                    BALANCE            Balance         MATURITY DATE
                              -------------                  -----------        -----------       --------------
FLOATING RATE DEBT:
Line of Credit                LIBOR + 150bp                     $480,000           $305,000             June 2001
Term Loan                     LIBOR + 150bp                      250,000                  -         December 1999
Senior Term Loan              LIBOR + 250bp                            -            250,000            March 2004
Mortgage debt                 LIBOR + 200bp                       63,000             63,000         February 2003
Other                         Up to LIBOR + 150bp                 25,650             25,650               Various
                                                              ----------         ----------
 Total Floating Rate Debt                                        818,650            643,650
                                                              ----------         ----------


FIXED RATE DEBT:
Line of Credit-swapped         7.24%                             325,000            200,000             June 2001
Publicly-traded term notes     7.38%                             174,279            174,279          October 2004
Publicly-traded term notes     7.63%                             124,150            124,150          October 2007
Mortgage debt                  7.24%                             144,212            144,212         November 2007
Senior Term Loan-swapped       8.30%                                   -            125,000            March 2004
Mortgage debt                  7.54%                                   -            100,000            April 2009
Mortgage debt                  7.55%                                   -             75,000            April 2009
Other                          6.96%-7.23%                        84,900             84,900             2000-2005
                                                              ----------         ----------
 Total Fixed Rate Debt                                           852,541          1,027,541
                                                              ----------         ----------
 Total Debt                                                   $1,671,191         $1,671,191
                                                              ==========         ==========

         FelCor's future scheduled debt principal payments at March 31, 1999, pro forma for the previously described transactions, are as follows (in thousands):

         YEAR
         ----
Remainder of 1999                                     $    10,585
2000                                                       31,240
2001                                                      524,330
2002                                                        9,520
2003                                                       91,211
2004 and thereafter                                     1,005,877
                                                      -----------
                                                        1,672,763
Discount accretion over term                               (1,572)
                                                      -----------
                                                      $ 1,671,191
                                                      ===========

         The Company presently intends to issue approximately $200 million of seven year senior notes during the second quarter of 1999, subject to market conditions. The net proceeds from the sale of such notes, if completed, will be used to reduce outstanding borrowings under the Company's Line of Credit.

         The Line of Credit and the Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At March 31, 1999, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Term Loan. Most of the collateralized borrowings are nonrecourse to the Company (with certain exceptions) and contain provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the collateralized borrowings are prepayable; however they are subject to various prepayment penalties, yield maintenance, or defeasance obligations.

         At March 31, 1999, the Company had $26.6 million of cash and cash equivalents and had utilized $805 million of the amount available under the Line of Credit. Significant debt statistics at March 31, 1999, after applying the previously described financing transactions are as follows:

         o     Interest coverage ratio of 3.5x

         o     Total debt to annualized EBITDA of 4.2x

         o Borrowing capacity of $345 million under the Line of Credit o Consolidated debt equal to 38% of investment in hotels at cost

         o     Fixed interest rate debt comprising 62% of total debt

         o Weighted average maturity of fixed interest rate debt of approximately 6 years

         o     Mortgage debt to total assets of 11%

         o Debt of less than $11 million and $32 million maturing in the remainder of 1999 and 2000, respectively.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at March 31, 1999, are summarized in the following table:

                                                                                     SWAP RATE
                                                                                      RECEIVED
                                              SWAP RATE           EFFECTIVE         (VARIABLE) AT           SWAP
                NOTIONAL AMOUNT             PAID (FIXED)          FIXED RATE           3/31/99             MATURITY
                ---------------             ------------          ----------        -------------       --------------
                  $ 50 million                6.11125%             7.61125%            4.97000%         October 1999
                  $ 25 million                5.95500%             7.45500%            4.97094%         November 1999
                  $ 25 million                5.55800%             7.05800%            4.96344%         July 2001
                  $ 25 million                5.54800%             7.04800%            4.96344%         July 2001
                  $ 75 million                5.55500%             7.05500%            4.96344%         July 2001
                  $100 million                5.79600%             7.29600%            4.96344%         July 2003
                  $ 25 million                5.82600%             7.32600%            4.96344%         July 2003
                  ------------
                  $325 million
                  ============

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

YEAR 2000

         The Year 2000 issue relates to computer programs that were written using two digit rather than four to define the applicable year. In those programs the year 2000 may be incorrectly identified as the year 1900, which could result in a system failure or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements, or engage in other normal business activities.

         The Company believes that its efforts to identify and resolve the Year 2000 issues will avoid a major disruption of its business. The Company has assessed its internal computer systems and believe that they will properly utilize dates beyond December 31, 1999.

         The Company and its managers have completed the assessment of both computer and noninformation technology systems to determine if the Hotels are Year 2000 compliant. This assessment included embedded systems that operate elevators, phone systems, energy maintenance systems, security systems, and other systems. Most of the upgrades to make a hotel Year 2000 compliant had been anticipated as part of the renovation, redevelopment, and rebranding program that we generally undertake upon acquisition of a hotel.

         The Company has spent approximately $3 million through the first quarter of 1999 to remediate Year 2000 issues and anticipates spending an additional $7 million to remediate all Year 2000 issues, which amount is included in the Company's 1999 capital plans. The majority of the unspent funds relate to the acquisition and systematic implementation of Year 2000 compliant computer hardware and software for the hotels.

         The Company has requested and received assurances from the managers of the hotels, the franchisors of the hotels and the lessees, that they have implemented appropriate steps to insure that they will avoid a major disruption of business due to Year 2000 issues. However, the Company cannot assure that such third parties will successfully avoid a disruption due to Year 2000 issues, and such disruptions could have an adverse effect upon the Company's business, financial condition or results of operations.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Portions of this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's current expectations are disclosed herein and in the Company's other filings under the 1933 Act and 1934 Act (collectively, "Cautionary Disclosures"). The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

                          PART II. -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

         During the first quarter of 1999, the Company issued 1,245 shares of its common stock in redemption of a like number of outstanding units of limited partner interest in the Operating Partnership. Neither the units, nor the common stock issued in redemption thereof, were registered under the 1933 Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by Section 4(2) of that act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION.

         For information relating to asset acquisitions and certain other transactions by the Company through March 31, 1999, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

             Exhibit
             Number                  Description
             ------                  -----------

             4.7.3 Third Amendment to Indenture dated as of March 30, 1999 by and among FelCor Lodging Limited Partnership, FelCor Lodging Trust Incorporated, the Subsidiary Guarantors named therein, who are signatories thereto and SunTrust Bank, Atlanta.

             10.21 Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated March 1, 1999, by FelCor Hotel Company II, Ltd., as Grantor, to Howard E. Schreiber, Trustee, in trust for the benefit of Bankers Trust Company, as Beneficiary.

             10.22.1 Loan Agreement, dated April 1, 1999, among FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership as Borrower, and The Lenders Party Thereto and The Chase Manhattan Bank as Administrative Agent and Collateral Agent.

             10.22.2 Guaranty, dated April 1, 1999, made by each of the named Guarantors therein, who are signatories thereto.

             10.22.3 Pledge and Security Agreement, dated April 1, 1999, made by each of the named Pledgors therein, who are signatories thereto, in favor of The Chase Manhattan Bank, as Collateral Agent.

             10.23 Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P. as Mortgagor and The Prudential Insurance Company of America as Mortgagee.

             27            Financial Data Schedule.

         (b)      Reports on Form 8-K:

              Registrant did not file any reports on Form 8-K during the first quarter of 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 1999

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

                               INDEX TO EXHIBITS

             Exhibit
             Number                  Description
             ------                  -----------
             4.7.3         Third Amendment to Indenture dated as of March 30,
                           1999 by and among FelCor Lodging Limited Partnership,
                           FelCor Lodging Trust Incorporated, the Subsidiary
                           Guarantors named therein, who are signatories thereto
                           and SunTrust Bank, Atlanta.

             10.21         Deed of Trust, Security Agreement, Assignment of
                           Leases and Rents, Fixture Filing and Financing
                           Statement, dated March 1, 1999, by FelCor Hotel
                           Company II, Ltd., as Grantor, to Howard E. Schreiber,
                           Trustee, in trust for the benefit of Bankers Trust
                           Company, as Beneficiary.

             10.22.1       Loan Agreement, dated April 1, 1999, among FelCor
                           Lodging Trust Incorporated and FelCor Lodging Limited
                           Partnership as Borrower, and The Lenders Party
                           Thereto and The Chase Manhattan Bank as
                           Administrative Agent and Collateral Agent.

             10.22.2 Guaranty, dated April 1, 1999, made by each of the named Guarantors therein, who are signatories thereto.

             10.22.3 Pledge and Security Agreement, dated April 1, 1999, made by each of the named Pledgors therein, who are signatories thereto, in favor of The Chase Manhattan
                           Bank, as Collateral Agent.

             10.23         Form of Mortgage, Security Agreement and Fixture
                           Filing by and between FelCor/CSS Holdings, L.P. as Mortgagor and The Prudential Insurance Company of
                           America as Mortgagee.

             27            Financial Data Schedule.