Form 10-Q
period 1999-06-30
FELCOR LODGING TRUST INC
filed 1999-08-13
CIK 923603

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM         TO
                                                  -------    -------

                         COMMISSION FILE NUMBER 1-14236

                        FELCOR LODGING TRUST INCORPORATED
             (Exact name of registrant as specified in its charter)


                     MARYLAND                                                                 72-2541756
          (State or other jurisdiction of                                                  (I.R.S. Employer
                 incorporation or                                                         Identification No.)
                  organization)


545 E. JOHN CARPENTER FREEWAY, SUITE 1300, IRVING, TEXAS                                          75062
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
         The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on August 10, 1999 was 68,078,492.

--------------------------------------------------------------------------------

                        FELCOR LODGING TRUST INCORPORATED

                                      INDEX




                                                                                                                   PAGE
                                                                                                                   ----
                                            PART I. -- FINANCIAL INFORMATION

Item 1.       Financial Statements..............................................................................     3
              FELCOR LODGING TRUST INCORPORATED
                 Consolidated Balance Sheets - June 30, 1999 (Unaudited)
                      and December 31, 1998.....................................................................     3
                 Consolidated Statements of Operations -- For the Three and Six Months
                      Ended June 30, 1999 and 1998 (Unaudited)..................................................     4
                 Consolidated Statements of Cash Flows -- For the Six Months
                      Ended June 30, 1999 and 1998 (Unaudited)..................................................     5
                 Notes to Consolidated Financial Statements.....................................................     6
              DJONT OPERATIONS, L.L.C.
                 Consolidated Balance Sheets - June 30, 1999 (Unaudited)
                      and December 31, 1998.....................................................................    13
                 Consolidated Statements of Operations -- For the Three and Six Months
                      Ended June 30, 1999 and 1998 (Unaudited)..................................................    14
                 Consolidated Statements of Cash Flows -- For the Six Months
                      Ended June 30, 1999 and 1998 (Unaudited)..................................................    15
                 Notes to Consolidated Financial Statements.....................................................    16
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............    18
                 General/Second Quarter Highlights..............................................................    18
                 Results of Operations..........................................................................    19
                 Liquidity and Capital Resources................................................................    27
Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................    30

                                         PART II. -- OTHER INFORMATION

Item 2.       Changes in Securities.............................................................................    31
Item 4.       Submission of Matters to a Vote of Security Holders...............................................    31
Item 5.       Other Information.................................................................................    31
Item 6.       Exhibits and Reports on Form 8-K..................................................................    32

SIGNATURE.......................................................................................................    33

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FELCOR LODGING TRUST INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          1999               1998
                                                                                      ------------       ------------
                                                                                        (UNAUDITED)
                                                         ASSETS

Investment in hotels, net of accumulated depreciation of $251,924
   at June 30, 1999 and $178,072 at December 31, 1998 ..........................      $  4,037,959       $  3,955,582
Investment in unconsolidated entities ..........................................           138,554            148,065
Cash and cash equivalents ......................................................            50,569             34,692
Due from Lessees ...............................................................            32,324             18,968
Deferred expenses, net of accumulated amortization of $3,026
   at June 30, 1999 and $2,096 at December 31, 1998 ............................            13,163             10,041
Other assets ...................................................................             8,057              8,035
                                                                                      ------------       ------------

           Total assets ........................................................      $  4,280,626       $  4,175,383
                                                                                      ============       ============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Debt, net of discount of $1,515 at June 30, 1999
   and $1,628 at December 31, 1998 .............................................      $  1,712,540       $  1,594,734
Distributions payable ..........................................................            42,549             67,262
Accrued expenses and other liabilities .........................................            78,753             57,312
Minority interest in Operating Partnership, 2,987 and 2,939 units issued and
   outstanding at June 30, 1999 and December 31, 1998, respectively ............            88,202             87,353
Minority interest in other partnerships ........................................            51,728             51,105
                                                                                      ------------       ------------
           Total liabilities ...................................................         1,973,772          1,857,766
                                                                                      ------------       ------------

Commitments and contingencies (Notes 3 and 5)

Shareholders' equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
   Series A Cumulative Preferred Stock, 6,050 shares issued and outstanding ....           151,250            151,250
   Series B Redeemable Preferred Stock, 58 shares issued and outstanding .......           143,750            143,750
Common stock, $.01 par value, 200,000 shares authorized, 69,291 and 69,284 shares issued, including shares in treasury, at June 30, 1999
   and December 31, 1998, respectively .........................................               693                693
Additional paid-in capital .....................................................         2,142,072          2,142,250
Distributions in excess of earnings ............................................           (89,424)           (78,839)
Common stock in treasury, at cost, 1,213 shares ................................           (41,487)           (41,487)
                                                                                      ------------       ------------
           Total shareholders' equity ..........................................         2,306,854          2,317,617
                                                                                      ------------       ------------

           Total liabilities and shareholders' equity ..........................      $  4,280,626       $  4,175,383
                                                                                      ============       ============

       The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                       --------------------------     --------------------------
                                                          1999            1998           1999            1998
                                                       ----------      ----------     ----------      ----------
Revenues:
  Percentage lease revenue .........................   $  131,891      $   62,793     $  256,882      $  118,853
  Equity in income from unconsolidated entities ....        2,591           2,689          3,837           3,982
  Other revenue ....................................          705           1,920          1,385           2,095
                                                       ----------      ----------     ----------      ----------
           Total revenues ..........................      135,187          67,402        262,104         124,930
                                                       ----------      ----------     ----------      ----------

Expenses:
  General and administrative .......................        2,509           1,375          4,753           2,574
  Depreciation .....................................       37,737          17,429         74,162          33,316
  Taxes, insurance, and other ......................       19,904           7,568         40,857          14,838
  Interest expense .................................       30,750          13,795         59,172          23,526
  Minority interest in Operating Partnership .......        1,519           2,063          2,839           3,813
  Minority interest in other partnerships ..........          833             291          1,639             482
                                                       ----------      ----------     ----------      ----------
           Total expenses ..........................       93,252          42,521        183,422          78,549
                                                       ----------      ----------     ----------      ----------

Income before extraordinary charge .................       41,935          24,881         78,682          46,381
Extraordinary charge from write off of deferred
   financing fees ..................................        1,113                          1,113             556
                                                       ----------      ----------     ----------      ----------
Net income .........................................       40,822          24,881         77,569          45,825
Preferred dividends ................................        6,184           4,854         12,368           7,803
                                                       ----------      ----------     ----------      ----------

Income applicable to common shareholders ...........   $   34,638      $   20,027     $   65,201      $   38,022
                                                       ==========      ==========     ==========      ==========

Per common share data:
Basic:
  Income applicable to common shareholders before
       extraordinary charge ........................   $     0.53      $     0.55     $     0.98      $     1.06
  Extraordinary charge .............................        (0.02)                         (0.02)          (0.02)
                                                       ----------      ----------     ----------      ----------
  Net income applicable to common shareholders .....   $     0.51      $     0.55     $     0.96      $     1.04
                                                       ==========      ==========     ==========      ==========
  Weighted average common shares outstanding .......       68,013          36,537         68,011          36,541
                                                       ==========      ==========     ==========      ==========

Diluted:
  Income applicable to common shareholders before
       extraordinary charge ........................   $     0.53      $     0.54     $     0.97      $     1.05
  Extraordinary charge .............................        (0.02)                         (0.02)          (0.02)
                                                       ----------      ----------     ----------      ----------
  Net income applicable to common shareholders .....   $     0.51      $     0.54     $     0.95      $     1.03
                                                       ==========      ==========     ==========      ==========
  Weighted average common shares outstanding .......       68,351          36,851         68,347          36,878
                                                       ==========      ==========     ==========      ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                            (UNAUDITED, IN THOUSANDS)


                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                ---------------------------
                                                                                                   1999             1998
                                                                                                ----------       ----------
Cash flows from operating activities:
          Net income .....................................................................      $   77,569       $   45,825
          Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation .........................................................          74,162           33,316
                    Amortization of deferred financing fees ..............................           1,303            1,256
                    Accretion of debt ....................................................            (494)
                    Amortization of unearned officers' and directors' compensation .......             350              396
                    Equity in income from unconsolidated entities ........................          (3,837)          (3,982)
                    Extraordinary charge for write off of deferred financing fees ........           1,113              556
                    Minority interest in Operating Partnership ...........................           2,839            3,813
                    Minority interest in other partnerships ..............................           1,639              482
              Changes in assets and liabilities:
                    Due from Lessees .....................................................         (13,356)         (13,793)
                    Deferred financing fees ..............................................          (5,538)          (3,558)
                    Other assets .........................................................          (1,140)          (8,436)
                    Accrued expenses and other liabilities ...............................          15,343           11,599
                                                                                                ----------       ----------
                              Net cash flow provided by operating activities .............         149,953           67,474
                                                                                                ----------       ----------

Cash flows used in investing activities:
          Acquisition of hotel assets ....................................................         (10,802)        (353,615)
          Acquisition of unconsolidated entities .........................................                             (418)
          Sale of hotels .................................................................          15,091
          Improvements and additions to hotels ...........................................        (148,519)         (22,244)
          Bristol Interim Credit Facility ................................................                         (120,000)
          Cash distributions from unconsolidated entities ................................          13,297           15,809
                                                                                                ----------       ----------
                              Net cash flow used in investing activities .................        (130,933)        (480,468)
                                                                                                ----------       ----------

Cash flows from financing activities:
          Proceeds from borrowings .......................................................         744,000          461,000
          Repayment of borrowings ........................................................        (630,899)        (144,145)
          Proceeds from sale of preferred stock ..........................................                          143,750
          Costs associated with public offerings .........................................                           (4,686)
          Distributions paid to limited partners .........................................          (4,273)          (3,336)
          Distributions paid to preferred shareholders ...................................         (13,619)          (7,803)
          Distributions paid to common shareholders ......................................         (98,352)         (38,269)
                                                                                                ----------       ----------
                              Net cash flow provided by (used in) financing activities ...          (3,143)         406,511
                                                                                                ----------       ----------

Net change in cash and cash equivalents ..................................................          15,877           (6,483)
Cash and cash equivalents at beginning of periods ........................................          34,692           17,543
                                                                                                ----------       ----------
Cash and cash equivalents at end of periods ..............................................      $   50,569       $   11,060
                                                                                                ==========       ==========

Supplemental cash flow information --
          Interest paid ..................................................................      $   55,549       $   22,226
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

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SECOND QUARTER HIGHLIGHTS

         FelCor Lodging Trust Incorporated ("FelCor") is one of the nation's largest hotel real estate investment trusts ("REIT") which, at June 30, 1999, owned interests in 187 hotels with nearly 50,000 rooms and suites (collectively the "Hotels") through its greater than 95% equity interest in FelCor Lodging Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company". The Company owns 100% interests in 163 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 15 hotels.

         FelCor strives to be the premier full-service lodging REIT partnered with leading brands and management companies to create shareholder value. The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table presents the Hotels, by brand, operated by each of the Company's Lessees at June 30, 1999:


                         BRAND                                         DJONT         BRISTOL          TOTAL
                         -----                                      ----------      ----------      ----------
          Embassy Suites                                                    58                              58
          Holiday Inn                                                                       45              45
          Doubletree and Doubletree Guest Suites(R)                         16                              16
          Crowne Plaza and Crowne Plaza Suites(R)                                           17              17
          Holiday Inn Select(R)                                                             10              10
          Sheraton(R)and Sheraton Suites(R)                                  9                               9
          Hampton Inn(R)                                                                     9               9
          Holiday Inn Express(R)                                                             5               5
          Fairfield Inn(R)                                                                   5               5
          Harvey Hotel(R)                                                                    4               4
          Independent                                                        1               2               3
          Courtyard by Marriott(R)                                                           2               2
          Four Points by Sheraton(R)                                                         1               1
          Hilton Suites(R)                                                   1                               1
          Homewood Suites(R)                                                                 1               1
          Westin(R)                                                          1                               1
                                                                    ----------      ----------      ----------
                   Total Hotels                                             86             101             187
                                                                    ==========      ==========      ==========

         The Hotels are located in the United States (34 states) and Canada, with 79 hotels in California, Florida and Texas. The following table provides information regarding the net acquisition of hotels through June 30, 1999:


                                                                      NET HOTELS
                                                                  ACQUIRED/(DISPOSED)
                                                                  -------------------
          1994                                                               7
          1995                                                              13
          1996                                                              23
          1997                                                              30
          1998                                                             120
          FIRST QUARTER 1999                                                (4)
          SECOND QUARTER 1999                                               (2)
                                                                  ------------
                                                                           187
                                                                  ============

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SECOND QUARTER HIGHLIGHTS -- (CONTINUED)

         At June 30, 1999 the Company leased 86 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT"), 100 of the Hotels to Bristol Hotels & Resorts or a consolidated subsidiary thereof ("Bristol" and, together with DJONT, the "Lessees"). One hotel, managed by Bristol, was not leased.

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

         Bristol leases and manages 100 Hotels and manages one hotel which operates without a lease. Bristol is one of the largest independent hotel operating companies in North America and operates the largest number of Bass Hotels & Resorts-branded hotels in the world.

         A brief discussion of the second quarter 1999 highlights follows:

         o Completed renovations at 20 hotels at a total project cost of $123.6 million.

         o        Ten additional hotels were undergoing renovation.

         o Capital expenditures to the Hotel portfolio per the Company's renovation and redevelopment program totaled $56 million in addition to $11 million of routine capital replacements and improvements.

         o Raised $550 million of new long term debt (five and ten year maturities), which was used to prepay the $250 million term loan due December 31, 1999, and initially to reduce outstanding borrowings under the Company's Line of Credit. An extraordinary charge of $1.1 million was incurred for the early retirement of the $250 million term loan.

         o Declared second quarter dividends of $0.55 per share on the Company's Common Stock, $0.4875 per share on its $1.95 Series A Cumulative Convertible Preferred Stock and $0.5625 per depositary share evidencing the 9% Series B Cumulative Redeemable Preferred Stock.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and DJONT included in FelCor's Annual Report on Form 10-K for the year ended December 31, 1998 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position of the Company for the unaudited periods.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         At June 30, 1999, the Company owned 50% interests in separate entities owning 15 hotels, a parcel of undeveloped land, and a condominium management company. The Company also owned a 97% nonvoting interest in an entity that is developing condominiums for sale and owns a recently completed hotel annex. The Company accounts for its investments in these unconsolidated entities under the equity method.

         Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        1999           1998
                                                                                      --------     ------------
Balance sheet information:
     Investment in hotels, net of accumulated depreciation .....................      $269,123      $269,881
     Non-recourse mortgage debt ................................................      $196,462      $176,755
     Equity ....................................................................      $ 93,524      $105,347



                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                  -------------------------     -------------------------
                                                                     1999           1998           1999           1998
                                                                  ----------     ----------     ----------     ----------
Statements of Operations Information:
     Percentage lease revenue ..............................      $   14,399     $   14,222     $   26,970     $   26,569
     Other income ..........................................           2,738            954          4,327          1,114
                                                                  ----------     ----------     ----------     ----------
              Total revenue ................................          17,137         15,176         31,297         27,683
                                                                  ----------     ----------     ----------     ----------
     Expenses:
          Depreciation .....................................           4,629          4,278          9,508          8,543
          Taxes, insurance, and other ......................           2,682          1,594          5,024          3,160
          Interest expense .................................           3,468          3,095          6,687          6,354
                                                                  ----------     ----------     ----------     ----------
              Total expenses ...............................          10,779          8,967         21,219         18,057
                                                                  ----------     ----------     ----------     ----------

     Net income ............................................      $    6,358     $    6,209     $   10,078     $    9,626
                                                                  ==========     ==========     ==========     ==========

     Net income attributable to the Company ................      $    3,127     $    3,105     $    4,908     $    4,813
     Amortization of cost in excess of book value ..........            (536)          (416)        (1,071)          (831)
                                                                  ----------     ----------     ----------     ----------
     Equity in income from unconsolidated entities .........      $    2,591     $    2,689     $    3,837     $    3,982
                                                                  ==========     ==========     ==========     ==========

3.       DEBT

         On April 1, 1999, the Company closed a five-year, $375 million term loan (the "Senior Term Loan"). The Senior Term Loan is collateralized by stock and partnership interests in certain subsidiaries of the Company and bears interest at 250 basis points over LIBOR (30-day LIBOR at June 30, 1999, was 5.24%). The financial covenants in the Senior Term Loan are consistent with those in the Company's existing Line of Credit. In connection with this transaction, the Company's $850 million Line of Credit and existing seven and 10-year publicly-traded term notes were equally and ratably collateralized by the same collateral as the Senior Term Loan. If the Company achieves investment grade credit ratings from the applicable rating agencies, the stock and partnership interest collateral will be released. The proceeds of the Senior Term Loan were used to prepay the $250 million term loan, which was to mature on December 31, 1999 and initially to reduce borrowings under the Company's Line of Credit.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       DEBT (CONTINUED)

         On April 1, 1999, the Company also closed a 10-year, $100 million mortgage loan (the "April 1999 First Mortgage Term Loan"). The April 1999 First Mortgage Term Loan is non-recourse (with certain exceptions), is collateralized by seven Embassy Suites hotels, carries a fixed rate coupon of 7.54%, matures in April 2009 and amortizes over 25 years. The proceeds from this loan were used initially to reduce outstanding borrowings under the Company's Line of Credit.

         On May 13, 1999, the Company closed a 10-year, $75 million mortgage loan (the "May 1999 First Mortgage Term Loan"). This loan is non-recourse (with certain exceptions), is collateralized by six Embassy Suites hotels, carries a fixed rate coupon of 7.55%, matures in June 2009 and amortizes over 25 years. The proceeds from this loan were used initially to reduce outstanding borrowings under the Company's Line of Credit

         Debt at June 30, 1999 and December 31, 1998 consisted of the following (in thousands):


                                                                                                  OUTSTANDING BALANCE
                                                                                                  -------------------
                                          INTEREST RATE             MATURITY DATE          JUNE 30, 1999     DECEMBER 31, 1998
                                          -------------             -------------          -------------     -----------------
FLOATING RATE DEBT:
-------------------

  Line of Credit                      LIBOR + 150bps                June 2001               $  347,000          $  411,000
  Term Loan                           LIBOR + 150bps                December 1999                                  250,000
  Senior Term Loan                    LIBOR + 250bps                March 2004                 250,000
  Mortgage debt                       LIBOR + 200bps                February 2003               62,851
  Other                               Up to LIBOR + 200bps          Various                     24,400              34,750
                                                                                            ----------          ----------
Total floating rate debt                                                                       684,251             695,750
                                                                                            ----------          ----------

FIXED RATE DEBT:
----------------

  Line of credit - swapped                  7.24%                   June 2001                  200,000             325,000
  Publicly-traded term notes                7.38%                   October 2004               174,313             174,249
  Publicly-traded term notes                7.63%                   October 2007               124,172             124,122
  Mortgage debt                             7.24%                   November 2007              143,675             145,062
  Senior Term Loan - swapped                8.30%                   March 2004                 125,000
  Mortgage debt                             6.97%                   December 2002                                   43,836
  Mortgage debt                             7.54%                   April 2009                  99,773
  Mortgage debt                             7.55%                   June 2009                   75,000
  Other                                 6.96% - 7.23%               2000 - 2005                 86,356              86,715
                                                                                            ----------          ----------
Total fixed rate debt                                                                        1,028,289             898,984
                                                                                            ----------          ----------
          Total Consolidated Debt                                                           $1,712,540          $1,594,734
                                                                                            ==========          ==========

         A portion of the Company's Line of Credit and Senior Term Loan is matched with interest rate swap agreements which effectively convert the variable rate on the Line of Credit and Senior Term Loan to a fixed rate.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At June 30, 1999, the Company was in compliance with all such covenants.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       DEBT (CONTINUED)

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Senior Term Loan. Most of the mortgage debt is nonrecourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         Future scheduled debt principal payments at June 30, 1999 are as follows (in thousands):


               YEAR
               ----
          Remainder of 1999                                          $      8,514
          2000                                                             31,979
          2001                                                            566,629
          2002                                                              9,590
          2003                                                             91,212
          2004 and thereafter                                           1,006,131
                                                                     ------------
                                                                        1,714,055
          Discount accretion over term                                     (1,515)
                                                                     ------------
                                                                     $  1,712,540
                                                                     ============

4.       TAXES, INSURANCE, AND OTHER

         Taxes, insurance, and other is comprised of the following for the six months ended June 30, 1999 and 1998 (in thousands):

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                  --------------------------      --------------------------
                                                                     1999            1998            1999            1998
                                                                  ----------      ----------      ----------      ----------
Real estate and personal property taxes ....................      $   13,603      $    6,456      $   28,623      $   13,023
Property insurance .........................................             875             293           1,728             545
Land lease expense .........................................           4,479             579           8,485             805
State franchise taxes and Canadian income tax ..............             947             240           2,021             465
                                                                  ----------      ----------      ----------      ----------
         Total taxes, insurance, and other .................      $   19,904      $    7,568      $   40,857      $   14,838
                                                                  ==========      ==========      ==========      ==========

5.          COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company is to receive rental income from the Lessees under the Percentage Leases which expire in 2002 (six hotels), 2003 (three hotels), 2004 (12 hotels), 2005 (19 hotels), 2006 (26 hotels), 2007 (37 hotels), 2008 (54 hotels), and thereafter (15 hotels). The rental income under the Percentage Leases between 14 of the unconsolidated entities, of which the Company owns 50%, is payable by the Lessee to the respective entities and is not included in the schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) payable to the Company under these noncancellable operating leases at June 30, 1999 is as follows (in thousands):


                                                                 DJONT           BRISTOL           TOTAL
                                                                 -----           -------           -----
         Remainder of 1999 ..............................      $   69,594      $   77,787      $  147,381
         2000 ...........................................         140,749         180,055         320,804
         2001 ...........................................         144,123         180,076         324,199
         2002 ...........................................         144,480         180,049         324,529
         2003 ...........................................         130,445         177,302         307,747
         2004 and thereafter ............................         519,383         820,168       1,339,551
                                                               ----------      ----------      ----------
                                                               $1,148,774      $1,615,437      $2,764,211
                                                               ==========      ==========      ==========

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       COMMITMENTS AND RELATED PARTY TRANSACTIONS (CONTINUED)

         Certain entities owning interests in DJONT and managers for certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. No loans were outstanding under such agreements at June 30, 1999.

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

         Bristol serves as both the lessee and manager of 100 Hotels leased to it by the Company at June 30, 1999 and, as such, is compensated for both roles through the profitability of the Hotels, after meeting their operating expenses and rental obligations under the Percentage Leases.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases. As an additional credit enhancement, the Bristol Lessees obtained a letter of credit (the "Letter of Credit") for the benefit of the Company in the original amount of $20 million that is required to be maintained until July 27, 1999. This Letter of Credit is subject to periodic reductions upon satisfaction of certain conditions and at June 30, 1999, was in the amount of $9.1 million. According to Bristol's financial statements filed with the SEC, for the three and six months ending June 30, 1999 Bristol had net income of $4.5 million and $5.6 million, respectively, and at June 30, 1999 had stockholders' equity of $41.2 million.

         Bristol is a public company whose common stock is listed on the New York Stock Exchange under the symbol BH and that files its financial statements with the SEC in accordance with the Securities and Exchange Act of 1934.

         The Company has a Renovation and Redevelopment Program for the Hotels and presently expects approximately $160 million to be invested during 1999 under this program, which may be funded from cash on hand or borrowings under its Line of Credit. Through the six months ending June 30, 1999 the Company has spent approximately $129 million under the Renovation and Redevelopment program.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

         During the first six months of 1999, the Company purchased the land related to three hotels which were previously leased under long term land leases for an aggregate purchase price of $19.8 million as follows (in thousands):


            Assets acquired ..................................      $ 19,776
            Debt assumed .....................................        (7,800)
            Operating Partnership units issued ...............        (1,174)
                                                                    --------
                 Net cash paid by the Company ................      $ 10,802
                                                                    ========

         The debt assumed was paid off immediately after the purchase.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Segment Information

         The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at June 30, 1999 were DJONT and Bristol. Prior to July 28, 1998 (the date of the Bristol Merger) the Company had only one Lessee, DJONT. Accordingly, segment information is not disclosed for the six months ended June 30, 1998.

         The following table presents information for the reportable segments for the six months ended June 30, 1999 (in thousands):


                                                                                                         CORPORATE
                                                                                        SEGMENT      NOT ALLOCABLE    CONSOLIDATED
                                                        DJONT           BRISTOL          TOTAL        TO SEGMENTS          TOTAL
                                                     ----------       ----------       ----------    -------------     -----------
Statements of Operations Information:
Revenues:
   Percentage lease revenue ......................   $  143,496       $  113,386       $  256,882                       $  256,882
   Equity in income from unconsolidated
    entities .....................................        3,302              535            3,837                            3,837
   Other revenue .................................          103              831              934      $      451            1,385
                                                     ----------       ----------       ----------      ----------       ----------
             Total revenues ......................      146,901          114,752          261,653             451          262,104
                                                     ----------       ----------       ----------      ----------       ----------

Expenses:
   General and administrative ....................                                                          4,753            4,753
   Depreciation ..................................       39,983           34,179           74,162                           74,162
   Taxes, insurance, and other ...................       18,079           22,778           40,857                           40,857
   Interest expense ..............................                                                         59,172           59,172
   Minority interest in Operating
      Partnership ................................                                                          2,839            2,839
   Minority interest in other partnerships .......        1,639                             1,639                            1,639
                                                     ----------       ----------       ----------      ----------       ----------
             Total expenses ......................       59,701           56,957          116,658          66,764          183,422
                                                     ----------       ----------       ----------      ----------       ----------

Income before extraordinary charge ...............   $   87,200       $   57,795       $  144,995      $  (66,313)      $   78,682
                                                     ==========       ==========       ==========      ==========       ==========

Funds From Operations:
Income before extraordinary charge ...............   $   87,200       $   57,795       $  144,995      $  (66,313)      $   78,682
Series B preferred dividends .....................                                                         (6,469)          (6,469)
Depreciation .....................................       39,983           34,179           74,162                           74,162
Depreciation for unconsolidated entities .........        4,644              374            5,018                            5,018
Minority interest in Operating Partnership .......                                                          2,839            2,839
                                                     ----------       ----------       ----------      ----------       ----------
Funds from operations ............................   $  131,827       $   92,348       $  224,175      $  (69,943)      $  154,232
                                                     ==========       ==========       ==========      ==========       ==========
Weighted average common shares and
   units outstanding (1) .........................                                                                          76,008

     (1) Weighted average common shares and units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A Preferred Stock to Common Stock.

                            DJONT OPERATIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         1999            1998
                                                                                      ---------       -----------
                                                                                      (UNAUDITED)

                                                        ASSETS

Cash and cash equivalents ......................................................      $  35,700       $  28,538
Accounts receivable, net .......................................................         33,247          27,561
Inventories ....................................................................          4,157           4,381
Prepaid expenses ...............................................................          3,221             471
Other assets ...................................................................          4,635           3,021
Investment in real estate, net of accumulated depreciation of $289 in 1999 .....         11,677
                                                                                      ---------       ---------

          Total assets .........................................................      $  92,637       $  63,972
                                                                                      =========       =========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade ........................................................      $   7,142       $   6,514
Accounts payable, other ........................................................         10,133           6,994
Due to FelCor Lodging Trust Incorporated .......................................         34,864          16,875
Accrued expenses and other liabilities .........................................         40,836          41,820
Minority interest ..............................................................          6,390
Debt ...........................................................................          7,766
                                                                                      ---------       ---------

          Total liabilities ....................................................        107,131          72,203
                                                                                      ---------       ---------

Commitments and contingencies (Note 2)

Shareholders' equity (deficit):
Capital ........................................................................              1               1
Accumulated deficit ............................................................        (14,495)         (8,232)
                                                                                      ---------       ---------

          Total shareholders' deficit ..........................................        (14,494)         (8,231)
                                                                                      ---------       ---------

          Total liabilities and shareholders' equity ...........................      $  92,637       $  63,972
                                                                                      =========       =========







         The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                            (UNAUDITED, IN THOUSANDS)




                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                        ---------------------------      ---------------------------
                                                           1999             1998            1999             1998
                                                        ----------       ----------      ----------       ----------
Revenue:
     Room and suite revenue ......................      $  167,109       $  160,993      $  334,840       $  304,278
     Food and beverage revenue ...................          22,280           19,847          43,467           35,111
     Food and beverage rent ......................           1,349            1,297           2,614            2,470
     Other revenue ...............................          14,618           13,023          28,630           24,391
                                                        ----------       ----------      ----------       ----------

          Total revenues .........................         205,356          195,160         409,551          366,250
                                                        ----------       ----------      ----------       ----------

Expenses:
     Property operating costs ....................          49,110           43,148          95,338           81,753
     General and administrative ..................          15,784           14,223          30,730           26,481
     Advertising and promotion ...................          13,823           12,676          27,730           24,462
     Repair and maintenance ......................           9,548            8,943          19,106           16,930
     Utilities ...................................           6,969            7,058          14,122           13,155
     Management and incentive fees ...............           5,573            6,184          11,966           11,779
     Franchise fees ..............................           4,929            4,780           9,847            8,921
     Food and beverage expenses ..................          16,600           16,823          32,125           30,335
     Percentage lease expenses ...................          83,714           77,021         169,558          145,459
     Lessee overhead expenses ....................             301              482             567              842
     Liability insurance .........................             589              300           1,154              569
     Interest expense ............................             156                              372
     Depreciation ................................             289                              289
     Minority interests in partnership ...........             157                              157
     Other .......................................           1,310            1,370           2,752            2,637
                                                        ----------       ----------      ----------       ----------

          Total expenses .........................         208,852          193,008         415,813          363,323
                                                        ----------       ----------      ----------       ----------

Net income (loss) ................................      $   (3,496)      $    2,152      $   (6,262)      $    2,927
                                                        ==========       ==========      ==========       ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                            (UNAUDITED, IN THOUSANDS)




                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                         1999           1998
                                                                                      ----------       ----------

Cash flows from operating activities:
     Net income (loss) .........................................................      $   (6,262)      $    2,927
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization ........................................             289
          Minority interest in partnership income ..............................             157
     Changes in assets and liabilities:
          Accounts receivable ..................................................          (5,686)          (9,533)
          Inventories ..........................................................             224             (454)
          Prepaid expenses .....................................................          (2,750)             561
          Other assets .........................................................          (1,903)           1,213
          Due to FelCor Lodging Trust Incorporated .............................          17,989           13,793
          Accounts payable, accrued expenses and other liabilities .............           5,104            7,433
                                                                                      ----------       ----------
               Net cash flow provided by operating activities ..................           7,162           15,940
                                                                                      ----------       ----------

Net change in cash and cash equivalents ........................................           7,162           15,940
Cash and cash equivalents at beginning of periods ..............................          28,538           25,684
                                                                                      ----------       ----------
Cash and cash equivalents at end of periods ....................................      $   35,700       $   41,624
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

         Eighty-six of the hotels in which FelCor Lodging Limited Partnership (the "Operating Partnership") had an ownership interest at June 30, 1999 (the "DJONT Hotels"), are leased to DJONT Operations L.L.C. or a consolidated subsidiary thereof ("DJONT") pursuant to percentage leases ("Percentage Leases"). Certain entities owning interests in DJONT and the managers of certain DJONT Hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the DJONT Hotels. No loans were outstanding under such agreements at June 30, 1999.

         Fifty-eight of the DJONT Hotels are operated as Embassy Suites(R) hotels, 16 are operated as Doubletree(R) or Doubletree Guest Suites(R) hotels, 9 are operated as Sheraton(R) or Sheraton Suites(R) hotels, one is operated as a Westin(R) hotel, one is operated as a Hilton Suites(R) hotel, and one is operated as an independent hotel. Seventy-three of the DJONT Hotels are managed by subsidiaries of Promus Hotel Corporation ("Promus"). Promus is the largest operator of all-suite, full-service hotels in the United States. Of the remaining DJONT Hotels, 10 are managed by a subsidiary of Starwood Hotels and Resorts Worldwide, Inc. ("Starwood") and three are managed by two independent management companies.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         DJONT has future lease commitments under the Percentage Leases which expire in 2002 (six hotels), 2004 (seven hotels), 2005 (12 hotels) 2006 (18 hotels), 2007 (23 hotels), 2008 (12 hotels) and 2012 (eight hotels). Minimum future rental payments (i.e., base rents) under these noncancellable operating leases at June 30, 1999 is as follows (in thousands):


                YEAR                                              AMOUNT
                ----                                          ----------
                Remainder of 1999 ......................      $   83,194
                2000 ...................................         167,949
                2001 ...................................         171,324
                2002 ...................................         171,681
                2003 ...................................         157,646
                2004 and thereafter ....................         599,173
                                                              ----------
                                                              $1,350,967
                                                              ==========

3.       INVESTMENT IN REAL ESTATE

         At June 30, 1999, DJONT owned thirty shares of the Class A Voting Common Stock, $0.01 par value per share of Kingston Plantation Development Corporation ("KPDC") which represents 3% of the equity and 100% of the voting interest in that entity. The investment is recorded on a consolidated basis in DJONT's financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       INVESTMENT IN REAL ESTATE - (CONTINUED)

         KPDC is to receive rental income from a lease agreement which expires in November, 2008 between a wholly owned subsidiary of KPDC, as lessor, and FelCor Lodging Limited Partnership, as lessee. The future monthly rental payments under this lease at June 30, 1999 are as follows (in thousands):


                YEAR                                                        AMOUNT
                ----                                                    ----------
                Remainder of 1999 ................................      $      296
                2000 .............................................             593
                2001 .............................................             593
                2002 .............................................             593
                2003 .............................................             593
                2004 and thereafter ..............................           2,914
                                                                        ----------
                                                                        $    5,582
                                                                        ==========

         KPDC owns a 50% interest in an entity developing a parcel of land. This entity is accounted under the equity method of accounting and KPDC's equity investment of $2.1 million is reflected in other assets on DJONT's balance sheet. This unconsolidated entity had no operating income or expense for the six months ended June 30, 1999. The unconsolidated entity's balance sheet consists of land, construction in progress and $5.8 million of construction loans at June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

SECOND QUARTER HIGHLIGHTS:

         FINANCIAL PERFORMANCE:

            o   Revenues increased 101%

            o   EBITDA increased 87% and EBITDA per share increased 10%

            o   Funds From Operations ("FFO") per share and unit increased 5.0%

            o Total portfolio (184 hotels) revenue per available room ("RevPAR") increased 1.3% and comparable hotels (134 hotels) RevPAR increased 0.3%

            o Crowne Plaza(R) non-comparable hotels (10 hotels) RevPAR increased 22.6%

            o   Holiday-branded comparable hotels (37 hotels) RevPAR increased
                1.8%

            o Doubletree-branded comparable hotels (15 hotels) RevPAR increased 3.2%

            o Sold two non-strategic hotels for an aggregate sales price of $5.4 million

         HOTEL RENOVATION, REDEVELOPMENT AND REBRANDING:

            o   Completed renovations at 20 hotels totaling $123.6 million

            o   Ten additional hotels were undergoing renovation

            o   Capital expenditures to the hotel portfolio totaled $67 million

            o   Approximately 2.5% of room nights were out-of-service

            o   Six hotels were rebranded:


                    NEW BRAND                          PRIOR BRAND                    LOCATION
                    ---------                          -----------                    --------
                    Embassy Suites(R)                  Doubletree Guest Suites(R)     Dallas, Texas
                    Beaver Creek Lodge                 Embassy Suites                 Beaver Creek, Colorado
                    Crowne Plaza                       Holiday Inn Select(R)          Irvine, California
                    Crowne Plaza                       Holiday Inn(R)                 San Jose, California
                    Crowne Plaza                       Independent                    Chicago, Illinois
                    Doubletree(R)                      Radisson(R)                    Wilmington, Delaware

         CAPITALIZATION:

            o Raised $550 million of new long term debt (five and ten year), paid off its $250 million term loan maturing December 31, 1999, and reduced outstanding borrowings under Company's Line of Credit. An extraordinary charge of $1.1 million was recognized for the early extinguishment of the $250 million term loan.

            o Declared second quarter dividends of $0.55 per share on its Common Stock, $0.4875 per share for its $1.95 Series A Cumulative Convertible Preferred Stock and $0.5625 per depositary share relating to the 9% Series B Cumulative Redeemable Preferred Stock. The current annual dividend on Common Stock of $2.20 results in a current FFO payout ratio of approximately 54% and a dividend yield of approximately 13%, based on the August 9, 1999, closing price for FelCor Common Stock on the NYSE.

RESULTS OF OPERATIONS

The Company

     Six Months Ended June 30, 1999 and 1998

         For the six months ended June 30, 1999 and 1998, the Company had revenues of $262.1 million and $124.9 million, respectively, consisting primarily of Percentage Lease revenues of $256.9 million and $118.9 million, respectively. The increase in total revenue is primarily attributable to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in more than 100 additional hotels since June 30, 1998, including 101 hotels (net of hotels subsequently sold) that were acquired through the Bristol Merger on July 28, 1998. Additionally, those hotels owned at both June 30, 1999 and 1998 recorded an increase in Percentage Lease revenues of $2.0 million or 1.4%.

         The Company generally seeks to improve those of its hotels that management believes can achieve increases in room and suite revenue and RevPAR as a result of renovation, redevelopment and rebranding. However, during the course of such improvements hotel revenue performance is often adversely affected by such temporary factors as rooms and suites out of service and disruptions of hotel operations. (A more detailed discussion of hotel room and suite revenue is contained in "The Hotels" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Total expenses increased $104.9 million in the six months ended June 30, 1999, from $78.5 million to $183.4 million, compared to the same period in 1998. This increase resulted primarily from the additional hotels acquired in 1998 through the Bristol Merger. Total expenses as a percentage of total revenue increased to 70.0% for the six months ended June 30, 1999, from 62.9% in the same period of 1998.

         The major components of the increase in expenses, as a percentage of total revenue, are: depreciation; taxes, insurance, and other; and interest expense.

         Depreciation increased as a percentage of total revenue to 28.3% in the six months ended June 30, 1999, from 26.7% in the six months ended June 30, 1998. The relative increase in depreciation expense is primarily attributed to capital improvements made under the Company's renovation, redevelopment and rebranding program. Renovations totaling $147.4 million were completed at 26 hotels that were placed back into full service during the six months.

         Taxes, insurance, and other increased $26.0 million primarily as a result of the increased number of hotels owned. As a percentage of total revenue, taxes, insurance, and other increased from 11.9% to 15.6%. The majority of the increase, as a percentage of total revenue, is attributed to land lease expenses, which represent 3.2% of total revenue in 1999 but only 0.6% in 1998. Land lease expenses, as a percentage of total revenue, increased because of the greater number of hotels subject to land leases acquired through the Bristol Merger. The remaining increase in taxes, insurance, and other, as a percentage of total revenue, is related primarily to increased property taxes resulting from property tax reassessments.

         Interest expense increased, as a percentage of total revenue, to 22.6% in the six months ended June 30, 1999, from 18.8% in the six months ended June 30, 1998. This increase in interest expense is attributed to the increased use of debt to finance acquisitions and renovations and the assumption of debt related to the more highly leveraged Bristol assets. Debt, as a percentage of total assets, increased from 36% at June 30, 1998 to 40% at June 30, 1999.

     Three Months Ended June 30, 1999 and 1998

         For the three months ended June 30, 1999 and 1998, the Company had revenues of $135.2 million and $67.4 million, respectively, consisting primarily of Percentage Lease revenues of $131.9 million and $62.8 million, respectively. The increase in total revenue is primarily attributed to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in more than 100 additional hotels since June 30, 1998, including 101 hotels (net of hotels subsequently sold) that were acquired through the Bristol Merger on July 28, 1998. Those hotels owned at both June 30, 1999 and 1998, recorded a slight increase in Percentage Lease revenues of $28,000 for the three months ended June 30, 1999 versus 1998.

         Total expenses increased $50.7 million in the three months ended June 30, 1999, from $42.5 million to $93.3 million, compared to the same period in 1998. This increase resulted primarily from the additional hotels acquired in 1998 through the Bristol Merger. Total expenses as a percentage of total revenue increased to 69.0% for the three months ended June 30, 1999, from 63.1% in the same period of 1998.

         The major components of the increase in expenses, as a percentage of total revenue are: depreciation; taxes, insurance, and other; and interest expense.

         Depreciation increased as a percentage of total revenue to 27.9% in the three months ended June 30, 1999, from 25.9% in the three months ended June 30, 1998. The relative increase in depreciation expense is primarily attributed to capital improvements made under the Company's renovation, redevelopment and rebranding program. Renovations totaling $123.6 million were completed at 20 hotels that were placed back into full service during the quarter.

         Taxes, insurance, and other, as a percentage of total revenue, increased from 11.2% to 14.7% in the three months ended June 30, 1999, as compared to the same quarterly period in 1998. The majority of the increase, as a percentage of total revenue, is attributed to land lease expenses, which represented 3.3% of total revenue in 1999, but only 0.9% in 1998. Land lease expenses as a percentage of total revenue, increased because of the greater number of hotels subject to land leases that were acquired through the Bristol Merger. The remaining increase in taxes, insurance, and other, as a percentage of total revenue, is related primarily to increased property taxes resulting from property tax reassessments.

         Interest expense increased, as a percentage of total revenue, to 22.7% in the three months ended June 30, 1999, from 20.5% in the three months ended June 30, 1998. This increase is attributed to the increased use of debt to finance acquisitions and renovations and the assumption of debt related to the more highly leveraged Bristol assets. Debt, as a percentage of total assets, increased from 36% at June 30, 1998 to 40% at June 30, 1999.

Funds From Operations

         The Company considers Funds From Operations to be a key measure of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. The Company computes Funds From Operations in accordance with standards established by NAREIT which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds From Operations does not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities

(determined in accordance with GAAP) as a measure of the Company 's liquidity, nor does it necessarily reflect the funds available to fund the Company's cash needs, including its ability to make cash distributions. Funds From Operations may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

         The following table details the computation of Funds From Operations (in thousands):



                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                                --------------------------      --------------------------
                                                                   1999            1998            1999            1998
                                                                ----------      ----------      ----------      ----------
FUNDS FROM OPERATIONS (FFO):
   Net income ............................................      $   40,822      $   24,881      $   77,569      $   45,825
      Series B preferred dividends .......................          (3,234)         (1,905)         (6,469)         (1,905)
      Extraordinary charge from write off
           of deferred financing fees ....................           1,113                           1,113             556
      Depreciation .......................................          37,737          17,429          74,162          33,316
      Depreciation for unconsolidated entities ...........           2,426           2,555           5,018           5,103
      Minority interest in Operating Partnership .........           1,519           2,063           2,839           3,813
                                                                ----------      ----------      ----------      ----------
   FFO ...................................................      $   80,383      $   45,023      $  154,232      $   86,708
                                                                ==========      ==========      ==========      ==========


   Weighted average common shares and units
           outstanding ...................................          76,029          44,572          76,008          44,573
                                                                ==========      ==========      ==========      ==========

        Included in the FFO computed above is the Company's share of FFO from its interests in separate entities owning 15 hotels, a condominium management company and an entity that develops condominiums for sale and owns a hotel annex. The FFO contribution from these unconsolidated entities is derived as follows (in thousands):


                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                      ---------------------------       ---------------------------
                                                                         1999             1998            1999             1998
                                                                      ----------       ----------       ----------       ----------
STATEMENTS OF OPERATIONS INFORMATION:
     Percentage lease revenue ..................................      $   14,399       $   14,222       $   26,970       $   26,569
     Other income ..............................................           2,738              954            4,327            1,114
                                                                      ----------       ----------       ----------       ----------
             Total revenue .....................................          17,137           15,176           31,297           27,683
                                                                      ----------       ----------       ----------       ----------
     Expenses:
          Depreciation .........................................           4,629            4,278            9,508            8,543
          Taxes, insurance, and other ..........................           2,682            1,594            5,024            3,160
          Interest expense .....................................           3,468            3,095            6,687            6,354
                                                                      ----------       ----------       ----------       ----------
             Total expenses ....................................          10,779            8,967           21,219           18,057
                                                                      ----------       ----------       ----------       ----------

     Net income ................................................      $    6,358       $    6,209       $   10,078       $    9,626
                                                                      ==========       ==========       ==========       ==========

     Percentage of net income attributable to the Company ......      $    3,127       $    3,105       $    4,908       $    4,813
     Amortization of cost in excess of book value ..............            (536)            (416)          (1,071)            (831)
                                                                      ----------       ----------       ----------       ----------
     Equity in income from unconsolidated entities .............           2,591            2,689            3,837            3,982
     Depreciation ..............................................           2,372            2,139            4,890            4,271
     Amortization of cost in excess of book value ..............             536              416            1,071              831
                                                                      ----------       ----------       ----------       ----------
     FFO from unconsolidated entities ..........................      $    5,497       $    5,244       $    9,798       $    9,084
                                                                      ==========       ==========       ==========       ==========

The Hotels

        Upscale and full service hotels, like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree and Doubletree Guest Suites, Sheraton(R) and Sheraton Suites(R), and Westin(R), are expected to account for approximately 97% of Percentage Lease revenue in 1999. The following tables set forth historical occupancy, average daily rate ("ADR") and RevPAR at June 30, 1999 and 1998, and the percentage changes therein between the years presented for the Hotels in which the Company had an ownership interest at June 30, 1999. This information is presented regardless of the date of acquisition.

COMPARABLE HOTELS (A)

                                                SECOND QUARTER 1999                         YEAR TO DATE 1999
                                        ----------------------------------         ---------------------------------

                                        OCCUPANCY         ADR       REVPAR         OCCUPANCY        ADR       REVPAR
                                        ---------         ---       ------         ---------        ---       ------
Original                                   75.3%        $115.41     $86.89            72.9%       $117.36     $85.51
CSS Hotels                                 75.1          123.09      92.48            75.5         129.52      97.84
1996 Acquisitions                          75.4          129.99      98.07            73.7         130.67      96.36
1997 Acquisitions                          74.8          114.37      85.56            73.7         119.37      88.01
1998 Acquisitions                          68.7           96.74      66.43            73.9         102.74      75.95
Total DJONT Comparable Hotels              74.9          119.00      89.13            74.1         124.01      91.93


Total Bristol Comparable Hotels            70.7           83.90      59.33            67.4          81.00      54.56


            Total Comparable Hotels        72.9%        $102.81     $74.96            70.9%       $104.64     $74.21


                                                SECOND QUARTER 1998                         YEAR TO DATE 1998
                                        ----------------------------------         ---------------------------------

                                        OCCUPANCY         ADR       REVPAR         OCCUPANCY        ADR       REVPAR
                                        ---------         ---       ------         ---------        ---       ------
Original Hotels                            76.9%        $115.35     $88.72            75.0%       $116.01     $86.99
CSS Hotels                                 75.6          123.71      93.46            75.2         128.27      96.45
1996 Acquisitions                          77.4          127.31      98.48            74.7         127.91      95.58
1997 Acquisitions                          75.0          111.55      83.63            73.7         117.63      86.28
1998 Acquisitions                          69.9           93.52      65.41            66.3         100.15      66.39
Total DJONT Comparable Hotels              75.7          117.61      89.01            74.4         122.16      90.94

Total Bristol Comparable Hotels            72.4           81.63      59.08            69.3          79.12      54.85

         Total Comparable Hotels           74.1%        $100.85     $74.74            72.0%       $102.46     $73.78


                                             CHANGE FROM PRIOR PERIOD                 CHANGE FROM PRIOR PERIOD
                                          2ND QTR. 1999 VS. 2ND QTR. 1998            1999 vs. 1998 Year to Date
                                        ----------------------------------        --------------------------------

                                        OCCUPANCY        ADR        REVPAR        OCCUPANCY       ADR       REVPAR
                                        ---------        ---        ------        ---------       ---       ------
Original Hotels                           (1.6) pts      0.1%        (2.1)%         (2.1) pts     1.2%       (1.7)%
CSS Hotels                                (0.5)         (0.5)        (1.1)           0.3          1.0         1.4
1996 Acquisitions                         (2.0)          2.1         (0.4)          (1.0)         2.2         0.8
1997 Acquisitions                         (0.2)          2.5          2.3                         1.9         2.0
1998 Acquisitions                         (1.2)          3.4          1.6            7.6          2.6        14.4
Total DJONT Comparable Hotels             (0.8)          1.2          0.1           (0.3)         1.5         1.1

Total Bristol Comparable Hotels           (1.7)          2.8          0.4           (1.9)         2.4        (0.5)

         Total Comparable Hotels          (1.2) pts      1.9%         0.3%          (1.1) pts     2.1%        0.6%



(A) DJONT Comparable Hotels includes 71 and 64 hotels, and Bristol Comparable Hotels includes 63 and 57 hotels, in the second quarter and year to date, respectively, which were not undergoing redevelopment in either the 1999 or 1998 periods reported.

NON-COMPARABLE HOTELS  (B)


                                                 SECOND QUARTER 1999                   YEAR TO DATE 1999
                                         --------------------------------     ---------------------------------
                                         OCCUPANCY       ADR       REVPAR     OCCUPANCY       ADR        REVPAR
                                         ---------       ---       ------     ---------       ---        ------
DJONT Non-comparable Hotels                 67.2%    $  108.30   $   72.77       67.5%    $  108.16   $   73.02
Bristol Non-comparable Hotels               67.6%    $   91.60   $   61.93       66.1%    $   93.73   $   62.00
   Total Non-comparable  Hotels             67.5%    $   96.17   $   64.91       66.6%    $   98.54   $   65.62


                                                 SECOND QUARTER 1998                   YEAR TO DATE 1998
                                         --------------------------------     ---------------------------------
                                         OCCUPANCY       ADR       REVPAR     OCCUPANCY       ADR        REVPAR
                                         ---------       ---       ------     ---------       ---        ------
DJONT Non-comparable Hotels                 73.4%    $  105.66   $   77.54       72.3%    $  105.39   $   76.24
Bristol Non-comparable Hotels               68.8%    $   82.60   $   56.82       68.1%    $   84.57   $   57.58
   Total Non-comparable Hotels              70.1%    $   89.21   $   62.49       69.5%    $   91.65   $   63.68



                                            CHANGE FROM PRIOR PERIOD               CHANGE FROM PRIOR PERIOD
                                         2ND QTR. 1999 VS. 2ND QTR. 1998          1999 VS. 1998 YEAR TO DATE
                                       ----------------------------------      --------------------------------
                                       OCCUPANCY       ADR         REVPAR      OCCUPANCY     ADR         RevPAR
                                       ---------       ---         ------      ---------     ---         ------
DJONT Non-comparable Hotels             (6.2)pts        2.5%       (6.2)%      (4.8)pts       2.6%       (4.2)%
Bristol Non-comparable Hotels           (1.2)pts       10.9%        9.0%       (2.0)pts      10.8%        7.7%
   Total Non-comparable Hotels          (2.6)pts        7.8%        3.9%       (2.9)pts       7.5%        3.1%

   (B) DJONT Non-comparable Hotels includes 15 and 22 hotels and Bristol Non-comparable Hotels includes 35 and 40 hotels, in the second quarter and year to date, respectively, undergoing redevelopment in either the 1999 or 1998 periods reported. The Bristol Non-comparable Hotels excludes two and three hotels closed during renovation in the second quarter and year to date, respectively, and one hotel that was targeted for sale during both the periods reported.

ALL HOTELS (C)


                                                 SECOND QUARTER 1999                   YEAR TO DATE 1999
                                         ---------------------------------    ---------------------------------
                                         OCCUPANCY       ADR        REVPAR    OCCUPANCY       ADR        REVPAR
                                         ---------       ---        ------    ---------       ---        ------
Comparable Hotels                           72.9%    $  102.81   $   74.96       70.9%    $  104.64   $   74.21
Non-comparable Hotels                       67.5%    $   96.17   $   64.91       66.6%    $   98.54   $   65.62
          Total Hotels                      71.2%    $  100.82   $   71.78       69.2%    $  102.36   $   70.88


                                                 SECOND QUARTER 1999                   YEAR TO DATE 1999
                                         ---------------------------------    ---------------------------------
                                         OCCUPANCY       ADR        REVPAR    OCCUPANCY       ADR        REVPAR
                                         ---------       ---        ------    ---------       ---        ------
Comparable Hotels                           74.1%    $  100.85   $   74.74       72.0%    $  102.46   $   73.78
Non-comparable Hotels                       70.1%    $   89.21   $   62.49       69.5%    $   91.65   $   63.68
          Total Hotels                      72.8%    $   97.31   $   70.87       71.0%    $   98.36   $   69.86


                                            CHANGE FROM PRIOR PERIOD              CHANGE FROM PRIOR PERIOD
                                         2ND QTR. 1999 VS. 2ND QTR. 1998         1999 VS. 1998 YEAR TO DATE
                                       -----------------------------------    --------------------------------
                                       OCCUPANCY         ADR        REVPAR    OCCUPANCY        ADR      REVPAR
                                       ---------         ---        ------    ---------        ---      ------
Comparable Hotels                       (1.2)pts        1.9%         0.3%      (1.1) pts       2.1%       0.6%
Non-comparable Hotels                   (2.6)pts        7.8%         3.9%      (2.9) pts       7.5%       3.1%
          Total Hotels                  (1.6)pts        3.6%         1.3%      (1.8) pts       4.1%       1.5%

          (C) Excludes two and three hotels closed during renovation in the second quarter and year to date, respectively, and one hotel that was targeted for sale during both the periods reported.

Comparison of The Hotels' Operating Statistics for the Three and Six Months Ended June 30, 1999 and 1998

         For the six months ended June 30, 1999, the Company's Hotels had an average increase in RevPAR of 1.5% over the same period last year. The components of this increase were a 4.1% increase in ADR partially offset by a decrease in occupancy of 1.8 percentage points.

         The Comparable Hotels' RevPAR increased 0.6% for the six months ended June 30, 1999, as compared to the same period in 1998. This was comprised of a 2.1% increase in ADR, which was largely offset by a decrease in occupancy of 1.1 percentage points. In the first quarter of 1999 increases in RevPAR, over the same periods in 1998, were greater for each successive month, however, the second quarter did not maintain this trend. In the second quarter, the rate of RevPAR growth decreased each successive month and for the three months ended June 30, 1999, RevPAR increased only 0.3% over the same period in 1998.

         Hotels in California, Texas, Florida and Georgia accounted for approximately 54% of the Comparable Hotels' room revenues for the three months ended June 30, 1999. RevPAR changes and the percentage of the total Comparable Hotels' room revenues for the three months ended June 30, 1999, as compared to the same period in 1998, from these four states were as follows:


                                                            PERCENTAGE OF
                                                             COMPARABLE
                                               REVPAR       HOTELS' ROOM
                                               CHANGE         REVENUES
                                               ------       ------------
California              (15 hotels)              2.4 %          17.3%
Texas                   (28 hotels)             (3.3)%          17.0%
Florida                 (11 hotels)              1.1 %          10.2%
Georgia                 (12 hotels)              0.6 %           9.3%

         The Company attributes the RevPAR decrease for the Texas hotels, and the moderate RevPAR growth in other markets, to the addition of new hotel rooms throughout many markets. However, nationally, hotel construction starts dropped 13% in the fourth quarter of 1998 and 10% in the first six months of 1999. If these declines in supply growth continue, along with a continuation of current demand levels, stronger RevPAR growth should be seen, beginning by the end of 1999 or during 2000.

         The Non-comparable Hotels' RevPAR increased 3.1% for the six months ended June 30, 1999, versus the same period in 1998, and increased 3.9% for the three months ended June 30, 1999 compared to 1998.

         Included in the Non-comparable Hotels for the quarter are 25 hotels which completed renovation programs in 1998 and 25 hotels undergoing renovation in 1999. RevPAR increased 16.5% in the quarter for those hotels that completed their renovation program in 1998 and RevPAR decreased 18.2% in the quarter for those hotels undergoing renovation in 1999.

         There are 12 hotels that were rebranded to Crowne Plaza hotels included in the Non-comparable Hotels for the six months ended June 30, 1999. The RevPAR for these hotels increased 19.5%, which was derived from a 12.7% increase in ADR and a 3.9 percentage point increase in occupancy.

DJONT

         The Six Months Ended June 30, 1999 and 1998

         Total revenues increased to $409.6 million in the first six months of 1999 from $366.3 million in the first six months of 1998, an increase of 11.8%. Total revenues consisted primarily of room and suite revenue of $334.8 million and $304.3 million in the first six months of 1999 and 1998, respectively.

         The increase in total revenues is primarily a result of the increase in the number of hotels leased for the entire six month period to 86 hotels at June 30, 1999 from 73 hotels at June 30, 1998. Room and suite revenues from the 64 DJONT Comparable Hotels, for the six months ended June 30, 1999 over 1998, increased 1.7% or $4.2 million. The increase in revenues at these hotels is due primarily to an improvement in ADR to $124.01 for the six months ended June 30, 1999, from $122.16 for the six months ended June 30, 1998. The 22 DJONT Non-comparable Hotels were undergoing renovation or rebranding during at least a portion of the last six months, which resulted in a decrease in their combined occupancy and RevPAR to 67.5% and $73.02, respectively, for the six months ended June 30, 1999, as compared to 72.3% and $76.24, respectively, for the six months ended June 30, 1998.

         DJONT's income before Percentage Lease rent decreased as a percentage of total revenues from 40.5% in the six months ended June 30, 1998 to 39.9% in the six months ended June 30, 1999. This is largely due to increased property operating costs resulting from higher labor costs and related payroll benefits.

         For the first six months of 1999, DJONT incurred losses of $6.3 million, however, management currently expects DJONT to be profitable for the year.

         The Three Months Ended June 30, 1999 and 1998

         Total revenues increased to $205.4 million in the second quarter of 1999 from $195.2 million in the second quarter of 1998, an increase of 5.2%. Total revenues consisted primarily of room and suite revenue of $167.1 million and $161.0 million in the second quarter of 1999 and 1998, respectively.

         The increase in total revenues is primarily a result of the increase in the number of hotels leased for the entire quarter to 86 hotels at June 30, 1999 from 73 hotels at June 30, 1998. Room and suite revenues from the 71 DJONT Comparable Hotels for the three months ended June 30, 1999 over 1998 increased 0.7% or $909,000. The increase in revenues at these hotels is due primarily to the improvement in ADR to $119.00 for the three months ended June 30, 1999, as compared to $117.61 for the three months ended June 30, 1998. The 15 DJONT Non-comparable Hotels were undergoing renovation or rebranding during at least a portion of the last three months, which resulted in a decrease in their RevPAR to $72.77 for the three months ended June 30, 1999, from $77.54 for the three months ended June 30, 1998.

         DJONT's income before Percentage Lease rent decreased as a percentage of total revenues from 40.6% in the quarter ended June 30, 1998 to 39.1% in the quarter ended June 30, 1999. This is largely due to increased property operating costs resulting from higher labor costs and related payroll benefits.

         For the three months ended June 30, 1999, DJONT incurred losses of $3.5 million, however management currently expects DJONT to be profitable for the year.

Bristol

         Bristol is a public company whose common stock is listed on the New York Stock Exchange under the symbol BH. Bristol files financial statements in accordance with the Securities and Exchange Act of 1934.

RENOVATION, REDEVELOPMENT, AND REBRANDING

         Through June 30, 1999, FelCor had spent $129 million (of a planned $160 million) on its 1999 program for the renovation, redevelopment, or rebranding of over 50 hotels. An additional $20 million of capital expenditures were made during the same period to maintain the remaining hotels in a competitive condition. In the second quarter of 1999, approximately $56 million was spent on the 1999 renovation program and $11 million was spent on other routine capital improvements. The renovation and redevelopment program for 1999 was approximately 80% complete as of the end of the second quarter. Approximately $50 million of renovations were completed at the Allerton Crowne Plaza hotel in Chicago, Illinois, which was closed during most of the first half of 1999. The remaining 1999 renovation expenditures will be used to complete the 10 projects in process at the end of the second quarter and to complete 10 additional smaller renovation projects. In 2000, FelCor currently expects to spend approximately $40 million on the renovation, redevelopment and rebranding of its existing hotels.

         Thirty hotels (18 of which are Bristol-operated hotels) were undergoing renovation, redevelopment, or rebranding during the quarter, which resulted in approximately 113,000 room nights out-of-service, or approximately 2.5% of available room nights. This included 15 Holiday Inn or Holiday Inn Select, six Embassy Suites, three Doubletree, three Sheraton, and three Crowne Plaza hotels. Approximately 3.0% of available rooms were out-of-service for the first six months of 1999. Many of these projects also include renovations to the hotel's exterior, public areas, meeting spaces and restaurants, which typically have a negative impact on hotel revenues.

         Included in the 30 hotels undergoing renovation during the quarter were 20 hotels, containing approximately 5,800 rooms, where renovations were completed during the quarter. Many of these renovation projects commenced during 1998. The renovation and redevelopment expenditures on these 20 hotels totaled $123.6 million.

                        FELCOR LODGING TRUST INCORPORATED
              RENOVATION PROJECTS COMPLETED IN SECOND QUARTER 1999


                                                                  TOTAL
                         HOTEL                               RENOVATION COST                      LOCATION
                         -----                               ---------------                      --------
                                                               (IN MILLIONS)

   443-room Allerton Crowne Plaza*                                 $50.0           Chicago, Illinois
   335-room Crowne Plaza*                                            2.9           Irvine, California
   305-room Crowne Plaza*                                            7.5           San Jose, California
   248-room Doubletree                                               2.6           Denver, Colorado
   138-room Doubletree Guest Suites                                  0.9           Dayton, Ohio
   233-room Embassy Suites                                           2.2           Atlanta (Airport), Georgia
   308-room Embassy Suites*                                          3.8           Dallas (Airport), Texas
   198-room Embassy Suites                                           4.1           Palm Desert, California
   247-room Holiday Inn                                              2.9           Amarillo, Texas
   190-room Holiday Inn                                              2.6           Beaumont, Texas
   139-room Holiday Inn                                              2.0           Cambridge, Ontario, Canada
   500-room Holiday Inn                                             12.8           Cocoa Beach, Florida
   223-room Holiday Inn                                              2.9           Columbus, Georgia
   530-room Holiday Inn                                              7.8           Orlando, Florida
   155-room Holiday Inn                                              1.1           Peterborough, Ontario, Canada
   364-room Holiday Inn                                              7.1           Philadelphia, Pennsylvania
   210-room Holiday Inn                                              1.7           Texarkana, Texas
   382-room Holiday Inn Select                                       3.1           Nashville, Tennessee
   251-room Holiday Inn Select                                       3.1           Pittsburgh, Pennsylvania
   397-room Holiday Inn Select                                       2.5           San Antonio (Airport), Texas
------                                                            ------
 5,796 rooms                                                      $123.6
======                                                            ======

* Denotes those hotels which were also rebranded.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the six months ended June 30, 1999, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $150.0 million and Funds From Operations was $154.2 million.

         The Lessees' obligations under the Percentage Leases are largely unsecured. The Lessees have limited capital resources, and, accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels.

         At June 30, 1999, DJONT had a cumulative shareholders' deficit of $14.5 million. The shareholders' deficit results primarily from losses incurred as a consequence of the one-time costs of the renovation, redevelopment and rebranding programs at the Hotels and the substantial number of room and suite nights lost due to renovation. Currently, management expects DJONT to be profitable for the year and it is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive shareholders' equity is restored. It is anticipated that DJONT's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases.

         Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations when due under the respective Percentage Leases relating to a total of 34 of the Hotels.
No loans were outstanding under such agreements at June 30, 1999.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases. As an additional credit enhancement, the Bristol Lessees obtained a letter of credit for the benefit of the Company in the original amount of $20 million that is required to be maintained until July 27, 1999. This letter of credit is subject to periodic reductions upon satisfaction of certain conditions and, at June 30, 1999, was in the amount of $9.1 million. According to Bristol's financial statements filed with the SEC, for the three and six months ended June 30, 1999, Bristol had net income of $4.5 and $5.6 million, respectively, and at June 30, 1999, had stockholders' equity of $41.2 million.

         The Company may incur indebtedness to make property acquisitions, to purchase shares of its capital stock, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient for such purposes. Management is currently evaluating a number of potential opportunities to enhancing shareholder value, which have been created by the depressed price at which FelCor's capital stock is currently trading.

         During the second quarter, FelCor completed $550 million of long-term debt financings. The proceeds from these loans were used to prepay FelCor's $250 million unsecured term loan, which was to mature on December 31, 1999, and to reduce outstanding borrowings under its existing $850 million Line of Credit. These debt financings consisted of:

     o   A five-year, $375 million Senior Term Loan (LIBOR + 250 bps)

     o   A ten-year, $100 million Mortgage debt (7.54% Fixed)

     o   A ten-year, $75 million Mortgage debt (7.55% Fixed)

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At June 30, 1999, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Senior Term Loan. Most of the mortgage debt is nonrecourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         At June 30, 1999, the Company had $50.6 million of cash and cash equivalents and had utilized $547 million of the $850 million available under the Line of Credit. Certain significant credit and debt statistics at June 30, 1999 are as follows:

         o    Interest coverage ratio of 3.5x

         o    Total debt to annualized EBITDA of 4.2x

         o    Borrowing capacity of $303 million under the Line of Credit

         o    Consolidated debt equal to 38% of investment in hotels at cost

         o    Fixed interest rate debt equal to 62% of total debt

         o Weighted average maturity of fixed interest rate debt of approximately six years

         o    Mortgage debt to total assets of 11%

         o Debt of less than $9 million and $32 million maturing in the remainder of 1999 and 2000, respectively.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit and Senior Term Loan without an exchange of the underlying principal amount, and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at June 30, 1999, are summarized in the following table:

                                                                                  SWAP RATE
                                                                                  RECEIVED
                                    SWAP RATE               EFFECTIVE           (VARIABLE) AT            SWAP
      NOTIONAL AMOUNT             PAID (FIXED)             FIXED RATE              6/30/99             MATURITY
      ---------------             ------------             ----------           -------------       -------------
        $ 50 million                 6.111%                  7.611%                5.000%           October 1999
        $ 25 million                 5.955%                  7.455%                5.000%           November 1999
        $ 25 million                 5.558%                  7.058%                4.930%           July 2001
        $ 25 million                 5.548%                  7.048%                4.930%           July 2001
        $ 75 million                 5.555%                  7.055%                4.930%           July 2001
        $100 million                 5.796%                  8.296%                4.930%           July 2003
        $ 25 million                 5.826%                  8.326%                4.930%           July 2003
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

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue, particularly during the fourth quarter, to the extent that it receives Percentage Rent. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize cash on hand or borrowings under the Line of Credit to make distributions to its equity holders.

YEAR 2000

         The Year 2000 issue relates to computer programs that were written using two digits, rather than four, to define the applicable year. In those programs the year 2000 may be incorrectly identified as the year 1900, which could result in a system failure or miscalculation causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements, or engage in other normal business activities.

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

         The Company has spent approximately $6 million through the second quarter of 1999 to remediate Year 2000 issues and anticipates spending an additional $ 4 million to remediate all Year 2000 issues, which amount is included in the Company's 1999 capital plans. The majority of the unspent funds relate to the acquisition and systematic implementation of Year 2000 compliant computer hardware and software for the Hotels.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Portions of this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the

Company's current expectations are disclosed herein and in the Company's other filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, (collectively, "Cautionary Disclosures"). The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to FelCor is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 1999.

                         PART II. -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         During the second quarter of 1999, the Company issued 1,245 shares of its common stock in redemption of a like number of outstanding units of limited partner interest in the Operating Partnership. Neither the units, nor the common stock issued in redemption thereof, were registered under the 1933 Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by Section 4(2) of that act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         FelCor held its 1999 Annual Meeting of Stockholders on May 6, 1999 (the "Annual Meeting"). At the Annual Meeting, the stockholders of FelCor elected Thomas J. Corcoran, Jr., Thomas A. McChristy, Donald J. McNamara and Richard C. North to serve, as Class II directors, until the Annual Meeting of Stockholders to be held in 2002. No other matters were voted upon at the meeting.

         The total number of shares entitled to vote at the Annual Meeting was 68,062,887 shares of Common Stock. A total of 50,930,102 shares of Common Stock were represented in person or by proxy at the Annual Meeting. The following table sets forth, with respect to each of the directors elected, the number of votes cast for, and the number of votes withheld, with respect to his election:

NOMINEE                            VOTES FOR       VOTES WITHHELD
-------                            ---------       --------------
Thomas J. Corcoran, Jr.            50,810,872          119,230
Thomas A. McChristy                50,801,944          128,158
Donald J. McNamara                 50,812,822          117,280
Richard C. North                   50,799,314          130,788

ITEM 5.  OTHER INFORMATION.

         For information relating to asset acquisitions and certain other transactions by the Company through June 30, 1999, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

             Exhibit
             Number                           Description
             --------                         -----------

             10.23.1 Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by Felcor/CSS Holdings, L.P., payable to the order of The Prudential Insurance
                                   Company of America.

             10.23.2               Form of Mortgage, Security Agreement and
                                   Fixture Filing by and between FelCor/CSS
                                   Holdings, L. P., as Mortgagor, and The
                                   Prudential Insurance Company of America, as
                                   Mortgagee (incorporated by reference to
                                   Exhibit 10.23 to the Registrant's Form 10-Q
                                   Quarterly Report for the quarter ending
                                   March 31, 1999).

             10.23.3               Mortgage Loan Agreement dated as of April 1,
                                   1999, by and between The Prudential
                                   Insurance Company of America, as Lender, and
                                   FelCor/CSS Holdings, L.P., as Borrower.

             10.24.1 Form of six separate Promissory Notes each dated May 12, 1999, made by FelCor/MM
                                   Holdings, L.P. payable to the order of
                                   Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites-Dallas Market
                                   Center), $14,000,000 (Embassy Suites-Dallas
                                   Love Field), $12,450,000 (Embassy
                                   Suites-Tempe), $11,550,000 (Embassy
                                   Suites-Anaheim), $8,900,000 (Embassy
                                   Suites-Palm Desert), $15,600,000 (Embassy
                                   Suites-Deerfield Beach).

             10.24.2 Form of Deed of Trust, Security Agreement and Fixture Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as
                                   Borrower, in favor of Fidelity National
                                   Title Insurance Company, as Trustee, and
                                   Massachusetts Mutual Life Insurance Company, as Beneficiary, each covering a separate hotel and securing one of the separate
                                   Promissory Notes described in Exhibit
                                   10.24.1, also executed by FelCor/CSS
                                   Holdings, L.P. with respect to the Embassy
                                   Suites-Anaheim and Embassy Suites- Deerfield
                                   Beach, and by FelCor Lodging Limited
                                   Partnership with respect to the Embassy
                                   Suites-Palm Desert.

             27                    Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  Registrant did not file any reports on Form 8-K during the second quarter of 1999.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1999

                           FELCOR LODGING TRUST INCORPORATED



                           By:         /s/ Randall L. Churchey
                              ------------------------------------------------
                                           Randall L. Churchey
                             Senior Vice President and Chief Financial Officer
                                        (Chief Financial Officer)

                               INDEX TO EXHIBITS

             Exhibit
             Number                           Description
             --------                         -----------

             10.23.1 Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by Felcor/CSS Holdings, L.P., payable to the order of The Prudential Insurance
                                   Company of America.

             10.23.2               Form of Mortgage, Security Agreement and
                                   Fixture Filing by and between FelCor/CSS
                                   Holdings, L. P., as Mortgagor, and The
                                   Prudential Insurance Company of America, as
                                   Mortgagee (incorporated by reference to
                                   Exhibit 10.23 to the Registrant's Form 10-Q
                                   Quarterly Report for the quarter ending
                                   March 31, 1999).

             10.23.3               Mortgage Loan Agreement dated as of April 1,
                                   1999, by and between The Prudential
                                   Insurance Company of America, as Lender, and
                                   FelCor/CSS Holdings, L.P., as Borrower.

             10.24.1 Form of six separate Promissory Notes each dated May 12, 1999, made by FelCor/MM
                                   Holdings, L.P. payable to the order of
                                   Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites-Dallas Market
                                   Center), $14,000,000 (Embassy Suites-Dallas
                                   Love Field), $12,450,000 (Embassy
                                   Suites-Tempe), $11,550,000 (Embassy
                                   Suites-Anaheim), $8,900,000 (Embassy
                                   Suites-Palm Desert), $15,600,000 (Embassy
                                   Suites-Deerfield Beach).

             10.24.2 Form of Deed of Trust, Security Agreement and Fixture Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as
                                   Borrower, in favor of Fidelity National
                                   Title Insurance Company, as Trustee, and
                                   Massachusetts Mutual Life Insurance Company, as Beneficiary, each covering a separate hotel and securing one of the separate
                                   Promissory Notes described in Exhibit
                                   10.24.1, also executed by FelCor/CSS
                                   Holdings, L.P. with respect to the Embassy
                                   Suites-Anaheim and Embassy Suites- Deerfield
                                   Beach, and by FelCor Lodging Limited
                                   Partnership with respect to the Embassy
                                   Suites-Palm Desert.

             27                    Financial Data Schedule.