Form 10-Q
period 1999-09-30
FELCOR LODGING TRUST INC
filed 1999-11-15
CIK 923603

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on November 10, 1999 was 65,941,292.

--------------------------------------------------------------------------------

                        FELCOR LODGING TRUST INCORPORATED

                                      INDEX


                                                                                                   PAGE
                                                                                                   ----
                        PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements......................................................................  3
         FELCOR LODGING TRUST INCORPORATED
            Consolidated Balance Sheets - September 30, 1999 (Unaudited)
                 and December 31, 1998.............................................................  3
            Consolidated Statements of Operations -- For the Three and Nine Months
                 Ended September 30, 1999 and 1998 (Unaudited).....................................  4
            Consolidated Statements of Cash Flows -- For the Nine Months
                 Ended September 30, 1999 and 1998 (Unaudited).....................................  5
            Notes to Consolidated Financial Statements.............................................  6
         DJONT OPERATIONS, L.L.C.
            Consolidated Balance Sheets - September 30, 1999 (Unaudited)
                 and December 31, 1998............................................................. 14
            Consolidated Statements of Operations -- For the Three and Nine Months
                 Ended September 30, 1999 and 1998 (Unaudited)..................................... 15
            Consolidated Statements of Cash Flows -- For the Nine Months
                 Ended September 30, 1999 and 1998 (Unaudited)..................................... 16
            Notes to Consolidated Financial Statements............................................. 17
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..... 19
            General/Third Quarter Activities....................................................... 19
            Results of Operations.................................................................. 19
            Liquidity and Capital Resources........................................................ 27
Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................ 30

                        PART II. -- OTHER INFORMATION

Item 5.  Other Information......................................................................... 31
Item 6.  Exhibits and Reports on Form 8-K.......................................................... 31

SIGNATURE.......................................................................................... 32

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FELCOR LODGING TRUST INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       1999               1998
                                                                                   -------------      -------------
                                                                                    (UNAUDITED)
                                        ASSETS

Investment in hotels, net of accumulated depreciation of $290,495
   at September 30, 1999 and $178,072 at December 31, 1998 ...................     $   4,045,358      $   3,955,582
Investment in unconsolidated entities ........................................           137,017            148,065
Cash and cash equivalents ....................................................            48,027             34,692
Due from Lessees .............................................................            19,650             18,968
Deferred expenses, net of accumulated amortization of $3,758
   at September 30, 1999 and $2,096 at December 31, 1998 .....................            13,104             10,041
Other assets .................................................................             7,930              8,035
                                                                                   -------------      -------------

           Total assets ......................................................     $   4,271,086      $   4,175,383
                                                                                   =============      =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Debt, net of discount of $1,458 at September 30, 1999
   and $1,628 at December 31, 1998 ...........................................     $   1,707,981      $   1,594,734
Distributions payable ........................................................            42,549             67,262
Accrued expenses and other liabilities .......................................            87,848             57,312
Minority interest in Operating Partnership, 2,987 and 2,939 units issued and
   outstanding at September 30, 1999 and December 31, 1998, respectively .....            87,625             87,353
Minority interest in other partnerships ......................................            51,389             51,105
                                                                                   -------------      -------------
           Total liabilities .................................................         1,977,392          1,857,766
                                                                                   -------------      -------------

Commitments and contingencies (Notes 3 and 5)

Shareholders' equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
   Series A Cumulative Preferred Stock, 6,050 shares issued and outstanding ..           151,250            151,250
   Series B Redeemable Preferred Stock, 58 shares issued and outstanding .....           143,750            143,750
Common stock, $.01 par value, 200,000 shares authorized, 69,291 and 69,284 shares issued, including shares in treasury, at September 30, 1999
   and December 31, 1998, respectively .......................................               693                693
Additional paid-in capital ...................................................         2,142,104          2,142,250
Distributions in excess of earnings ..........................................          (102,616)           (78,839)
Common stock in treasury, at cost, 1,213 shares ..............................           (41,487)           (41,487)
                                                                                   -------------      -------------
           Total shareholders' equity ........................................         2,293,694          2,317,617
                                                                                   -------------      -------------

           Total liabilities and shareholders' equity ........................     $   4,271,086      $   4,175,383
                                                                                   =============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                         --------------------------      --------------------------
                                                            1999            1998            1999            1998
                                                         ----------      ----------      ----------      ----------
Revenues:
  Percentage lease revenue .........................     $  120,598      $  104,919      $  377,480      $  223,775
  Equity in income from unconsolidated entities ....          2,353           2,446           6,190           6,429
  Other revenue ....................................          1,131           1,234           2,516           3,326
                                                         ----------      ----------      ----------      ----------
           Total revenues ..........................        124,082         108,599         386,186         233,530
                                                         ----------      ----------      ----------      ----------

Expenses:
  General and administrative .......................          2,943           1,452           7,696           4,026
  Depreciation .....................................         38,627          27,720         112,789          61,036
  Taxes, insurance, and other ......................         19,529          14,651          60,386          29,490
  Interest expense .................................         31,520          22,960          90,692          46,486
  Minority interest in Operating Partnership .......          1,094           1,639           3,933           5,452
  Minority interest in other partnerships ..........            348             323           1,987             805
                                                         ----------      ----------      ----------      ----------
           Total expenses ..........................         94,061          68,745         277,483         147,295
                                                         ----------      ----------      ----------      ----------

Income before extraordinary charge .................         30,021          39,854         108,703          86,235
Extraordinary charge from write off of deferred
   financing fees ..................................                          2,519           1,113           3,075
                                                         ----------      ----------      ----------      ----------
Net income .........................................         30,021          37,335         107,590          83,160
Preferred dividends ................................          6,184           6,184          18,551          13,987
                                                         ----------      ----------      ----------      ----------

Income applicable to common shareholders ...........     $   23,837      $   31,151      $   89,039      $   69,173
                                                         ==========      ==========      ==========      ==========

Per common share data:
Basic:
  Income applicable to common shareholders before
       extraordinary charge ........................     $     0.35      $     0.58      $     1.33      $     1.64
  Extraordinary charge .............................                          (0.04)          (0.02)          (0.07)
                                                         ----------      ----------      ----------      ----------
  Net income applicable to common shareholders .....     $     0.35      $     0.54      $     1.31      $     1.57
                                                         ==========      ==========      ==========      ==========
  Weighted average common shares outstanding .......         68,014          58,461          68,012          43,925

Diluted:
  Income applicable to common shareholders before
       extraordinary charge ........................     $     0.35      $     0.57      $     1.32      $     1.63
  Extraordinary charge .............................                          (0.04)          (0.02)          (0.07)
                                                         ----------      ----------      ----------      ----------
  Net income applicable to common shareholders .....     $     0.35      $     0.53      $     1.30      $     1.56
                                                         ==========      ==========      ==========      ==========
  Weighted average common shares outstanding .......         68,221          58,834          68,262          44,294




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (UNAUDITED, IN THOUSANDS)


                                                                                                     NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                               ----------------------------
                                                                                                   1999             1998
                                                                                               -----------      -----------
Cash flows from operating activities:
          Net income .....................................................................     $   107,590      $    83,160
          Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation .........................................................         112,789           61,036
                    Amortization of deferred financing fees ..............................           2,035            1,927
                    Accretion of debt ....................................................            (725)
                    Amortization of unearned officers' and directors' compensation .......             526              605
                    Equity in income from unconsolidated entities ........................          (6,190)          (6,429)
                    Extraordinary charge for write off of deferred financing fees ........           1,113            3,075
                    Minority interest in Operating Partnership ...........................           3,933            5,452
                    Minority interest in other partnerships ..............................           1,987              805
              Changes in assets and liabilities:
                    Due from Lessees .....................................................            (682)         (19,031)
                    Deferred financing fees ..............................................          (6,211)          (4,300)
                    Other assets .........................................................          (1,755)          (4,102)
                    Accrued expenses and other liabilities ...............................          24,006           28,933
                                                                                               -----------      -----------
                              Net cash flow provided by operating activities .............         238,416          151,131
                                                                                               -----------      -----------

Cash flows used in investing activities:
          Improvements and additions to hotels ...........................................        (192,847)         (44,310)
          Acquisition of hotel assets ....................................................         (10,802)        (354,435)
          Acquisition of unconsolidated entities .........................................                             (984)
          Proceeds from sales of hotels ..................................................          15,091
          Net cash received from acquisition of Bristol Hotels ...........................                           16,790
          Bristol Interim Credit Facility ................................................                         (120,000)
          Cash distributions from unconsolidated entities ................................          17,187           18,406
                                                                                               -----------      -----------
                              Net cash flow used in investing activities .................        (171,371)        (484,533)
                                                                                               -----------      -----------

Cash flows from financing activities:
          Proceeds from borrowings .......................................................         782,000          942,003
          Repayment of borrowings ........................................................        (674,200)        (640,300)
          Proceeds from sale of preferred stock ..........................................                          143,750
          Costs associated with public offerings .........................................                           (4,686)
          Proceeds from exercise of stock options ........................................               8            1,657
          Distributions paid to limited partners .........................................          (5,916)          (4,807)
          Distributions paid to preferred shareholders ...................................         (19,804)         (13,987)
          Distributions paid to common shareholders ......................................        (135,798)         (58,403)
                                                                                               -----------      -----------
                              Net cash flow provided by (used in) financing activities ...         (53,710)         365,227
                                                                                               -----------      -----------

Net change in cash and cash equivalents ..................................................          13,335           31,825
Cash and cash equivalents at beginning of periods ........................................          34,692           17,543
                                                                                               -----------      -----------
Cash and cash equivalents at end of periods ..............................................     $    48,027      $    49,368
                                                                                               ===========      ===========

Supplemental cash flow information --
          Interest paid ..................................................................     $    85,606      $    33,322
                                                                                               ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

         FelCor Lodging Trust Incorporated ("FelCor") is one of the nation's largest hotel real estate investment trusts ("REIT") which, at September 30, 1999, owned interests in 187 hotels with nearly 50,000 rooms and suites (collectively the "Hotels") through its greater than 95% equity interest in FelCor Lodging Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company". At September 30, 1999, the Company owned 100% interests in 163 hotels, a 90% or greater interest in entities that owned seven hotels, a 60% interest in an entity that owned two hotels and 50% interests in separate entities that owned 15 hotels.

         FelCor strives to be the premier full-service lodging REIT partnered with leading brands and management companies to create shareholder value. The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table presents the Hotels, by brand, leased to each of the Company's Lessees at September 30, 1999:

                                                                     NOT OPERATED
                         BRAND               DJONT      BRISTOL      UNDER A LEASE     TOTAL
                         -----               -----      -------      -------------     -----
Embassy Suites                                   58                                      58
Holiday Inn                                                  44             1            45
Doubletree and Doubletree Guest Suites(R)        16                                      16
Crowne Plaza and Crowne Plaza Suites(R)                      17                          17
Holiday Inn Select(R)                                        10                          10
Sheraton(R)and Sheraton Suites(R)                 9                                       9
Hampton Inn(R)                                                9                           9
Holiday Inn Express(R)                                        5                           5
Fairfield Inn(R)                                              5                           5
Harvey Hotel(R)                                               4                           4
Independent                                                   2             1             3
Courtyard by Marriott(R)                                      2                           2
Four Points by Sheraton(R)                                    1                           1
Hilton Suites(R)                                  1                                       1
Homewood Suites(R)                                            1                           1
Westin(R)                                         1                                       1
                                              -----       -----        ------        ------
         Total Hotels                            85         100             2           187
                                              =====       =====        ======        ======

         The Hotels are located in the United States (34 states) and Canada, with 79 hotels in California, Florida and Texas. The following table provides information regarding the net acquisition and disposition of hotels through September 30, 1999:

                                                           NET HOTELS
                                                      ACQUIRED/(DISPOSED OF)
                                                      ----------------------
1994                                                             7
1995                                                            13
1996                                                            23
1997                                                            30
1998                                                           120
FIRST QUARTER 1999                                              (4)
SECOND QUARTER 1999                                             (2)
THIRD QUARTER 1999                                              --
                                                             -----
                                                               187
                                                             =====

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION (CONTINUED)

         At September 30, 1999, the Company leased 85 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT"), and leased 100 of the Hotels to Bristol Hotels & Resorts, or a consolidated subsidiary thereof ("Bristol" and, together with DJONT, the "Lessees"). Two Hotels were not leased.

         Thomas J. Corcoran, Jr., the President, Chief Executive Officer, and a Director of FelCor, and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT. The remaining 50% nonvoting common equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Company. DJONT has entered into management agreements pursuant to which 72 of the Hotels leased by it are managed by subsidiaries of Promus Hotel Corporation ("Promus"), ten are managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"), and three are managed by two independent management companies.

         Bristol, an independent publicly owned company, leases and manages 100 Hotels and manages one hotel which operates without a lease. Bristol is one of the largest independent hotel operating companies in North America and operates the largest number of Bass Hotels & Resorts-branded hotels in the world.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or shareholders' equity.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and DJONT included in FelCor's Annual Report on Form 10-K for the year ended December 31, 1998 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position of the Company for the unaudited periods.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         At September 30, 1999, the Company owned 50% interests in separate entities owning 15 hotels, a parcel of undeveloped land, and a condominium management company. The Company also owned a 97% nonvoting interest in an entity that is developing condominiums for sale and that owns an annex to a hotel owned by the Company. The Company accounts for its investments in these unconsolidated entities under the equity method.

         Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                   1999                1998
                                                                -------------      ------------
Balance sheet information:
  Investment in hotels, net of accumulated depreciation...       $ 286,379          $ 269,881
  Non-recourse mortgage debt..............................       $ 203,444          $ 176,755
  Equity..................................................       $  95,083          $ 105,347

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                       ----------------------------      ----------------------------
                                                          1999             1998             1999             1998
                                                       -----------      -----------      -----------      -----------
Statements of Operations Information:
  Percentage lease revenue .......................     $    13,998      $    13,575      $    40,968      $    40,144
  Other income ...................................           2,828            2,087            7,155            3,201
                                                       -----------      -----------      -----------      -----------
           Total revenue .........................          16,826           15,662           48,123           43,345
                                                       -----------      -----------      -----------      -----------
  Expenses:
       Depreciation ..............................           4,511            4,261           14,019           12,804
       Taxes, insurance, and other ...............           2,805            2,303            7,830            5,462
       Interest expense ..........................           3,627            3,373           10,314            9,727
                                                       -----------      -----------      -----------      -----------
           Total expenses ........................          10,943            9,937           32,163           27,993
                                                       -----------      -----------      -----------      -----------

  Net income .....................................     $     5,883      $     5,725      $    15,960      $    15,352
                                                       ===========      ===========      ===========      ===========

  Net income attributable to the Company .........     $     2,888      $     2,862      $     7,796      $     7,676
  Amortization of cost in excess of book value ...            (535)            (416)          (1,606)          (1,247)
                                                       -----------      -----------      -----------      -----------
  Equity in income from unconsolidated entities ..     $     2,353      $     2,446      $     6,190      $     6,429
                                                       ===========      ===========      ===========      ===========

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       DEBT

         Debt at September 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                                                          OUTSTANDING BALANCE
                                                                                ---------------------------------------
                                 INTEREST RATE            MATURITY DATE         SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                 -------------            -------------         ------------------    -----------------
FLOATING RATE DEBT:
   Line of Credit                 LIBOR + 150bps            June 2001              $  345,000             $    411,000
   Term Loan                      LIBOR + 150bps          December 1999                                        250,000
   Senior Term Loan               LIBOR + 250bps            March 2004                250,000
   Mortgage debt                  LIBOR + 200bps           February 2003               62,702
   Other                          Up to LIBOR + 200bps       Various                   23,150                   34,750
                                                                                  -----------             ------------
Total floating rate debt                                                              680,852                  695,750
                                                                                  -----------             ------------

FIXED RATE DEBT:

   Line of credit - swapped             7.24%                June 2001                200,000                  325,000
   Publicly-traded term notes           7.38%               October 2004              174,345                  174,249
   Publicly-traded term notes           7.63%               October 2007              124,197                  124,122
   Mortgage debt                        7.24%              November 2007              143,128                  145,062
   Senior Term Loan - swapped           8.30%               March 2004                125,000
   Mortgage debt                        6.97%              December 2002                                        43,836
   Mortgage debt                        7.54%                April 2009                99,427
   Mortgage debt                        7.55%                June 2009                 74,744
   Other                            6.96% - 7.23%           2000 - 2005                86,288                   86,715
                                                                                  -----------             ------------
Total fixed rate debt                                                               1,027,129                  898,984
                                                                                  -----------             ------------
          Total Consolidated Debt                                                 $ 1,707,981             $  1,594,734
                                                                                  ===========             ============

         One month LIBOR at September 30, 1999, was 5.4%.

         A portion of the Company's Line of Credit and Senior Term Loan is matched with interest rate swap agreements which effectively convert the variable rate on the Line of Credit and Senior Term Loan to a fixed rate.

         During the third quarter 1999, the Company entered into Forward Rate Agreements which fix three month LIBOR on $188 million of floating rate debt at an average rate of 5.93%, effective December 8, 1999.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and restricted payments (such as stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At September 30, 1999, the Company was in compliance with all such covenants

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Senior Term Loan. Most of the mortgage debt is nonrecourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       TAXES, INSURANCE, AND OTHER

         Taxes, insurance, and other is comprised of the following for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                       -----------------------     -----------------------
                                                         1999          1998          1999          1998
                                                       ---------     ---------     ---------     ---------
Real estate and personal property taxes ..........     $  12,851     $  10,246     $  41,845     $  23,269
Property insurance ...............................           868           801         2,596         1,346
Land lease expense ...............................         5,010         2,729        13,124         3,535
State franchise taxes and Canadian income tax ....           800           561         2,821         1,026
Other ............................................                         314                         314
                                                       ---------     ---------     ---------     ---------
         Total taxes, insurance, and other .......     $  19,529     $  14,651     $  60,386     $  29,490
                                                       =========     =========     =========     =========

5.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company is to receive rental income from the Lessees under the Percentage Leases, which expire in 2002 (five hotels), 2003 (three hotels), 2004 (12 hotels), 2005 (19 hotels), 2006 (26 hotels), 2007 (37 hotels), 2008 (54 hotels), and thereafter (15 hotels). The rental income under the Percentage Leases between 14 of the unconsolidated entities, of which the Company owns 50%, is payable by the Lessee to the respective entities and is not included in the schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) payable to the Company under these noncancellable operating leases at September 30, 1999 is as follows (in thousands):

                                        DJONT          BRISTOL           TOTAL
                                      ----------      ----------      ----------
Remainder of 1999 ..............      $   34,669      $   38,894      $   73,563
2000 ...........................         140,235         180,055         320,290
2001 ...........................         143,609         180,076         323,685
2002 ...........................         143,967         180,049         324,016
2003 ...........................         130,445         177,302         307,747
2004 and thereafter ............         519,383         820,168       1,339,551
                                      ----------      ----------      ----------
                                      $1,112,308      $1,576,544      $2,688,852
                                      ==========      ==========      ==========

         Certain entities owning interests in DJONT and managers for certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. No loans were outstanding under such agreements at September 30, 1999.

         DJONT engages independent third-party managers to operate the Hotels leased by it and generally pays such managers a base management fee based on a percentage of room and suite revenue and an incentive management fee based on DJONT's income before overhead expenses for each hotel. In certain instances, the hotel managers have subordinated fees and are committed to make subordinated loans to DJONT, if needed, to meet its rental and other obligations under the Percentage Leases.

         Bristol serves as both the lessee and manager of 100 Hotels leased to it by the Company at September 30, 1999 and, as such, is compensated for both roles through the profitability of the Hotels, after meeting their operating expenses and rental obligations under the Percentage Leases.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       COMMITMENTS AND RELATED PARTY TRANSACTIONS (CONTINUED)

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases, and is required to maintain a minimum liquid net worth. A portion of this liquid net worth is being satisfied through a letter of credit for the benefit of the Company. This letter of credit is subject to periodic reductions upon satisfaction of certain conditions and, at September 30, 1999, was in the amount of $9.1 million. According to Bristol's financial statements filed with the SEC, for the three and nine months ended September 30, 1999, Bristol had net income of $1.9 and $7.5 million, respectively, and at September 30, 1999, had stockholders' equity of $43.0 million.

         Bristol is a public company whose common stock is listed on the New York Stock Exchange under the symbol BH and that files its financial statements with the SEC in accordance with the Securities and Exchange Act of 1934.

         The Company presently expects to spend approximately $225 million during 1999 for capital improvements at the Hotels, consisting of both the 1999 renovation and redevelopment program and routine capital replacements and improvements, which may be funded from cash on hand or borrowings under its Line of Credit. Through the nine months ending September 30, 1999, the Company had spent approximately $193 million on such capital improvements.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

         During the first nine months of 1999, the Company purchased the land related to three hotels which were previously leased under long term land leases for an aggregate purchase price of $19.8 million as follows (in thousands):


Assets acquired ..................................................     $    19,776
Debt assumed .....................................................          (7,800)
Operating Partnership units issued ...............................          (1,174)
                                                                       -----------
     Net cash paid by the Company ................................     $    10,802
                                                                       ===========


         The debt assumed was paid off immediately after the purchase.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       SEGMENT INFORMATION

         The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at September 30, 1999 were DJONT and Bristol. Prior to July 28, 1998 (the date of the Bristol Merger) the Company had only one Lessee, DJONT.

         The following tables present information for the reportable segments for the nine months ended September 30, 1999 and 1998 (in thousands) for both DJONT and Bristol:

                                                                                                   CORPORATE
                                                                                    SEGMENT       NOT ALLOCABLE    CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 1999                   DJONT         BRISTOL         TOTAL         TO SEGMENTS        TOTAL
------------------------------------                  --------      ---------       --------      -------------    ------------
Statements of Operations Information:
Revenues:
   Percentage lease revenue.....................      $201,712       $175,768       $377,480                         $377,480
   Equity in income from unconsolidated
    entities....................................         5,595            595          6,190                            6,190
   Other revenue................................           234          1,296          1,530        $     986           2,516
                                                      --------      ---------       --------        ---------        --------
             Total revenues.....................       207,541        177,659        385,200              986         386,186
                                                      --------      ---------       --------        ---------        --------

Expenses:
   General and administrative...................                                                        7,696           7,696
   Depreciation.................................        60,411         52,378        112,789                          112,789
   Taxes, insurance, and other..................        25,257         35,129         60,386                           60,386
   Interest expense.............................                                                       90,692          90,692
   Minority interest in Operating
      Partnership...............................                                                        3,933           3,933
   Minority interest in other partnerships......         1,987                         1,987                            1,987
                                                      --------      ---------       --------        ---------        --------
             Total expenses.....................        87,655         87,507        175,162          102,321         277,483
                                                      --------      ---------       --------        ---------        --------

Income before extraordinary charge .............      $119,886      $  90,152       $210,038        $(101,335)       $108,703
                                                      ========      =========       ========        =========        ========

Funds From Operations:
Income before extraordinary charge .............      $119,886      $  90,152       $210,038        $(101,335)       $108,703
Series B preferred dividends....................                                                       (9,703)         (9,703)
Depreciation....................................        60,411         52,378        112,789                          112,789
Depreciation for unconsolidated entities........         6,827            563          7,390                            7,390
Minority interest in Operating Partnership......                                                        3,933           3,933
                                                      --------      ---------       --------        ---------        --------
Funds from operations...........................      $187,124       $143,093       $330,217        $(107,105)       $223,112
                                                      ========      =========       ========        =========        ========
Weighted average common shares and
   units outstanding (1)........................                                                                       75,928

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       SEGMENT INFORMATION (CONTINUED)

                                                                                                   CORPORATE
                                                                                    SEGMENT       NOT ALLOCABLE    CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 1998                   DJONT        BRISTOL(2)       TOTAL         TO SEGMENTS        TOTAL
------------------------------------                  --------      ---------       --------      -------------    ------------
Statements of Operations Information:
Revenues:
   Percentage lease revenue.....................      $182,341        $41,434       $223,775                         $223,775
   Equity in income from unconsolidated
    entities....................................         6,305            124          6,429                            6,429
   Other revenue................................                          215            215        $   3,111           3,326
                                                      --------      ---------       --------        ---------        --------
             Total revenues.....................       188,646         41,773        230,419            3,111         233,530
                                                      --------      ---------       --------        ---------        --------

Expenses:
   General and administrative...................                                                        4,026           4,026
   Depreciation.................................        51,731          9,305         61,036                           61,036
   Taxes, insurance, and other..................        22,164          7,326         29,490                           29,490
   Interest expense.............................                                                       46,486          46,486
   Minority interest in Operating
      Partnership...............................                                                        5,452           5,452
   Minority interest in other partnerships......           805                           805                              805
                                                      --------      ---------       --------        ---------        --------
             Total expenses.....................        74,700         16,631         91,331           55,964         147,295
                                                      --------      ---------       --------        ---------        --------

Income before extraordinary charge .............      $113,946        $25,142       $139,088        $ (52,853)       $ 86,235
                                                      ========      =========       ========        =========        ========

Funds From Operations:
Income before extraordinary charge .............      $113,946        $25,142       $139,088        $ (52,853)       $ 86,235
Series B preferred dividends....................                                                       (5,139)         (5,139)
Depreciation....................................        51,731          9,305         61,036                           61,036
Depreciation for unconsolidated entities........         7,604                         7,604                            7,604
Minority interest in Operating Partnership......                                                        5,452           5,452
                                                      --------      ---------       --------        ---------        --------
Funds from operations...........................      $173,281        $34,447       $207,728        $ (52,540)       $155,188
                                                      ========      =========       ========        =========        ========
Weighted average common shares and
   units outstanding (1)........................                                                                       52,017

------------------

         (1) Weighted average common shares and units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A Preferred Stock to Common Stock.

         (2) Bristol information is presented from July 28, 1998, the date of the Bristol Merger.

8.       SUBSEQUENT EVENTS

         On October 15, 1999, the Company and Starwood, in a 50/50 joint venture, acquired the 437-room Sheraton Premier Hotel in Tysons Corner, Virginia, a suburb of Washington, DC, for a purchase price of $52.9 million. The purchase price consisted of approximately $52.8 million in cash and 3,571 Operating Partnership Units valued at $28 per unit. A subsidiary of Starwood will manage the hotel under a 20-year management agreement.

         Beginning in October of 1999 through November 10, 1999, FelCor had repurchased approximately 2.1 million shares of its outstanding common stock on the open market pursuant to its previously announced $100 million stock buyback program.

                            DJONT OPERATIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                       1999              1998
                                                                                  -------------      -------------
                                                                                   (UNAUDITED)

                                          ASSETS

Cash and cash equivalents ...................................................     $      27,174      $      28,538
Accounts receivable, net ....................................................            33,742             27,561
Inventories .................................................................             4,222              4,381
Prepaid expenses ............................................................             2,067                471
Other assets ................................................................             5,630              3,021
Investment in real estate, net of accumulated depreciation of $409 in 1999 ..            11,557
                                                                                  -------------      -------------

          Total assets ......................................................     $      84,392      $      63,972
                                                                                  =============      =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade .....................................................     $       4,684      $       6,514
Accounts payable, other .....................................................            15,564              6,994
Due to FelCor Lodging Trust Incorporated ....................................            29,431             16,875
Accrued expenses and other liabilities ......................................            35,685             41,820
Minority interest ...........................................................             6,270
Debt ........................................................................             7,766
                                                                                  -------------      -------------

          Total liabilities .................................................            99,400             72,203
                                                                                  -------------      -------------

Commitments and contingencies (Note 2)

Shareholders' equity (deficit):
Capital .....................................................................                 1                  1
Accumulated deficit .........................................................           (15,009)            (8,232)
                                                                                  -------------      -------------

          Total shareholders' deficit .......................................           (15,008)            (8,231)
                                                                                  -------------      -------------

          Total liabilities and shareholders' equity ........................     $      84,392      $      63,972
                                                                                  =============      =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (UNAUDITED, IN THOUSANDS)


                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                               ----------------------------      ----------------------------
                                                   1999             1998             1999             1998
                                               -----------      -----------      -----------      -----------
Revenue:
     Room and suite revenue ..............     $   160,594      $   158,681      $   495,434      $   462,959
     Food and beverage revenue ...........          20,039           18,567           63,506           53,678
     Food and beverage rent ..............           1,233            1,122            3,847            3,592
     Other revenue .......................          12,654           11,780           41,284           36,171
                                               -----------      -----------      -----------      -----------

          Total revenues .................         194,520          190,150          604,071          556,400
                                               -----------      -----------      -----------      -----------

Expenses:
     Property operating costs ............          47,490           43,796          142,828          125,550
     General and administrative ..........          14,744           15,116           45,474           41,597
     Advertising and promotion ...........          14,048           13,289           41,778           37,751
     Repair and maintenance ..............           9,609            9,660           28,715           26,590
     Utilities ...........................           8,392            8,303           22,514           21,458
     Management and incentive fees .......           5,804            4,390           17,770           16,169
     Franchise fees ......................           4,856            4,705           14,703           13,626
     Food and beverage expenses ..........          16,349           16,617           48,474           46,952
     Percentage lease expenses ...........          71,042           75,935          240,600          221,393
     Lessee overhead expenses ............             247              468              814            1,309
     Liability insurance .................             784              354            1,938              923
     Interest expense ....................             155                               527
     Depreciation ........................             120                               409
     Minority interests in partnership ...            (124)                               33
     Other ...............................           1,519            1,380            4,271            4,018
                                               -----------      -----------      -----------      -----------

          Total expenses .................         195,035          194,013          610,848          557,336
                                               -----------      -----------      -----------      -----------

Net loss .................................     $      (515)     $    (3,863)     $    (6,777)     $      (936)
                                               ===========      ===========      ===========      ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (UNAUDITED, IN THOUSANDS)




                                                                            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                      --------------------------
                                                                         1999            1998
                                                                      ----------      ----------
Cash flows from operating activities:
 Net loss .......................................................     $   (6,777)     $     (936)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization ................................            409
   Minority interest in partnership income ......................             33
 Changes in assets and liabilities:
   Accounts receivable ..........................................         (6,181)        (12,178)
   Inventories ..................................................            159            (686)
   Prepaid expenses .............................................         (1,596)          1,259
   Other assets .................................................         (2,609)          3,300
   Due to FelCor Lodging Trust Incorporated .....................         12,556           2,007
   Accounts payable, accrued expenses and other liabilities .....          2,642          17,610
                                                                      ----------      ----------
      Net cash flow provided by (used in) operating activities ..         (1,364)         10,376
                                                                      ----------      ----------

Net change in cash and cash equivalents .........................         (1,364)         10,376
Cash and cash equivalents at beginning of periods ...............         28,538          25,684
                                                                      ----------      ----------
Cash and cash equivalents at end of periods .....................     $   27,174      $   36,060
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

         Eighty-five of the hotels in which FelCor Lodging Limited Partnership (the "Operating Partnership") had an ownership interest at September 30, 1999 (the "DJONT Hotels"), are leased to DJONT Operations L.L.C. or a consolidated subsidiary thereof ("DJONT") pursuant to percentage leases ("Percentage Leases"). Certain entities owning interests in DJONT and the managers of certain DJONT Hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the DJONT Hotels. No loans were outstanding under such agreements at September 30, 1999.

         Fifty-eight of the DJONT Hotels are operated as Embassy Suites(R) hotels, 16 are operated as Doubletree(R) or Doubletree Guest Suites(R) hotels, 9 are operated as Sheraton(R) or Sheraton Suites(R) hotels, one is operated as a Westin(R) hotel, and one is operated as a Hilton Suites(R) hotel. Seventy-two of the DJONT Hotels are managed by subsidiaries of Promus Hotel Corporation ("Promus"). Promus is the largest operator of all-suite, full-service hotels in the United States. Of the remaining DJONT Hotels, 10 are managed by a subsidiary of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") and three are managed by two independent management companies.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         DJONT has future lease commitments under the Percentage Leases which expire in 2002 (five hotels), 2004 (seven hotels), 2005 (12 hotels) 2006 (18 hotels), 2007 (23 hotels), 2008 (12 hotels) and 2012 (eight hotels). Minimum future rental payments (i.e., base rents) under these noncancellable operating leases at September 30, 1999 are as follows (in thousands):

YEAR                                                                    AMOUNT
----                                                                  ----------
Remainder of 1999 .............................................       $   41,469
2000 ..........................................................          167,436
2001 ..........................................................          170,810
2002 ..........................................................          171,167
2003 ..........................................................          157,646
2004 and thereafter ...........................................          599,173
                                                                      ----------
                                                                      $1,307,701
                                                                      ==========

3.       INVESTMENT IN REAL ESTATE

         At September 30, 1999, DJONT owned thirty shares of the Class A Voting Common Stock, $0.01 par value per share of Kingston Plantation Development Corporation ("KPDC") which represents 3% of the equity and 100% of the voting interest in that entity. The investment is recorded on a consolidated basis in DJONT's financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       INVESTMENT IN REAL ESTATE - (CONTINUED)

         KPDC owns 100% of an entity owning the New Orleans Embassy Suites Hotel Annex, subject to a mortgage note, and a 50% interest in an entity that is developing condominiums for sale.

         The 50% owned entity is accounted for under the equity method of accounting and DJONT's equity investment of $2.1 million in KPDC is reflected in other assets on DJONT's balance sheet. This unconsolidated entity had no operating income or expense for the nine months ended September 30, 1999. The unconsolidated entity's balance sheet consists of land, construction in progress and $13.9 million of construction loans at September 30, 1999.

4.       DEBT

         DJONT has reflected as a liability, a mortgage note from a wholly-owned subsidiary of KPDC to FelCor Lodging Limited Partnership. The note bears a fixed interest rate of 8.0% per annum with a 30 year amortization and matures on December 31, 2004. This indebtedness is collateralized by a Mortgage and Assignment of Leases and Rents with respect to the New Orleans Embassy Suites Hotel Annex.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

THIRD QUARTER ACTIVITIES:

         FINANCIAL PERFORMANCE (AS COMPARED TO THIRD QUARTER 1998):

               o    Revenues increased 14.3% to $124 million

               o Net income applicable to common shareholders decreased 23% to $24 million

               o    EBITDA increased 9.4% to $106 million

               o    Funds From Operations ("FFO") increased 1% to $69 million

               o    Comparable hotels (150 hotels) RevPAR increased 1.8%

               o    Non-comparable hotels (33 hotels) RevPAR increased 21.4%

               o    Total hotel portfolio (183 hotels) RevPAR increased 4.4%

         HOTEL RENOVATION, REDEVELOPMENT AND REBRANDING:

               o Completed $11.7 million in renovations at three hotels including our 18th Crowne Plaza hotel, at Old Mill, Omaha, Nebraska

               o    Fifteen additional hotels were undergoing renovation

               o Capital expenditures to the hotel portfolio totaled $13 million

               o    Approximately 1% of room nights were out-of-service

              CAPITALIZATION:

               o Declared dividends of $0.55 per share on its Common Stock (current annualized dividend yield of 13.1%), $0.4875 per share on its $1.95 Series A Cumulative Convertible Preferred Stock and $0.5625 per depositary share evidencing its 9% Series B Cumulative Redeemable Preferred Stock.

RESULTS OF OPERATIONS

The Company

     Nine Months Ended September 30, 1999 and 1998

         For the nine months ended September 30, 1999 and 1998, the Company had revenues of $386.2 million and $233.5 million, respectively, consisting primarily of Percentage Lease revenues of $377.5 million and $223.8 million, respectively. The increase in total revenue is primarily attributable to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in more than 100 additional hotels since June 30, 1998, including 101 hotels (net of hotels subsequently sold) that were acquired through the Bristol Merger on July 28, 1998. Those hotels owned for all of the nine months ended September 30, 1999 and 1998 recorded an increase in Percentage Lease revenues of $6 million or 3.5%.

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

         Total expenses increased $130.2 million in the nine months ended September 30, 1999, from $147.3 million to $277.5 million, compared to the same period in 1998. This increase resulted primarily from the additional hotels acquired in 1998 through the Bristol Merger. Total expenses as a percentage of total revenue increased to 71.9% for the nine months ended September 30, 1999, from 63.1% in the same period of 1998.

         The major components of the increase in expenses, as a percentage of total revenue, are depreciation; taxes, insurance, and other; and interest expense.

         Depreciation increased as a percentage of total revenue to 29.2% in the nine months ended September 30, 1999, from 26.1% in the nine months ended September 30, 1998. The relative increase in depreciation expense is primarily attributed to depreciation on $230 million in capital expenditures made over the past twelve months. A large percentage of these improvements are short-lived assets.

         Taxes, insurance, and other, as a percentage of total revenue, increased from 12.6% to 15.6%. The majority of the increase, as a percentage of total revenue, is attributed to land lease expenses, which represent 3.5% of total revenue in 1999 but only 1.5% in 1998. Land lease expenses, as a percentage of total revenue, increased principally because of the larger number of hotels subject to land leases acquired through the Bristol Merger. The remaining increase in taxes, insurance, and other, as a percentage of total revenue, is related primarily to increased property taxes resulting from property tax reassessments.

         Interest expense increased, as a percentage of total revenue, to 23.5% in the nine months ended September 30, 1999, from 19.9% in the nine months ended September 30, 1998. This increase in interest expense is attributed to the increased debt used to finance renovations, refinancing of debt at higher rates which served to extend maturities and convert such debt from variable to fixed rates, and the assumption of debt related to the more highly leveraged Bristol assets.

     Three Months Ended September 30, 1999 and 1998

         For the three months ended September 30, 1999 and 1998, the Company had revenues of $124.1 million and $108.6 million, respectively, consisting primarily of Percentage Lease revenues of $120.6 million and $104.9 million, respectively. The increase in total revenue is primarily attributed to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in more than 100 additional hotels since June 30, 1998, including 101 hotels (net of hotels subsequently sold) that were acquired through the Bristol Merger on July 28, 1998. Those hotels owned for all of both quarters ended September 30, 1999 and 1998, recorded a small decrease in Percentage Lease revenues of $1.8 million for the three months ended September 30, 1999 versus 1998.

         Total expenses increased $25.4 million in the three months ended September 30, 1999, from $68.7 million to $94.1 million, compared to the same period in 1998. This increase resulted primarily from the additional hotels acquired on July 28, 1998 through the Bristol Merger. Total expenses as a percentage of total revenue increased to 75.8% for the three months ended September 30, 1999, from 63.3% in the same period of 1998.

         The major components of the increase in expenses, as a percentage of total revenue are general and administrative expenses; depreciation; taxes, insurance, and other; and interest expense.

         General and administrative expenses increased as a percentage of total revenue from 1.3% in the quarter ended September 30, 1998 to 2.4% for the quarter ended September 30, 1999. Included in the 1999 quarter was approximately $600,000 (0.5% of total revenues) of one time costs primarily associated with the write-off of costs of a public debt offering which was abandoned when interest rates became unattractive.

         Depreciation increased as a percentage of total revenue to 31.1% in the three months ended September 30, 1999, from 25.5% in the three months ended September 30, 1998. The relative increase in depreciation expense is primarily related to depreciation on $230 million in capital expenditures made over the past twelve months. A large percentage of these improvements are short-lived assets.

         Taxes, insurance and other, as a percentage of total revenue increased from 13.5% to 15.7% for the three months ended September 30, 1999, as compared to the same quarterly period in 1998. This increase is principally related to increased assessments for property taxes. The property tax increases resulted primarily from increases in property valuations on reappraisals, which typically follow a change in ownership, as with the hotels acquired in the Bristol Merger, and the redevelopment and rebranding of hotels.

         Interest expense increased as a percentage of total revenue, to 25.4% in the three months ended September 30, 1999, from 21.1% in the three months ended September 30, 1998. The increase is related to approximately $200 million additional debt outstanding at September 30, 1999, as compared to September 30, 1998, used principally for funding capital improvements and to the refinancing of approximately $635 million of debt at higher interest rates in 1999 to extend maturities and convert such debt from variable to fixed rates.

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

         The following table details the computation of Funds From Operations (in thousands):

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ----------------------------      ----------------------------
                                                            1999             1998             1999             1998
                                                         -----------      -----------      -----------      -----------
FUNDS FROM OPERATIONS (FFO):
   Net income ......................................     $    30,021      $    37,335      $   107,590      $    83,160
      Series B preferred dividends .................          (3,234)          (3,234)          (9,703)          (5,139)
      Extraordinary charge from write off
        of deferred financing fees .................                            2,519            1,113            3,075
      Depreciation .................................          38,627           27,720          112,789           61,036
      Depreciation for unconsolidated entities .....           2,372            2,501            7,390            7,604
      Minority interest in Operating Partnership ...           1,094            1,639            3,933            5,452
                                                         -----------      -----------      -----------      -----------
   FFO .............................................     $    68,880      $    68,480      $   223,112      $   155,188
                                                         ===========      ===========      ===========      ===========

   Weighted average common shares and units
           outstanding .............................          75,898           66,603           75,928           52,017


        Included in the FFO computed above is the Company's share of FFO from its interests in separate entities owning 15 hotels, a condominium management company and an entity that is developing condominiums for sale and owns a hotel annex. The FFO contribution from these unconsolidated entities is derived as follows (in thousands):

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                                --------------------------      --------------------------
                                                                      1999            1998            1999            1998
                                                                ----------      ----------      ----------      ----------
STATEMENTS OF OPERATIONS INFORMATION:
     Percentage lease revenue .............................     $   13,998      $   13,575      $   40,968      $   40,144
     Other income .........................................          2,828           2,087           7,155           3,201
                                                                ----------      ----------      ----------      ----------
             Total revenue ................................         16,826          15,662          48,123          43,345
                                                                ----------      ----------      ----------      ----------
     Expenses:
          Depreciation ....................................          4,511           4,261          14,019          12,804
          Taxes, insurance, and other .....................          2,805           2,303           7,830           5,462
          Interest expense ................................          3,627           3,373          10,314           9,727
                                                                ----------      ----------      ----------      ----------
             Total expenses ...............................         10,943           9,937          32,163          27,993
                                                                ----------      ----------      ----------      ----------

     Net income ...........................................     $    5,883      $    5,725      $   15,960      $   15,352
                                                                ==========      ==========      ==========      ==========

     Percentage of net income attributable to the Company .     $    2,888      $    2,862      $    7,796      $    7,676
     Amortization of cost in excess of book value .........           (535)           (416)         (1,606)         (1,247)
                                                                ----------      ----------      ----------      ----------
     Equity in income from unconsolidated entities ........          2,353           2,446           6,190           6,429
     Depreciation .........................................          2,312           2,085           7,202           6,357
     Amortization of cost in excess of book value .........            535             416           1,606           1,247
                                                                ----------      ----------      ----------      ----------
     FFO from unconsolidated entities .....................     $    5,200      $    4,947      $   14,998      $   14,033
                                                                ==========      ==========      ==========      ==========

The Hotels

        Upscale and full service hotels, like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree and Doubletree Guest Suites, Sheraton and Sheraton Suites, and Westin, are expected to account for approximately 97% of Percentage Lease revenue in 1999. The following tables set forth historical occupancy, average daily rate ("ADR") and RevPAR at September 30, 1999 and 1998, and the percentage changes therein between the years presented for the Hotels in which the Company had an ownership interest at September 30, 1999. This information is presented regardless of the date of acquisition.

COMPARABLE HOTELS (A)

                                                       THIRD QUARTER 1999                            YEAR TO DATE 1999
                                           -----------------------------------------     -----------------------------------------
                                           OCCUPANCY          ADR           RevPAR       OCCUPANCY          ADR           RevPAR
                                           ----------      ----------     ----------     ----------      ----------     ----------
Original                                         75.1%     $   110.91     $    83.26           73.7%     $   115.15     $    84.90
CSS Hotels                                       75.6          121.01          91.43           75.5          126.65          95.68
1996 Acquisitions                                75.6          127.93          96.73           74.4          129.73          96.48
1997 Acquisitions                                72.2          113.32          81.84           72.9          116.24          84.77
1998 Acquisitions                                70.4           97.41          68.58
Total DJONT Comparable Hotels                    73.9          115.93          85.63           74.2          122.05          90.54


Total Bristol Comparable Hotels                  71.6           84.83          60.75           70.4           79.90          56.25


            Total Comparable Hotels              72.7%     $    99.72     $    72.47           72.5%     $   103.53     $    75.03

                                                        THIRD QUARTER 1998                           YEAR TO DATE 1998
                                           -----------------------------------------     -----------------------------------------
                                           OCCUPANCY          ADR           RevPAR       OCCUPANCY           ADR          RevPAR
                                           ----------      ----------     ----------     ----------      ----------     ----------
Original Hotels                                  74.6%     $   109.05     $    81.30           74.9%     $   113.56     $    85.02
CSS Hotels                                       73.5          121.98          89.65           74.6          126.19          94.16
1996 Acquisitions                                77.2          126.26          97.51           75.6          127.34          96.23
1997 Acquisitions                                73.1          110.66          80.93           73.5          113.70          83.53
1998 Acquisitions                                73.8           97.36          71.81
Total DJONT Comparable Hotels                    74.1          114.63          84.97           74.5          120.39          89.68

Total Bristol Comparable Hotels                  71.8           82.21          59.01           70.4           79.75          56.11

         Total Comparable Hotels                 72.9%     $    97.70     $    71.20           72.6%     $   102.52     $    74.44

                                                   CHANGE FROM PRIOR PERIOD                      CHANGE FROM PRIOR PERIOD
                                                3RD QTR. 1999 VS. 3RD QTR. 1998                  1999 vs. 1998 Year to Date
                                           -----------------------------------------     -----------------------------------------
                                           OCCUPANCY           ADR          RevPAR       OCCUPANCY           ADR          RevPAR
                                           ----------      ----------     ----------     ----------      ----------     ----------
Original Hotels                                   0.5 pts         1.7%           2.4%          (1.2) pts        1.4%          (0.1)%
CSS Hotels                                        2.1            (0.8)           2.0            0.9             0.4            1.6
1996 Acquisitions                                (1.6)            1.3           (0.8)          (1.2)            1.9            0.3
1997 Acquisitions                                (0.9)            2.4            1.1           (0.6)            2.2            1.5
1998 Acquisitions                                (3.4)            0.1           (4.5)
Total DJONT Comparable Hotels                    (0.2)            1.1            0.8           (0.3)            1.4            1.0

Total Bristol Comparable Hotels                  (0.2)            3.2            2.9            0.0             0.2            0.2

         Total Comparable Hotels                 (0.2) pts        2.1%           1.8%          (0.1) pts        1.0%           0.8%



(A) DJONT Comparable Hotels includes 74 and 60 hotels, and Bristol Comparable Hotels includes 76 and 49 hotels, in the third quarter and year to date, respectively, which were not undergoing redevelopment in either the 1999 or 1998 periods reported.

NON-COMPARABLE HOTELS  (B)

                                                       THIRD QUARTER 1999                             YEAR TO DATE 1999
                                           -----------------------------------------     -----------------------------------------
                                           OCCUPANCY          ADR           RevPAR       OCCUPANCY          ADR           RevPAR
                                           ----------      ----------     ----------     ----------      ----------     ----------
DJONT Non-comparable Hotels                      64.4%     $    92.37     $    59.51           68.5%     $   107.16     $    73.41
Bristol Non-comparable Hotels                    67.1%     $    92.38     $    62.02           67.8%     $    89.26     $    60.55
   Total Non-comparable  Hotels                  66.2%     $    92.38     $    61.16           68.1%     $    95.08     $    64.71

                                                       THIRD QUARTER 1998                             YEAR TO DATE 1998
                                           -----------------------------------------     -----------------------------------------
                                           OCCUPANCY          ADR           RevPAR       OCCUPANCY          ADR           RevPAR
                                           ----------      ----------     ----------     ----------      ----------     ----------
DJONT Non-comparable Hotels                      61.6%     $    89.74     $    55.32           70.9%     $   104.91     $    74.44
Bristol Non-comparable Hotels                    59.1%     $    80.78     $    47.72           67.4%     $    83.75     $    56.42
   Total Non-comparable Hotels                   60.0%     $    84.01     $    50.38           68.5%     $    90.91     $    62.31

                                                   CHANGE FROM PRIOR PERIOD                        CHANGE FROM PRIOR PERIOD
                                                3RD QTR. 1999 VS. 3RD QTR. 1998                   1999 VS. 1998 YEAR TO DATE
                                           -----------------------------------------      ----------------------------------------
                                           OCCUPANCY         ADR            RevPAR        OCCUPANCY         ADR           RevPAR
                                           ----------     ----------      ----------      ----------     ----------     ----------
DJONT Non-comparable Hotels                    2.8pts            2.9%            7.6%      (2.4) pts            2.1%          (1.4)%
Bristol Non-comparable Hotels                  8.0pts           14.4%           30.0%       0.4  pts            6.6%           7.3%
   Total Non-comparable Hotels                 6.2pts           10.0%           21.4%      (0.4) pts            4.6%           3.8%

     (B) DJONT Non-comparable Hotels includes 12 and 26 hotels and Bristol Non-comparable Hotels includes 21 and 48 hotels, in the third quarter and year to date, respectively, undergoing redevelopment in either the 1999 or 1998 periods reported. The Bristol Non-comparable Hotels excludes four hotels targeted for sale.

ALL HOTELS (C)

                                                    THIRD QUARTER 1999                               YEAR TO DATE 1999
                                          -----------------------------------------      ------------------------------------------
                                          OCCUPANCY         ADR            RevPAR        OCCUPANCY           ADR           RevPAR
                                          ----------     ----------      ----------      ----------      ----------      ----------
Comparable Hotels                               72.7%    $    99.72      $    72.47            72.5%     $   103.53      $    75.03
Non-comparable Hotels                           66.2%    $    92.38      $    61.16            68.1%     $    95.08      $    64.71
          Total Hotels                          71.5%    $    98.47      $    70.40            70.5%     $    99.89      $    70.42

                                                    THIRD QUARTER 1998                               YEAR TO DATE 1998
                                          -----------------------------------------      ------------------------------------------
                                          OCCUPANCY         ADR            RevPAR        OCCUPANCY           ADR           RevPAR
                                          ----------     ----------      ----------      ----------      ----------      ----------
Comparable Hotels                             72.9%      $    97.70      $    71.20            72.6%     $   102.52      $    74.44
Non-comparable Hotels                         60.0%      $    84.01      $    50.38            68.5%     $    90.91      $    62.31
          Total Hotels                        70.5%      $    95.60      $    67.44            70.8%     $    97.53      $    69.06

                                                   CHANGE FROM PRIOR PERIOD                       CHANGE FROM PRIOR PERIOD
                                                3RD QTR. 1999 VS. 3RD QTR. 1998                   1999 VS. 1998 YEAR TO DATE
                                          -----------------------------------------      ------------------------------------------
                                          OCCUPANCY         ADR            RevPAR        OCCUPANCY           ADR           RevPAR
                                          ----------     ----------      ----------      ----------      ----------      ----------
Comparable Hotels                           (0.2)pts            2.1%            1.8%      (0.1) pts             1.0%            0.8%
Non-comparable Hotels                         6.2pts           10.0%           21.4%      (0.5) pts             4.6%            3.8%
          Total Hotels                        1.0pts            3.0%            4.4%      (0.3) pts             2.4%            2.0%



     (C) Excludes four hotels targeted for sale.

Comparison of The Hotels' Operating Statistics for the Three and Nine Months Ended September 30, 1999 and 1998

         The Company measures hotel operating statistics by looking at hotels that were not undergoing major renovation during either the current year period or the prior year period ("Comparable Hotels"). Major renovations generally adversely affect the earnings of the hotel by taking rooms out of service and disrupting hotel operations.

         For the three and nine months ended September 30, 1999 the Company's Comparable Hotels had increases in RevPAR, compared to the same period in 1998, of 1.8% and 0.8%, respectively. In both the quarter and nine months ended September 30, 1999 the Comparable Hotels had higher ADR than in the prior year, increasing 2.1% and 1.0%, respectively, but occupied rooms ("Occupancy") fell
0.2 percentage points and 0.1 percentage points, respectively. In general, the Company is encouraged by the relative firming of rates compared to the prior year. This appears to be indicative of the absorption of the new rooms introduced in certain markets during the past year.

         The strongest improvements in the quarter ended September 30, 1999, compared to the same period of 1998, came in the Comparable DJONT Original Hotels, DJONT CSS Hotels and the Comparable Bristol Hotels.

         Much of the strength from the Comparable DJONT Original Hotels and CSS Hotels came from those parts of Florida that were not directly threatened by hurricanes in the quarter. Additionally, California and New Orleans continue to generate strong demand and room rates. These hotels recorded increased Occupancy over the same quarter last year and ADR was either up or essentially flat to the prior year. For the nine months ended September 30, 1999, these hotels had improvements in ADR compared to the same period in 1998 and the CSS Hotels also had an increase in Occupancy of 0.9 percentage points for the nine months ended September 30, 1999 over 1998. The Original Hotels, however, had a 1.2 percentage point decline in Occupancy for the nine months ended September 30, 1999, compared to 1998.

         The DJONT Comparable Hotels that did not trend upward in the third quarter of 1999 were from the 1996 Acquisitions and 1998 Acquisitions. RevPAR performance at these hotels was adversely affected by over building in certain markets, such as Atlanta, Dallas and Phoenix. The Company anticipates that as the excess supply from recent building is absorbed in these markets, RevPAR performance will strengthen. However, the 1996 Acquisitions continued to show an increase in ADR for the nine months ended September 30, 1999 compared to the same period in 1998.

         The Bristol Comparable Hotels continue to have strong showings from the Holiday Inn-branded hotels which make up approximately 70% of the quarterly Bristol Comparable room revenues. These Comparable Hotels had a 4.7% RevPAR growth over the same quarterly period in 1998, which brought up the increase in RevPAR for the nine months ended September 30, 1999 to 1.5%. The Company attributes the strong performance at the Holiday Inn-branded hotels to recently completed renovation programs and the strong RevPAR increases being recognized at Bass Hotels & Resorts-branded hotels from an overall repositioning of the brands. The Company anticipates that these favorable trends for the Bristol Comparable Hotels will continue at least through the end of the year.

         The Non-comparable Hotel performance for the quarter was most profoundly affected by the Allerton Crowne Plaza, which was closed in the third quarter 1998 for renovation. This hotel reopened in the second quarter of 1999 and generated a nearly 380% increase in its RevPAR for the third quarter 1999, as compared to the same period in 1998. The remainder of the Bristol Non-comparable Hotels also showed strong improvements in RevPAR during the quarter which are attributed to the completion of the renovation at many of these hotels. The DJONT Non-comparable Hotels are also generally showed strong RevPAR increases for the third quarter, compared to the same period last year, in spite of being partially offset by decreases in ADR at six hotels that were undergoing renovations during the third quarter of 1999.

DJONT

         The Nine Months Ended September 30, 1999 and 1998

         Total revenues increased to $604.1 million in the first nine months of 1999, from $556.4 million in the first nine months of 1998, an increase of 8.6%. Total revenues consisted primarily of room and suite revenue of $495.4 million and $463.0 million in the first nine months of 1999 and 1998, respectively.

          The increase in total revenues is primarily a result of the addition of 90 new rooms at one hotel and the acquisition of an additional hotel in the fourth quarter of 1998. Room and suite revenues from the 59 DJONT Comparable Hotels, for the nine months ended September 30, 1999 over 1998, increased 1.6% or $5.5 million. The increase in revenues at these hotels is due primarily to an improvement in ADR to $121.68 for the nine months ended September 30, 1999, from $120.02 for the nine months ended September 30, 1998. The 26 DJONT Non-comparable Hotels were undergoing renovation or rebranding during at least a portion of the last nine months, which resulted in a decrease in their combined occupancy and RevPAR to 68.5% and $73.41, respectively, for the nine months ended September 30, 1999, as compared to 70.9% and $74.44, respectively, for the nine months ended September 30, 1998.

         DJONT's income before Percentage Lease rent decreased as a percentage of total revenues from 39.6% in the nine months ended September 30, 1998 to 38.7% in the nine months ended September 30, 1999. This is largely due to increased property operating costs resulting from higher labor costs and related payroll benefits.

         For the first nine months of 1999, DJONT incurred losses of $6.7 million, however, management currently expects DJONT to recover a significant portion of this loss in the fourth quarter.

         The Three Months Ended September 30, 1999 and 1998

         Total revenues increased to $194.5 million in the third quarter of 1999 from $190.1 million in the third quarter of 1998, an increase of 2.3%. Total revenues consisted primarily of room and suite revenue of $160.6 million and $158.7 million in the third quarter of 1999 and 1998, respectively.

         The increase in total revenues is primarily a result of the addition of 90 new rooms at one hotel and the acquisition of an additional hotel in the fourth quarter of 1998. Room and suite revenues from the 73 DJONT Comparable Hotels for the three months ended September 30, 1999 over 1998 increased 1.3% or $1.8 million. The increase in revenues at these hotels is due primarily to the improvement in ADR to $115.86 for the three months ended September 30, 1999, as compared to $114.52 for the three months ended September 30, 1998. Six of the 12 DJONT Non-comparable Hotels had undergone renovation or rebranding during 1998 third quarter, which resulted in this group's increase in RevPAR to $59.51 for the three months ended September 30, 1999, from $55.32 for the three months ended September 30, 1998.

         DJONT's income before Percentage Lease rent decreased as a percentage of total revenues from 37.9% in the quarter ended September 30, 1998 to 36.3% in the quarter ended September 30, 1999. This is largely due to higher labor costs and related payroll benefits.

         For the three months ended September 30, 1999, DJONT incurred a loss of $515,000; however, management currently expects DJONT to recover a significant portion of its year-to-date 1999 losses in the fourth quarter.

Bristol

         Bristol is a public company whose common stock is listed on the New York Stock Exchange under the symbol BH. Bristol files financial statements in accordance with the Securities and Exchange Act of 1934.

RENOVATION, REDEVELOPMENT, REBRANDING, AND OTHER CAPITAL EXPENDITURES

         Through September 30, 1999, FelCor had spent $193 million (of a planned $225 million) on its 1999 program for the renovation, redevelopment, or rebranding of over 60 hotels, and capital expenditures to maintain the remaining hotels in a competitive condition. In the third quarter of 1999, approximately $13.1 million was spent on the 1999 renovation program and $11 million was spent on other routine capital improvements. The renovation and redevelopment program for 1999 was approximately 90% complete as of the end of the third quarter. Renovations were completed at the Allerton Crowne Plaza hotel in Chicago, Illinois, which was closed during most of the first half of 1999. The Company presently expects to spend approximately an additional $30 million to complete the 15 projects in process at the end of the third quarter, to complete 2 additional smaller renovation projects and for other capital improvements in 1999. In 2000, FelCor currently expects to spend approximately $40 million on the renovation, redevelopment and rebranding of its existing hotels.

         Eighteen hotels (8 of which are Bristol-operated hotels) were undergoing renovation, redevelopment, or rebranding during the quarter, which resulted in approximately 40,000 room nights out-of-service, or approximately 1.0% of available room nights. Approximately 2.3% of available rooms were out-of-service during the first nine months of 1999. Many of these projects also include renovations to the hotel's exterior, public areas, meeting spaces and restaurants, which typically have a negative impact on hotel revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the nine months ended September 30, 1999, net cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $238 million and Funds From Operations was $223 million.

         The Lessees' obligations under the Percentage Leases are largely unsecured. The Lessees have limited capital resources, and, accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels.

         At September 30, 1999, DJONT had a cumulative shareholders' deficit of $15 million. The shareholders' deficit results primarily from losses incurred as a consequence of the one-time costs of the renovation, redevelopment and rebranding programs at the Hotels and the substantial number of room and suite nights lost due to renovation. Currently, management expects DJONT to be profitable in the fourth quarter and to recognize only a small loss for the year. It is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive shareholders' equity is restored. It is anticipated that DJONT's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases.

         Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations when due under the respective Percentage Leases relating to a total of 34 of the Hotels. No loans were outstanding under such agreements at September 30, 1999.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases, and is required to maintain a minimum liquid net worth. A portion of this liquid net worth is being satisfied through a letter of credit for the benefit of the Company. This letter of credit is subject to periodic reductions upon satisfaction of certain conditions and, at September 30, 1999, was in the amount of $9.1 million. According to Bristol's financial statements filed with the SEC, for the three and nine months ended September 30, 1999, Bristol had net income of $1.9 and $7.5 million, respectively, and at September 30, 1999, had stockholders' equity of $43.0 million.

         The Company may incur indebtedness to make property acquisitions, to purchase shares of its capital stock, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient for such purposes.

         The board of directors has authorized FelCor to repurchase up to $100 million of its outstanding common shares and the stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. FelCor expects to fund the repurchase program through the use of cash, existing credit facilities, proceeds from the sale of assets and debt refinancings. Beginning in October of 1999 through November 10, 1999 FelCor repurchased approximately 2.1 million shares of its outstanding common stock on the open market pursuant to its previously announced $100 million stock buyback program.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, restricted payments (such as stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At September 30, 1999, the Company was in compliance with all such covenants.

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

         At September 30, 1999, the Company had $48.0 million of cash and cash equivalents and had utilized $545 million of the $850 million available under the Line of Credit. Certain significant credit and debt statistics at September 30, 1999 are as follows:

          o    Interest coverage ratio of 3.4x

          o    Total debt to annualized EBITDA of 4.1x

          o    Borrowing capacity of $305 million under the Line of Credit

          o    Consolidated debt equal to 39.4% of investment in hotels, at cost

          o    Fixed interest rate debt equal to 60% of total debt

          o Weighted average maturity of fixed interest rate debt of approximately six years

          o    Mortgage debt to total assets of 11%

          o Debt of less than $5 million and $32 million maturing in the remainder of 1999 and 2000, respectively.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit and Senior Term Loan without an exchange of the underlying principal amount, and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at September 30, 1999, are summarized in the following table:

                                                                                  SWAP RATE
                                                                                  RECEIVED
                                    SWAP RATE               EFFECTIVE           (VARIABLE) AT           SWAP
      NOTIONAL AMOUNT             PAID (FIXED)             FIXED RATE              9/30/99            MATURITY
      ---------------             ------------             ----------           -------------       --------------
        $ 50 million                 6.111%                  7.736%                5.309%           October 1999
        $ 25 million                 5.955%                  7.580%                5.373%           November 1999
        $ 25 million                 5.558%                  7.183%                5.371%           July 2001
        $ 25 million                 5.548%                  7.173%                5.371%           July 2001
        $ 75 million                 5.555%                  7.180%                5.371%           July 2003
        $100 million                 5.796%                  8.296%                5.371%           July 2003
        $ 25 million                 5.826%                  8.326%                5.371%           July 2003
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

         During the third quarter 1999, the Company entered into Forward Rate Agreements which fix three month LIBOR on $188 million of floating rate debt at an average rate of 5.93%, effective December 8, 1999.

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

         The Company has spent approximately $8 million through the third quarter of 1999 to remediate Year 2000 issues and anticipates spending an additional $1 million to remediate all Year 2000 issues, which amount is included in the Company's 1999 capital plans. The majority of the unspent funds relate to the acquisition and systematic implementation of Year 2000 compliant computer hardware and software for the Hotels. The Company and the managers of the Hotels are confident this phase of the project will be completed by December 15, 1999.

         Concurrent with the assessment of the Year 2000 issue, the Company and its hotel managers and Lessees are developing contingency plans intended to mitigate and respond to disruptions in business operations that may result from Year 2000 issues, and are developing cost estimates for such plans. This phase of the Year 2000 project will extend into 2000.

         The Company and the operators of the Hotels rely upon operational and financial systems provided by independent, external providers of products and services. These businesses include suppliers of electricity, natural gas, telephone service and other public utilities, financial institutions, and airlines. Since the Company does not control these external businesses, it cannot ensure they will be ready for Year 2000, which in turn could disrupt the operations of the Hotels or cause potential hotel guests to postpone or cancel their travel plans. The Company has received assurances from the managers of the Hotels, the franchisors of the Hotels and the Lessees, that they have implemented appropriate steps to assure that the Year 2000 readiness of these external businesses. However, if these external businesses were to experience a Year 2000 problem, the resulting business disruption could have a material adverse effect on our results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to FelCor is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 1999.

                          PART II. -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

         For information relating to asset acquisitions and certain other transactions by the Company through September 30, 1999, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

             Exhibit
             Number                              Description
             ------                              -----------

             3.1.1 Certificate of Correction to the Articles of Merger between FelCor Lodging Trust Incorporated and Bristol Hotel Company, dated August 31, 1999.

             10.9 Non-Qualified Deferred Compensation Plan, as amended and restated July 1999.

             10.19.1 Second Amendment to Credit Agreement dated as of August 20, 1999, among FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent.

             10.22.4 Second Amendment to Loan Agreement dated as of August 20, 1999, among FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent.

             27            Financial Data Schedule.

         (b)   Reports on Form 8-K:

               Registrant did not file any reports on Form 8-K during the third quarter of 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 1999


                                            FELCOR LODGING TRUST INCORPORATED



                                            By:   /s/ Lester C. Johnson
                                               ---------------------------------
                                                      Lester C. Johnson
                                                 Vice President and Controller
                                                  (Chief Accounting Officer)

                               INDEX TO EXHIBITS

             Exhibit
             Number                              Description
             ------                              -----------
             3.1.1         Certificate of Correction to the Articles of Merger
                           between FelCor Lodging Trust Incorporated and Bristol
                           Hotel Company, dated August 31, 1999.

             10.9 Non-Qualified Deferred Compensation Plan, as amended and restated July 1999.

             10.19.1       Second Amendment to Credit Agreement dated as of
                           August 20, 1999, among FelCor Lodging Trust
                           Incorporated and FelCor Lodging Limited Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent.

             10.22.4       Second Amendment to Loan Agreement dated as of August
                           20, 1999, among FelCor Lodging Trust Incorporated and
                           FelCor Lodging Limited Partnership, as Borrower, the financial institutions party thereto, and The Chase
                           Manhattan Bank, as administrative agent.

             27            Financial Data Schedule.