Form 10-K
period 1999-12-31
FELCOR LODGING TRUST INC
filed 2000-03-30
CIK 923603

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

      Securities registered pursuant to Section 12(b) of the Act:

                                                                                 NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                             ON WHICH REGISTERED
                  -------------------                                            ----------------------
                    COMMON STOCK                                               NEW YORK STOCK EXCHANGE, INC.
$1.95 SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK                          NEW YORK STOCK EXCHANGE, INC.
DEPOSITARY SHARES REPRESENTING  9% SERIES B CUMULATIVE
             REDEEMABLE PREFERRED STOCK                                        NEW YORK STOCK EXCHANGE, INC.

      Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the common equity securities of the registrant held by non-affiliates of the registrant, as of March 15, 2000, was approximately $707 million.

      As of March 15, 2000, the registrant had issued and outstanding 55,577,407 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
================================================================================

                        FELCOR LODGING TRUST INCORPORATED

                                      INDEX


                                                                                                          FORM 10-K
                                                                                                            REPORT
ITEM NO.                                                                                                     PAGE
--------                                                                                                  ---------



                                                    PART I

1.   Business...............................................................................................1
2.   Properties........................................................................................... 14
3.   Legal Proceedings.....................................................................................20
4.   Submission of Matters to a Vote of Security Holders...................................................20

                                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters.................................21
6.   Selected Financial Data...............................................................................23
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................24
7A.  Quantitative and Qualitative Disclosures About Market Risk............................................37
8.   Financial Statements and Supplementary Data...........................................................37
9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..................37

                                                   PART III

10.  Directors and Executive Officers of the Company ......................................................38
11.  Executive Compensation................................................................................42
12.  Security Ownership of Certain Beneficial Owners and Management........................................45
13.  Certain Relationships and Related Transactions........................................................47

                                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................49

                                     PART I

ITEM 1. BUSINESS

         FelCor Lodging Trust Incorporated ("FelCor"), a Maryland corporation, is one of the nation's largest hotel real estate investment trusts ("REIT"). At December 31, 1999, FelCor owned interests in 188 hotels with nearly 50,000 rooms and suites (collectively the "Hotels") through its greater than 95% equity interest in FelCor Lodging Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company." The Company owns 100% interests in 163 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 16 hotels. The Hotels are located in the United States (35 states) and Canada, with concentrations in Texas (41 hotels), California (20 hotels), Florida (18 hotels) and Georgia (15 hotels).

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of the Hotels, by brand, at December 31, 1999:



     BRAND                                                          TOTAL
     -----                                                          -----
     Embassy Suites                                                   58
     Holiday Inn                                                      44
     Doubletree and Doubletree Guest Suites(R)                        16(1)
     Crowne Plaza and Crowne Plaza Suites(R)                          18
     Holiday Inn Select(R)                                            10
     Sheraton(R)and Sheraton Suites(R)                                10
     Hampton Inn(R)                                                    9
     Holiday Inn Express(R)                                            5
     Fairfield Inn(R)                                                  5
     Harvey Hotel(R)                                                   4
     Independents                                                      3
     Courtyard by Marriott(R)                                          2
     Four Points by Sheraton(R)                                        1
     Hilton Suites(R)                                                  1
     Homewood Suites(R)                                                1
     Westin(R)                                                         1
         Total Hotels                                                188

     -------------
     (1) On January 1, 2000, two of these Doubletree Guest Suites hotels were converted to the Embassy Suites brand.

         The Company seeks to increase operating cash flow through both internal growth and selective acquisitions, while maintaining a flexible and conservative capital structure. In addition to renovating, redeveloping and repositioning the Company's acquired hotels, the Company may seek to acquire new upscale properties that will benefit from affiliation with one of the premium brands available to the Company through our strategic brand owner and manager relationships with Hilton Hotels Corporation ("Hilton"), Bass Hotels & Resorts Inc. ("Bass") and Starwood Hotels & Resorts Worldwide, Inc. ("Starwood").

         In support of this strategy, on July 28, 1998, the Company merged Bristol Hotel Company into FelCor, acquiring its 107 primarily full-service hotels (the "Merger"). These hotels added more than 28,000 rooms and suites to the Company's portfolio, more than doubling the Company's size. The merger also provided diversification, both geographically and by asset class, by adding hotels in many of our key markets and broadening our portfolio in the full-service, upscale and midscale hotel markets. During 1998, the

Company purchased 16 hotels in addition to those acquired in the merger. During 1999, the Company sold six of the hotels acquired in the Merger that did not meet our investment criteria and acquired a 50% joint venture interest in one hotel.

         The Leases. To enable FelCor to satisfy certain requirements for qualification as a REIT, generally the Company cannot operate the hotels in which it invests. Accordingly, at December 31, 1999, the Company leased 85 hotels to DJONT Operations, L.L.C. and its consolidated subsidiaries ("DJONT") and 100 hotels to Bristol Hotels & Resorts and its consolidated subsidiaries ("Bristol"), which succeeded to the hotel operating business of Bristol Hotel Company prior to its merger into FelCor. On February 28, 2000, bass plc and Bristol jointly announced a definitive merger agreement pursuant to which Bass plc expects to acquire Bristol during April 2000. Three of the hotels were not leased at December 31, 1999 (on January 1, 2000, a lease on one of these hotels became effective between the Company and DJONT).

         The Company's leases generally have initial terms of five to 15 years and provide for rent equal to the greater of a minimum base rent or a percentage rent based on room and suite revenues, food and beverage revenues, food and beverage rents and, in certain instances, other hotel revenues. Such arrangements are generally referred to as Percentage Leases.

         The Lessees. Bristol, which is a publicly traded company, is one of the largest independent hotel operating companies in North America and operated the largest number of Bass-branded hotels in the world. DJONT is a private company controlled by Thomas J. Corcoran, Jr., the President, Chief Executive Officer and a director of FelCor.

         Bristol manages all of the hotels leased by it, plus one of the three FelCor hotels that were not leased at December 31, 1999. DJONT has entered into management agreements pursuant to which 72 hotels leased by it are managed by subsidiaries of Hilton, ten are managed by subsidiaries of Starwood and three are managed by two unrelated management companies.

THE INDUSTRY

         The United States hotel industry profitability has improved each year since 1992, the longest sustained growth in history. According to PricewaterhouseCoopers LLP's December 1999/January 2000 Lodging Research Journal, after a period of extended unprofitability in the late 1980's and early 1990's, during which time the increase in supply of new hotel rooms significantly outpaced growth in room demand, lodging industry revenues increased every year from 1992 through 1999 and is expected to increase again in 2000. The percentage growth in room demand exceeded percentage growth in new room supply from 1992 through 1996. While 1997 and 1998 experienced the highest number of new room starts in the prior 10 years, 1999 showed a decline in new room starts from 1997-1998 levels. In spite of the above-average increases in room supply, according to PricewaterhouseCoopers LLP's December 1999/January 2000 Lodging Research Journal, annual revenue per available room has grown each year from 1995 through 1999 and is expected to continue to grow in 2000.

         Smith Travel Research, another leading provider of industry data, classifies hotel chains into five distinct categories: Upper Upscale, Upscale, Midscale with Food & Beverage, Midscale Without Food & Beverage, and Economy. We remain focused primarily on properties in the Upper Upscale, Upscale, and Midscale With Food & Beverage categories, from which we derived approximately 97% of our revenues in 1999. PricewaterhouseCoopers LLP's December 1999/January 2000 Lodging Research Journal projects that for 2000, RevPAR growth will be 2.4% for Upper Upscale hotels, 2.9% for Upscale hotels, and 3.0% for hotels in the Midscale With Food & Beverage category. The same publication projects 2000 changes in supply and demand for each segment: Upper Upscale hotels, supply growth of 4.3% with a demand growth of 3.2%; Upscale hotels, supply growth of 7% with a demand growth of 7.3%; and hotels in the Midscale With Food & Beverage category with no change in supply growth and a decline in demand of 0.7%.

BUSINESS STRATEGY

         The Company seeks to increase operating cash flow through active asset management. In addition to actively overseeing the operation of its hotels by the Lessees and their managers, the Company applies its asset management expertise to the renovation, redevelopment and rebranding of its hotels, to the maintenance of strong strategic relationships with its brand owners and managers, and to maintaining financial flexibility and a conservative balance sheet.

HOTEL RENOVATION, REDEVELOPMENT AND REBRANDING

         The Company has historically differentiated itself from many of its competitors by:

         o the practice of upgrading, renovating and/or redeveloping most of the Company's acquired hotels to enhance their competitive position and, in certain instances, rebranding them to improve their revenue generating capacity; and

         o the ongoing program for the maintenance of our upgraded hotel's, which includes:

                  o the contribution of at least 4% of annual room and suite revenue for the DJONT hotels and 3% of total annual hotel revenue for the Bristol hotels for routine capital replacements and improvements; and

                  o ensuring the Lessees' adherence to a maintenance and repair program amounting to approximately 4.5% of annual hotel revenues.

         For information regarding the Company's renovation, redevelopment and rebranding activities during 1999 and 1998, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Renovations, Redevelopments and Rebrandings" contained elsewhere in this Annual Report on Form 10-K for the year ended December 31, 1999.

MAINTENANCE OF STRONG STRATEGIC RELATIONSHIPS

         The Company benefits from strategic brand owner and manager relationships with Hilton (Embassy Suites, Doubletree and Hilton Suites), Bass and Bristol (Crowne Plaza and Holiday Inn) and Starwood (Sheraton and Westin).

         o Hilton, which acquired Promus Hotel Corporation on November 30, 1999, now has a hotel portfolio of more than 1,750 hotels with more than 300,000 rooms in 50 countries, and is now the largest operator of full-service, all-suite hotels in the United States. In addition to its Hilton and Conrad International-branded hotels, Hilton now owns the Embassy Suites, Doubletree and Doubletree Guest Suites brands and manages 72 of our hotels. As a result of its acquisition of Promus, Hilton acquired an equity interest in our Company having an aggregate value of approximately $25 million at December 31, 1999, and it became a 50% partner in joint ventures with us in the ownership of 12 hotels and the holder of a 10% equity interest in certain subsidiaries owning six hotels. The relationship with Promus and its Embassy Suites brand provided the foundation for our historical growth, and we expect to expand our relationship with Hilton, as the successor to Promus.

         o Bass operates or franchises more than 2,800 hotels worldwide, with over 457,000 guest rooms in more than 90 countries around the world. Among the brands owned by Bass are Crowne Plaza, Holiday Inn, Holiday Inn Select, Holiday Inn Express and Inter-Continental. Bass, together with its subsidiaries, beneficially owns approximately 49.6% of the stock of Bristol and have announced a definitive merger agreement pursuant to which they expect to acquire the remaining shares of Bristol during April 2000. Subsidiaries of Bass also own approximately 8.8% of FelCor's outstanding common stock ("Common Stock"). In addition, subsidiaries of Bass own an aggregate of 4,713,185 units of limited partner interest in the Operating Partnership ("Units"). Under certain circumstances, these Units may be redeemed for a like number of shares of FelCor

                  Common Stock. If so redeemed, Bass and its affiliates would own approximately 16.0% of FelCor's Common Stock. Bristol is one of the largest hotel operating companies in North America and operates the largest number of Bass-branded hotels in the world. On February 28, 2000, Bass and Bristol jointly announced a definitive merger agreement pursuant to which Bass expects to acquire the remaining shares of Bristol during April 2000.

         o Starwood is one of the world's largest hotel operating companies. Directly and through subsidiaries, Starwood owns, leases, manages or franchises approximately 716 hotels with more than 217,000 rooms in 70 countries. The Company's strategic alliance with Starwood, coupled with the purchase of seven Sheraton hotels in 1997, provided the Company with its initial entry into the upscale, full-service, non-suite hotel market. Most recently, in October 1999, the Company formed a joint venture with Starwood, owned 50% by us and 50% by Starwood, which acquired the 437-room Sheraton Premier Hotel in Tysons Corner, Virginia.

MAINTENANCE OF FINANCIAL FLEXIBILITY

         The Company is committed to maintaining substantial financial flexibility. FelCor's Board of Directors has authorized the repurchase of up to $300 million of FelCor's Common Stock. Through March 15, 2000, the Company has completed the repurchase of approximately 7.8 million shares for $134 million at an average purchase price of $17.22 per share.

         At December 31, 1999, the consolidated indebtedness of the Company was approximately 40% of its investment in hotels, at cost, and its interest coverage ratio was 3.3-to-1. In funding its growth, the Company has used a broad selection of financing sources to minimize the cost of capital, including public equity, collateralized mortgage-backed securities, public and private debt, and asset divestitures. We believe that our capital structure, following the completion of our share repurchases, will continue to be among the most conservative in the hotel REIT industry. We believe our financial flexibility should enable us to pursue selective expansion opportunities and to take advantage of renovation, redevelopment and rebranding opportunities to help us improve our hotels' competitive position. Our ability to make significant future acquisitions will be largely dependent upon the Company's ability to obtain additional equity financing.

FINANCING TRANSACTIONS

         On March 4, 1999, the Company completed a $63 million first mortgage term loan. This loan is collateralized by three hotels, bears interest at 200 basis points over LIBOR, matures in February 2003 and amortizes over 25 years. The proceeds from this loan were used to pay off a $44 million mortgage loan due December 2002 and to acquire ownership of land previously held under ground leases.

         On April 1, 1999, the Company entered into a $375 million term loan ("the Senior Term Loan"), increasing its credit facilities to $1.2 billion, consisting of the Senior Term Loan which matures in March 2004 and an $850 million revolving line of credit ("Line of Credit") which matures in June 2001. The Line of Credit, Senior Term Loan and the Company's publicly traded term notes are collateralized by stock and partnership interests in certain subsidiaries of FelCor. The financial covenants in the Senior Term Loan are consistent with those in the Company's existing Line of Credit. If the Company achieves investment grade credit ratings from the applicable rating agencies, or when the Senior Term Loan is retired, the stock and partnership interest collateral will be released. The proceeds of the Senior Term Loan were used to prepay a $250 million term loan, which was to mature on December 31, 1999, and initially to reduce borrowings under the Company's Line of Credit. Interest payable on borrowings under the credit facilities is variable, determined from a ratings and leverage-based pricing matrix, ranging from 87.5 basis points to 275 basis points above LIBOR (30-day LIBOR at December 31, 1999, was 5.83%). The interest rate spread on the Line of Credit ranged from 150 to 162.5 basis points in 1999. Additionally, the Company is required to pay an unused commitment fee on the Line of Credit which is variable, determined from a ratings-based pricing matrix, ranging from 20 to 30 basis points. In 1999 and 1998, the Company wrote off approximately $1.1 million and $2.5 million, respectively, of deferred financing fees relating to the term loan of $250 million and the previous unsecured credit facility of $550 million, respectively. For the years ended December 31, 1999, 1998, and 1997, the Company paid interest on its unsecured credit facilities at weighted average interest rates of 7.1%, 7.1% and 7.6%, respectively. At December 31, 1999, the Company had borrowing capacity under its Line of Credit of $186 million.

         On April 1, 1999, the Company also closed a 10-year, $100 million mortgage loan. This loan is non- recourse (with certain exceptions), is collateralized by seven Embassy Suites hotels, carries a fixed rate coupon of 7.54%, matures in April 2009 and amortizes over 25 years. The proceeds from this loan were used to reduce outstanding borrowings under the Company's Line of Credit.

         On May 13, 1999, the Company closed a 10-year, $75 million mortgage loan. This loan is non- recourse (with certain exceptions), is collateralized by six Embassy Suites hotels, carries a fixed rate coupon of 7.55%, matures in June 2009 and amortizes over 25 years. The proceeds from this loan were used initially to reduce outstanding borrowings under the Company's Line of Credit.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 1999, the Company was in compliance with all such covenants.

         FelCor had approximately $186 million in borrowing capacity under its Line of Credit at December 31, 1999 and also had the ability to issue up to $946 million of Common Stock, Preferred Stock, debt securities and/or Common Stock warrants under shelf registration statements previously declared effective. Given the current market prices of its equity securities, FelCor has no present intention to effect a public offering of equity securities in the near future.

HOTEL OPERATING PERFORMANCE

         Upscale and full service hotels like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree Guest Suites, and Sheraton and Sheraton Suites hotels account for approximately 97% of the Company's Percentage Lease revenue. As a result of the renovation and rebranding of hotels, approximately 98% of Percentage Lease revenue for 2000 is expected to be derived from upscale and full service hotels.

         For a detailed discussion of the Company's hotel operating performance, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-The Hotels-Actual" contained elsewhere in this Annual Report on Form 10-K for the year ended December 31, 1999.

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

COMPETITION

         The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotel properties and competes for guests primarily with other full-service hotels in its immediate vicinity and secondarily with other hotel properties in its geographic market. An increase in the number of competitive hotel properties in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and revenue per available room or suite ("RevPAR") of the Company's hotels in that area. The Company believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting the Company's hotels.

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

PROPERTY TAXES

         Each Hotel is subject to real and personal property taxes, which are borne by the Company under the Percentage Leases. During 1999, real and personal property taxes incurred by the Company amounted to $52.1 million, or 10.3 % of the Company's total revenues. Real and personal property taxes on the Hotels may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. FelCor's Vice President, Taxes, Michael L. Hunter and his staff, work with the numerous taxing authorities, both directly and through independent agents, to assure that the Hotels are fairly assessed and to minimize the Company's tax liabilities.

TAX STATUS

         FelCor has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its initial taxable year ending December 31, 1994. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level, on its taxable income that is distributed to its shareholders. The Company may, however, be subject to certain state and local taxes on its income and property. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute annually at least 95% of its taxable income (this will change to 90% beginning in 2001). In connection with FelCor's election to be taxed as a REIT, FelCor's Charter imposes restrictions on the ownership and transfer of shares of its Common Stock. FelCor has adopted the calendar year as its taxable year.

REIT MODERNIZATION ACT

         On December 17, 1999, the provisions of the REIT Modernization Act were enacted into law. These provisions, which will become effective January 1, 2001, will, among other things:

         o reduce the percentage of taxable income required to be distributed by a REIT from 95% to 90%, and

         o subject to certain limitations, permit a REIT to own taxable subsidiaries that engage in businesses previously prohibited to a REIT, including, among other things, leasing hotels from its parent hotel REIT, provided that the hotels in question continue to be managed by unrelated third parties.

LESSEE OPERATIONS

         At December 31, 1999, the Lessees leased all but three of the Hotels under Percentage Leases, pursuant to which the Lessee is obligated to pay the Company the greater of a minimum Base Rent or Percentage Rent based on a percentage of revenues. See "Item 2. Properties" for additional information regarding the terms of the Percentage Leases. The Lessees have entered into, and are responsible for the payment of all fees under, the franchise licenses and management agreements relating to the Hotels, may hold the liquor licenses applicable to the Hotels, own and maintain the inventories required for the operation of the Hotels, pay for normal maintenance and repair expenses, enter into various operating, maintenance and service agreements with respect to the Hotels, and are responsible for compliance with the license, management and other agreements affecting hotel operations. In addition, the Lessees provide asset management services to the Hotels, including the supervision of the day-to-day operations of the Hotels by the management companies engaged to manage such Hotels and the establishment and implementation of capital expenditure programs.

         Thomas J. Corcoran, the President, Chief Executive Officer and a Director of the Company and Hervey A. Feldman, Chairman Emeritus of FelCor, as the beneficial owners of an aggregate 50% common equity interest in DJONT, have entered into an agreement with the Company pursuant to which they have agreed that, through April 15, 2005, any distributions received by them from DJONT (in excess of their tax liabilities with respect to the income of DJONT) will be utilized to purchase Common Stock or Units from the Company in an underwritten public offering or annually, at the then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling the stock so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% common equity interest in the Lessee, may elect to purchase Common Stock or Units upon similar terms, at its option. Pursuant to this agreement, each of Messrs. Feldman and Corcoran purchased 3,775 shares of Common Stock in December 1995. The Independent Directors (as herein defined) may suspend or terminate such agreement at any time.

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

REPAIRS AND MAINTENANCE

         During the year ended December 31, 1999, approximately $38.5 million and $32.7 million was spent by the Lessees on routine repairs and maintenance at the Hotels leased by DJONT and Bristol, respectively. This represents approximately 4.6% of total hotel revenues.

EMPLOYEES

         Mr. Corcoran entered into an employment agreement with the Company in 1994 that continues through 2000. None of FelCor's other executive officers has an employment agreement with FelCor. In addition to Mr. Corcoran, the Company had 48 other full-time employees at December 31, 1999. All persons employed in the day-to-day operation of the Company's Hotels are employees of the management companies engaged by the Lessees to operate such Hotels and are not employees of the Company.

PERSONNEL AND OFFICE SHARING ARRANGEMENTS

         The Company shares executive offices and certain employees with DJONT and FelCor, Inc. (a private company controlled by Messrs. Feldman and Corcoran). Each entity bears an allocated share of the costs thereof, including but not limited to rent, compensation of certain personnel (other than Mr. Corcoran, whose compensation is borne solely by the Company), office supplies, telephones and depreciation of office furniture, fixtures and equipment. Any such allocation of shared expenses to the Company is required to be approved by a majority of the Independent Directors. During 1999, approximately $5.7 million (approximately 89.5% of all allocable expenses) were paid by the Company under this arrangement.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         CERTAIN STATEMENTS AND ANALYSES CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, IN FELCOR'S 1999 ANNUAL REPORT TO STOCKHOLDERS, OR THAT MAY IN THE FUTURE BE MADE BY, OR BE ATTRIBUTABLE TO, THE COMPANY, MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. ALL OF SUCH FORWARD-LOOKING STATEMENTS ARE BASED UPON PRESENT EXPECTATIONS AND ASSUMPTIONS THAT MAY OR MAY NOT ACTUALLY OCCUR. THE FOLLOWING FACTORS CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS, INCLUDING MATERIAL RISKS AND UNCERTAINTIES, WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS OR IN THE COMPANY'S HISTORICAL RESULTS. EACH OF THE FOLLOWING FACTORS, AMONG OTHERS, COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO MEET ITS CURRENT EXPECTATIONS.

    Increases in Leverage and Floating Rate Debt; Inability to Retain Earnings or Refinance Debt.

         As a result of the Merger with Bristol Hotel Company, the Company's leverage increased significantly during 1998. As a result of the Company's aggressive renovation, redevelopment and rebranding program and its share repurchases, its leverage also increased during 1999, and may increase further. At December 31,

1999, FelCor had approximately $1.8 billion in indebtedness, of which approximately $464.0 million was collateralized, and consolidated debt equal to approximately 40% of its investment in hotels, at cost. FelCor's ratio of EBITDA to interest expense for the years ended December 31, 1999 and 1998 was 3.3-to-1 and 3.8-to-1, respectively. At December 31, 1999, FelCor had $695.8 million in floating rate debt, or 37.9% of all FelCor indebtedness, that provided for the payment of interest at floating rates. Most of this floating rate debt bears interest at a rate equal to between 1.63% and 2.50% plus the 30-day LIBOR rate. At December 31, 1999, the 30-day LIBOR rate was 5.83%. Changes in economic conditions could result in higher interest rates, thereby increasing FelCor's interest expense on its floating rate debt and reducing funds available for its current renovation, redevelopment and rebranding plans, for future share repurchases, and for distribution to FelCor's stockholders.

         In order to qualify as a REIT, FelCor must distribute to its stockholders, annually, at least 95% (90% effective in 2001) of its net taxable income (excluding capital gains) and, accordingly, cannot retain any substantial portion of its earnings to meet its capital needs. At December 31, 1999, FelCor had $42.6 million in debt maturing prior to December 31, 2000 and $186 million in borrowing capacity available under its existing Line of Credit. If FelCor were to default in the payment of more than $10 million of its outstanding indebtedness, cross default provisions under most of its credit facilities could result in substantially all of FelCor's debt being declared immediately due and payable. Should that occur, FelCor may be unable to refinance or repay such indebtedness in full under such circumstances.

     Dependence on Lessees' Hotel Operations.

         FelCor's revenues currently and in the future will consist primarily of rents received under its leases. The Lessees' payment of such rental obligations is generally unsecured. As the lessee of 100 of the Bristol Hotels, Bristol had a net worth of approximately $43.1 million at December 31, 1999, and is obligated to maintain certain net worth and liquidity requirements. DJONT, which leases 85 of the Hotels, has limited assets, derives its revenue solely from the operation of FelCor's hotels and, at December 31, 1999, had a accumulated deficit of approximately $13.1 million. However, DJONT or its subsidiaries have the right to borrow from FelCor, Inc., Promus Hotels, Inc., Doubletree Hotel Corporation, Lee & Urbahns, L.P. and ITT Sheraton Corporation (which have equity interests in and/or are managers of hotels leased by DJONT), on a subordinated basis and subject to certain limitations, up to an aggregate of approximately $17.3 million to meet certain of its rental obligations. The Company will be substantially dependent upon the successful operation of its hotels to enable the Lessees (particularly DJONT) to meet their rental obligations under the leases.

         The leases with DJONT and Bristol have varying terms, generally no longer than 15 years. At the expiration of the lease terms, the Company will be required to negotiate renewals or seek replacement leases, which could adversely affect its results of operations.

     Conflicts of Interest

         Certain FelCor Directors. As of December 31, 1999, DJONT leased 85 of the Company's hotels. All of the voting interests (and a 50% common equity interest) in DJONT are beneficially owned by Hervey A. Feldman and Thomas J. Corcoran, Jr. The remaining 50% of the common equity interests in DJONT are non-voting and are beneficially owned by the children of Charles N. Mathewson, a Director of FelCor. Mr. Feldman is a co-founder and the Chairman Emeritus of FelCor. Mr. Corcoran is a co-founder, President, Chief Executive Officer and Director of FelCor.

         All of the Bristol Hotels are leased to and/or managed by Bristol. No officer or director of Bristol is also an officer or director of FelCor. However, Donald J. McNamara, the Chairman of the Board of FelCor, is a principal in a firm that controls the general partner of United/Harvey Holdings, L.P. ("United Harvey"), which beneficially owns approximately 39.5% of the stock of Bristol. Five partnerships that own substantial equity interests in United Harvey also own in the aggregate approximately 17.3% of FelCor's outstanding Common Stock. In addition, Richard C. North joined FelCor's Board during 1998. Mr. North is the Group Finance Director of the parent of Holiday Hospitality Franchising, Inc. ("Holiday Hospitality"), a subsidiary of Bass plc. Holiday Hospitality is the franchisor of most of the Bristol Hotels and, together with its affiliates, beneficially owns approximately 49.6% of the stock of Bristol and owns approximately 8.8% of FelCor's outstanding Common Stock. In connection with the efforts of Bass to acquire Bristol, as announced on

February 28, 2000, a Bass subsidiary (Bass America, Inc.) contributed 4,713, 185 shares of outstanding FelCor Common Stock held by it to the Operating Partnership in exchange for a like number of Units of limited partner interest. If these Units were to be redeemed for FelCor Common Stock, Bass and its affiliates would own approximately 16.0% of FelCor's Common Stock. The exchange by Bass of Common Stock for Units will not affect FelCor's FFO or earnings per share, although it results in reducing FelCor's percentage ownership in the Operating Partnership from approximately 95% to approximately 89%.

         Issues may arise under the leases, franchise agreements and management contracts, and in the allocation of acquisition and leasing opportunities, that present conflicts of interests due to the relationship of these directors to the companies with which they are or have been associated. As an example, any decreases in lease rental rates payable by DJONT would benefit DJONT, in which Messrs. Feldman and Corcoran and Mr. Mathewson's children have a direct economic interest, at the expense of FelCor and its stockholders. In the event FelCor enters into new or additional hotel leases or other transactions with Bristol, the interests of Mr. McNamara and Mr. North, by virtue of their relationships to significant investors in Bristol, may conflict with the interests of FelCor and its stockholders. For example, any decrease in lease rental rates payable by Bristol may decrease FelCor's profits to the benefit of Bristol. Also, as the Company seeks to take advantage of the opportunity provided by the REIT Modernization Act to acquire the Lessees, and/or the leases on the Hotels, the personal interests of Messrs. Feldman, Corcoran, Mathewson, McNamara and North may conflict with those of FelCor and its stockholders. It is anticipated that any director who has a conflict of interest with respect to an issue presented to the FelCor Board will abstain from voting upon that issue although he will have no legal obligation to do so. FelCor has no provisions in its bylaws or charter that require an interested director to abstain from voting upon an issue, although each director will have a fiduciary duty of loyalty to FelCor. There is a risk that, should an interested director vote upon an issue in which he or one of his affiliates has an interest, his vote may reflect a bias that could be contrary to the best interests of FelCor. In addition, even if an interested director abstains in the actual vote, that director's participation in the meeting and discussion of an issue in which he or companies with which he is associated have an interest could influence the votes of other directors regarding the issue.

         No Arms-Length Bargaining on DJONT Percentage Leases. The terms of the original leases between FelCor and DJONT were not negotiated on an arms-length basis. Accordingly, these Percentage Leases may not reflect fair market values or terms. However, the management of FelCor believes that the terms of these leases are fair to FelCor. The rental terms of these leases were set based upon historical financial information and projected operating performance of the respective hotels. The other terms of the leases are typical of the provisions found in other leases entered into in similar circumstances. The leases were approved by a majority of the Independent Directors of FelCor at the time they were entered into.

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

     Restrictive Debt Covenants

         At December 31, 1999, FelCor's unsecured Line of Credit and Senior Term Loan provided for borrowings of up to an aggregate of $1.2 billion, of which FelCor had borrowed approximately $1.0 billion. FelCor also had issued and outstanding $298 million (net of discount) in principal amount of publicly-traded senior term notes. The agreements governing FelCor's Line of Credit, Senior Term Loan and senior notes contain various restrictive covenants, including, among others, provisions restricting FelCor from incurring indebtedness, making investments, engaging in transactions with stockholders and affiliates, incurring liens, merging or consolidating with another person, disposing of all or substantially all of its assets or permitting limitations on its subsidiaries with respect to the payment of dividends or other amounts to FelCor. In addition, these agreements require FelCor to maintain certain specified financial ratios. Under the most restrictive of these provisions, FelCor's maximum additional indebtedness that could be incurred for the acquisition of hotel properties would have been limited to approximately $989.5 million at December 31, 1999. These covenants also may restrict FelCor's ability to engage in certain transactions. In addition, any breach of these limitations could result in the acceleration of most of FelCor's outstanding indebtedness. FelCor may not be able to refinance or repay this indebtedness in full under such circumstances.

     Matters That May Adversely Affect the Hotel Industry

         Fewer Growth Opportunities. There has been substantial consolidation in, and capital allocated to, the U.S. lodging industry since the early 1990s. This has generally resulted in higher prices for hotels and fewer attractive acquisition opportunities. The hotel REIT industry, including FelCor, has suffered from declining stock prices over the past two years, limiting the ability to raise additional equity capital at reasonable prices. An important part of FelCor's historical growth strategy has been the acquisition and, in many instances, the renovation and repositioning, of hotels at less than replacement cost. Continued industry consolidation and competition for acquisitions, and limitations on the availability of reasonably priced equity capital, could adversely affect FelCor's future growth prospects. FelCor competes for hotel investment opportunities and capital with other companies, some of which have greater financial or other resources. Certain competitors may be able to obtain capital at lower costs and to pay higher prices for properties than FelCor.

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

         Competition. Each of FelCor's Hotels competes with other hotels in its geographic area. A number of additional hotel rooms have been or may be built in a number of the geographic areas in which the Hotels are located, which could adversely affect the results of operations of these hotels. According to PricewaterhouseCoopers LLP's December 1999/January 2000 Hospitality Directions, total hotel room supply in the United States is expected to increase by 3.5% or approximately 136,500 rooms, from 1999 to 2000, while the demand for hotel rooms is expected to increase only 3.0% during the same period. Management believes that most of the increase in United States hotel room supply has been in the limited service or extended stay segments of the hotel industry, from which FelCor derives approximately 5% of its revenues. An oversupply of hotel rooms, regardless of market segment, could adversely affect both occupancy and rates in the markets in which the Hotels are located. However, a significant increase in the supply of midscale and upscale hotel rooms and suites, if demand fails to increase proportionately, could have a more severe adverse effect on the Company's operations.

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

     Limitations on Acquisitions and Improvements

         Since the completion of the Merger with Bristol Hotel Company in July 1998, the Company's growth strategy has been focused, and it presently intends to focus during 2000, on its internal growth strategy, which includes the renovation, redevelopment and rebranding of its hotels to achieve improved revenue performance. FelCor is limited in its ability to fund its growth solely from cash provided from operating activities because it must distribute to its stockholders at least 95% (90% beginning in 2001) of its taxable income each year to maintain its status as a REIT. Consequently, FelCor may rely, to a significant extent, upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Given the current market prices of its equity securities, FelCor has no present intention to effect a public offering of equity securities in the near future. Consequently, FelCor will be dependent upon its ability to attract debt financing from public or institutional lenders. There can be no assurance that FelCor will be successful in attracting sufficient debt financing to fund future growth at an acceptable cost. In addition, FelCor's Board has adopted a policy of limiting indebtedness to not more than 50% of FelCor's investment in hotel assets, at cost, which could also limit FelCor's ability to incur additional indebtedness to fund its continued growth. At December 31, 1999, FelCor's indebtedness represented approximately 40% of its investment in hotel assets, at cost.

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

         Failure to Make Required Distributions Would Subject FelCor to Tax. In order to qualify as a REIT, each year FelCor must pay out to its stockholders at least 95% (90% beginning in 2001) of its taxable income (other than any net capital gain). In addition, FelCor would be subject to a 4% nondeductible tax if the actual amount it pays out to its stockholders in a calendar year were less than the minimum amount specified under federal tax laws. FelCor has paid out and intends to continue to pay out its income to its stockholders in a manner intended to satisfy the 95% test and to avoid the 4% tax. In doing so, FelCor may be required to borrow money or sell assets to pay out enough of its taxable income to satisfy the 95% test and to avoid the 4% tax in a particular year.

         Failure to Distribute Earnings and Profits in Connection With the 1998 Merger With Bristol Hotel Company Would Cause FelCor to Fail to Qualify as a REIT. At the end of any taxable year, a REIT may not have any accumulated earnings and profits (described generally for federal income tax purposes as cumulative undistributed net income) from a non-REIT corporation. Arthur Andersen LLP prepared and provided to FelCor its computation of the accumulated earnings and profits of Bristol Hotel Company through the date of the Merger. Based upon such computation, in addition to its regular fourth quarter 1998 distribution, FelCor paid a special one-time distribution of $0.345 per share on its Common Stock, and $0.207 per share on its Series A Preferred Stock, in respect of such accumulated earnings and profits. However, the determination of a company's accumulated earnings and profits for federal income tax purposes is extremely complex and the computations by Arthur Andersen LLP are not binding upon the Internal Revenue Service. Should the Internal Revenue Service successfully assert that the accumulated earnings and profits of Bristol Hotel Company were greater than the amount so distributed by FelCor, it may fail to quality as a REIT.

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

         If a person holds or attempts to acquire shares in excess of FelCor's ownership and transfer restrictions, these shares will be immediately designated as "shares-in-trust" and transferred automatically and by operation of law, in trust, to a trustee designated by FelCor. The trustee will have the right to receive all distributions on, to vote and to sell these shares. The holder of the excess shares will have no right or interest in these shares, except the right (under certain circumstances) to receive the lesser of: (i) the proceeds of any sale of these shares by the trustee to a permitted owner and (ii) the amount paid for these shares (or the market value of these shares, determined in accordance with the Charter, if the shares were received by gift, bequest or otherwise without payment). Accordingly, the record owner of any shares designated as shares-in-trust would suffer a financial loss if the price at which these shares are sold to a permitted owner is less than what was paid for these shares.

ITEM 2. PROPERTIES

THE HOTELS

         The following table sets forth certain descriptive information regarding the Hotels in which the Company had ownership interests at December 31, 1999:


                                                                                                            YEAR          NUMBER OF
LOCATION                                                    FRANCHISE BRAND                  LESSEE       ACQUIRED      ROOMS/SUITES
--------                                                    ---------------                  ------       --------      ------------

Birmingham, AL(1)..................................         Embassy Suites                   DJONT          1996             242
Montgomery, AL.....................................         Holiday Inn                      Bristol        1998             213
Flagstaff, AZ......................................         Embassy Suites                   DJONT          1995             119
Phoenix (Airport), AZ..............................         Embassy Suites                   DJONT          1998             229
Phoenix (Camelback), AZ............................         Embassy Suites                   DJONT          1996             232
Phoenix, (Crescent), AZ............................         Sheraton                         DJONT          1997             342
Scottsdale, AZ(2)..................................         Fairfield Inn                    Bristol        1998             218
Tempe, AZ(1).......................................         Embassy Suites                   DJONT          1998             224
Texarkana (I-30), AR(2)............................         Holiday Inn                      Bristol        1998             210
Anaheim (Disney(R)Area), CA(1).....................         Embassy Suites                   DJONT          1996             222
Burlingame (S.F. Airport So.), CA(2)...............         Embassy Suites                   DJONT          1995             340
Covina (I-10), CA(1)(3)............................         Embassy Suites                   DJONT          1997             259
Dana Point, CA.....................................         Doubletree Guest Suites          DJONT          1997             196
El Segundo (LAX Airport South), CA(2)..............         Embassy Suites                   DJONT          1996             350
Irvine (Orange County Airport, CA..................         Crowne Plaza                     Bristol        1998             335
Los Angeles (LAX Airport North), CA................         Embassy Suites                   DJONT          1997             215
Milpitas, CA(1)....................................         Embassy Suites                   DJONT          1996             266
Milpitas, CA.......................................         Crowne Plaza                     Bristol        1998             305
Napa, CA(1)........................................         Embassy Suites                   DJONT          1996             205
Oxnard (Mandalay Beach), CA........................         Embassy Suites                   DJONT          1996             249
Palm Desert, CA(1) ................................         Embassy Suites                   DJONT          1998             198
Pleasanton, CA.....................................         Crowne Plaza                     Bristol        1998             244
Santa Barbara, CA(1)...............................         Holiday Inn                      Bristol        1998             160
San Diego (On-the-Bay), CA(2)......................         Holiday Inn                      Bristol        1998             600
San Francisco (Financial District), CA(2)..........         Holiday Inn                      Bristol        1998             566
San Francisco (Fisherman's Wharf), CA(2)...........         Holiday Inn                      Bristol        1998             585
San Francisco (Union Square), CA...................         Crowne Plaza                     Bristol        1998             403
San Rafael (Marin Co.), CA(1)(3)...................         Embassy Suites                   DJONT          1996             235
South San Francisco (Airport North), CA............         Embassy Suites                   DJONT          1996             312
Avon (Beaver Creek Resort), CO.....................         Independent                                     1996              73
Denver (Southeast), CO(5)..........................         Doubletree                       DJONT          1998             248
Hartford (Downtown), CT............................         Crowne Plaza                     Bristol        1998             342
Stamford, CT(2)....................................         Holiday Inn Select               Bristol        1998             383
Wilmington, DE(5)..................................         Doubletree Guest                 DJONT          1998             154
Boca Raton, FL.....................................         Doubletree Guest Suites          DJONT          1995             182
Boca Raton, FL.....................................         Embassy Suites                   DJONT          1996             263
Cocoa, Beach (Ocean Front Resort), FL..............         Holiday Inn                      Bristol        1998             500
Deerfield Beach, FL(1).............................         Embassy Suites                   DJONT          1996             244
Ft. Lauderdale, FL(1)..............................         Embassy Suites                   DJONT          1996             359
Ft. Lauderdale (Cypress Creek), FL.................         Sheraton Suites                  DJONT          1998             253
Jacksonville, FL...................................         Embassy Suites                   DJONT          1994             277
Kissimmee (Nikki Bird Resort), FL(2)...............         Holiday Inn                      Bristol        1998             529
Lake Buena Vista (Walt Disney World(R)), FL(2).....         Doubletree Guest Suites          DJONT          1997             229
Miami (Airport), FL(2).............................         Crowne Plaza                     Bristol        1998             304
Miami (Airport), FL(1).............................         Embassy Suites                   DJONT          1996             316
Orlando (North), FL................................         Embassy Suites                   DJONT          1994             277
Orlando (South), FL................................         Embassy Suites                   DJONT          1994             244
Orlando (International Drive Resort), FL...........         Holiday Inn                      Bristol        1998             652
Orlando (Airport), FL..............................         Holiday Inn Select               Bristol        1998             288
Tampa (Busch Gardens), FL..........................         Doubletree Guest Suites          DJONT          1995             129
Tampa (Rocky Point), FL............................         Doubletree Guest Suites          DJONT          1997             203
Tampa (Near Busch Gardens), FL(2)..................         Holiday Inn                      Bristol        1998             395
Atlanta, GA........................................         Courtyard by Marriott            Bristol        1998             211
Atlanta (Airport), GA(2)...........................         Crowne Plaza                     Bristol        1998             378
Atlanta (Powers Ferry), GA(1)......................         Crowne Plaza                     Bristol        1998             296
Atlanta (Buckhead), GA.............................         Embassy Suites                   DJONT          1998             317
Atlanta (Airport), GA..............................         Embassy Suites                   DJONT          1998             233
Atlanta (Perimeter Center), GA(1)(3)...............         Embassy Suites                   DJONT          1998             241

                                                                                                  YEAR          NUMBER OF
LOCATION                                       FRANCHISE BRAND                     LESSEE       ACQUIRED       ROOMS/SUITES
--------                                       ---------------                     ------       --------       ------------
Atlanta (Downtown), GA.......................  Fairfield Inn                       Bristol        1998             242
Atlanta (Marietta), GA.......................  Hampton Inn                         Bristol        1998             140
Atlanta (Airport North), GA(1)(2)............  Holiday Inn                         Bristol        1998             493
Atlanta (Jonesboro South), GA(1).............  Holiday Inn                         Bristol        1998             180
Atlanta (Perimeter Dunwoody), GA(1)..........  Holiday Inn Select                  Bristol        1998             250
Atlanta (Airport Gateway), GA................  Sheraton                            DJONT          1997             395
Atlanta (Galleria), GA.......................  Sheraton Suites                     DJONT          1997             278
Brunswick, GA................................  Embassy Suites                      DJONT          1995             130
Columbus (Airport I-85), GA(2)...............  Holiday Inn                         Bristol        1998             223
Chicago (Allerton), IL.......................  Crowne Plaza                        Bristol        1998             443
Chicago (Lombard), IL(1)(3)..................  Embassy Suites                      DJONT          1995             262
Chicago (O'Hare), IL.........................  Sheraton Suites                     DJONT          1997             297
Deerfield, IL................................  Embassy Suites                      DJONT          1996             237
Moline, IL...................................  Hampton Inn                         Bristol        1998             138
Moline (Airport), IL(1)......................  Holiday Inn                         Bristol        1998             216
Moline (Airport), IL(1)......................  Holiday Inn Express                 Bristol        1998             111
Indianapolis (North),  IN(1)(3)..............  Embassy Suites                      DJONT          1996             221
Davenport, IA................................  Hampton Inn                         Bristol        1998             132
Davenport, IA................................  Holiday Inn                         Bristol        1998             287
Colby, KS....................................  Holiday Inn Express                 Bristol        1998             70
Great Bend, KS...............................  Holiday Inn                         Bristol        1998             173
Hays, KS.....................................  Hampton Inn                         Bristol        1998             116
Hays, KS.....................................  Holiday Inn                         Bristol        1998             191
Overland Park, KS(1)(3)......................  Embassy Suites                      DJONT          1997             199
Salina, KS(7)................................  Holiday Inn                         Bristol        1998             192
Salina (I-70), KS(2).........................  Holiday Inn Express Hotel & Suites  Bristol        1998              93
Lexington, KY................................  Hilton Suites                       DJONT          1996             174
Lexington, KY................................  Sheraton Suites                     DJONT          1998             155
Baton Rouge, LA(1)...........................  Embassy Suites                      DJONT          1996             223
New Orleans, LA..............................  Embassy Suites                      DJONT          1994             372
New Orleans (Chateau LeMoyne), LA(1)(2)(3)...  Holiday Inn                                        1998             171
New Orleans (French Quarter), LA(1)(2).......  Holiday Inn                         Bristol        1998             276
Baltimore (BWI), MD(5)(6)....................  Doubletree Guest Suites             DJONT          1997             251
Boston (Marlborough), MA.....................  Embassy Suites                      DJONT          1995             229
Boston (Government Center), MA(2)............  Holiday Inn Select                  Bristol        1998             303
Leominster, MA...............................  Four Points(R)                      Bristol        1998             187
Troy, MI(5)(6)...............................  Doubletree Guest Suites             DJONT          1997             251
Bloomington, MN..............................  Embassy Suites                      DJONT          1997             219
Minneapolis (Airport), MN(1).................  Embassy Suites                      DJONT          1995             310
Minneapolis (Downtown), MN...................  Embassy Suites                      DJONT          1995             217
St. Paul, MN(7)..............................  Embassy Suites                      DJONT          1995             210
Jackson (Downtown), MS(1)....................  Crowne Plaza                        Bristol        1998             354
Jackson (Briarwood), MS(1)...................  Hampton Inn                         Bristol        1998             119
Jackson (North), MS(1).......................  Holiday Inn & Suites                Bristol        1998             224
Olive Branch (Whispering Woods Hotel
 and Conference Center), MS..................  Independent                         Bristol        1998             179
Kansas City (Plaza), MO (1)(2)(3)............  Embassy Suites                      DJONT          1997             266
Kansas City (Northeast), MO..................  Holiday Inn                         Bristol        1998             167
St. Louis (Downtown), MO.....................  Embassy Suites                      DJONT          1998             297
St. Louis (Westport), MO(1)..................  Holiday Inn                         Bristol        1998             320
Omaha, NE....................................  Doubletree Guest Suites             DJONT          1998             189
Omaha (Central), NE(1).......................  Hampton Inn                         Bristol        1998             132
Omaha (Southwest), NE........................  Hampton Inn                         Bristol        1998             132
Omaha (I-80), NE(1)..........................  Holiday Inn                         Bristol        1998             383
Omaha (Old Mill Northwest), NE...............  Crowne Plaza                        Bristol        1998             213
Omaha (Southwest), NE........................  Holiday Inn Express Hotel & Suites  Bristol        1998              78
Omaha (Southwest), NE........................  Homewood Suites                     Bristol        1998             108
Parsippany, NJ(1)(3).........................  Embassy Suites                      DJONT          1996             274
Piscataway, NJ...............................  Embassy Suites                      DJONT          1996             225
Secaucus (Meadowlands), NJ(2)(3).............  Embassy Suites                      DJONT          1997             261
Secaucus (Meadowlands), NJ...................  Crowne Plaza                        Bristol        1998             301
Albuquerque (Mountain View), NM..............  Holiday Inn                         Bristol        1998             360
Syracuse, NY.................................  Embassy Suites                      DJONT          1997             215
Charlotte, NC(1)(3)..........................  Embassy Suites                      DJONT          1996             274
Raleigh/Durham, NC...........................  Doubletree Guest Suites             DJONT          1997             203
Raleigh, NC(1)(3)............................  Embassy Suites                      DJONT          1997             225

                                                                                                  YEAR          NUMBER OF
LOCATION                                       FRANCHISE BRAND                     LESSEE       ACQUIRED      ROOMS/SUITES
--------                                       ---------------                     ------       --------      ------------
Cleveland, OH................................  Embassy Suites                      DJONT          1995             268
Columbus, OH.................................  Doubletree Guest Suites             DJONT          1998             194
Dayton, OH(1)................................  Doubletree Guest Suites             DJONT          1997             138
Tulsa, OK....................................  Embassy Suites                      DJONT          1994             240
Philadelphia (Center City), PA...............  Crowne Plaza                        Bristol        1998             445
Philadelphia (Independence Mall), PA(1)......  Holiday Inn                         Bristol        1998             364
Philadelphia (Society Hill), PA..............  Sheraton                            DJONT          1997             362
Pittsburgh, PA(1)............................  Holiday Inn Select                  Bristol        1998             251
Charleston (Mills House), SC.................  Holiday Inn                         Bristol        1998             214
Myrtle Beach (Kingston Plantation), SC.......  Embassy Suites                      DJONT          1996             255
Roper (Greenville), SC.......................  Crowne Plaza                        Bristol        1998             208
Knoxville (Central), TN(2)...................  Holiday Inn                         Bristol        1998             242
Nashville, TN................................  Doubletree Guest Suites             DJONT          1997             138
Nashville (Airport), TN......................  Embassy  Suites                     DJONT          1994             296
Nashville (Opryland/Airport), TN(2)..........  Holiday Inn Select                  Bristol        1998             385
Amarillo (I-40), TX(2).......................  Holiday Inn                         Bristol        1998             248
Austin (Downtown), TX(5).....................  Doubletree Guest Suites             DJONT          1997             189
Austin (Airport North), TX(1)(3).............  Embassy Suites                      DJONT          1997             260
Austin (Town Lake), TX.......................  Holiday Inn                         Bristol        1998             320
Beaumont (Midtown I-10), TX..................  Holiday Inn                         Bristol        1998             253
Corpus Christi, TX...........................  Embassy Suites                      DJONT          1995             150
Dallas (Alpha Road), TX......................  Bristol House(R)                    Bristol        1998             127
Dallas (Addison North), TX(1)................  Crowne Plaza                        Bristol        1998             429
Dallas (Market Center), TX(1)................  Crowne Plaza                        Bristol        1998             354
Dallas, TX(1)................................  Crowne Plaza Suites                 Bristol        1998             295
Dallas (Campbell Centre), TX(5)..............  Doubletree                          DJONT          1998             302
Dallas (DFW Airport South), TX...............  Embassy Suites                      DJONT          1998             305
Dallas (Love Field), TX(1)...................  Embassy Suites                      DJONT          1995             248
Dallas (Market Center), TX(1)................  Embassy Suites                      DJONT          1997             244
Dallas (Park Central), TX....................  Embassy Suites                      DJONT          1994             279
Dallas (Regal Row), TX.......................  Fairfield Inn                       Bristol        1998             204
Dallas (Downtown West End), TX...............  Hampton Inn                         Bristol        1998             311
Dallas, TX(1)................................  Harvey Hotel                        Bristol        1998             313
Dallas (DFW Airport North), TX(1)............  Harvey Hotel                        Bristol        1998             506
Dallas (DFW Airport North), TX(1)............  Harvey Suites                       Bristol        1998             164
Dallas (Park Central), TX(8).................  Sheraton                            DJONT          1998             438
Dallas (Park Central), TX(8).................  Westin                              DJONT          1997             545
Houston (Near the Galleria), TX..............  Courtyard by Marriott               Bristol        1998             209
Houston (Medical Center), TX(1)..............  Crowne Plaza                        Bristol        1998             297
Houston (Near the Galleria), TX..............  Fairfield Inn                       Bristol        1998             107
Houston (I-10 East), TX......................  Fairfield Inn                       Bristol        1998             160
Houston (I-10 East), TX......................  Hampton Inn                         Bristol        1998             90
Houston (Medical Center), TX(1)(2)...........  Holiday Inn & Suites                Bristol        1998             285
Houston (Intercontinental Airport), TX(1)....  Holiday Inn                         Bristol        1998             401
Houston (I-10 West), TX......................  Holiday Inn Select                  Bristol        1998             349
Houston (Near Greenway Plaza), TX(1).........  Holiday Inn Select                  Bristol        1998             355
Midland (Country Villa), TX..................  Holiday Inn                         Bristol        1998             250
Odessa (Parkway Blvd.), TX...................  Holiday Inn Express Hotel & Suites  Bristol        1998             186
Odessa (Center), TX..........................  Holiday Inn Hotel & Suites          Bristol        1998             245
Plano, TX(1).................................  Harvey Hotel                        Bristol        1998             279
Plano, TX....................................  Holiday Inn                         Bristol        1998             161
San Antonio (Airport), TX(1)(2)(3)...........  Embassy Suites                      DJONT          1997             261
San Antonio (Northwest), TX(1)(3)............  Embassy Suites                      DJONT          1997             217
San Antonio (Downtown), TX(2)................  Holiday Inn                         Bristol        1998             315
San Antonio (International Airport), TX......  Holiday Inn Select                  Bristol        1998             397
Waco (I-35), TX..............................  Holiday Inn                         Bristol        1998             171
Salt Lake City (Airport), UT(2)..............  Holiday Inn                         Bristol        1998             191
Vienna, VA (Tyson's Corner)(1)(3)(9).........  Sheraton                                           1999             437
Burlington, VT...............................  Sheraton                            DJONT          1997             309
Cambridge, Canada............................  Holiday Inn                         Bristol        1998             139
Kitchener (Waterloo), Canada.................  Holiday Inn                         Bristol        1998             182
Peterborough (Waterfront), Canada ...........  Holiday Inn                         Bristol        1998             154
Sarnia, Canada...............................  Holiday Inn                         Bristol        1998             151
Toronto (Yorkdale), Canada...................  Holiday Inn                         Bristol        1998             370
Toronto (Airport), Canada....................  Holiday Inn Select                  Bristol        1998             444

-------------
(1)      Encumbered by mortgage debt.

(2)      Situated on land leased under a long-term ground lease.

(3) This hotel is one of 16 hotels owned by unconsolidated entities in which the Company owns a 50% equity interest.

(4) This hotel is owned by an entity in which the Company has greater than a 90% interest.

(5) This hotel is one of 6 hotels owned by an entity in which the Company owns a 90% equity interest.

(6)      Converted to the Embassy Suites brand January 1, 2000.

(7) Owned subject to a capitalized industrial revenue bond lease which permits the Company to purchase the fee interest at expiration for a nominal amount.

(8) This hotel is one of two hotels in which the Company owns a 60% equity interest.

(9) On January 1, 2000, a lease on this hotel became effective between the Company and DJONT.

THE PERCENTAGE LEASES

         At December 31, 1999, each of the Hotels (with three exceptions) was leased to a Lessee pursuant to a Percentage Lease. The terms of each Percentage Lease with DJONT was approved by the Company's Independent Directors at the time it was entered into.

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

         Generally, the Percentage Leases provide for the computation of rent on a standalone quarterly basis.

         The amount of Base Rent and of the Room and Suite Revenue Breakpoint in each DJONT Lease formula generally is subject to adjustment, annually, based upon a formula taking into account changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year, for the hotels acquired prior to July of the previous year. The adjustment in any year may not exceed 7%. The CPI adjustments applicable to 2000, 1999 and 1998 were 1.05%, 0.55% and 0.50%, respectively.

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

         Generally, the Percentage Leases provide for the computation of rent on a standalone quarterly basis.

         The Base Rent and the thresholds for computing Percentage Rent under the Bristol Leases will be adjusted annually to reflect changes in the CPI. The CPI adjustment applicable to 2000 and 1999 were 2.2% and 1.6%, respectively. The parties to the Bristol Leases also agree to renegotiate the rent in the event of any rebranding, substantial renovations (other than those agreed upon prior to the execution of the Bristol Leases) or other, future hotel repositioning strategies resulting in significant disruption of the operations of the leased hotels.

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


                                                                 HIGH          LOW
                                                                 ----          ---

                            1998
                            ----
First quarter................................................ $ 38 5/16    $ 34 15/16
Second quarter...............................................   37 5/16      31 3/16
Third quarter................................................   32 1/4       20
Fourth quarter...............................................   24 3/16      18 3/16

                            1999
                            ----
First quarter................................................ $ 24 1/2     $ 21 13/16
Second quarter...............................................   25 7/16      20 3/8
Third quarter................................................   21 7/16      16 13/16
Fourth quarter...............................................   18           16 3/8


STOCKHOLDER INFORMATION

         At March 15, 2000, the Company had approximately 590 holders of record of its Common Stock and approximately 50 holders of record of the Series A Preferred Stock (which is convertible into Common Stock). It is estimated that there were approximately 28,000 beneficial owners, in the aggregate, of the Common Stock and Series A Preferred Stock at that date.

         IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO QUALIFI-CATION OF THE COMPANY AS A REIT, THE COMPANY'S CHARTER LIMITS THE NUMBER OF SHARES OF COMMON STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING COMMON STOCK.

DISTRIBUTION INFORMATION

         The Company has adopted a policy of paying regular quarterly distributions on its Common Stock, and cash distributions have been paid on the Company's Common Stock with respect to each quarter since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company on its Common Stock during 1998 and 1999.

                           QUARTER TO                               DISTRIBUTION      DISTRIBUTION       PER SHARE
                       WHICH DISTRIBUTION                              RECORD           PAYMENT        DISTRIBUTION
                            RELATES                                     DATE              DATE             AMOUNT
                       ------------------                           ------------      ------------     ------------
     1998
     ----
First quarter...................................................       4/15/98           4/30/98         $ 0.55
Second quarter..................................................       7/15/98           7/31/98         $ 0.55
Third quarter...................................................      10/15/98          10/30/98         $ 0.55
Fourth quarter..................................................      12/30/98           1/29/99         $ 0.895(1)


     1999
     ----
First quarter...................................................       4/15/99           4/30/99         $ 0.55
Second quarter..................................................       7/15/99           7/30/99         $ 0.55
Third quarter...................................................      10/15/99          10/29/99         $ 0.55
Fourth quarter..................................................      12/30/99           1/31/00         $ 0.55

-------------
         (1) Includes a special one-time distribution of $0.345 per share of Common Stock, representing accumulated earnings and profits from FelCor's July 1998 merger with Bristol Hotel Company.

         The foregoing distributions represent an approximate 7.2% return of capital in 1999 and an approximate 17.0% return of capital in 1998. In order to maintain its qualification as a REIT, FelCor must make annual distributions to its shareholders of at least 95% (90% beginning in 2001) of its taxable income (which does not include net capital gains). For the years ended December 31, 1999 and December 31, 1998, FelCor had distributions totaling $2.20 and $2.545 per common share, respectively, of which only $1.84 and $2.01 per share, respectively, were required to satisfy the 95% REIT distribution test. Under certain circumstances FelCor may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, FelCor presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

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

RECENT SALES OF UNREGISTERED SECURITIES

          During 1999, FelCor issued an aggregate of 2,490 shares of its Common Stock in redemption of a like number of outstanding Units. Neither the Units, nor the shares of Common Stock issued in redemption thereof, were registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4(2) of that act.

          During 1999, the Operating Partnership issued an aggregate of 54,319 Units, in connection with the acquisition of a joint venture interest in a hotel and the purchase of land previously leased under a long term land lease, which may be redeemed for a like number of shares of FelCor's Common Stock. Neither the Units, nor the shares of Common Stock issuable in redemption thereof, were registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4(2) of that act.

ITEM 6.  SELECTED FINANCIAL DATA

          The following tables set forth selected financial data for the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 that has been derived from the financial statements of the Company and the notes thereto, audited by PricewaterhouseCoopers LLP, independent accountants. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                             YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                      1999          1998 (1)           1997           1996           1995
                                                   ----------     ----------        ----------     ----------     ----------
STATEMENT OF OPERATIONS DATA:
   Total revenue ................................. $  504,001     $  339,617        $  176,651     $  100,944     $   25,991
   Income before nonrecurring items .............. $  131,957     $  117,437        $   63,835     $   43,291     $   12,191
   Net income .................................... $  131,080     $  114,839        $   63,650     $   40,937     $   12,191
   Net income applicable to common
      shareholders ............................... $  106,345     $   93,416        $   51,853     $   33,203     $   12,191

DILUTED EARNINGS PER SHARE:
   Income applicable to common
      shareholders before extraordinary charge ... $     1.59     $     1.92        $     1.65     $     1.53     $     1.69
   Net income applicable to common
      shareholders ............................... $     1.57     $     1.86        $     1.64     $     1.43     $     1.69

OTHER DATA:
   Cash dividends per common share ............... $     2.20     $    2.545(2)     $     2.10     $     1.92     $     1.84
   Funds From Operations (3) ..................... $  286,895     $  217,363        $  129,815     $   77,141     $   20,707
   EBITDA (4) .................................... $  432,690     $  306,361        $  165,613     $   88,355     $   22,869
   Weighted average common shares and
      units outstanding ..........................     75,251         58,013            39,157         29,306          8,989

BALANCE SHEET DATA:
   Total assets .................................. $4,255,751     $4,175,383        $1,673,364     $  978,788     $  548,359
   Debt .......................................... $1,833,954     $1,594,734        $  476,819     $  239,425     $   19,666

--------------
(1) On July 28, 1998, the Company completed the merger of Bristol Hotel Company's real estate holdings with and into the Company. The merger resulted in the net acquisition of 107 primarily full-service hotels in return for approximately 31.0 million shares of newly issued Common Stock.

(2) In 1998, the Company declared a special one-time distribution of accumulated but undistributed earnings and profits as a result of the merger of Bristol Hotel Company into FelCor (the "Merger"), in addition to the regular quarterly dividend of $0.55 per common share and $0.4875 per Series A preferred share. The amount of the one-time distribution was $0.345 per common share and $0.207 per Series A preferred share.

(3) A more detailed description of FFO is contained in the "Funds From Operations" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4) EBITDA is computed by adding FFO, interest expense, the Company's portion of interest expense from unconsolidated entities, amortization expense, and Series B preferred share dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         FelCor is one of the nation's largest hotel REIT's. At December 31, 1999, it owned interests in 188 hotels with nearly 50,000 rooms and suites through its greater than 95% equity interest in the Operating Partnership. Additional organizational information relating to the Company, and the definitions of certain capitalized terms, are contained in the Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R) and independently owned Doubletree(R) branded hotels in the world. The Hotels are located in 35 states and Canada with concentrations in Texas (41), California (20), Florida (18) and Georgia (15 hotels). The following table provides a schedule of the Hotels, by brand, operated by each of the Company's Lessees at December 31, 1999:


                                                                                              NOT OPERATED
                         BRAND                                DJONT          BRISTOL          UNDER A LEASE          TOTAL
                         -----                                -----          -------          -------------          -----
      Embassy Suites...................................          58                                                     58
      Holiday Inn......................................                         43                  1                   44
      Doubletree and Doubletree Guest Suites(R)........          16(1)                                                  16
      Crowne Plaza and Crowne Plaza Suites(R)..........                         18                                      18
      Holiday Inn Select(R)............................                         10                                      10
      Sheraton(R)and Sheraton Suites(R)................           9                                 1(2)                10
      Hampton Inn(R)...................................                          9                                       9
      Holiday Inn Express(R)...........................                          5                                       5
      Fairfield Inn(R).................................                          5                                       5
      Harvey Hotel(R)..................................                          4                                       4
      Independents.....................................                          2                  1                    3
      Courtyard by Marriott(R).........................                          2                                       2
      Hilton Suites(R).................................           1                                                      1
      Homewood Suites(R)...............................                          1                                       1
      Four Points by Sheraton(R).......................                          1                                       1
      Westin(R)........................................           1                                                      1
                                                                 --            ---                ---                  ---
         Total Hotels..................................          85            100                  3                  188
                                                                 ==            ===                ===                  ===

         (1) On January 1, 2000 two of these Doubletree Guest Suites hotels were converted to the Embassy Suites brand.

         (2) On January 1, 2000 a lease on this hotel became effective between the Company and DJONT.

         The principal factors affecting the Company's results of operations are changes in room and suite revenues reflected by revenue per available room ("RevPAR"), renovations, redevelopments, and rebrandings of hotels and acquisitions. On July 28, 1998, the Company completed the acquisition of the real estate assets of Bristol Hotel Company through the Merger, which resulted in the net addition of 107 hotels, valued at approximately $2 billion, to the Company's portfolio. In addition to the assets acquired in the Merger, the Company acquired ownership interests in 16 hotels in 1998 and one additional hotel in 1999. Nine of the hotels acquired in the Merger did not meet the Company's investment criteria, and were sold in 1998 and 1999.

         In 1999, the Company completed the major portion of its program of renovation, redevelopment, and rebranding of hotels, undertaken to improve under-performing assets and increase revenues. The Company and, prior to the Merger, Bristol Hotel Company, spent nearly $220 million in 1998 on renovations, redevelopments, rebrandings, room additions to existing hotels, and other hotel improvements. In 1999 the Company completed renovations at 44 hotels during the year, totaling $193 million. Nineteen hotels were undergoing renovation at the end of 1999 and renovation expenditures on the hotel portfolio totaled $177 million during the year. A total of eight hotels were rebranded during 1999. On January 1, 2000, two

Doubletree Guest Suites hotels were rebranded as Embassy Suites hotels. Management believes that its strategy of renovating, redeveloping and rebranding selected hotels continues to be effective in improving revenue performance.

         Historically the Company has been financed primarily with equity, resulting in a conservative financial structure. The Company's emphasis on maintaining this conservative approach is evidenced in part, by the following, as of December 31, 1999:

         o        Interest coverage ratio of 3.3x

         o        Total debt to annual EBITDA of 4.5x

         o        Borrowing capacity under its Line of Credit of $186 million

         o Consolidated debt equal to 40% of its investment in hotels at cost

         o        Fixed interest rate debt comprising 62% of total debt

         o        Secured mortgage debt to total assets of 11%

         o        Debt of approximately $43 million maturing in 2000

         FelCor's historical results of operations for 1999, 1998, and 1997 are summarized as follows (in millions, except percentages and hotel counts):

                                                                     YEARS ENDED DECEMBER 31,          PERCENTAGE CHANGE
                                                                  -------------------------------     ---------------------
                                                                   1999         1998        1997      99 VS 98     98 VS 97
                                                                  ------      -------     -------     --------     --------
Hotels owned at year end....................................         188          193          73       (2.6)%       164.4%
Revenues....................................................      $504.0       $339.6      $176.7       48.4 %        92.2%
Income before nonrecurring items............................      $132.0       $117.4      $ 63.8       12.4 %        84.0%
Net income applicable to common shareholders................      $106.3       $ 93.4      $ 51.9       13.8 %        80.0%
Funds From Operations (FFO).................................      $286.9       $217.4      $129.8       32.0 %        67.5%

RESULTS OF OPERATIONS

THE COMPANY -- ACTUAL

     Comparison of the Years Ended December 31, 1999 and 1998.

           For the years 1999 and 1998, FelCor had total revenue of $504.0 million and $339.6 million, respectively, consisting primarily of Percentage Lease revenue of $490.9 million and $328.0 million. The increase in revenue is primarily attributable to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in more than 100 hotels in 1998, including the hotels that were acquired through the Merger on July 28, 1998. The hotels which were acquired during 1998, including those acquired through the Merger, accounted for $151.1 million (93%) of the change in Percentage Lease revenue for the twelve months ended December 31, 1999 compared to 1998. The 73 hotels owned throughout both of the years ended December 31, 1999 and 1998 produced an increase in Percentage Lease revenues of $10.9 million (or 1.9%) between 1998 and 1999.

           Changes in room and suite revenues significantly affect the Company because its principal source of revenue is rent payments from the Lessees under the Percentage Leases. The Percentage Leases provide for rent based on a percentage of room and suite revenue, food and beverage revenue, food and beverage rents, and in some instances, other hotel revenues. In 1999 and 1998, Percentage Lease revenue derived from room and suite revenue represented 91% and 93% of total Percentage Lease revenue, respectively. The 73 hotels owned throughout both 1999 and 1998 increased room and suite revenue by $11.6 million (or 2%) in 1999 compared to 1998 and increased RevPAR by 1.4%. The RevPAR increase was driven by an increase in average daily rate ("ADR") of 1.5%, despite a slight drop in occupied rooms ("Occupancy") of 0.1 percentage points. Of the 73 hotels, 18 had undergone renovation in either 1998 or 1999. Those renovated hotels reflected increases in ADR of 2.2% and in RevPAR of 1.9%, which was greater than the results for hotels that had not undergone renovation. This reflects both the improvement from renovation and the impact of taking rooms out of service for such renovation.

           The Company generally seeks to improve those of its hotels that management believes can achieve increases in room and suite revenue and RevPAR as a result of renovation, redevelopment and rebranding. However, during the course of such improvements hotel revenue performance is often adversely affected, compared to the prior year, by such temporary factors as rooms and suites out of service and disruptions of hotel operations. During 1999, FelCor spent $177 million on the renovation, redevelopment and rebranding of its hotels. As a result of the extensive renovations, FelCor's portfolio experienced significant disruption during 1999, with approximately 350,000 room nights out of service, or 2% of its portfolio. (A more detailed discussion of hotel room and suite revenue is contained in the "The Hotels--Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

           Total expenses increased $149.9 million in the year ended December 31, 1999, to $372.0 million from $222.2 million in 1998. This increase resulted primarily from the additional hotels acquired in July 1998 through the Merger.

           Total expenses as a percentage of total revenue increased to 73.8% for the twelve months ended December 31, 1999, compared to 65.4% in the same period of 1998. The major components of the increase in expenses, as a percentage of total revenue, are depreciation, land leases, and interest expense.

           Depreciation increased, as a percentage of total revenue, to 30.4% in the twelve months ended December 31, 1999, from 26.8% in 1998. The relative increase in depreciation expense is primarily attributed to depreciation on $341.4 million in capital expenditures made over the past two years, approximately 40% of which are short-lived assets that are depreciated over 3 to 5 years.

           Land lease expenses represent 3.5% of total revenue in 1999 as compared to 2.4% in 1998. This increase, as a percentage of total revenue, results primarily from the larger percentage of hotels subject to land leases among those acquired through the Merger.

           Interest expense increased, as a percentage of total revenue, to 24.9% in the twelve months ended December 31, 1999, from 21.6% in 1998. This increase in interest expense is attributed to the increased debt used to finance renovations, higher interest rates on debt that was refinanced to extend maturities and convert such debt from variable to fixed rates, the assumption of debt related to the more highly leveraged Bristol assets, and borrowings to fund the Company's stock repurchase program.

           General and administrative expenses and taxes, insurance and other expense remained relatively constant as a percentage of total revenue in 1999 and 1998.

     Comparison of the Years Ended December 31, 1998 and 1997.

         For the years 1998 and 1997, FelCor had total revenue of $339.6 million and $176.7 million, respectively, consisting primarily of Percentage Lease revenue of $328.0 million and $169.1 million. The 43 hotels owned by the Company throughout both of the years 1998 and 1997, which reflect the effect of the Company's ownership and the management by its strategic partners, experienced a growth in RevPAR during 1998 of 5.4% over 1997. The largest portion of this increase came from the 18 former Crown Sterling Suite hotels, which continued their trend of improved RevPAR throughout 1998, achieving a RevPAR of $92.05 in 1998 compared to $85.04 for 1997, an increase of 8.2%. These hotels have improved their RevPAR performance by 31.4% since 1996. The Company attributes this dramatic increase to the renovation, redevelopment and rebranding of these hotels in 1996 and early 1997.

         Total expenses increased $109.4 million in 1998 over 1997, primarily resulting from the net acquisition of 120 hotels during 1998 and 30 hotels in 1997. Total expenses as a percentage of total revenue increased in 1998 to 65.4% from 63.9% in 1997.

         The major component of the increase in expenses, as a percentage of total revenue, was interest expense. Interest expense increased by $44.4 million, from $28.8 million in 1997 to $73.2 million in 1998, and increased as a percentage of total revenue, from 16.3% in 1997 to 21.6% in 1998. The relative increase in interest expense is attributed to the assumption of debt related to the more highly leveraged Bristol assets. Debt as a percentage of total assets increased from 28.5% at December 31, 1997 to 38.2% at December 31, 1998.

         General and administrative expenses, depreciation, and taxes, insurance and other expenses remained relatively constant as a percentage of total revenue in 1998 and 1997.

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations to be a key measure of a REIT's performance which should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and extraordinary gains or losses from sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds From Operations in accordance with standards established by NAREIT which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds From Operations does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Funds From Operations may include funds that may not be available for management's discretionary use due to requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties.

         The following table details the computation of Funds From Operations (in thousands):


                                                                                     YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------------
                                                                             1999              1998              1997
                                                                          ----------        ----------        ----------
FUNDS FROM OPERATIONS (FFO):
Net income ...........................................................    $  131,080        $  114,839        $   63,650
   Series B preferred share dividends ................................       (12,937)           (8,373)
   Extraordinary charge from write off  of deferred financing fees ...         1,113             3,075               185
   Depreciation ......................................................       152,948            90,835            50,798
   Depreciation for unconsolidated entities ..........................         9,995            10,487             9,365
   Minority interest in Operating Partnership ........................         4,696             6,500             5,817
                                                                          ----------        ----------        ----------
FFO ..................................................................    $  286,895        $  217,363        $  129,815
                                                                          ==========        ==========        ==========
Weighted average common shares and units outstanding .................        75,251            58,013            39,157

THE HOTELS -- ACTUAL

         Upscale and full service hotels like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree and Doubletree Guest Suites, and Sheraton and Sheraton Suites hotels account for approximately 97% of the Company's Percentage Lease revenue. As a result of the renovation and rebranding of hotels, approximately 98% of Percentage Lease revenue for 2000 is expected to be derived from upscale and full service hotels.

         The Company believes that when analyzing the performance of the hotels, looking at "Comparable Hotels" is the most meaningful. The Company defines "Comparable Hotels" as those not undergoing renovation, redevelopment or rebranding in either of the comparison years. Major renovations generally have an adverse affect on hotel earnings by taking rooms out of service and disrupting hotel operations. "Non- comparable Hotels" are those undergoing renovation, redevelopment or rebranding during either year.

The following table sets forth historical Occupancy, ADR and RevPAR at December 31, 1999 and 1998, and the percentage changes therein between the years presented for the Hotels in which the Company had an ownership interest at December 31, 1999. This information is presented regardless of the date of acquisition.



                                                           1999
                                                           ----
                                             OCCUPANCY      ADR           RevPAR
                                             ---------    --------       --------
DJONT Comparable Hotels                          73.0%    $ 123.00       $  89.79
Bristol Comparable Hotels                        65.7%    $  81.55       $  53.59
          Total Comparable Hotels (A)            69.6%    $ 104.61       $  72.79

DJONT Non-comparable Hotels                      67.9%    $ 108.58       $  73.74
Bristol Non-comparable Hotels                    66.4%    $  89.84       $  59.64
    Total Non-comparable Hotels (B)              66.9%    $  96.64       $  64.68

          Total Hotels                           68.3%    $ 100.72       $  68.77

                                                           1998
                                                           ----
                                             OCCUPANCY      ADR           RevPAR
                                             ---------   ---------      ---------
DJONT Comparable Hotel                           73.0%   $  121.42       $  88.67
Bristol Comparable Hotels                        67.3%   $   80.00       $  53.86
          Total Comparable Hotels                70.3%   $  102.74       $  72.27

DJONT Non-comparable Hotels                      69.7%   $  106.08       $  73.96
Bristol Non-comparable Hotels                    65.9%   $   83.67       $  55.14
     Total Non-comparable Hotels                 67.3%   $   92.02       $  61.90

          Total Hotels                           68.8%   $   97.56       $  67.16

                                                    CHANGE FROM PRIOR PERIOD
                                                         1999 VS. 1998
                                                    ------------------------
                                             OCCUPANCY         ADR       RevPAR
                                             ---------      ---------   ---------
DJONT Comparable Hotels                       0.0  pts         1.3%           1.3%
Bristol Comparable Hotels                    (1.6) pts         1.9%          (0.5)%
          Total Comparable Hotels            (0.7) pts         1.8%           0.7%

DJONT Non-comparable Hotels                  (1.8) pts         2.4%          (0.3)%
Bristol Non-comparable Hotels                 0.5  pts         7.4%           8.2%
     Total Non-comparable Hotels             (0.3) pts         5.0%           4.5%

          Total Hotels                       (0.5) pts         3.2%           2.4%

         (A) DJONT Comparable Hotels includes 55 hotels and Bristol Comparable Hotels includes 49 hotels which were not undergoing renovation, redevelopment, or rebranding in either the 1999 or 1998 periods reported.

         (B) DJONT Non-comparable Hotels includes 32 hotels and Bristol Non-comparable Hotels includes 52 hotels undergoing redevelopment in either the 1999 or 1998 periods reported.

    Comparison of the Hotels' Operating Statistics for the Years Ended December 31, 1999 and 1998.

         For the twelve months ended December 31, 1999, the Company's Comparable Hotels' RevPAR increased, compared to the same period in 1998, by 0.7%. In the twelve months ended December 31, 1999, the Comparable Hotels' ADR increased 1.8%, but Occupancy fell 0.6 percentage points. In general, the Company is encouraged by the relative firming of room rates in the last half of the year, which appears to be indicative of the absorption of the new rooms introduced in certain markets during the past year.

         The DJONT Comparable Hotels are predominately Embassy Suites, Doubletree and Doubletree Guest Suites, and Sheraton hotels. The Bristol Comparable Hotels are predominately Holiday Inn and Crowne Plaza hotels. The following table shows the Comparable Hotel RevPAR changes for these five brands for the year ended December 31, 1999, compared to 1998:



                                    RevPAR        Percentage of Total
                                    ------        -------------------
                                    Change           Room Revenue
                                    ------           ------------
Embassy Suites  (45 hotels)          1.3%               56.9%
Holiday Inn (29 hotels)              1.4%               22.5%
Sheraton (3 hotels)                  1.4%                4.4%
Doubletree (5 hotels)                2.5%                2.9%
Crowne Plaza (2 hotels)             (8.9)%               2.0%


         The poor performance of the Comparable Crowne Plaza hotels is primarily the result of one hotel in Jackson, Mississippi, which was converted to a Crowne Plaza in 1997. This hotel suffered both significant competition from a new full service hotel and the relocation of a major employer that had contributed significant business in prior years. The Comparable Embassy Suites and Holiday Inn hotels showed improving RevPAR trends in the last half of 1999, which appear to be continuing into 2000.

         Nearly 52% of the Company's 1999 Comparable Hotel revenue was derived from four states: Texas, California, Georgia and Florida. Changes in Comparable Hotel RevPAR during 1999 for these states, compared to 1998, are illustrated in the following table:


                                    RevPAR        Percentage of Total
                                    ------        -------------------
                                    Change           Room Revenue
                                    ------           ------------
Texas (25 hotels)                   (3.9)%              24.0%
California (12 hotels)               3.3%               11.5%
Georgia (10 hotels)                  1.0%                9.6%
Florida (7 hotels)                   4.6%                6.7%

         FelCor's exposure in overbuilt markets, such as Dallas, Texas, had a negative impact on Comparable Hotel trends during 1999, although management expects the rate of new supply additions to decline in 2000. During 1999, the Company's Texas hotels experienced a 3.9% decrease in RevPAR, while the 10 Comparable Hotels in the Dallas market experienced a 5.9% decline in RevPAR. Management is encouraged, although it continues to see an oversupply in the Dallas market, that the situation appears to be improving and supply growth is now expected to begin a gradual decline. In addition, the Company has recently renovated eight of its 18 Dallas-based properties and management is currently projecting positive RevPAR growth for the majority of its hotels in this market during 2000.

         The Non-comparable Hotel performance was most profoundly affected by the Allerton Crowne Plaza, which was closed for renovation in the third quarter 1998 and partially reopened in the second quarter of 1999. The Allerton generated an 84.3% increase in its RevPAR for the year ended December 31, 1999, as compared to the same period in 1998. The remainder of the Bristol Non-comparable Hotels also showed improvements in RevPAR, which are attributed to the completion of renovations at many of these hotels. Most of the DJONT Non-comparable Hotels where renovations had been completed also showed strong RevPAR increases for the year, compared to the same period last year.

         Other factors which management believes will have favorable impacts on future hotel revenues are the recent merger between Hilton Hotels Corporation and Promus Hotel Corporation and the recently announced merger agreement between Bristol and Bass plc.

         The Hilton/Promus merger, which was completed in November 1999, should provide stability and focus for the Embassy Suites and Doubletree brands. In addition, the Promus brands should benefit from the distribution of the Hilton brands in the United States and worldwide, cross-selling through the larger Hilton/Promus reservation system and the addition of Hilton's HHonors(R) frequent traveler and loyalty program to the Company's Embassy Suites and Doubletree hotels.

         The proposed Bass/Bristol merger will serve to match the management of the Company's Bass branded hotels with the brand owner, which management expects to be beneficial to the development and strengthening of these brands and should help strengthen the Company's relationship with the brand owner.

DJONT - ACTUAL

    Comparison of the Years Ended December 31, 1999 and 1998

         Total revenues increased to $797.6 million in the twelve months ended December 31, 1999, from $749.5 million in the same period of 1998, an increase of 6.4%. Total revenues consisted primarily of room and suite revenue of $649.3 million and $618.1 million in the twelve months of 1999 and 1998, respectively.

         The increase in total revenues is primarily a result of the acquisition of twelve additional hotels in 1998. Room and suite revenues from the these 12 hotels, for the twelve months ended December 31, 1999 over 1998, increased 1.9% or $10.6 million. The room and suite revenue for the 73 hotels which were leased for all of 1999 and 1998, increased $11.6 million as a result of an increase in ADR of $1.81, with a slight decrease in Occupancy of 0.1%.

         The Embassy Suites and Doubletree branded hotels, collectively 74 hotels, should benefit from the recently completed merger between Hilton Hotels Corporation and Promus Hotel corporation (the brand manager for all but two of DJONT's Embassy Suites and Doubletree hotels). Hilton's upscale hotel experience and integration into Hilton's central reservation system, marketing infrastructure and frequent stay program have the potential to drive both incremental occupancy and rate.

         DJONT's income before Percentage Lease rent decreased as a percentage of total revenues from 38.8% in the twelve months ended December 31, 1998 to 37.9% in the twelve months ended December 31, 1999. For the twelve months ended December 31, 1999, DJONT incurred losses of $4.9 million. This was largely due to higher labor costs and related payroll benefits, increased reservation costs, and increased fees related to the former Crown Sterling Suite hotels.

         Percentage lease expense remained relatively constant as a percentage of total revenue in 1999 and 1998.

    Comparison of the Years Ended December 31, 1998 and 1997

         Total revenues increased to $749.5 million in 1998 from $534.5 million in 1997, an increase of 40.2%. Total revenues consisted primarily of suite revenue of $ 618.1 million and $456.6 million in 1998 and 1997, respectively. Percentage lease expenses as a percentage of total revenue increased.

         The increase in total revenues is primarily a result of the increase in the number of hotels leased to 86 hotels at December 31, 1998 from 73 hotels at December 31, 1997. Suite revenues for the 43 hotels which were leased for all of 1998 and 1997 increased 8.0% or $19.3 million. The increase in revenues at these hotels is due primarily to improved average daily room rates of $122.33 for the year ended December 31, 1998, as compared to $114.77 for the year ended December 31, 1997.

         DJONT recorded a net income of $844,000 in 1998 compared to a net loss of $2.7 million in 1997. This improvement in operating performance is primarily attributed to improved profitability of food and beverage operations for DJONT and a decrease in percentage lease expenses as a percentage of total revenue.

         Food and beverage profits increased to 1.6% of total revenue in 1998 from 0.3% in 1997, an increase of $10.2 million. This change is attributed to the increased number of hotels leased by DJONT which have a greater emphasis on food and beverage than the traditional Embassy Suites hotel. Food and beverage revenue, as a percentage of total revenue, increased to 10.4% in 1998 compared to 6.5% in 1997.

         Percentage lease expenses as a percentage of total revenue decreased to 39% from 41%. A portion of this change is attributed to the increase in food and beverage revenues, as a percentage of total revenues, which bear a lower percentage rent than room revenues.

RENOVATIONS, REDEVELOPMENTS AND REBRANDINGS

         The Company has historically differentiated itself from many of its competitors by:

         o the practice of upgrading, renovating and/or redeveloping most of its acquired hotels to enhance their competitive position, and, in certain instances, rebranding them to improve their revenue generating capacity; and

         o the ongoing program for the maintenance of the Company's upgraded hotel assets, which includes:

                  o the contribution of at least 4% of annual room and suite revenue for the DJONT hotels, and 3% of total annual hotel revenue for the Bristol hotels, for routine capital replacements and improvements; and

                  o ensuring the Lessees' adherence to a maintenance and repair program amounting to approximately 4.5% of annual hotel revenues.

     Renovation and Redevelopment Program

         The Company has demonstrated its ability to successfully execute renovations. Its renovation and rebranding of the 18 Crown Sterling Suites hotels, which were acquired during 1996 and 1997, achieved an overall RevPAR increase of 34.1% between 1996 and 1999. During 1998 and 1999, an aggregate of approximately $442 million in capital improvements were made to the Company's hotels, with approximately 3% of total hotel room nights being lost due to renovation in 1998 and 2% in 1999. During 2000, the Company currently expects to spend approximately $15 million on the renovation of 28 hotels, approximately $42 million to complete renovations started in 1999 at 28 hotels, and approximately $40 million for other capital expenditures. The Company is currently reviewing the feasibility of undertaking between $4 and $20 million of additional renovations and room additions during 2000. The Company currently expects an insignificant number of room nights to be lost during 2000 as a result of renovations. By the end of 2000, the Company will have spent nearly $650 million since 1994 on renovations and other capital expenditures to its hotel portfolio, which should limit the need for future renovation expenditures primarily to those necessary to maintain the hotels in their upgraded condition.

         The largest single renovation project completed during 1999 was the Allerton Crowne Plaza in Chicago, which was partially reopened in July 1999, after having been closed for more than a year. This project has received numerous awards, including Lodging Hospitality magazine's Year's Best Design competition in two categories, Bass Hotels & Resorts 1999 Newcomer of the Year award, and Chicago's Greater North Michigan Avenue Association 1999 Avenue Enhancement award.

     Rebranding

         In 1998 and 1999, the Company re-branded 24 hotels as follows:


 NEW BRAND                   PRIOR BRAND                        LOCATION
 ---------                   -----------                        --------

Crowne Plaza                Holiday Inn                     Hartford, Connecticut
Crowne Plaza                Holiday Inn                     San Francisco, California
Crowne Plaza                Hilton                          Secaucus, New Jersey
Crowne Plaza                Holiday Inn                     Houston, Texas
Crowne Plaza                Holiday Inn Select              Greenville, South Carolina
Crowne Plaza                Holiday Inn Select              Miami, Florida
Crowne Plaza                Holiday Inn Select              Philadelphia, Pennsylvania
Crowne Plaza                Harvey Hotel                    Atlanta, Georgia
Crowne Plaza                Harvey Hotel                    Dallas, Texas
Crowne Plaza                Harvey Hotel                    Addison, Texas
Crowne Plaza                Holiday Inn Select              Irvine, California
Crowne Plaza                Holiday Inn                     San Jose, California
Crowne Plaza                Independent                     Chicago, Illinois
Crowne Plaza                Holiday Inn                     Omaha, Nebraska
Crowne Plaza Suites         Bristol Suites                  Dallas, Texas
Doubletree                  Radisson                        Wilmington, Delaware
Embassy Suites              Doubletree Guest Suites         Bloomington, Minnesota
Embassy Suites              Doubletree Guest Suites         Dallas, Texas
Holiday Inn & Suites        Harvey Suites                   Houston, Texas
Independent                 Embassy Suites                  Beaver Creek, Colorado
Sheraton                    Radisson                        Dallas, Texas
Sheraton Suites             Doubletree Guest Suites         Lexington, Kentucky
Sheraton Suites             Doubletree Guest Suites         Ft. Lauderdale, Florida
Westin                      Sheraton                        Dallas, Texas

         On January 1, 2000, two hotels were converted from Doubletree Guest Suites hotels to the Embassy Suites brand. They are located in Troy, Michigan, and near the Baltimore/Washington International Airport in Linthicum, Maryland.

     Room Additions

         During 1998, the Company completed construction of an aggregate of 224 suites at its Embassy Suites hotels in Jacksonville (67) and Orlando (North)
(67), Florida, and New Orleans (90), Louisiana. In early 2000, the Company expects to complete construction on a 90 room addition to its Doubletree hotel in Wilmington, Delaware.

     Capital Reserve

         It is the Company's policy to contribute a minimum of 4% of room and suite revenue from the DJONT leased hotels and 3% of total hotel revenue from the Bristol leased hotels to a capital reserve account in order to provide funds for necessary ongoing capital replacements and improvements. During 1999, approximately $49.3 million was spent on such replacements and improvements (which is in addition to the $161 million spent under the Renovation and Redevelopment Program described above).

     Repairs and Maintenance

         During the year ended December 31, 1999, approximately $38.5 million and $32.7 million were spent by the Lessees on routine repairs and maintenance at the Hotels leased by DJONT and Bristol, respectively. This represents approximately 4.6% of total hotel revenues.

LIQUIDITY AND CAPITAL RESOURCES

         FelCor's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the year ended December 31, 1999, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $282.4 million and Funds From Operations was $286.9 million.

         The Lessees' obligations under the Percentage Leases are largely unsecured. The Lessees have limited capital resources and, accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels. At December 31, 1999, the Lessees had paid all amounts then due the Company under the Percentage Leases.

         DJONT recorded a net loss of $4.9 million for the year ended December 31, 1999. Because of the current year loss and losses in prior years, DJONT's accumulated deficit totaled $13.1 million at December 31, 1999. The losses in the current year are attributed to weaker than anticipated revenues in 1999 and lower operating margins. A significant portion of prior year losses are attributable to the operation of hotels during periods of substantial renovation.

         Management anticipates modest revenue growth at the DJONT hotels during 2000, which may result in additional operating losses. Management anticipates that DJONT will be able to generate profits over the next five years and to significantly reduce the accumulated deficit, as a result of the planned rebranding of one of its hotels, the elimination of certain expenses, and Percentage Leases that expire and are expected to be renewed with more favorable terms at the time of their expiration. Management believes that the loan commitments from certain entities owning interests in DJONT and the managers of certain hotels, aggregating approximately $17.3 million, and improvements in operating margins will be sufficient to enable DJONT to continue to make necessary payments when due. It is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive net worth equity is restored. The Company deems DJONT to be a viable going concern and, as such, no adjustments are required to the accompanying financial statements.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases. As an additional credit enhancement, the Bristol Lessees obtained a letter of credit (the "Letter of Credit") issued by Bankers Trust Company for the benefit of the Company in the original amount of $20 million. This Letter of Credit is subject to periodic reductions upon satisfaction of certain conditions and at December 31, 1999 was in the amount of $9.1 million. According to Bristol's earnings release dated February 1, 2000, for the years ended December 31, 1999 and 1998, Bristol had net income of $8.2 million and $2.6 million, respectively, and a shareholder's equity of $43.1 million at December 31, 1999.

         The Company may incur indebtedness to make property acquisitions, to purchase shares of its capital stock or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient for such purposes. At December 31, 1999, the Company had $36.1 million of cash and cash equivalents and had utilized $664 million under its $850 million revolving Line of Credit.

         The following details the Company's debt outstanding at December 31, 1999 and 1998 (in thousands):


                                                                                                               DECEMBER 31,
                                                                                                        ---------------------------
                                    COLLATERAL          INTEREST RATE        MATURITY DATE                 1999             1998
                                    ----------          -------------        -------------              -----------      ----------
FLOATING RATE DEBT:
  Line of credit                       (a)              LIBOR + 163bp        June 2001                  $   351,000      $  411,000
  Senior term loan                     (a)              LIBOR + 250bp        March 2004                     250,000
  Term loan                         Unsecured           LIBOR + 150bp        December 1999                                  250,000
  Mortgage debt                      3 hotels           LIBOR + 200bp        February 2003                   62,553
  Other                             Unsecured        Up to LIBOR + 200bp     Various                         32,282          34,750
                                                                                                         ----------      ----------
Total floating rate debt                                                                                    695,835         695,750
                                                                                                         ----------      ----------

FIXED RATE DEBT:
  Line of credit - swapped             (a)               7.17 - 7.56%        March 2000- 2001               313,000         325,000
  Publicly-traded term notes           (a)                  7.38%            October 2004                   174,377         174,249
  Publicly-traded term notes           (a)                  7.63%            October 2007                   124,221         124,122
  Mortgage debt                     15 hotels               7.24%            November 2022                  142,542         145,062
  Senior term loan - swapped           (a)                  8.30%            March 2000-2004                125,000
  Mortgage debt                      3 hotels               6.97%            December 2002                                   43,836
  Mortgage debt                      7 hotels               7.54%            April 2009                      99,075
  Mortgage debt                      6 hotels               7.55%            June 2009                       74,483
  Other                             13 hotels           6.96% - 7.23%        2000 - 2005                     85,421          86,715
                                                                                                         ----------      ----------
Total fixed rate debt                                                                                     1,138,119         898,984
                                                                                                         ----------      ----------
         Total debt                                                                                      $1,833,954      $1,594,734
                                                                                                         ==========      ==========

--------------------
(a) Collateralized by stock and partnership interests in certain subsidiaries of FelCor.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 1999, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Senior Term Loan. Most of the mortgage debt is nonrecourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance, or defeasance obligations.

         To provide for additional financing flexibility, the Company has approximately $946 million of Common Stock, Preferred Stock, debt securities, and/or Common Stock warrants available for offerings under shelf registration statements previously declared effective.

         On September 3, 1999, FelCor announced that its Board of Directors had authorized the Company to repurchase up to $100 million of its outstanding common shares. At December 31, 1999, the Company had completed the repurchase of approximately 5.8 million common shares at a cost of approximately $98.4 million, which has been recorded as treasury stock.

         On January 4, 2000, FelCor announced that its Board of Directors had approved a $200 million increase to the existing $100 million stock repurchase program, authorizing the Company to purchase up to an aggregate of $300 million of its outstanding common shares. Through March 15, 2000, the Company had purchased an aggregate of 7.8 million common shares at an aggregate cost of approximately $137.3 million.

         The Company's $75.4 million in cash flow used in financing activities for the year ended December 31, 1999, relates primarily to the repurchase of approximately 5.8 million shares of FelCor's Common Stock for approximately $98.4 million and distributions aggregating $206.8 million. These expenditures were partially offset by net borrowings by the Company of $229.8 million during the year.

Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk exposure is to changes in interest rates on its floating rate debt. The Company manages the risk of increasing interest rates on its floating rate debt through the use of interest rate swaps, which effectively convert variable rate debt to a fixed rate, by locking the interest rates paid. The Company had entered into interest rate swap contracts relating to debt of $438 million at December 31, 1999.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at December 31, 1999, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 1999. The Fair Value of the Company's fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements which could have been borrowed at December 31, 1999 at then current market interest rates. The Fair Value of the Company's variable to fixed interest rate swaps indicates the estimated amount that would have been received by the Company had they been sold at December 31, 1999.

                             EXPECTED MATURITY DATE
                                 (IN THOUSANDS)



                                 2000         2001        2002        2003        2004      THEREAFTER       TOTAL        FAIR VALUE
                                 ----         ----        ----        ----        ----      ----------     ---------      ----------
LIABILITIES
Debt:
   Fixed rate                  $ 10,332     $ 19,878     $8,836    $ 30,355     $183,684    $ 447,034     $  700,119     $  567,603
      Average interest rate        7.90%        9.52%      7.88%       7.57%        7.41%        7.66%
   Variable rate               $ 32,276     $664,711     $  785    $ 60,413     $375,000    $     650     $1,133,835     $1,133,835
      Average interest rate        7.55%        8.76%      9.38%       9.25%        9.01%        9.30%

INTEREST RATE
DERIVATIVES
Interest rate swaps:
   Variable to fixed           $188,000     $125,000     $   --    $125,000           --           --     $  438,000     $    6,292
      Average pay rate             5.31%        5.72%      5.80%       5.80%
      Average receive rate         5.83%        5.83%      5.83%       5.83%

         Swap contracts, such as those described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

REIT MODERNIZATION ACT

         On December 17, 1999, the provisions of the REIT Modernization Act became law. These provisions, among other things, will reduce the distribution requirement for REITs from 95% of taxable income to 90% of taxable income, effective January 1, 2001.

         In addition, these provisions will allow REITs, subject to certain limitations, to own (directly or indirectly) up to 100% of the stock of a taxable REIT subsidiary ("TRS") that can engage in businesses previously prohibited to a REIT. In particular, these provisions will permit a hotel REIT to own a TRS that can lease hotels from its parent hotel REIT, rather than requiring the lessee to be a separate, unaffiliated party. However, hotels leased to a TRS will still have to be managed by an unaffiliated third party. The provisions are complex and impose several conditions on the use of a TRS, generally to assure that the TRS is subject to an appropriate level of corporate taxation. Further, no more than 20% of a REIT's assets may consist of non-qualifying assets, including securities of a TRS and other taxable subsidiaries. These provisions also go into effect on January 1, 2001. However, a taxable subsidiary in existence on July 12, 1999, such as Kingston Plantation Development Corp. ("KPDC"), a corporation of which the Company owns 100% of the nonvoting stock, representing 97% of the value of KPDC's outstanding stock, will be grandfathered unless and until (1) it engages in a new line of business or acquires a substantial new asset or (2) the related REIT acquires additional stock in the taxable subsidiary. Such existing taxable subsidiaries can be converted into TRS's on a tax-free basis at any time before January 1, 2004. As a result of these provisions, FelCor will be able to form a TRS to serve as the lessee for any hotels it acquires after the effective date. Any "profit" from leases held by the TRS, after payment of the applicable corporate tax, will be available for distribution to the REIT. FelCor is currently considering formation of a TRS to acquire the Lessees or all or a portion of their existing Hotel leases. However, numerous issues and potential conflicts of interest will need to be resolved to do so, and there can be no assurance that the Company will ultimately acquire any of the existing leases through a TRS.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Portions of this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. A number of important factors which, among others, could adversely affect the ability of the Company to meet its current expectations are disclosed in conjunction with the forward- looking statements and under "Cautionary Factors That May Affect Future Results" in Item 1 of this Annual Report on Form 10-K ("Cautionary Statements"). Subsequent written and oral forward-looking statements made by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" which deferred the effective date of FAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that, upon implementation, FAS 133 will not have a material impact on the financial statements of the Company.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 requires that a lessor not recognize contingent rental income until annual specified thresholds have been achieved by the lessee. During 1999, the Company's leases had quarterly, rather than annual, specified rental thresholds and the Company recognized contingent rentals earned in each quarter pursuant to the Percentage Lease terms. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 will not materially impact the Company's revenue recognition on an interim basis in 2000, since a significant majority of the Percentage Leases contain quarterly specified thresholds. SAB 101 will not impact the Company's revenue recognition on an annual basis given the Company maintains only calendar year leases. SAB 101 will have no impact on the Company's interim or annual cash flow from the Lessees, and therefore on its ability to pay dividends.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to FelCor is incorporated herein by reference to the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources - Quantitative and Qualitative Disclosures About Market Risk"contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Included herein beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The board of directors has ten members, at least six of whom are not officers or employees of the Company or the Lessees (Independent Directors). The board of directors is divided into three classes who serve staggered three-year terms with the term of each director expiring at the annual meeting of shareholders held three years after his election.

         The directors and executive officers are as follows:


                                                                                          YEAR
                                                                                          FIRST                    TERM
              NAME                                    POSITION                           ELECTED     CLASS        EXPIRES
              ----                                    --------                           -------     -----        -------
Donald J. McNamara............... Chairman of the Board                                    1998     Class II       2002
Thomas J. Corcoran, Jr........... President and Chief Executive Officer,                   1994     Class II       2002
                                       Director
Richard S. Ellwood............... Independent Director                                     1994     Class III      2000 (1)
Richard O. Jacobson.............. Independent Director                                     1994     Class III      2000 (1)

Charles A. Ledsinger, Jr......... Independent Director                                     1997     Class I        2001
Robert H. Lutz, Jr............... Independent Director                                     1998     Class I        2001
Charles N. Mathewson............. Director                                                 1994     Class III      2000 (1)

Thomas A. McChristy.............. Independent Director                                     1994     Class II       2002
Richard C. North................. Director                                                 1998     Class II       2002
Michael D. Rose.................. Independent Director                                     1998     Class I        2001
Lawrence D. Robinson............. Senior Vice President, General Counsel                   1996
                                       and Secretary
William P. Stadler............... Senior Vice President, Director of                       1995
                                       Corporate Acquisitions
Jack Eslick...................... Senior Vice President, Director of Asset                 1996
                                       Management
June H. McCutchen................ Senior Vice President, Director of                       1995
                                       Design and Construction
Larry J. Mundy................... Senior Vice President, Director of Hotel                 1998
                                       Acquisitions
Andrew J. Welch.................. Vice President and Treasurer                             1998
Lester C. Johnson................ Vice President and Controller                            1995

-------------
(1) Nominated for reelection at the Company's 2000 annual meeting of shareholders; if reelected, such director's term would continue until 2003.

         Donald J. McNamara (age 47) Mr. McNamara was the Chairman of the Board of Bristol Hotel Company from November 1994 until its merger into FelCor in July 1998. Since the Merger, he has served as Chairman of the Board of FelCor. Mr. McNamara previously served as a director of FelCor from July 1994 until November 1997. He is also the Chairman of The Hampstead Group, a private equity real estate investment company, and is an affiliate of certain partnerships owning, in the aggregate, approximately 39.9% of the outstanding common stock of Bristol and approximately 17.3% of FelCor's outstanding Common Stock.

         Thomas J. Corcoran, Jr. (age 51) Mr. Corcoran is the President and Chief Executive Officer of FelCor and has served in that capacity since its formation in 1994. From 1991 to 1994, Mr. Corcoran held the same positions with the general partner of the partnerships that were merged into FelCor at its formation. From October 1990 to December 1991, he served as the Chairman, President and Chief Executive Officer of Fiesta Foods, Inc., a manufacturer of tortilla chips and taco shells. From 1979 to 1990, Mr. Corcoran held various positions with ShowBiz Pizza Time, Inc. (now CEC Entertainment, Inc.), an operator and franchisor of family entertainment center/pizza restaurants, and with Integra -- A Hotel and Restaurant Company (Formerly Brock Hotel Corporation). He served as the President and Chief Executive Officer of Integra from 1986 to 1990.

         Richard S. Ellwood (age 68) Mr. Ellwood, a director of FelCor since its formation in 1994, is the founder and President of R.S. Ellwood & Co., Inc., a real estate investment banking firm which was organized in 1987. Prior to 1987, as an investment banker, Mr. Ellwood was elected successively in 1963 a vice president of Morgan Guaranty Trust Company, in 1968 a general partner of White Weld & Co., in 1978 a managing director of Warburg Paribas Becker, Incorporated and in 1984 a managing director and senior banker of Merrill Lynch Capital Markets. Mr. Ellwood has extensive experience in hotel financing. He was a founder of Hotel Investors Trust, a REIT, and served as a trustee from 1970 until its merger with another REIT in 1987. He is currently a director of Apartment Investment and Management Company and Florida East Coast Industries, Inc.

         Richard O. Jacobson (age 63) Mr. Jacobson has served as a director of FelCor since its formation in 1994 and is the Chairman of the Board of Jacobson Warehouse Company, Inc., a privately held warehouse company with facilities in 30 locations in eight states, which Mr. Jacobson founded 32 years ago. He is also Chairman of the Board of Jacobson Transportation Company, Inc., a truckload common carrier with authority to operate in the United States (48 states) and Canada. Mr. Jacobson is a member of the boards of directors of Atrion Corporation, Firstar Bank Des Moines, N.A., Firstar Bank of Iowa, N.A. and Heartland Express, Inc.

         Charles A. Ledsinger, Jr. (age 50) Mr. Ledsinger has served as director of FelCor since November 1997. Mr. Ledsinger became the President and Chief Executive Officer of Choice Hotels International in August 1998. Prior to that time, Mr. Ledsinger served as Senior Vice President and Chief Financial Officer of St. Joe Corporation from May 1997 until his election as President and Chief Operating Officer of that corporation in February 1998. From June 1995 until May 1997, Mr. Ledsinger was Senior Vice President and Chief Financial Officer of Harrah's Entertainment, Inc. For more than three years prior to that, Mr. Ledsinger served as Senior Vice President and Chief Financial Officer of The Promus Companies Incorporated, the former parent of Harrah's Entertainment, Inc. He is also a director of Choice Hotels International, TBC Corporation and Friendly Ice Cream Corporation. He is a past co-chairman of the Real Estate Financial Advisory Council of the American Hotel and Motel Association.

         Robert H. Lutz, Jr. (age 50) Mr. Lutz served as a director of Bristol from December 1995 until its merger into FelCor in July 1998, and has served as a director of FelCor since that time. Since 1994, Mr. Lutz has been the Chairman and Chief Executive Officer, and is a member of the executive committee, of Amresco, Inc., a financial services company. From 1991 to 1994, Mr. Lutz served as President and Chief Operating Officer of Balcor/Allegiance Realty Group, a subsidiary of the American Express Company engaged in real estate ownership and management.

         Charles N. Mathewson (age 71) Mr. Mathewson has served as a director of FelCor since its formation in 1994. Additionally, Mr. Mathewson has served, for more than the past five years, in various positions with International Game Technology (IGT), a company engaged in the design and manufacture of microprocessor based gaming products and gaming monitoring systems. Mr. Mathewson joined IGT's Board of Directors in 1985 and, in February 1986, he became the Chairman of the Board. In December 1986, he also became the President and Chief Executive Officer of IGT. In February 1988, he resumed his position as Chairman of the Board and Chief Executive Officer of IGT. Mr. Mathewson is also a member of the board of directors of Baron Asset Fund.

         Thomas A. McChristy (age 73) Mr. McChristy has served as director of FelCor since its formation in 1994. He was the President of T.A. McChristy Co., Inc., a real estate investment company from 1957 to 1996. Mr. McChristy also served as the President and Chief Operating Officer of Syntech International, Inc., a lottery systems and equipment manufacturing company, from 1986 to 1988 and as its Chief Executive Officer from 1989 to 1992.

         Richard C. North (age 50) Mr. North served as director of Bristol from 1997 until its merger into FelCor in July 1998, and has served as a director of FelCor since that time. Mr. North has been the Group Finance Director of Bass plc since 1994. Bass plc is the parent of Bass Hotels & Resorts, Inc., which operates or franchises more than 2,700 hotels in more than 75 countries under various brands, including Crowne Plaza and Holiday Inn. Prior to 1994, Mr. North served as the Group Finance Director of The Burton Group. Subsidiaries of Bass plc beneficially own approximately 49.6% of the stock of Bristol and have announced a definitive merger agreement pursuant to which they expect to acquire the remaining shares of Bristol during April 1999. Subsidiaries of Bass also own approximately 8.8% of FelCor's outstanding Common Stock. In addition, subsidiaries of Bass plc also own an aggregate of 4,713,185 Units of limited partner interest in the Operating Partnership. Under certain circumstances, these Units may be redeemed for a like number of shares of FelCor Common Stock. If so redeemed, Bass and its affiliates would own approximately 16.0% of FelCor's Common Stock.

         Michael D. Rose (age 58) Mr. Rose has served as a director of FelCor since July 1998. He served as the Chairman of the Board of Promus from April 1995 through December 1997 and, thereafter, as a director until December 1998. Mr. Rose served as Chairman of the Board of Harrah's Entertainment, Inc. from June 1995 until his retirement as of December 31, 1996. He also served as Chairman of the Board of The Promus Companies Incorporated from November 1989 through June 1995 and as Chief Executive Officer of that company from November 1989 to April 1994. Mr. Rose is also a director of Ashland, Inc., First Tennessee National Corporation, General Mills, Inc., Stein Mart, Inc., Resortquest International, Inc. and Darden Restaurants, Inc.

         Lawrence D. Robinson (age 56) Mr. Robinson has served as the Senior Vice President, General Counsel and Secretary of FelCor since May 1996. From 1972 to 1989, Mr. Robinson was a partner in the Kansas City-based law firm of Stinson, Mag & Fizzell, for which he founded and managed a Dallas, Texas office from 1982 to 1989. From 1989 through April 1996, Mr. Robinson was a partner in the Houston-based law firm of Bracewell & Patterson, L.L.P., where he served as the managing partner of its Dallas office until 1992, as the head of that office's corporate and securities law section and as chairman of its firmwide hospitality group.

         William P. Stadler (age 45) Mr. Stadler began his employment with FelCor in July 1995 as Vice President, Director of Acquisition and Development. On January 14, 1998, Mr. Stadler was promoted to Senior Vice President, Director of Corporate Acquisitions. Mr. Stadler has more than 17 years of experience in hotel acquisition and development, having served as Vice President Development for Coastal Hotel Group from 1994 until he joined FelCor in 1995, as Vice President-Development for Embassy Suites, Inc. from 1992 to 1994, as Senior Vice President-Development for Landmark Hotels, Inc. from 1989 to 1991 and as Vice President- Development for Marriott Corporation form 1985 to 1989.

         Jack Eslick (age 48) Mr. Eslick Joined FelCor in April 1996 as its Vice President, Director of Asset Management. He was named Senior Vice President, Director of Asset Management in 1998. Mr. Eslick has more than 20 years experience in hotel operations. From April 1991 until he joined FelCor, Mr. Eslick served as Vice President of Operations of Promus, where he had direct responsibility for all operations in a region that grew from 14 hotels to 26 hotels. Prior to April 1991, he served in various capacities with Holiday Inns, Inc., including serving as general manager of various hotels and as a Regional Director of Operations.

         June H. McCutchen (age 44) Ms. McCutchen joined FelCor in October 1995 as Vice President, Director of Design and Construction, and was named Senior Vice President, Director of Design and Construction in 1998. Prior to her engagement by FelCor, she was an Account Executive for Hospitality Restoration & Builders, Inc. From 1992 to 1994 she was Project Manager for American General Hospitality, Inc. where she managed all capital improvement work for more than 35 properties. Prior to 1992, Ms. McCutchen was Project Manager for Hilton Hotels, Inc. from 1987 to 1992, and prior to 1987, she served as design coordinator and purchasing manager for Embassy Suites, Inc.

         Larry J. Mundy (age 49) Mr. Mundy joined FelCor in January 1998 and is the Senior Vice President, Director of Hotel Acquisitions. From 1995 until he joined FelCor, he was Vice President of Franchise Development for Motel 6. From 1987 to 1995, he was Vice President of Development in the South/Southeast for Hilton Hotels and prior to 1987 he served as corporate counsel for Residence Inns and Embassy Suites.

         Andrew J. Welch (age 38) Mr. Welch joined FelCor in July 1998 and is the Company's Vice President and Treasurer. Prior to joining FelCor, Mr. Welch had served as Vice President and Treasurer of Bristol Hotel Company from August 1997. Prior to joining Bristol, Mr. Welch was responsible for originating investment banking and corporate banking business for Bank of America, N.A. from October 1991 to August 1997, Citibank, N.A., from January 1990 to October 1991, and NationsBank, N.A., from May 1984 to January 1990.

         Lester C. Johnson (age 47) Mr. Johnson joined FelCor in September 1995 as its Vice President and Controller. Prior to joining FelCor, Mr. Johnson held various positions with Integra -- A Hotel and Restaurant Company and Show Biz Pizza Time, Inc. (now CEC Entertainment, Inc.) from 1981 to 1995. He served as the Vice President and Controller of Integra from 1991 to 1995.

         In addition to the executive officers, Hervey A. Feldman, the founding Chairman of the Board of FelCor, serves as the Chairman Emeritus of FelCor, a position he has held since his retirement from the board of directors in July 1998. In his capacity as Chairman Emeritus, Mr. Feldman is an honorary non-voting member of the board of directors who is entitled to attend meetings of the board, although his presence or absence from a meeting is not considered for purposes of determining a quorum of the board of directors. We expect that Mr. Feldman will be available from time to time to consult with the board of directors and senior management on significant strategic and other corporate matters. Mr. Feldman spent over 25 years in the hotel industry, including serving in various management positions with Embassy Suites, Inc., Brock Hotel Corporation, Holiday Inns, Inc. and Brock Residence Inns, Inc.

TERMS OF OFFICE AND RELATIONSHIPS

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

         There are no family relationships among any of the directors or executive officers of the Company. Except as described above, none of the Company's directors hold directorships in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") or pursuant to Section 15 (d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. There are no arrangements or understandings between any nominee for election as a director or officer and any other person pursuant to which that director was nominated or officer was selected.

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

         Based solely on a review of the copies furnished to the Company and representations from the officers and directors, the Company believes that all
Section 16(a) filing requirements for the year ended December 31, 1999 applicable to its officers, directors and greater than ten percent (10%) beneficial owners were satisfied, except that Robert H. Lutz, Jr. filed one late Form 4 report reflecting a single purchase of Common Stock.

         Based on written representations from the officers and directors, the Company believes that no Forms 5 for directors, officers and greater than ten percent (10%) beneficial owners were required to be filed with the SEC for the period ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information, for the fiscal years ended December 31, 1999, 1998 and 1997, regarding the compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers ("Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                    ANNUAL COMPENSATION                     COMPENSATION
                                         ----------------------------------------    ----------------------------
                                                                                                       SECURITIES
                                                                     OTHER ANNUAL     RESTRICTED       UNDERLYING      ALL OTHER
                                                                     COMPENSATION        STOCK          OPTIONS/      COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR    SALARY ($)   BONUS ($)          ($)         AWARDS($)(1)        SARS(#)         ($)(4)
---------------------------      ----    ----------   ---------      ------------    ------------      -----------      -------
Thomas J. Corcoran, Jr........  1999       325,000       None            None             None             None          15,000
   President and Chief          1998       250,000     150,000           None             None          324,953          15,000
   Executive Officer            1997       200,000     250,000           None          525,000 (2)      201,000          14,250

Lawrence D. Robinson..........  1999       225,000      50,000           None             None             None          15,000
   Senior Vice President        1998       175,000      95,000           None             None          137,262          15,000
   General Counsel              1997       115,500      27,500           None           87,500 (3)       70,000            None

William P. Stadler ...........  1999       175,000      50,000           None             None             None          15,000
   Vice President, Director     1998       150,000     151,250           None             None           64,256          15,000
    of New Development          1997        99,383     115,000           None             None           25,000            None

Jack Eslick...................  1999       180,000      50,000           None             None             None          15,000
   Senior Vice President        1998       150,000      70,000           None             None           66,564          15,000
   Director of Asset Management 1997       111,800      72,000           None             None           25,000           9,500

June H. McCutchen.............  1999       150,000      62,120           None             None             None          15,000
   Senior Vice President, Direct1998       100,000     112,472           None             None           44,804          15,000
   of Design and Construction   1997        70,000      94,723           None             None           25,000           5,400

---------------------------
(1) There were no shares of restricted stock awarded in the 1999 fiscal year. Holders of restricted stock are entitled to vote and receive dividends on such shares from the date of grant. The amount reported in this table represents the market value of the shares awarded on the date of grant, determined by the closing price of the Common Stock on such date, without giving effect to the diminution of value attributable to the restrictions on such stock. As of December 31, 1999, the aggregate unvested restricted stock holdings by the Named Executive Officers consisted of 19,400 shares as set forth below, with a then current aggregate market value, determined in the same manner as of December 31, 1999, of $339,500, as follows: Mr. Corcoran 12,600 shares, ($220,500 value); Mr. Robinson 6,300 shares, ($110,250 value); and Mr. Stadler 500 shares, ($8,750 value).

(2) Represents an award of 15,000 shares of restricted stock on February 19, 1997 which become vested over a five-year period at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $35.00 per share.

(3) Represents an award of 2,500 shares of restricted stock on February 19, 1997 which becomes vested over a five-year period at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $35.00 per share.

(4) These amounts represent the Company's contributions to the Company's employee savings and investment plan in the amount of up to $15,000 to each executive officer. The executive officers receive health and disability insurance benefits which do not exceed 10% of their respective salaries. These benefits are also made available to other employees of the Company.

Option Grants

         There were no grants of stock options to the Company's named executive officers during the 1999 fiscal year. No stock appreciation rights ("SARs") were granted during the 1999 fiscal year.

         The unexpired stock options to purchase the Company's Common Stock held by named executive officers of the Company at December 31, 1999 are summarized in the following table:

                          FISCAL YEAR END OPTION VALUES


                                                      Number of Securities
                                                      Underlying Unexercised                Value of Unexercised
                                                             Options at                   In-the-Money Options at
                                                          December 31, 1999                 December 31, 1999(1)
                                                     --------------------------          --------------------------
                     Name                            Exercisable  Unexercisable          Exercisable  Unexercisable
                     ----                            -----------  -------------          -----------  -------------
Thomas J. Corcoran, Jr.......................          150,000       324,953                 $0            $0
Lawrence D. Robinson.........................                0       137,262                  0             0
William P. Stadler...........................                0        64,256                  0             0
Jack Eslick..................................                0        66,564                  0             0
June H. McCutchen............................                0        44,804                  0             0

---------------------------
(1) The option exercise price for all outstanding options exceeded the closing price for the Common Stock on the New York Stock Exchange on December 31, 1999, which was $17.50 per share.

Employment Arrangements

         FelCor has entered into an employment agreement with Mr. Corcoran that continues in effect until December 31, 2000 and automatically renews for successive one-year terms, unless otherwise terminated. Under this agreement, Mr. Corcoran serves as the President and Chief Executive Officer of FelCor. The agreement provides that Mr. Corcoran be paid a salary of not less than $120,000 per year and that a comprehensive medical plan be maintained for the benefit of Mr. Corcoran and his dependents. None of the other officers of FelCor has an employment agreement.

         FelCor has entered into change in control and severance agreements with each of its executive officers and certain other key employees. Each of these agreements extend until December 31, 2000, and automatically renews for successive one-year terms unless terminated. In the event of a potential change in control, each covered employee agrees to remain in the employ of FelCor until the earlier of one following the "potential change in control" or six months following an actual "change in control." "Change in control" is defined to include (i) the acquisition of 35% of more of FelCor's voting stock by any person or group, (ii) a change in a majority of the board of director not approved by existing directors, (iii) a merger in which existing stockholders of FelCor would own less than 65% of the surviving corporation's voting stock (but excluding transactions which are the functional equivalent of an asset acquisition by FelCor and in which there is no change in its senior management), and (iv) the adoption of a plan for the liquidation, sale or other disposition (excluding leases in the ordinary course of business) of all or substantially all of FelCor's assets. Following a "change in control," if a covered employee's employment is terminated by FelCor other than for disability, retirement, or "cause" (or by the employee for "good reason"), then the employee will be entitled to (i) the immediate vesting of all stock options, awards of restricted stock and other benefits previously awarded or credited to his account and (ii) a lump sum severance payment of between 2.99 and 0.5 times the employee's average total annual compensation over the past three years. FelCor will be required to "gross-up" the severance payment to cover excise taxes on the benefits, thereby providing such benefits to the employee on a net basis, after payment of any such excise taxes.

         FelCor maintains a 401(k) Plan, health insurance and other benefits generally available to all employees. During 1998 FelCor adopted a deferred compensation plan that is available only to directors and employees making in excess of $100,000 per year. FelCor makes no matching or other contributions to this plan, other than the payment of its operating and administrative expenses.

Director Compensation

         In lieu of cash compensation for their services, FelCor will issue to each director, except as described below, that number of shares of FelCor Common Stock determined by dividing (i) the sum of $35,000 plus, if a director attended more than five Board meetings during the year, $1,000 for each additional meeting attended in person and $500 for each additional telephonic meeting in which he participated, by (ii) $17.125, the closing price of the Common Stock on February 24, 2000, the date the issuance was authorized by the Board, and rounding to the nearest whole lot of 100 shares. In addition to such compensation, each director is reimbursed for out-of-pocket expenses incurred in connection with his service on the FelCor Board. No additional compensation is paid to directors for service on various Board committees.

         The number of shares of FelCor Common Stock to be issued to each director for his services during 1999 are set forth below:

                           NAME                                  NUMBER OF SHARES
                           ----                                  ----------------

                  Donald J. McNamara                                   2,100
                  Thomas J. Corcoran, Jr.                              2,100
                  Richard S. Ellwood                                   2,000
                  Richard O. Jacobson                                  2,100
                  Charles A. Ledsinger, Jr.                            2,000
                  Robert H. Lutz, Jr.                                  2,100
                  Charles N. Mathewson                                 2,000
                  Thomas A. McChristy                                  2,100
                  Michael D. Rose                                      2,000

Mr. North is not permitted by his employer to accept any compensation for his services as a director of FelCor.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION ON
                             COMPENSATION DECISIONS

         During 1999, the Company's Compensation Committee of the Board of Directors consisted of Michael D. Rose (Chairman), Richard S. Ellwood, Robert H. Lutz, Jr. and Thomas A. McChristy, all of which are Independent Directors, none of whom was, prior to or during 1999, an officer or employee of the Company. None of such persons had any relationships requiring disclosure under applicable rules and regulations. The Company did not have a policy during 1999 prohibiting its executive officers from participating in deliberations of the Compensation Committee regarding executive compensation. Consequently, Mr. Corcoran, who is the President, Chief Executive Officer and a director of the Company, and Mr. Robinson, as Secretary of the Company, were present during certain deliberations of the Compensation Committee regarding executive compensation during 1999, to provide information to, and to record the actions of, the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners


                                                                             AMOUNT AND
                                                                              NATURE OF
     NAME AND ADDRESS                                                        BENEFICIAL            PERCENT OF
     OF BENEFICIAL OWNER                                                      OWNERSHIP             CLASS(1)
     -------------------                                                     -----------           ---------
Hampstead Genpar, L.P.; HHGenpar Partners;
Hampstead Associates, Inc.; RAW Genpar, Inc.;
InMed, Inc.; Donald J. McNamara;
Robert A. Whitman; and Daniel A. Decker................................       9,630,878(2)           17.3%
4200 Texas Commerce Tower West
2200 Ross Avenue
Dallas, Texas 75201

Bass, plc..............................................................       4,905,558(3)            8.8%
20 North Audley Street
London, England W1Y1WE

Franklin Resources, Inc................................................       2,860,120(4)            5.1%
777 Mariners Island Blvd.
San Mateo, California 94403

---------------------

(1)      Based upon 55,577,407 shares outstanding as of March 15, 2000.

(2) Based solely upon information contained in Schedule 13D, dated August 6, 1998. The named persons reported that they shared voting and dispositive power with respect to 9,630,878 shares of Common Stock held of record by United/Harvey Investors I, L.P., United/Harvey Investors II, L.P., United/Harvey Investors III, L.P., United/Harvey Investors IV, L.P., and United/Harvey Investors V, L.P.

(3) Based solely upon information contained in Schedule 13D/A, dated February 29, 2000. Bass plc reported that, through its subsidiaries, it shared voting and dispositive power with respect to 4,905,558 shares of Common Stock.

(4) Based solely upon information contained n Schedule 13G, dated January 19, 2000. Franklin Resources, Inc. reported that, through its subsidiaries, it had sole dispositive power with respect to 2,860,120 shares of Common Stock and sole voting power with respect to 2,851,920 shares of Common Stock. Includes 1,627,920 shares of Common Stock issuable upon conversion of 2,100,000 shares of FelCor's Series A Preferred Stock.

Security Ownership of Management

     The following table shows how much FelCor Common Stock, Series A Preferred Stock and Series B Preferred Stock was beneficially owned on March 15, 2000, by certain executive officers, each director and all directors and those executive officers as a group. Unless otherwise indicated, each person owns directly the shares shown after his name in the following table.

                                                                   AMOUNT AND                      AMOUNT AND
                                   AMOUNT AND                      NATURE OF                       NATURE OF
                                    NATURE OF                      BENEFICIAL                      BENEFICIAL
                                   BENEFICIAL        PERCENT      OWNERSHIP OF      PERCENT       OWNERSHIP OF       PERCENT
    NAME OF                       OWNERSHIP OF         OF           SERIES A          OF            SERIES B            OF
BENEFICIAL OWNER                  COMMON STOCK      CLASS(1)    PREFERRED STOCK    CLASS(1)     PREFERRED STOCK      CLASS(1)
----------------                  ------------      --------    ---------------    --------     ---------------      --------

Thomas J. Corcoran, Jr.......       734,205 (2)        1.3%               3,000           *                 800             *
Richard S. Ellwood...........        11,800 (3)          *                    0           0                   0             0
Richard O. Jacobson..........        39,958              *                    0           0                   0             0
Charles A. Ledsinger, Jr.....         1,975              *                    0           0                   0             0
Robert H. Lutz, Jr...........        24,514 (4)          *                    0           0                   0             0
Charles N. Mathewson.........     1,347,493 (5)        2.4%             170,000(14)     2.8%             70,000(14)         *
Thomas A. McChristy..........       142,873 (6)          *                    0           0                   0             0
Donald J. McNamara...........     9,637,078 (7)       17.3%                   0           0                   0             0
Richard C. North.............             0              0                    0           0                   0             0
Michael D. Rose..............        44,425 (8)          *                    0           0                   0             0
Jack Eslick..................        47,768 (9)          *                    0           0                   0             0
June H. McCutchen............        27,360 (10)         *                    0           0                   0             0
Lawrence D. Robinson.........        98,377 (11)         *                    0           0                   0             0
William P. Stadler...........        40,222 (12)         *                  100           *                   0             0
All executive officers and
   directors as a group
   (17 persons)..............    12,237,024 (13)      20.8%             173,100         2.9%             70,800             *

---------------------------------
     * Represents less than 1% of the outstanding shares of such class.

(1) Based upon 55,577,407 shares of Common Stock, 6,050,000 shares of Series A Preferred Stock and 5,750,000 Depository Shares representing 57,500 shares of Series B Preferred Stock outstanding as of March 15, 2000.

(2) Includes 294,915 shares that FelCor, Inc. has the right to receive upon redemption of FelCor Lodging Limited Partnership Units. Mr. Corcoran is a 50% shareholder and director of FelCor, Inc. and may be deemed to beneficially own all of the Units owned by FelCor, Inc. Also includes
         (i) an aggregate of 33,000 shares issued pursuant to stock grants (9,000 in February 1995, 9,000 in December 1995, and 15,000 in February
         1997), which vest over a five-year period from the date of grant at 20% annually and of which 25,200 shares are fully vested, (ii) 359,257 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days, (iii) 2,325 shares issuable upon conversion of 3,000 shares of Series A Preferred Stock, (iv) 4,210 shares owned by his children, (v) 1,795 shares owned by his IRA, and
         (vi) 500 shares owned by Corcoran Investments, L.L.C., a limited liability company wholly-owned by him.

(3) Includes (i) 2,200 shares held by trusts of which Mr. Ellwood is a beneficiary and trustee, and (ii) 1,000 shares held by R.S. Ellwood & Co., Inc., of which Mr. Ellwood is the sole shareholder.

(4) Includes (i) 15,414 shares issuable pursuant to currently exercisable stock options, and (2) 2,500 shares owned by Mr. Lutz's spouse.

(5) Includes 540,009 shares representing Mr. Mathewson's pro rata interest in partnerships having the right to receive Common Stock upon redemption of FelCor Lodging Limited Partnership Units. Also includes 131,784 shares issuable upon conversion of 170,000 shares of Series A Preferred Stock.

(6)      Includes (i) 101,503 shares held by the T. A. McChristy Living Trust,
         (ii) 4,200 shares held by his spouse's trust, (3) 1,800 shares held by his spouse's IRA, and (iv) 3,000 shares held by Mr. McChristy's IRA.

(7) Includes 9,630,878 shares held by United/Harvey Investors I, L.P.; United /Harvey Investors II, L.P.; United/Harvey Investors III, L.P.; United/Harvey Investors IV, L.P.; and United/Harvey Investors V, L.P. ("Partnerships"). Mr. McNamara is the sole shareholder and director of Hampstead Associates, Inc., which is the managing general partner of HH GenPar Partners. HH GenPar Partners is the managing general partner of Hampstead GenPar, L.P., which is the general partner of each of the Partnerships. Mr. McNamara disclaims beneficial ownership of the shares held by the Partnerships, except to the extent of his pecuniary interest therein.

(8) Includes (i) 21,600 shares owned by a trust for which Mr. Rose is the trustee, (ii) 21,275 shares owned by a corporation controlled by Mr. Rose, (iii) 750 shares owned by Mr. Rose's spouse, and (iv) 800 shares credited to his account in the FelCor Deferred Compensation Plan.

(9) Includes 44,768 shares issuable pursuant to currently exercisable stock options.

(10) Includes 27,360 shares issuable pursuant to currently exercisable stock options.

(11) Includes (i) 14,500 shares issued pursuant to stock grants, which shares vest over a five-year period from the date of grant at 20% annually, of which 8,700 shares are fully vested, (ii) 79,717 shares issuable pursuant to currently exercisable stock options, (iii) 2,160 shares held by his IRA, and (iv) 2,000 shares credited to his account in the FelCor Deferred Compensation Plan.

(12) Includes (i) 37,644 shares issuable pursuant to currently exercisable stock options, (ii) 2,500 shares issued pursuant to a stock grant, which vests over a five-year period from the date of grant at 20% annually, of which 2,000 shares are fully vested, (iii) 77 shares issuable upon conversion of 100 shares of Series A Preferred Stock.

(13)     See notes 2 through 12.

(14)     Represents shares held by the Charles N. Mathewson Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leased all but three of the 188 hotels owned at December 31, 1999 directly to, or to subsidiaries of, either DJONT Operations, L.L.C. (85 hotels) or Bristol Hotels & Resorts (100 hotels) under Percentage Leases. Hervey
A. Feldman, who served as the Chairman of the Board of FelCor until July 1998, and Thomas J. Corcoran, Jr., the President, Chief Executive Officer and a director of FelCor, own all of the voting common equity interests (50% common equity interest) in, and serve as officers and managers of, DJONT. The remaining 50% non-voting common equity interest in DJONT is owned by entities owned by the children of Charles N. Mathewson, a director of FelCor. Donald J. McNamara, the Chairman of the Board of FelCor, and certain individuals and entities with which he is associated, have filed a Schedule 13D reflecting shared voting and dispositive power with respect to 7,065,438 shares (39.9%) of the common stock of Bristol Hotels & Resorts. Bass plc and certain of its subsidiaries filed a
Schedule 13D dated February 29, 2000, reflecting shared voting and dispositive power with respect to 8,779,065 shares (49.6%) of the common stock of Bristol Hotels & Resorts and have announced a definitive merger agreement pursuant to which they expect to acquire the remaining shares of Bristol during April 2000. Richard C. North, a director of FelCor, is the Group Finance Director of Bass plc.

         In connection with the efforts of Bass to acquire Bristol, as announced on February 28, 2000, a Bass subsidiary (Bass America, Inc.) contributed 4,713, 185 shares of outstanding FelCor Common Stock held by it to the Operating Partnership in exchange for a like number of Units of limited partner interest. If these Units were to be redeemed for FelCor Common Stock, Bass and its affiliates would own approximately 16.0% of FelCor's Common Stock. The exchange by Bass of Common Stock for Units will not affect FelCor's FFO or earnings per share, although it results in reducing FelCor's percentage ownership in the Operating Partnership from approximately 95% to approximately 89%.

THE PERCENTAGE LEASES

         The Percentage Leases generally have initial terms of five to 15 years and provide for the payment by the Lessees to the FelCor subsidiary which owns the property a minimum base rent, or if greater, rent measured as a percentage of room or suite revenue and certain other hotel revenues. The Lessees are entitled to all profits from the operation of the hotels leased by them, after the payment of rent and the operating, management and certain other expenses of the hotels. During 1999, DJONT paid approximately $256.1 million, and Bristol Hotels & Resorts paid approximately $234.8 million, in lease rent to FelCor's consolidated Subsidiaries.

EMPLOYMENT AGREEMENTS

         FelCor has entered into an employment agreement with Mr. Corcoran that continues in effect until December 31, 2000 and automatically renews for successive one-year terms, unless otherwise terminated. Under this agreement, Mr. Corcoran serves as the President and Chief executive Officer of FelCor. The agreement provides that Mr. Corcoran be paid a salary of not less than $120,000 per year and that a comprehensive medical plan be maintained for the benefit of Mr. Corcoran and his dependents. None of the other officers of FelCor has an employment agreement.

         FelCor has entered into change in control and severance agreements with each of its executive officers and certain other key employees. Each of these agreements extend until December 31, 2000, and automatically renews for successive one-year terms unless terminated. In the event of a potential change in control, each covered employee agrees to remain in the employ of FelCor until the earlier of one year following the "potential change in control" or six months following an actual "change in control." "Change in control" is defined to include (i) the acquisition of 35% or more of FelCor's voting stock by any person or group, (ii) a change in a majority of the board of directors not approved by existing directors, (iii) a merger in which existing stockholders of FelCor would own less than 65% of the surviving corporation's voting stock (but excluding transactions which are the functional equivalent of an asset acquisition by FelCor and in which there is not change in its senior management), and (iv) the adoption of a plan for the liquidation, sale or other disposition (excluding leases in the ordinary course of business) of all or substantially all of FelCor's assets. Following a

"change in control," if a covered employee's employment is terminated by FelCor other than for disability, retirement, or "cause" (or by the employee for "good reason"), then the employee will be entitled to (i) the immediate vesting of all stock options, awards of restricted stock and other benefits previously awarded or credited to his account and (ii) a lump sum severance payment of between 2.99 and 0.5 times the employee's average total annual compensation over the past three years. FelCor will be required to "gross-up" the severance payment to cover excise taxes on the benefits, thereby providing such benefits to the employee on a net basis, after payment of any such excise taxes.

         FelCor also maintains a 401(k) Plan, health insurance and other benefits generally available to all employees. During 1998 FelCor adopted a deferred compensation plan that is available only to directors and employees making in excess of $100,000 per year. FelCor makes no matching or other contributions to this plan, other than the payment of its operating and administrative expenses.

SHARING OF OFFICES AND EMPLOYEES

         FelCor shares its executive offices and certain employees with DJONT and another entity controlled by Messrs. Feldman and Corcoran, and each company bears its share of the costs thereof, including an allocated portion of the rent, salaries of certain personnel (other than Mr. Corcoran), office supplies, telephones and depreciation of office furniture, fixtures and equipment. Any such allocation of shared expenses to FelCor must be approved by a majority of the Independent Directors of FelCor. During 1999, FelCor paid approximately $5.7 million (or 89.5% of all allocable expenses) under this arrangement. Mr. Corcoran's salary is paid solely by FelCor and he receives no salary from either of the other entities. Mr. Corcoran is the President, Chief Executive Officer and a director of FelCor and also serves as a director (or manager) and the President of each of such other entities.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  1. Financial Statements

         Included herein at pages F-1 through F-40.

              2. Financial Statement Schedules

         The following financial statement schedule is included herein at page F- 26.

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

3.1 - Articles of Amendment and Restatement dated June 22, 1995, amending and restating the Charter of the Registrant, as amended or supplemented by Articles of Merger dated June 23, 1995, Articles Supplementary dated
         April 30, 1996, Articles of Amendment dated August 8, 1996, Articles of
         Amendment dated June 16, 1997, Articles of Amendment dated October 30,
         1997, Articles Supplementary dated May 6, 1998, Articles of Merger and
         Articles of Amendment dated July 27, 1998, and Certificate of
         Correction dated March 11, 1999 (filed as Exhibit 3.1 to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1998 (the "1998 10-K") and incorporated herein by reference).

3.1.1  - Certificate of Correction to the Articles of Merger between FelCor
         Lodging Trust Incorporated and Bristol Hotel Company, dated August 31,
         1999 (filed as Exhibit 3.1.1 to the Registrant's Form 10-Q dated
         September 30, 1999 ("September 1999 10-Q") and incorporated herein by reference).

3.2 - Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (File No. 333-98332) and incorporated herein by reference).

4.1    - Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to the
         Registrant's Form 10- Q for the quarter ended June 30, 1996, and incorporated herein by reference).

4.2    - Form of Share Certificate for $1.95 Series A Cumulative Convertible
         Preferred Stock (filed as Exhibit 4.4 to the Registrant's Form 8-K dated May 1, 1996, and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------

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

4.7    - Indenture dated as of October 1, 1997 by and among FelCor Lodging
         Limited Partnership, formerly FelCor Suites Limited Partnership (the
         "Partnership"), the Registrant, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (file No. 333-39595) and the other co- registrants named therein and incorporated herein by reference).

4.7.1  - First Amendment to Indenture dated as of February 5, 1998 by and among
         Registrant, the Partnership, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File No.
         333-39595) and incorporated herein by reference).

4.7.2 - Second Amendment to Indenture and First Supplemental Indenture dated as of December 30, 1998, by and among Registrant, the Partnership, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta,
         Georgia, as Trustee (filed as Exhibit 4.7.2 to the 1998 10-K and incorporated herein by reference).

4.7.3 - Third Amendment to Indenture dated as of March 30,1999 by and among the Partnership, the Registrant, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta (filed as Exhibit 4.7.3 to Registrant's Form
         10-Q for the quarter ended March 31,1999 ("March 1999 10-Q") and incorporated herein by reference).

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

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------

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

10.1.10- Tenth Amendment to Amended and Restated Agreement of Limited
         Partnership of the Partnership dated as of June 22, 1998, by and among the Registrant, Schenley Hotel Associates, and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.10 to the Registrant's Form 10-Q for the quarter ended October 30, 1998, and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------

10.1.11- Eleventh Amendment to Amended and Restated Agreement of Limited
         Partnership of the Partnership dated as of July 28, 1998, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, changing the name of the Partnership to "FelCor Lodging Limited Partnership" (filed as
         Exhibit 10.1.11 to the Registrant's Form 10-Q for the quarter ended
         October 30, 1998, and incorporated herein by reference).

10.1.12- Twelfth Amendment to Amended and Restated Agreement of Limited
         Partnership of the Partnership dated as of December 29, 1998, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, amending certain provisions of the Partnership Agreement (filed as Exhibit 10.1.12 to the Registrant's 1998 10-K and incorporated herein by reference).

10.1.13- Thirteenth Amendment to Amended and Restated Agreement of Limited
         Partnership of the Partnership dated as of December 31, 1998, by and between the Registrant, FelCor Nevada Holdings, L.L.C. and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.13 to the Registrant's 1998 10-K and incorporated herein by reference).

10.1.14- Fourteenth Amendment to Amended and Restated Agreement of Limited
         Partnership of the Partnership dated as of March 1, 1999, by and among the Registrant, Huie Properties, Ltd., and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.14 to the Registrant's 1998 10-K and incorporated herein by reference).

10.1.15- Fifteenth Amendment to Amended and Restated Agreement of Limited
         Partnership of the Partnership dated as of October 15, 1999, by and among the Registrant, SRS Properties Limited Partnership, and all of the persons and entities who are or shall in the future become limited partners of the Partnership.

10.1.16- Sixteenth Amendment to Amended and Restated Agreement of Limited
         Partnership of the Partnership dated as of February 27, 2000, by and among the Registrant, Bass America, Inc., and all of the persons and entities who are or shall in the future become limited partners of the Partnership.

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

10.3 - Form of Lease Agreement between the Partnership as Lessor and a subsidiary of Bristol Hotels & Resorts ("BHR") as Lessee (the "Bristol
         Lease Agreement") (filed as Exhibit 10.3 to the 1998 10-K. and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------

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

10.5   - Restricted Stock and Stock Option Plan of the Registrant (filed as
         Exhibit 10.9 to the 1994 10- K/A and incorporated herein by reference).

10.6 - Savings and Investment Plan of the Registrant (filed as Exhibit 10.10 to the 1994 10-K/A and incorporated herein by reference).

10.7   - 1995 Restricted Stock and Stock Option Plan of the Registrant (filed as
         Exhibit 10.9.2 to the 1995 10-K and incorporated herein by reference).

10.8   - Non-Qualified Deferred Compensation Plan, as amended and restated July
         1999 (filed as exhibit 10.9 to Registrant's Form 10-Q for the quarter ended September 30,1999 ("September 1999 10-Q") and incorporated herein by reference).

10.9 - 1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No.
         333-66041) and incorporated herein by reference).

10.10  - Second Amended and Restated 1995 Equity Incentive Plan (filed as
         Exhibit 99.1 to the Registrant's Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (File No. 333-50509) and incorporated herein by reference).

10.11  - Amended and Restated Stock Option Plan for Non-Employee Directors
         (filed as Exhibit 99.2 to the Registrant's Post-Effective Amendment on
         Form S-3 to Form S-4 Registration Statement (File No. 333-50509) and incorporated herein by reference).

10.12 - Form of Severance Agreement for executive officers and certain key employees of the Registrant (filed as Exhibit 10.13 to the 1998 10-K and incorporated herein by reference).

10.13  - Agreement dated as of April 15, 1995 among the Registrant, the
         Partnership, FelCor, Inc., Thomas J. Corcoran, Jr. and Hervey A.
         Feldman relating to purchase of securities (filed as Exhibit 10.15 to the Registration Statement on Form S-11 (File No. 33-91870) and incorporated herein by reference).

10.14 - Credit Agreement dated as of February 6, 1996 by and among the Partnership, as borrower, FelCor/CSS Holdings, L.P. and the Registrant, as guarantors, and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 10.30 to the Registrant's Form 8-K dated May 1, 1996, and incorporated herein by reference).

10.15  - Voting and Cooperation Agreement dated as of March 23, 1998 among
         Registrant, Bristol, Bass America Inc., Holiday Corporation and
         United/Harvey Holdings, L.P. (filed as Exhibit 99.7 to the Registrant's
         Registration Statement on Form S-4 (File No. 333-50509) and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------

10.16  - Spin-Off Agreement dated as of March 23, 1998 among Bristol, Bristol
         Hotel Management Corporation and Bristol Hotel and Resorts, Inc., as agreed to by Registrant (filed as Exhibit 99.8 to the Registrant's
         Registration Statement on Form S-4 (File No. 333-50509) and incorporated herein by reference).

10.17  - Stockholders' and Registration Rights Agreement dated as of July 27,
         1998 by and among Registrant, Bass America, Inc., Holiday Corporation,
         Bass plc, United/Harvey Investors I, L.P., United/Harvey Investors II,
         L.P., United/Harvey Investors III, L.P., United/Harvey Investors IV,
         L.P., and United/Harvey Investors V, L.P. (filed as Exhibit 10.18 to the Registrant's Form 8-K dated August 10, 1998, and incorporated herein by reference).

10.18  - Fourth Amended and Restated Revolving Credit Agreement dated as of July
         1, 1998 among Registrant and the Partnership, as Borrower, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, Chase
         Securities, Inc. as Arranger, and Bankers Trust Company, NationsBank,
         N.A. and Wells Fargo Bank, National Association as Co-Arrangers and
         Documentation Agents (filed as Exhibit 10.14 to the Registrant's Form
         8-K dated August 10, 1998 and incorporated herein by reference).

10.18.1- Second Amendment to Credit Agreement dated as of August 20,1999, among
         Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent
         (filed as Exhibit 10.19.1 to the Registrant's September 1999 10- Q and incorporated herein by reference).

10.18.2- Third Amendment to Credit Agreement dated as of December 1,1999, among
         Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent.

10.19  - Loan Agreement dated as of October 10, 1997 among Bristol Lodging
         Company, Bristol Lodging Holding Company, Nomura Asset Capital
         Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for Lenders (filed as Exhibit
         10.10 to the Bristol Hotel Company Annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.19.1- First Amendment to Loan Agreement and Ancillary Loan Documents made as of May 28, 1999, among FelCor Lodging Company, L.L.C., FelCor Lodging
         Holding Company, L.L.C. and LaSalle National Bank, as Trustee for
         Nomura Asset Securities Corporation Commercial Pass-Through
         Certificates Series 1998-D6, as administrative agent and collateral agent.

10.20  - Deed of Trust, Security Agreement, Assignment of Leases and Rents,
         Fixture Filing and Financing Statement, Dated March 1, 1999, by FelCor
         Hotel Company II, Ltd., as Grantor, to Howard E. Schreiber, Trustee, in trust for the benefit of Banker Trust Company, as Beneficiary (filed as Exhibit 10.21 to the Registrant's March 1999 10-Q and incorporated herein by reference).

10.21  - Loan Agreement, dated April 1, 1999, among Registrant and the
         Partnership as Borrower, and The Lenders Party Thereto and The Chase
         Manhattan Bank as Administrative Agent and Collateral Agent (filed as
         Exhibit 10.22.1 to the Registrant's March 1999 10-Q and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------

10.21.1- Guaranty, dated April 1, 1999, made by each of the named Guarantors therein, who are signatories thereto (filed as Exhibit 10.22.2 to the Registrant's March 1999 10-Q and incorporated herein by reference).

10.21.2- Pledge and Security Agreement, dated April 1, 1999, made by each of the named Pledgors therein, who are signatories thereto, in favor of The
         Chase Manhattan Bank, as Collateral Agent (filed as Exhibit 10.22.3 to the Registrant's March 1999 10-Q and incorporated herein by reference).

10.21.3- Second Amendment to Loan Agreement dated as of August 20,1999, among
         Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as Administrative Agent
         (filed as Exhibit 10.22.4 to the Registrant's September 10-Q and incorporated herein by reference).

10.21.4- Third Amendment to Loan Agreement dated as of December 1,1999, among
         Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as Administrative Agent.

10.22  - Form of Mortgage, Security Agreement and Fixture Filing by and between
         FelCor/CSS Holdings, L.P. as Mortgagor and The Prudential Insurance
         Company of America, as Mortgagee (filed as Exhibit 10.23 to the
         Registrant's March 1999 10-Q and incorporated herein by reference).

10.22.1- Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS Holdings, Ltd., payable to the order of The Prudential Insurance Company of America. (filed as Exhibit
         10.23.1 to Registrant's Form 10-Q for the quarter ended June 30,1999
         ("June 1999 10-Q") and incorporated herein by reference).

10.23 - Form of Deed of Trust, Security Agreement and Fixture Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance Company, as Trustee, and
         Massachusetts Mutual Life Insurance Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory
         Notes described in Exhibit 10.23.1, also executed by FelCor/CSS
         Holdings, L.P. with respect to the Embassy Suites-Anaheim and Embassy
         Suites-Deerfield Beach, and by the Partnership with respect to the Embassy Suites-Palm Desert (filed as Exhibit 10.24.2 to Registrant's
         June 1999 10-Q and incorporated herein by reference).

10.23.1- Form of six separate Promissory Notes each dated May 12, 1999, made by FelCor/MM Holdings, L.P. payable to the order of Massachusetts Mutual
         Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites-Dallas Market Center), $14,000,000 (Embassy
         Suites-Dallas Love Field), $12,450,000 (Embassy Suites-Tempe),
         $11,550,000 (Embassy Suites-Anaheim), $8,900,000 (Embassy Suites-Palm
         Desert), $15,600,000 (Embassy Suites-Deerfield Beach) (filed as Exhibit
         10.24.1 to Registrant's June 1999 10-Q and incorporated herein by reference).

21     - List of Subsidiaries of the Registrant.

23     - Consent of PricewaterhouseCoopers LLP.

27     - Financial Data Schedule.

       (b) Reports on Form 8-K.

         Registrant did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FELCOR LODGING TRUST INCORPORATED



                                            By: /s/ Lawrence D. Robinson
                                               --------------------------------
                                                    Lawrence D. Robinson
                                                    Senior Vice President


Date:    March 29, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          DATE                                                           SIGNATURE

     March [ ], 2000
                                            -----------------------------------------------------------------
                                                                    Donald J. McNamara
                                                            Chairman of the Board and Director

     March 29, 2000                                             /s/ Thomas J. Corcoran, Jr.
                                            -----------------------------------------------------------------
                                                                   Thomas J. Corcoran, Jr.
                                                      President and Director (Chief Executive Officer)

     March 29, 2000                                                /s/ Lester C. Johnson
                                            -----------------------------------------------------------------
                                                                      Lester C. Johnson
                                                                 Vice President and Controller
                                               (Principal Financial Officer and Principal Accounting Officer)

     March [ ], 2000                                              /s/ Richard S. Ellwood
                                            -----------------------------------------------------------------
                                                                Richard S. Ellwood, Director

     March [ ], 2000                                              /s/ Richard O. Jacobson
                                            -----------------------------------------------------------------
                                                               Richard O. Jacobson, Director

     March 24, 2000                                           /s/ Charles A. Ledsinger, Jr.
                                            -----------------------------------------------------------------
                                                            Charles A. Ledsinger, Jr., Director

     March 24, 2000                                              /s/ Robert H. Lutz, Jr.
                                            -----------------------------------------------------------------
                                                              Robert H. Lutz, Jr., Director

     March 24, 2000                                             /s/ Charles N. Mathewson
                                            -----------------------------------------------------------------
                                                             Charles N. Mathewson, Director

     March 24, 2000                                              /s/ Thomas A. McChristy
                                            -----------------------------------------------------------------
                                                             Thomas A. McChristy, Director

     March 27, 2000                                                /s/ Richard C. North
                                            -----------------------------------------------------------------
                                                                Richard C. North, Director

     March [ ], 2000                                               /s/ Michael D. Rose
                                            -----------------------------------------------------------------
                                                                Michael D. Rose, Director

                        FELCOR LODGING TRUST INCORPORATED

                          INDEX TO FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION


                        FELCOR LODGING TRUST INCORPORATED

Report of Independent Accountants............................................................................     F-2
Consolidated Balance Sheets - December 31, 1999 and 1998.....................................................     F-3
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997...................     F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.........     F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...................     F-6
Notes to Consolidated Financial Statements...................................................................     F-7
Report of Independent Accountants............................................................................    F-25
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1999..............................    F-26

                                             DJONT OPERATIONS, L.L.C.

Report of Independent Accountants............................................................................    F-30
Consolidated Balance Sheets - December 31, 1999 and 1998.....................................................    F-31
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997...................    F-32
Consolidated Statements of Shareholders' Deficit for the years ended December 31, 1999, 1998 and 1997........    F-33
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...................    F-34
Notes to Consolidated Financial Statements...................................................................    F-35

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Trust Incorporated at December 31, 1999 and 1998, and the consolidated results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997, respectively, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Dallas, Texas
February 1, 2000,
     except as to the information in Note 18, for which the date is March 15, 2000.

                       FELCOR LODGING TRUST INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)



                                                      ASSETS

                                                                                       1999                1998
                                                                                   ------------        ------------
Investment in hotels, net of accumulated depreciation of
   $330,555 in 1999 and  $178,072 in 1998 ......................................   $  4,035,344        $  3,955,582
Investment in unconsolidated entities ..........................................        136,718             140,299
Cash and cash equivalents ......................................................         36,123              34,692
Due from Lessees ...............................................................         18,394              18,968
Note receivable from unconsolidated entity .....................................          7,760               7,766
Deferred expenses, net of accumulated amortization of
   $4,491 in 1999 and $2,096 in 1998 ...........................................         15,473              10,041
Other assets ...................................................................          5,939               8,035
                                                                                   ------------        ------------

       Total assets ............................................................   $  4,255,751        $  4,175,383
                                                                                   ============        ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Debt, net of discount of $1,401 in 1999 and $1,628 in 1998 .....................   $  1,833,954        $  1,594,734
Distributions payable ..........................................................         39,657              67,262
Accrued expenses and other liabilities .........................................         65,480              57,312
Minority interest in Operating Partnership, 2,991 and 2,939 units issued
and outstanding at December 31, 1999 and 1998, respectively ....................         90,078              87,353
Minority interest in other partnerships ........................................         51,671              51,105
                                                                                   ------------        ------------

Total liabilities ..............................................................      2,080,840           1,857,766
                                                                                   ------------        ------------

Commitments and contingencies (Notes 6 and 11)

Shareholders' equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
   Series A Preferred Stock, 6,050 shares issued and outstanding ...............        151,250             151,250
   Series B Preferred Stock, 58 shares issued and outstanding ..................        143,750             143,750
Common stock, $.01 par value, 200,000 shares authorized, 69,291 and
   69,284 shares issued at December 31, 1999 and 1998, respectively ............            693                 693
Additional paid-in capital .....................................................      2,138,477           2,142,250
Distributions in excess of earnings ............................................       (119,385)            (78,839)
                                                                                   ------------        ------------
                                                                                      2,314,785           2,359,104
Less: Common stock in treasury, at cost, 6,976 and 1,213 shares
   at December 31, 1999 and 1998, respectively .................................       (139,874)            (41,487)
                                                                                   ------------        ------------

        Total shareholders' equity .............................................      2,174,911           2,317,617
                                                                                   ------------        ------------

        Total liabilities and shareholders' equity .............................   $  4,255,751        $  4,175,383
                                                                                   ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          1999              1998              1997
                                                                      ------------      ------------      ------------
Revenues:
Percentage lease revenue .........................................    $    490,893      $    328,035      $    169,114
Equity in income from unconsolidated entities ....................           8,484             7,017             6,963
Other revenue ....................................................           4,624             4,565               574
                                                                      ------------      ------------      ------------

                     Total revenues ..............................         504,001           339,617           176,651
                                                                      ------------      ------------      ------------

Expenses:
General and administrative .......................................           9,122             5,254             3,743
Depreciation .....................................................         152,948            90,835            50,798
Taxes, insurance and other .......................................          59,572            37,158            21,483
Land leases ......................................................          17,558             8,130             1,610
Interest expense .................................................         125,435            73,182            28,792
Minority interest in Operating  Partnership ......................           4,696             6,500             5,817
Minority interest in other partnerships ..........................           2,713             1,121               573
                                                                      ------------      ------------      ------------

                     Total  expenses .............................         372,044           222,180           112,816
                                                                      ------------      ------------      ------------

Income before nonrecurring items .................................         131,957           117,437            63,835
Gain on sale of hotels, net ......................................             236               477
Extraordinary charge from write off of deferred financing fees ...           1,113             3,075               185
                                                                      ------------      ------------      ------------

Net income .......................................................         131,080           114,839            63,650

Preferred dividends ..............................................          24,735            21,423            11,797
                                                                      ------------      ------------      ------------

Net income applicable to common shareholders .....................    $    106,345      $     93,416      $     51,853
                                                                      ============      ============      ============

Per common share data:
  Basic:
    Income applicable to common shareholders
      before extraordinary charge ................................    $       1.59      $       1.93      $       1.67
      Extraordinary charge .......................................           (0.02)            (0.06)            (0.01)
                                                                      ------------      ------------      ------------

      Net income applicable to common shareholders ...............    $       1.57      $       1.87      $       1.66
                                                                      ============      ============      ============
      Weighted average common shares outstanding .................          67,392            49,968            31,269

   Diluted:
      Income applicable to common shareholders
          before extraordinary charge ............................    $       1.59      $       1.92      $       1.65
      Extraordinary charge .......................................           (0.02)            (0.06)            (0.01)
                                                                      ------------      ------------      ------------

      Net income applicable to common shareholders ...............    $       1.57      $       1.86      $       1.64
                                                                      ============      ============      ============
      Weighted average common shares outstanding .................          67,581            50,314            31,610

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)



                                                         COMMON STOCK
                                                    -----------------------
                                                       NUMBER                ADDITIONAL DISTRIBUTIONS                 TOTAL
                                       PREFERRED         OF                   PAID-IN    IN EXCESS OF  TREASURY   SHAREHOLDERS'
                                         STOCK         SHARES      AMOUNT     CAPITAL     EARNINGS      STOCK        EQUITY
                                       ----------   ----------   ----------  ----------  ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1996           $  151,250       23,502   $      235  $  503,628  $  (13,187)               $  641,926

Issuance of common shares, net of
offering expenses                                       14,300          143     505,671                               505,814

Allocation to minority interest                                                  (7,552)                               (7,552)

Repurchase of common shares
held in treasury                                                                                      $  (41,106)     (41,106)

Distributions/dividends declared:
$2.10 per common share                                                                      (72,437)                  (72,437)
$1.95 per preferred share                                                                   (11,797)                  (11,797)

Net income                                                                                   63,650                    63,650
                                       ----------   ----------   ----------  ----------  ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1997              151,250       37,802          378   1,001,747     (33,771)     (41,106)   1,078,498

Issuance of common shares, net of
offering expenses                                       31,482          315   1,151,038                             1,151,353

Forfeiture of restricted common stock
awards                                                                                                      (381)        (381)

Allocation to minority interest                                                  (5,848)                               (5,848)

Issuance of Series B Preferred
Stock, net of offering expenses           143,750                                (4,687)                              139,063

Distributions/dividends declared:
$2.545 per common share                                                                    (138,484)                 (138,484)
$2.157 per Series A preferred share                                                         (13,050)                  (13,050)
$1.44 per Series B depositary
preferred share                                                                              (8,373)                   (8,373)

Net income                                                                                  114,839                   114,839
                                       ----------   ----------   ----------  ----------  ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1998              295,000       69,284          693   2,142,250     (78,839)     (41,487)   2,317,617

Issuance of common shares                                    7                        5                                     5

Repurchase of common shares                                                                              (98,387)     (98,387)

Allocation to minority interest                                                  (3,778)                               (3,778)

Distributions/dividends declared:
$2.20 per common share                                                                     (146,891)                 (146,891)
$1.95 per Series A preferred share                                                          (11,797)                  (11,797)
$2.25 per Series B depositary
preferred share                                                                             (12,938)                  (12,938)

Net income                                                                                  131,080                   131,080
                                       ----------   ----------   ----------  ----------  ----------   ----------   ----------


BALANCE AT DECEMBER 31, 1999           $  295,000       69,291   $      693  $2,138,477  $ (119,385)  $ (139,874)  $2,174,911
                                       ==========   ==========   ==========  ==========  ==========   ==========   ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                               1999              1998            1997
                                                                            -----------      -----------      -----------
Cash flows from operating activities:
     Net income ........................................................... $   131,080      $   114,839      $    63,650
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Gain on sale of assets ............................................        (236)            (477)
        Depreciation ......................................................     152,948           90,835           50,798
        Amortization of deferred financing fees and organization costs ....       1,816            1,985            1,468
        Amortization of unearned officers' and directors' compensation ....         652              830            1,017
        Equity in income from unconsolidated entities .....................      (8,484)          (7,017)          (6,963)
        Extraordinary charge for write off of deferred financing fees .....       1,113            3,075              185
        Minority interest in Operating Partnership ........................       4,696            6,500            5,817
        Minority interest in other partnerships ...........................       2,713            1,121              573
     Changes in assets and liabilities, net of effects of acquisitions:
        Due from Lessees ..................................................         574           (3,035)         (13,382)
        Deferred financing fees ...........................................      (9,313)          (4,348)          (8,825)
        Other assets ......................................................        (282)            (602)          (1,175)
        Accrued expenses and other liabilities ............................       5,088          (11,123)           4,315
                                                                            -----------      -----------      -----------
                  Net cash flow provided by operating activities ..........     282,365          192,583           97,478
                                                                            -----------      -----------      -----------
Cash flows used in investing activities:
        Acquisition of hotels .............................................     (10,802)        (326,276)        (574,100)
        Acquisition of unconsolidated entities ............................      (7,452)          (4,230)         (65,271)
        Improvements and additions to hotels ..............................    (222,320)        (119,107)         (52,700)
        Note receivable from unconsolidated entity ........................                       (7,766)
        Bristol interim credit facility ...................................                     (120,000)
        Sale of hotels ....................................................      15,476            7,815
        Cash distributions from unconsolidated entities ...................      19,581           19,066            4,211
                                                                            -----------      -----------      -----------
                  Net cash flow used in investing activities ..............    (205,517)        (550,498)        (687,860)
                                                                            -----------      -----------      -----------
Cash flows from financing activities:
        Proceeds from borrowings ..........................................   1,034,667        1,013,003          679,144
        Repayment of borrowings ...........................................    (804,915)        (658,524)        (445,900)
        Proceeds from sale of common stock ................................                                       516,700
        Proceeds from sale of preferred stock .............................                      143,750
        Costs associated with public offerings ............................                       (4,687)         (27,600)
        Purchase of treasury stock ........................................     (98,387)                          (41,106)
        Proceeds from exercise of stock options ...........................           8            3,884              592
        Distributions paid to limited partners ............................      (7,559)          (6,671)          (6,026)
        Distributions paid to common shareholders .........................    (173,244)         (98,754)         (63,875)
        Dividends paid to preferred shareholders ..........................     (25,987)         (16,937)         (11,797)
                                                                            -----------      -----------      -----------
                  Net cash flow provided (used) by financing activities ...     (75,417)         375,064          600,132
                                                                            -----------      -----------      -----------
Net change in cash and cash equivalents ...................................       1,431           17,149            9,750
Cash and cash equivalents at beginning of years ...........................      34,692           17,543            7,793
                                                                            -----------      -----------      -----------
Cash and cash equivalents at end of years ................................. $    36,123      $    34,692      $    17,543
                                                                            ===========      ===========      ===========

Supplemental cash flow information - interest paid ........................ $   125,085      $    72,215      $    21,414
                                                                            -----------      -----------      -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         FelCor Lodging Trust Incorporated ("FelCor") is one of the nation's largest hotel real estate investment trusts ("REIT"). At December 31, 1999, it owned interests in 188 hotels with nearly 50,000 rooms and suites (collectively the "Hotels") through its greater than 95% equity interest in FelCor Lodging Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company". The Company owns 100% of the interest in 163 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 16 hotels.

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of the Hotels, by brand, operated by each of the Company's Lessees at December 31, 1999:

                                                                                NOT OPERATED
                         BRAND                            DJONT        BRISTOL  UNDER A LEASE          TOTAL
                         -----                            -----        -------  -------------          -----
       Embassy Suites                                      58                                           58
       Holiday Inn                                                       43          1                  44
       Doubletree and Doubletree Guest Suites(R)           16(1)                                        16
       Crowne Plaza and Crowne Plaza Suites(R)                           18                             18
       Holiday Inn Select(R)                                             10                             10
       Sheraton(R) and Sheraton Suites(R)                   9                        1(2)               10
       Hampton Inn(R)                                                     9                              9
       Holiday Inn Express(R)                                             5                              5
       Fairfield Inn(R)                                                   5                              5
       Harvey Hotel(R)                                                    4                              4
       Independents                                                       2          1                   3
       Courtyard by Marriott(R)                                           2                              2
       Four Points by Sheraton(R)                                         1                              1
       Hilton Suites(R)                                     1                                            1
       Homewood Suites(R)                                                 1                              1
       Westin(R)                                            1                                            1
                                                           --           ---         --                 ---
           Total Hotels                                    85           100          3                 188
                                                           ==           ===         ==                 ===


(1) On January 1, 2000, two of these Doubletree Guest Suites hotels were converted to the Embassy Suites brand.

(2) On January 1, 2000, a lease on this hotels became effective between the Company and DJONT.

         The Hotels are located in the United States (35 states) and Canada, with a concentration in California (20 hotels), Florida (18 hotels), Georgia (15 hotels) and Texas (41 hotels). The following table provides information regarding the net acquisition and disposition of hotels through December 31, 1999:

                                            NET HOTELS
                                      ACQUIRED/(DISPOSED OF)
                                      ----------------------
                        1994                      7
                        1995                     13
                        1996                     23
                        1997                     30
                        1998                    120
                        1999                     (5)
                                               ----
                                                188
                                               ====

                       FELCOR LODGING TRUST INCORPORATED

1.       ORGANIZATION -- (CONTINUED)

         At December 31, 1999, the Company leased 85 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT"), and leased 100 of the Hotels to Bristol Hotels & Resorts, or a consolidated subsidiary thereof ("Bristol" and, together with DJONT, the "Lessees"). Three Hotels were operated without a lease.

         Thomas J. Corcoran, Jr., the President, Chief Executive Officer, and a Director of FelCor, and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT. The remaining 50% nonvoting common equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Company. At December 31, 1999, DJONT had entered into management agreements pursuant to which 72 of the Hotels leased by it were managed by subsidiaries of Hilton Hotels Corporation ("Hilton"), ten were managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"), and three were managed by two unrelated management companies.

         Bristol, an independent publicly owned company, at December 31, 1999, leased and managed 100 Hotels and managed one hotel which operated without a lease. Bristol is one of the largest independent hotel operating companies in North America and operates the largest number of Bass Hotels & Resorts-branded hotels in the world.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or shareholder's equity.

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

         Investment in Hotels -- Hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 31 to 40 years for buildings and improvements and three to seven years for furniture, fixtures, and equipment.

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

                        FELCOR LODGING TRUST INCORPORATED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Investment in Unconsolidated Entities --The Company owns a 50% interest in various partnerships or limited liability companies in which the partners jointly make all material decisions concerning the business affairs and operations. The Company also owns a 97% nonvoting interest in an entity. Accordingly, the Company does not control these entities and carries its investment in unconsolidated entities at cost, plus its equity in net earnings, less distributions received since the date of acquisition. Equity in net earnings is adjusted for the straight-line amortization, over a 40-year period, of the difference between the Company's cost and its proportionate share of the underlying net assets at the date of acquisition.

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

         Capitalized Interest -- The Company capitalizes interest and certain other costs relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 1999 and 1998 were approximately $7.4 million and $5.9 million, respectively.

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

         At December 31, 1999, 1998, and 1997, the Company's Series A Cumulative Preferred Stock, if converted to common shares, would be antidilutive; accordingly the Series A Cumulative Preferred Stock is not assumed to be converted in the computation of diluted earnings per share.

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

         For 1999 FelCor paid regular dividends of $2.20 per common share, $1.95 per share of Series A Cumulative Preferred Stock ("Series A Preferred Stock"), and $2.25 per depositary share evidencing Series B Redeemable Preferred Stock ("Series B Preferred Stock").

         Minority Interest in Operating Partnership -- Minority interest in the Operating Partnership represents the proportionate share of the equity in the Operating Partnership not owned by FelCor. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

                        FELCOR LODGING TRUST INCORPORATED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Income Taxes -- The Company has elected to be treated as a REIT under Sections 856 to 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

         Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. Distributions made in 1999 and 1998 represent an approximately 7% and 17% return of capital, respectively, for federal income tax purposes.

3.       BRISTOL MERGER

         On July 28, 1998, the Company completed the merger of Bristol Hotel Company's real estate holdings with and into the Company (the "Merger"). The Merger resulted in the net acquisition of 107 primarily full-service hotels in return for approximately 31.0 million shares of newly issued Common Stock.

         A summary of the fair values of the assets and liabilities acquired in the Merger, recorded at the date of acquisition, is as follows (in thousands):

Investment in hotels ...............................    $  2,014,250
Investment in unconsolidated entity ................          16,839
Other assets .......................................           4,151
                                                        ------------
                                                           2,035,240
                                                        ------------

Common stock issued ................................       1,146,081
Debt obligations assumed ...........................         868,615
Accrued expenses and other liabilities assumed .....          55,297
                                                        ------------
                                                           2,069,993
                                                        ------------
Total cash received in Merger ......................    $     34,753
                                                        ============

         The Merger has been accounted for as a purchase, and, accordingly, the results of operations since the date of acquisition are included in the Company's consolidated statements of operations.

4.       INVESTMENT IN HOTELS

         Investment in hotels at December 31, 1999 and 1998, consist of the following (in thousands):

                                              1999                   1998
                                           -----------           -----------
Land ...................................   $   346,862           $   328,591
Building and improvements ..............     3,616,269             3,470,854
Furniture, fixtures and equipment ......       383,931               300,501
Construction in progress ...............        18,837                33,708
                                           -----------           -----------
                                             4,365,899             4,133,654
Accumulated depreciation ...............      (330,555)             (178,072)
                                           -----------           -----------
                                           $ 4,035,344           $ 3,955,582
                                           ===========           ===========

                        FELCOR LODGING TRUST INCORPORATED

5.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         At December 31, 1999, the Company owned 50% interests in separate entities owning 16 hotels, a parcel of undeveloped land, and a condominium management company. The Company also owned a 97% nonvoting interest in an entity that is developing condominiums for sale and that owns an annex to a hotel owned by the Company. The Company accounts for its investments in these unconsolidated entities under the equity method.

         Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                               DECEMBER 31,
                                       --------------------------
                                           1999           1998
                                       ----------      ----------
Balance sheet information:
     Investment in hotels ..........   $  337,444      $  269,881
     Non-recourse mortgage debt ....   $  254,668      $  176,755
     Equity ........................   $  101,120      $  105,347

                                                                 YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                          1999             1998             1997
                                                        --------         --------         --------
Statements of operations information:
   Total revenues ...................................   $ 69,146         $ 57,006         $ 54,000
   Net income .......................................   $ 21,726         $ 17,438         $ 17,044

   Net income attributable to the Company ...........     10,626            8,719            8,522
   Amortization of cost in excess of book value .....     (2,142)          (1,702)          (1,559)
                                                        --------         --------         --------
   Equity in income from unconsolidated entities ....   $  8,484         $  7,017         $  6,963
                                                        ========         ========         ========

6.       DEBT

         Debt at December 31, 1999 and 1998, consists of the following (in thousands):

                                                                                                          DECEMBER 31,
                                                                                                   ------------------------
                                   COLLATERAL        INTEREST RATE              MATURITY DATE        1999           1998
                                   ----------        -------------              -------------      ----------    ----------
FLOATING RATE DEBT:
-------------------
    Line of credit                     (a)           LIBOR + 163bp              June 2001          $  351,000    $  411,000
    Senior term loan                   (a)           LIBOR + 250bp              March 2004            250,000
    Term loan                      Unsecured         LIBOR + 150bp              December 1999                       250,000
    Mortgage debt                   3 hotels         LIBOR + 200bp              February 2003          62,553
    Other                          Unsecured      Up to LIBOR + 200bp           Various                32,282        34,750
                                                                                                   ----------    ----------
    Total floating rate debt                                                                          695,835       695,750
                                                                                                   ----------    ----------

FIXED RATE DEBT:
----------------

    Line of credit - swapped           (a)            7.17 - 7.56%              March 2000-2001       313,000       325,000
    Publicly-traded term notes         (a)               7.38%                  October 2004          174,377       174,249
    Publicly-traded term notes         (a)               7.63%                  October 2007          124,221       124,122
    Mortgage debt                  15 hotels             7.24%                  November 2022         142,542       145,062
    Senior term loan - swapped         (a)               8.30%                  March 2000-2004       125,000
    Mortgage debt                   3 hotels             6.97%                  December 2002                        43,836
    Mortgage debt                   7 hotels             7.54%                  April 2009             99,075
    Mortgage debt                   6 hotels             7.55%                  June 2009              74,483
    Other                          13 hotels          6.96% - 7.23%             2000 - 2005            85,421        86,715
                                                                                                   ----------    ----------
    Total fixed rate debt                                                                           1,138,119       898,984
                                                                                                   ----------    ----------
           Total debt                                                                              $1,833,954    $1,594,734
                                                                                                   ==========    ==========


(a) Collateralized by stock and partnership interests in certain subsidiaries of FelCor.

                        FELCOR LODGING TRUST INCORPORATED

6.  DEBT -- (CONTINUED)

         On March 4, 1999 the Company completed a $63 million first mortgage term loan ("Mortgage Loan"). The Mortgage Loan is collateralized by three hotels, bears interest at 200 basis points over LIBOR, matures in February 2003 and amortizes over 25 years. The proceeds from this loan were used to pay off a $44 million mortgage loan due December 2002 and to acquire ownership of land previously held under ground leases.

         On April 1, 1999, the Company entered into a $375 million term loan ("the Senior Term Loan") increasing its credit facilities to $1.2 billion, consisting of the Senior Term Loan which matures in March 2004 and an $850 million revolving line of credit ("Line of Credit") which matures in June 2001. The Line of Credit, Senior Term Loan and the Company's publicly traded term notes are collateralized by stock and partnership interests in certain subsidiaries of FelCor. The financial covenants in the Senior Term Loan are consistent with those in the Company's existing Line of Credit. If the Company achieves investment grade credit ratings from the applicable rating agencies, or when the Senior Term Loan is retired, the stock and partnership interest collateral will be released. The proceeds of the Senior Term Loan were used to prepay a $250 million term loan, which was to mature on December 31, 1999, and initially to reduce borrowings under the Company's Line of Credit. Interest payable on borrowings under the credit facilities is variable, determined from a ratings and leverage-based pricing matrix, ranging from 87.5 basis points to 275 basis points above LIBOR (30-day LIBOR at December 31, 1999, was 5.83%). The interest rate spread on the Line of Credit ranged from 150 to 162.5 basis points in 1999. Additionally, the Company is required to pay an unused commitment fee on the Line of Credit which is variable, determined from a ratings-based pricing matrix, ranging from 20 to 30 basis points. In 1999 and 1998, the Company wrote off approximately $1.1 million and $2.5 million, respectively, of deferred financing fees relating to the term loan of $250 million and the previous unsecured credit facility of $550 million, respectively. For the years ended December 31, 1999, 1998, and 1997, the Company paid interest on its unsecured credit facilities at weighted average interest rates of 7.1%, 7.1%, and 7.6%, respectively. At December 31, 1999, the Company had borrowing capacity under its Line of Credit of $186 million.

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

         On May 13, 1999, the Company closed a 10-year, $75 million mortgage loan. This loan is non-recourse (with certain exceptions), is collateralized by six Embassy Suites hotels, carries a fixed rate coupon of 7.55%, matures in June 2009 and amortizes over 25 years. The proceeds from this loan were used initially to reduce outstanding borrowings under the Company's Line of Credit.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 1999, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Senior Term Loan. Most of the mortgage debt is non-recourse to the Company (with certain exceptions) and contain provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment, yield maintenance, or defeasance obligations.

                        FELCOR LODGING TRUST INCORPORATED

6.  DEBT -- (CONTINUED)

         Future scheduled principal payments on debt obligations at December 31, 1999 are as follows (in thousands):

YEAR
----
2000 ...................................   $        42,608
2001 ...................................           684,588
2002 ...................................             9,622
2003 ...................................            90,768
2004 ...................................           559,306
2005 and thereafter ....................           448,463
                                           ---------------
                                                 1,835,355
Discount accretion over term ...........            (1,401)
                                           ---------------
                                           $     1,833,954
                                           ===============



         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit and Senior Term Loan without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at December 31, 1999, are summarized in the following table:

                                                      EFFECTIVE
                                                      SWAP RATE
                                                      RECEIVED
                      SWAP RATE        EFFECTIVE    (VARIABLE) AT     SWAP
NOTIONAL AMOUNT       PAID (FIXED)     FIXED RATE     12/31/99      MATURITY
---------------       ------------     ----------   -------------   --------
  $113 million          5.9300%        7.5550%       7.7450%        March 2000
  $ 75 million          5.9375%        7.5625%       7.7450%        March 2000
  $ 25 million          5.5750%        7.1830%       8.1013%         July 2001
  $ 25 million          5.5480%        7.1730%       8.1013%         July 2001
  $ 75 million          5.5550%        7.1800%       8.1013%         July 2001
  $100 million          5.7955%        8.2960%       8.9763%         July 2003
  $ 25 million          5.8260%        8.3260%       8.9763%         July 2003
  ------------
  $438 million
  ============

         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company, pursuant to the terms of its interest rate agreement, and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk in that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 1999.

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Management estimates the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) the note receivable approximates carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; (iii) the borrowings under the Line of Credit, Senior Term loan and various other mortgage notes approximate carrying value because these borrowings accrue interest at floating interest rates based on market. The estimated fair value of the Company's fixed rate debt of $700 million is $568 million at December 31, 1999, based on current market interest rates estimated by the Company for similar debt with similar maturities.

         The Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net gain on these instruments was approximately $6.3 million at December 31, 1999, which represents the amount the Company would receive to terminate the agreements based on current market rates.

8.       CAPITAL STOCK

         As of December 31, 1999, the Company had approximately $946 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

Preferred Stock

         The Board of Directors is authorized to provide for the issuance of up to 20,000,000 shares of Preferred Stock in one or more series, to establish the number of shares in each series, to fix the designation, powers preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

         In 1996 the Company issued 6.1 million shares of its $1.95 Series A Preferred Stock at $25 per share. The Series A Preferred Stock bears an annual dividend equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. Each share of the Series A Preferred Stock is convertible at the shareholder's option to
0.7752 shares of Common Stock, subject to certain adjustments, and may not be redeemed by the Company before April 30, 2001.

         On May 1, 1998, the Company issued 5.75 million depositary shares, representing 57,500 shares of 9% Series B Preferred Stock, at $25 per depositary share. The Series B Preferred Stock and the corresponding depositary shares may be called by FelCor at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities of FelCor. The Series B Preferred Stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and is entitled to annual dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share).

         At December 31, 1999, all dividends then payable on the Series A and Series B Preferred Stock had been paid.

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

Treasury Stock Repurchase Program

         On September 3, 1999, FelCor announced that its Board of Directors had authorized the Company to repurchase up to $100 million of its outstanding common shares. At December 31, 1999, the Company had completed the repurchase of approximately 5.8 million common shares at a cost of approximately $98.4 million which has been recorded as treasury stock.

9.       TAXES, INSURANCE AND OTHER

         Taxes, insurance and other is comprised of the following for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                                        1999           1998           1997
                                                     ----------     ----------     ----------
Real estate and personal property taxes ..........   $   52,118     $   32,892     $   18,976
Property insurance ...............................        3,481          2,341          1,627
State franchise taxes and Canadian income tax ....        3,973          1,609            718
Other ............................................                         316            162
                                                     ----------     ----------     ----------
           Total taxes, insurance, and other .....   $   59,572     $   37,158     $   21,483
                                                     ==========     ==========     ==========

10.      LAND LEASES

         The Company leases land occupied by certain hotels from third parties under various operating leases. Certain leases contain contingent rent features based on gross revenue at the respective hotels. Future minimum lease payments under the Company's land lease obligations at December 31, 1999, are as follows (in thousands):

    YEAR
    ----
    2000                                     $  18,358
    2001                                        18,346
    2002                                        17,951
    2003                                        17,767
    2004                                        17,703
    2005 and thereafter                        265,115
                                             ---------
                                             $ 355,240
                                             =========

11.      COMMITMENTS AND RELATED PARTY TRANSACTIONS

     Commitments

         The Company is to receive rental income from the Lessees under the Percentage Leases, which expire in 2002 (five hotels), 2003 (three hotels), 2004 (12 hotels), 2005 (19 hotels), 2006 (26 hotels), 2007 (37 hotels), 2008 (54 hotels), and thereafter (15 hotels). The rental income under the Percentage Leases between 14 of the unconsolidated entities, of which the Company owns 50%, is payable by the Lessee to the respective entities and is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) payable to the Company under these noncancelable operating leases at December 31, 1999 is as follows (in thousands):

                                                                         LESSEES
                                                                   ----------------------
                                                                   DJONT          BRISTOL          TOTAL
                                                                   -----          -------          -----
              YEAR
              ----
              2000...........................................   $   140,235    $   180,055       $  320,290
              2001...........................................       143,609        180,076          323,685
              2002...........................................       143,966        180,049          324,015
              2003...........................................       130,445        177,302          307,747
              2004                                                  126,885        169,930          296,815
              2005 and thereafter............................       392,499        650,239        1,042,738
                                                                -----------     ----------       ----------
                                                                $ 1,077,639     $1,537,651       $2,615,290
                                                                ===========     ==========       ==========

         The Percentage Lease revenue is based on a percentage of room and suite revenues, and a varying combination of food and beverage revenues, food and beverage rents, and other revenues of the Hotels. Both the base rent and the threshold suite revenue in each lease computation are subject to adjustments for changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 2000 ranged from 1.05% to 2.20%, dependent upon the Lessee. The CPI adjustments for 1999 ranged from 0.55% to 1.5%, dependent upon the Lessee, and in 1998 was 0.50%.

         Under the Percentage Leases, the Operating Partnership is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the Hotels, and to set aside a portion of the hotels' revenues (varying from 4% of room and suite revenue to 3% of total hotel revenue) per month, on a cumulative basis, to fund capital expenditures for the periodic replacement or refurbishment of furniture, fixtures and equipment required for the retention of the franchise licenses with respect to the Hotels. Included in cash and cash equivalents at December 31, 1999 and 1998, were cash balances held by the Hotel managers for these capital expenditures of $19.9 million and $14.8 million, respectively.

     Related Party Transactions

         The Company shares the executive offices and certain employees with FelCor, Inc., and DJONT, and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel (other than Mr. Corcoran, whose compensation is borne solely by the Company), office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. Any such allocation of shared expenses to the Company is required to be approved by a majority of the Independent Directors. During 1999, 1998, and 1997, the Company paid approximately $5.7 million (approximately 89.5%), $2.8 million (approximately 63%), and $1.3 million (approximately 38%), respectively, of the allocable expenses under this arrangement.

11.      COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Included in the mortgage debt of the unconsolidated entities is a mortgage loan payable to the Company in the amount of $7.8 million for 1999 and 1998. The note bears a fixed interest rate of 8% per annum with a 30 year amortization, matures on December 31, 2004, and is collateralized by a Mortgage and Assignment of Leases and Rents with respect to the annex of the hotel owned by an entity in which the Company has a 97% nonvoting interest.

12.      SUPPLEMENTAL CASH FLOW DISCLOSURE

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of hotels in 1998 and 1997. During 1999 the Company purchased the land related to three hotels, which was previously leased. These purchases were recorded under the purchase method of accounting. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):

                                         1999                1998                1997
                                      -----------         -----------         -----------
Assets acquired ...................   $    19,776         $ 2,427,027         $   588,053
Liabilities assumed ...............        (7,800)           (940,906)             (5,932)
Common Stock and Units issued .....        (1,174)         (1,152,856)
Minority interest contribution ....                            (6,989)             (8,021)
                                      -----------         -----------         -----------
           Net cash paid ..........   $    10,802         $   326,276         $   574,100
                                      ===========         ===========         ===========

         Under the Merger Agreement with Bristol Hotel Company, FelCor provided Bristol a $120 million interim credit facility (the "Interim Credit Facility"). At July 28, 1998, the Interim Credit facility was assumed and canceled by FelCor upon completion of the Merger.

         Approximately $39.7 million, $67.3 million, and $24.7 million of aggregate preferred stock dividends and common stock distributions had been declared as of December 31, 1999, 1998, and 1997, respectively. These amounts were paid in the following January of each year.

         In 1998 the Company entered into a joint venture, in which the Company contributed a hotel with a net book value of $53.9 million for a 60% equity interest in the venture. The Company has consolidated this venture in the financial statements and recorded increases of $34.4 million in investment in hotels and minority interest in other partnerships.

13.      STOCK BASED COMPENSATION PLANS

         The Company sponsors three restricted stock and stock option plans (the "FelCor Plans"). In addition, upon completion of the Merger, FelCor assumed two stock option plans previously sponsored by Bristol Hotel Company (the "Bristol Plans"). FelCor was initially obligated to issue up to 1,271,103 shares of its Common Stock pursuant to the Bristol Plans. No additional options may be awarded under the Bristol Plans. The FelCor Plans and the Bristol Plans are referred to collectively as the "Plans".

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

         A summary of the status of FelCor's non-qualified stock options under the Plans as of December 31, 1999, 1998, and 1997, and the changes during the years are presented below:


                                                  1999                       1998                        1997
                                         ----------------------     ----------------------     ----------------------
                                                        WEIGHTED                   WEIGHTED                   WEIGHTED
                                         # SHARES OF    AVERAGE     # SHARES OF    AVERAGE      # SHARES OF   AVERAGE
                                         UNDERLYING     EXERCISE     UNDERLYING    EXERCISE     UNDERLYING    EXERCISE
                                          OPTIONS        PRICES       OPTIONS       PRICES       OPTIONS       PRICES
                                         ----------      ------     ----------      ------     ----------      ------
Outstanding at beginning of the year ...  2,540,466      $22.53      1,670,500      $29.96      1,047,500      $25.67
Granted (A) (B) ........................      9,750      $22.13      2,445,813      $20.54        752,000      $35.70
Exercised ..............................       (760)     $10.33       (332,915)     $11.67        (31,000)     $19.11
Forfeited (B) ..........................    (52,683)     $32.41     (1,242,932)     $31.51        (98,000)     $31.56
                                         ----------                 ----------                 ----------
Outstanding at end of year .............  2,496,773      $22.32      2,540,466      $22.53      1,670,500      $29.96
                                         ==========                 ==========                 ==========
Exercisable at end of year .............    906,675      $24.58        796,499      $24.64        411,500      $24.42

         (A) 1998 grants include options covering 1,271,103 shares of Common Stock issuable as a result of the assumption of the Bristol Plans.

         (B) To enable FelCor to preserve its stock options as a meaningful element of compensation in 1998, existing option holders under the FelCor Plans employed by FelCor on a full-time basis were offered the opportunity to exchange their existing options (having exercise prices ranging from $26.44 to $38.56 per share) for a lesser number of new options having an equal value under the Black-Scholes option pricing model. Twenty-two employees accepted this offer in 1998, surrendering for cancellation existing options covering an aggregate of 1,151,500 shares of Common Stock at a weighted average exercise price of $32.807 per share for new options covering an aggregate of 840,393 shares of Common Stock at an exercise price of $22.125 per share. The new options have the same expiration dates and vesting schedules as the options surrendered for cancellation; however, none of the new options were exercisable prior to January 1, 2000.

                                            OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                             ------------------------------------------------         -------------------------------
                               NUMBER       WGTD. AVG.                                  NUMBER
   RANGE OF                  OUTSTANDING    REMAINING             WGTD AVG.           EXERCISABLE        WGTD. AVG.
EXERCISE PRICES              AT 12/31/99      LIFE             EXERCISE PRICE         AT 12/31/99      EXERCISE PRICE
---------------              -----------     -----             --------------         -----------      --------------
$10.33 to $29.50              2,206,819      7.21              $20.80                  734,890          $22.21
$30.28 to $36.63                289,954      7.63              $33.92                  171,785          $34.72
----------------             ----------      ----              ------                 --------          ------
$10.33 to $36.63              2,496,773      7.26              $22.32                  906,675          $24.58

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 9.94%; risk free interest rates are different for each grant and range from 4.65% to 6.2%; the expected lives of options are 6 years; and volatility of 18.44% for 1999 grants, 32.90% for 1998 grants, and 22.67% for grants issued in 1997. The weighted average fair value of options granted during 1999, 1998, and 1997 was $1.07, $3.35, and $4.31 per share, respectively.

                        FELCOR LODGING TRUST INCORPORATED

13.      STOCK BASED COMPENSATION PLANS -- (CONTINUED)

Restricted Stock

         A summary of the status of the Company's restricted stock grants as of December 31, 1999, 1998, and 1997 and the changes during the years are presented below:


                                                      1999                       1998                        1997
                                             ----------------------      ---------------------      ----------------------
                                                           WEIGHTED                   WEIGHTED                    WEIGHTED
                                                           AVERAGE                    AVERAGE                     AVERAGE
                                                          FAIR MARKET               FAIR MARKET                 FAIR MARKET
                                                            VALUE                      VALUE                       VALUE
                                             # SHARES      AT GRANT      # SHARES     AT GRANT      # SHARES     AT GRANT
                                             --------      --------      --------     --------      --------     ---------

Outstanding at beginning of the year .......   125,375     $   28.97       115,500    $   29.03        84,500    $   26.04
                                             ---------                   ---------                  ---------
Granted:
   With 5-year pro rata vesting ............                                 5,000    $   21.25        35,000    $   35.00
   Vest 100% at grant date .................                                 4,875    $   35.63         6,000    $   35.00
   Vest 100% within 12 months of grant .....                                                            2,500    $   36.94
                                             ---------                   ---------                  ---------
Total granted ..............................                                 9,875    $   28.35        43,500    $   35.11
Forfeited ..................................                                                          (12,500)   $   30.00
                                             ---------                   ---------                  ---------
Outstanding at end of year .................   125,375     $   28.97       125,375    $   28.97       115,500    $   29.03
                                             =========                   =========                  =========
Vested at end of year ......................    83,575     $   28.35        65,175    $   28.26        40,400    $   26.60

Pro Forma Net Income and Net Income Per Common Share

         Had the compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS 123, the Company's net income and net income per common share for 1999, 1998, and 1997 would approximate the pro forma amounts below (in thousands, except per share data):

                                         DECEMBER 31,  1999         DECEMBER 31, 1998          DECEMBER 31,  1997
                                      ------------------------   ------------------------   ------------------------
                                      AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA    AS REPORTED    PRO FORMA
SFAS 123 charge...................                  $    1,606                 $    1,799                  $  1,447
APB 25 charge.....................    $       652                $       829                $  1,017
Net income applicable to
   common shareholders............    $   106,345   $  105,391   $    93,416   $   92,446   $ 51,853       $ 51,423
Diluted net income applicable
   to common shareholders
   per common share...............    $      1.57   $     1.56   $      1.86   $     1.84   $   1.64       $   1.63

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

14.      LESSEES

         All of the Company's percentage lease revenue is derived from the Percentage Leases with the Lessees. Certain information, related to DJONT's financial statements, is as follows (in thousands):

                                                                  DECEMBER 31,
                                                          -------------------------
                                                              1999          1998
                                                          ----------      ---------
Balance Sheet Information:
   Cash and cash equivalents...........................   $   20,127      $ 28,538
   Accounts receivable, net............................   $   28,601      $ 27,561
   Total assets........................................   $   71,659      $ 63,972
   Due to FelCor Lodging Trust Incorporated............   $   22,064      $ 16,875
   Accounts payable....................................   $   12,742      $ 13,508
   Shareholders' deficit...............................   $  (13,142)     $ (8,231)

                        FELCOR LODGING TRUST INCORPORATED

14.      LESSEES -- (CONTINUED)

                                                          YEARS ENDED  DECEMBER 31,
                                              ------------------------------------------------
                                                1999                1998               1997
                                              ---------           ---------          ---------
Statement of Operations Information:
   Room and suite revenue ..............      $ 649,323           $ 618,122          $ 456,614
   Percentage lease expenses ...........      $ 307,532           $ 289,891          $ 216,990
   Net income (loss) ...................      $  (4,911)          $     844          $  (2,672)

         Certain entities owning interests in DJONT and managers for certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No such loans were outstanding at December 31, 1999.

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

         Bristol serves as both the lessee and manager of the 100 Hotels leased to it by the Company at December 31, 1999, and, as such, is compensated for both roles through the profitability of the Hotels, after meeting their operating expenses and rental obligations under the Percentage Leases.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases, and is required to maintain a minimum liquid net worth. A portion of this liquid net worth is being satisfied through a letter of credit for the benefit of the Company. This Letter of Credit is subject to periodic reductions upon satisfaction of certain conditions and, at December 31, 1999, totaled $9.1 million. According to Bristol's press release dated February 1, 2000, for the year ended December 31, 1999 and the period from July 28, 1998 through December 31, 1998, Bristol had net income of $8.2 million and $2.6 million, respectively, and at December 31, 1999 and 1998, had stockholders' equity of $43.1 million and $35.4 million, respectively.

         At December 31, 1999, the Company owned interests in 188 Hotels operating under various brand names. The Hotels generally operate pursuant to franchise license agreements which require the payment of fees based on a percentage of room and suite revenue. These fees are paid by the Lessees.

15.      EMPLOYEE BENEFITS

         The Company offers a 401(k) plan, health insurance benefits and a deferred compensation plan to its employees. In 1999, the Company's matching contribution to the 401(k) plan was $382,000 and the cost of health insurance benefits were $217,000. The deferred compensation plan offered by the Company is available only to directors and employees making in excess of $100,000 annually. The Company makes no matching or other contributions to the deferred compensation plan other than the payment of its operating and administrative expenses.

                        FELCOR LODGING TRUST INCORPORATED

16.      SEGMENT INFORMATION

The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at December 31, 1999, were DJONT and Bristol. Prior to July 28, 1998 (the date of the Bristol Merger), the Company had only one lessee, DJONT.

The following tables present information about the reportable segments for the year ended December 31, 1999 and 1998 (in thousands):

                                                                                                  CORPORATE
                                                                                     SEGMENT    NOT ALLOCABLE   CONSOLIDATED
YEAR ENDED DECEMBER 31, 1999                          DJONT        BRISTOL            TOTAL      TO SEGMENTS        TOTAL
-----------------------------------------------    -----------    ----------       -----------  -------------   -------------
Statement of Operations Information:
Percentage lease revenue.......................    $   256,128    $  234,765       $   490,893                   $   490,893
Equity in income from unconsolidated
      entities.................................    $     7,725    $      759       $     8,484                   $     8,484
Expenses:
     Depreciation..............................    $    80,969    $   71,748       $   152,717    $      231     $   152,948
     Interest expense..........................                                                   $  125,435     $   125,435
Income (loss) before nonrecurring items........    $   147,868    $  118,949       $   266,817    $ (134,860)    $   131,957
Gain on sale of hotels.........................                                                          236             236
Income (loss) before extraordinary change          $   147,868    $  118,949       $   266,817    $ (134,624)    $   132,193

Funds from operations:
Income (loss) before extraordinary charge......    $   147,868    $  118,949       $   266,817    $ (134,624)    $   132,193
Series B preferred dividends...................                                                      (12,937)        (12,937)
Depreciation...................................         80,969        71,748           152,717           231         152,948
Depreciation for unconsolidated entities.......          9,248           747             9,995                         9,995
Minority interest in Operating Partnership.....                                                        4,696           4,696
                                                   -----------    ----------       -----------    ----------     -----------
Funds from operations..........................    $   238,085    $  191,444       $   429,529    $ (142,634)    $   286,895
                                                   ===========    ==========       ===========    ==========     ===========
Weighted average common shares and
   units outstanding (1).......................                                                                       75,251

Other Information:
            Total assets.......................    $ 1,940,247    $2,243,916      $ 4,184,163    $   68,555      $ 4,252,718
            Capital expenditures...............    $    51,587    $  170,733      $   222,320                    $   222,320

                        FELCOR LODGING TRUST INCORPORATED


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.      SEGMENT INFORMATION -- (CONTINUED)







                                                                                                 CORPORATE
                                                                                    SEGMENT     NOT ALLOCABLE  CONSOLIDATED
YEAR ENDED DECEMBER 31, 1998                         DJONT         BRISTOL           TOTAL       TO SEGMENTS       TOTAL
-----------------------------------------------    -----------    ----------       ---------    -------------  ------------
Statement of Operations Information:
Percentage lease revenue......................     $   237,555    $   90,480       $   328,035                   $   328,035
Equity in income from unconsolidated
      entities................................     $     6,744    $      273       $     7,017                   $     7,017
Expenses:
      Depreciation............................     $    71,055    $   19,619       $    90,674    $      161     $    90,835
      Interest expense........................                                                    $   73,182     $    73,182
Income before nonrecurring item...............     $   143,736    $   54,233       $   197,969    $  (80,532)    $   117,437
Gain on sale of hotels........................                                                    $      477     $       477
Income (loss) before extraordinary charge.....     $   143,736    $   54,233       $   197,969    $  (80,055)    $   117,914

Funds from operations:
Income (loss) before extraordinary charge.....     $   143,736    $   54,233       $   197,969    $  (80,055)    $   117,914
Series B preferred dividends..................                                                        (8,373)         (8,373)
Depreciation..................................          71,055        19,619            90,674           161          90,835
Depreciation for unconsolidated entities......          10,254           233            10,487                        10,487
Minority interest in Operating Partnership....
                                                                                                       6,500           6,500
                                                   -----------    ----------       -----------    ----------     -----------
Funds from operations.........................     $   225,045    $   74,085       $   299,130    $  (81,767)    $   217,363
                                                   ===========    ==========       ===========    ==========     ===========
Weighted average common shares and
   units outstanding (1)......................                                                                        58,013

Other Information:
            Total assets......................     $ 2,022,975    $2,093,328       $ 4,116,303    $   59,080     $ 4,175,383
            Capital expenditures..............     $    65,264    $   65,839       $   131,103                   $   131,103

         (1) Weighted average common shares and units outstanding are computed including dilutive options and unvested stock grants, and assuming conversion of Series A preferred stock to common stock.

                        FELCOR LODGING TRUST INCORPORATED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.      SEGMENT INFORMATION -- (CONTINUED)

         The following table sets forth Percentage Lease revenue and investment in hotel assets represented by the following geographical areas as of and for the years ended December 31, (in thousands):

                          PERCENTAGE LEASE REVENUE           INVESTMENT IN HOTEL ASSETS
                        ----------------------------        ----------------------------
                           1999              1998              1999               1998
                        ----------        ----------        ----------        ----------
California .........    $   97,283        $   63,733        $  698,942        $  642,965
Texas ..............        94,782            52,220           891,626           854,558
Florida ............        61,516            45,719           542,298           519,280
Georgia ............        39,247            23,691           355,519           349,429
Other States .......       186,248           138,437         1,802,220         1,705,220
Canada .............        11,817             5,123            75,294            62,202
                        ----------        ----------        ----------        ----------
           Total ...    $  490,893        $  328,923        $4,365,899        $4,133,654
                        ==========        ==========        ==========        ==========

17.      RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" which deferred the effective date of FAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that, upon implementation, FAS 133 will not have a material impact on the financial statements of the Company.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 requires that a lessor not recognize contingent rental income until annual specified thresholds have been achieved by the lessee. During 1999, the Company's leases had quarterly, rather than annual, specified rental thresholds and the Company recognized contingent rentals earned in each quarter pursuant to the Percentage Lease terms. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 will not materially impact the Company's revenue recognition on an interim basis in 2000, since a significant majority of the Percentage Leases contain quarterly specified thresholds. SAB 101 will not impact the Company's revenue recognition on an annual basis given the Company maintains only calendar year leases. SAB 101 will have no impact on the Company's interim or annual cash flow from the Lessees, and therefore on its ability to pay dividends.

                        FELCOR LODGING TRUST INCORPORATED

18.      QUARTERLY OPERATING RESULTS (UNAUDITED)

         The Company's unaudited consolidated quarterly operating data for the years ended December 31, 1999 and 1998, follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareholders' equity and cash flows for a period of several years.

                                                          FIRST           SECOND          THIRD           FOURTH
1999                                                     QUARTER         QUARTER         QUARTER         QUARTER
----                                                     --------        --------        --------        --------
Total revenues ........................................  $126,917        $135,187        $124,082        $117,815
Income before nonrecurring items ......................  $ 36,747        $ 41,935        $ 30,021        $ 23,254
Net income applicable to common shareholders ..........  $ 30,563        $ 34,638        $ 23,837        $ 17,307
Per diluted common share data:
     Net income applicable to common shareholders .....  $   0.45        $   0.51        $   0.35        $   0.26
Weighted average common shares outstanding ............    68,344          68,351          68,221          65,543



                                                          FIRST           SECOND          THIRD           FOURTH
1998                                                     QUARTER         QUARTER         QUARTER         QUARTER
----                                                     --------        --------        --------        --------
Total revenues ........................................  $ 57,528        $ 67,402        $108,599        $106,088
Income before nonrecurring items ......................  $ 21,500        $ 24,881        $ 39,854        $ 31,202
Net income applicable to common shareholders ..........  $ 17,995        $ 20,027        $ 31,151        $ 24,243
Per diluted common share data:
     Net income applicable to common shareholders .....  $   0.49        $   0.54        $   0.53        $   0.36
Weighted average shares outstanding ...................    36,905          36,851          58,834          68,185

19.      SUBSEQUENT EVENTS

         In connection with the efforts of Bass plc to acquire Bristol, as announced on February 28, 2000, a Bass subsidiary (Bass America, Inc.) contributed 4,713,185 outstanding FelCor common shares held by it to the Operating Partnership in exchange for a like number of units of limited partner interest. This exchange will not affect FelCor's FFO or earnings per share, although it results in reducing FelCor's percentage ownership in the Operating Partnership from approximately 95% to approximately 88%.

         On January 4, 2000, FelCor announced that its Board of Directors had approved a $200 million increase to the existing $100 million stock repurchase program, authorizing the Company to purchase up to an aggregate of $300 million of its outstanding common shares. Through March 15, 2000, the Company had purchased an aggregate of 7.8 million common shares at an aggregate cost of approximately $137.3 million.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of FelCor Lodging Trust Incorporated


Our audits of the consolidated financial statements referred to in our report dated February 1, 2000, except as to the information in Note 18, for which the date is March 15, 2000, appearing on page F-2 of the Annual Report on Form 10-K of FelCor Lodging Trust Incorporated (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Dallas, Texas
February 1, 2000

                        FELCOR LODGING TRUST INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)







                                                                                  COST CAPITALIZED SUBSEQUENT
                                                        INITIAL  COST                    TO ACQUISITION
                                             --------------------------------    -----------------------------
                                                     BUILDINGS     FURNITURE             BUILDINGS   FURNITURE
                                                        AND           AND                   AND         AND
 DESCRIPTION OF PROPERTY    ENCUMBRANCES      LAND  IMPROVEMENTS    FIXTURES     LAND   IMPROVEMENTS  FIXTURES
 -----------------------    ------------      ----  ------------    --------     ----   ------------  --------
Birmingham, AL (1)            $12,483        $2,843      $29,286      $   160              $  701      $3,801
Montgomery E. I-85, AL (2)                      836        7,272          251               2,590       1,038
Texarkana I-30, AR (2)                                     5,245          162                 550       1,249
Flagstaff, AZ (1)                               900        6,825          268               1,637       1,220
Phoenix (Airport), AZ (1)                     2,969       25,828          891               2,649         928
Phoenix (Camelback), AZ(1)                                38,998          612    4,695        925       5,486
Phoenix (Crescent), AZ (3)                    3,608       29,583        2,887                 266         658
Scottsdale, AZ (4)                                        12,430          384                  19         112
Tempe, AZ (1)                  12,363         3,951       34,371        1,185               1,144       2,077
Anaheim, CA (1)                11,470         2,548       14,832          607                 516       3,804
Dana Point, CA (5)                            1,787       15,545          536                 357       2,972
Irvine Orange Co., CA (6)                     4,981       43,338        1,494               1,093       1,243
LAX Airport, CA (1)                           2,660       17,997          798                 728       5,816
LAX Century, CA (1)                           2,207       18,764        1,104                 191         702
Mandalay Beach, CA (1)                        2,930       22,125          879                 717       5,405
Milpitas, CA (1)               21,497         4,021       23,677          562               1,155       4,297
Milpitas San Jose N., CA(6)                   4,153       36,130        1,246               6,311       1,237
Napa, CA (1)                   11,295         3,287       14,205          494                 941       3,304
Palm Desert, CA (1)             8,839         2,368       20,598          710               1,591       2,673
Pleasanton, CA (6)                            3,169       27,569          951                 145         225
San Diego on the Bay, CA(2)                               68,633        2,123                  10         110
Santa Barbara, CA (2)               6         1,692       14,723          508                  69         187
SF Burlingame, CA (1)                                     39,929          818                 110       4,022
SF Financial District, CA(2)                              21,679          670               1,843       1,253
SF Fisherman's Wharf, CA(2)                               62,202        1,924                 749         373
SF Union Square, CA (6)                       8,514       74,076        2,554               3,436         970
So. San Francisco, CA (1)                     3,418       31,737          527                 880       4,529
Beaver Creek, CO (7)                          1,134        9,864          340      (16)        93       1,123
Denver, CO (5)                                2,432       21,158          730                 215       2,228
Hartford Downtown, CT (6)                     2,327       20,243          698               5,902       3,124
Stamford, CT (8)                                          37,356        1,155               1,459         630
Wilmington, DE (5)                            1,379       12,487          431                 507       2,222
Boca Raton, FL (5)                            5,433        2,796          468                 166       1,193
Boca Raton, FL (1)                            1,868       16,253          560                 242       3,482
Cocoa Beach, FL (2)                           2,304       20,046          691               4,898       4,885
Deerfield Beach, FL (1)        15,491         4,523       29,443          917       18      1,270       4,548
Ft. Lauderdale, FL (1)         16,544         5,329       47,850          903       45      1,530       5,223
Ft. Lauderdale, FL (3)                        3,009       26,177          903               1,926       1,041
Jacksonville, FL (1)                          1,130        9,608          456               5,083       2,116
Kissimmee Nikki Bird, FL(2)                               31,652          979               5,186       2,709
Miami Airport, FL (6)                                     26,146          809                 922       1,439
Miami (Airport), FL (1)        13,374         4,135       24,950        1,171                 816       5,589
Orlando Int'l Airport, FL(8)                  2,564       22,310          769                  40         211
Orlando Int'l Drive, FL(2)                    5,142       44,735        1,543               1,614       1,591
Orlando (North), FL (1)                       1,673       14,218          684               5,154       2,108
Orlando (South), FL (1)                       1,632       13,870          799                 457       2,071
Tampa Busch Gardens, FL(5)                      672       12,387          226                 181         935








                                                                            ACCUMULATED     NET BOOK
                                        GROSS AMOUNTS AT WHICH             DEPRECIATION       VALUE
                                      CARRIED AT CLOSE OF PERIOD             BUILDINGS      BUILDINGS
                                ------------------------------------------      AND            AND
                                         BUILDINGS     FURNITURE            IMPROVEMENTS  IMPROVEMENTS;
                                            AND           AND               FURNITURE &    FURNITURE &     DATE OF
 DESCRIPTION OF PROPERTY        AND     IMPROVEMENTS    FIXTURES    TOTAL     FIXTURES       FIXTURES    CONSTRUCTION
 -----------------------        ---     ------------    --------    -----     --------       --------    ------------
Birmingham, AL (1)               2,843      $29,987      $3,961    $ 36,791      $5,178       $31,613        1987
Montgomery E. I-85, AL (2)         836        9,862       1,289      11,987         548        11,439        1964
Texarkana I-30, AR (2)                        5,795       1,411       7,206         321         6,885        1970
Flagstaff, AZ (1)                  900        8,462       1,488      10,850       2,168         8,682        1988
Phoenix (Airport), AZ (1)        2,969       28,477       1,819      33,265       1,326        31,939        1981
Phoenix (Camelback), AZ(1)       4,695       39,923       6,098      50,716       7,583        43,133        1985
Phoenix (Crescent), AZ (3)       3,608       29,849       3,545      37,002       3,523        33,479        1986
Scottsdale, AZ (4)                           12,449         496      12,945         526        12,419        1970
Tempe, AZ (1)                    3,951       35,515       3,262      42,728       2,020        40,708        1986
Anaheim, CA (1)                  2,548       15,348       4,411      22,307       4,405        17,902        1987
Dana Point, CA (5)               1,787       15,902       3,508      21,197       2,414        18,783        1992
Irvine Orange Co., CA (6)        4,981       44,431       2,737      52,149       1,969        50,180        1986
LAX Airport, CA (1)              2,660       18,725       6,614      27,999       6,242        21,757        1985
LAX Century, CA (1)              2,207       18,955       1,806      22,968       2,202        20,766        1990
Mandalay Beach, CA (1)           2,930       22,842       6,284      32,056       5,514        26,542        1986
Milpitas, CA (1)                 4,021       24,832       4,859      33,712       5,446        28,266        1987
Milpitas San Jose N., CA(6)      4,153       42,441       2,483      49,077       1,680        47,397        1987
Napa, CA (1)                     3,287       15,146       3,798      22,231       3,440        18,791        1985
Palm Desert, CA (1)              2,368       22,189       3,383      27,940       1,553        26,387        1984
Pleasanton, CA (6)               3,169       27,714       1,176      32,059       1,203        30,856        1986
San Diego on the Bay, CA(2)                  68,643       2,233      70,876       2,873        68,003        1965
Santa Barbara, CA (2)            1,692       14,792         695      17,179         658        16,521        1969
SF Burlingame, CA (1)                        40,039       4,840      44,879       7,044        37,835        1986
SF Financial District, CA(2)                 23,522       1,923      25,445       1,093        24,352        1970
SF Fisherman's Wharf, CA(2)                  62,951       2,297      65,248       2,646        62,602        1970
SF Union Square, CA (6)          8,514       77,512       3,524      89,550       3,385        86,165        1970
So. San Francisco, CA (1)        3,418       32,617       5,056      41,091       6,344        34,747        1988
Beaver Creek, CO (7)             1,118        9,957       1,463      12,538       1,913        10,625        1989
Denver, CO (5)                   2,432       21,373       2,958      26,763       1,489        25,274        1989
Hartford Downtown, CT (6)        2,327       26,145       3,822      32,294       1,498        30,796        1973
Stamford, CT (8)                             38,815       1,785      40,600       1,670        38,930        1984
Wilmington, DE (5)               1,379       12,994       2,653      17,026         947        16,079        1972
Boca Raton, FL (5)               5,433        2,962       1,661      10,056       1,350         8,706        1989
Boca Raton, FL (1)               1,868       16,495       4,042      22,405       4,010        18,395        1989
Cocoa Beach, FL (2)              2,304       24,944       5,576      32,824       1,451        31,373        1960
Deerfield Beach, FL (1)          4,541       30,713       5,465      40,719       6,192        34,527        1987
Ft. Lauderdale, FL (1)           5,374       49,380       6,126      60,880       8,657        52,223        1986
Ft. Lauderdale, FL (3)           3,009       28,103       1,944      33,056       1,459        31,597        1986
Jacksonville, FL (1)             1,130       14,691       2,572      18,393       3,039        15,354        1986
Kissimmee Nikki Bird, FL(2)                  36,838       3,688      40,526       1,741        38,785        1974
Miami Airport, FL (6)                        27,068       2,248      29,316       1,360        27,956        1983
Miami (Airport), FL (1)          4,135       25,766       6,760      36,661       6,550        30,111        1987
Orlando Int'l Airport, FL(8)     2,564       22,350         980      25,894         977        24,917        1984
Orlando Int'l Drive, FL(2)       5,142       46,349       3,134      54,625       1,933        52,692        1972
Orlando (North), FL (1)          1,673       19,372       2,792      23,837       4,200        19,637        1985
Orlando (South), FL (1)          1,632       14,327       2,870      18,829       4,029        14,800        1985
Tampa Busch Gardens, FL(5)         672       12,568       1,161      14,401       1,852        12,549        1985









                                         LIFE UPON
                                            WHICH
                                        DEPRECIATION
                              DATE      IN STATEMENT
 DESCRIPTION OF PROPERTY     ACQUIRED   IS COMPUTED
 -----------------------     --------   -----------
Birmingham, AL (1)           01-03-96     5 - 40 Yrs
Montgomery E. I-85, AL (2)   07-28-98     5 - 40 Yrs
Texarkana I-30, AR (2)       07-28-98     5 - 40 Yrs
Flagstaff, AZ (1)            02-16-95     5 - 40 Yrs
Phoenix (Airport), AZ (1)    05-04-98     5 - 40 Yrs
Phoenix (Camelback), AZ(1)   01-03-96     5 - 40 Yrs
Phoenix (Crescent), AZ (3)   06-30-97     5 - 40 Yrs
Scottsdale, AZ (4)           07-28-98     5 - 40 Yrs
Tempe, AZ (1)                05-04-98     5 - 40 Yrs
Anaheim, CA (1)              01-03-96     5 - 40 Yrs
Dana Point, CA (5)           02-21-97     5 - 40 Yrs
Irvine Orange Co., CA (6)    07-28-98     5 - 40 Yrs
LAX Airport, CA (1)          03-27-96     5 - 40 Yrs
LAX Century, CA (1)          02-18-97     5 - 40 Yrs
Mandalay Beach, CA (1)       05-08-96     5 - 40 Yrs
Milpitas, CA (1)             01-03-96     5 - 40 Yrs
Milpitas San Jose N., CA(6)  07-28-98     5 - 40 Yrs
Napa, CA (1)                 05-08-96     5 - 40 Yrs
Palm Desert, CA (1)          05-04-98     5 - 40 Yrs
Pleasanton, CA (6)           07-28-98     5 - 40 Yrs
San Diego on the Bay, CA(2)  07-28-98     5 - 40 Yrs
Santa Barbara, CA (2)        07-28-98     5 - 40 Yrs
SF Burlingame, CA (1)        11-06-95     5 - 40 Yrs
SF Financial District, CA(2) 07-28-98     5 - 40 Yrs
SF Fisherman's Wharf, CA(2)  07-28-98     5 - 40 Yrs
SF Union Square, CA (6)      07-28-98     5 - 40 Yrs
So. San Francisco, CA (1)    01-03-96     5 - 40 Yrs
Beaver Creek, CO (7)         02-20-96     5 - 40 Yrs
Denver, CO (5)               03-15-98     5 - 40 Yrs
Hartford Downtown, CT (6)    07-28-98     5 - 40 Yrs
Stamford, CT (8)             07-28-98     5 - 40 Yrs
Wilmington, DE (5)           03-20-98     5 - 40 Yrs
Boca Raton, FL (5)           11-15-95     5 - 40 Yrs
Boca Raton, FL (1)           02-28-96     5 - 40 Yrs
Cocoa Beach, FL (2)          07-28-98     5 - 40 Yrs
Deerfield Beach, FL (1)      01-03-96     5 - 40 Yrs
Ft. Lauderdale, FL (1)       01-03-96     5 - 40 Yrs
Ft. Lauderdale, FL (3)       05-04-98     5 - 40 Yrs
Jacksonville, FL (1)         07-28-94     5 - 40 Yrs
Kissimmee Nikki Bird, FL(2)  07-28-98     5 - 40 Yrs
Miami Airport, FL (6)        07-28-98     5 - 40 Yrs
Miami (Airport), FL (1)      01-03-96     5 - 40 Yrs
Orlando Int'l Airport, FL(8) 07-28-98     5 - 40 Yrs
Orlando Int'l Drive, FL(2)   07-28-98     5 - 40 Yrs
Orlando (North), FL (1)      07-28-94     5 - 40 Yrs
Orlando (South), FL (1)      07-28-94     5 - 40 Yrs
Tampa Busch Gardens, FL(5)   11-15-95     5 - 40 Yrs

                        FELCOR LODGING TRUST INCORPORATED

                                                                                                 COST CAPITALIZED SUBSEQUENT
                                                                  INITIAL COST                         TO ACQUISITION
                                                        -------------------------------      -----------------------------------
                                                                 BUILDINGS    FURNITURE                  BUILDINGS     FURNITURE
                                                                    AND          AND                        AND           AND
DESCRIPTION OF PROPERTY                ENCUMBRANCES     LAND    IMPROVEMENTS   FIXTURES      LAND       IMPROVEMENTS    FIXTURES
-----------------------                ------------     ----    ------------   --------      ----       ------------    --------

Tampa Busch Gardens, FL (2)                                         9,534         295                      8,879          4,172
Tampa Rocky Point, FL (5)                               2,142      18,639         643                        887          2,346
WDW Village, FL (5)                                     2,896      25,196         869                        192          2,601
Atlanta, GA (4)                                         1,266      11,017         380                        151            328
Atlanta Airport, GA (6)                                            40,943       1,266                        119            317
Atlanta Airport, GA (1)                                            22,342         770        2,568         1,920            296
Atlanta Airport North, GA (2)                18                    34,531       1,068                        205            238
Atlanta Buckhead, GA (1)                                7,303      38,996       2,437                        572          1,951
Atlanta-Courtyd by Marriott, GA (9)                     2,025      17,618         608                         35             83
Atlanta Galleria, GA (3)                                5,052      28,507       2,526                        150            313
Atlanta Gateway, GA (3)                                 5,113      22,857       2,105                        232          3,592
Atlanta Perimeter, GA (8)                    11                    20,556         636                        153            348
Atlanta Powers Ferry, GA (6)                 11         3,411      29,672       1,023                        530            285
Atlanta South (Jonesboro), GA (2)             3           864       7,515         259                        102            147
Brunswick, GA (1)                                         705       6,067         247                         78            839
Columbus N. Airport, GA (2)                                         7,026         217                        319          2,331
Marietta, GA (10)                                         952       8,285         286                        377            469
Davenport, IA (2)                                         547       4,763         164                        133            173
Davenport, IA (10)                                        434       3,776         130                         32             93
Chicago Allerton, IL (6)                                3,343      29,086       1,003                     55,907          6,283
Chicago O'Hare, IL (3)                                  8,178      37,043       2,886                        498            773
Deerfield, IL (1)                                       2,305      20,054         692                        707          1,229
Moline, IL (10)                                           505       4,398         152                         51            105
Moline Airport, IL (2)                      538           822       7,149         247                         57            198
Moline Airport, IL (11)                     175           232       2,021          70                         43            155
Colby, KS (11)                                            339       2,950         102                        260             37
Great Bend, KS (2)                                        549       4,780         165                        148            262
Hays, KS (2)                                 43           597       5,190         179                         70            173
Hays, KS (10)                                             243       2,112          73                          8             47
Salina, KS (2)                            5,249           502       4,370         151                         84            268
Salina, KS (11)                                           341       2,964         102                         16             87
Lexington, KY (12)                                      1,955      13,604         587                        363          1,774
Lexington, KY (3)                                                  21,644         746        2,488           403            465
Baton Rouge, LA (1)                       8,025         2,350      19,092         525                        462          3,822
New Orleans French Quarter, LA (2)           35         5,264      45,793       1,579                        164            438
New Orleans, LA (1)                                     2,570      22,300         895                      4,423          3,087
Boston Gov't Center, MA (8)                                        45,452       1,406                         97            234
Boston - Marlborough, MA (1)                              947       8,143         325          761        12,922          4,821
Leominster Four Points, MA (3)                            900       7,830         270                         77            307
BWI, MD (5)                                             2,568      22,433         770                        177            658
Troy, MI (5)                                            2,968      25,905         909                        138            343
Bloomington Airport W, MN (1)                           2,038      17,731         611                        174          1,676
Minneapolis Airport, MN (1)              15,851         5,417      36,508         602                        219          3,254
Minneapolis Downtown, MN (1)                              818      16,820         505                        234          3,346
St. Paul, MN (1)                                        1,156      17,315         849                        140          3,256
Kansas City, MO (2)                                       973       8,461         292                       (391)         2,948
St. Louis, MO (1)                                       3,179      27,659         954                        229          2,728
St. Louis Westport, MO (2)                              2,767      24,072         830                        144            372
Jackson Briarwood, MS (10)                    1           747       6,501         224                         17             48
Jackson Downtown, MS (6)                      5         2,226      19,370         668                         97            311
Jackson North, MS (2)                         6         1,643      14,296         493                        229            276

                                                   GROSS AMOUNTS AT WHICH              ACCUMULATED     NET BOOK
                                                 CARRIED AT CLOSE OF PERIOD           DEPRECIATION       VALUE
                                         -------------------------------------------  BUILDINGS AND  BUILDINGS AND
                                                    BUILDINGS        FURNITURE        IMPROVEMENTS;  IMPROVEMENTS;
                                                       AND              AND            FURNITURE &    FURNITURE &      DATE OF
DESCRIPTION OF PROPERTY                  LAND      IMPROVEMENTS      FIXTURES  TOTAL     FIXTURES       FIXTURES     CONSTRUCTION
-----------------------                  ----      ------------      --------  -----     --------       --------     ------------

Tampa Busch Gardens, FL (2)                            18,413          4,467   22,880      1,172         21,708          1966
Tampa Rocky Point, FL (5)                2,142         19,526          2,989   24,657      1,813         22,844          1986
WDW Village, FL (5)                      2,896         25,388          3,470   31,754      2,487         29,267          1987
Atlanta, GA (4)                          1,266         11,168            708   13,142        520         12,622          1963
Atlanta Airport, GA (6)                                41,062          1,583   42,645      1,757         40,888          1975
Atlanta Airport, GA (1)                  2,568         24,262          1,066   27,896      1,155         26,741          1989
Atlanta Airport North, GA (2)                          34,736          1,306   36,042      1,435         34,607          1967
Atlanta Buckhead, GA (1)                 7,303         39,568          4,388   51,259      5,118         46,141          1988
Atlanta-Courtyd by Marriott, GA (9)      2,025         17,653            691   20,369        764         19,605          1963
Atlanta Galleria, GA (3)                 5,052         28,657          2,839   36,548      3,143         33,405          1990
Atlanta Gateway, GA (3)                  5,113         23,089          5,697   33,899      3,295         30,604          1986
Atlanta Perimeter, GA (8)                              20,709            984   21,693        902         20,791          1985
Atlanta Powers Ferry, GA (6)             3,411         30,202          1,308   34,921      1,303         33,618          1981
Atlanta South (Jonesboro), GA (2)          864          7,617            406    8,887        339          8,548          1973
Brunswick, GA (1)                          705          6,145          1,086    7,936      1,347          6,589          1988
Columbus N. Airport, GA (2)                             7,345          2,548    9,893        499          9,394          1969
Marietta, GA (10)                          952          8,662            755   10,369        462          9,907          1986
Davenport, IA (2)                          547          4,896            337    5,780        267          5,513          1966
Davenport, IA (10)                         434          3,808            223    4,465        195          4,270          1985
Chicago Allerton, IL (6)                 3,343         84,993          7,286   95,622      1,877         93,745          1923
Chicago O'Hare, IL (3)                   8,178         37,541          3,659   49,378      3,989         45,389          1994
Deerfield, IL (1)                        2,305         20,761          1,921   24,987      2,722         22,265          1987
Moline, IL (10)                            505          4,449            257    5,211        224          4,987          1985
Moline Airport, IL (2)                     822          7,206            445    8,473        360          8,113          1961
Moline Airport, IL (11)                    232          2,064            225    2,521        118          2,403          1996
Colby, KS (11)                             339          3,210            139    3,688        140          3,548          1998
Great Bend, KS (2)                         549          4,928            427    5,904        260          5,644          1964
Hays, KS (2)                               597          5,260            352    6,209        259          5,950          1966
Hays, KS (10)                              243          2,120            120    2,483        108          2,375          1985
Salina, KS (2)                             502          4,454            419    5,375        246          5,129          1986
Salina, KS (11)                            341          2,980            189    3,510        164          3,346          1997
Lexington, KY (12)                       1,955         13,967          2,361   18,283      2,587         15,696          1987
Lexington, KY (3)                        2,488         22,047          1,211   25,746      1,128         24,618          1989
Baton Rouge, LA (1)                      2,350         19,554          4,347   26,251      4,574         21,677          1985
New Orleans French Quarter, LA (2)       5,264         45,957          2,017   53,238      1,999         51,239          1969
New Orleans, LA (1)                      2,570         26,723          3,982   33,275      5,672         27,603          1984
Boston Gov't Center, MA (8)                            45,549          1,640   47,189      1,907         45,282          1968
Boston - Marlborough, MA (1)             1,708         21,065          5,146   27,919      4,323         23,596          1988
Leominster Four Points, MA (3)             900          7,907            577    9,384        332          9,052          1989
BWI, MD (5)                              2,568         22,610          1,428   26,606      2,317         24,289          1987
Troy, MI (5)                             2,968         26,043          1,252   30,263      2,504         27,759          1987
Bloomington Airport W, MN (1)            2,038         17,905          2,287   22,230      2,111         20,119          1980
Minneapolis Airport, MN (1)              5,417         36,727          3,856   46,000      6,365         39,635          1986
Minneapolis Downtown, MN (1)               818         17,054          3,851   21,723      4,375         17,348          1984
St. Paul, MN (1)                         1,156         17,455          4,105   22,716      4,726         17,990          1983
Kansas City, MO (2)                        973          8,070          3,240   12,283        912         11,371          1975
St. Louis, MO (1)                        3,179         27,888          3,682   34,749      1,519         33,230          1985
St. Louis Westport, MO (2)               2,767         24,216          1,202   28,185      1,088         27,097          1979
Jackson Briarwood, MS (10)                 747          6,518            272    7,537        289          7,248          1985
Jackson Downtown, MS (6)                 2,226         19,467            979   22,672        924         21,748          1975
Jackson North, MS (2)                    1,643         14,525            769   16,937        703         16,234          1957

                                                      LIFE UPON
                                                        WHICH
                                                     DEPRECIATION
                                          DATE       IN STATEMENT
DESCRIPTION OF PROPERTY                  ACQUIRED    IS COMPUTED
-----------------------                  --------    -----------

Tampa Busch Gardens, FL (2)              07-28-98    5 - 40 Yrs
Tampa Rocky Point, FL (5)                07-28-97    5 - 40 Yrs
WDW Village, FL (5)                      07-28-97    5 - 40 Yrs
Atlanta, GA (4)                          07-28-98    5 - 40 Yrs
Atlanta Airport, GA (6)                  07-28-98    5 - 40 Yrs
Atlanta Airport, GA (1)                  05-04-98    5 - 40 Yrs
Atlanta Airport North, GA (2)            07-28-98    5 - 40 Yrs
Atlanta Buckhead, GA (1)                 10-17-96    5 - 40 Yrs
Atlanta-Courtyd by Marriott, GA (9)      07-28-98    5 - 40 Yrs
Atlanta Galleria, GA (3)                 06-30-97    5 - 40 Yrs
Atlanta Gateway, GA (3)                  06-30-97    5 - 40 Yrs
Atlanta Perimeter, GA (8)                07-28-98    5 - 40 Yrs
Atlanta Powers Ferry, GA (6)             07-28-98    5 - 40 Yrs
Atlanta South (Jonesboro), GA (2)        07-28-98    5 - 40 Yrs
Brunswick, GA (1)                        07-19-95    5 - 40 Yrs
Columbus N. Airport, GA (2)              07-28-98    5 - 40 Yrs
Marietta, GA (10)                        07-28-98    5 - 40 Yrs
Davenport, IA (2)                        07-28-98    5 - 40 Yrs
Davenport, IA (10)                       07-28-98    5 - 40 Yrs
Chicago Allerton, IL (6)                 07-28-98    5 - 40 Yrs
Chicago O'Hare, IL (3)                   06-30-97    5 - 40 Yrs
Deerfield, IL (1)                        06-20-96    5 - 40 Yrs
Moline, IL (10)                          07-28-98    5 - 40 Yrs
Moline Airport, IL (2)                   07-28-98    5 - 40 Yrs
Moline Airport, IL (11)                  07-28-98    5 - 40 Yrs
Colby, KS (11)                           07-28-98    5 - 40 Yrs
Great Bend, KS (2)                       07-28-98    5 - 40 Yrs
Hays, KS (2)                             07-28-98    5 - 40 Yrs
Hays, KS (10)                            07-28-98    5 - 40 Yrs
Salina, KS (2)                           07-28-98    5 - 40 Yrs
Salina, KS (11)                          07-28-98    5 - 40 Yrs
Lexington, KY (12)                       01-10-96    5 - 40 Yrs
Lexington, KY (3)                        05-04-98    5 - 40 Yrs
Baton Rouge, LA (1)                      01-03-96    5 - 40 Yrs
New Orleans French Quarter, LA (2)       07-28-98    5 - 40 Yrs
New Orleans, LA (1)                      12-01-94    5 - 40 Yrs
Boston Gov't Center, MA (8)              07-28-98    5 - 40 Yrs
Boston - Marlborough, MA (1)             06-30-95    5 - 40 Yrs
Leominster Four Points, MA (3)           07-28-98    5 - 40 Yrs
BWI, MD (5)                              03-20-97    5 - 40 Yrs
Troy, MI (5)                             03-20-97    5 - 40 Yrs
Bloomington Airport W, MN (1)            02-01-97    5 - 40 Yrs
Minneapolis Airport, MN (1)              11-06-95    5 - 40 Yrs
Minneapolis Downtown, MN (1)             11-15-95    5 - 40 Yrs
St. Paul, MN (1)                         11-15-95    5 - 40 Yrs
Kansas City, MO (2)                      07-28-98    5 - 40 Yrs
St. Louis, MO (1)                        05-04-98    5 - 40 Yrs
St. Louis Westport, MO (2)               07-28-98    5 - 40 Yrs
Jackson Briarwood, MS (10)               07-28-98    5 - 40 Yrs
Jackson Downtown, MS (6)                 07-28-98    5 - 40 Yrs
Jackson North, MS (2)                    07-28-98    5 - 40 Yrs

                        FELCOR LODGING TRUST INCORPORATED

                                                                                                 COST CAPITALIZED SUBSEQUENT
                                                                  INITIAL COST                         TO ACQUISITION
                                                        -------------------------------      -----------------------------------
                                                                 BUILDINGS    FURNITURE                  BUILDINGS     FURNITURE
                                                                    AND          AND                        AND           AND
DESCRIPTION OF PROPERTY                ENCUMBRANCES     LAND    IMPROVEMENTS   FIXTURES      LAND       IMPROVEMENTS    FIXTURES
-----------------------                ------------     ----    ------------   --------      ----       ------------    --------

Olive Branch Exec Conf Ctr, MS (7)                     1,247       12,155        419                       1,559         1,192
Raleigh/Durham, NC (5)                                 2,124       18,476        637                         112         1,586
Omaha, NE (13)                                           923        8,029        277                         680           130
Omaha Central I-80, NE (6)                 6,604       1,795       15,614        538                         117           264
Omaha Central I-80, NE (10)                              518        4,504        155                         815           140
Omaha Central, NE (5)                                  1,877       16,328        563                         231         1,753
Omaha Northwest, NE (2)                                  979        8,519        294                       3,559         3,476
Omaha Northwest, NE (11)                                 373        3,245        112                          10           111
Omaha Southwest, NE (10)                                 464        4,036        139                         299           327
Piscataway, NJ (1)                                     1,755       17,563        527                         872         2,568
Secaucus, NJ (6)                                       2,356       20,497        707                       2,242         3,223
Albuquerque Mountainview, NM (2)                       1,322       11,505        397                          86           497
Syracuse, NY (1)                                       1,483       13,756      1,330                         303           307
Cleveland, OH (1)                                      1,755       15,329        527                       1,683         2,008
Columbus, OH (5)                                       1,918       16,691        576                         396           852
Dayton, OH (5)                                         1,140       11,223        342           149           124           938
Tulsa, OK (1)                                            525        7,344      3,117                         253         1,796
Philadelphia Center City, PA (6)                       5,793       50,395      1,738                       2,345         1,138
Philadelphia Independence Mall, PA (2)                 3,184       27,704        955                       4,686         3,080
Pittsburgh, PA (8)                                                 25,170        773                       2,373         1,072
Society Hill, PA (3)                                   4,542       45,121      1,536                         718         2,525
Charleston Mills House, SC (2)                         3,270       28,446        981                         286           791
Greenville Roper, SC (6)                               1,551       13,492        465                         588           765
Kingston Plantation, SC (1)                            2,940       24,988      1,470                       1,737         4,364
Knoxville West, TN (2)                                             11,586        358                       1,452         1,006
Nashville, TN (5)                                      1,073        9,331        322                         413           827
Nashville Airport, TN (1)                              1,118        9,506        961                         335         1,629
Nashville Airport Briley, TN (8)                                   27,889        863                       2,180           814
Amarillo I-40, TX (2)                                               5,754        178                       2,121         1,164
Austin, TX (5)                                         2,508       21,908        752                         593           303
Austin Town Lake, TX (2)                                           21,551        667                         747         1,182
Beaumont Midtown I-10, TX (2)                            685        5,964        206                       1,327         1,152
Corpus Christi, TX (1)                                 1,112        9,618        390            52           118         1,599
Dallas, TX (6)                            15,885                   30,513        944         5,624           205           554
Dallas, TX (14)                                                    13,564        420         2,409           195           500
Dallas Bristol House, TX (7)                                        1,704      8,143         1,623            18             6
Dallas Campbell Ctr, TX (5)                            3,208       27,907        962                       1,794           577
Dallas Downtown, TX (10)                               1,953       16,989        586                          18            33
Dallas Love Field, TX (1)                 13,904       1,934       16,674        757                         377         1,475
Dallas Market Center, TX (6)                  13       4,079       35,486      1,224                         555           612
Dallas Market Center, TX (1)              12,414       2,560       23,751      2,182                         450           315
Dallas Park Central, TX (1)                            1,497       12,722        647                         167         1,619
Dallas Park Central, TX (3)                            1,720       28,550      4,130                         186            88
Dallas Park Central, TX (15)                           4,513       43,125      2,507                       4,279         1,304
Dallas Regal Row, TX (4)                                 778        6,770        233                          14            36
DFW Airport, TX (14)                      28,296                   56,713      1,754        10,040           523         1,306
DFW Airport (Suites), TX (14)                 11       1,546       13,453        464                         122           148
DFW South, TX (1)                                                  35,156      1,212         4,041         2,170         1,681
Houston Galleria, TX (9)                               1,855       16,143        557                         184           271
Houston Galleria, TX (4)                                 465        4,047        140                          26            64


                                                   GROSS AMOUNTS AT WHICH              ACCUMULATED     NET BOOK
                                                 CARRIED AT CLOSE OF PERIOD           DEPRECIATION       VALUE
                                         -------------------------------------------  BUILDINGS AND  BUILDINGS AND
                                                    BUILDINGS        FURNITURE        IMPROVEMENTS;  IMPROVEMENTS;
                                                       AND              AND            FURNITURE &    FURNITURE &      DATE OF
DESCRIPTION OF PROPERTY                  LAND      IMPROVEMENTS      FIXTURES  TOTAL     FIXTURES       FIXTURES     CONSTRUCTION
-----------------------                  ----      ------------      --------  -----     --------       --------     ------------

Olive Branch Exec Conf Ctr, MS (7)       1,247        13,714          1,611    16,572        773         15,799          1972
Raleigh/Durham, NC (5)                   2,124        18,588          2,223    22,935      1,828         21,107          1987
Omaha, NE (13)                             923         8,709            407    10,039        365          9,674          1989
Omaha Central I-80, NE (6)                 795        15,731            802    18,328        711         17,617          1965
Omaha Central I-80, NE (10)                518         5,319            295     6,132        221          5,911          1991
Omaha Central, NE (5)                    1,877        16,559          2,316    20,752      2,068         18,684          1973
Omaha Northwest, NE (2)                    979        12,078          3,770    16,827        593         16,234          1974
Omaha Northwest, NE (11)                   373         3,255            223     3,851        195          3,656          1996
Omaha Southwest, NE (10)                   464         4,335            466     5,265        192          5,073          1986
Piscataway, NJ (1)                       1,755        18,435          3,095    23,285      3,406         19,879          1988
Secaucus, NJ (6)                         2,356        22,739          3,930    29,025      1,173         27,852          N/A
Albuquerque Mountainview, NM (2)         1,322        11,591            894    13,807        569         13,238          1968
Syracuse, NY (1)                         1,483        14,059          1,637    17,179      1,580         15,599          1989
Cleveland, OH (1)                        1,755        17,012          2,535    21,302      2,985        518,317          1990
Columbus, OH (5)                         1,918        17,087          1,428    20,433      1,279         19,154          1985
Dayton, OH (5)                           1,289        11,347          1,280    13,916        780         13,136          1987
Tulsa, OK (1)                              525         7,597          4,913    13,035      6,223          6,812          1985
Philadelphia Center City, PA (6)         5,793        52,740          2,876    61,409      2,325         59,084          1970
Philadelphia Independence Mall, PA (2)   3,184        32,390          4,035    39,609      1,535         38,074          1972
Pittsburgh, PA (8)                                    27,543          1,845    29,388      1,152         28,236          1988
Society Hill, PA (3)                     4,542        45,839          4,061    54,442      3,537         50,905          1986
Charleston Mills House, SC (2)           3,270        28,732          1,772    33,774      1,287         32,487          1982
Greenville Roper, SC (6)                 1,551        14,080          1,230    16,861        705         16,156          1984
Kingston Plantation, SC (1)              2,940        26,725          5,834    35,499      4,363         31,136          1987
Knoxville West, TN (2)                                13,038          1,364    14,402        698         13,704          1966
Nashville, TN (5)                        1,073         9,744          1,149    11,966      1,004         10,962          1988
Nashville Airport, TN (1)                1,118         9,841          2,590    13,549      4,031          9,518          1985
Nashville Airport Briley, TN (8)                      30,069          1,677    31,746      1,283         30,463          1981
Amarillo I-40, TX (2)                                  7,875          1,342     9,217        360          8,857          1970
Austin, TX (5)                           2,508        22,501          1,055    26,064      2,074         23,990          1987
Austin Town Lake, TX (2)                              22,298          1,849    24,147      1,125         23,022          1967
Beaumont Midtown I-10, TX (2)              685         7,291          1,358     9,334        355          8,979          1967
Corpus Christi, TX (1)                   1,164         9,736          1,989    12,889      2,477         10,412          1984
Dallas, TX (6)                           5,624        30,718          1,498    37,840      1,367         36,473          1988
Dallas, TX (14)                          2,409        13,759            920    17,088        654         16,434          1981
Dallas Bristol House, TX (7)             1,623         1,722          8,149    11,494      2,230          9,264          1997
Dallas Campbell Ctr, TX (5)              3,208        29,701          1,539    34,448      1,340         33,108          1982
Dallas Downtown, TX (10)                 1,953        17,007            619    19,579        729         18,850          1969
Dallas Love Field, TX (1)                1,934        17,051          2,232    21,217      3,602         17,615          1986
Dallas Market Center, TX (6)             4,079        36,041          1,836    41,956      1,587         40,369          1983
Dallas Market Center, TX (1)             2,560        24,201          2,497    29,258      2,666         26,592          1980
Dallas Park Central, TX (1)              1,497        12,889          2,266    16,652      3,852         12,800          1985
Dallas Park Central, TX (3)              1,720        28,736          4,218    34,674      4,499         30,175          1972
Dallas Park Central, TX (15)             4,513        47,404          3,811    55,728      1,546         54,182          1983
Dallas Regal Row, TX (4)                   778         6,784            269     7,831        295          7,536          1969
DFW Airport, TX (14)                    10,040        57,236          3,060    70,336      2,682         67,654          1987
DFW Airport (Suites), TX (14)            1,546        13,575            612    15,733        605         15,128          1989
DFW South, TX (1)                        4,041        37,326          2,893    44,260      1,934         42,326          1985
Houston Galleria, TX (9)                 1,855        16,327            828    19,010        726         18,284          1968
Houston Galleria, TX (4)                   465         4,073            204     4,742        189          4,553          1968


                                                      LIFE UPON
                                                        WHICH
                                                     DEPRECIATION
                                            DATE     IN STATEMENT
DESCRIPTION OF PROPERTY                    ACQUIRED  IS COMPUTED
-----------------------                    --------  -----------

Olive Branch Exec Conf Ctr, MS (7)        07-28-98    5 - 40 Yrs
Raleigh/Durham, NC (5)                    07-28-97    5 - 40 Yrs
Omaha, NE (13)                            07-28-98    5 - 40 Yrs
Omaha Central I-80, NE (6)                07-28-98    5 - 40 Yrs
Omaha Central I-80, NE (10)               07-28-98    5 - 40 Yrs
Omaha Central, NE (5)                     02-01-97    5 - 40 Yrs
Omaha Northwest, NE (2)                   07-28-98    5 - 40 Yrs
Omaha Northwest, NE (11)                  07-28-98    5 - 40 Yrs
Omaha Southwest, NE (10)                  07-28-98    5 - 40 Yrs
Piscataway, NJ (1)                        01-10-96    5 - 40 Yrs
Secaucus, NJ (6)                          07-28-98    5 - 40 Yrs
Albuquerque Mountainview, NM (2)          07-28-98    5 - 40 Yrs
Syracuse, NY (1)                          06-30-97    5 - 40 Yrs
Cleveland, OH (1)                         11-17-95    5 - 40 Yrs
Columbus, OH (5)                          02-04-98    5 - 40 Yrs
Dayton, OH (5)                            12-30-97    5 - 40 Yrs
Tulsa, OK (1)                             07-28-94    5 - 40 Yrs
Philadelphia Center City, PA (6)          07-28-98    5 - 40 Yrs
Philadelphia Independence Mall, PA (2)    07-28-98    5 - 40 Yrs
Pittsburgh, PA (8)                        07-28-98    5 - 40 Yrs
Society Hill, PA (3)                      10-01-97    5 - 40 Yrs
Charleston Mills House, SC (2)            07-28-98    5 - 40 Yrs
Greenville Roper, SC (6)                  07-28-98    5 - 40 Yrs
Kingston Plantation, SC (1)               12-05-96    5 - 40 Yrs
Knoxville West, TN (2)                    07-28-98    5 - 40 Yrs
Nashville, TN (5)                         06-05-97    5 - 40 Yrs
Nashville Airport, TN (1)                 07-28-94    5 - 40 Yrs
Nashville Airport Briley, TN (8)          07-28-98    5 - 40 Yrs
Amarillo I-40, TX (2)                     07-28-98    5 - 40 Yrs
Austin, TX (5)                            03-20-97    5 - 40 Yrs
Austin Town Lake, TX (2)                  07-28-98    5 - 40 Yrs
Beaumont Midtown I-10, TX (2)             07-28-98    5 - 40 Yrs
Corpus Christi, TX (1)                    07-19-95    5 - 40 Yrs
Dallas, TX (6)                            07-28-98    5 - 40 Yrs
Dallas, TX (14)                           07-28-98    5 - 40 Yrs
Dallas Bristol House, TX (7)              07-28-98    5 - 40 Yrs
Dallas Campbell Ctr, TX (5)               05-29-98    5 - 40 Yrs
Dallas Downtown, TX (10)                  07-28-98    5 - 40 Yrs
Dallas Love Field, TX (1)                 03-29-95    5 - 40 Yrs
Dallas Market Center, TX (6)              07-28-98    5 - 40 Yrs
Dallas Market Center, TX (1)              06-30-97    5 - 40 Yrs
Dallas Park Central, TX (1)               07-28-94    5 - 40 Yrs
Dallas Park Central, TX (3)               11-01-98    5 - 40 Yrs
Dallas Park Central, TX (15)              06-30-97    5 - 40 Yrs
Dallas Regal Row, TX (4)                  07-28-98    5 - 40 Yrs
DFW Airport, TX (14)                      07-28-98    5 - 40 Yrs
DFW Airport (Suites), TX (14)             07-28-98    5 - 40 Yrs
DFW South, TX (1)                         07-28-98    5 - 40 Yrs
Houston Galleria, TX (9)                  07-28-98    5 - 40 Yrs
Houston Galleria, TX (4)                  07-28-98    5 - 40 Yrs

                        FELCOR LODGING TRUST INCORPORATED

                                                                                        COST CAPITALIZED SUBSEQUENT
                                                            INITIAL COST                      TO ACQUISITION
                                                  -------------------------------   ---------------------------------
                                                           BUILDINGS    FURNITURE             BUILDINGS     FURNITURE
                                                              AND          AND                   AND           AND
DESCRIPTION OF PROPERTY          ENCUMBRANCES     LAND    IMPROVEMENTS   FIXTURES   LAND     IMPROVEMENTS    FIXTURES
-----------------------          ------------     ----    ------------   --------   ----     ------------    --------
Houston Greenway, TX (8)                  7      3,418          29,736       1,025                 292         600
Houston I-10 West, TX (4)                          586           5,099         176                  74         267
Houston I-10 West, TX (8)                        3,055          26,575         916                 167         306
Houston I-10 West, TX (10)                         478           4,155         143                 147         178
Houston Int'l Airport, TX (2)            13      3,890          33,842       1,167                 119         284
Houston Medical Center, TX (6)            6      2,493          21,687         748                 471         461
Houston Medical Center, TX (2)            8      2,284          19,869         685               1,709       1,865
Midland Country Villa, TX (2)                      404           3,517         121                  30         176
N. Dallas Addison, TX (6)            18,368      4,938          42,965       1,482                 245         595
Odessa Center, TX (2)                              487           4,238         146                  30         195
Odessa Parkway, TX (11)                            370           3,218         111                  29         109
Plano, TX (2)                                      885           7,696         265                  70         229
Plano, TX (14)                                   1,813          15,775         544                 380         783
San Antonio Airport, TX (8)                      3,371          29,326       1,011               1,302       1,163
San Antonio Downtown, TX (2)                                    22,246         688                 486         410
Waco I-35, TX (2)                                  574           4,994         172                 102         200
Salt Lake City Airport, UT (2)                                   5,346         165               1,982       1,663
Burlington, VT (3)                                 313          27,283         941                 533         707
Cambridge, CAN (2)                                 481           4,188         144                 705       1,049
Kitchener Waterloo, CAN (2)                                      9,441         292                 976         913
Peterbourough Waterfront, CAN (2)                  735           6,391         220                 281         836
Sarnia, CAN (2)                                    271           2,359          81                  19          36
Toronto Airport, CAN (8)                                        21,168         655               2,107       2,346
Toronto Yorkdale, CAN (2)                        1,578          13,725         473               1,778       1,697
                                  ---------   --------     -----------  ---------- --------  ---------   ---------
Total                             $ 248,862   $312,365     $ 3,393,375  $  138,833 $ 34,497  $ 222,894   $ 245,098
                                  =========   ========     ===========  ========== ========  =========   =========

(a) Balance at December 31, 1997                           $ 1,562,724
    Additions during the period                              2,537,222
                                                           -----------
    Balance at December 31, 1998                           $ 4,099,946
    Additions during the period                                247,116
                                                           -----------
    Balance at December 31, 1999                           $ 4,347,062



                                                GROSS AMOUNTS AT WHICH            ACCUMULATED      NET BOOK
                                              CARRIED AT CLOSE OF PERIOD         DEPRECIATION        VALUE
                                    -------------------------------------------  BUILDINGS AND    BUILDINGS AND
                                               BUILDINGS    FURNITURE            IMPROVEMENTS;    IMPROVEMENTS;
                                                  AND          AND                 FURNITURE &     FURNITURE &   DATE OF
DESCRIPTION OF PROPERTY             LAND      IMPROVEMENTS  FIXTURES      TOTAL     FIXTURES        FIXTURES   CONSTRUCTION
-----------------------             ----      ------------  --------      -----     --------        --------   ------------
Houston Greenway, TX (8)             3,418         30,028     1,625       35,071       1,347          33,724      1984
Houston I-10 West, TX (4)              586          5,173       443        6,202         244           5,958      1969
Houston I-10 West, TX (8)            3,055         26,742     1,222       31,019       1,194          29,825      1984
Houston I-10 West, TX (10)             478          4,302       321        5,101         227           4,874      1969
Houston Int'l Airport, TX (2)        3,890         33,961     1,451       39,302       1,494          37,808      1971
Houston Medical Center, TX (6)       2,493         22,158     1,209       25,860       1,023          24,837      1973
Houston Medical Center, TX (2)       2,284         21,578     2,550       26,412       1,181          25,231      1984
Midland Country Villa, TX (2)          404          3,547       297        4,248         207           4,041      1979
N. Dallas Addison, TX (6)            4,938         43,210     2,077       50,225       2,077          48,148      1985
Odessa Center, TX (2)                  487          4,268       341        5,096         203           4,893      1982
Odessa Parkway, TX (11)                370          3,247       220        3,837         167           3,670      1977
Plano, TX (2)                          885          7,766       494        9,145         386           8,759      1983
Plano, TX (14)                       1,813         16,155     1,327       19,295         815          18,480      1983
San Antonio Airport, TX (8)          3,371         30,628     2,174       36,173       1,365          34,808      1981
San Antonio Downtown, TX (2)                       22,732     1,098       23,830       1,039          22,791      1968
Waco I-35, TX (2)                      574          5,096       372        6,042         268           5,774      1970
Salt Lake City Airport, UT (2)                      7,328     1,828        9,156         328           8,828      1963
Burlington, VT (3)                   3,136         27,816     1,648       32,600       1,891          30,709      1967
Cambridge, CAN (2)                     481          4,893     1,193        6,567         261           6,306      1969
Kitchener Waterloo, CAN (2)                        10,417     1,205       11,622         410          11,212      1965
Peterbourough Waterfront, CAN (2)      735          6,672     1,056        8,463         354           8,109      1965
Sarnia, CAN (2)                        271          2,378       117        2,766         108           2,658      1970
Toronto Airport, CAN (8)                           23,275     3,001       26,276       1,178          25,098      1970
Toronto Yorkdale, CAN (2)            1,578         15,503     2,170       19,251         617          18,634      1970
                                 ---------     ----------  --------   ----------    --------      ----------
Total                            $ 346,862     $3,616,269  $383,931   $4,347,062    $330,555      $4,016,507
                                 =========     ==========  ========   ==========    ========      ==========

          (b)     Depreciation expense during the period           $   50,682
                                                                   ----------
                       Balance at December 31, 1996                    87,400
                  Depreciation expense during the period               90,672
                                                                   ----------
                       Balance at December 31, 1997                $  178,072
                  Depreciation expense during the period              152,483
                                                                   ----------
                  Balance at December 31, 1998                     $  330,555



                                                LIFE UPON
                                                  WHICH
                                               DEPRECIATION
                                      DATE     IN STATEMENT
DESCRIPTION OF PROPERTY              ACQUIRED  IS COMPUTED
-----------------------              --------  -----------
Houston Greenway, TX (8)             07-28-98   5 - 40 Yrs
Houston I-10 West, TX (4)            07-28-98   5 - 40 Yrs
Houston I-10 West, TX (8)            07-28-98   5 - 40 Yrs
Houston I-10 West, TX (10)           07-28-98   5 - 40 Yrs
Houston Int'l Airport, TX (2)        07-28-98   5 - 40 Yrs
Houston Medical Center, TX (6)       07-28-98   5 - 40 Yrs
Houston Medical Center, TX (2)       07-28-98   5 - 40 Yrs
Midland Country Villa, TX (2)        07-28-98   5 - 40 Yrs
N. Dallas Addison, TX (6)            07-28-98   5 - 40 Yrs
Odessa Center, TX (2)                07-28-98   5 - 40 Yrs
Odessa Parkway, TX (11)              07-28-98   5 - 40 Yrs
Plano, TX (2)                        07-28-98   5 - 40 Yrs
Plano, TX (14)                       07-28-98   5 - 40 Yrs
San Antonio Airport, TX (8)          07-28-98   5 - 40 Yrs
San Antonio Downtown, TX (2)         07-28-98   5 - 40 Yrs
Waco I-35, TX (2)                    07-28-98   5 - 40 Yrs
Salt Lake City Airport, UT (2)       07-28-98   5 - 40 Yrs
Burlington, VT (3)                   12-04-97   5 - 40 Yrs
Cambridge, CAN (2)                   07-28-98   5 - 40 Yrs
Kitchener Waterloo, CAN (2)          07-28-98   5 - 40 Yrs
Peterbourough Waterfront, CAN (2)    07-28-98   5 - 40 Yrs
Sarnia, CAN (2)                      07-28-98   5 - 40 Yrs
Toronto Airport, CAN (8)             07-28-98   5 - 40 Yrs
Toronto Yorkdale, CAN (2)            07-28-98   5 - 40 Yrs

Total



1.  Embassy Suites
2.  Holiday Inn
3.  Sheraton and Sheraton Suites
4.  Fairfield Inn
5.  Doubletree and Doubletree Guest Suites
6.  Crowne Plaza and Crowne Plaza Suites
7.  Independents
8.  Holiday Inn Select
9.  Courtyard by Marriott
10. Hampton Inn
11. Holiday Inn Express
12. Hilton Suites
13. Homewood Suites
14. Harvey Hotel
15. Westin

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of DJONT Operations, L.L.C. at December 31, 1999 and 1998, and the consolidated results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997, respectively, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about her whet the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Dallas, Texas
March 20, 2000

                            DJONT OPERATIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                      ASSETS
                                                                                     1999            1998
                                                                                  ----------       ----------
Cash and cash equivalents ......................................................  $   20,127       $   28,538
Accounts receivable, net .......................................................      28,601           27,561
Inventories ....................................................................       4,260            4,381
Prepaid expenses ...............................................................       1,444              471
Other assets ...................................................................       5,791            3,021
Investment in real estate, net of accumulated depreciation of $530 in 1999 .....      11,436
                                                                                  ----------       ----------
      Total assets .............................................................  $   71,659       $   63,972
                                                                                  ==========       ==========


                                    LIABILITIES AND SHAREHOLDERS' DEFICIT

      Accounts payable .........................................................  $   12,742       $   13,508
      Due to FelCor Lodging Trust Incorporated .................................      22,064           16,875
      Accrued expenses and other liabilities ...................................      37,121           41,820
      Minority interest ........................................................       5,113
      Debt .....................................................................       7,761
                                                                                  ----------       ----------
      Total liabilities ........................................................      84,801           72,203
                                                                                  ----------       ----------

      Commitments and contingencies (Notes 3 and 6)

      Shareholders' deficit:
      Capital ..................................................................           1                1
      Accumulated deficit ......................................................     (13,143)          (8,232)
                                                                                  ----------       ----------
      Total shareholders' deficit ..............................................     (13,142)          (8,231)
                                                                                  ----------       ----------
      Total liabilities and shareholders' deficit ..............................  $   71,659       $   63,972
                                                                                  ==========       ==========








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)


                                                   1999              1998            1997
                                                ---------         ---------        ---------
Revenues:
         Room and suite revenue .............   $ 649,323         $ 618,122        $ 456,614
         Food and beverage revenue ..........      87,212            77,834           34,813
         Food and beverage rent .............       5,212             4,792            4,393
         Other revenue ......................      55,903            48,781           38,690
                                                ---------         ---------        ---------
                 Total revenues .............     797,650           749,529          534,510
                                                ---------         ---------        ---------

Expenses:
         Property operating costs ...........     190,798           169,955          128,077
         General and administrative .........      61,025            56,995           39,147
         Advertising and promotion ..........      56,450            51,105           37,333
         Repair and maintenance .............      38,555            36,374           26,236
         Utilities ..........................      29,700            28,799           21,363
         Management and incentive fees ......      22,514            23,636           11,879
         Franchise fees .....................      19,253            18,102           13,407
         Food and beverage expenses .........      66,514            65,924           33,119
         Percentage lease expenses ..........     307,532           289,891          216,990
         Lessee overhead expenses ...........         991             1,990            2,332
         Liability insurance ................       2,518             1,258            3,202
         Preopening and conversion costs ....          19               569              340
         Interest expense ...................         682
         Depreciation and amortization ......         530
         Minority interest ..................         (90)
         Other ..............................       5,570             4,087            3,757
                                                ---------         ---------        ---------
                  Total expenses ............     802,561           748,685          537,182
                                                ---------         ---------        ---------
Net income (loss) ...........................   $  (4,911)        $     844        $  (2,672)
                                                =========         =========        =========















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)



Balance at December 31, 1996................................    $    (6,403)

Net loss....................................................         (2,672)
                                                                -----------

Balance at December 31, 1997................................         (9,075)

Net income..................................................            844
                                                                -----------

Balance at December 31, 1998................................         (8,231)

Net loss....................................................         (4,911)
                                                                -----------

Balance at December 31, 1999................................    $   (13,142)
                                                                ===========

























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)




                                                                                      1999             1998             1997
                                                                                    --------         --------         --------
Cash flows from operating activities:
     Net income (loss) ...................................................          $ (4,911)        $    844         $ (2,672)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
     Depreciation and amortization .......................................               530
     Minority interest in partnership income .............................               (90)
     Changes in assets and liabilities:
         Accounts receivable .............................................            (1,040)          (7,287)         (11,574)
         Inventories .....................................................               121             (915)          (1,361)
         Prepaid expenses ................................................              (973)             836           (1,052)
         Other assets ....................................................            (1,744)             950           (1,768)
         Due to FelCor Lodging Trust Incorporated ........................             5,189           (2,033)          13,382
         Accounts payable, accrued expenses and other liabilities ........            (5,488)          10,459           25,521
                                                                                    --------         --------         --------
             Net cash flow provided by (used in) operating activities ....            (8,406)           2,854           20,476
                                                                                    --------         --------         --------
Cash flows from financing activities:
         Repayment of borrowings .........................................                (5)
                                                                                    --------         --------         --------
             Net cash flow used in financing activities ..................                (5)
                                                                                    --------         --------         --------
Net change in cash and cash equivalents ..................................            (8,411)           2,854           20,476
Cash and cash equivalents at beginning of years ..........................            28,538           25,684            5,208
                                                                                    --------         --------         --------
Cash and cash equivalents at end of years ................................          $ 20,127         $ 28,538         $ 25,684
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

         Eighty-five of the hotels in which FelCor Lodging Limited Partnership (the "Operating Partnership") had an ownership interest at December 31, 1999 (the "Hotels"), are leased to DJONT Operations LLC or a consolidated subsidiary thereof ("DJONT") pursuant to percentage leases ("Percentage Leases"). Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No loans were outstanding under such agreements at December 31, 1999.

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

         At December 31, 1999, 58 of the Hotels were operated as Embassy Suites(R) hotels, 16 were operated as Doubletree(R) or Doubletree Guest Suites(R) hotels, nine were operated as Sheraton(R) or Sheraton Suites(R) hotels, one was operated as a Westin(R) hotel and one was operated as a Hilton Suites(R) hotel. Seventy-two of the Hotels are managed by subsidiaries of Hilton Hotels Corporation ("Hilton"). Hilton is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, 10 are managed by subsidiaries of Starwood Hotels and Resorts Worldwide, Inc. ("Starwood") and three are managed by independent management companies.

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

                            DJONT OPERATIONS, L.L.C.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Investment in Real Estate -- Hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives of forty years for buildings and improvements and five to seven years for furniture, fixtures, and equipment.

         The carrying value of the property is periodically reviewed to determine if circumstances indicate an impairment in the carrying value of the investment or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, DJONT will prepare a projection of the undiscounted future cash flows, without interest charges, of the hotel and determine if the investment in the property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the real estate based on discounted future cash flows. DJONT does not believe that there are any factors or circumstances indicating impairment of any of its investment in real estate.

         Revenue Recognition -- Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been within management's expectations.

         Income Taxes -- DJONT is a limited liability company which is taxed for federal income taxes purposes as a partnership and, accordingly, all taxable income or loss flows through to the shareholders.

3.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

         DJONT has future lease commitments under the Percentage Leases which expire in 2002 (5 hotels), 2004 (7 hotels), 2005 (12 hotels), 2006 (18 hotels),
2007 (23 hotels), 2008 (12 hotels), and thereafter (9 hotels). This includes one hotel which had a lease agreement entered into on October 15, 1999, but is not effective until January 1, 2000. Minimum future rental payments are computed based on the base rent as defined under the noncancellable operating leases and are as follows (in thousands):

                                              YEAR                                  AMOUNT
                                              ----                                ----------
                  2000........................................................    $  172,395
                  2001........................................................       176,965
                  2002........................................................       177,321
                  2003........................................................       163,801
                  2004........................................................       160,240
                  2005 and thereafter.........................................       512,794
                                                                                  ----------
                                                                                  $1,363,516
                                                                                  ==========

         The Percentage Lease expense is based on a percentage of room and suite revenues, food and beverage revenues, and food and beverage rents of the Hotels. Both the base rent and the threshold room and suite revenue in each lease computation is subject to adjustments in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 2000, 1999 and 1998 are 1.05%, 0.55%, and 0.50%, respectively.

                            DJONT OPERATIONS, L.L.C.

3.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Other than real estate and personal property taxes, casualty insurance, capital improvements and maintenance of underground utilities and structural elements, which are obligations of the Operating Partnership, the Percentage Leases require DJONT to pay rent, liability insurance premiums, operating costs, utilities and other charges incurred in the operation of the leased hotels.

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

         DJONT has agreed that during the term of the Percentage Leases it will maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of less than or equal to 50%, exclusive of capital leases. All of the debt recorded in DJONT's balance sheet at December 31, 1999, is held in the 3% owned consolidated subsidiary and is not considered for this test. In addition, the Lessee has agreed that it will not pay fees to any affiliate of the Lessee.

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

         DJONT shares the executive offices and certain employees with FelCor and FelCor, Inc., and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones and depreciation of office furniture, fixtures and equipment. Such allocation of shared expenses approved by a majority of FelCor's independent directors. During 1999, 1998 and 1997, DJONT paid approximately $660,000 (approximately 10%), $1.6 million (approximately 37%) and $2.1 million (approximately 61%), respectively, of the allocable expenses under this agreement.

                            DJONT OPERATIONS, L.L.C.

4.  INVESTMENT IN REAL ESTATE

         At December 31, 1999, DJONT owned thirty shares of the Class A Voting Common Stock, $0.01 par value per share of Kingston Plantation Development Corporation ("KPDC") which represents 3% of the equity and 100% of the voting interest in that entity. This investment is recorded on a consolidated basis in DJONT's financial statements.

         Through a consolidated subsidiary, KPDC owns a hotel annex adjoining the Embassy Suites in New Orleans, Louisiana. KPDC is to receive rental income from a lease agreement for this hotel which expires in November, 2008 between a wholly owned subsidiary of KPDC, as lessor, and FelCor Lodging Limited Partnership, as lessee. The future monthly rental payments under this lease at December 31, 1999 are as follows (in thousands):

YEAR                                                                         AMOUNT
----                                                                         ------
2000...............................................................          $  593
2001...............................................................             593
2002...............................................................             593
2003...............................................................             593
2004 and thereafter................................................           2,914
                                                                             ------
                                                                             $5,286
                                                                             ======

5.  OTHER ASSETS

         KPDC also owns a 50% interest in an entity developing a parcel of land. This entity is accounted for under the equity method of accounting and KPDC's equity investment of $1.0 million is reflected in other assets on DJONT's balance sheet. This unconsolidated entity had no operating income or expense for the year ended December 31, 1999. The unconsolidated entity's balance sheet consists of land, construction in progress and $24.8 million of construction loans at December 31, 1999.

6.  DEBT

         DJONT has reflected as a liability, a mortgage note, dated November 24, 1998, from a wholly-owned subsidiary of KPDC payable to FelCor Lodging Limited Partnership. The note bears a fixed interest rate of 8% per annum with a 30 year amortization and matures on December 31, 2004.

         The indebtedness is collateralized by a Mortgage and Assignment of Leases and Rents with respect to the New Orleans Embassy Suites Hotel Annex. Future scheduled principal payments on the debt are as follows (in thousands):

2000..................  $   65
2001..................      71
2002..................      77
2003..................      83
2004..................   7,465
                        ------
                        $7,761
                        ======

                            DJONT OPERATIONS, L.L.C.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 1999. Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Management estimates the fair value of accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; and the borrowing under the mortgage note approximates carrying value because it accrues interest at a fixed rate which approximates market rates.

8.  ACCUMULATED DEFICIT

         DJONT recorded a net loss of $4.9 million for the year ended December 31, 1999. Because of the current year loss and losses in recent years, DJONT had an accumulated deficit of $13.1 million at December 31, 1999. The losses in the current year are attributed to weaker than anticipated revenues in 1999 and lower operating margins. A significant portion of the prior year losses are attributable to the operations of hotels during periods of substantial renovation. Management believes and operating data indicates, that overall performances of the hotels are adversely impacted during substantial renovation. Management is working closely with the companies that manage DJONT's hotels to improve operating margins.

         Management anticipates modest revenue growth at the DJONT hotels during 2000 which may result in operating losses. Management anticipates DJONT will be able to generate profits over the next five years to significantly reduce the accumulated deficit as a result of planned rebranding of one of its hotels, the elimination of certain expenses, and leases which are expected to be renewed with more favorable terms at the time of their termination. At December 31, 1999 DJONT had paid all amounts then due under the Percentage Leases. Management believes that the loan commitments from certain entities owning interests in DJONT and the managers of certain hotels, of approximately $17.3 million and improvements in operating margins will be sufficient to enable DJONT to continue to make necessary payments when due. It is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive net worth is restored. Management deems DJONT to be a viable going concern and, as such, no adjustments are required to the accompanying financial statements.

9.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         DJONT recorded certain real estate and assumed certain liabilities in connection with its investment in KPDC in 1999. The assets and liabilities, related to KPDC and recorded at December 31, 1999, are as follows (in thousands):

Investment in real estate.......................    $11,436
Other assets acquired...........................      1,458
                                                    -------
                                                    $12,894
                                                    =======

Liabilities assumed.............................    $ 7,781
Minority interest contribution..................      5,113
                                                    -------
                                                    $12,894
                                                    =======

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

3.1 - Articles of Amendment and Restatement dated June 22, 1995, amending and restating the Charter of the Registrant, as amended or supplemented by Articles of Merger dated June 23, 1995, Articles Supplementary dated
         April 30, 1996, Articles of Amendment dated August 8, 1996, Articles of
         Amendment dated June 16, 1997, Articles of Amendment dated October 30,
         1997, Articles Supplementary dated May 6, 1998, Articles of Merger and
         Articles of Amendment dated July 27, 1998, and Certificate of
         Correction dated March 11, 1999 (filed as Exhibit 3.1 to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1998 (the "1998 10-K") and incorporated herein by reference).

3.1.1  - Certificate of Correction to the Articles of Merger between FelCor
         Lodging Trust Incorporated and Bristol Hotel Company, dated August 31,
         1999 (filed as Exhibit 3.1.1 to the Registrant's Form 10-Q dated
         September 30, 1999 ("September 1999 10-Q") and incorporated herein by reference).

3.2 - Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (File No. 333-98332) and incorporated herein by reference).

4.1    - Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to the
         Registrant's Form 10- Q for the quarter ended June 30, 1996, and incorporated herein by reference).

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

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------

4.7    - Indenture dated as of October 1, 1997 by and among FelCor Lodging
         Limited Partnership, formerly FelCor Suites Limited Partnership (the
         "Partnership"), the Registrant, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (file No. 333-39595) and the other co- registrants named therein and incorporated herein by reference).

4.7.1  - First Amendment to Indenture dated as of February 5, 1998 by and among
         Registrant, the Partnership, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File No.
         333-39595) and incorporated herein by reference).

4.7.2 - Second Amendment to Indenture and First Supplemental Indenture dated as of December 30, 1998, by and among Registrant, the Partnership, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta,
         Georgia, as Trustee (filed as Exhibit 4.7.2 to the 1998 10-K and incorporated herein by reference).

4.7.3 - Third Amendment to Indenture dated as of March 30,1999 by and among the Partnership, the Registrant, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta (filed as Exhibit 4.7.3 to Registrant's Form
         10-Q for the quarter ended March 31,1999 ("March 1999 10-Q") and incorporated herein by reference).

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

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------


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

10.1.12 - Twelfth Amendment to Amended and Restated Agreement of Limited
          Partnership of the Partnership dated as of December 29, 1998, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, amending certain provisions of the Partnership Agreement (filed as Exhibit
          10.1.12 to the Registrant's 1998 10-K and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------

10.1.13  - Thirteenth Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of December 31, 1998, by and between the Registrant, FelCor Nevada Holdings, L.L.C. and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.13 to the Registrant's 1998 10-K and incorporated herein by reference).

10.1.14  - Fourteenth Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of March 1, 1999, by and among the Registrant, Huie Properties, Ltd., and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.14 to the Registrant's 1998 10-K and incorporated herein by reference).

10.1.15* - Fifteenth Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of October 15, 1999, by and among the Registrant, SRS Properties Limited Partnership, and all of the persons and entities who are or shall in the future become limited partners of the Partnership.

10.1.16* - Sixteenth Amendment to Amended and Restated Agreement of Limited
           Partnership of the Partnership dated as of February 27, 2000, by and among the Registrant, Bass America, Inc., and all of the persons and entities who are or shall in the future become limited partners of the Partnership.

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

10.3     - Form of Lease Agreement between the Partnership as Lessor and a subsidiary of Bristol Hotels & Resorts ("BHR") as Lessee (the "Bristol
           Lease Agreement") (filed as Exhibit 10.3 to the 1998 10-K. and incorporated herein by reference).

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

10.5     - Restricted Stock and Stock Option Plan of the Registrant (filed as
           Exhibit 10.9 to the 1994 10- K/A and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------

10.6 - Savings and Investment Plan of the Registrant (filed as Exhibit 10.10 to the 1994 10-K/A and incorporated herein by reference).

10.7   - 1995 Restricted Stock and Stock Option Plan of the Registrant (filed as
         Exhibit 10.9.2 to the 1995 10-K and incorporated herein by reference).

10.8   - Non-Qualified Deferred Compensation Plan, as amended and restated July
         1999 (filed as exhibit 10.9 to Registrant's Form 10-Q for the quarter ended September 30,1999 ("September 1999 10-Q") and incorporated herein by reference).

10.9 - 1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No.
         333-66041) and incorporated herein by reference).

10.10  - Second Amended and Restated 1995 Equity Incentive Plan (filed as
         Exhibit 99.1 to the Registrant's Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (File No. 333-50509) and incorporated herein by reference).

10.11  - Amended and Restated Stock Option Plan for Non-Employee Directors
         (filed as Exhibit 99.2 to the Registrant's Post-Effective Amendment on
         Form S-3 to Form S-4 Registration Statement (File No. 333-50509) and incorporated herein by reference).

10.12 - Form of Severance Agreement for executive officers and certain key employees of the Registrant (filed as Exhibit 10.13 to the 1998 10-K and incorporated herein by reference).

10.13  - Agreement dated as of April 15, 1995 among the Registrant, the
         Partnership, FelCor, Inc., Thomas J. Corcoran, Jr. and Hervey A.
         Feldman relating to purchase of securities (filed as Exhibit 10.15 to the Registration Statement on Form S-11 (File No. 33-91870) and incorporated herein by reference).

10.14 - Credit Agreement dated as of February 6, 1996 by and among the Partnership, as borrower, FelCor/CSS Holdings, L.P. and the Registrant, as guarantors, and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 10.30 to the Registrant's Form 8-K dated May 1, 1996, and incorporated herein by reference).

10.15  - Voting and Cooperation Agreement dated as of March 23, 1998 among
         Registrant, Bristol, Bass America Inc., Holiday Corporation and
         United/Harvey Holdings, L.P. (filed as Exhibit 99.7 to the Registrant's
         Registration Statement on Form S-4 (File No. 333-50509) and incorporated herein by reference).

10.16  - Spin-Off Agreement dated as of March 23, 1998 among Bristol, Bristol
         Hotel Management Corporation and Bristol Hotel and Resorts, Inc., as agreed to by Registrant (filed as Exhibit 99.8 to the Registrant's
         Registration Statement on Form S-4 (File No. 333-50509) and incorporated herein by reference).

10.17  - Stockholders' and Registration Rights Agreement dated as of July 27,
         1998 by and among Registrant, Bass America, Inc., Holiday Corporation,
         Bass plc, United/Harvey Investors I, L.P., United/Harvey Investors II,
         L.P., United/Harvey Investors III, L.P., United/Harvey Investors IV,
         L.P., and United/Harvey Investors V, L.P. (filed as Exhibit 10.18 to the Registrant's Form 8-K dated August 10, 1998, and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------

10.18    - Fourth Amended and Restated Revolving Credit Agreement dated as of July
           1, 1998 among Registrant and the Partnership, as Borrower, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent,
           Chase Securities, Inc. as Arranger, and Bankers Trust Company,
           NationsBank, N.A. and Wells Fargo Bank, National Association as
           Co-Arrangers and Documentation Agents (filed as Exhibit 10.14 to the
           Registrant's Form 8-K dated August 10, 1998 and incorporated herein by reference).

10.18.1  - Second Amendment to Credit Agreement dated as of August 20,1999, among
           Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.19.1 to the Registrant's
           September 1999 10- Q and incorporated herein by reference).

10.18.2* - Third Amendment to Credit Agreement dated as of December 1,1999, among
           Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent.

10.19    - Loan Agreement dated as of October 10, 1997 among Bristol Lodging
           Company, Bristol Lodging Holding Company, Nomura Asset Capital
           Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for Lenders (filed as Exhibit
           10.10 to the Bristol Hotel Company Annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.19.1* - First Amendment to Loan Agreement and Ancillary Loan Documents made as of May 28, 1999, among FelCor Lodging Company, L.L.C., FelCor Lodging
           Holding Company, L.L.C. and LaSalle National Bank, as Trustee for
           Nomura Asset Securities Corporation Commercial Pass-Through
           Certificates Series 1998-D6, as administrative agent and collateral agent.

10.20    - Deed of Trust, Security Agreement, Assignment of Leases and Rents,
           Fixture Filing and Financing Statement, Dated March 1, 1999, by FelCor
           Hotel Company II, Ltd., as Grantor, to Howard E. Schreiber, Trustee, in trust for the benefit of Banker Trust Company, as Beneficiary
           (filed as Exhibit 10.21 to the Registrant's March 1999 10-Q and incorporated herein by reference).

10.21    - Loan Agreement, dated April 1, 1999, among Registrant and the
           Partnership as Borrower, and The Lenders Party Thereto and The Chase
           Manhattan Bank as Administrative Agent and Collateral Agent (filed as
           Exhibit 10.22.1 to the Registrant's March 1999 10-Q and incorporated herein by reference).

10.21.1  - Guaranty, dated April 1, 1999, made by each of the named Guarantors therein, who are signatories thereto (filed as Exhibit 10.22.2 to the Registrant's March 1999 10-Q and incorporated herein by reference).

10.21.2  - Pledge and Security Agreement, dated April 1, 1999, made by each of the named Pledgors therein, who are signatories thereto, in favor of The Chase Manhattan Bank, as Collateral Agent (filed as Exhibit
           10.22.3 to the Registrant's March 1999 10-Q and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------


10.21.3   - Second Amendment to Loan Agreement dated as of August 20,1999, among
            Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 10.22.4 to the Registrant's
            September 10-Q and incorporated herein by reference).

10.21.4*  - Third Amendment to Loan Agreement dated as of December 1,1999, among
            Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as Administrative Agent.

10.22     - Form of Mortgage, Security Agreement and Fixture Filing by and between
            FelCor/CSS Holdings, L.P. as Mortgagor and The Prudential Insurance
            Company of America, as Mortgagee (filed as Exhibit 10.23 to the
            Registrant's March 1999 10-Q and incorporated herein by reference).

10.22.1   - Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS Holdings, Ltd., payable to the order of The Prudential Insurance Company of America. (filed as
            Exhibit 10.23.1 to Registrant's Form 10-Q for the quarter ended June
            30,1999 ("June 1999 10-Q") and incorporated herein by reference).

10.23     - Form of Deed of Trust, Security Agreement and Fixture Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance Company, as Trustee, and
            Massachusetts Mutual Life Insurance Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory
            Notes described in Exhibit 10.23.1, also executed by FelCor/CSS
            Holdings, L.P. with respect to the Embassy Suites-Anaheim and Embassy
            Suites-Deerfield Beach, and by the Partnership with respect to the Embassy Suites-Palm Desert (filed as Exhibit 10.24.2 to Registrant's
            June 1999 10-Q and incorporated herein by reference).

10.23.1   - Form of six separate Promissory Notes each dated May 12, 1999, made by
            FelCor/MM Holdings, L.P. payable to the order of Massachusetts Mutual
            Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites-Dallas Market Center), $14,000,000
            (Embassy Suites-Dallas Love Field), $12,450,000 (Embassy
            Suites-Tempe), $11,550,000 (Embassy Suites-Anaheim), $8,900,000
            (Embassy Suites-Palm Desert), $15,600,000 (Embassy Suites-Deerfield
            Beach) (filed as Exhibit 10.24.1 to Registrant's June 1999 10-Q and incorporated herein by reference).

21*       - List of Subsidiaries of the Registrant.

23*       - Consent of PricewaterhouseCoopers LLP.

27*       - Financial Data Schedule.

-------------
*  Filed herewith.