Form 10-Q
period 2000-03-31
FELCOR LODGING TRUST INC
filed 2000-05-15
CIK 923603

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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



         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on May 5, 2000 was 54,991,352.


================================================================================

                        FELCOR LODGING TRUST INCORPORATED

                                      INDEX


                                                                                                                   PAGE
                                                                                                                   ----
                                               PART I. -- FINANCIAL INFORMATION

Item 1.       Financial Statements..............................................................................     3
              Felcor Lodging Trust Incorporated
                 Consolidated Balance Sheets - March 31, 2000 (Unaudited)
                      and December 31, 1999.....................................................................     3
                 Consolidated Statements of Operations -- For the Three Months
                      Ended March 31, 2000 and 1999 (Unaudited).................................................     4
                 Consolidated Statements of Cash Flows -- For the Three Months
                      Ended March 31, 2000 and 1999 (Unaudited).................................................     5
                 Notes to Consolidated Financial Statements.....................................................     6
              DJONT OPERATIONS, L.L.C.
                 Consolidated Balance Sheets - March 31, 2000 (Unaudited)
                      and December 31, 1999.....................................................................    11
                 Consolidated Statements of Operations -- For the Three Months
                      Ended March 31, 2000 and 1999 (Unaudited).................................................    12
                 Consolidated Statements of Cash Flows -- For the Three Months
                      Ended March 31, 2000 and 1999 (Unaudited).................................................    13
                 Notes to Consolidated Financial Statements.....................................................    14
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............    15
                 General/First Quarter Activities...............................................................    15
                 Results of Operations..........................................................................    16
                 Liquidity and Capital Resources................................................................    20
Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................    24

                                                PART II. -- OTHER INFORMATION

Item 5.       Other Information.................................................................................    25
Item 6.       Exhibits and Reports on Form 8-K..................................................................    25

SIGNATURE.......................................................................................................    26

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FELCOR LODGING TRUST INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             2000             1999
                                                                                          -----------      -----------
                                                                                          (UNAUDITED)
                                                         ASSETS

Investment in hotels, net of accumulated depreciation of $370,886
   at March 31, 2000 and $330,555 at December 31, 1999 ..............................     $ 4,018,411      $ 4,035,344
Investment in unconsolidated entities ...............................................         134,078          136,718
Cash and cash equivalents ...........................................................          50,754           36,123
Due from Lessees ....................................................................          33,540           18,394
Note receivable from unconsolidated entity ..........................................           7,745            7,760
Deferred expenses, net of accumulated amortization of $5,625
   at March 31, 2000 and $4,491 at December 31, 1999 ................................          19,493           15,473
Other assets ........................................................................           8,690            5,939
                                                                                          -----------      -----------

           Total assets .............................................................     $ 4,272,711      $ 4,255,751
                                                                                          ===========      ===========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Debt, net of discount of $1,345 at March 31, 2000
   and $1,401 at December 31, 1999 ..................................................     $ 1,899,913      $ 1,833,954
Distributions payable ...............................................................          35,523           39,657
Accrued expenses and other liabilities ..............................................          79,983           65,480
Minority interest in Operating Partnership, 7,598 and 2,991 units issued and
   outstanding at March 31, 2000 and December 31, 1999, respectively ................         230,658           90,078
Minority interest in other partnerships .............................................          52,639           51,671
                                                                                          -----------      -----------
           Total liabilities ........................................................       2,298,716        2,080,840
                                                                                          -----------      -----------

Commitments and contingencies (Notes 3 and 4)

Shareholders' equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
   Series A Cumulative Preferred Stock, 6,050 shares issued and outstanding .........         151,250          151,250
   Series B Redeemable Preferred Stock, 58 shares issued and outstanding ............         143,750          143,750
Common stock, $.01 par value, 200,000 shares authorized, 69,416 and 69,291 shares issued, including shares in treasury, at March 31, 2000
   and December 31, 1999, respectively ..............................................             647              693
Additional paid-in capital ..........................................................       1,998,201        2,138,477
Distributions in excess of earnings .................................................        (137,254)        (119,385)
                                                                                          -----------      -----------
                                                                                            2,156,594        2,314,785
Common stock in treasury, at cost, 14,106 shares and 6,976 shares
     at March 31, 2000 and December 31, 1999, respectively ..........................        (182,599)        (139,874)
                                                                                          -----------      -----------

           Total shareholders' equity ...............................................       1,973,995        2,174,911
                                                                                          -----------      -----------

           Total liabilities and shareholders' equity ...............................     $ 4,272,711      $ 4,255,751
                                                                                          ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                    CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2000         1999
                                                            --------     --------
Revenues:
  Percentage lease revenue ............................     $123,049     $124,991
  Equity in income from unconsolidated entities .......        1,879        1,246
  Other revenue .......................................        1,877          680
                                                            --------     --------
           Total revenues .............................      126,805      126,917
                                                            --------     --------

Expenses:
  Depreciation ........................................       40,400       36,425
  Interest expense ....................................       37,904       28,422
  Taxes, insurance, and other .........................       18,643       16,947
  Land leases .........................................        5,560        4,006
  General and administrative ..........................        3,399        2,244
  Minority interest in operating partnership ..........        1,004        1,320
  Minority interest in other partnerships .............          968          806
                                                            --------     --------
           Total expenses .............................      107,878       90,170
                                                            --------     --------

Net income ............................................       18,927       36,747
Preferred dividends ...................................        6,184        6,184
                                                            --------     --------

Net income applicable to common shareholders ..........     $ 12,743     $ 30,563
                                                            ========     ========

Per common share data:
Basic:
  Net income applicable to common shareholders ........     $   0.21     $   0.45
                                                            ========     ========
  Weighted average common shares outstanding ..........       59,356       68,009

Diluted:
  Net income applicable to common shareholders ........     $   0.21     $   0.45
                                                            ========     ========
  Weighted average common shares outstanding ..........       59,377       68,344


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (UNAUDITED, IN THOUSANDS)


                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                    ------------------------
                                                                                                      2000           1999
                                                                                                    ---------      ---------
Cash flows from operating activities:
          Net income ..........................................................................     $  18,927      $  36,747
          Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation ..............................................................        40,400         36,425
                    Amortization of deferred financing fees ...................................         1,134            608
                    Accretion of debt .........................................................          (224)          (262)
                    Amortization of unearned officers' and directors' compensation ............           160            173
                    Equity in income from unconsolidated entities .............................        (1,879)        (1,246)
                    Minority interest in Operating Partnership ................................         1,004          1,320
                    Minority interest in other partnerships ...................................           968            806
              Changes in assets and liabilities:
                    Due from Lessees ..........................................................       (15,146)       (12,545)
                    Deferred financing fees ...................................................        (5,154)        (6,549)
                    Other assets ..............................................................        (2,820)           306
                    Deferred rent .............................................................         8,854
                    Accrued expenses and other liabilities ....................................         5,981          5,677
                                                                                                    ---------      ---------
                              Net cash flow provided by operating activities ..................        52,205         61,460
                                                                                                    ---------      ---------

Cash flows used in investing activities:
          Improvements and additions to hotels ................................................       (23,327)       (81,781)
          Acquisition of hotel assets .........................................................                      (10,802)
          Proceeds from sales of hotels .......................................................                        9,916
          Cash distributions from unconsolidated entities .....................................         4,519         10,180
                                                                                                    ---------      ---------
                              Net cash flow used in investing activities ......................       (18,808)       (72,487)
                                                                                                    ---------      ---------

Cash flows from financing activities:
          Proceeds from borrowings ............................................................       108,000        153,000
          Repayment of borrowings .............................................................       (41,888)       (79,041)
          Purchase of treasury stock ..........................................................       (42,677)
          Distributions paid to limited partners ..............................................        (1,645)        (2,630)
          Distributions paid to preferred shareholders ........................................        (6,184)        (7,436)
          Distributions paid to common shareholders ...........................................       (34,372)       (60,914)
                                                                                                    ---------      ---------
                              Net cash flow provided by (used in) financing activities ........       (18,766)         2,979
                                                                                                    ---------      ---------

Net change in cash and cash equivalents .......................................................        14,631         (8,048)
Cash and cash equivalents at beginning of periods .............................................        36,123         34,692
                                                                                                    ---------      ---------
Cash and cash equivalents at end of periods ...................................................     $  50,754      $  26,644
                                                                                                    =========      =========

Supplemental cash flow information--
          Interest paid .......................................................................     $  28,012      $  22,347
                                                                                                    =========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

         FelCor Lodging Trust Incorporated ("FelCor") is one of the nation's largest hotel real estate investment trusts ("REIT"). At March 31, 2000, it owned interests in 188 hotels with nearly 50,000 rooms and suites (collectively the "Hotels") through its greater than 87% equity interest in FelCor Lodging Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company". The Company owns 100% of the interest in 163 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 16 hotels.

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of the Hotels, by brand, operated by each of the Company's Lessees at March 31, 2000:


                                                                                           NOT OPERATED
                          BRAND                                DJONT        BRISTOL        UNDER A LEASE          TOTAL
                          -----                                -----        -------        -------------          -----
      Embassy Suites                                              60                                                 60
      Holiday Inn                                                              43                   1                44
      Doubletree and Doubletree Guest Suites(R)                   14                                                 14
      Crowne Plaza and Crowne Plaza Suites(R)                                  18                                    18
      Holiday Inn Select(R)                                                    10                                    10
      Sheraton(R)and Sheraton Suites(R)                           10                                                 10
      Hampton Inn(R)                                                            9                                     9
      Holiday Inn Express(R)                                                    5                                     5
      Fairfield Inn(R)                                                          5                                     5
      Harvey Hotel(R)                                                           4                                     4
      Independents                                                              2                   1                 3
      Courtyard by Marriott(R)                                                  2                                     2
      Four Points by Sheraton(R)                                                1                                     1
      Hilton Suites(R)                                             1                                                  1
      Homewood Suites(R)                                                        1                                     1
      Westin(R)                                                    1                                                  1
                                                                  --          ---                 ---               ---
         Total Hotels                                             86          100                   2               188
                                                                  ==          ===                 ===               ===

         The Hotels are located in the United States (35 states) and Canada, with a concentration in Texas (41 hotels), California (20 hotels), Florida (18 hotels) and Georgia (15 hotels).

         At March 31, 2000, the Company leased 86 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT"), and leased 100 of the Hotels to Bristol Hotels & Resorts, or a consolidated subsidiary thereof ("Bristol" and, together with DJONT, the "Lessees"). Two Hotels were operated without a lease.

         Thomas J. Corcoran, Jr., the President, Chief Executive Officer, and a Director of FelCor, and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT. The remaining 50% nonvoting common equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Company. At March 31, 2000, DJONT had entered into management agreements pursuant to which 72 of the Hotels leased by it were managed by subsidiaries of Hilton Hotels Corporation ("Hilton"), 11 were managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") and three were managed by two unrelated management companies.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION -- (CONTINUED)

         Bristol, a subsidiary of Bass plc ("Bass"), at March 31, 2000, leased and managed 100 Hotels and managed and operated one hotel, in which FelCor owned a 50% interest, without a lease. Bass is one of the largest hotel operating companies in the world.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or shareholder's equity.

2.       DEFERRED RENT

         Effective January 2000, 68 of FelCor's 188 hotels' Percentage Leases were changed to provide for the computation of rent on an annual, rather than quarterly basis. This should result in no change in annual Percentage Rent or cash flows. This change requires the deferral of Percentage Lease revenue until annual thresholds are exceeded, in accordance with Staff Accounting Bulletin No. 101 (SAB 101). The deferred rent is expected to be fully earned and recognized as Percentage Lease Revenue by the end of 2000.

3.       DEBT

         Debt at March 31, 2000, and December 31, 1999, consisted of the following (in thousands):


                                                                                            MARCH 31,     DECEMBER 31,
                                  COLLATERAL        INTEREST RATE        MATURITY DATE        2000           1999
                                  ----------        -------------        -------------     ----------     ----------
FLOATING RATE DEBT:
  Line of credit                      (a)           LIBOR + 163bp     June 2001            $  594,000     $  351,000
  Senior term loan                    (a)           LIBOR + 250bp     March 2004              250,000        250,000
  Mortgage debt                    3 hotels         LIBOR + 200bp     February 2003            62,403         62,553
  Other                        Uncollateralized  Up to LIBOR + 200bp  Various                  46,033         32,282
                                                                                           ----------     ----------
Total floating rate debt                                                                      952,436        695,835
                                                                                           ----------     ----------

FIXED RATE DEBT:
  Line of credit - swapped            (a)            7.17 - 7.56%     March 2000- 2001        125,000        313,000
  Publicly-traded term notes          (a)               7.38%         October 2004            174,409        174,377
  Publicly-traded term notes          (a)               7.63%         October 2007            124,246        124,221
  Mortgage debt                    15 hotels            7.24%         November 2022           141,946        142,542
  Senior term loan - swapped          (a)               8.30%         March 2000-2004         125,000        125,000
  Mortgage debt                    7 hotels             7.54%         April 2009               98,718         99,075
  Mortgage debt                    6 hotels             7.55%         June 2009                74,217         74,483
  Other                            13 hotels        6.96% - 7.23%     2000 - 2005              83,941         85,421
                                                                                           ----------     ----------
Total fixed rate debt                                                                         947,477      1,138,119
                                                                                           ----------     ----------
         Total debt                                                                        $1,899,913     $1,833,954
                                                                                           ==========     ==========

         (a) Collateralized by stock and partnership interests in certain subsidiaries of FelCor.

         Thirty-day LIBOR at March 31, 2000, was 6.13%.

         A portion of the Company's Line of Credit and Senior Term Loan is matched with interest rate swap agreements which effectively convert the variable rate on the Line of Credit and Senior Term Loan to a fixed rate.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       DEBT -- (CONTINUED)

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At March 31, 2000, the Company was in compliance with all such covenants

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Senior Term Loan. Most of the mortgage debt is non-recourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         On March 20, 2000, the Company borrowed $15 million under a bridge loan which was subsequently repaid in April 2000. This loan carried interest at LIBOR plus 187.5 basis points and was unsecured. The proceeds were used to fund the stock repurchase program until the permaanent mortgage financing was finalized in April 2000.

4.          COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company is to receive rental income from the Lessees under the Percentage Leases, which expire in 2002 (five hotels), 2003 (three hotels), 2004 (12 hotels), 2005 (19 hotels), 2006 (26 hotels), 2007 (37 hotels), 2008 (54 hotels), and thereafter (15 hotels). The rental income under the Percentage Leases between 15 of the unconsolidated entities, of which the Company owns 50%, is payable by the Lessee to the respective entities and is not included in the schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) payable to the Company under these noncancelable operating leases at March 31, 2000, is as follows (in thousands):


                                                                  LESSEES
                                                       ------------------------------
                                                          DJONT             BRISTOL           TOTAL
                                                       -----------        -----------      ----------
YEAR
Remainder of 2000................................      $   110,889        $   136,111      $  247,000
2001.............................................          151,159            181,481         332,640
2002.............................................          151,389            181,492         332,881
2003.............................................          137,765            178,701         316,466
2004.............................................          134,167            171,209         305,376
2005 and thereafter..............................          410,240            836,305       1,246,545
                                                        ----------        -----------      ----------
                                                        $1,095,609        $ 1,685,299      $2,780,908
                                                        ==========        ===========      ==========

         Certain entities owning interests in DJONT and managers for certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No such loans were outstanding at March 31, 2000.

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

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Bristol serves as both the lessee and manager of 100 Hotels leased to it by the Company at March 31, 2000, and, as such, is compensated for both roles through the profitability of the Hotels, after meeting their operating expenses and rental obligations under the Percentage Leases.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases, and is required to maintain a minimum liquid net worth. A portion of this liquid net worth is being satisfied through a letter of credit for the benefit of the Company. This letter of credit is subject to periodic reductions upon satisfaction of certain conditions and, at March 31, 2000, totaled $9.1 million.

5.       SEGMENT INFORMATION

         The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at March 31, 2000, were DJONT and Bristol.

         The following tables present information for the reportable segments for the three months ended March 31, 2000 and 1999 (in thousands) for both DJONT and Bristol:


                                                                                              CORPORATE
                                                                               SEGMENT       NOT ALLOCABLE      CONSOLIDATED
THREE MONTHS ENDED MARCH 31, 2000                    DJONT        BRISTOL       TOTAL         TO SEGMENTS           TOTAL
---------------------------------                   -------       -------      --------      -------------      ------------
Total revenues...............................       $68,408       $56,520      $124,928        $   1,877          $126,805
Net income (loss)............................       $36,699       $22,726      $ 59,425        $ (40,498)         $ 18,927
Funds from operations........................       $63,892       $47,262      $111,154        $ (42,659)         $ 68,495
Weighted average common shares and
   units outstanding (1).....................                                                                       68,740


                                                                                               CORPORATE
                                                                                SEGMENT       NOT ALLOCABLE      CONSOLIDATED
THREE MONTHS ENDED MARCH 31, 1999                    DJONT        BRISTOL        TOTAL         TO SEGMENTS           TOTAL
---------------------------------                   -------       -------      --------       -------------      ------------
Total revenues...............................       $74,055       $52,638      $126,693           $    224         $ 126,917
Net income (loss)............................       $43,948       $24,562      $ 68,510           $(31,763)        $  36,747
Funds from operations........................       $66,442       $41,084      $107,526           $(33,677)        $  73,849
Weighted average common shares and
   units outstanding (1).....................                                                                         75,988

-----------

     (1) Weighted average common shares and units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A Preferred Stock to Common Stock.

6.       TREASURY STOCK REPURCHASE PROGRAM

         On January 4, 2000, FelCor announced that its Board of Directors had approved a stock repurchase program, authorizing the Company to purchase up to an aggregate of $200 million of its outstanding common shares. During the three months ended March 31, 2000, FelCor had repurchased approximately 2.4 million shares for approximately $42.7 million.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       BASS STOCK CONTRIBUTION

         In connection with the efforts of Bass plc to acquire Bristol, a Bass subsidiary (Bass America, Inc.) contributed 4,713,185 outstanding FelCor common shares held by it to the Operating Partnership in exchange for a like number of units of limited partner interest on February 28, 2000. This exchange did not affect FelCor's FFO or earnings per share, although it results in reducing FelCor's percentage ownership in the Operating Partnership from approximately 95% to approximately 88%.

8.       CHANGE IN ACCOUNTING ESTIMATE

         Included in the first quarter of 2000 was a change in accounting estimate for 1999 rent incentives. This change in accounting estimate decreased net income for the three months ended March 31, 2000, by $1.6 million and decreased basic and diluted net income per common share by $0.03.

9.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 (in thousands, except share and per share data):


                                                                                 2000        1999
                                                                                -------     -------
Numerator:
   Net income applicable to common shareholders ...........................     $12,743     $30,563
Denominator:
   Denominator for basic earnings per share - weighted average shares .....      59,356      68,009
   Effect of diluted securities:
          Stock options ...................................................                     270
          Restricted shares ...............................................          21          65
                                                                                -------     -------
   Denominator for diluted earnings per share - adjusted
          weighted average shares and assumed conversions .................      59,377      68,344
                                                                                =======     =======
Earnings per share data:
   Basic ..................................................................     $  0.21     $  0.45
   Diluted ................................................................     $  0.21     $  0.45

         The Series A Preferred Shares and most of the options granted are anti-dilutive and not included in the calculation of diluted earnings per share.

10.      SUBSEQUENT EVENTS

         On April 26, 2000, FelCor closed a 10-year, $145 million First Mortgage Term Loan, which is secured by seven Sheraton hotels and carries an 8.73% fixed interest rate. On May 2, 2000, FelCor closed $186 million of 10-year, First Mortgage Term Loans which are secured by eight Embassy Suites hotels and carry an 8.69% fixed interest rate. The loans are non-recourse, mature in May 2010, and amortize over 25 years. The proceeds of these loans were used to reduce borrowings under its $850 million Line of Credit.

                            DJONT OPERATIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2000            1999
                                                                                ---------     ------------
                                                                               (UNAUDITED)
                                               ASSETS

Cash and cash equivalents .................................................     $  33,254      $  20,127
Accounts receivable, net ..................................................        37,816         28,601
Inventories ...............................................................         4,232          4,260
Prepaid expenses ..........................................................         2,686          1,444
Other assets ..............................................................         4,318          5,791
Investment in real estate, net of accumulated depreciation of $650
   in 2000 and $530 in 1999 ...............................................        11,316         11,436
                                                                                ---------      ---------

          Total assets ....................................................     $  93,622      $  71,659
                                                                                =========      =========

                                LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable, trade ...................................................     $  22,330      $  12,742
Due to FelCor Lodging Trust Incorporated ..................................        31,923         22,064
Accrued expenses and other liabilities ....................................        39,172         37,121
Minority interest .........................................................         5,082          5,113
Debt ......................................................................         7,745          7,761
                                                                                ---------      ---------

          Total liabilities ...............................................       106,252         84,801
                                                                                ---------      ---------

Commitments and contingencies (Note 2)

Shareholders' deficit:
Capital ...................................................................             1              1
Accumulated deficit .......................................................       (12,631)       (13,143)
                                                                                ---------      ---------

          Total shareholders' deficit .....................................       (12,630)       (13,142)
                                                                                ---------      ---------

          Total liabilities and shareholders' deficit .....................     $  93,622      $  71,659
                                                                                =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (UNAUDITED, IN THOUSANDS)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------
Revenue:
     Room and suite revenue ......................     $ 178,292      $ 167,731
     Food and beverage revenue ...................        26,944         21,187
     Food and beverage rent ......................         1,324          1,265
     Other revenue ...............................        12,454         14,012
                                                       ---------      ---------

          Total revenues .........................       219,014        204,195
                                                       ---------      ---------

Expenses:
     Property operating costs ....................        47,318         46,228
     General and administrative ..................        16,253         14,946
     Advertising and promotion ...................        16,094         13,907
     Repair and maintenance ......................        10,158          9,558
     Utilities ...................................         7,189          7,153
     Management and incentive fees ...............         5,922          6,393
     Franchise fees ..............................         5,189          4,918
     Food and beverage expenses ..................        20,318         15,525
     Percentage lease expenses ...................        87,349         85,844
     Lessee overhead expenses ....................           157            266
     Liability insurance .........................           796            565
     Interest expense ............................            62            216
     Depreciation ................................           120
     Minority interest in partnership ............           (31)
     Other .......................................         1,608          1,442
                                                       ---------      ---------

          Total expenses .........................       218,502        206,961
                                                       ---------      ---------

Net income (loss) ................................     $     512      $  (2,766)
                                                       =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (UNAUDITED, IN THOUSANDS)


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     ----------------------
                                                                                       2000          1999
                                                                                     --------      --------
Cash flows from operating activities:
     Net income (loss) .........................................................     $    512      $ (2,766)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization ........................................          120
          Minority interest in partnership income ..............................          (31)
     Changes in assets and liabilities:
          Accounts receivable ..................................................       (9,215)      (11,581)
          Inventories ..........................................................           28           209
          Prepaid expenses .....................................................       (1,242)       (4,006)
          Other assets .........................................................        1,473           281
          Due to FelCor Lodging Trust Incorporated .............................        9,859        11,803
          Accounts payable, accrued expenses and other liabilities .............       11,639         8,454
                                                                                     --------      --------
               Net cash flow provided by operating activities ..................       13,143         2,394
                                                                                     --------      --------
Cash flows from financing activities:
     Repayment of borrowings ...................................................          (16)
                                                                                     --------      --------
          Net cash flow used in financing activities ...........................          (16)
                                                                                     --------      --------

Net change in cash and cash equivalents ........................................       13,127         2,394
Cash and cash equivalents at beginning of periods ..............................       20,127        28,538
                                                                                     --------      --------
Cash and cash equivalents at end of periods ....................................     $ 33,254      $ 30,932
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

         Eighty-six of the hotels in which FelCor Lodging Limited Partnership (the "Operating Partnership") had an ownership interest at March 31, 2000 (the "Hotels"), are leased to DJONT Operations LLC or a consolidated subsidiary thereof ("DJONT") pursuant to percentage leases ("Percentage Leases"). Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No loans were outstanding under such agreements at March 31, 2000.

         At March 31, 2000, 60 of the Hotels were operated as Embassy Suites(R) hotels, 14 were operated as Doubletree(R) or Doubletree Guest Suites(R) hotels, ten were operated as Sheraton(R) or Sheraton Suites(R) hotels, one was operated as a Westin(R) hotel and one was operated as a Hilton Suites(R) hotel. Seventy-two of the Hotels were managed by subsidiaries of Hilton Hotels Corporation ("Hilton"). Hilton is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, 11 were managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") and three were managed by two unrelated management companies.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         DJONT has future lease commitments under the Percentage Leases which expire in 2002 (5 hotels), 2004 (7 hotels), 2005 (12 hotels), 2006 (18 hotels),
2007 (23 hotels), 2008 (12 hotels), and thereafter (9 hotels). Minimum future rental payments are computed based on the base rent as defined under the noncancellable operating leases and are as follows (in thousands):


                             YEAR                                         AMOUNT
                             ----                                         ------
Remainder of 2000.............................................         $  136,463
2001..........................................................            183,605
2002..........................................................            183,836
2003..........................................................            170,211
2004..........................................................            166,613
2005 and thereafter...........................................            517,942
                                                                       ----------
                                                                       $1,358,670
                                                                       ==========

         DJONT has agreed that during the term of the Percentage Leases it will maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of less than or equal to 50%, exclusive of capital leases. All of the debt recorded in DJONT's balance sheet at March 31, 2000, is held in the 3% owned consolidated subsidiary and is not considered for this test. In addition, the Lessee has agreed that it will not pay fees to any affiliate of the Lessee.

         DJONT shares the executive offices and certain employees with FelCor and FelCor, Inc., and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones and depreciation of office furniture, fixtures and equipment. Such allocation of shared expenses is approved by a majority of FelCor's independent directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

FIRST QUARTER ACTIVITIES:

         FINANCIAL PERFORMANCE (AS COMPARED TO FIRST QUARTER 1999):

               o Revenues, after adding back deferred rent of $8.9 million, increased 7% from $126.9 million to $135.7 million

               o Net income per share, after adding back deferred rent of $8.9 million, decreased from $0.45 to $0.36

               o Total hotel portfolio (188 hotels) revenue per available room ("RevPAR") increased 6.0%

               o    Comparable hotels (149 hotels) RevPAR increased 2.8%

               o    Non-comparable hotels (39 hotels) RevPAR increased 20.7%

         HOTEL RENOVATION, REDEVELOPMENT AND REBRANDING:

               o Completed renovations at seven hotels during the quarter with 13 additional hotels undergoing renovation at the end of the quarter

               o Added 90 rooms to the Doubletree hotel in Wilmington, Delaware

               o Renovation expenditures on the hotel portfolio totaled $14.7 million during the quarter and an additional $9.9 million was spent on maintenance capital expenditures

               o Room nights out-of-service, due to renovation, were less than 1% during the quarter

         CAPITALIZATION:

               o During the first quarter 2000, FelCor repurchased a total of approximately 2.4 million common shares for approximately $42.7 million.

               o FelCor declared first quarter dividends of $0.55 per share on its Common Stock, $0.4875 per share on its $1.95 Series A Cumulative Convertible Preferred Stock and $0.5625 per depositary share evidencing its 9% Series B Cumulative Redeemable Preferred Stock.

               o On April 26, 2000, FelCor closed a 10-year, $145 million First Mortgage Term Loan, which is secured by seven Sheraton hotels.

               o On May 2, 2000, FelCor closed $186 million of 10-year, First Mortgage Term Loans which are secured by eight Embassy Suites hotels.

RESULTS OF OPERATIONS

The Company

     Three Months Ended March 31, 2000 and 1999

         For the three months ended March 31, 2000 and 1999, the Company had revenues of $126.8 million and $126.9 million, respectively, consisting primarily of Percentage Lease revenues of $123 million and $125 million, respectively. The principle reason for the decline in Percentage Lease revenues is approximately $8.9 million of deferred rent recorded in 2000 but not in 1999.

         Starting in 2000, 68 of FelCor's 188 hotels' Percentage Leases were changed to provide for the computation of rent on an annual, rather than quarterly basis. This should result in no change in annual Percentage Rent or cash flows. This change requires the deferral of Percentage Lease revenue until annual thresholds are exceeded in accordance with Staff Accounting Bulletin No. 101 (SAB 101). The deferred rent is expected to be fully earned and recognized as Percentage Lease Revenue by the end of 2000. After adding back rent deferred under SAB 101, Percentage Lease revenues for the three months ended March 31, 2000, increased 5.5% to $131.9 million as compared to the three months ended March 31, 1999. The reason for this comparative increase is attributed to an overall increase in RevPAR of 6%. This is more fully discussed under "The Hotels" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Also reducing first quarter 2000 Percentage Rent revenue is a $1.6 charge, which relates to 1999 rent incentives.

         Total expenses increased $17.7 million for the three months ended March 31, 2000, from $90.1 million to $107.8 million, compared to the same period in 1999. Since there was no deferred rent recorded in 1999, for comparison purposes deferred rent recorded in 2000 has been added back to total revenue for the computation of expenses as a percent of total revenue. Total expenses as a percentage of total revenue after adding back deferred rent in 2000, increased to 79.5% for the three months ended March 31, 2000, from 71.0% in the same period of 1999.

         The major components of the increase in expenses, as a percentage of total revenue after adding back deferred rent in 2000, are interest expense, depreciation, and land lease expenses.

         Interest expense increased, as a percentage of total revenue, after adding back deferred rent in 2000, to 27.9% in the three months ended March 31, 2000, from 22.4% in the three months ended March 31, 1999. This increase in interest expense is attributed to: increased debt, which was used to finance renovations and to fund $141 million stock repurchased in the third quarter of 1999 and first quarter of 2000; higher average interest rates for debt refinanced to extend maturities and convert variable rates to fixed; an increase in the LIBOR rate which affects our variable rate debt; and reduction of interest capitalized on major renovations and construction from $1.5 million for the first quarter of 1999 to approximately $200,000 in 2000.

         Depreciation increased as a percentage of total revenue, after adding back deferred rent, to 29.8% in the three months ended March 31, 2000, from 28.7% in the three months ended March 31, 1999. The relative increase in depreciation expense is primarily attributed to depreciation on $222 million of asset additions in 1999.

         Land leases as a percent of total revenue, after adding back deferred rent in 2000, increased from 3.2% to 4.1% for the quarters ended March 31, 1999 and 2000, respectively. The increase in land lease expense is primarily attributed to two hotels that the land lease rent is computed as a percentage of hotel revenues. These two hotels had larger than average percentage increases in revenue for the period.

Funds From Operations

         The Company considers Funds From Operations to be a key measure of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. The Company computes Funds From Operations in accordance with standards established by NAREIT except that the Company adds back rent deferred under SAB 101 to derive FFO. This may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition, that interpret the current NAREIT definition differently than the Company or that do not adjust FFO for rent deferred under SAB 101. Funds From Operations does not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor does it necessarily reflect the funds available to fund the Company's cash needs, including its ability to make cash distributions. Funds From Operations may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

         The following table details the computation of Funds From Operations (in thousands):


                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      ----------------------
                                                                        2000          1999
                                                                      --------      --------
FUNDS FROM OPERATIONS (FFO):
   Net income ...................................................     $ 18,927      $ 36,747
      Deferred rent .............................................        8,854
      Series B preferred dividends ..............................       (3,234)       (3,234)
      Depreciation ..............................................       40,400        36,425
      Depreciation for unconsolidated entities ..................        2,544         2,591
      Minority interest in Operating Partnership ................        1,004         1,320
                                                                      --------      --------
   FFO ..........................................................     $ 68,495      $ 73,849
                                                                      ========      ========

   Weighted average common shares and units outstanding (1) .....       68,740        75,988
                                                                      ========      ========

--------------

     (1) Weighted average common shares and units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A Preferred Stock to Common Stock.

The Hotels

         The Company believes that when analyzing the performance of the hotels, looking at "Comparable Hotels" is the most meaningful. The Company defines "Comparable Hotels" as those not undergoing renovation, redevelopment or rebranding in either of the comparison periods. Major renovations generally have an adverse affect on hotel earnings by taking rooms out of service and disrupting hotel operations. "Non- comparable Hotels" are those undergoing renovation, redevelopment or rebranding during either period presented.

         The following table sets forth historical occupied rooms ("Occupancy"), average daily rate ("ADR") and RevPAR at March 31, 2000 and 1999, and the percentage changes therein between the periods presented for the Hotels in which the Company had an ownership interest at March 31, 2000. This information is presented regardless of the date of acquisition.


                                                      FIRST QUARTER 2000
                                            -------------------------------------
                                            OCCUPANCY       ADR           RevPAR
                                            ---------      -------        -------
DJONT Comparable Hotels                       73.6%        $126.20        $ 92.83
Bristol Comparable Hotels                     67.4%        $ 88.21        $ 59.45
    Total Comparable Hotels (A)               70.2%        $106.10        $ 74.45

DJONT Non-comparable Hotels                   69.1%        $117.73        $ 81.39
Bristol Non-comparable Hotels                 66.0%        $ 83.58        $ 55.12
    Total Non-comparable Hotels (B)           67.3%        $ 98.62        $ 66.39

          Total Hotels                        69.5%        $104.46        $ 72.62

                                                  FIRST QUARTER 1999
                                        -------------------------------------
                                        OCCUPANCY        ADR           RevPAR
                                        ---------      -------        -------
DJONT Comparable Hotel                    72.4%        $125.08        $ 90.57
Bristol Comparable Hotels                 65.9%        $ 87.48        $ 57.66
    Total Comparable Hotels               68.8%        $105.25        $ 72.44

DJONT Non-comparable Hotels               65.5%        $113.94        $ 74.58
Bristol Non-comparable Hotels             49.2%        $ 82.24        $ 40.43
    Total Non-comparable Hotels           56.1%        $ 98.01        $ 55.00

          Total Hotels                    66.0%        $103.86        $ 68.51

                                               CHANGE FROM PRIOR PERIOD
                                                     2000 VS. 1999
                                      -------------------------------------------
                                      OCCUPANCY             ADR            RevPAR
                                      ---------             ----           ------
DJONT Comparable Hotels                 1.2 pts             0.9%             2.5%
Bristol Comparable Hotels               1.5 pts             0.8%             3.1%
    Total Comparable Hotels             1.4 pts             0.8%             2.8%

DJONT Non-comparable Hotels             3.6 pts             3.3%             9.1%
Bristol Non-comparable Hotels          16.8 pts             1.6%            36.3%
    Total Non-comparable Hotels        11.2 pts             0.6%            20.7%

          Total Hotels                  3.5 pts             0.6%             6.0%

         (A) DJONT Comparable Hotels includes 69 hotels and Bristol Comparable Hotels includes 80 hotels which were not undergoing renovation, redevelopment, or rebranding in either first quarter of the 2000 or 1999 periods reported.

         (B) DJONT Non-comparable Hotels includes 18 hotels and Bristol Non-comparable Hotels includes 21 hotels undergoing redevelopment in either first quarter of the 2000 or 1999 periods reported.

     Comparison of The Hotels' Operating Statistics for the Three Months Ended March 31, 2000 and 1999

         For the three months ended March 31, 2000, the Company's Comparable Hotels' RevPAR increased, compared to the same period in 1999, by 2.8%. The Comparable Hotels' ADR and Occupancy increased 0.8% and 1.4 percentage points, respectively. This represents the third consecutive quarter that the Company's hotels reported both increased ADR and Occupancy.

         The DJONT Comparable Hotels are predominately Embassy Suites, Doubletree and Doubletree Guest Suites, and Sheraton hotels. The Bristol Comparable Hotels are predominately Holiday Inn and Crowne Plaza hotels. The following table shows the Comparable Hotel RevPAR changes for these five brands for the three months ended March 31, 2000, compared to 1999:


                                                RevPAR      Percentage of Total
                                                Change          Room Revenue
                                                ------      -------------------
Embassy Suites  (50 hotels)                       3.4%             42.8%
Holiday -branded (43 hotels)                      4.7%             25.1%
Crowne Plaza (13 hotels)                          5.6%             11.0%
Doubletree -branded (11 hotels)                  (2.4)%             5.8%
Sheraton (5 hotels)                              (0.7)%             4.9%

         The Company attributes much of the improvement in RevPAR to the renovation program in which the Company has spent approximately $340 million to renovate and maintain the Hotels. The Company estimates that it is approximately 95% complete on the renovation of its hotel portfolio.

         The Company's Comparable Embassy Suites hotels, which constitutes nearly 43% of the Comparable Hotel room revenues, increased ADR by 1.7% and Occupancy by 1.2 percentage points over the same three month period in 1999. The Company believes that the recent Hilton/Promus merger and the addition of the Hilton HHonors(R) program has had a positive impact on the Embassy Suite portfolio. Although the Company's Doubletree hotels did not show the benefit from the Hilton changes in the first quarter, management believes that they will also benefit.

         Bass plc completed its tender offer to purchase the shares of Bristol Hotels & Resorts in the first quarter of 2000, which will be followed by its merger with Bristol Hotels & Resorts. Management expects the integration of the Bristol management team with Bass will continue to be beneficial to the development and strengthening of the Crowne Plaza and Holiday-branded hotels. The 13 newly renovated Comparable Crowne Plaza hotels had a RevPAR increase of 5.6% for the quarter, which resulted from a 5.7 point increase in Occupancy which was somewhat affected by a 2.7% drop in ADR. The 43 Holiday-branded hotels increased RevPAR by 4.7% for the quarter which resulted from a 1.2 percentage point increase in Occupancy and a 2.8% increase in ADR.

         Nearly 62.4% of the Company's Comparable Hotel room revenues in the quarter were derived from four states: Texas, California, Florida and Georgia. Changes in Comparable Hotel RevPAR during the quarter for these states, compared to the same period in 1999, are illustrated in the following table:


                                    RevPAR        Percentage of Total
                                    Change           Room Revenue
                                    ------        -------------------
Texas (35 hotels)                    0.7%                20.0%
California (17 hotels)              10.3%                19.2%
Florida (15 hotels)                 (2.3)%               15.1%
Georgia (12 hotels)                  4.8%                 8.1%

         The Comparable Hotels in Texas, which account for approximately 20% of FelCor's Comparable Hotel total room revenue, had the first increase in comparable RevPAR in the first quarter of 2000 for several quarters. The growth in new hotels in most major markets in Texas appears to have slowed and management expects RevPAR growth to continue to stabilize through the remainder of the year.

         The Non-comparable Hotels reported an increase in RevPAR of 20.7% and were most profoundly affected by the Allerton Crowne Plaza, which was closed for renovation in the third quarter 1998 and partially reopened in the second quarter of 1999. The Non-comparable Hotels, excluding the Allerton increased RevPAR by 16.0%. The Bristol Non-comparable Hotels, excluding the Allerton, increased RevPAR by 25.2% which was driven by a 14.1 percentage point increase in Occupancy, which is attributed to the completion of renovations at many of these hotels. The DJONT Non-comparable Hotels had RevPAR increases for the quarter as compared to the same period last year of 9.1%.

DJONT

         The Three Months Ended March 31, 2000 and 1999

         Total revenues increased to $219 million in the first three months of 2000, from $204 million in the first three months of 1999, an increase of 7.4%. Total revenues consisted primarily of room and suite revenue of $178.3 million and $167.7 million in the first three months of 2000 and 1999, respectively.

         The increase in room and suite revenue resulted from a 1.6 percentage point increase in Occupancy combined with a 1.3% increase in ADR and the addition of one hotel to the DJONT portfolio in January of 2000, which contributed $3.8 million in room and suite revenue.

         DJONT's total expenses decreased as a percentage of total revenues from 101.4% in the three months ended March 31, 1999, to 99.8% in the three months ended March 31, 2000. This is largely due to reductions of Percent Rent as a percentage of total revenue from 42.1% to 39.9%.

         Net income for DJONT for the three months ended March 31, 2000, was $512,000 compared to a loss of $2.8 million in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the three months ended March 31, 2000, net cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $52.2 million and Funds From Operations was $68.5 million.

         The Lessees' obligations under the Percentage Leases are largely unsecured. The Lessees have limited capital resources, and, accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels.

         DJONT recorded net income of $512,000 for the three months ended March 31, 2000, but had a cumulative shareholders' deficit of $12.6 million as a result of losses in prior years. Consistent with the operating results for the three months ended March 31, 2000, management anticipates revenue growth at the DJONT hotels during 2000, but DJONT may record small operating losses for the year 2000.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases, and is required to maintain a minimum liquid net worth. A portion of this liquid net worth is being satisfied through a letter of credit for the benefit of the Company. This letter of credit is subject to periodic reductions upon satisfaction of certain conditions and, at March 31, 2000, was in the amount of $9.1 million.

         As a result of the recently passed REIT Modernization Act, the Company is considering acquiring the Percentage Leases from its Lessees. At this time the Company has not entered into any agreements to acquire the Lessees or their leasehold interests.

         The Company may incur indebtedness to make property acquisitions, to purchase shares of its capital stock, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient for such purposes.

         The board of directors has authorized FelCor to repurchase up to $200 million of its outstanding common shares and the stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. FelCor expects to fund the repurchase of stock through the use of cash, existing credit facilities, proceeds from the sale of assets and debt refinancings. Beginning in January 2000 through May 1, 2000, FelCor repurchased approximately 2.7 million shares of its outstanding common stock on the open market for approximately $48.5 million.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, restricted payments (such as stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At March 31, 2000, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Senior Term Loan. Most of the mortgage debt is nonrecourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable, subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         At March 31, 2000, the Company had $50.8 million of cash and cash equivalents and had utilized $719 million of the $850 million available under the Line of Credit. Certain significant credit and debt statistics at March 31, 2000, are as follows:

         o        Interest coverage ratio of 3.1x

         o        Borrowing capacity of $131 million under the Line of Credit

         o Consolidated debt equal to 42% of investment in hotels, at cost

         o        Fixed interest rate debt equal to 50% of total debt

         o Weighted average maturity of fixed interest rate debt of approximately seven years

         o        Mortgage debt to total assets of 9%

         o        Debt of approximately $53.5 million maturing in 2000

         On April 26, 2000, FelCor closed a 10-year, $145 million First Mortgage Term Loan, which is secured by seven Sheraton hotels and carries an 8.73% fixed interest rate. On May 2, 2000, FelCor closed $186 million of 10-year, First Mortgage Term Loans which are secured by eight Embassy Suites hotels and carry an 8.69% fixed interest rate. The loans are non-recourse, mature in May 2010, and amortize over 25 years. The proceeds of these loans were used to reduce borrowings under its $850 million Line of Credit. The following pro forma statistics reflect the $331 million of debt transactions:

         o        Borrowing capacity of $447 million under the line of credit

         o        Fixed interest rate debt equal to 67% of total debt

         o Weighted average maturity of fixed interest rate debt of approximately seven years

         o        Mortgage debt-to-total assets of 19%

         o        Debt of approximately $41 million maturing in 2000

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit and Senior Term Loan without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at March 31, 2000, are summarized in the following table:


                                                          EFFECTIVE
                                                          SWAP RATE
                                                           RECEIVED
                         SWAP RATE        EFFECTIVE     (VARIABLE) AT         SWAP
  NOTIONAL AMOUNT       PAID (FIXED)     FIXED RATE        3/31/00          MATURITY
  ---------------       ------------     ----------     -------------      ----------
   $ 25 million           5.5575%          7.1825%         7.5375%          July 2001
   $ 25 million           5.5480%          7.1730%         7.5375%          July 2001
   $ 75 million           5.5550%          7.1800%         7.5375%          July 2001
   $100 million           5.7955%          8.2955%         8.4125%          July 2003
   $ 25 million           5.8260%          8.3260%         8.4125%          July 2003
   ------------
   $250 million
   ============

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

         The Company spent approximately $14.7 million during the quarter on upgrading, renovating and/or rebranding its Hotels during the three months ended March 31, 2000. It had completed renovations at five hotels during the quarter, added 90 rooms to the Doubletree hotel in Wilmington, Delaware and had 11 additional hotels undergoing renovation at the end of the quarter. Room nights out-of-service, due to renovation, were less than 1% during the quarter. The Company currently plans to spend approximately $50 million on hotel renovations during 2000 and expects an insignificant number of room nights to be lost as a result of such renovations.

Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk exposure is to changes in interest rates on its floating rate debt. The Company manages the risk of increasing interest rates on its floating rate debt through the use of interest rate swaps, which effectively convert variable rate debt to a fixed rate, by locking the interest rates paid. The Company had entered into interest rate swap contracts relating to debt of $250 million at March 31, 2000.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at March 31, 2000, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2000. The Fair Value of the Company's fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements which could have been borrowed at March 31, 2000 at then current market interest rates. The Fair Value of the Company's variable to fixed interest rate swaps indicates the estimated amount that would have been received by the Company had they been sold at March 31, 2000.

                             EXPECTED MATURITY DATE
                                 (IN THOUSANDS)


                            REMAINDER
                                OF
                               2000       2001        2002       2003     2004     2005   THEREAFTER      TOTAL    FAIR VALUE
                            ---------    ------     -------     ------   -------  ------  ----------    ---------  ----------
LIABILITIES
Debt:
   Fixed rate                  7,579      19,900      8,869     30,355   183,716  37,673    409,385       697,477     620,747
      Average interest rate     7.83%       9.51%      7.88%      7.57%     7.41%   8.66%      7.57%
   Variable rate              45,877     719,711        785     60,413   375,000                650     1,202,436   1,202,436
      Average interest rate     4.58%       8.76%      9.38%      9.25%     9.01%              8.16%

INTEREST RATE DERIVATIVES
Interest rate swaps:
   Variable to fixed         125,000                125,000                                               250,000       7,005
      Average pay rate          5.72%                  5.80%
      Average receive rate      6.97%                  6.97%

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to FelCor is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2000.

                          PART II. -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

         For information relating to certain other transactions by the Company through March 31, 2000, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

             Exhibit
             Number               Description
             -------              -----------

              27            Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  Registrant did not file any reports on Form 8-K during the first quarter of 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2000

                                 FELCOR LODGING TRUST INCORPORATED



                                 By:        /s/ Lester C. Johnson
                                       -----------------------------------------
                                              Lester C. Johnson
                                        Vice President and Controller
                                         (Principal Financial Officer
                                       and Principal Accounting Officer)

                                 EXHIBIT INDEX


             EXHIBIT
             NUMBER               DESCRIPTION
             -------              -----------
              27            Financial Data Schedule.