Form 10-K
period 2000-12-31
FELCOR LODGING TRUST INC
filed 2001-04-02
CIK 923603

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act:

                                                                              NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                            ON WHICH REGISTERED
                -------------------                                        --------------------------
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

                                      NONE
                                (Title of class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common equity securities of the registrant held by non-affiliates of the registrant, as of March 15, 2001, was approximately $1.1 billion.

     As of March 15, 2001, the registrant had issued and outstanding 53,105,335 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement pertaining to the 2001 Annual Meeting of Stockholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.


================================================================================

                        FELCOR LODGING TRUST INCORPORATED

                                      INDEX




                                                                                                      FORM 10-K
                                                                                                        REPORT
ITEM NO.                                                                                                 PAGE
- -------                                                                                               ---------
                                     PART I

1.   Business...............................................................................................1
2.   Properties........................................................................................... 15
3.   Legal Proceedings.....................................................................................18
4.   Submission of Matters to a Vote of Security Holders...................................................18

                                     PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters.................................19
6.   Selected Financial Data...............................................................................21
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................22
7A.  Quantitative and Qualitative Disclosures About Market Risk............................................38
8.   Financial Statements and Supplementary Data...........................................................38
9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..................38

                                    PART III

10.  Directors and Executive Officers of the Company ......................................................39
11.  Executive Compensation................................................................................39
12.  Security Ownership of Certain Beneficial Owners and Management........................................39
13.  Certain Relationships and Related Transactions........................................................39

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................40

                                     PART I

ITEM 1. BUSINESS

         FelCor Lodging Trust Incorporated ("FelCor"), a Maryland corporation, is the nation's second largest hotel real estate investment trust ("REIT"). At December 31, 2000, FelCor owned interests in 186 hotels with nearly 50,000 rooms and suites (collectively the "Hotels") through its greater than 86% equity interest in FelCor Lodging Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company." At December 31, 2000, the Company owned 100% interests in 161 Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 16 hotels. The Hotels are located in the United States (35 states) and Canada, with concentrations in Texas (41 hotels), California (19 hotels), Florida (18 hotels) and Georgia (15 hotels).

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of the Hotels, by brand, at December 31, 2000:



     BRAND                                                                  TOTAL
     -----                                                                  -----
Hilton(R) Brands:
      Embassy Suites .....................................................    59
      Doubletree and Doubletree Guest Suites(R) ..........................    14
      Hampton Inn(R) .....................................................     9
      Hilton Suites(R) ...................................................     1
      Homewood Suites(R) .................................................     1
Bass Brands:
      Holiday Inn ........................................................    44
      Crowne Plaza and Crowne Plaza Suites(R) ............................    18
      Holiday Inn Select(R) ..............................................    10
      Holiday Inn Express(R) .............................................     5
Starwood Brands:
      Sheraton(R)and Sheraton Suites(R) ..................................    10
      Westin(R) ..........................................................     1
Other Brands .............................................................    14
                                                                            ----
         Total Hotels ....................................................   186
                                                                            ====

         The Company seeks to increase operating cash flow through both internal growth and selective acquisitions, while maintaining a flexible and conservative capital structure. In addition to renovating, redeveloping and repositioning the Company's acquired hotels, the Company may seek to acquire new upscale properties that will benefit from affiliation with one of the premium brands available to the Company through its strategic brand owner and manager relationships with Hilton Hotels Corporation ("Hilton"), Bass plc ("Bass") and Starwood Hotels & Resorts Worldwide, Inc. ("Starwood").

         On July 28, 1998, the Company merged Bristol Hotel Company into FelCor, acquiring its 107 primarily full-service hotels (the "Merger"). These hotels added more than 28,000 rooms and suites to the Company's portfolio, more than doubling the Company's size. The merger also provided diversification, both geographically and by asset class, by adding hotels in many of its key markets and broadening its portfolio in the full-service, upscale and midscale hotel markets.

         In the second quarter of 2000, the Company identified 25 non-strategic hotels and indicated its intent to sell these hotels. The Company expects gross sale proceeds from these sales to be approximately $150 million and net proceeds to be approximately $137 million (after deducting estimated transaction costs). The Company anticipates that the sale of these 25 hotels will result in a book loss of approximately $63 million. Accordingly, FelCor's Board of Directors approved the establishment of a $63 million reserve in the second quarter of 2000 for hotels held for sale, to reflect the difference between book value and the estimated market value of these hotels. In December 2000, the Company completed the sale of one of these hotels held for sale and recorded a gain of approximately $135,000.

         In March 2001, the Company contributed eight of the hotels held for sale to an entity in which the Company holds a 50% equity interest, and a subsidiary of Interstate Hotels Corporation ("IHC") holds the other 50% equity interest. Another subsidiary of IHC manages each of these hotels.

         On January 1, 2001, the provisions of the REIT Modernization Act became effective. These provisions:

      o reduce the percentage of taxable income required to be distributed by a REIT from 95% to 90% for taxable years after 2000; and

      o subject to certain limitations, permit a REIT to own taxable subsidiaries that engage in businesses previously prohibited to a REIT, including, among other things, leasing hotels from a hotel REIT, provided that the hotels in question continue to be managed by unrelated third parties.

         As a result of the REIT Modernization Act's enactment, the Company undertook steps to realize the benefits the Act offers to REIT's by

     o effective January 1, 2001, acquiring DJONT Operations, L.L.C. and its consolidated subsidiaries ("DJONT"), which leased 85 of the Company's hotels at December 31, 2000. The management contracts for all of the DJONT leased hotels remained in place;

      o effective January 1, 2001, completing the acquisition of leases for 12 hotels leased to Bristol Hotels & Resorts and its consolidated subsidiaries ("Bristol"), and entering into management contracts with a subsidiary of Bass for two of the hotels, a subsidiary of IHC for eight of the hotels, with a subsidiary of Hilton for one of the hotels and one hotel was sold;

      o effective July 1, 2001, acquiring leases for the remaining 88 hotels leased to Bristol and entering into long term management agreements with a subsidiary of Bass to manage these hotels; and

      o contributing the acquired Lessee and/or leases as acquired, to newly created wholly owned taxable REIT subsidiaries ("TRS").

         The Company believes that the advantages of holding the lessees and leases in a TRS include (i) a more direct relationship with the hotel and the brand managers, (ii) elimination of potential conflicts of interest and (iii) the ability to present consolidated hotel level financial reporting.

         As the Hotel leases are acquired, the Company's results of operations will reflect hotel revenues and expenses rather than percentage lease revenue. Pro forma consolidated statements of operations for the years ended December 31, 2000 and 1999, which reflect the acquisition of all the Hotel leases, are contained in the Notes to the Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

         The Leases

         At December 31, 2000, the Company leased 85 hotels to DJONT and leased 99 hotels to Bristol (Bristol together with DJONT, the "Lessees"). Bristol became a subsidiary of Bass by virtue of a merger between Bristol and a subsidiary of Bass in March 2000. Two of the Hotels were operated without a lease.

         At December 31, 2000, DJONT was a private company controlled by Thomas
J. Corcoran, Jr. the President, Chief Executive Officer and a Director of FelCor. Subject to the receipt of certain lender consents, effective January 1, 2001, the Company acquired and contributed to a newly formed taxable REIT subsidiary, all of the equity interests in DJONT. In consideration for the acquisition of DJONT, the Operating Partnership issued an aggregate of 416,667 units of limited partnership interest valued at approximately $10 million, which, together with DJONT's accumulated shareholders' deficit of $24.5 million, will be expensed in the first quarter of 2001 as a lease termination cost.

         Effective January 1, 2001, the Company completed the acquisition of 12 of the Bristol leases which were held by Bass. In consideration for the acquisition of such leases, the Company issued to Bass 413,585 shares of FelCor common stock valued at approximately $10 million. The Company has entered into an agreement with IHC to manage eight of the hotels, two hotels are being managed by a subsidiary of Bass under short term management contracts, one hotel is being managed by a subsidiary of Hilton and one hotel was sold. In March 2001, the Company entered into an agreement with Bass to acquire the remaining 88 leases effective July 1, 2001. In consideration for the acquisition of such leases, the Company will enter into long term management agreements with Bass with regard to these hotels and issue to Bass100 shares of FelCor common stock. A portion of the management fees with respect to the 88 hotels managed by Bass under long term management agreements will be considered to be lease termination costs and the Company will record a lease termination expense of approximately $125 million in the third quarter of 2001. The Company will record a corresponding liability of approximately $125 million that will be amortized over the term of the applicable management agreements.

         At January 1, 2001, (i) subsidiaries of Bass managed 91 of the Hotels,
(ii) subsidiaries of Hilton managed 72 of the Hotels, (iii) subsidiaries of Starwood managed 11 of the Hotels, (iv) subsidiaries of IHC managed eight of the Hotels and (v) three independent management companies managed the four remaining Hotels.

THE INDUSTRY

         The United States hotel industry profitability has improved each year since 1992, the longest sustained growth in history. According to PricewaterhouseCoopers LLP's Lodging Research Journal, after a period of extended unprofitability in the late 1980's and early 1990's, during which time the increase in supply of new hotel rooms significantly outpaced growth in room demand, lodging industry revenues increased every year from 1992 through 2000. The percentage growth in room demand exceeded percentage growth in new room supply from 1992 through 1996. While 1997 and 1998 experienced the highest number of new room starts in the prior 10 years, 1999 showed a decline in new room starts from 1997-1998 levels. In spite of above-average increases in room supply, according to PricewaterhouseCoopers LLP's January 2001 Lodging Research Journal, room demand for the year 2000 reflected a growth rate of 3.7 percent, which was the strongest since 1989. Increases in room rates of an estimated 4.9 percent contributed to a growth in revenue per available room ("RevPAR") of 5.5 percent for the year. Although 2000 was the first year in which hotel occupancy had risen since 1995, PricewaterhouseCoopers indicated that occupancy in the U.S. lodging industry is expected to fall and estimated slower RevPAR growth during the first two quarters of 2001. However, it anticipates the lodging industry will regain momentum towards the end of 2001 and estimates RevPAR growth for 2001 to be 2.8%.

         Smith Travel Research, another leading provider of industry data, classifies hotel chains into five distinct categories: Upper Upscale, Upscale, Midscale with Food & Beverage, Midscale Without Food & Beverage, and Economy. The Company remains focused primarily on properties in the Upper Upscale (including Doubletree Guest Suites, Embassy Suites, Sheraton and Westin hotels), Upscale (including Crowne Plaza, Doubletree hotels and Homewood Suites), and Midscale With Food & Beverage (including Holiday Inn and Holiday Inn Select hotels) categories, from which the Company derived approximately 97% of its room and suite revenues in 2000. PricewaterhouseCoopers LLP's January 2001 Lodging Research Journal projects that for 2001, RevPAR growth will be 2.3% for Upper Upscale hotels, 2.4% for Upscale hotels, and 2.1% for hotels in the Midscale With Food & Beverage category. The same publication projects 2001 changes in supply and demand for each segment: Upper Upscale hotels, supply growth of 3.7% with a demand growth of 2.3%; Upscale hotels, supply growth of 4.2% with a demand growth of 3.7%; and hotels in the Midscale With Food & Beverage category with a supply growth of 0.3% and a decline in demand of 0.5%.

BUSINESS STRATEGY

         The Company seeks to increase operating cash flow through active asset management. In addition to actively overseeing the operation of its hotels by its lessees and their managers, the Company applies its asset management expertise to the renovation, redevelopment and rebranding of its hotels, to the maintenance of strong strategic relationships with its brand owners and managers, and to maintaining financial flexibility and a conservative balance sheet.

     HOTEL RENOVATION, REDEVELOPMENT AND REBRANDING

         The Company has historically sought to enhance the value of its portfolio through:

         o its practice of upgrading, renovating and/or redeveloping most of its recently acquired hotels to enhance their competitive position, and, in certain instances, rebranding them to improve their revenue generating capacity; and

         o its ongoing program for the maintenance of the Company's upgraded hotel assets, which includes:

             o the contribution of approximately 4% of total annual room and suite revenue to a capital reserve, for routine capital replacements and improvements; and

             o ensuring that the Lessees' adhere to a rigorous maintenance and repair program, resulting in the expenditure of more than 4% of annual hotel revenues on maintenance of the Hotels.

         For information regarding the Company's renovation, redevelopment and rebranding activities during 2000 and 1999, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Renovations, Redevelopments and Rebrandings" contained elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2000.

     MAINTENANCE OF STRONG STRATEGIC RELATIONSHIPS

         The Company benefits from strategic brand owner and manager relationships with Hilton (Embassy Suites and Doubletree), Bass (Crowne Plaza and Holiday Inn) and Starwood (Sheraton and Westin).

         o Hilton, which acquired Promus Hotel Corporation in November 1999, has a hotel portfolio of more than 1,800 hotels with more than 300,000 guest rooms in 50 states and the District of Columbia, and is the largest operator of full-service, all-suite hotels in the United States. In addition to its Hilton and Conrad International(R)-branded hotels, Hilton owns the Embassy Suites, Doubletree and Doubletree Guest Suites brands and at December 31, 2000, managed 71 of the

              Company's hotels. As a result of its acquisition of Promus Hotel Corporation, Hilton acquired an equity interest in the Company having an aggregate value of approximately $34 million at December 31, 2000, and became a 50% partner in unconsolidated entities with the Company in the ownership of 12 hotels and the holder of a 10% equity interest in certain consolidated subsidiaries owning six hotels. The relationship with Promus Hotel Corporation and its Embassy Suites brand provided the foundation for the Company's historical growth, and it expects to expand its relationship with Hilton, as the successor to Promus.

         o Bass is one of the largest hotel operating companies in the world. Bass owns, operates or franchises more than 3,000 hotels worldwide, with over 490,000 guest rooms in more than 100 countries around the world. Among the brands owned by Bass are Crowne Plaza, Holiday Inn, Holiday Inn Select, Holiday Inn Express and Inter-Continental(R). Bass, which acquired Bristol in March 2000, managed 100 of the Company's hotels at December 31, 2000. Bass also owns FelCor common stock and Operating Partnership units aggregating approximately 16.2% of the Company's outstanding common stock and units.

         o Starwood is one of the world's largest hotel operating companies. Directly and through subsidiaries, Starwood owns, leases, manages or franchises more than 725 properties in 80 countries. The Company's strategic alliance with Starwood, coupled with the purchase of seven Sheraton hotels in 1997, provided the Company with its initial entry into the upscale, full-service, non-suite hotel market. Starwood manages 11 of the Company's hotels and is a 40% joint venture partner in the ownership of two hotels and a 50% joint venture partner in the ownership of one hotel.

     MAINTENANCE OF FINANCIAL FLEXIBILITY

         The Company is committed to maintaining substantial financial flexibility. In funding its growth, the Company has used a broad selection of financing sources to minimize the cost of capital, including public equity, collateralized mortgage-backed securities, public and private debt, and asset divestitures. It believes that its capital structure will continue to be among the most conservative in the hotel REIT industry. It further believes its financial flexibility should enable it to pursue selective expansion opportunities and to take advantage of renovation, redevelopment and rebranding opportunities to help it improve its hotels' competitive position.

     FINANCING TRANSACTIONS

         On April 26, 2000, the Company closed a 10-year, $145 million First Mortgage Term Loan, which is collateralized by seven Sheraton hotels and carries an 8.73% fixed interest rate. On May 2, 2000, the Company closed $186 million of 10-year, First Mortgage Term Loans which are collateralized by eight Embassy Suites hotels and carry an 8.70% fixed interest rate. These loans are non-recourse, mature in May 2010, and amortize over 25 years. The proceeds of these loans were used to reduce borrowings under the Company's line of credit (the "Line of Credit").

         On August 1, 2000, the Company renewed its Line of Credit. The Line of Credit was reduced from $850 million to $600 million and the maturity was extended from July 2001 to August 2003. The effective interest rate on the renewed Line of Credit ranges from 87.5 basis points to 250 basis points above LIBOR depending on the Company's leverage and corporate rating. An extraordinary charge of approximately $578,000 was recorded to write-off a portion of the deferred financing costs associated with the Line of Credit.

         On September 15, 2000, the Company completed the private placement of $400 million of senior unsecured notes which mature in September, 2008 and bear an interest rate of 9 1/2%. The notes were issued at a discount to yield 9.75%. The proceeds were used to retire the $375 million floating rate senior term loan, which matured in 2004, and to pay down the Line of Credit. An extraordinary charge of approximately $3.3 million was recorded to write-off unamortized deferred financing costs associated with the $375 million loan. The Company subsequently completed an offer to exchange $400 million in aggregate principal amount of the private placement senior notes for notes with identical terms which were registered under the Securities Act of 1933.

         On January 11, 2001, the Company completed the private placement of an additional $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a premium to yield an effective interest rate of 9 1/8%. The proceeds were used initially to pay down the Company's Line of Credit.

     HOTEL OPERATING PERFORMANCE

         Upscale and full service hotels like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree Guest Suites, and Sheraton and Sheraton Suites hotels account for approximately 97% of the Company's percentage lease revenue.

         For a detailed discussion of the Company's hotel operating performance, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-The Hotels-Actual" contained elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2000.

     SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in quarterly hotel income, particularly during the fourth quarter. To the extent cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations, the Company expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its equity holders.

     COMPETITION

         The hotel industry is highly competitive. Each of the Company's Hotels is located in a developed area that includes other hotel properties and competes for guests primarily with other full-service hotels in its immediate vicinity and secondarily with other hotel properties in its geographic market. An increase in the number of competitive hotel properties in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and RevPAR of the Company's hotels in that area. The Company believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting the Company's hotels.

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

     PROPERTY TAXES

         Each Hotel is subject to real and personal property taxes. During 2000, real and personal property taxes incurred by the Company amounted to $63.2 million, or 11.4 % of the Company's total revenues. Real and personal property taxes on the Hotels may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. FelCor's Vice President, Taxes, Michael L. Hunter and his staff, work with the numerous taxing authorities, both directly and through independent agents, to assure that the Hotels are fairly assessed and to minimize the Company's tax liabilities.

     TAX STATUS

         FelCor has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its initial taxable year ending December 31, 1994. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level, on its taxable income that is distributed to its shareholders. The Company may, however, be subject to certain state and local taxes on its income and property. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its taxable income. In connection with FelCor's election to be taxed as a REIT, FelCor's Charter imposes restrictions on the ownership and transfer of shares of its common stock. FelCor has adopted the calendar year as its taxable year.

         REIT Modernization Act

         On December 17, 1999, the provisions of the REIT Modernization Act were enacted into law. These provisions became effective January 1, 2001 and, among other things:

     o reduce the percentage of taxable income required to be distributed by a REIT from 95% to 90%; and

     o subject to certain limitations, permit a REIT to own taxable subsidiaries that engage in businesses previously prohibited to a REIT, including, among other things, leasing hotels from its parent hotel REIT, provided that the hotels in question continue to be managed by unrelated third parties.

         This act and its potential impact on the Company are discussed in further detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K for the year December 31, 2000.

     LESSEE OPERATIONS

         At December 31, 2000, the Lessees leased all but two of the Hotels under Percentage Leases, pursuant to which the Lessee is obligated to pay the Company the greater of a minimum Base Rent or Percentage Rent based on a percentage of revenues. The Lessees have entered into and are responsible for the payment of all fees under the franchise licenses and management agreements relating to the Hotels, may hold the liquor licenses applicable to the Hotels, own and maintain the inventories required for the operation of the Hotels, pay for normal maintenance and repair expenses, enter into various operating, maintenance and service agreements with respect to the Hotels, and are responsible for compliance with the license, management and other agreements affecting hotel operations. In addition, the Lessees provide asset management services to the Hotels, including the supervision of the day-to-day operations of the Hotels by the management companies engaged to manage such Hotels and the establishment and implementation of capital expenditure programs.

         DJONT and the Bristol Tenant Companies have provided audited financial statements to the Company for inclusion elsewhere in this Form 10-K. See "Index to Financial Statements" at page F-1.

     REPAIRS AND MAINTENANCE

         During the year ended December 31, 2000, approximately $41.0 million and $32.2 million was spent by the Lessees on routine repairs and maintenance at the Hotels leased by DJONT and Bristol, respectively. This represents approximately 4.4% of total hotel revenues.

     EMPLOYEES

         Mr. Corcoran entered into an employment agreement with the Company in 1994 that continues through 2001. None of FelCor's other executive officers has an employment agreement with FelCor. In addition to Mr. Corcoran, the Company had 50 other full-time employees at December 31, 2000. All persons employed in the day-to-day operation of the Company's Hotels are employees of the management companies engaged by the Lessees to operate such Hotels and are not employees of the Company.

     PERSONNEL AND OFFICE SHARING ARRANGEMENTS

         The Company shares executive offices and certain employees with DJONT and FelCor, Inc. (a private company controlled by Mr. Corcoran). Each entity bears an allocated share of the costs thereof, including but not limited to rent, compensation of certain personnel (other than Mr. Corcoran, whose compensation is borne solely by the Company), office supplies, telephones and depreciation of office furniture, fixtures and equipment. Any such allocation of shared expenses to the Company is required to be approved by a majority of the Independent Directors. During 2000, approximately $7.5 million (approximately 89.5% of all allocable expenses) were paid by the Company under this arrangement.

     CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         CERTAIN STATEMENTS AND ANALYSES CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, IN FELCOR'S 2000 ANNUAL REPORT TO STOCKHOLDERS, OR THAT MAY IN THE FUTURE BE MADE BY, OR BE ATTRIBUTABLE TO, THE COMPANY, MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. ALL OF SUCH FORWARD-LOOKING STATEMENTS ARE BASED UPON PRESENT EXPECTATIONS AND ASSUMPTIONS THAT MAY OR MAY NOT ACTUALLY OCCUR. THE FOLLOWING FACTORS CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS, INCLUDING MATERIAL RISKS AND UNCERTAINTIES, WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS OR IN THE COMPANY'S HISTORICAL RESULTS. EACH OF THE FOLLOWING FACTORS, AMONG OTHERS, COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO MEET ITS CURRENT EXPECTATIONS.

     The Company has had increases in leverage that could adversely affect its financial condition

         As a result of its 1998 merger with Bristol Hotel Company, the Company's leverage increased during 1998, and has increased further to fund its renovation, redevelopment and rebranding program and share repurchase program. The share repurchase program authorizes repurchases up to an aggregate maximum of $300 million. Through December 31, 2000, the Company had repurchased approximately 10.2 million shares of common stock under this program at an aggregate cost of approximately $185 million.

         At December 31, 2000 the Company had:

         o approximately $1.8 billion in consolidated debt, of which approximately $783 million was collateralized by mortgages or capital leases;

         o a ratio of consolidated debt to investment in hotels at cost of 39.9%;

         o a ratio of EBITDA to interest expense for the year ended December 31, 2000, of 2.8-to-1; and

         o $175 million of floating rate debt, which constituted 9.5% of its total debt.

         Most of the Company's floating rate debt bears interest at a rate equal to 2.00% plus the one month LIBOR rate. At December 31, 2000, the one month LIBOR rate was 6.565%. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense on its floating rate debt and reducing funds available for its current renovation, redevelopment and rebranding plans and its share repurchase program.

         The Company's leverage could have important consequences. For example, it could:

         o limit the Company's ability to obtain additional financing, if needed, for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements or other purposes;

         o increase the Company's vulnerability to adverse economic and industry conditions;

         o require it to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for operations, future business opportunities or other purposes;

         o limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and

         o place it at a competitive disadvantage compared to competitors that have less debt.

     The Company may be unable to realize the anticipated benefits of its renovations

         The majority of its hotels either recently have been, or are in the process of being, substantially renovated, redeveloped and, in certain cases, rebranded. If the completion of the current renovation projects are significantly delayed, the Company's operating results could be adversely affected. In addition, no assurance can be given that the recently completed and ongoing improvements will achieve the results anticipated when the decision was made to invest in the improvements.

     Conflicts of interest could adversely affect the Company's business

         Certain FelCor directors. Subsidiaries of Bass currently manage 89 of our hotels. Richard C. North, who joined FelCor's Board during 1998, is the Group Finance Director of Bass plc, which is also the parent of Holiday Hospitality Franchising, Inc. Holiday Hospitality is the franchisor of most of the hotels managed by Bass and, together with its affiliates, owns FelCor common stock and FelCor LP units aggregating approximately 16.2% of the Company's outstanding common stock and units.

         Issues may arise under the franchise agreements and management contracts, and in the allocation of acquisition opportunities, that present conflicts of interests due to the relationship of Mr. North to the companies with which he is associated. As an example, in the event the Company enters into new or additional transactions with Bristol, the interests of Mr. North, by virtue of his relationship with Bass, may conflict with the Company's interests. For example, in the selection of franchises under which the Company's hotels will be operated, Mr. North by virtue of his relationship with Holiday Hospitality, may have interests that conflict with the Company's interest. It is anticipated that any director who has a conflict of interest with respect to an issue presented to the FelCor board will abstain from voting upon that issue, although he will have no legal obligation to do so. There are no provisions in the Company's bylaws or charter that require an interested director to abstain from voting upon an issue. Although each director has a fiduciary duty of loyalty to the Company, there is a risk that, should an interested director vote upon an issue in which he or one of his affiliates has an interest, his vote may reflect a bias that could be contrary to the Company's best interests. In addition, even if an interested director abstains from voting, the director's participation in the meeting and discussion of an issue in which he or companies with which he is associated have an interest could influence the votes of other directors regarding the issue.

         Acquisition of lessees. As a result of the passage of the REIT Modernization Act, FelCor was able to form or acquire taxable REIT subsidiaries
(TRSs) to acquire its existing hotel leases, and to serve as the lessee for any hotels acquired after January 1, 2001. Subject to the receipt of consents from certain lenders, the acquisition of DJONT was completed effective January 1, 2001. The acquisition of DJONT required negotiations between the Company and the owners of DJONT, including Mr. Corcoran and the children of Charles N. Mathewson, a director of FelCor. The interests of Mr. Corcoran and Mr. Mathewson were in direct conflict with the interest of the Company in these negotiations and, accordingly, they abstained from participation in the discussion and vote on this matter. In December 2000, the Company sold one Bristol hotel and, on January 1, 2001, terminated leases with respect to 12 hotels. In consideration for the acquisition and termination of such leases, 413,585 shares of FelCor common stock valued at approximately $10 million were issued to Bass. In March 2001, the Company entered into an agreement to acquire the remaining 88 leases held by Bristol effective July 1, 2001. The acquisition of the leases held by Bristol involved negotiations between the Company and Bass. Richard C. North, a director of FelCor, is the Group Finance Director of Bass plc. The interest of Bass in those negotiations was in direct conflict with the interests of the Company. Mr. North abstained from participating in any discussion or vote by the Board of Directors relating to these transactions.

         Adverse tax consequences to certain affiliates on a sale of certain hotels. Messrs. Corcoran and Mathewson may incur additional tax liability if the Company sells its investments in six hotels that were acquired in July 1994 from partnerships controlled by these individuals. Consequently, the Company's interests could differ from Messrs. Corcoran and Mathewson's interests in the event that a sale of any of these hotels is considered. Decisions regarding a sale of any of these six hotels must be made by a majority of the independent directors.

     The Company has restrictive debt covenants that could adversely affect its ability to run its business

         At December 31, 2000, the Company had approximately $362 million borrowed under its Line of Credit. It also had issued and outstanding an aggregate of $700 million of senior notes. The indentures governing the senior notes and the agreements governing the Line of Credit contain various restrictive covenants including, among others, provisions restricting the Company from:

         o        incurring indebtedness;

         o        making distributions;

         o        making investments;

         o        engaging in transactions with affiliates;

         o        incurring liens;

         o        merging or consolidating with another person;

         o        disposing of all or substantially all of its assets; or

         o permitting limitations on the ability of its subsidiaries to make payments to it.

         These restrictions may adversely affect the Company's ability to finance its operations or engage in other business activities that may be in its best interest.

         In addition, certain of these agreements require the Company to maintain certain specified financial ratios. Its ability to comply with such ratios may be affected by events beyond its control. Under the most restrictive of these provisions, the maximum additional debt that the Company could incur for investment in hotel properties was limited to approximately $1 billion at December 31, 2000. These covenants also may restrict its ability to engage in certain transactions. In addition, any breach of these limitations could result in the acceleration of most of the Company's debt. It may not be able to refinance or repay this debt in full under such circumstances.

     The Company will encounter industry related risks that may adversely affect its business

     Investing in hotel assets involves special risks. The Company has invested only in hotel-related assets, and its hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, and generally include:

         o        competition from other hotels;

         o construction of more hotel rooms in a particular area than needed to meet demand;

         o increases in energy costs and other travel expenses that reduce business and leisure travel;

         o adverse effects of declines in general and local economic activity;

         o fluctuations in revenue caused by the seasonal nature of the hotel industry;

         o        adverse effects of a downturn in the hotel industry; and

         o risks generally associated with the ownership of hotels and real estate, as discussed below.

         The Company will be subject to the risks of hotel operations. Prior to January 1, 2001, substantially all of the Hotels were leased to Bristol or DJONT under leases providing for the payment of rent based, in part, upon revenues from the hotels. Accordingly, the Company's operating risks were essentially limited to changes in hotel revenues and to the lessees' ability to pay the rent due under the leases. Following completion of the acquisition of DJONT and leases held by Bristol, the acquisition of such leases, in addition to the ownership expenses previously not borne by it, the Company will become subject to the risk of fluctuating hotel operating expenses, including but not limited to:

         o        wage and benefit costs;

         o        repair and maintenance expenses;

         o the costs of gas and electricity, which have increased significantly in recent months;

         o        the costs of liability insurance; and

         o        other operating expenses.

These operating expenses are more difficult to predict and control than revenue, resulting in an increased risk of volatility in the Company's results of operations.

         The Company could face increased competition. Each of the Hotels competes with other hotels in a given geographic area. A number of additional hotel rooms have been or may be built in a number of the geographic areas in which the Company's hotels are located, which could adversely affect the results of operations of these hotels. An oversupply of hotel rooms could adversely affect both occupancy and rates in the markets in which the Company's hotels are located. A significant increase in the supply of Midprice, Upscale and Upper Upscale hotel rooms and suites, if demand fails to increase proportionately, could have a severe adverse effect on the Company's business, financial condition, and results of operations.

         Acquisition growth opportunities have decreased. There has been substantial consolidation in, and capital allocated to, the U.S. lodging industry since the early 1990's. This generally has resulted in higher prices for hotels. In addition, current market prices of FelCor's common stock make its cost of equity capital relatively high. These conditions have resulted in fewer attractive acquisition opportunities. An important part of the Company's historical growth strategy has been the acquisition and, in many instances, the renovation and repositioning of hotels at less than replacement cost. Continued industry consolidation and competition for acquisitions could adversely affect its growth prospects. The Company competes for hotel investment opportunities with other companies, some of which have greater financial or other resources than it has. Certain competitors may have a lower cost of capital and may be able to pay higher prices or assume greater risks than would be prudent for the Company to pay or assume.

         The Company must comply with requirements of franchise agreements. Most of its hotels are operated under various franchise licenses. Each license agreement requires that the franchised hotel be maintained and operated in accordance with certain standards. The franchisors also may require substantial improvements to the hotels as a condition to the renewal or continuation of these franchise licenses. If a franchise license terminates due to the Company's failure to make required improvements or to otherwise comply with its terms, the Company may be liable to the franchisor for a termination payment. These termination payments would vary by franchise agreement and by hotel. The loss of a substantial number of franchise licenses and the related termination payments could have a material adverse effect on the Company's business, financial condition and results of operations.

     The ability to grow may be limited by the Company's ability to attract debt financing

         Since the merger with Bristol Hotel Company, the Company has focused on its internal growth strategy, which includes the renovation, redevelopment and rebranding of the Hotels to achieve improved revenue performance. It may not be able to fund growth solely from cash provided from operating activities because FelCor must distribute at least 90% of taxable income each year to maintain its status as a REIT. Consequently, the Company must rely primarily upon the availability of debt or equity capital to fund hotel acquisitions and improvements. The ability of the Company to issue new equity securities is largely dependent on the market prices of such securities, which have not been high enough to effect a public offering of equity securities in recent years. Consequently, the Company may be largely dependent upon its ability to attract debt financing from public or institutional lenders. The Company can make no assurance that it will be successful in attracting sufficient debt financing to fund future growth at an acceptable cost. In addition, it currently has a policy of limiting debt to not more than 50% of its investment in hotel assets, at cost, which (unless waived or modified by its board of directors) could also limit its ability to incur additional debt to fund continued growth. At December 31, 2000, the Company's consolidated debt represented 39.9% of its investment in hotels at cost.

     The recent mergers of Promus and Bristol create uncertainties for the future

         While the Company expects its positive historical relationships with Promus and Bristol to continue with their successors, the mergers of Promus Hotel Corporation into a subsidiary of Hilton, and of Bristol Hotels & Resorts into a subsidiary of Bass, give rise to some uncertainties. Changes in personnel, brand standards or operating methods could adversely affect relationships, result in increases in required capital expenditures, reductions in hotel revenues or other adverse consequences of which the Company is not presently aware.

     The Company is subject to potential tax risks

         The federal income tax laws governing REITs are complex. FelCor has operated and intends to continue to operate in a manner that is intended to qualify it as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complicated, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, FelCor cannot be certain that it has been or will continue to be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of qualification as a REIT.

         Failure to make required distributions would subject FelCor to tax. In order to qualify as a REIT, each year FelCor must pay out to its shareholders at least 90% of its taxable income (other than any net capital gain). To the extent that FelCor satisfies the applicable distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed taxable income. In addition, FelCor will be subject to a 4% nondeductible tax if the actual amount it pays out to its shareholders in a calendar year is less than a minimum amount specified under federal tax laws. FelCor's only source of funds to make such distributions comes from distributions to FelCor from the Operating Partnership. Accordingly, it may be required to borrow money or sell assets to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the applicable distribution requirement and to avoid corporate income tax and the 4% tax in a particular year.

         Failure to qualify as a REIT would subject FelCor to federal income tax. If FelCor fails to qualify as a REIT, FelCor would be subject to federal income tax on its taxable income. It might need to borrow money or sell hotels in order to pay any such tax. If FelCor ceases to be a REIT, it no longer would be required to distribute most of its taxable income to its shareholders. Unless its failure to qualify as a REIT were excused under federal income tax laws, FelCor could not re-elect REIT status until the fifth calendar year following the year in which it failed to qualify.

         Failure to have distributed Bristol Hotel Company's earnings and profits in 1998 could cause FelCor to fail to qualify as a REIT. At the end of any taxable year, a REIT may not have any accumulated earnings and profits (described generally for federal income tax purposes as cumulative undistributed net income) from a non-REIT corporation. Arthur Andersen LLP prepared and provided to FelCor its computation of the accumulated earnings and profits of Bristol Hotel Company through the date of the merger of Bristol Hotel Company into FelCor, and the Company made a corresponding special one-time distribution to its shareholders. However, the determination of accumulated earnings and profits for federal income tax purposes is extremely complex and the computations by Arthur Andersen LLP are not binding upon the IRS. Should the IRS successfully assert that the accumulated earnings and profits of Bristol Hotel Company were greater than the amount so distributed by FelCor, the Company may fail to qualify as a REIT.

         Sale of assets acquired from Bristol Hotel Company within ten years after the Merger may result in tax. If, within ten years after the Merger, the Company sells any assets acquired in the Merger and recognizes a taxable gain on such sale, FelCor will be taxed at the highest corporate rate on an amount equal to the lesser of (i) the amount of gain that FelCor recognizes at the time of the sale or (ii) the amount of gain that FelCor would have recognized if it had sold the asset at the time of the Merger for its then fair market value. The sales of Bristol hotels that have been made to date have not resulted in any material amount of tax liability. If FelCor is successful in selling all of the hotels shown as assets held for sale, FelCor could incur a significant tax liability, the amount of which cannot yet be determined.

     Departure of key personnel, including Mr. Corcoran, could adversely affect the Company's future operating results

     The Company will encounter risks that may adversely affect real estate ownership

         General Risks. The Company's investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

         o adverse changes in general or local economic or real estate market conditions;

         o        changes in zoning laws;

         o        changes in traffic patterns and neighborhood characteristics;

         o        increases in assessed valuation and tax rates;

         o        increases in the cost of property insurance;

         o        governmental regulations and fiscal policies;

         o        the potential for uninsured or underinsured property losses;

         o        the impact of environmental laws and regulations; and

         o        other circumstances beyond its control.

         Moreover, real estate investments are relatively illiquid, and the Company may not be able to vary its portfolio in response to changes in economic and other conditions.

         Compliance with environmental laws may adversely affect the Company's financial condition. Real estate owners are subject to numerous federal, state and local environmental laws and regulations. Under these laws, a current or prior owner of real estate may be liable for costs of cleaning up and removing hazardous or toxic substances found on his property, whether or not he was responsible for their presence. In addition, if an owner of real property arranges for the disposal of hazardous or toxic substances at another site, it may also be liable for the costs of cleaning up and removing such substances from the disposal site, even if it did not own or operate the disposal site. A property owner may also be liable to third parties for personal injuries or property damage sustained as a result of its release of hazardous or toxic substances (including asbestos-containing materials) into the environment. Environmental laws may require one to incur substantial expenses and limit the use of his properties. The Company could be liable for substantial amounts for a failure to comply with applicable environmental laws, which may be enforced by the government or, in certain instances, by private parties. The existence of hazardous or toxic substances on a property can also adversely affect the value of, and the owner's ability to use, sell or borrow against, the property.

         No assurances can be given that future or amended laws, ordinances or regulations or more stringent interpretations or enforcement policies of existing environmental requirements, will not impose any material environmental liability, or that the environmental condition of the hotels will not be affected by changes (of which the Company is unaware) occurring subsequent to the dates of such audits, by the condition of properties in the vicinity of such hotels (such as the presence of leaking underground storage tanks) or by the actions or unrelated third parties.

         Compliance with Americans with Disabilities Act may adversely affect the Company's financial condition. Under the Americans with Disabilities Act of 1990, all public accommodations (including hotels) are required to meet certain federal requirements for access and use by disabled persons. The Company believes that its hotels substantially comply with the requirements of the Americans with Disabilities Act. However, a determination that the hotels are not in compliance with that Act could result in liability for both governmental fines and damages to private parties. If the Company were required to make unanticipated major modifications to the hotels to comply with the requirements of the Americans with Disabilities Act, it could adversely affect its ability to pay its obligations.

ITEM 2. PROPERTIES

THE HOTELS

         The following table sets forth certain descriptive information regarding the Hotels in which the Company had ownership interests at December 31, 2000:

                                                                                                 YEAR        NUMBER OF
LOCATION                                                    FRANCHISE BRAND                    ACQUIRED     ROOMS/SUITES
- --------                                                    ---------------                    --------     ------------
Birmingham, AL(1).......................................... Embassy Suites                       1996           242
Montgomery (East I-85), AL................................. Holiday Inn                          1998           213
Texarkana (I-30), AR(2).................................... Holiday Inn                          1998           210
Flagstaff, AZ.............................................. Embassy Suites                       1995           119
Phoenix (Airport - 44th St.), AZ........................... Embassy Suites                       1998           229
Phoenix (Camelback), AZ.................................... Embassy Suites                       1996           233
Phoenix, (Crescent), AZ(1)................................. Sheraton                             1997           342
Scottsdale (Downtown), AZ(2)(3)............................ Fairfield Inn                        1998           218
Tempe (ASU), AZ(1)......................................... Embassy Suites                       1998           224
Anaheim (Disney(R)Area), CA(1)............................. Embassy Suites                       1996           222
Burlingame (S.F. Airport So.), CA(2)....................... Embassy Suites                       1995           339
Covina (I-10), CA(1)(4).................................... Embassy Suites                       1997           264
Dana Point, CA............................................. Doubletree Guest Suites              1997           198
El Segundo (LAX Airport South), CA......................... Embassy Suites                       1996           350
Irvine (Orange County Airport), CA......................... Crowne Plaza                         1998           335
Milpitas, CA(1)............................................ Embassy Suites                       1996           267
Milpitas (San Jose North), CA.............................. Crowne Plaza                         1998           305
Napa, CA(1)................................................ Embassy Suites                       1996           205
Oxnard (Mandalay Beach), CA................................ Embassy Suites                       1996           249
Palm Desert, CA(1) ........................................ Embassy Suites                       1998           198
Pleasanton, CA............................................. Crowne Plaza                         1998           244
Santa Barbara, CA(1)....................................... Holiday Inn                          1998           160
San Diego (On the Bay), CA(2).............................. Holiday Inn                          1998           600
San Francisco (Financial District), CA(2).................. Holiday Inn                          1998           566
San Francisco (Fisherman's Wharf), CA(2)................... Holiday Inn                          1998           584
San Francisco (Union Square), CA........................... Crowne Plaza                         1998           400
San Rafael (Marin Co.), CA(1)(4)........................... Embassy Suites                       1996           235
South San Francisco (S.F. Airport North), CA(1)............ Embassy Suites                       1996           312
Aurora (Denver Southeast), CO(7)........................... Doubletree                           1998           248
Avon (Beaver Creek Resort), CO............................. Independent                          1996            72
Hartford (Downtown), CT.................................... Crowne Plaza                         1998           342
Stamford, CT(2)............................................ Holiday Inn Select                   1998           383
Wilmington, DE(7).......................................... Doubletree                           1998           244
Boca Raton, FL(3).......................................... Doubletree Guest Suites              1995           182
Boca Raton, FL............................................. Embassy Suites                       1996           263
Cocoa Beach (Oceanfront Resort), FL........................ Holiday Inn                          1998           500
Deerfield Beach, FL(1)..................................... Embassy Suites                       1996           244
Ft. Lauderdale, FL(1)...................................... Embassy Suites                       1996           359
Ft. Lauderdale (Cypress Creek), FL(1)...................... Sheraton Suites                      1998           253
Jacksonville, FL........................................... Embassy Suites                       1994           277
Kissimmee (Nikki Bird Resort), FL(2)....................... Holiday Inn                          1998           529
Lake Buena Vista (Walt Disney World(R)), FL(2)............. Doubletree Guest Suites              1997           229
Miami (Airport), FL(2)..................................... Crowne Plaza                         1998           304
Miami (Airport), FL(1)..................................... Embassy Suites                       1996           314
Orlando (North), FL........................................ Embassy Suites                       1994           277
Orlando (South), FL(1)..................................... Embassy Suites                       1994           244
Orlando (International Drive Resort), FL................... Holiday Inn                          1998           652
Orlando (Airport), FL...................................... Holiday Inn Select                   1998           288
Tampa (Busch Gardens), FL(3)............................... Doubletree Guest Suites              1995           129
Tampa (Rocky Point), FL.................................... Doubletree Guest Suites              1997           203
Tampa (Near Busch Gardens), FL(2).......................... Holiday Inn                          1998           395
Atlanta (Downtown), GA(3).................................. Courtyard by Marriott                1998           211
Atlanta (Airport), GA...................................... Crowne Plaza                         1998           378
Atlanta (Powers Ferry), GA(1).............................. Crowne Plaza                         1998           296
Atlanta (Buckhead), GA(1).................................. Embassy Suites                       1996           317
Atlanta (Airport), GA...................................... Embassy Suites                       1998           233
Atlanta (Perimeter Center), GA(1)(4)....................... Embassy Suites                       1997           241
Atlanta (Downtown), GA(3).................................. Fairfield Inn                        1998           242
Atlanta (Airport North), GA(1)............................. Holiday Inn                          1998           493
Atlanta (Jonesboro South), GA(1)........................... Holiday Inn                          1998           180

                                                                                                          YEAR        NUMBER OF
LOCATION                                                             FRANCHISE BRAND                    ACQUIRED     ROOMS/SUITES
- --------                                                             ---------------                    --------     ------------
Atlanta (Perimeter Dunwoody), GA(1)................................  Holiday Inn Select                   1998           250
Atlanta (Airport Gateway), GA......................................  Sheraton                             1997           395
Atlanta (Galleria), GA(1)..........................................  Sheraton Suites                      1997           278
Brunswick, GA......................................................  Embassy Suites                       1995           130
Columbus (Airport North), GA(2)....................................  Holiday Inn                          1998           223
Marietta, GA(3)....................................................  Hampton Inn                          1998           140
Davenport, IA(3)...................................................  Hampton Inn                          1998           132
Davenport, IA(3)...................................................  Holiday Inn                          1998           287
Chicago (Allerton), IL.............................................  Crowne Plaza                         1998           443
Chicago (Lombard), IL(1)(4)........................................  Embassy Suites                       1995           262
Chicago (O'Hare), IL(1)............................................  Sheraton Suites                      1997           297
Deerfield, IL(1)...................................................  Embassy Suites                       1996           237
Moline, IL(3)......................................................  Hampton Inn                          1998           138
Moline (Airport), IL(3)............................................  Holiday Inn                          1998           216
Moline (Airport), IL(3)............................................  Holiday Inn Express                  1998           111
Indianapolis (North),  IN(1)(4)....................................  Embassy Suites                       1996           222
Colby, KS(3).......................................................  Holiday Inn Express                  1998            72
Great Bend, KS(3)..................................................  Holiday Inn                          1998           175
Hays, KS(3)........................................................  Hampton Inn                          1998           116
Hays, KS(3)........................................................  Holiday Inn                          1998           190
Overland Park, KS(1)(4)............................................  Embassy Suites                       1997           199
Salina, KS(1)(3)...................................................  Holiday Inn                          1998           192
Salina (I-70), KS(2)(3)............................................  Holiday Inn Express Hotel & Suites   1998            93
Lexington, KY......................................................  Hilton Suites                        1996           174
Lexington, KY(1)...................................................  Sheraton Suites                      1998           155
Baton Rouge, LA(1).................................................  Embassy Suites                       1996           224
New Orleans, LA(1).................................................  Embassy Suites                       1994           372
New Orleans (Chateau LeMoyne), LA(1)(2)(4).........................  Holiday Inn                          1998           171
New Orleans (French Quarter), LA(1)(2).............................  Holiday Inn                          1998           276
Boston (Marlborough), MA(1)........................................  Embassy Suites                       1995           229
Boston (Government Center), MA(2)..................................  Holiday Inn Select                   1998           303
Baltimore (BWI), MD(7).............................................  Embassy Suites                       1997           251
Troy, MI(7)........................................................  Embassy Suites                       1997           251
Bloomington, MN....................................................  Embassy Suites                       1997           219
Minneapolis (Airport), MN(1).......................................  Embassy Suites                       1995           311
Minneapolis (Downtown), MN.........................................  Embassy Suites                       1995           218
St. Paul, MN(5)....................................................  Embassy Suites                       1995           210
Kansas City (Country Club Plaza), MO (1)(2)(4).....................  Embassy Suites                       1997           266
Kansas City (Northeast), MO........................................  Holiday Inn                          1998           167
St. Louis (Downtown), MO...........................................  Embassy Suites                       1998           297
St. Louis (Westport), MO(1)........................................  Holiday Inn                          1998           318
Jackson (Downtown), MS(1)..........................................  Crowne Plaza                         1998           354
Jackson (Briarwood), MS(1)(3)......................................  Hampton Inn                          1998           119
Jackson (North), MS(1).............................................  Holiday Inn Hotel & Suites           1998           224
Olive Branch (Whispering Woods Hotel and Conference Center), MS....  Independent                          1998           179
Charlotte, NC(1)(4)................................................  Embassy Suites                       1996           274
Raleigh/Durham, NC.................................................  Doubletree Guest Suites              1997           203
Raleigh, NC(1)(4)..................................................  Embassy Suites                       1997           225
Omaha, NE..........................................................  Doubletree Guest Suites              1998           189
Omaha (Central), NE(1).............................................  Hampton Inn                          1998           132
Omaha (Southwest), NE..............................................  Hampton Inn                          1998           131
Omaha (I-80), NE(1)................................................  Holiday Inn                          1998           383
Omaha (Old Mill Northwest), NE.....................................  Crowne Plaza                         1998           213
Omaha (Southwest), NE..............................................  Holiday Inn Express Hotel & Suites   1998            78
Omaha (Southwest), NE..............................................  Homewood Suites                      1998           108
Parsippany, NJ(1)(4)...............................................  Embassy Suites                       1996           274
Piscataway, NJ(1)..................................................  Embassy Suites                       1996           225
Secaucus (Meadowlands), NJ(2)(4)...................................  Embassy Suites                       1997           261
Secaucus (Meadowlands), NJ.........................................  Crowne Plaza                         1998           301
Albuquerque (Mountain View), NM....................................  Holiday Inn                          1998           360
Syracuse, NY.......................................................  Embassy Suites                       1997           215
Cleveland, OH......................................................  Embassy Suites                       1995           268
Columbus, OH.......................................................  Doubletree Guest Suites              1998           194
Dayton, OH(1)......................................................  Doubletree Guest Suites              1997           138
Tulsa, OK..........................................................  Embassy Suites                       1994           240
Philadelphia (Center City), PA(1)..................................  Crowne Plaza                         1998           445
Philadelphia (Independence Mall), PA(1)............................  Holiday Inn                          1998           364

                                                                                                 YEAR        NUMBER OF
LOCATION                                                    FRANCHISE BRAND                    ACQUIRED     ROOMS/SUITES
- --------                                                    ---------------                    --------     ------------
Philadelphia (Society Hill), PA(1)......................... Sheraton                             1997           365
Pittsburgh, PA(1)(2)....................................... Holiday Inn Select                   1998           251
Charleston (Mills House), SC............................... Holiday Inn                          1998           214
Greenville (Roper), SC..................................... Crowne Plaza                         1998           208
Myrtle Beach (Kingston Plantation), SC..................... Embassy Suites                       1996           255
Knoxville (Central), TN(2)................................. Holiday Inn                          1998           242
Nashville (Airport), TN(3)................................. Doubletree Guest Suites              1997           138
Nashville, TN.............................................. Embassy  Suites                      1994           296
Nashville (Opryland/Airport), TN(2)........................ Holiday Inn Select                   1998           385
Addison (North Dallas), TX(1).............................. Crowne Plaza                         1998           429
Amarillo (I-40), TX(2)..................................... Holiday Inn                          1998           247
Austin (Downtown), TX(7)................................... Doubletree Guest Suites              1997           189
Austin (Airport North), TX(1)(4)........................... Embassy Suites                       1997           261
Austin (Town Lake), TX..................................... Holiday Inn                          1998           320
Beaumont (Midtown I-10), TX................................ Holiday Inn                          1998           253
Corpus Christi, TX(1)...................................... Embassy Suites                       1995           150
Dallas (Alpha Road), TX.................................... Bristol House(R)                     1998           127
Dallas (Market Center), TX(1).............................. Crowne Plaza                         1998           354
Dallas (Park Central), TX (1).............................. Crowne Plaza Suites                  1998           295
Dallas (Campbell Centre), TX(7)............................ Doubletree                           1998           302
Dallas (DFW Airport South), TX............................. Embassy Suites                       1998           305
Dallas (Love Field), TX(1)................................. Embassy Suites                       1995           248
Dallas (Market Center), TX(1).............................. Embassy Suites                       1997           244
Dallas (Park Central), TX.................................. Embassy Suites                       1994           279
Dallas (Regal Row), TX(3).................................. Fairfield Inn                        1998           204
Dallas (Downtown West End), TX............................. Hampton Inn                          1998           311
Dallas, TX(1).............................................. Harvey Hotel                         1998           313
Dallas (Park Central), TX(6)............................... Sheraton                             1998           438
Dallas (Park Central), TX(6)............................... Westin                               1997           545
Houston (Near the Galleria), TX(3)......................... Courtyard by Marriott                1998           209
Houston (Medical Center), TX(1)............................ Crowne Plaza                         1998           297
Houston (Near the Galleria), TX(3)......................... Fairfield Inn                        1998           107
Houston (I-10 East), TX(3)................................. Fairfield Inn                        1998           160
Houston (I-10 East), TX(3)................................. Hampton Inn                          1998            90
Houston (Medical Center), TX(1)(2)......................... Holiday Inn Hotel & Suites           1998           285
Houston (International Airport), TX(1)..................... Holiday Inn                          1998           401
Houston (I-10 West), TX.................................... Holiday Inn Select                   1998           345
Houston (Near Greenway Plaza), TX(1)....................... Holiday Inn Select                   1998           355
Irving (DFW Airport North), TX(1).......................... Harvey Hotel                         1998           506
Irving (DFW Airport North), TX(1).......................... Harvey Suites                        1998           164
Midland (Country Villa), TX................................ Holiday Inn                          1998           250
Odessa (Parkway Blvd.), TX................................. Holiday Inn Express Hotel & Suites   1998           186
Odessa (Centre), TX........................................ Holiday Inn Hotel & Suites           1998           245
Plano, TX(1)............................................... Harvey Hotel                         1998           279
Plano, TX.................................................. Holiday Inn                          1998           161
San Antonio (Airport), TX(1)(2)(4)......................... Embassy Suites                       1997           261
San Antonio (Northwest), TX(1)(4).......................... Embassy Suites                       1997           217
San Antonio (Downtown), TX(2).............................. Holiday Inn                          1998           315
San Antonio (International Airport), TX.................... Holiday Inn Select                   1998           397
Waco (I-35), TX............................................ Holiday Inn                          1998           171
Salt Lake City (Airport), UT(2)............................ Holiday Inn                          1998           191
Tyson's Corner, VA (1)(4).................................. Sheraton                             1999           437
Burlington, VT(1).......................................... Sheraton                             1997           309
Cambridge, Canada.......................................... Holiday Inn                          1998           139
Kitchener (Waterloo), Canada............................... Holiday Inn                          1998           182
Peterborough (Waterfront), Canada ......................... Holiday Inn                          1998           155
Sarnia, Canada............................................. Holiday Inn                          1998           151
Toronto (Yorkdale), Canada................................. Holiday Inn                          1998           370
Toronto (Airport), Canada.................................. Holiday Inn Select                   1998           444


- ----------

(1)      Encumbered by mortgage debt.

(2)      Situated on land leased under a long-term ground lease.

(3) This hotel is one of the 24 remaining non-strategic hotels that the Company intends to sell.

(4) This hotel is one of 16 hotels owned by unconsolidated entities in which the Company owns a 50% equity interest.

(5) Owned subject to a capitalized industrial revenue bond lease that expires in 2011 and permits the Company to purchase the fee interest at expiration for a nominal amount.

(6) This hotel is one of 2 hotels owned by a joint venture in which the Company owns a 60% equity interest.

(7) This hotel is one of 6 hotels in which the Company owns a 90% equity interest.

THE PERCENTAGE LEASES

         At December 31, 2000, each of the Hotels (with two exceptions) was leased pursuant to a percentage lease. As a result of the acquisition of DJONT on January 1, 2001, and the pending acquisition of the Bristol leases on July 1, 2001, all of the hotel leases will be held by our taxable REIT subsidiaries.

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


                                                          HIGH            LOW
                                                          ----            ---
                            1999
First quarter ....................................      $24 11/16       $21 5/8
Second quarter ...................................       26 1/8          20
Third quarter ....................................       21 5/8          16 11/16
Fourth quarter ...................................       18 3/8          16 1/4

                            2000
First quarter ....................................      $18 3/4         $16 1/2
Second quarter ...................................       22 1/16         17 11/16
Third quarter ....................................       23 3/4          19 11/16
Fourth quarter ...................................       24 1/2          21 1/2


STOCKHOLDER INFORMATION

         At March 15, 2001, the Company had approximately 560 holders of record of its common stock and approximately 50 holders of record of the $1.95 Series A Cumulative Convertible Preferred Stock (which is convertible into common stock). It is estimated that there were approximately 28,000 beneficial owners, in the aggregate, of the common stock and Series A Preferred Stock at that date.

         IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO QUALIFI-CATION OF THE COMPANY AS A REIT, THE COMPANY'S CHARTER LIMITS THE NUMBER OF SHARES OF COMMON STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING COMMON STOCK.

DISTRIBUTION INFORMATION

         The Company has adopted a policy of paying regular quarterly distributions on its common stock, and cash distributions have been paid on the Company's common stock with respect to each quarter since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company on its common stock during 1999 and 2000.

                           QUARTER TO                               DISTRIBUTION      DISTRIBUTION       PER SHARE
                       WHICH DISTRIBUTION                              RECORD           PAYMENT        DISTRIBUTION
                            RELATES                                     DATE              DATE             AMOUNT
                       ------------------                           ------------     ------------      ------------
     1999
First quarter...................................................       4/15/99           4/30/99          $0.55
Second quarter..................................................       7/15/99           7/30/99          $0.55
Third quarter...................................................      10/15/99          10/29/99          $0.55
Fourth quarter..................................................      12/30/99           1/31/00          $0.55

     2000
First quarter...................................................       4/14/00           4/28/00          $0.55
Second quarter..................................................       7/14/00           7/31/00          $0.55
Third quarter...................................................      10/16/00          10/31/00          $0.55
Fourth quarter..................................................      12/29/00           1/31/01          $0.55

         The foregoing distributions represent approximately a 0% return of capital in 2000 and an approximate 7.2% return of capital in 1999. In order to maintain its qualification as a REIT, FelCor must make annual distributions to its shareholders of at least 90% (95% prior to January 1, 2001) of its taxable income (which does not include net capital gains). For the years ended December 31, 2000 and December 31, 1999, FelCor had annual distributions totaling $2.20 per common share, of which only $2.09 and $1.84 per share, respectively, were required to satisfy the 95% REIT distribution test in the respective years. Under certain circumstances FelCor may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, FelCor presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

         The Company currently anticipates that it will maintain at least the current dividend rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by the Company will be at the discretion of the Board of Directors and will depend on its actual cash flow, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the internal revenue code and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

         In connection with the efforts of Bass plc ("Bass") to acquire Bristol, in February 2000, a Bass subsidiary (Bass America, Inc.) contributed 4,713,185 outstanding shares of FelCor common stock to the Operating Partnership, in exchange for a like number of units of limited partner interest therein. In November 2000, Bass America, Inc. contributed an additional 1,000,000 outstanding shares of FelCor common stock to the Operating Partnership in exchange for a like number of units of limited partner interest therein. Neither the units issued by the Operating Partnership, nor the common stock issuable upon redemption of such units, was registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by Section 4(2) of that act.

ITEM 6.  SELECTED FINANCIAL DATA

          The following tables set forth selected financial data for the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 that has been derived from the financial statements of the Company and the notes thereto, audited by PricewaterhouseCoopers LLP, independent accountants. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             YEARS ENDED DECEMBER 31,
                                                   2000                 1999         1998 (2)            1997          1996
                                               ------------        ------------   ------------       ------------   ------------
STATEMENT OF OPERATIONS DATA:
   Total revenue ............................  $    556,692        $    504,001   $    339,617       $    176,651   $    100,944
   Income before nonrecurring items .........  $     61,176(1)     $    131,957   $    117,437       $     63,835   $     43,291
   Net income ...............................  $     61,699(1)     $    131,080   $    114,839       $     63,650   $     40,937
   Net income applicable to common
      shareholders ..........................  $     37,017(1)     $    106,345   $     93,416       $     51,853   $     33,203

DILUTED EARNINGS PER SHARE:
   Income applicable to common
      shareholders before extraordinary
      charge ................................  $       0.74(1)     $       1.59   $       1.92       $       1.65   $       1.53
   Net income applicable to common
      shareholders ..........................  $       0.67(1)     $       1.57   $       1.86       $       1.64   $       1.43

OTHER DATA:
   Cash dividends per common share ..........  $       2.20        $       2.20   $      2.545(3)    $       2.10   $       1.92
   Funds From Operations (4) ................  $    288,636        $    286,895   $    217,363       $    129,815   $     77,141
   EBITDA (4) ...............................  $    470,861        $    432,690   $    306,361       $    165,613   $     88,355
   Weighted average common shares and
      units outstanding .....................        67,239              75,251         58,013             39,157         29,306

BALANCE SHEET DATA:
   Total assets .............................  $  4,103,603        $  4,255,751   $  4,175,383       $  1,673,364   $    978,788
   Debt .....................................  $  1,838,241        $  1,833,954   $  1,594,734       $    476,819   $    239,425


- ----------

(1) In the second quarter of 2000 the Company recorded a $63 million reserve for the sale of non-strategic hotel assets, which is reflected in the income statements presented for the period.

(2) On July 28, 1998, the Company completed the merger of Bristol Hotel Company's real estate holdings with and into the Company. The merger resulted in the net acquisition of 107 primarily full-service hotels in return for approximately 31.0 million shares of newly issued common stock.

(3) In 1998, the Company declared a special one-time distribution of accumulated but undistributed earnings and profits as a result of the merger of Bristol Hotel Company into FelCor, in addition to the regular quarterly dividend of $0.55 per common share and $0.4875 per Series A preferred share. The amount of the one-time distribution was $0.345 per common share and $0.207 per Series A preferred share.

(4) A more detailed description of FFO and EBITDA is contained in the "Funds From Operations" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         FelCor is the nation's second largest hotel REIT. At December 31, 2000, it owned interests in 186 hotels with nearly 50,000 rooms and suites through its greater than 86% equity interest in the Operating Partnership. Additional organizational information relating to the Company, and the definitions of certain capitalized terms, are contained in the Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R) and independently owned Doubletree(R) branded hotels in the world. The Hotels are located in 35 states and Canada with concentrations in Texas (41), California (19), Florida (18) and Georgia (15 hotels). The following table provides a schedule of the Hotels, by brand, operated by each of the Company's Lessees at December 31, 2000:

                                                                                              NOT OPERATED
                         BRAND                                DJONT          BRISTOL          UNDER A LEASE          TOTAL
                         -----                                -----          -------          -------------          -----
Hilton(R) Brands:
      Embassy Suites..................................           59                                                    59
      Doubletree and Doubletree Guest Suites(R).......           14                                                    14
      Hampton Inn(R)..................................                          9                                       9
      Hilton Suites(R)................................            1                                                     1
      Homewood Suites(R)..............................                          1                                       1
Bass Brands:
      Holiday Inn.....................................                         43                   1                  44
      Crowne Plaza and Crowne Plaza Suites(R).........                         18                                      18
      Holiday Inn Select(R)...........................                         10                                      10
      Holiday Inn Express(R)..........................                          5                                       5
Starwood Brands:
      Sheraton(R)and Sheraton Suites(R)...............           10                                                    10
      Westin(R).......................................            1                                                     1
Other Brands..........................................                         13                   1                  14
                                                                ---           ---                 ---                 ---
         Total Hotels.................................           85            99                   2                 186
                                                                ===           ===                 ===                 ===

         The principal factors affecting the Company's results of operations are changes in room and suite revenues reflected by revenue per available room ("RevPAR"), renovations, redevelopments, and rebrandings of hotels and acquisitions.

       The Company seeks to increase operating cash flow through both internal growth and selective acquisitions, while maintaining a flexible and conservative capital structure. In addition to renovating, redeveloping and repositioning the Company's acquired hotels, the Company may seek to acquire existing or new upscale properties that will benefit from affiliation with one of the premium brands available to the Company through its strategic brand owner and manager relationships with Hilton Hotels Corporation ("Hilton"), Bass and Starwood Hotels & Resorts Worldwide, Inc. ("Starwood").

       On July 28, 1998, the Company merged Bristol Hotel Company into FelCor, acquiring its 107 primarily full-service hotels (the "Merger"). These hotels added more than 28,000 rooms and suites to the Company's portfolio, more than doubling the Company's size. The Merger also provided diversification, both geographically and by asset class, by adding hotels in many of its key markets and broadening its portfolio in the full-service, upscale and midscale hotel markets.

         In 1999 and 2000, the Company completed the major portion of its program of renovation, redevelopment and rebranding of hotels, which was undertaken to improve under-performing assets and increase revenues. The Company spent nearly $220 million in 1998, $222 million in 1999 and $95 million in 2000 on renovations, redevelopment, rebrandings, room additions to existing hotels and other hotel improvements. Management believes that its strategy of renovating, redeveloping and rebranding selected hotels continues to be effective in improving revenue performance.

         The Company's historical results of operations for 2000, 1999, and 1998 are summarized as follows (in millions, except percentages and hotel counts):

                                                                    YEARS ENDED DECEMBER 31,                PERCENTAGE CHANGE
                                                        -------------------------------------------     -------------------------
                                                           2000              1999          1998(B)      00 VS 99      99 VS 98(B)
                                                        ----------        ----------     ----------     ---------     -----------
Hotels owned at year end ..........................            186               188            193        (1.1)%        (2.6)%
Revenues ..........................................     $    556.7        $    504.0     $    339.6        10.5%         48.4%
Income before nonrecurring items ..................     $     61.2(a)     $    132.0     $    117.4       (53.6)%(a)     12.4%
Net income applicable to common shareholders ......     $     37.0(a)     $    106.3     $     93.4       (65.2)%(a)     13.8%
Funds From Operations (FFO) .......................     $    288.6        $    286.9     $    217.4         0.6%         32.0%
Earnings Before Interest, Taxes, Depreciation and
     Amortization (EBITDA) ........................     $    470.9        $    432.7     $    306.4         8.9%         41.2%

         (a) Includes a reserve of $63 million established for the proposed sale of 25 non-strategic hotels described under "Liquidity and Capital Resources" below.

         (b) Reflects the acquisition of the Bristol hotels effective July 28, 1998.

         Historically the Company has been financed primarily with equity, resulting in a conservative financial structure. The Company's emphasis on maintaining this conservative approach is evidenced in part, by the following, as of December 31, 2000:

         o        Interest coverage ratio of 2.8x

         o        Total debt to annual EBITDA of 4.1x

         o        Borrowing capacity under its Line of Credit of $238 million

         o Consolidated debt equal to 39.9% of its investment in hotels at cost

         o        Fixed interest rate debt comprising 91% of total debt

         o        Secured mortgage debt to total assets of 19%

         o        Debt of approximately $24 million maturing in 2001

         On January 1, 2001, the provisions of the REIT Modernization Act became effective. These provisions:

         o reduce the percentage of taxable income required to be distributed by a REIT from 95% to 90% for taxable years after 2000; and

         o subject to certain limitations, permit a REIT to own taxable subsidiaries that engage in businesses previously prohibited to a REIT, including, among other things, leasing hotels from a hotel REIT, provided that the hotels continue to be managed by unrelated third parties.

         As a result of the REIT Modernization Act's enactment, the Company, undertook steps to realize the benefits the Act offers to REIT's by:

         o effective January 1, 2001, acquiring DJONT which leased 85 of the Company's hotels at December 31, 2000. The management contracts for all of the DJONT leased hotels remained in place.

         o effective January 1, 2001, completing the acquisition of leases for 12 hotels leased to Bristol and entering into management contracts with a subsidiary of Bass for two of the hotels, a subsidiary of Interstate Hotels Corporation for eight hotels, with a subsidiary of Hilton for one of the hotels and one hotel was sold.

         o effective July 1, 2001, acquiring leases for the remaining 88 hotels leased to Bristol and entering into long term management agreements with a subsidiary of Bass to manage these hotels.

         o contributing the acquired lessee and/or leases as acquired, to newly created, wholly-owned taxable REIT subsidiaries ("TRS").

         The Company believes that the advantages of holding the lessees and leases in a TRS include (i) a more direct relationship with the hotel and the brand managers, (ii) elimination of potential conflicts of interest and (iii) the ability to present consolidated hotel level financial reporting.

         As a result of the acquisition of the hotel leases the Company will report its results of operations showing hotel revenues and expenses rather than percentage lease revenue. Pro forma consolidated statements of operations for the years ended December 31, 2000 and 1999, which reflect the acquisition of the hotel leases, are contained in the Notes to the Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

RESULTS OF OPERATIONS

THE COMPANY -- ACTUAL

     Comparison of the Years Ended December 31, 2000 and 1999

         For the year ended December 31, 2000, the Company recorded net income of $61.7 million compared to $131.1 million for the year ended December 31, 1999. Included in expense for the year ended December 31, 2000, is a one-time reserve of $63.0 million related to 25 non-strategic hotels that the Company has identified as held for sale. The reserve represents the difference between the net book value of the hotels and their estimated net sale proceeds. Net income excluding the reserve would have been $124.7 million.

         The Company's total revenues increased $52.7 million to $556.7 million for the year ended December 31, 2000, compared to $504.0 million for the year end December 31, 1999. This increase is principally from increased Percentage Lease revenues of $46.0 million, which increased to $536.9 million from $490.9 million in the prior year.

         Changes in the Hotels' room and suite revenues significantly affect the Company because its principal source of revenue historically has been rent payments from the Lessees under the Percentage Leases. The Percentage Leases provide for rent based on a percentage of room and suite revenue, food and beverage revenue, food and beverage rents, and in some instances, other hotel revenues. During 2000 and 1999, Percentage Lease revenue derived from room and suite revenue represented 90% and 91% of total Percentage Lease revenue, respectively. RevPAR, which is a measure of room and suite revenue, increased by 7.0% in 2000 for all Hotels. This increase in RevPAR resulted from both increases in average daily rate ("ADR") at the Hotels and increases in occupied rooms ("Occupancy"). For the year ended December 31, 2000, ADR increased by 3.7% over the prior year and Occupancy increased by 2.2 percentage points. The Company's ability to achieve increases in room and suite revenue and RevPAR at its Hotels is affected, among other things, by overall demand in the marketplace, room supply and the success of the Company's renovation, redevelopment and rebranding program. The Company had 59 hotels which had undergone renovation, redevelopment or rebranding in either 1999 or 2000, which are identified by the Company as non-comparable hotels. The non-comparable hotels reflected increases in RevPAR of 10.1% which was greater than the results for hotels that had not recently undergone renovation. (A more detailed discussion of hotel room and suite revenue is contained in "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations).

         The Company generally seeks to improve those of its Hotels that management believes can achieve increases in room and suite revenue and RevPAR as a result of renovation, redevelopment and rebranding.

Since the beginning of 1998, the Company spent nearly $440 million in capital improvements to its Hotels. Management attributes much of the improvement in RevPAR to these capital improvements.

         Equity in income from unconsolidated entities increased by $6.3 million in 2000 compared to 1999. The principal reasons for this increase in 2000 were
(i) a $3.7 million gain recorded in 2000 from the development and sale of the Brighton Beach condominiums at Kingston Plantation in Myrtle Beach, South Carolina, by an entity in which the Company owns a 50% equity interest and (ii) the operations of a hotel in which the Company acquired a 50% equity interest in the fourth quarter of 1999.

         Total expenses increased $123.5 million in the year ended December 31, 2000, to $495.5 million from $372.0 million in 1999. Included in total expenses is a reserve of $63.0 million, recorded in the second quarter of 2000, related to the 25 non-strategic hotels the Company has identified as held for sale. Total expenses, excluding the $63.0 million reserve for sale of non-strategic hotels, increased by $60.5 million, and as a percentage of total revenue increased to 78% from 74% in 1999. The major components of the increase in expenses were interest expense; taxes, insurance and other; and depreciation expense.

         Interest expense increased by $33.2 million for the year ended December 31, 2000, compared to 1999, and increased as a percentage of total revenue from 24.9% to 28.5%. This increase is principally the result of the following items:

         o The Company increased its average debt outstanding in 2000 by approximately $197 million over the prior year. The increase in average debt resulted principally from stock repurchases in 2000 of approximately $87 million and capital expenditures in 2000 totaling approximately $101.4 million.

         o The average interest rate on the Company's indebtedness increased from about 7% in 1999 to nearly 8% in 2000.

         o The Company capitalized interest related to major renovations of approximately $5.2 million in 1999, but because of reduced renovation activity in 2000, the Company had only $1.1 million of interest capitalized in 2000.

         Taxes, insurance and other increased by $11.1 million in 2000, compared to the prior year, and increased as a percentage of total revenue from 11.8% to 12.6%. This increase in expenses was principally from increases in real estate and personal property taxes. The Company's real estate and personal property taxes increased from higher assessed values generally resulting from the major renovations completed over the past three years.

         Depreciation expense increased by $7.8 million in 2000, compared to the prior year, and decreased as a percentage of total revenue from 30.3% to 28.9%. Depreciation expense increased principally as a result of additional depreciation related to fixed asset additions of $95 million in 2000 and $222 million in 1999.

         The Company also recorded gains on the sale of two hotels of $2.6 million and $1.8 million for the sale of excess land during the year ended December 31, 2000 and an extraordinary charge of $3.9 million for the write-off of deferred loan costs associated with debt which was retired prior to maturity.

     Comparison of the Years Ended December 31, 1999 and 1998

         For the years 1999 and 1998, FelCor had total revenue of $504.0 million and $339.6 million, respectively, consisting primarily of Percentage Lease revenue of $490.9 million and $328.0 million. The increase in revenue is primarily attributable to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in more than 100 hotels in 1998, including the hotels that were acquired through the Merger on July 28, 1998. The hotels which were acquired during 1998, including those acquired through the Merger, accounted for $151.1 million (93%) of the change in Percentage Lease revenue for the twelve months ended December 31, 1999, compared to 1998. The 73 hotels owned throughout both of the years ended December 31, 1999 and 1998 produced an increase in Percentage Lease revenues of $10.9 million (or 1.9%) between 1998 and 1999.

         Changes in room and suite revenues significantly affect the Company because, historically, its principal source of revenue is rent payments from the Lessees under the Percentage Leases. The Percentage Leases provide for rent based on a percentage of room and suite revenue, food and beverage revenue, food and beverage rents, and in some instances, other hotel revenues. In 1999 and 1998, Percentage Lease revenue derived from room and suite revenue represented 91% and 93% of total Percentage Lease revenue, respectively. The 73 hotels owned throughout both 1999 and 1998 increased room and suite revenue by $11.6 million (or 2%) in 1999, compared to 1998, and increased RevPAR by 1.4%. The RevPAR increase was driven by an increase in ADR of 1.5%, despite a slight drop in Occupancy of 0.1 percentage points. Of the 73 hotels, 18 had undergone renovation in either 1998 or 1999. Those renovated hotels reflected increases in ADR of 2.2% and in RevPAR of 1.9%, which was greater than the results for hotels that had not undergone renovation. This reflects both the improvement from renovation and the impact of taking rooms out of service for such renovation.

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

         Total expenses as a percentage of total revenue increased to 73.8% for the twelve months ended December 31, 1999, compared to 65.4% in 1998. The major components of the increase in expenses, as a percentage of total revenue, are depreciation, land leases, and interest expense.

         Depreciation increased, as a percentage of total revenue, to 30.4% in the twelve months ended December 31, 1999, from 26.8% in 1998. The relative increase in depreciation expense is primarily attributed to depreciation on $341.4 million in capital expenditures made over the past two years, approximately 40% of which are short-lived assets that are depreciated over 3 to 5 years.

         Land lease expenses represent 3.5% of total revenue in 1999, as compared to 2.4% in 1998. This increase, as a percentage of total revenue, results primarily from the larger percentage of hotels subject to land leases among those acquired through the Merger.

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

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from extraordinary items and sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. The Company computes FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor do they necessarily reflect the funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.


         The following table details the computation of Funds From Operations (in thousands):

                                                                                       YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------------------
                                                                               2000              1999              1998
                                                                           ------------      ------------      ------------
FUNDS FROM OPERATIONS (FFO):
Net income ...........................................................     $     61,699      $    131,080      $    114,839
   Reserve for hotels held for sale ..................................           63,000
   Series B preferred share dividends ................................          (12,937)          (12,937)           (8,373)
   Gain on sale of hotels ............................................           (2,595)
   Extraordinary charge from write off  of deferred financing fees ...            3,865             1,113             3,075
   Depreciation ......................................................          160,745           152,948            90,835
   Depreciation for unconsolidated entities ..........................           10,167             9,995            10,487
   Minority interest in Operating Partnership ........................            4,692             4,696             6,500
                                                                           ------------      ------------      ------------
FFO ..................................................................     $    288,636      $    286,895      $    217,363
                                                                           ============      ============      ============
Weighted average common shares and units outstanding (a) .............           67,239            75,251            58,013

     (a) Weighted average common shares and units outstanding are computed including dilutive options, unvested stock grants and assuming conversion of Series A preferred stock to common stock.

     The following table details the computation of EBITDA (in thousands):

                                                                               YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                         2000           1999           1998
                                                                      ----------     ----------     ----------
EBITDA:
Funds from operations ...........................................     $  288,636     $  286,895     $  217,363
   Interest expense .............................................        158,620        125,435         73,182
   Interest expense of unconsolidated entities ..................          9,188          6,729          6,521
   Amortization expense .........................................          1,480            693            922
   Series B preferred distributions .............................         12,937         12,937          8,373
                                                                      ----------     ----------     ----------
EBITDA ..........................................................     $  470,861     $  432,689     $  306,361
                                                                      ==========     ==========     ==========
Weighted average common shares and units outstanding (a) ........         67,239         75,251         58,013

     (a) Weighted average common shares and units outstanding are computed including dilutive options, unvested stock grants and assuming conversion of Series A preferred stock to common stock.

THE HOTELS -- ACTUAL

         Upscale and full service hotels like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree and Doubletree Guest Suites, and Sheraton and Sheraton Suites hotels account for approximately 97% of the Company's Percentage Lease revenue and 98% of the Hotels' room and suite revenue.

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

     Comparison of the Hotels' Operating Statistics for the Years Ended December 31, 2000 and 1999

         The following table sets forth historical Occupancy, ADR and RevPAR at December 31, 2000 and 1999, and the percentage changes therein between the years presented for the Hotels in which the Company had an ownership interest at December 31, 2000. This information is presented regardless of the date of acquisition.

                                                                                                       OCCUPANCY
                                                                                       -----------------------------------------
                                                                                         2000            1999           VARIANCE
                                                                                       ---------      ---------         --------
Bristol Comparable Hotels .......................................................          70.8%          69.9%           0.9 pts
DJONT Comparable Hotels .........................................................          73.3%          71.7%           1.6 pts
    Total Comparable Hotels (a) .................................................          72.1%          70.8%           1.3 pts
Non-comparable Hotels (b) .......................................................          70.4%          65.7%           4.7 pts
         Total Hotels excluding hotels held for sale ............................          71.5%          69.0%           2.5 pts
Hotels held for sale (c) ........................................................          58.2%          59.4%          (1.2) pts
                  Total Hotels ..................................................          70.4%          68.2%           2.2 pts

                                                                                                        ADR
                                                                                      -----------------------------------------
                                                                                         2000           1999           VARIANCE
                                                                                      ---------      ---------         --------
Bristol Comparable Hotels .......................................................     $   94.87      $   91.23            4.0%
DJONT Comparable Hotels .........................................................     $  126.57      $  121.21            4.4%
    Total Comparable Hotels (a) .................................................     $  111.71      $  107.09            4.3%
Non-comparable Hotels (b) .......................................................     $   98.08      $   95.42            2.8%
         Total Hotels excluding hotels held for sale ............................     $  106.87      $  103.09            3.7%
Hotels held for sale (c) ........................................................     $   69.58      $   68.89            1.0%
                  Total Hotels ..................................................     $  104.42      $  100.72            3.7%


                                                                                                      REVPAR
                                                                                      -----------------------------------------
                                                                                         2000          1999            VARIANCE
                                                                                      ---------      ---------         --------
Bristol Comparable Hotels .......................................................     $   67.13      $   63.74            5.3 %
DJONT Comparable Hotels .........................................................     $   92.75      $   86.91            6.7 %
    Total Comparable Hotels (a) .................................................     $   80.52      $   75.85            6.2 %
Non-comparable Hotels (b) .......................................................     $   69.03      $   62.72           10.1 %
         Total Hotels excluding hotels held for sale ............................     $   76.37      $   71.13            7.4 %
Hotels held for sale (c) ........................................................     $   40.46      $   40.94           (1.2)%
                  Total Hotels ..................................................     $   73.52      $   68.72            7.0 %



         (a) Bristol Comparable Hotels include 44 hotels and DJONT Comparable Hotels include 59 hotels which were not undergoing renovation, redevelopment, or rebranding in either the 2000 or 1999 periods reported and exclude hotels held for sale.

         (b) Non-comparable Hotels include 59 hotels undergoing redevelopment in either the 2000 or 1999 periods reported and exclude hotels held for sale.

         (c) Hotels held for sale include three DJONT leased hotels and 21 Bristol leased hotels, consisting of two Courtyard by Marriott hotels, five Fairfield Inn hotels, six Hampton Inn hotels, eight Holiday-branded hotels, and three Doubletree Guest Suites hotels.

         For the twelve months ended December 31, 2000, the Company's Comparable Hotels' RevPAR increased compared to the same period in 1999, by 6.2%. For the same period, the Comparable Hotels' ADR and Occupancy increased 4.3% and 1.3 percentage points, respectively. The total hotel portfolio RevPAR, excluding hotels held for sale, increased 7.4%. The ADR and Occupancy for these hotels increased 3.7% and 2.5 percentage points, respectively.

         The DJONT Comparable Hotels are predominately Embassy Suites, Doubletree and Doubletree Guest Suites, and Sheraton hotels. The Bristol Comparable Hotels are predominately Holiday Inn and Crowne Plaza hotels. The following table shows the Comparable Hotel RevPAR changes for the year ended December 31, 2000, compared to 1999, by brand:

                                                  RevPAR          PERCENTAGE OF TOTAL
                                                  Change              ROOM REVENUE
                                                  ------          -------------------
Embassy Suites               47 hotels              7.0%                  41.0%
Holiday Inn                  25 hotels              7.7%                  28.1%
Crowne Plaza                 13 hotels              4.6%                  13.1%
Doubletree-branded            6 hotels              6.7%                  5.2%
Sheraton                      3 hotels              1.3%                  7.7%
Other                         9 hotels              0.5%                  4.9%
                                                                        -----
     Total                  103 hotels              6.2%                100.0%
                                                                        =====


         The Company attributes much of the improvement in RevPAR to the renovation, rebranding and repositioning program in which the Company and, prior to the Merger, Bristol Hotel Company has spent nearly $500 million since the beginning of 1998. The Company's Hotels outperformed most other hotels in their respective markets during the year and the Company expects its Hotels to continue to favorably compare to other hotels in their markets.

         Through the fourth quarter of 2000, the Company's Embassy Suites hotels had experienced their sixth consecutive quarterly increase in Occupancy. The Company's 47 Comparable Embassy Suites hotels achieved a 7.0% growth in RevPAR for 2000, compared to the prior year. These hotels, which provide 41.0% of the Comparable Hotel room revenues, increased their ADR by 5.2% and Occupancy by 1.3 percentage points. The Company's Comparable Doubletree-branded hotels had a 6.7% RevPAR gain for the year, made up of increases in both Occupancy and ADR of 3.4 percentage points and 1.7%, respectively. The Company believes that, in addition to recent renovations at the majority of these hotels, the Hilton/Promus merger and the addition of the Hilton HHonors(R) guest frequency program has had and will continue to have a positive impact on its Embassy Suites and Doubletree-branded hotel revenues.

         Bass completed its merger with Bristol Hotels & Resorts at the end of the first quarter of 2000. The Company expects the integration of the Bristol management team with Bass will continue to be beneficial to the development and strengthening of the Crowne Plaza and Holiday brands.

         The Company's 13 Comparable Crowne Plaza hotels (all of which were renovated and rebranded from Holiday Inn and Harvey hotels), reported increased RevPAR of 4.6% for 2000, compared to 1999. This increase resulted primarily from a 2.6 percentage point increase in Occupancy between the periods. In addition to the recent renovations, the Company attributes a portion of this improvement to the change in marketing for the brand, which now supports the marketing of Crowne Plaza with the Inter-Continental(R) brand.

         The Company's Comparable Holiday-branded hotels increased RevPAR for the year by 7.7%. The increase in RevPAR resulted from a 1.1 percentage point increase in Occupancy and a 6.1% increase in ADR. The Company's 29 Comparable Holiday-branded hotels with greater than 250 rooms (representing nearly 80% of the Company's Holiday-branded revenue) reported an increase in RevPAR of 6.8% for the full year 2000, which came from Occupancy and ADR increases of 2.2 percentage points and 3.6%, respectively.

         Approximately 63% of the Company's 2000 Comparable Hotel room revenues were derived from four states: Texas, California, Florida and Georgia. Changes in Comparable Hotel RevPAR during 2000 for hotels in these states, compared to the same period in 1999, are illustrated in the following table:

                                         REVPAR PERCENTAGE OF TOTAL
                                         CHANGE        ROOM REVENUE
                                         ------        ------------
Texas                   28 hotels         4.0%            20.9%
California              16 hotels        14.8%             25.7%
Florida                 10 hotels         3.6%             11.0%
Georgia                  7 hotels         2.0%             5.8%

         The Comparable Hotels in Texas, which account for approximately 20.9% of FelCor's Comparable Hotel total room revenue, experienced the fourth consecutive quarter with positive RevPAR growth compared to prior year. The growth in supply from new hotels in most major markets in Texas appears to have slowed and management believes that their recently renovated hotels will continue to effectively compete in their market segments. The Company's 14 Comparable Hotels located in Dallas, which had been adversely affected by new competition in recent years, had RevPAR increases of 5.5% for the fourth quarter 2000 and 3.8% for the year.

         The Company's 59 Non-comparable Hotels reported an increase in RevPAR of 10.1% for the twelve months ended December 31, 2000. These hotels were profoundly affected by the Allerton Crowne Plaza (increased RevPAR by 89.5% for the twelve month period), which was closed for renovation in 1998 and partially reopened in the second quarter of 1999. The Non-comparable Hotels, excluding the Allerton, reported increased RevPAR of 7.5%.

DJONT - ACTUAL

    Comparison of the Years Ended December 31, 2000 and 1999

         Total revenues increased to $879.7 million in the twelve months ended December 31, 2000, from $797.7 million in the same period of 1999, an increase of 10.3%. Total revenues consisted primarily of room and suite revenue of $709.8 million and $649.3 million for the twelve months of 2000 and 1999, respectively.

         The increase in room and suite revenue of $60.5 million resulted primarily from an increase in ADR of $5.15, and an increase in Occupancy of 2.4%.

         Income before Percentage Lease rent increased $30.9 million for the year ended December 31, 2000, compared to 1999, and expressed as a percentage of total revenue remained constant at 37.9% for both years. Total expenses before Percentage Lease rent increased $51.2 million.

         The increase in total expenses before Percentage Lease rent is principally related to the increased revenues; however, the introduction of Hilton's HHonors frequent guest program is one of the reasons that the additional revenues in 2000 did not serve to improve margins. It is believed by management that much of the expense for the new frequency program, in the year of inception, is start-up related and should serve to provide more incremental profit in future years.

         Percentage Lease rent increased by $37.2 million in 2000, compared to 1999, and increased as a percentage of total revenue from 38.6% in 1999 to 39.2% in 2000. Percentage Lease rent as a percentage of total revenue increased principally because percent rent on incremental room and suite revenues is computed using the highest tier rate, therefore making disproportionate increases in the expense.

         DJONT recorded a net loss of $11.2 million for the year ended December 31, 2000, compared to a loss of $4.9 million in 1999.

         Management believes that its Embassy Suites and Doubletree-branded hotels, collectively 73 hotels, should benefit from the November 1999 merger between Hilton and Promus (the brand manager for all but two of DJONT's Embassy Suites and Doubletree-branded hotels). Hilton's upscale hotel experience and integration into Hilton's central reservation system, marketing infrastructure and frequent stay program are believed to have the potential to drive both incremental occupancy and rate.

    Comparison of the Years Ended December 31, 1999 and 1998

         Total revenues increased to $797.7 million in the twelve months ended December 31, 1999, from $749.5 million in the same period of 1998, an increase of 6.4%. Total revenues consisted primarily of room and suite revenue of $649.3 million and $618.1 million in the twelve months of 1999 and 1998, respectively.

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

         Percentage Lease rent remained relatively constant as a percentage of total revenue in 1999 and 1998.

RENOVATIONS, REDEVELOPMENTS AND REBRANDINGS

         The Company has historically sought to enhance the value of its portfolio through:

         o its practice of upgrading, renovating and/or redeveloping most of its recently acquired hotels to enhance their competitive position, and, in certain instances, rebranding them to improve their revenue generating capacity; and

         o its ongoing program for the maintenance of the Company's upgraded hotel assets, which includes:

                  o the contribution of approximately 4% of total annual hotel revenue to a capital reserve, for routine capital replacements and improvements; and

                  o ensuring that the Lessees' adhere to a rigorous maintenance and repair program, resulting in the expenditure of more than 4% of annual hotel revenues on maintenance of the Hotels.

     Renovation and Redevelopment Program

         The Company has demonstrated its ability to successfully generate returns on investments in renovations. Its renovation and rebranding of the 18 Crown Sterling Suites hotels, which were acquired during 1996 and 1997, achieved an overall RevPAR increase of 47.7% between 1996 and 2000. During 1998, 1999, and 2000, an aggregate of approximately $550 million in capital improvements and other capital expenditures were made to the Company's hotels, with approximately 3% of total hotel room nights being lost due to renovation in 1998, 2% in 1999 and 1% in 2000. During 2000, the Company spent approximately $55.8 million under its renovation and redevelopment program.

         During 2001, the Company currently expects to spend approximately $20 million on the renovation of 8 hotels, approximately $28 million to complete renovations started in 2000 at 46 hotels, and approximately $50 million for other capital expenditures. The Company is currently reviewing the feasibility of undertaking up to $64 million of additional renovations and room additions during 2001. The Company currently expects an insignificant number of room nights to be lost during 2001 as a result of renovations. By the end of 2001, the Company will have spent more than $1 billion since 1994 on renovations and other capital expenditures to its hotel portfolio, which should limit the need for future renovation expenditures primarily to those necessary to maintain the Hotels in their upgraded condition or to enhance a hotel's earning capability through room addition or rebranding as deemed appropriate.

     Capital Reserve

         During 2000, approximately $45.0 million was contributed to the capital reserve for capital replacements and improvements and approximately $45.6 million was spent on such replacements and improvements (which is in addition to the $55.8 million spent under the renovation and redevelopment program described above).

     Repairs and Maintenance

         During the year ended December 31, 2000, approximately $41.0 million and $66.7 million were spent by the Lessees on routine repairs and maintenance at the Hotels leased by DJONT and Bristol, respectively. This represents approximately 4.4% of total 2000 hotel revenues.

LIQUIDITY AND CAPITAL RESOURCES

         FelCor's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, has historically been its share of the Operating Partnership's cash flow from the Percentage Leases. For the year ended December 31, 2000, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $277.3 million and Funds From Operations was $288.6 million.

         DJONT recorded a net loss of $11.2 million for the year ended December 31, 2000. DJONT's accumulated deficit totaled $24.5 million at December 31, 2000. The losses in the current year are partially attributed to increased costs of frequent guest programs instituted during the year and increased operating costs which resulted in lower than anticipated operating margins.

         Subject to the receipt of consents from certain lenders, effective January 1, 2001, the Company acquired and contributed to a taxable REIT subsidiary, all of the equity interests in DJONT. In consideration for the acquisition of DJONT, the Operating Partnership issued an aggregate of 416,667 units of its limited partner interest (valued at $10 million based upon the $23.125 closing share price of FelCor common stock on December 29, 2000), 50% to an entity owned by Thomas J. Corcoran, Jr. and Hervey A. Feldman and 50% to an entity owned by the children of Charles N. Mathewson. The Company will treat the acquisition of DJONT, for financial reporting purposes, as a termination of the DJONT leases and, accordingly, will expense the value of the Operating Partnership units issued as consideration together with the $24.5 million accumulated shareholders' deficit of DJONT, in the first quarter of 2001.

         Effective January 1, 2001, the Company completed the acquisition of 12 of the Bristol leases which were held by Bass. In consideration for the acquisition of such leases, the Company issued to Bass 413,585 shares of FelCor common stock valued at approximately $10 million. Of the 12 hotels, (i) the Company has entered into an agreement with Interstate Hotels Corporation ("IHC") to manage eight of the hotels, (ii) two hotels are being managed by a subsidiary of Bass under short term management contracts, (iii) one hotel is being managed by a subsidiary of Hilton and (iv) one hotel was sold. In March 2001, the Company entered into an agreement with Bass to acquire the remaining 88 leases effective July 1, 2001. In consideration for the acquisition of such leases, the Company will enter into long term management agreements with Bass with regard to these hotels and issue to Bass 100 shares of FelCor common stock. A portion of the management fees with respect to the 88 hotels managed by Bass under long term management agreements will be considered to be lease termination costs for financial reporting purposes and the Company will record a lease termination expense of approximately $125 million in the third quarter of 2001. At that time, the Company will record a corresponding liability of approximately $125 million that will be amortized over the term of the applicable management agreements.

         As a result of the effectiveness of the REIT Modernization Act, which, among other things, allows the Company to own its lessees in taxable REIT subsidiaries, and the acquisition of the Hotel leases in 2001, the Company will be reporting the income and expenses of operating hotels rather than lease income from the Percentage Leases. Any profits or losses from the TRS entities holding the hotel leases, after applicable corporate taxes, will be reflected in the Company's results of operations. Pro forma consolidated statements of operations for the years ended December 31, 2000 and 1999, which reflect the acquisition of the hotel leases, are contained in the Notes to the Consolidated Financial Statements of FelCor Lodging Trust Incorporated, appearing elsewhere herein.

         In 2000, the Company identified 25 non-strategic hotels and indicated its intent to sell these hotels. The Company expects gross sale proceeds from these sales to be approximately $150 million and net proceeds to be approximately $137 million (after deducting estimated transaction costs). The Company anticipates that the sale of these 25 hotels will result in a book loss of approximately $63 million. Accordingly, FelCor's Board of Directors approved the establishment of a $63 million reserve in the second quarter of 2000 for hotels held for sale, to reflect the difference between book value and the estimated market value of these hotels. In December 2000, the Company completed the sale of one of these hotels held for sale and recorded a gain of approximately $135,000.

         In March 2001, the Company contributed eight of the hotels held for sale to an entity in which the Company holds a 50% equity interest, and a subsidiary of IHC holds the other 50% equity interest. Another subsidiary of IHC manages each of these hotels.

         In January 2000, FelCor's Board of Directors authorized an increase in its share repurchase program to an aggregate of $300 million. The stock repurchases have been and, at the discretion of FelCor's management, may be made from time to time at prevailing prices in the open market or through privately negotiated transactions. FelCor funds the repurchase of stock through redemption of the Operating Partnership's units, which redemptions are funded from existing credit facilities and proceeds from the sale of assets. During 2000, FelCor repurchased approximately 4.5 million shares of its outstanding common stock on the open market for approximately $86.7 million. Since inception of the program, FelCor has repurchased an aggregate of 10.3 million shares of its common stock for a total of approximately $185.1 million.

         The Company may incur indebtedness to make property acquisitions, to purchase shares of its capital stock or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient for such purposes. At

December 31, 2000, the Company had $26.1 million of cash and cash equivalents and had utilized $362 million under its $600 million revolving line of credit (the "Line of Credit").

         The following details the Company's debt outstanding at December 31, 2000 and 1999 (in thousands):

                                                                                                  DECEMBER 31,
                                  COLLATERAL       INTEREST RATE           MATURITY DATE        2000        1999
                                  ----------       -------------           -------------        ----        ----
FLOATING RATE DEBT:
  Line of credit                     None          LIBOR + 200bp        August 2003          $   112,000  $  351,000
  Senior term loan                   (a)           LIBOR + 250bp        March 2004                           250,000
  Mortgage debt                    3 hotels        LIBOR + 200bp        February 2003             61,909      62,553
  Other                              None          LIBOR + 200bp        Various                      650      32,282
                                                                                              ----------  ----------
Total floating rate debt                                                                         174,559     695,835
                                                                                              ----------  ----------

FIXED RATE DEBT:
  Line of credit - swapped           None              7.66%            August 2003              250,000     313,000
  Publicly-traded term notes         None              7.38%            October 2004             174,505     174,377
  Publicly-traded term notes         None              7.63%            October 2007             124,320     124,221
  Publicly-traded term notes         None              9.50%            September 2008           394,731
  Mortgage debt                   15 hotels            7.24%            November 2022            140,148     142,542
  Senior term loan - swapped         (a)               8.30%            March 2004                           125,000
  Mortgage debt                    7 hotels            7.54%            April 2009                97,604      99,075
  Mortgage debt                    6 hotels            7.55%            June 2009                 73,389      74,483
  Mortgage debt                    7 hotels            8.73%            May 2010                 144,032
  Mortgage debt                    8 hotels            8.70%            May 2010                 184,829
  Other                           13 hotels        6.96% - 7.23%        2000 - 2005               80,124      85,421
                                                                                              ----------  ----------
Total fixed rate debt                                                                          1,663,682   1,138,119
                                                                                              ----------  ----------
         Total debt                                                                           $1,838,241  $1,833,954
                                                                                              ==========  ==========

- ----------
(a) The senior term loan was retired early from the proceeds of publicly traded term notes issued in 2000.

         The Line of Credit contains various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 2000, the Company was not in default with respect to such covenants.

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

         The Company took several steps, during the year ended December 31, 2000, to increase its proportion of fixed rate debt, improve its debt maturity profile, diversify its funding sources and expand its financial flexibility.

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

         On August 1, 2000, the Company renewed its Line of Credit. The Line of Credit was reduced from $850 million to $600 million and the maturity was extended from July 2001 to August 2003. The effective interest rate on the renewed Line of Credit ranges from 87.5 basis points to 250 basis points above LIBOR depending on the Company's leverage and corporate rating. An extraordinary charge of approximately $578,000 was recorded to write-off a portion of the deferred financing costs associated with the Line of Credit.

         On September 15, 2000, the Company completed the private placement of $400 million of senior unsecured notes that mature in September 2008 and bear an interest rate of 9 1/2%. The notes were issued at a discount to yield 9 3/4%. The proceeds were used to retire the $375 million floating rate senior term loan, which matured in 2004, and to pay down the Line of Credit. An extraordinary charge of approximately $3.3 million was recorded to write-off unamortized deferred financing costs associated with the $375 million loan. The Company subsequently completed an offer to exchange $400 million in aggregate principal amount of the private placement senior notes for notes with identical terms which were registered under the Securities Act of 1933.

         On January 11, 2001, the Company completed the private placement of an additional $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a premium to yield an effective rate of 91/8%. The proceeds were used initially to pay down the Company's Line of Credit.

         The Company had interest rate swap agreements with a total notional amount of $250 million that were outstanding at December 31, 2000 and which were designated as cash flow hedges. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its line of credit without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, and the variable rate to be received by the Company at December 31, 2000 are summarized in the following table:

                                          SWAP RATE
                                           RECEIVED
                        SWAP RATE        (VARIABLE) AT             SWAP
NOTIONAL AMOUNT        PAID (FIXED)         12/31/00             MATURITY
- ---------------        ------------      -------------         ------------
$  25 million             5.5575%           6.8213%            July 2001(a)
   25 million             5.5480%           6.8213%            July 2001(a)
   75 million             5.5550%           6.8213%            July 2001(a)
  100 million             5.7955%           6.8213%            July 2003
   25 million             5.8260%           6.8213%            July 2003
- -------------
$ 250 million
=============

         (a) The variable rate payer has the option to terminate this swap in July 2001; if not so terminated, it matures July 2003.

         To provide for additional financing flexibility, the Company has approximately $946 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

         In the event of a significant economic downturn, the Company believes that its Hotels will continue to benefit from the Company's extensive capital expenditure programs. Most future renovation and redevelopment expenditures are discretionary and are expected to be funded from the Company's cash flow.

         The Company's $252.6 million in cash flow used in financing activities for the year ended December 31, 2000, relates primarily to the repurchase of approximately 4.5 million shares of FelCor's common stock for approximately $86.7 million and distributions aggregating $168.8 million.

INFLATION

         Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the Company's ability to raise room rates. Recently, some utility costs have increased at a faster rate than overall inflation. The Company may not be able to increase room rates sufficiently to offset the increased utility costs. However, in certain markets, the Company's Hotels have charged their guests a utility surcharge to help offset such increases.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly revenue, particularly during the fourth quarter. To the extent cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under the Line of Credit to make distributions to its equity holders.

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         Effective January 1, 2001, the Company will adopt SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133" or the "Statement"). SFAS 133 will be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

         SFAS 133 requires derivatives to be recorded on the balance sheet as an asset or liability at fair value. The Statement also requires that the Company record derivatives that are not hedges at fair value through earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the Company to offset a derivative instrument's gains and losses against related results on the hedged item in the income statement, to the extent effective, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company's interest rate swap contracts outstanding as of January 1, 2001, have been designated as cash flow hedges.

     Cash Flow Hedges

         The Company has entered into six interest rate swap agreements, with a total notional amount of $250 million. Three of these agreements, at the option of the variable rate payer, may be terminated in July 2001 or otherwise terminate in July 2003 along with the other three agreements. Under these arrangements, the Company receives the one month LIBOR rate and pays a fixed rate of 5.548% to 5.826%. Prior to adoption of FAS 133, the Company treated these swaps as hedges and accounted for them as such. The Company has not recorded any amounts on the Consolidated Balance Sheet as of December 31, 2000 in connection with these instruments and the net effect of the hedges was to record interest expense at the fixed rate of 7.548% to 7.826% on $250 million of variable rate debt. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with the interest on its Line of Credit facility through July 2003. Upon adoption, the Company will record the fair value of these swaps as an asset on its balance sheet valued at $248,000, with a corresponding credit to other comprehensive income. The Company will record subsequent changes in fair value of the swaps through other comprehensive income, except for changes related to ineffectiveness, during the period these instruments are designated as hedges.

         The Company has no other derivative instruments, including embedded derivatives under SFAS 133.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is to changes in interest rates on its floating rate debt. The Company manages the risk of increasing interest rates on its floating rate debt through the use of interest rate swaps, which effectively convert variable rate debt to a fixed rate, by locking the interest rates paid. The Company had entered into interest rate swap contracts relating to debt of $250 million at December 31, 2000.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at December 31, 2000, the table presents scheduled maturities and weighted average interest rates by maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2000. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements which could have been borrowed at December 31, 2000 at then current market interest rates. The fair value of the Company's variable to fixed interest rate swaps indicates the estimated amount that would have been received by the Company had they been sold at December 31, 2000.

                             EXPECTED MATURITY DATE
                                 (IN THOUSANDS)


                                 2001       2002      2003         2004         2005     THEREAFTER       TOTAL      FAIR VALUE
                               --------   -------   ---------    ---------    --------   -----------    -----------  -----------
LIABILITIES
Debt:
   Fixed rate                  $ 23,092   $13,039   $  34,906    $ 189,228    $ 43,127   $ 1,116,732    $ 1,420,124  $ 1,231,177
      Average interest rate        9.43%     8.19%       8.09%        7.44%       8.67%         5.17%
   Variable rate               $    711   $   785   $ 422,413                            $       650    $   424,559  $   424,559
      Average interest rate        9.21%     9.50%       9.24%                                  9.63%
   Discount accretion                                                                                   $    (6,443)
                                                                                                        -----------
Total debt                                                                                              $ 1,838,241
                                                                                                        ===========

INTEREST RATE DERIVATIVES
Interest rate swaps:
   Variable to fixed           $125,000(a)          $ 125,000                                           $   250,000  $       248
      Average pay rate             5.61%                 5.75%
      Average receive rate         6.57%                 5.89%


     (a) The variable rate payer has the option to terminate this swap in July 2001; if not so terminated, it matures July 2003.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  1. Financial Statements

         Included herein at pages F-1 through F-53.

              2. Financial Statement Schedules

         The following financial statement schedule is included herein at page F-28.

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

         3. Exhibits

         The following exhibits are filed as part of this Annual Report on Form 10-K:

  EXHIBIT
  NUMBER          DESCRIPTION OF EXHIBIT
  -------         ----------------------
     2.1      -   Agreement and Plan of Merger by and between the Registrant and
                  Bristol Hotel Company ("Bristol") dated as of March 23, 1998
                  (filed as Exhibit 2.1 to the Registrant's Form 8-K dated April
                  23, 1998, and incorporated herein by reference).

     3.1      -   Articles of Amendment and Restatement dated June 22, 1995, amending and restating the Charter of the Registrant, as
                  amended or supplemented by Articles of Merger dated June 23,
                  1995, Articles Supplementary dated April 30, 1996, Articles of
                  Amendment dated August 8, 1996, Articles of Amendment dated
                  June 16, 1997, Articles of Amendment dated October 30, 1997,
                  Articles Supplementary dated May 6, 1998, Articles of Merger and Articles of Amendment dated July 27, 1998, and Certificate of Correction dated March 11, 1999 (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K") and
                  incorporated herein by reference).

     3.1.1    -   Certificate of Correction to the Articles of Merger between
                  FelCor Lodging Trust Incorporated and Bristol Hotel Company,
                  dated August 31, 1999 (filed as Exhibit 3.1.1 to the
                  Registrant's Form 10-Q dated September 30, 1999 ("September
                  1999 10-Q") and incorporated herein by reference).

     3.2      -   Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (file no.
                  333-98332) and incorporated herein by reference).

     4.1      -   Form of Share Certificate for Common Stock (filed as Exhibit
                  4.1 to the Registrant's Form 10- Q for the quarter ended June
                  30, 1996, and incorporated herein by reference).

     4.2      -   Form of Share Certificate for $1.95 Series A Cumulative
                  Convertible Preferred Stock (filed as Exhibit 4.4 to the
                  Registrant's Form 8-K dated May 1, 1996, and incorporated
                  herein by reference).

     4.3      -   Form of Share Certificate for 9% Series B Cumulative
                  Redeemable Preferred Stock (filed as Exhibit 4.5 to the
                  Registrant's Form 8-K dated May 29, 1998, and incorporated herein by reference).

     4.4      -   Deposit Agreement dated April 30, 1998, between the Registrant and SunTrust Bank, Atlanta, as preferred share depositary
                  (filed as Exhibit 4.6 to the Registrant's Form 8-K dated May
                  29, 1998, and incorporated herein by reference).

  EXHIBIT
  NUMBER          DESCRIPTION OF EXHIBIT
  -------         ----------------------

     4.5      -   Form of Depositary Receipt evidencing the Depositary Shares
                  (filed as Exhibit 4.7 to the Registrant's Form 8-K dated May
                  29, 1998, and incorporated herein by reference).

     4.6      -   Indenture dated as of April 22, 1996 by and between the
                  Registrant and SunTrust Bank, Atlanta, Georgia, as Trustee
                  (filed as Exhibit 4.2 to the Registrant's Form 8-K dated May
                  1, 1996 and incorporated herein by reference).

     4.7      -   Indenture dated as of October 1, 1997 by and among FelCor
                  Lodging Limited Partnership, formerly FelCor Suites Limited
                  Partnership (the "Partnership"), the Registrant, the
                  Subsidiary Guarantors named therein and SunTrust Bank,
                  Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the
                  Registration Statement on Form S-4 (file no. 333-39595) and the other co- registrants named therein and incorporated
                  herein by reference).

     4.7.1    -   First Amendment to Indenture dated as of February 5, 1998 by and among the Registrant, the Partnership, the Subsidiary
                  Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registrant's
                  Registration Statement on Form S-4 (file no. 333- 39595) and incorporated herein by reference).

     4.7.2    -   Second Amendment to Indenture and First Supplemental Indenture
                  dated as of December 30, 1998, by and among the Registrant, the Partnership, the Subsidiary Guarantors named therein and
                  SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit
                  4.7.2 to the 1998 10-K and incorporated herein by reference).

     4.7.3    -   Third Amendment to Indenture dated as of March 30,1999 by and among the Partnership, the Registrant, the Subsidiary
                  Guarantors named therein and SunTrust Bank, Atlanta (filed as
                  Exhibit 4.7.3 to the Registrant's Form 10-Q for the quarter ended March 31,1999 ("March 1999 10-Q") and incorporated
                  herein by reference).

     4.7.4    -   Second Supplemental Indenture dated as of August 1, 2000, by and among the Partnership, the Registrant, the Subsidiary
                  Guarantors named therein, who are signatories thereto, and
                  SunTrust Bank (filed as Exhibit 4.2.4 to the Partnership's
                  Registration Statement on Form S-4 (file no. 333- 47506) and incorporated herein by reference).

     4.8      -   Indenture dated as of September 15, 2000, by and among the
                  Partnership, the Registrant, the Subsidiary Guarantors named therein, and SunTrust Bank, as Trustee (filed as Exhibit 4.3 to the Partnership's Registration Statement on Form S-4 (file
                  no. 333-47506) and incorporated herein by reference).

     10.1     -   Amended and Restated Agreement of Limited Partnership of the
                  Partnership (filed as Exhibit 10.1 to the Registrant's Annual
                  Report on Form 10-K/A Amendment No. 1 for the fiscal year
                  ended December 31, 1994 (the "1994 10-K/A") and incorporated herein by reference).

     10.1.1   -   First Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of November 17, 1995 by and among the Registrant, Promus Hotels, Inc. and all of the persons or entities who are or shall in the future become of the limited partners of the Partnership (filed as Exhibit
                  10.1.1 to the Registrant's Annual Report on Form 10-K, as
                  amended, for the fiscal year ended December 31, 1995 (the
                  "1995 10-K") and incorporated herein by reference).

     10.1.2   -   Second Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of January 9, 1996 between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the
                  Partnership (filed as Exhibit 10.1.2 to the Registrant's 1995
                  10-K and incorporated herein by reference).

   EXHIBIT
   NUMBER         DESCRIPTION OF EXHIBIT
   -------        ----------------------
     10.1.3   -   Third Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of January 10, 1996 by and among the Registrant, MarRay-LexGreen, Inc. and all of the persons and entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.3 to the Registrant's 1995 10-K and incorporated herein by
                  reference).

     10.1.4   -   Fourth Amendment to the Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of January 10,
                  1996 by and among the Registrant, Piscataway-Centennial
                  Associates Limited Partnership and all of the persons or
                  entities who are or shall in the future become limited
                  partners of the Partnership (filed as Exhibit 10.1.4 to the
                  Registrant's 1995 10-K and incorporated herein by reference).

     10.1.5   -   Fifth Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of May 2, 1996,
                  between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the
                  Partnership, adopting Addendum No. 2 to Amended and Restated
                  Agreement of Limited Partnership of the Partnership dated as of May 2, 1996 (filed as Exhibit 10.1.5 to the Registrant's
                  Form 10-Q for the quarter ended June 30, 1996, and
                  incorporated herein by reference).

     10.1.6   -   Sixth Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of September 16, 1996, by and among the Registrant, John B. Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by
                  reference).

     10.1.7   -   Seventh Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of May 16, 1997, by and among the Registrant, PMB Associates, Ltd. and all of the persons or entities who are or shall in the future become
                  limited partners of the Partnership (filed as Exhibit 10.1.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by
                  reference).

     10.1.8   -   Eighth Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of February 6, 1998, by and among the Registrant, Columbus/Front Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by
                  reference).

     10.1.9   -   Ninth Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of May 1, 1998,
                  between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the
                  Partnership, adopting Addendum No. 3 to Amended and Restated
                  Agreement of Limited Partnership dated as of May 1, 1998
                  (filed as Exhibit 10.1.9 to the Registrant's Form 8-K dated
                  May 29, 1998, and incorporated herein by reference).

     10.1.10  -   Tenth Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of June 22, 1998, by and among the Registrant, Schenley Hotel Associates, and all of the persons or entities who are or shall in the future
                  become limited partners of the Partnership (filed as Exhibit
                  10.1.10 to the Registrant's Form 10-Q for the quarter ended
                  October 30, 1998, and incorporated herein by reference).

     10.1.11  -   Eleventh Amendment to Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of July 28,
                  1998, between the Registrant and all of the persons or
                  entities who are or shall in the future become limited
                  partners of the Partnership, changing the name of the
                  Partnership to "FelCor Lodging Limited Partnership" (filed as
                  Exhibit 10.1.11 to the Registrant's Form 10-Q for the quarter ended October 30, 1998, and incorporated herein by reference).

  EXHIBIT
  NUMBER          DESCRIPTION OF EXHIBIT
  --------        ----------------------
     10.1.12  -   Twelfth Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of December 29, 1998, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the
                  Partnership, amending certain provisions of the Partnership
                  Agreement (filed as Exhibit 10.1.12 to the Registrant's 1998
                  10-K and incorporated herein by reference).

     10.1.13  -   Thirteenth Amendment to Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of December
                  31, 1998, by and between the Registrant, FelCor Nevada
                  Holdings, L.L.C. and all of the persons or entities who are or shall in the future become limited partners of the Partnership
                  (filed as Exhibit 10.1.13 to the Registrant's 1998 10-K and incorporated herein by reference).

     10.1.14  -   Fourteenth Amendment to Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of March 1,
                  1999, by and among the Registrant, Huie Properties, Ltd., and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit
                  10.1.14 to the Registrant's 1998 10-K and incorporated herein by reference).

     10.1.15  -   Fifteenth Amendment to Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of October 15,
                  1999, by and among the Registrant, SRS Properties Limited
                  Partnership, and all of the persons and entities who are or shall in the future become limited partners of the
                  Partnership. (filed as Exhibit 10.1.15 to the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1999 (the "1999 10-K") and incorporated herein by
                  reference).

     10.1.16  -   Sixteenth Amendment to Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of February
                  27, 2000, by and among the Registrant, Bass America, Inc., and all of the persons and entities who are or shall in the future become limited partners of the Partnership. (filed as Exhibit
                  10.1.16 to the Registrant's 1999 10-K and incorporated herein by reference).

     10.1.17  -   Seventeenth Amendment to Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of November 1,
                  2000, by and among the Registrant, Bass America, Inc., and all of the persons and entities who are or shall in the future become limited partners of the Partnership.

     10.2     -   Form of Lease Agreement between the Partnership as Lessor and
                  DJONT Operations, L.L.C. or its subsidiaries ("DJONT") as
                  Lessee (filed as Exhibit 10.2.1 to the Registrant's 1995 10-K and incorporated herein by reference).

     10.2.1   -   Omnibus Lease Amendment Agreement dated as of June 30, 1998 among the Registrant, the Partnership and DJONT to clarify the meaning of Article III of the lease as represented by the
                  actual course of dealing between lessors and lessees under such leases (filed as Exhibit 10.19 to the Registrant's Form
                  10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

     10.3     -   Form of Lease Agreement between the Partnership as Lessor and a subsidiary of Bristol Hotels & Resorts ("BHR") as Lessee
                  (the "Bristol Lease Agreement") (filed as Exhibit 10.3 to the
                  Registrant's 1998 10-K and incorporated herein by reference).

     10.3.1   -   Amended and Restated Master Hotel Agreement dated as of July
                  27, 1998 among the Registrant, the Partnership, BHR and the lessors and lessees named therein (filed as Exhibit 10.17 to the Registrant's Form 8-K dated August 10, 1998, and
                  incorporated herein by reference).

  EXHIBIT
  NUMBER          DESCRIPTION OF EXHIBIT
  -------         ----------------------

     10.4    -    Employment Agreement dated as of July 28, 1994 between the
                  Registrant and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to the Registrant's 1994 10-K/A and incorporated herein by reference).

     10.5    -    Restricted Stock and Stock Option Plan of the Registrant
                  (filed as Exhibit 10.9 to the Registrant's 1994 10- K/A and incorporated herein by reference).

     10.6    -    Savings and Investment Plan of the Registrant (filed as
                  Exhibit 10.10 to the Registrant's 1994 10- K/A and
                  incorporated herein by reference).

     10.7    -    1995 Restricted Stock and Stock Option Plan of the Registrant
                  (filed as Exhibit 10.9.2 to the Registrant's 1995 10- K and incorporated herein by reference).

     10.8    -    Non-Qualified Deferred Compensation Plan, as amended and
                  restated July 1999 (filed as exhibit 10.9 to the Registrant's
                  Form 10-Q for the quarter ended September 30,1999 ("September
                  1999 10-Q") and incorporated herein by reference).

     10.9    -    1998 Restricted Stock and Stock Option Plan (filed as Exhibit
                  4.2 to the Registrant's Registration Statement on Form S-8
                  (file no. 333-66041) and incorporated herein by reference).

     10.10   -    Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant's Post-Effective Amendment
                  on Form S-3 to Form S-4 Registration Statement (file no.
                  333-50509) and incorporated herein by reference).

     10.11   -    Amended and Restated Stock Option Plan for Non-Employee
                  Directors (filed as Exhibit 99.2 to the Registrant's
                  Post-Effective Amendment on Form S-3 to Form S-4 Registration
                  Statement (file no. 333-50509) and incorporated herein by
                  reference).

     10.12   -    Form of Severance Agreement for executive officers and certain key employees of the Registrant (filed as Exhibit 10.13 to the
                  Registrant's 1998 10-K and incorporated herein by reference).

     10.13   -    Agreement dated as of April 15, 1995 among the Registrant, the
                  Partnership, FelCor, Inc., Thomas J. Corcoran, Jr. and Hervey
                  A. Feldman relating to purchase of securities (filed as
                  Exhibit 10.15 to the Registrant's Registration Statement on
                  Form S-11 (file no. 333-91870) and incorporated herein by
                  reference).

     10.14   -    Voting and Cooperation Agreement dated as of March 23, 1998 among the Registrant, Bristol, Bass America Inc., Holiday
                  Corporation and United/Harvey Holdings, L.P. (filed as Exhibit
                  99.7 to the Registrant's Registration Statement on Form S-4
                  (file no. 333-50509) and incorporated herein by reference).

     10.15   -    Spin-Off Agreement dated as of March 23, 1998 among Bristol,
                  Bristol Hotel Management Corporation and Bristol Hotel and
                  Resorts, Inc., as agreed to by the Registrant (filed as
                  Exhibit 99.8 to the Registrant's Registration Statement on
                  Form S-4 (file no. 333-50509) and incorporated herein by
                  reference).

     10.16   -    Stockholders' and Registration Rights Agreement dated as of
                  July 27, 1998 by and among the Registrant, Bass America, Inc.,
                  Holiday Corporation, Bass plc, United/Harvey Investors I,
                  L.P., United/Harvey Investors II, L.P., United/Harvey
                  Investors III, L.P., United/Harvey Investors IV, L.P., and
                  United/Harvey Investors V, L.P. (filed as Exhibit 10.18 to the
                  Registrant's Form 8-K dated August 10, 1998, and incorporated herein by reference).

     10.17   -    Sixth Amended and Restated Credit Agreement dated as of
                  December 18, 2000, among the Registrant, the Partnership and
                  FelCor Canada Co., as Borrowers, the Lenders party thereto,
                  The

  EXHIBIT
  NUMBER          DESCRIPTION OF EXHIBIT
  -------         ----------------------
                  Chase Manhattan Bank and The Chase Manhattan Bank of Canada,
                  as Administrative Agents, Chase Securities, Inc., as Joint
                  Lead Arranger, Joint Book Manager and Syndication Agent,
                  Bankers Trust Company, as Joint Lead Arranger, Joint Book
                  Manager and Documentation Agent, Bank of America, N.A. and
                  Wells Fargo Bank, National Association, as Documentation
                  Agents.

     10.18    -   Loan Agreement dated as of October 10, 1997 among Bristol
                  Lodging Company, Bristol Lodging Holding Company, Nomura Asset
                  Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for
                  Lenders (filed as Exhibit 10.10 to the Bristol Hotel Company
                  Annual Report on Form 10-K for the year ended December 31,
                  1997 and incorporated herein by reference).

     10.18.1  -   First Amendment to Loan Agreement and Ancillary Loan Documents
                  made as of May 28, 1999, among FelCor Lodging Company, L.L.C.,
                  FelCor Lodging Holding Company, L.L.C. and LaSalle National
                  Bank, as Trustee for Nomura Asset Securities Corporation
                  Commercial Pass-Through Certificates Series 1998-D6, as
                  administrative agent and collateral agent (filed as Exhibit
                  10.19.1 to the Registrant's 1999 10-K and incorporated herein by reference).

     10.19    -   Deed of Trust, Security Agreement, Assignment of Leases and
                  Rents, Fixture Filing and Financing Statement, Dated March 1,
                  1999, by FelCor Hotel Company II, Ltd., as Grantor, to Howard
                  E. Schreiber, Trustee, in trust for the benefit of Banker
                  Trust Company, as Beneficiary (filed as Exhibit 10.21 to the
                  Registrant's March 1999 10-Q and incorporated herein by
                  reference).

     10.20    -   Loan Agreement, dated April 1, 1999, among the Registrant and the Partnership, as Borrower, The Lenders Party Thereto and
                  The Chase Manhattan Bank, as Administrative Agent and
                  Collateral Agent (filed as Exhibit 10.22.1 to the Registrant's
                  March 1999 10-Q and incorporated herein by reference).

     10.20.1  -   Guaranty, dated April 1, 1999, made by each of the named
                  Guarantors therein, who are signatories thereto (filed as
                  Exhibit 10.22.2 to the Registrant's March 1999 10-Q and
                  incorporated herein by reference).

     10.20.2  -   Pledge and Security Agreement, dated April 1, 1999, made by each of the named Pledgors therein, who are signatories
                  thereto, in favor of The Chase Manhattan Bank, as Collateral
                  Agent (filed as Exhibit 10.22.3 to the Registrant's March 1999
                  10-Q and incorporated herein by reference).

     10.20.3  -   Second Amendment to Loan Agreement dated as of August 20,1999, among the Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan
                  Bank, as Administrative Agent (filed as Exhibit 10.22.4 to the
                  Registrant's September 1999 10-Q and incorporated herein by reference).

     10.20.4  -   Third Amendment to Loan Agreement dated as of December 1,1999, among the Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan
                  Bank, as Administrative Agent (filed as Exhibit 10.21.4 to the
                  Registrant's 1999 10-K and incorporated herein by reference).

     10.20.5  -   Fourth Amendment to Loan Agreement dated as of August 7, 2000, among the Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan
                  Bank, as Administrative Agent (filed as Exhibit 10.21.6 to the
                  Partnership's Registration Statement on Form S-4 (file no.
                  333-47506) and incorporated herein by reference).

     10.21    -   Form of Mortgage, Security Agreement and Fixture Filing by and
                  between FelCor/CSS Holdings, L.P. as Mortgagor and The
                  Prudential Insurance Company of America, as Mortgagee (filed as Exhibit 10.23 to the Registrant's March 1999 10-Q and
                  incorporated herein by reference).

  EXHIBIT
  NUMBER          DESCRIPTION OF EXHIBIT
  -------         ----------------------
  10.21.1  -      Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS Holdings, Ltd.,
                  payable to the order of The Prudential Insurance Company of
                  America (filed as Exhibit 10.23.1 to the Registrant's Form
                  10-Q for the quarter ended June 30,1999 ("June 1999 10-Q") and incorporated herein by reference).

  10.22    -      Form of Deed of Trust, Security Agreement and Fixture Filing,
                  each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance
                  Company, as Trustee, and Massachusetts Mutual Life Insurance
                  Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                  Exhibit 10.23.1, also executed by FelCor/CSS Holdings, L.P.
                  with respect to the Embassy Suites-Anaheim and Embassy
                  Suites-Deerfield Beach, and by the Partnership with respect to the Embassy Suites- Palm Desert (filed as Exhibit 10.24.2 to the Registrant's June 1999 10-Q and incorporated herein by reference).

  10.22.1  -      Form of six separate Promissory Notes each dated May 12, 1999, made by FelCor/MM Holdings, L.P. payable to the order of
                  Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy
                  Suites-Dallas Market Center), $14,000,000 (Embassy
                  Suites-Dallas Love Field), $12,450,000 (Embassy Suites-Tempe),
                  $11,550,000 (Embassy Suites-Anaheim), $8,900,000 (Embassy
                  Suites-Palm Desert), $15,600,000 (Embassy Suites-Deerfield
                  Beach) (filed as Exhibit 10.24.1 to the Registrant's June 1999
                  10-Q and incorporated herein by reference).

  10.23    -      Form Deed of Trust and Security Agreement and Fixture Filing
                  with Assignment of Leases and Rents, each dated as of April
                  20, 2000, from FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts Mutual Life Insurance Company and
                  Teachers Insurance and Annuity Association of America, as
                  Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.24.2
                  (filed as Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 (the "June 2000 10-Q") and
                  incorporated herein by reference).

  10.23.1  -      Form of Accommodation Cross-Collateralization Mortgage and
                  Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts
                  Mutual Life Insurance Company and Teachers Insurance and
                  Annuity Association of America (filed as Exhibit 10.24.1 to the Registrant's June 2000 10-Q and incorporated herein by reference).

  10.23.2  -      Form of fourteen separate Promissory Notes each dated April
                  20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each
                  separately payable to the order of Massachusetts Mutual Life
                  Insurance Company and Teachers Insurance and Annuity
                  Association of America, respectively, in the respective
                  original principal amounts of $13,500,000 (Phoenix (Crescent),
                  Arizona), $13,500,000 (Phoenix (Crescent), Arizona),
                  $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000
                  (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta
                  Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia),
                  $12,500,000 (Chicago O'Hare Airport, Illinois), $12,500,000
                  (Chicago O'Hare Airport, Illinois), $3,500,000 (Lexington,
                  Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000
                  (Philadelphia Society Hill, Philadelphia), $17,000,000
                  (Philadelphia Society Hill, Philadelphia), $10,500,000 (South
                  Burlington, Vermont), and, $10,500,000 (South Burlington,
                  Vermont) (filed as Exhibit 10.24.2 to the Registrant's June
                  2000 10-Q and incorporated herein by reference).

  10.24    -      Form Deed of Trust and Security Agreement, each dated as of
                  May 2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C.,
                  FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield
                  Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB
                  Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C.,
                  FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF
                  Holdings, L.P., each as Borrower, in favor of The Chase
                  Manhattan Bank, as

  EXHIBIT
  NUMBER          DESCRIPTION OF EXHIBIT
  -------         ----------------------
                  Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.25.1
                  (filed as Exhibit 10.25 to the Registrant's June 2000 10-Q and
                  incorporated herein by reference).

     10.24.1  -   Form of eight separate Promissory Notes each dated May 2,
                  2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB
                  Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C.,
                  FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings,
                  L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB
                  Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P.,
                  each separately payable to the order of The Chase Manhattan
                  Bank in the respective original principal amounts of
                  $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston
                  Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield,
                  Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000
                  (Orlando South, Florida), $32,650,000 (New Orleans,
                  Louisiana), $20,728,000 (Piscataway, New Jersey), and
                  $26,268,000 (South San Francisco, California) (filed as
                  Exhibit 10.25.1 to the Registrant's June 2000 10-Q and
                  incorporated herein by reference).

     10.25    -   Registration Rights Agreement dated as of September 8, 2000 among the Registrant, the Partnership, Deutsche Banc
                  Securities Inc., Chase Securities Inc., Morgan Stanley & Co.
                  Incorporated, Banc of America Securities LLC, Banc One Capital
                  Markets, Inc., Credit Lyonnais Securities (USA) Inc., and
                  Scotia Capital (USA) Inc. (filed as Exhibit 10.26 to the
                  Partnership's Registration Statement on Form S-4 (file no.
                  333-47506) and incorporated herein by reference).

     10.26    -   Registration Rights Agreement dated as of January 11, 2001 among the Registrant, the Partnership and Deutsche Bank
                  Securities Inc.

     21       -   List of Subsidiaries of the Registrant.

     23.1     -   Consent of PricewaterhouseCoopers LLP.

     23.2     -   Consent of Deloitte & Touche LLP


(b)  Reports on Form 8-K.

              -   None filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FELCOR LODGING TRUST INCORPORATED



                                     By:  /s/ Lawrence D. Robinson
                                        -------------------------------------
                                              Lawrence D. Robinson
                                              Executive Vice President

Date:    March 29, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      DATE                                                 SIGNATURE
      ----                                                 ---------
  March 29, 2001                                        /s/ Donald J. McNamara
                                  ---------------------------------------------------------------
                                                          Donald J. McNamara
                                                  Chairman of the Board and Director

  March 29, 2001                                      /s/ Thomas J. Corcoran, Jr.
                                  ---------------------------------------------------------------
                                                       Thomas J. Corcoran, Jr.
                                           President and Director (Chief Executive Officer)

  March 29, 2001                                         /s/ Lester C. Johnson
                                  ---------------------------------------------------------------
                                                           Lester C. Johnson
                                                Senior Vice President and Controller
                                   (Principal Financial Officer and Principal Accounting Officer)

  March   , 2001
                                  ---------------------------------------------------------------
                                                      Melinda J. Bush, Director

  March 27, 2001                                        /s/ Richard S. Ellwood
                                  ---------------------------------------------------------------
                                                     Richard S. Ellwood, Director

  March 27, 2001                                        /s/ Richard O. Jacobson
                                  ---------------------------------------------------------------
                                                    Richard O. Jacobson, Director

  March 27, 2001                                     /s/ Charles A. Ledsinger, Jr.
                                  ---------------------------------------------------------------
                                                 Charles A. Ledsinger, Jr., Director

  March 27, 2001                                        /s/ Robert H. Lutz, Jr.
                                  ---------------------------------------------------------------
                                                    Robert H. Lutz, Jr., Director

  March 26, 2001                                       /s/ Charles N. Mathewson
                                  ---------------------------------------------------------------
                                                    Charles N. Mathewson, Director

  March   , 2001
                                  ---------------------------------------------------------------
                                                    Thomas A. McChristy, Director

  March   , 2001
                                  ---------------------------------------------------------------
                                                      Richard C. North, Director

  March 29, 2001                                        /s/ Michael D. Rose
                                  ---------------------------------------------------------------
                                                      Michael D. Rose, Director


                        FELCOR LODGING TRUST INCORPORATED

                          INDEX TO FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION


                                        FELCOR LODGING TRUST INCORPORATED


Report of Independent Accountants.................................................................................F-2
Consolidated Balance Sheets - December 31, 2000 and 1999..........................................................F-3
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998........................F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998............. F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998........................F-6
Notes to Consolidated Financial Statements........................................................................F-7
Report of Independent Accountants on Financial Statement Schedule................................................F-27
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000..................................F-28

                                              DJONT OPERATIONS, L.L.C.

Report of Independent Accountants................................................................................F-32
Consolidated Balance Sheets - December 31, 2000 and 1999.........................................................F-33
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.......................F-34
Consolidated Statements of Shareholders' Deficit for the years ended December 31, 2000, 1999 and 1998............F-35
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.......................F-36
Notes to Consolidated Financial Statements.......................................................................F-37

                                      BRISTOL HOTELS & RESORTS TENANT COMPANIES

Independent Auditors' Report.....................................................................................F-41
Combined Balance Sheet - December 31, 2000.......................................................................F-42
Combined Statements of Operations for the nine months ended December 31, 2000 and the three months ended March 31, 2000 (Predecessor).....................................................F-43
Combined Statements of Stockholder's Equity - March 31, 2000 (Predecessor)
     and December 31, 2000.......................................................................................F-44
Combined Statements of Cash Flows for the nine months ended December 31, 2000 and the three months ended March 31, 2000 (Predecessor).....................................................F-45
Notes to the Combined Financial Statements.......................................................................F-46

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of FelCor Lodging Trust Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Trust Incorporated at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


Dallas, Texas
February 5, 2001,
     except for footnotes 1 and 20,
     as to which the date is March 28, 2001

                        FELCOR LODGING TRUST INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                      2000            1999
                                                                                   -----------    -----------
Investment in hotels, net of accumulated depreciation of
   $473,101 in 2000 and  $330,555 in 1999 ......................................   $ 3,750,275    $ 4,035,344
Investment in unconsolidated entities ..........................................       128,593        136,718
Assets held for sale ...........................................................       129,294
Cash and cash equivalents ......................................................        26,060         36,123
Due from Lessees ...............................................................        28,058         18,394
Note receivable from unconsolidated entity .....................................         7,695          7,760
Deferred expenses, net of accumulated amortization of
   $7,146 in 2000 and $4,491 in 1999 ...........................................        23,944         15,473
Other assets ...................................................................         9,684          5,939
                                                                                   -----------    -----------

       Total assets ............................................................   $ 4,103,603    $ 4,255,751
                                                                                   ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Debt, net of discount of $6,443 in 2000 and $1,401 in 1999 .....................   $ 1,838,241    $ 1,833,954
Distributions payable ..........................................................        33,957         39,657
Accrued expenses and other liabilities .........................................        94,232         65,480
Minority interest in Operating Partnership, 8,597 and 2,991 units issued and
   outstanding at December 31, 2000 and 1999, respectively .....................       252,294         90,078
Minority interest in other partnerships ........................................        50,774         51,671
                                                                                   -----------    -----------

Total liabilities ..............................................................     2,269,498      2,080,840
                                                                                   -----------    -----------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
   Series A Cumulative
   Preferred Stock, 5,981 and 6,050 shares issued and
     outstanding at December 31, 2000 and 1999, respectively ...................       149,515        151,250
   Series B Redeemable Preferred Stock, 58 shares issued and outstanding .......       143,750        143,750
Common stock, $.01 par value, 200,000 shares authorized, 69,415 and
   69,291 shares issued at December 31, 2000 and 1999, respectively ............           694            693
Additional paid-in capital .....................................................     2,064,909      2,138,477
Distributions in excess of earnings ............................................      (201,598)      (119,385)
                                                                                   -----------    -----------
                                                                                     2,157,270      2,314,785
Less: Common stock in treasury, at cost, 16,906 and 6,975 shares
   at December 31, 2000 and 1999, respectively .................................      (323,165)      (139,874)
                                                                                   -----------    -----------

        Total shareholders' equity .............................................     1,834,105      2,174,911
                                                                                   -----------    -----------

        Total liabilities and shareholders' equity .............................   $ 4,103,603    $ 4,255,751
                                                                                   ===========    ===========

         The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                    CONSOLIDATED STATEMENTS OF OPERATIONS For
                the years ended December 31, 2000, 1999, and 1998
                      (in thousands, except per share data)



                                                                             2000             1999             1998
                                                                         -------------    -------------    -------------
Revenues:
Percentage lease revenue .............................................   $     536,907    $     490,893    $     328,035
Equity in income from unconsolidated entities ........................          14,820            8,484            7,017
Other revenue ........................................................           4,965            4,624            4,565
                                                                         -------------    -------------    -------------

                     Total revenues ..................................         556,692          504,001          339,617
                                                                         -------------    -------------    -------------

Expenses:
General and administrative ...........................................          12,256            9,122            5,254
Depreciation .........................................................         160,745          152,948           90,835
Taxes, insurance and other ...........................................          70,648           59,572           37,158
Land leases ..........................................................          21,985           17,558            8,130
Interest expense .....................................................         158,620          125,435           73,182
Reserve for hotels held for sale .....................................          63,000
Minority interest in Operating  Partnership ..........................           4,692            4,696            6,500
Minority interest in other partnerships ..............................           3,570            2,713            1,121
                                                                         -------------    -------------    -------------

                     Total  expenses .................................         495,516          372,044          222,180
                                                                         -------------    -------------    -------------

Income before nonrecurring items .....................................          61,176          131,957          117,437
Gain on sale of assets ...............................................           4,388              236              477
Extraordinary charge from write off of deferred financing fees .......           3,865            1,113            3,075
                                                                         -------------    -------------    -------------

Net income ...........................................................          61,699          131,080          114,839

Preferred dividends ..................................................          24,682           24,735           21,423
                                                                         -------------    -------------    -------------

Net income applicable to common shareholders .........................   $      37,017    $     106,345    $      93,416
                                                                         =============    =============    =============

Per common share data:
   Basic:
      Income applicable to common shareholders
          before extraordinary charge ................................   $        0.74    $        1.59    $        1.93
      Extraordinary charge ...........................................           (0.07)           (0.02)           (0.06)
                                                                         -------------    -------------    -------------

      Net income applicable to common shareholders ...................   $        0.67    $        1.57    $        1.87
                                                                         =============    =============    =============
      Weighted average common shares outstanding .....................          55,264           67,392           49,968

   Diluted:
      Income applicable to common shareholders
          before extraordinary charge ................................   $        0.74    $        1.59    $        1.92
      Extraordinary charge ...........................................           (0.07)           (0.02)           (0.06)
                                                                         -------------    -------------    -------------

      Net income applicable to common shareholders ...................   $        0.67    $        1.57    $        1.86
                                                                         =============    =============    =============
      Weighted average common shares and equivalents outstanding .....          55,519           67,581           50,314



         The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)


                                                          COMMON STOCK
                                                       ------------------
                                                       NUMBER               ADDITIONAL   DISTRIBUTIONS                  TOTAL
                                          PREFERRED      OF                   PAID-IN     IN EXCESS OF   TREASURY   SHAREHOLDERS'
                                           STOCK       SHARES      AMOUNT     CAPITAL       EARNINGS       STOCK       EQUITY
                                          ---------    -------     ------   -----------  -------------   ---------  ------------
BALANCE AT DECEMBER 31, 1997              $ 151,250     37,802     $  378   $ 1,001,747    $  (33,771)   $ (41,106)  $1,078,498
Issuance of common shares, net of
  offering expenses                                     31,482        315     1,151,038                               1,151,353

Forfeiture of restricted common stock
  awards                                                                                                      (381)        (381)

Allocation to minority interest                                                  (5,848)                                 (5,848)

Issuance of Series B preferred
  stock, net of offering expenses           143,750                              (4,687)                                139,063

Distributions/dividends declared:
  $2.545 per common share                                                                    (138,484)                 (138,484)
  $2.157 per Series A preferred share                                                         (13,050)                  (13,050)
  $1.44 per Series B depositary
    preferred share                                                                            (8,373)                   (8,373)

Net income                                                                                    114,839                   114,839
                                          ---------    -------     ------   -----------    ----------    ---------   ----------
BALANCE AT DECEMBER 31, 1998                295,000     69,284        693     2,142,250       (78,839)     (41,487)   2,317,617

Issuance of common shares                                    7                        5                                       5

Repurchase of common shares                                                                                (98,387)     (98,387)

Allocation to minority interest                                                  (3,778)                                 (3,778)

Distributions/dividends declared:
  $2.20 per common share                                                                     (146,891)                 (146,891)
  $1.95 per Series A preferred share                                                          (11,797)                  (11,797)
  $2.25 per Series B depositary
     preferred share                                                                          (12,938)                  (12,938)

Net income                                                                                    131,080                   131,080
                                          ---------    -------     ------   -----------    ----------    ---------   ----------
BALANCE AT DECEMBER 31, 1999                295,000     69,291        693     2,138,477      (119,385)    (139,874)   2,174,911

Issuance of common shares                                  124          1          (890)                     4,340        3,451

Conversion of Series A preferred stock       (1,735)                                811                        924

Repurchase of common shares                                                                                (86,681)     (86,681)

Purchase of options                                                              (1,861)                                (1,861)

Contribution of shares in exchange for
     operating partnership units                                                                          (101,874)    (101,874)

Allocation to minority interest                                                 (71,628)                                (71,628)

Distributions/dividends declared:
   $2.20 per common share                                                                    (119,230)                 (119,230)
   $1.95 per Series A preferred share                                                         (11,744)                  (11,744)
   $2.25 per Series B depositary
     preferred share                                                                          (12,938)                  (12,938)

Net income                                                                                     61,699                    61,699
                                          ---------    -------     ------   -----------    ----------    ---------   ----------
BALANCE AT DECEMBER 31, 2000              $ 293,265     69,415     $  694   $ 2,064,909    $ (201,598)   $(323,165)  $1,834,105
                                          =========    =======     ======   ===========    ==========    =========   ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)


                                                                                 2000           1999          1998
                                                                             -----------    -----------    -----------
Cash flows from operating activities:
     Net income ..........................................................   $    61,699    $   131,080    $   114,839
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Gain on sale of assets ...........................................        (4,388)          (236)          (477)
        Depreciation .....................................................       160,745        152,948         90,835
        Reserve for hotels held for sale .................................        63,000
        Amortization of deferred financing fees ..........................         3,936          1,816          1,985
        Amortization of unearned officers' and directors' compensation ...         1,478            652            830
        Equity in income from unconsolidated entities ....................       (14,820)        (8,484)        (7,017)
        Extraordinary charge for write off of deferred financing fees ....         3,865          1,113          3,075
        Minority interest in Operating Partnership .......................         4,692          4,696          6,500
        Minority interest in other partnerships ..........................         3,570          2,713          1,121
     Changes in assets and liabilities, net of effects of acquisitions:
        Due from Lessees .................................................        (9,664)           574         (3,035)
        Deferred financing fees ..........................................       (16,964)        (9,313)        (4,348)
        Other assets .....................................................        (5,339)          (282)          (602)
        Accrued expenses and other liabilities ...........................        25,494          5,088        (11,123)
                                                                             -----------    -----------    -----------
                  Net cash flow provided by operating activities .........       277,304        282,365        192,583
                                                                             -----------    -----------    -----------
Cash flows used in investing activities:
        Acquisition of hotels ............................................                      (10,802)      (326,276)
        Acquisition of unconsolidated entities ...........................                       (7,452)        (4,230)
        Improvements and additions to hotels .............................       (95,235)      (222,320)      (119,107)
        Note receivable from unconsolidated entity .......................                                      (7,766)
        Bristol interim credit facility ..................................                                    (120,000)
        Sale of assets ...................................................        35,111         15,476          7,815
        Cash distributions from unconsolidated entities ..................        25,358         19,581         19,066
                                                                             -----------    -----------    -----------
                  Net cash flow used in investing activities .............       (34,766)      (205,517)      (550,498)
                                                                             -----------    -----------    -----------
Cash flows provided by (used in) financing activities:
        Proceeds from borrowings .........................................       997,424      1,034,667      1,013,003
        Repayment of borrowings ..........................................      (992,635)      (804,915)      (658,524)
        Proceeds from sale of preferred stock ............................                                     143,750
        Costs associated with public offerings ...........................                                      (4,687)
        Purchase of treasury stock .......................................       (86,681)       (98,387)
        Buyback of assumed stock options .................................        (1,861)
        Proceeds from exercise of stock options ..........................                            8          3,884
        Distributions paid to minority interest ..........................        (5,229)
        Distributions paid to limited partners ...........................       (14,190)        (7,559)        (6,671)
        Distributions paid to common shareholders ........................      (124,738)      (173,244)       (98,754)
        Dividends paid to preferred shareholders .........................       (24,691)       (25,987)       (16,937)
                                                                             -----------    -----------    -----------
                  Net cash flow provided by (used in) financing activities      (252,601)       (75,417)       375,064
                                                                             -----------    -----------    -----------
Net change in cash and cash equivalents ..................................       (10,063)         1,431         17,149
Cash and cash equivalents at beginning of years ..........................        36,123         34,692         17,543
                                                                             -----------    -----------    -----------
Cash and cash equivalents at end of years ................................   $    26,060    $    36,123    $    34,692
                                                                             ===========    ===========    ===========

Supplemental cash flow information - interest paid .......................   $   143,594    $   125,085    $    72,215
                                                                             -----------    -----------    -----------


         The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         FelCor Lodging Trust Incorporated ("FelCor") is the nation's second largest hotel real estate investment trust ("REIT"). At December 31, 2000, it owned interests in 186 hotels with nearly 50,000 rooms and suites (collectively the "Hotels") through its greater than 86% equity interest in FelCor Lodging Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company". At December 31, 2000, the Company owned 100% of the interest in 161 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 16 hotels.

         The following table provides a schedule of the Hotels, by brand, operated by each of the Company's lessees at December 31, 2000:

                                                                                           NOT OPERATED
                          BRAND                                DJONT        BRISTOL        UNDER A LEASE          TOTAL
                          -----                                -----        -------        -------------          -----
Hilton(R)Brands:
      Embassy Suites(R)                                          59                                                 59
      Doubletree(R)and Doubletree Guest Suites(R)                14                                                 14
      Hampton Inn(R)                                                           9                                     9
      Hilton Suites(R)                                            1                                                  1
      Homewood Suites(R)                                                       1                                     1
Bass Brands:
      Holiday Inn(R)                                                          43                   1                44
      Crowne Plaza(R)and Crowne Plaza Suites(R)                               18                                    18
      Holiday Inn Select(R)                                                   10                                    10
      Holiday Inn Express(R)                                                   5                                     5
Starwood Brands:
      Sheraton(R)and Sheraton Suites(R)                          10                                                 10
      Westin(R)                                                   1                                                  1
Other Brands                                                                  13                   1                14
                                                                ---           --                 ---              ----
         Total Hotels                                            85           99                   2               186
                                                                ===           ==                 ===              ====

         The Hotels are located in the United States (35 states) and Canada, with a concentration in Texas (41 hotels), California (19 hotels), Florida (18 hotels) and Georgia (15 hotels). The following table provides information regarding the net acquisition and disposition of hotels through December 31, 2000:

                                   NET HOTELS
                             ACQUIRED/(DISPOSED OF)
                             ----------------------
1994                                   7
1995                                  13
1996                                  23
1997                                  30
1998                                 120
1999                                  (5)
2000                                  (2)
                                   -----
                                     186
                                   =====

         On January 1, 2001, the provisions of the REIT Modernization Act became effective. These provisions reduce the percentage of taxable income required to be distributed by a REIT from 95% to 90% for taxable years after 2000 and subject to certain limitations, permit a REIT to own taxable subsidiaries that engage in businesses previously prohibited to a REIT, including, among other things, leasing hotels from a hotel REIT, provided that the hotels continue to be managed by unrelated third parties.

                        FELCOR LODGING TRUST INCORPORATED

1. ORGANIZATION -- (CONTINUED)

         At December 31, 2000, the Company leased 85 hotels to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT") and leased 99 hotels to Bristol Hotels & Resorts and its consolidated subsidiaries ("Bristol" and, together with DJONT, the"Lessees"). Bristol became a subsidiary of Bass plc ("Bass") by virtue of a merger between Bristol and a subsidiary of Bass on March 31, 2000. Two of the Hotels were operated without a lease.

         At December 31, 2000, DJONT was a private company controlled by Thomas
J. Corcoran, Jr., the President, Chief Executive Officer and a Director of FelCor. Subject to the receipt of certain lender consents, effective January 1, 2001, the Company acquired and contributed to a newly formed taxable REIT subsidiary, all of the equity interests in DJONT. In consideration for the acquisition of DJONT, the Operating Partnership issued an aggregate of 416,667 units of limited partnership interest valued at approximately $10 million, which, together with DJONT's accumulated shareholders' deficit of $24.5 million, will be expensed in the first quarter of 2001 as a lease termination cost.

         Effective January 1, 2001, the Company completed the acquisition of 12 of the Bristol leases which were held by Bass. In consideration for the acquisition of such leases, the Company issued to Bass 413,585 shares of FelCor common stock valued at approximately $10 million. Of the 12 hotels, (i) the Company has entered into an agreement with Interstate Hotels Corporation ("IHC") to manage eight of the hotels, (ii) two hotels are being managed by a subsidiary of Bass under short term management contracts, (iii) one hotel is being managed by a subsidiary of Hilton Hotels Corporation ("Hilton") and (iv) one hotel was sold. In March 2001, the Company entered into an agreement with Bass to acquire the remaining 88 leases effective July 1, 2001. In consideration for the acquisition of such leases, the Company will enter into long term management agreements with Bass with regard to these hotels and issue to Bass 100 shares of FelCor common stock. A portion of the management fees with respect to the 88 hotels managed by Bass under long term management agreements will be considered to be lease termination costs and the Company will record a lease termination expense of approximately $125 million in the third quarter of 2001. At that time, the Company will record a corresponding liability of approximately $125 million that will be amortized over the term of the applicable management agreements.

         At January 1, 2001, (i) subsidiaries of Bass managed 91 of the Hotels,
(ii) subsidiaries of Hilton managed 72 of the Hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") managed 11 of the Hotels,
(iv) subsidiaries of IHC managed eight of the Hotels and (v) three independent management companies managed the four remaining Hotels.

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

                        FELCOR LODGING TRUST INCORPORATED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         The Company periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investment in the Hotels except as reflected in reserve established for the assets held for sale.

         Maintenance and repairs are the responsibility of the Lessees; major renewals and betterments by the Company are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in operations.

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

         Deferred Expenses -- Deferred expenses, consisting primarily of loan costs, are recorded at cost. Amortization is computed using the interest method over the maturity of the related debt.

         Revenue Recognition -- Percentage lease revenue is reported as income when earned.

         Capitalized Interest -- The Company capitalizes interest and certain other costs relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 2000, 1999 and 1998 were approximately $2.0 million, $7.4 million and $5.9 million, respectively.

         Net Income Per Common Share -- Basic earnings per share have been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net income available to common shareholders by the weighted average number of common shares and equivalents outstanding. Common stock equivalents represent shares issuable upon exercise of stock options and unvested officers' restricted stock grants.

         At December 31, 2000, 1999, and 1998, the Company's Series A Cumulative Preferred Stock, if converted to common shares, would be antidilutive; accordingly the Series A Cumulative Preferred Stock is not assumed to be converted in the computation of diluted earnings per share.

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

                        FELCOR LODGING TRUST INCORPORATED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         For 2000, FelCor paid regular dividends of $2.20 per common share, $1.95 per share of $1.95 Series A Cumulative Preferred Stock ("Series A preferred stock"), and $2.25 per depositary share evidencing its 9% Series B Redeemable Preferred Stock ("Series B preferred stock").

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

3. INVESTMENT IN HOTELS

         Investment in hotels at December 31, 2000 and 1999, consists of the following (in thousands):

                                              2000            1999
                                           -----------    -----------
Land ...................................   $   321,994    $   346,862
Building and improvements ..............     3,477,006      3,616,269
Furniture, fixtures and equipment ......       409,011        383,931
Construction in progress ...............        15,365         18,837
                                           -----------    -----------
                                             4,223,376      4,365,899
Accumulated depreciation ...............      (473,101)      (330,555)
                                           -----------    -----------
                                           $ 3,750,275    $ 4,035,344
                                           ===========    ===========

4. INVESTMENT IN UNCONSOLIDATED ENTITIES

         At December 31, 2000, the Company owned 50% interests in separate entities owning 16 hotels, a parcel of undeveloped land, and a condominium management company. The Company also owned a 97% nonvoting interest in an entity that owns an annex to a hotel owned by the Company and holds a 50% interest in an entity that has developed condominiums for sale. The Company accounts for its investments in these unconsolidated entities under the equity method.

         Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                DECEMBER 31,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
Balance sheet information:
     Investment in hotels..............................   $  294,941    $  337,444
     Non-recourse mortgage debt........................   $  225,302    $  254,668
     Equity............................................   $   82,986    $  101,120


                                                                   YEARS ENDED DECEMBER 31,
                                                             2000          1999           1998
                                                          ----------    ----------    ----------
Statements of operations information:
     Total revenues ...................................   $   80,761    $   69,146    $   57,006
     Net income .......................................   $   30,729    $   21,726    $   17,438

     Net income attributable to the Company ...........   $   16,962    $   10,626    $    8,719
     Amortization of cost in excess of book value .....       (2,142)       (2,142)       (1,702)
                                                          ----------    ----------    ----------
     Equity in income from unconsolidated entities ....   $   14,820    $    8,484    $    7,017
                                                          ==========    ==========    ==========

                        FELCOR LODGING TRUST INCORPORATED

5.  ASSETS HELD FOR SALE

         In the second quarter of 2000, the Company identified 25 hotels that it considered non-strategic and announced its intention to sell such hotels by June 30, 2001. In connection with the decision to sell these hotels, the Company recorded a reserve of $63 million representing the difference between the net book value of these hotels and the estimated net proceeds. No depreciation expense has been recorded on these hotels since June 30, 2000. Percentage rent income related to the assets held for sale, less costs associated with those assets, were included in the Company's results of operations for the year ended December 31, 2000, and represented net income of approximately $16 million. During 2000, one of these hotels was sold and the Company recognized a gain of approximately $135,000. At December 31, 2000, assets held for sale, which represent the 24 remaining hotels, are reported net of the $63 million reserve.

6.  DEBT

         Debt at December 31, 2000 and 1999, consists of the following (in thousands):

                                                                                                     DECEMBER 31,
                                                                                             -----------------------------
                                  COLLATERAL       INTEREST RATE         MATURITY DATE            2000            1999
                                  ----------       -------------         -------------       -------------    ------------
FLOATING RATE DEBT:
  Line of credit                     None          LIBOR + 200bp        August 2003           $    112,000    $    351,000
  Senior term loan                   (a)           LIBOR + 250bp        March 2004                                 250,000
  Mortgage debt                    3 hotels        LIBOR + 200bp        February 2003               61,909          62,553
  Other                              None          LIBOR + 200bp        Various                        650          32,282
                                                                                             -------------    ------------
Total floating rate debt                                                                           174,559         695,835
                                                                                             -------------    ------------

FIXED RATE DEBT:
  Line of credit - swapped           None              7.66%            August 2003                250,000         313,000
  Publicly-traded term notes         None              7.38%            October 2004               174,505         174,377
  Publicly-traded term notes         None              7.63%            October 2007               124,320         124,221
  Publicly-traded term notes         None              9.50%            October 2008               394,731
  Mortgage debt                   15 hotels            7.24%            November 2007              140,148         142,542
  Senior term loan - swapped         (a)               8.30%            March 2004                                 125,000
  Mortgage debt                    7 hotels            7.54%            April 2009                  97,604          99,075
  Mortgage debt                    6 hotels            7.55%            June 2009                   73,389          74,483
  Mortgage debt                    7 hotels            8.73%            May 2010                   144,032
  Mortgage debt                    8 hotels            8.70%            May 2010                   184,829
  Other                           13 hotels        6.96% - 7.23%        2000-2005                   80,124          85,421
                                                                                             -------------    ------------
Total fixed rate debt                                                                            1,663,682       1,138,119
                                                                                             -------------    ------------
         Total debt                                                                          $   1,838,241    $  1,833,954
                                                                                             =============    ============

         (a) Collateralized by stock and partnership interests in certain subsidiaries of FelCor. The senior term loan was retired early from the proceeds of publicly traded term notes issued in 2000.

         One month LIBOR at December 31, 2000 was 6.565%.

         The Company's $600 million line of credit (the "Line of Credit") contains various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 2000, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit. Most of the mortgage debt is non-recourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of

                        FELCOR LODGING TRUST INCORPORATED

6.  DEBT -- (CONTINUED)

certain conditions. Most of the mortgage debt is prepayable, subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         On April 26, 2000, the Company completed a 10-year, $145 million First Mortgage Term Loan, which is collateralized by seven Sheraton hotels and carries an 8.73% fixed interest rate. On May 2, 2000, the Company closed $186 million of 10-year, First Mortgage Term Loans which are collateralized by eight Embassy Suites hotels and carry an 8.70% fixed interest rate. These loans are non-recourse, mature in May 2010, and amortize over 25 years. The proceeds of these loans were used to reduce borrowings under the Company's Line of Credit.

         On August 1, 2000, the Company renewed its Line of Credit. The Line of Credit was reduced from $850 million to $600 million and the maturity was extended from July 2001 to August 2003. The effective interest rate on the renewed Line of Credit ranges from 87.5 basis points to 250 basis points above LIBOR depending on the Company's leverage and corporate rating. An extraordinary charge of approximately $578,000 was recorded to write-off a portion of the deferred financing costs associated with the Line of Credit.

         On September 15, 2000, the Company completed the private placement of $400 million of senior unsecured notes which mature in September, 2008 and bear an interest rate of 9 1/2%. The notes were issued at a discount to yield 9 3/4%. The proceeds were used to retire the $375 million floating rate senior term loan, which matured in 2004, and to pay down the Line of Credit. An extraordinary charge of approximately $3.3 million was recorded to write-off unamortized deferred financing costs associated with the $375 million loan. During the fourth quarter of 2000, the Company exchanged the $400 million in aggregate principal amount of the private placement senior notes for notes with identical terms which were registered under the Securities Act of 1933.

         Future scheduled principal payments on debt obligations at December 31, 2000 are as follows (in thousands):

YEAR
2001.........................................................    $     23,802
2002.........................................................          13,825
2003.........................................................         457,319
2004.........................................................         189,228
2005.........................................................          43,129
2006 and thereafter..........................................       1,117,381
                                                                 ------------
                                                                    1,844,684
Discount accretion over term.................................          (6,443)
                                                                 ------------
                                                                 $  1,838,241
                                                                 ============

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with four financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid and the variable rate to be received by the Company at December 31, 2000, are summarized in the following table:

                        FELCOR LODGING TRUST INCORPORATED

6.  DEBT -- (CONTINUED)


                                           SWAP RATE
                                           RECEIVED
                        SWAP RATE        (VARIABLE) AT          SWAP
  NOTIONAL AMOUNT      PAID (FIXED)         12/31/00          MATURITY
- ---------------        ------------       ----------         -------------
$  25 million            5.5575%           6.8213%           July 2001(a)
   25 million            5.5480%           6.8213%           July 2001(a)
   75 million            5.5550%           6.8213%           July 2001(a)
  100 million            5.7955%           6.8213%           July 2003
   25 million            5.8260%           6.8213%           July 2003
- -------------
$250 million
=============

         (a) The variable rate payer has the option to terminate this swap in July 2001; if not so terminated, it matures July 2003.

         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company, pursuant to the terms of its interest rate agreement, and will have a corresponding effect on its future cash flows. During 2000, the Company received a net $1.8 million under the interest rate swaps and paid a net $1.7 million and $383,000 during 1999 and 1998, respectively. Agreements such as these contain a credit risk in that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2000. Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Management estimates the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) the note receivable approximates carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; (iii) the borrowings under the Line of Credit and various other mortgage notes approximate carrying value because these borrowings accrue interest at floating interest rates based on market. The estimated fair value of the Company's fixed rate debt of $1.4 billion is $1.2 billion at December 31, 2000, based on current market interest rates estimated by the Company for similar debt with similar maturities.

         The Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net gain on these instruments was approximately $248,000 at December 31, 2000, which represents the amount the Company would receive to terminate the agreements based on current market rates.

                        FELCOR LODGING TRUST INCORPORATED

8.  CAPITAL STOCK

         As of December 31, 2000, the Company had approximately $946 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

Preferred Stock

         The Board of Directors is authorized to provide for the issuance of up to 20,000,000 shares of preferred stock in one or more series, to establish the number of shares in each series, to fix the designation, powers preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

         In 1996, the Company issued 6.1 million shares of its Series A preferred stock at $25 per share. The Series A preferred stock bears an annual dividend equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A preferred stock is then convertible. Each share of the Series A preferred stock is convertible at the shareholder's option to
0.7752 shares of common stock, subject to certain adjustments, and may not be redeemed by the Company before April 30, 2001. During 2000, holders of 69,400 shares of Series A preferred stock converted their shares to 53,798 common shares which were issued from treasury shares.

         On May 1, 1998, the Company issued 5.75 million depositary shares, representing 57,500 shares of its Series B preferred stock, at $25 per depositary share. The Series B preferred stock and the corresponding depositary shares may be called by FelCor at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities of FelCor. The Series B preferred stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and is entitled to annual dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share).

         At December 31, 2000, all dividends then payable on the Series A and Series B preferred stock had been paid.

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

         In connection with the efforts of Bass to acquire Bristol, a Bass subsidiary contributed approximately 4.7 million and 1 million outstanding FelCor common shares held by it to the Operating Partnership in exchange for a like number of units of limited partnership interest on February 28 and November 1, 2000, respectively. This exchange reduced FelCor's percentage ownership in the Operating Partnership from approximately 95% to approximately 86%. The shares were recorded in treasury at an average of $17.83 per share which represented fair market value on the dates of exchange (aggregating $101.9 million) and increased the minority interest liability related to the Operating Partnership for a like amount.

                        FELCOR LODGING TRUST INCORPORATED

8.  CAPITAL STOCK -- (CONTINUED)

Treasury Stock Repurchase Program

         On September 3, 1999, FelCor announced that its Board of Directors (the "Board") had authorized the Company to repurchase up to $100 million of its outstanding common shares. On January 4, 2000, the Board approved a $200 million increase in its stock repurchase program. At December 31, 2000, the Company had completed the repurchase of approximately 10.3 million common shares at a cost of approximately $185.1 million (of the $300 million authorized), which has been recorded as treasury stock.

9.  TAXES, INSURANCE AND OTHER

         Taxes, insurance and other is comprised of the following for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Real estate and personal property taxes ..........   $   63,207   $   52,118   $   32,892
Property insurance ...............................        4,065        3,481        2,341
State franchise taxes and Canadian income tax ....        3,376        3,973        1,609
Other ............................................                                    316
                                                     ----------   ----------   ----------
         Total taxes, insurance, and other .......   $   70,648   $   59,572   $   37,158
                                                     ==========   ==========   ==========

10.  LAND LEASES

         The Company leases land occupied by certain hotels from third parties under various operating leases. Certain leases contain contingent rent features based on gross revenue at the respective hotels. Future minimum lease payments under the Company's land lease obligations at December 31, 2000, are as follows (in thousands):

YEAR
2001                                             $    4,863
2002                                                  4,756
2003                                                  4,706
2004                                                  4,773
2005                                                  4,573
2006 and thereafter                                 135,978
                                                 ----------
                                                 $  159,649
                                                 ==========

11.  GAIN ON SALE OF ASSETS

         On December 11, 2000, the Company completed the sale of its Four Points by Sheraton(R) hotel - Leominster, Massachusetts (one of the 25 hotels designated as held for sale), for a gross price of $10.5 million which resulted in a gain of approximately $135,000.

         On September 27, 2000, the Company completed the sale of its Embassy Suites hotel, Los Angeles International Airport - North, California for a gross price of approximately $23.3 million. The Company recorded a gain of approximately $2.5 million.

                        FELCOR LODGING TRUST INCORPORATED

11.  GAIN ON SALE OF ASSETS -- (CONTINUED)

         During the third quarter of 2000, the Company sold two acres of vacant excess land adjacent to its Embassy Suites hotel - Fort Lauderdale, Florida and a billboard in Dallas, Texas, for an aggregate of $1.3 million and recorded a gain of approximately $0.9 million.

         On June 30, 2000, the Company sold 31 acres of vacant excess land adjacent to its Whispering Woods Hotel in Olive Branch, Mississippi, for approximately $1 million and recorded a gain of $0.9 million.

12.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

         Through December 31, 2000, the Company shared the executive offices and certain employees with FelCor, Inc., and DJONT, and each company paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel (other than Mr. Corcoran, whose compensation is borne solely by the Company), office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. Any such allocation of shared expenses to the Company is required to be approved by a majority of the Independent Directors. During 2000, 1999, and 1998, the Company paid approximately $7.5 million (approximately 89.4%), $5.7 million (approximately 89.5%), and $2.8 million (approximately 63%), respectively, of the allocable expenses under this arrangement.

         Included in the mortgage debt of the unconsolidated entities is a mortgage loan payable to the Company in the amount of $7.7 million and $7.8 million for 2000 and 1999, respectively. The note bears a fixed interest rate of 8% per annum with a 30 year amortization, matures on December 31, 2004, and is collateralized by a Mortgage and Assignment of Leases and Rents with respect to a hotel annex owned by an entity in which the Company has a 97% nonvoting interest.

13.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of hotels in 1998. During 1999 the Company purchased the land related to three hotels, which previously had been leased. These purchases were recorded under the purchase method of accounting. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):


                                                   1999            1998
                                                -----------    -----------
Assets acquired .............................   $    19,776    $ 2,427,027
Liabilities assumed .........................        (7,800)      (940,906)
Common Stock and Units issued ...............        (1,174)    (1,152,856)
Minority interest contribution ..............                       (6,989)
                                                -----------    -----------
         Net cash paid ......................   $    10,802    $   326,276
                                                ===========    ===========

         Approximately $34.0 million, $39.7 million, and $67.3 million of aggregate preferred stock dividends and common stock distributions had been declared as of December 31, 2000, 1999, and 1998, respectively. These amounts were paid in the following January of each year.

         In 1998, the Company entered into a joint venture, in which the Company contributed a hotel with a net book value of $53.9 million for a 60% equity interest in the venture. The Company has consolidated this venture in the financial statements and recorded increases of $34.4 million in investment in hotels and minority interest in other partnerships.

                        FELCOR LODGING TRUST INCORPORATED

14.  STOCK BASED COMPENSATION PLANS

         FelCor sponsors three restricted stock and stock option plans (the "FelCor Plans"). In addition, upon completion of the merger with Bristol Hotel Company (the "Merger"), FelCor assumed two stock option plans previously sponsored by Bristol Hotel Company (the "Bristol Plans"). FelCor was initially obligated to issue up to 1,271,103 shares of its common stock pursuant to the Bristol Plans. No additional options may be awarded under the Bristol Plans. The FelCor Plans and the Bristol Plans are referred to collectively as the "Plans".

         The Company applies APB Opinion 25 and related interpretations in accounting for the Plans. In 1995 the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to adopt the provisions of SFAS 123. However, pro forma disclosures, as if the Company adopted the cost recognition provisions of SFAS 123, are required by SFAS 123 and are presented below.

Stock Options

         FelCor is authorized to issue 2,950,000 shares of common stock under the FelCor Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All options have 10-year contractual terms and vest over five equal annual installments (20% per year), beginning in the year following the date of grant.

         The options outstanding under the Bristol Plans generally vest either in four equal annual installments (25% per year) beginning in the second year following the original date of award, in five equal annual installments (20% per year) beginning in the year following the original date of award, or on a single date that is three to five years following the original date of the award.

         A summary of the status of FelCor's non-qualified stock options under the Plans as of December 31, 2000, 1999, and 1998, and the changes during the years are presented below:


                                                       2000                       1999                      1998
                                            -------------------------   ------------------------   ------------------------
                                                            WEIGHTED                   WEIGHTED                   WEIGHTED
                                            # SHARES OF     AVERAGE     # SHARES OF    AVERAGE    # SHARES OF     AVERAGE
                                             UNDERLYING     EXERCISE    UNDERLYING     EXERCISE    UNDERLYING     EXERCISE
                                               OPTIONS       PRICES       OPTIONS       PRICES       OPTIONS       PRICES
                                            -----------    ----------   ----------    ----------   ----------    ----------
Outstanding at beginning of the year .....    2,496,773    $    22.32    2,540,466    $    22.53    1,670,500    $    29.96
Granted (a)(b) ...........................       69,000    $    19.50        9,750    $    22.13    2,445,813    $    20.54
Exercised ................................                                    (760)   $    10.33     (332,915)   $    11.67
Retired (c) ..............................     (349,443)   $    12.28
Forfeited (b)(c) .........................     (315,550)   $    26.75      (52,683)   $    32.41   (1,242,932)   $    31.51
                                             ----------                 ----------                 ----------
Outstanding at end of year ...............    1,900,780    $    23.33    2,496,773    $    22.32    2,540,466    $    22.53
                                             ==========                 ==========                 ==========
Exercisable at end of year ...............      804,066    $    24.64      906,675    $    24.58      796,499    $    24.64

         (a) 1998 grants include options covering 1,271,103 shares of Common Stock issuable as a result of the assumption of the Bristol Plans.

         (b) To enable FelCor to preserve its stock options as a meaningful element of compensation in 1998, existing option holders under the FelCor Plans employed by FelCor on a full-time basis were offered the opportunity to exchange their existing options (having exercise prices ranging from $26.44 to $38.56 per share) for a lesser number of new options having an equal value under the Black-Scholes option pricing model. Twenty-two employees accepted this offer in 1998, surrendering for cancellation existing options covering an aggregate of 1,151,500 shares of Common Stock at a

                        FELCOR LODGING TRUST INCORPORATED

14.  STOCK BASED COMPENSATION PLANS -- (CONTINUED)

         weighted average exercise price of $32.807 per share for new options covering an aggregate of 840,393 shares of Common Stock at an exercise price of $22.125 per share. The new options have the same expiration dates and vesting schedules as the options surrendered for cancellation; however, none of the new options were exercisable prior to January 1, 2000.

         (c) In the second quarter of 2000 the Company purchased options covering an aggregate of 349,443 shares of FelCor's common stock for approximately $1.9 million. These options were held by employees of Bristol and were issued in substitution for stock options previously granted by Bristol Hotel Company that were outstanding at the time of its merger with FelCor in 1998. These options so purchased and retired had exercise prices ranging from $10.33 to $16.95 per share and the majority of these options were scheduled to vest in the third quarter of 2000. The purchase price was recorded as a reduction in additional paid in capital.

                                        OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                         ----------------------------------------------------          -------------------------------
                            NUMBER          WGTD. AVG.                                   NUMBER
    RANGE OF             OUTSTANDING        REMAINING             WGTD AVG.            EXERCISABLE        WGTD. AVG.
 EXERCISE PRICES         AT 12/31/00           LIFE            EXERCISE PRICE          AT 12/31/00      EXERCISE PRICE
- ----------------         -----------    -------------------    --------------          -----------      --------------
$10.33 to $29.92           1,735,841             6.46              $22.21                 663,155            $22.36
$30.28 to $36.63             164,939             6.48              $35.09                 140,911            $35.38
- ----------------         -----------             ----              ------                --------            ------
$10.33 to $36.63           1,900,780             6.46              $23.33                 804,066            $24.64

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 11.28%; risk free interest rates are different for each grant and range from 4.65% to 6.58%; the expected lives of options are 6 years; and volatility of 18.22% for 2000 grants, 18.44% for 1999 grants, and 32.90% for grants issued in 1998. The weighted average fair value of options granted during 2000, 1999, and 1998 was $0.90, $1.07, and $3.35 per share, respectively.

Restricted Stock

         A summary of the status of the Company's restricted stock grants as of December 31, 2000, 1999, and 1998 and the changes during the years are presented below:


                                                     2000                           1999                       1998
                                             ---------------------        ------------------------   --------------------------
                                                         WEIGHTED                      WEIGHTED                     WEIGHTED
                                                          AVERAGE                       AVERAGE                      AVERAGE
                                                        FAIR MARKET                   FAIR MARKET                  FAIR MARKET
                                                           VALUE                         VALUE                        VALUE
                                             # SHARES     AT GRANT        # SHARES      AT GRANT       # SHARES      AT GRANT
                                             --------   -----------       ---------   ------------   ------------  ------------
Outstanding at beginning of the year .....    125,375   $      28.35        125,375   $      28.97        115,500  $      29.03
Granted:
   With 5-year pro rata vesting ..........    210,100   $      23.50                                        5,000  $      21.25
   Vest 100% at grant date ...............                                                                  4,875  $      35.63
Forfeited.................................
                                            ---------                    ----------                  ------------
Outstanding at end of year ...............    335,475   $      25.55        125,375   $      28.97        125,375  $      28.97
                                            =========                    ==========                  ============
Vested at end of year ....................    107,975   $      28.77         83,575   $      28.35         65,175  $      28.26

                        FELCOR LODGING TRUST INCORPORATED

14.  STOCK BASED COMPENSATION PLANS -- (CONTINUED)

Pro Forma Net Income and Net Income Per Common Share

         Had the compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS 123, the Company's net income and net income per common share for 2000, 1999, and 1998 would approximate the pro forma amounts below (in thousands, except per share data):


                                           DECEMBER 31, 2000             DECEMBER 31, 1999              DECEMBER 31, 1998
                                      ---------------------------   ---------------------------   ---------------------------
                                      AS REPORTED      PRO FORMA     AS REPORTED     PRO FORMA     AS REPORTED      PRO FORMA
SFAS 123 charge ...................                  $      1,636                  $      1,606                  $      1,799
APB 25 charge .....................   $      1,478                  $        652                  $        830
Net income applicable to
   common shareholders ............   $     37,017   $     36,859   $    106,345   $    105,391   $     93,416   $     92,446
Diluted net income applicable
   to common shareholders
   per common share ...............   $       0.67   $       0.66   $       1.57   $       1.56   $       1.86   $       1.84

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

15.  EMPLOYEE BENEFITS

         The Company offers a 401(k) plan, health insurance benefits and a deferred compensation plan to its employees. In 2000, the Company's matching contribution to the 401(k) plan was $412,271 and the cost of health insurance benefits were $349,000. The deferred compensation plan offered by the Company is available only to directors and employees making in excess of $100,000 annually. The Company makes no matching or other contributions to the deferred compensation plan other than the payment of its operating and administrative expenses.

                       FELCOR LODGING TRUST INCORPORATED

16.  SEGMENT INFORMATION

         The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at December 31, 2000, were DJONT and Bristol. Prior to July 28, 1998 (the date of the Merger), the Company had only one lessee, DJONT.

         The following tables present information about the reportable segments for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                                                 CORPORATE
                                                                                                     NOT
                                                                                    SEGMENT       ALLOCABLE     CONSOLIDATED
YEAR ENDED DECEMBER 31, 2000                            DJONT         BRISTOL         TOTAL       TO SEGMENTS       TOTAL
                                                     -----------    -----------    -----------    -----------   ------------
Statement of Operations Information:
Percentage lease revenue .........................   $   277,283    $   259,624    $   536,907                   $   536,907
Equity in income from unconsolidated
      entities ...................................   $    13,898    $       922    $    14,820                   $    14,820
Expenses:
     Depreciation ................................   $    83,974    $    76,479    $   160,453    $       292    $   160,745
     Reserve for assets held for sale ............   $     9,510    $    53,490    $    63,000                   $    63,000
     Interest expense ............................                                                $   158,620    $   158,620
Income (loss) before nonrecurring items ..........   $   156,512    $    75,559    $   232,071    $  (170,895)   $    61,176
Gain on sale of assets ...........................   $     3,105    $     1,283    $     4,388                   $     4,388
Income (loss) before extraordinary charge ........   $   159,617    $    76,842    $   236,459    $  (170,895)   $    65,564

Funds From Operations:
Income (loss) before extraordinary charge ........   $   159,617    $    76,842    $   236,459    $  (170,895)   $    65,564
Series B preferred dividends .....................                                                    (12,937)       (12,937)
Reserve for hotels held for sale .................         9,510         53,490         63,000                        63,000
Gain on sale of hotels ...........................        (2,461)          (134)        (2,595)                       (2,595)
Depreciation .....................................        83,974         76,479        160,453            292        160,745
Depreciation from unconsolidated entities ........         9,426            741         10,167                        10,167
Minority interest in Operating Partnership .......                                                      4,692          4,692
                                                     -----------    -----------    -----------    -----------    -----------
Funds from operations ............................   $   260,066    $   207,418    $   467,484    $  (178,848)   $   288,636
                                                     ===========    ===========    ===========    ===========    ===========
Weighted average common shares and
   units outstanding (a) .........................                                                                    67,239

Other Information:
        Investment in unconsolidated entities ....   $   112,654    $    15,939    $   128,593                   $   128,593
        Total assets .............................   $ 1,860,847    $ 2,179,321    $ 4,040,168    $    63,435    $ 4,103,603
        Capital expenditures .....................   $    34,865    $    60,370    $    95,235                   $    95,235

                        FELCOR LODGING TRUST INCORPORATED

16.  SEGMENT INFORMATION -- (CONTINUED)


                                                                                              CORPORATE
                                                                                                 NOT
                                                                                SEGMENT       ALLOCABLE    CONSOLIDATED
YEAR ENDED DECEMBER 31, 1999                        DJONT         BRISTOL        TOTAL       TO SEGMENTS      TOTAL
- ----------------------------                     -----------    -----------   -----------    -----------   ------------
Statement of Operations Information:
Percentage lease revenue .....................   $   256,128    $   234,765    $   490,893                 $   490,893
Equity in income from unconsolidated
      entities ...............................   $     7,725    $       759    $     8,484                 $     8,484
Expenses:
     Depreciation ............................   $    80,969    $    71,748    $   152,717   $       231   $   152,948
     Interest expense ........................                                               $   125,435   $   125,435
Income (loss) before nonrecurring items ......   $   147,868    $   118,949    $   266,817   $  (134,860)  $   131,957
Gain on sale of hotels .......................                                               $       236   $       236
Income (loss) before extraordinary charge ....   $   147,868    $   118,949    $   266,817   $  (134,624)  $   132,193

Funds From Operations:
Income (loss) before extraordinary charge ....   $   147,868    $   118,949    $   266,817   $  (134,624)  $   132,193
Series B preferred dividends .................                                                   (12,937)      (12,937)
Depreciation .................................        80,969         71,748        152,717           231       152,948
Depreciation from unconsolidated entities ....         9,248            747          9,995                       9,995
Minority interest in Operating Partnership ...                                                     4,696         4,696
                                                 -----------    -----------   -----------    -----------   -----------
Funds from operations ........................   $   238,085    $   191,444   $   429,529    $  (142,634)  $   286,895
                                                 ===========    ===========   ===========    ===========   ===========
Weighted average common shares and
   units outstanding (a) .....................                                                                  75,251

Other Information:
        Investment in unconsolidated entities    $   120,556    $    16,162    $   136,718                  $  136,718
        Total assets .........................   $ 1,940,247    $ 2,243,916    $ 4,184,163   $    68,555    $4,252,718
        Capital expenditures .................   $    51,587    $   170,733    $   222,320                  $  222,320

                        FELCOR LODGING TRUST INCORPORATED

16.  SEGMENT INFORMATION -- (CONTINUED)


                                                                                                    CORPORATE
                                                                                                       NOT
                                                                                       SEGMENT       ALLOCABLE      CONSOLIDATED
YEAR ENDED DECEMBER 31, 1998                            DJONT           BRISTOL         TOTAL        TO SEGMENTS       TOTAL
- ----------------------------                         ------------    ------------    ------------   ------------    ------------
Statement of Operations Information:
Percentage lease revenue .........................   $    237,555    $     90,480    $    328,035                   $    328,035
Equity in income from unconsolidated
      entities ...................................   $      6,744    $        273    $      7,017                   $      7,017
Expenses:
      Depreciation ...............................   $     71,055    $     19,619    $     90,674   $        161    $     90,835
      Interest expense ...........................                                                  $     73,182    $     73,182
Income before nonrecurring item ..................   $    143,736    $     54,233    $    197,969   $    (80,532)   $    117,437
Gain on sale of hotels ...........................                                                  $        477    $        477
Income (loss) before extraordinary charge ........   $    143,736    $     54,233    $    197,969   $    (80,055)   $    117,914

Funds From Operations:
Income (loss) before extraordinary charge ........   $    143,736    $     54,233    $    197,969   $    (80,055)   $    117,914
Series B preferred dividends .....................                                                        (8,373)         (8,373)
Depreciation .....................................         71,055          19,619          90,674            161          90,835
Depreciation from unconsolidated entities ........         10,254             233          10,487                         10,487
Minority interest in Operating Partnership .......                                                         6,500           6,500
                                                     ------------    ------------    ------------   ------------    ------------
Funds from operations ............................   $    225,045    $     74,085    $    299,130   $    (81,767)   $    217,363
                                                     ============    ============    ============   ============    ============
Weighted average common shares and
   units outstanding (a) .........................                                                                        58,013

Other Information:
        Investment in unconsolidated entities ....   $    123,507    $     16,792    $    140,299                   $    140,299
        Total assets .............................   $  2,022,975    $  2,093,328    $  4,116,303   $     59,080    $  4,175,383
        Capital expenditures .....................   $     65,264    $     65,839    $    131,103                   $    131,103

         (a) Weighted average common shares and units outstanding are computed including dilutive options and unvested stock grants, and assuming conversion of Series A preferred stock to common stock.

         The following table sets forth Percentage Lease revenue and investment in hotel assets represented by the following geographical areas as of and for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                         PERCENTAGE LEASE REVENUE                             INVESTMENT IN HOTEL ASSETS
                                         ------------------------                             --------------------------
                                 2000               1999             1998              2000             1999             1998
                               --------          ---------        ---------        -----------       -----------     -----------
California...............      $118,857          $  97,283        $  63,733        $   681,714       $   698,942     $   642,965
Texas....................        97,157             94,782           52,220            862,199           891,626         854,558
Florida..................        66,014             61,516           45,719            530,933           542,298         519,280
Georgia..................        40,183             39,247           23,691            316,267           355,519         349,429
Other States.............       200,836            186,248          138,437          1,752,303         1,802,220       1,705,220
Canada...................        13,860             11,817            5,123             79,960            75,294          62,202
                               --------          ---------        ---------        -----------       -----------     -----------
         Total...........      $536,907          $ 490,893        $ 328,923        $ 4,223,376       $ 4,365,899     $ 4,133,654
                               ========          =========        =========        ===========       ===========     ===========

                        FELCOR LODGING TRUST INCORPORATED

17.  PRO FORMA INFORMATION (UNAUDITED)

         The following unaudited Pro Forma Statements of Operations for the years ended December 31, 2000 and 1999 are presented as if the acquisition of DJONT and acquisition of the Bristol leases occurred on January 1, 1999.

         The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results operations of the Company would have been assuming such transactions had been completed at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

                                                                           2000            1999
                                                                      -------------    -------------
                                                                               (IN THOUSANDS,
                                                                           EXCEPT PER SHARE DATA)
Revenues:
      Hotel operating revenue:
        Room and suite revenue ....................................   $   1,309,301    $   1,208,954
        Food and beverage revenue .................................         261,551          228,271
        Other operating departments ...............................          93,616           98,642
      Other revenue ...............................................           4,965            4,624
                                                                      -------------    -------------
        Total revenues ............................................       1,669,433        1,540,491
                                                                      -------------    -------------

Expenses:
      Hotel operating expenses ....................................         539,665          519,333
      Undistributed operating expenses:
        Property operating costs ..................................         676,507          592,507
        General and administrative ................................          13,329           10,112
        Reserve for assets held for sale ..........................          63,000
        Depreciation ..............................................         161,836          153,498
            Total operating expenses ..............................       1,454,337        1,275,450
                                                                      -------------    -------------
Operating income ..................................................         215,096          265,041
      Interest expense ............................................        (166,191)        (133,305)
      Equity in income from unconsolidated entities ...............          11,551            8,534
      Minority interest ...........................................          (7,419)          (8,052)
                                                                      -------------    -------------
Income before nonrecurring items ..................................          53,037          132,218
      Gain on sale of assets ......................................           4,388              236
      Extraordinary charge ........................................          (3,865)          (1,113)
                                                                      -------------    -------------
Net income ........................................................          53,560          131,341
Preferred dividends ...............................................         (24,682)         (24,735)
                                                                      -------------    -------------
Net income applicable to common shareholders ......................   $      28,878    $     106,606
                                                                      =============    =============

Diluted Earnings per share:
        Net income (loss) applicable to common shareholders .......   $        0.52    $        1.57
                                                                      =============    =============
        Weighted average shares outstanding .......................          55,933           67,995

                        FELCOR LODGING TRUST INCORPORATED

18.  RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         Effective January 1, 2001, the Company will adopt SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133" or the "Statement"). SFAS 133 will be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

         SFAS 133 requires that the Company record derivatives on the balance sheet as an asset or liability at fair value. The Statement also requires that the Company record derivatives that are not hedges at fair value through earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the Company to offset a derivative instrument's gains and losses against related results on the hedged item in the income statement, to the extent effective, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         The Company's interest rate swap contracts outstanding as of January 1, 2001, have been designated as cash flow hedges.

      Cash flow hedges

         The Company has entered into six interest rate swap agreements, with a total notional amount of $250 million. Three of these agreements, at the option of the variable rate payer, may be terminated in July 2001 or otherwise terminate in July 2003 along with the other three agreements. Under these arrangements, the Company receives the one month LIBOR rate and pays a fixed rate of 5.548% to 5.826%. Prior to adoption of FAS 133, the Company treated these swaps as hedges and accounted for them as such. The Company has not recorded any amounts on the Consolidated Balance Sheet as of December 31, 2000 in connection with these instruments and the net effect of the hedges was to record interest expense at the fixed rate of 7.548% to 7.826% on $250 million of variable rated debt. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with the interest on its Line of Credit facility through July 2003. Upon adoption, the Company will record the fair value of these swaps as an asset on its balance sheet valued at $248,000, with a corresponding credit to other comprehensive income. The Company will record subsequent changes in fair value of the swaps through other comprehensive income, except for changes related to ineffectiveness, during the period these instruments are designated as hedges.

         The Company has no other derivative instruments, including embedded derivatives under SFAS 133.

                        FELCOR LODGING TRUST INCORPORATED

19.  QUARTERLY OPERATING RESULTS (UNAUDITED)

         The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2000 and 1999, follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareholders' equity and cash flows for a period of several years.


                                                                         FIRST        SECOND        THIRD       FOURTH
                          2000                                          QUARTER       QUARTER      QUARTER      QUARTER
                          ----                                         ----------   ----------    ----------   ----------
Total revenues .....................................................   $  126,805   $  137,865    $  140,476   $  151,546
                                                                       ----------   ----------    ----------   ----------
Reserve for hotels held for sale ...................................                $   63,000
Income (loss) before nonrecurring items ............................   $   18,927   $  (29,775)   $   30,853   $   41,171
Extraordinary charge from write off of deferred financing fee ......   $    3,865
Net income (loss) applicable to common shareholders ................   $   12,743   $  (35,074)   $   24,211   $   35,137
Diluted per common share data:
     Net income (loss) applicable to common shareholders ...........   $     0.21   $    (0.64)   $     0.44   $     0.66
     Weighted average common shares outstanding ....................       59,377       54,945        54,579       53,202


                                                                         FIRST       SECOND         THIRD        FOURTH
                          1999                                          QUARTER      QUARTER       QUARTER       QUARTER
                          ----                                         ----------   ----------    ----------   ----------
Total revenues .....................................................   $  126,917   $  135,187    $  124,082   $  117,815
Income before nonrecurring items ...................................   $   36,747   $   41,935    $   30,021   $   23,254
Extraordinary charge from write off of deferred financing fee ......                $    1,113
Net income applicable to common shareholders .......................   $   30,563   $   34,638    $   23,837   $   17,306
Diluted per common share data:
     Net income applicable to common shareholders ..................   $     0.45   $     0.51    $     0.35   $     0.26
     Weighted average common shares outstanding ....................       68,344       68,351        68,221       65,543

20.  SUBSEQUENT EVENTS

         Effective January 1, 2001, subject to the receipt of certain lender consents, the Company acquired and contributed to a newly formed taxable REIT subsidiary, all of the equity interests in DJONT. In consideration for the acquisition of DJONT, the Company issued an aggregate of 416,667 units of limited partnership interest valued at approximately $10 million, which, together with DJONT's accumulated shareholders' deficit of $24.5 million, will be expensed in the first quarter of 2001 as a lease termination cost.

         Effective January 1, 2001, the Company completed the acquisition of 12 of the Bristol leases. In consideration for the acquisition of such leases, the Company issued to Bass 413,585 shares of FelCor common stock valued at approximately $10 million. In March 2001, the Company entered into an agreement with Bass to acquire the remaining 88 leases effective July 1, 2001. In consideration for the acquisition of such leases, the Company will enter into long term management agreements with Bass with regard to these hotels and issue to Bass 100 shares of FelCor common stock. A portion of the management fees with respect to the 88 hotels managed by Bass under long term management agreements will be considered to be lease termination costs and the Company will record a lease termination expense of approximately $125 million in the third quarter of 2001. At that time, the Company will record a corresponding liability of approximately $125 million, that will be amortized over the term of the applicable management agreements.

                        FELCOR LODGING TRUST INCORPORATED

20.  SUBSEQUENT EVENTS -- (CONTINUED)

         On January 11, 2001, FelCor completed the private placement of an additional $100 million in 9 1/2% senior unsecured notes that mature in September, 2008. These notes were issued at a premium to yield an effective rate of 9 1/8%. The proceeds were used initially to pay down the Company's Line of Credit.

         In March 2001, the Company contributed eight of the hotels held for sale to an entity in which the Company holds a 50% equity interest and a subsidiary of IHC holds the other 50% equity interest. The Company contributed assets with a book value of approximately $77 million. Another subsidiary of IHC manages each of these hotels.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of FelCor Lodging Trust Incorporated:


Our audits of the consolidated financial statements referred to in our report dated February 5, 2001 except for footnotes 1 and 20 as to which the date is March 28, 2001, appearing on page F-2 of the Annual Report on Form 10-K of FelCor Lodging Trust Incorporated (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Dallas, Texas
February 5, 2001

                       FELCOR LODGING TRUST INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)




                                                                                                    COST CAPITALIZED SUBSEQUENT
                                                                       INITIAL COST                         TO ACQUISITION
                                                              ---------------------------------   ---------------------------------
                                                                        BUILDINGS     FURNITURE           BUILDINGS       FURNITURE
                                                                           AND           AND                AND             AND
DESCRIPTION OF PROPERTY                     ENCUMBRANCES      LAND     IMPROVEMENTS    FIXTURES   LAND   IMPROVEMENTS      FIXTURES
- -----------------------                     ------------     ------    ------------   ---------  ------  ------------     ---------
Birmingham, AL (1)                            $ 12,298       $2,843       $29,286        $ 160               $ 653        $ 4,132
Montgomery E. (I-85), AL (2)                                    836         7,272          251               2,669          1,038
Texarkana (I-30), AR (2)                                                    5,245          162               1,438            521
Flagstaff, AZ (1)                                               900         6,825          268               1,605          1,329
Phoenix (Airport - 44th St.), AZ (1)                          2,969        25,828          891               1,357          2,598
Phoenix (Camelback), AZ (1)                                                38,998          612    4,695        935          5,782
Phoenix (Crescent), AZ (3)                      26,820        3,608        29,583        2,886                 166          1,159
Tempe (ASU), AZ (1)                             12,183        3,951        34,371        1,185                 915          2,768
Anaheim (Disney(R)Area), CA (1)                 11,302        2,548        14,832          607                 546          3,836
Burlingame (San Francisco A/P So.), CA (1)                                 39,929          818                 200          4,426
Dana Point, CA (5)                                            1,787        15,545          536                 644          2,907
El Segundo (LAX Airport South), CA (1)                        2,660        17,997          798                 557          6,392
Irvine (Orange County Airport), CA (6)                        4,981        43,338        1,494               1,745            744
Milpitas, CA (1)                                21,180        4,021        23,677          562               1,041          4,713
Milpitas (San Jose N.), CA (6)                                4,153        36,130        1,246               5,810          1,964
Napa, CA (1)                                    11,127        3,287        14,205          494                 997          3,594
Oxnard (Mandalay Beach), CA (1)                               2,930        22,124          879               1,174          5,871
Palm Desert, CA (1)                              8,709        2,368        20,598          710               1,607          2,855
Pleasanton, CA (6)                                            3,169        27,569          951                 159            295
San Diego (On the Bay), CA (2)                                             68,633        2,123                 282          1,052
San Francisco (Financial District), CA (2)                                 21,679          670               1,426          2,014
San Francisco (Fisherman's Wharf), CA (2)                                  62,203        1,924                 749            756
San Francisco (Union Square), CA (6)                          8,514        74,075        2,554               3,513          1,390
Santa Barbara, CA (2)                            5,535        1,692        14,723          508                 103            292
So. San Francisco (SF Airport No.), CA (1)      26,118        3,418        31,737          527                 827          5,017
Aurora (Denver Southeast), CO (7)                             2,432        21,158          730                 439          2,112
Avon (Beaver Creek Resort), CO (8)                            1,134         9,864          340      (16)        79          1,125
Hartford Downtown, CT (6)                                     2,327        20,243          698               5,981          3,221
Stamford, CT (9)                                                           37,356        1,155               1,548            999
Wilmington, DE (7)                                            1,379        12,487          431               9,486          3,582
Boca Raton, FL (1)                                            1,868        16,253          560                  90          4,006
Cocoa Beach (Oceanfront Resort), FL (2)                       2,304        20,046          691               9,350          3,808
Deerfield Beach, FL (1)                         15,265        4,522        29,443          917       69        989          5,016
Ft. Lauderdale, FL (1)                          16,300        5,329        47,850          903     (163)     1,457          5,771
Ft. Lauderdale (Cypress Creek), FL (11)         12,913        3,009        26,177          903                 972          2,681
Jacksonville, FL (1)                                          1,130         9,608          456               4,877          2,330
Kissimmee (Nikki Bird Resort), FL (2)                                      31,652          979               6,261          2,238
Lake Buena Vista (Disney World(R)), FL (5)                    2,896        25,196          869                 245          2,944
Miami (Airport), FL (6)                                                    26,146          809                 993          1,429
Miami (Airport), FL (1)                         13,177        4,135        24,950        1,171                 315          6,289
Orlando (Airport), FL (9)                                     2,564        22,310          769               1,675            428
Orlando (Int'l Drive Resort), FL (2)                          5,142        44,735        1,543               4,593          1,948
Orlando (North), FL (1)                                       1,673        14,218          684               5,072          2,711
Orlando (South), FL (1)                         25,437        1,632        13,870          799                 375          2,349
Tampa (Near Busch Gardens), FL (2)                                          9,534          295              11,176          2,200
Tampa Rocky Point, FL (5)                                     2,142        18,639          643               1,121          2,473
Atlanta (Airport), GA (6)                                                  40,943        1,266                 132            623
Atlanta (Airport), GA (1)                                                  22,342          770    2,568      1,149          1,568
Atlanta (Airport Gateway), GA (3)                             5,113        22,857        2,105                 201          3,988
Atlanta (Airport North), GA (2)                 17,255                     34,531        1,068                 265            739
Atlanta Buckhead, GA (1)                        38,031        7,303        38,996        2,437                 670          2,557

                                                      GROSS AMOUNTS AT WHICH              ACCUMULATED       NET BOOK
                                                    CARRIED AT CLOSE OF PERIOD            DEPRECIATION        VALUE
                                           --------------------------------------------   BUILDINGS AND   BUILDINGS AND
                                                     BUILDINGS      FURNITURE             IMPROVEMENTS;   IMPROVEMENTS;
                                                       AND           AND                  FURNITURE &     FURNITURE &
DESCRIPTION OF PROPERTY                     LAND    IMPROVEMENTS    FIXTURES      TOTAL      FIXTURES       FIXTURES
- -----------------------                    -------  ------------    ---------     -----   -------------   -------------
Birmingham, AL (1)                         $ 2,843      $29,939      $ 4,292    $ 37,074     $ 6,685         $30,389
Montgomery E. (I-85), AL (2)                   836        9,941        1,289      12,066       1,056          11,010
Texarkana (I-30), AR (2)                                  6,683          683       7,366         620           6,746
Flagstaff, AZ (1)                              900        8,430        1,597      10,927       2,558           8,369
Phoenix (Airport - 44th St.), AZ (1)         2,969       27,185        3,489      33,643       2,447          31,196
Phoenix (Camelback), AZ (1)                  4,695       39,933        6,394      51,022       9,725          41,297
Phoenix (Crescent), AZ (3)                   3,608       29,749        4,045      37,402       4,996          32,406
Tempe (ASU), AZ (1)                          3,951       35,286        3,953      43,190       3,513          39,677
Anaheim (Disney(R)Area), CA (1)              2,548       15,378        4,443      22,369       5,600          16,769
Burlingame (San Francisco A/P So.), CA (1)               40,129        5,244      45,373       8,919          36,454
Dana Point, CA (5)                           1,787       16,189        3,443      21,419       3,488          17,931
El Segundo (LAX Airport South), CA (1)       2,660       18,554        7,190      28,404       7,872          20,532
Irvine (Orange County Airport), CA (6)       4,981       45,083        2,238      52,302       3,547          48,755
Milpitas, CA (1)                             4,021       24,718        5,275      34,014       6,984          27,030
Milpitas (San Jose N.), CA (6)               4,153       41,940        3,210      49,303       3,324          45,979
Napa, CA (1)                                 3,287       15,202        4,088      22,577       4,553          18,024
Oxnard (Mandalay Beach), CA (1)              2,930       23,298        6,750      32,978       7,303          25,675
Palm Desert, CA (1)                          2,368       22,205        3,565      28,138       2,697          25,441
Pleasanton, CA (6)                           3,169       27,728        1,246      32,143       2,143          30,000
San Diego (On the Bay), CA (2)                           68,915        3,175      72,090       5,167          66,923
San Francisco (Financial District), CA (2)               23,105        2,684      25,789       2,106          23,683
San Francisco (Fisherman's Wharf), CA (2)                62,952        2,680      65,632       4,722          60,910
San Francisco (Union Square), CA (6)         8,514       77,588        3,944      90,046       6,077          83,969
Santa Barbara, CA (2)                        1,692       14,826          800      17,318       1,187          16,131
So. San Francisco (SF Airport No.), CA (1)   3,418       32,564        5,544      41,526       8,121          33,405
Aurora (Denver Southeast), CO (7)            2,432       21,597        2,842      26,871       2,653          24,218
Avon (Beaver Creek Resort), CO (8)           1,118        9,943        1,465      12,526       2,449          10,077
Hartford Downtown, CT (6)                    2,327       26,224        3,919      32,470       2,905          29,565
Stamford, CT (9)                                         38,904        2,154      41,058       3,049          38,009
Wilmington, DE (7)                           1,379       21,973        4,013      27,365       1,828          25,537
Boca Raton, FL (1)                           1,868       16,343        4,566      22,777       5,217          17,560
Cocoa Beach (Oceanfront Resort), FL (2)      2,304       29,396        4,499      36,199       2,998          33,201
Deerfield Beach, FL (1)                      4,591       30,432        5,933      40,956       8,003          32,953
Ft. Lauderdale, FL (1)                       5,166       49,307        6,674      61,147      11,072          50,075
Ft. Lauderdale (Cypress Creek), FL (11)      3,009       27,149        3,584      33,742       2,609          31,133
Jacksonville, FL (1)                         1,130       14,485        2,786      18,401       3,777          14,624
Kissimmee (Nikki Bird Resort), FL (2)                    37,913        3,217      41,130       3,373          37,757
Lake Buena Vista (Disney World(R)), FL (5)   2,896       25,441        3,813      32,150       3,765          28,385
Miami (Airport), FL (6)                                  27,139        2,238      29,377       2,489          26,888
Miami (Airport), FL (1)                      4,135       25,265        7,460      36,860       8,560          28,300
Orlando (Airport), FL (9)                    2,564       23,985        1,197      27,746       1,760          25,986
Orlando (Int'l Drive Resort), FL (2)         5,142       49,328        3,491      57,961       3,660          54,301
Orlando (North), FL (1)                      1,673       19,290        3,395      24,358       5,063          19,295
Orlando (South), FL (1)                      1,632       14,245        3,148      19,025       4,685          14,340
Tampa (Near Busch Gardens), FL (2)                       20,710        2,495      23,205       2,119          21,086
Tampa Rocky Point, FL (5)                    2,142       19,760        3,116      25,018       2,842          22,176
Atlanta (Airport), GA (6)                                41,075        1,889      42,964       3,151          39,813
Atlanta (Airport), GA (1)                    2,568       23,491        2,338      28,397       2,018          26,379
Atlanta (Airport Gateway), GA (3)            5,113       23,058        6,093      34,264       5,007          29,257
Atlanta (Airport North), GA (2)                          34,796        1,807      36,603       2,612          33,991
Atlanta Buckhead, GA (1)                     7,303       39,666        4,994      51,963       6,989          44,974


                                                                        LIFE UPON
                                                                          WHICH
                                                                       DEPRECIATION
                                              DATE OF        DATE      IN STATEMENT
DESCRIPTION OF PROPERTY                    CONSTRUCTION   ACQUIRED     IS COMPUTED
- -----------------------                    ------------   ---------    ------------
Birmingham, AL (1)                             1987       01-03-96     5 - 40 Yrs
Montgomery E. (I-85), AL (2)                   1964       07-28-98     5 - 40 Yrs
Texarkana (I-30), AR (2)                       1970       07-28-98     5 - 40 Yrs
Flagstaff, AZ (1)                              1988       02-16-95     5 - 40 Yrs
Phoenix (Airport - 44th St.), AZ (1)           1981       05-04-98     5 - 40 Yrs
Phoenix (Camelback), AZ (1)                    1985       01-03-96     5 - 40 Yrs
Phoenix (Crescent), AZ (3)                     1986       06-30-97     5 - 40 Yrs
Tempe (ASU), AZ (1)                            1986       05-04-98     5 - 40 Yrs
Anaheim (Disney(R)Area), CA (1)                1987       01-03-96     5 - 40 Yrs
Burlingame (San Francisco A/P So.), CA (1)     1986       11-06-95     5 - 40 Yrs
Dana Point, CA (5)                             1992       02-21-97     5 - 40 Yrs
El Segundo (LAX Airport South), CA (1)         1985       03-27-96     5 - 40 Yrs
Irvine (Orange County Airport), CA (6)         1986       07-28-98     5 - 40 Yrs
Milpitas, CA (1)                               1987       01-03-96     5 - 40 Yrs
Milpitas (San Jose N.), CA (6)                 1987       07-28-98     5 - 40 Yrs
Napa, CA (1)                                   1985       05-08-96     5 - 40 Yrs
Oxnard (Mandalay Beach), CA (1)                1986       05-08-96     5 - 40 Yrs
Palm Desert, CA (1)                            1984       05-04-98     5 - 40 Yrs
Pleasanton, CA (6)                             1986       07-28-98     5 - 40 Yrs
San Diego (On the Bay), CA (2)                 1965       07-28-98     5 - 40 Yrs
San Francisco (Financial District), CA (2)     1970       07-28-98     5 - 40 Yrs
San Francisco (Fisherman's Wharf), CA (2)      1970       07-28-98     5 - 40 Yrs
San Francisco (Union Square), CA (6)           1970       07-28-98     5 - 40 Yrs
Santa Barbara, CA (2)                          1969       07-28-98     5 - 40 Yrs
So. San Francisco (SF Airport No.), CA (1)     1988       01-03-96     5 - 40 Yrs
Aurora (Denver Southeast), CO (7)              1989       03-15-98     5 - 40 Yrs
Avon (Beaver Creek Resort), CO (8)             1989       02-20-96     5 - 40 Yrs
Hartford Downtown, CT (6)                      1973       07-28-98     5 - 40 Yrs
Stamford, CT (9)                               1984       07-28-98     5 - 40 Yrs
Wilmington, DE (7)                             1972       03-20-98     5 - 40 Yrs
Boca Raton, FL (1)                             1989       02-28-96     5 - 40 Yrs
Cocoa Beach (Oceanfront Resort), FL (2)        1960       07-28-98     5 - 40 Yrs
Deerfield Beach, FL (1)                        1987       01-03-96     5 - 40 Yrs
Ft. Lauderdale, FL (1)                         1986       01-03-96     5 - 40 Yrs
Ft. Lauderdale (Cypress Creek), FL (11)        1986       05-04-98     5 - 40 Yrs
Jacksonville, FL (1)                           1986       07-28-94     5 - 40 Yrs
Kissimmee (Nikki Bird Resort), FL (2)          1974       07-28-98     5 - 40 Yrs
Lake Buena Vista (Disney World(R)), FL (5)     1987       07-28-97     5 - 40 Yrs
Miami (Airport), FL (6)                        1987       01-03-96     5 - 40 Yrs
Miami (Airport), FL (1)                        1983       07-28-98     5 - 40 Yrs
Orlando (Airport), FL (9)                      1984       07-28-98     5 - 40 Yrs
Orlando (Int'l Drive Resort), FL (2)           1972       07-28-98     5 - 40 Yrs
Orlando (North), FL (1)                        1985       07-28-94     5 - 40 Yrs
Orlando (South), FL (1)                        1985       07-28-94     5 - 40 Yrs
Tampa (Near Busch Gardens), FL (2)             1966       07-28-98     5 - 40 Yrs
Tampa Rocky Point, FL (5)                      1986       07-28-97     5 - 40 Yrs
Atlanta (Airport), GA (6)                      1975       07-28-98     5 - 40 Yrs
Atlanta (Airport), GA (1)                      1989       05-04-98     5 - 40 Yrs
Atlanta (Airport Gateway), GA (3)              1986       06-30-97     5 - 40 Yrs
Atlanta (Airport North), GA (2)                1967       07-28-98     5 - 40 Yrs
Atlanta Buckhead, GA (1)                       1988       10-17-96     5 - 40 Yrs

                        FELCOR LODGING TRUST INCORPORATED

                                                                                                    COST CAPITALIZED SUBSEQUENT
                                                                       INITIAL COST                         TO ACQUISITION
                                                              ---------------------------------   ------------------------------
                                                                        BUILDINGS     FURNITURE           BUILDINGS    FURNITURE
                                                                          AND           AND                  AND          AND
DESCRIPTION OF PROPERTY                    ENCUMBRANCES      LAND     IMPROVEMENTS    FIXTURES   LAND   IMPROVEMENTS   FIXTURES
- -----------------------                    ------------     ------    ------------   ---------  ------  ------------   --------
Atlanta (Galleria), GA (11)                     17,880        5,052       28,507        2,526                  477          626
Atlanta (Jonesboro South), GA (2)                2,869          864        7,515          259                  137          507
Atlanta Perimeter, GA (9)                       10,708                    20,556          636                  188          502
Atlanta Powers Ferry, GA (6)                    10,444        3,410       29,672        1,023                  555          550
Brunswick, GA (1)                                               705        6,067          247                   28        1,067
Columbus (Airport North), GA (2)                                           7,026          217                1,965          856
Chicago (Allerton), IL (6)                                    3,343       29,086        1,003               54,918        7,758
Chicago (O'Hare), IL (3)                        24,833        8,178       37,043        2,887                  337        1,334
Deerfield, IL (1)                               16,480        2,305       20,054          692                  531        1,570
Lexington, KY (14)                                            1,955       13,604          587                  155        1,992
Lexington, KY (11)                               6,953                    21,644          746    2,488         396          669
Baton Rouge, LA (1)                              7,906        2,350       19,092          525        1         618        4,090
New Orleans (French Quarter), LA (2)            24,147        5,263       45,793        1,579                  272          621
New Orleans, LA (1)                             32,463        2,570       22,300          895                4,806        3,261
Boston (Government Center), MA (9)                                        45,452        1,406                4,495        1,105
Boston (Marlborough), MA (1)                    20,383          948        8,143          325      761      12,994        5,154
Baltimore (BWI), MD (1)                                       2,568       22,433          770       (2)      1,272        2,279
Troy, MI (1)                                                  2,968       25,905          909                1,212        2,013
Bloomington, MN (1)                                           2,038       17,731          611                  529        3,285
Minneapolis (Airport), MN (1)                   15,617        5,417       36,508          602                  249        3,307
Minneapolis (Downtown), MN (1)                                  818       16,820          505                  227        3,519
St. Paul, MN (1)                                              1,156       17,315          849                   90        3,455
Kansas City (Northeast), MO (2)                                 973        8,461          292                   12        2,602
St. Louis (Downtown), MO (1)                                  3,179       27,659          954                1,274        2,332
St. Louis (Westport), MO (2)                                  2,767       24,072          830                  192          448
Jackson (Downtown), MS (6)                       5,036        2,226       19,370          668                  116          329
Jackson (North), MS (15)                         5,438        1,643       14,296          493                  221          394
Olive Branch (Whispering Woods
   Conference Center), MS (8)                                 1,247       12,155          419     (158)      1,564        1,496
Raleigh/Durham, NC (5)                                        2,124       18,476          637                   99        1,890
Omaha (Central), NE (5)                                       1,877       16,328          563                  215        1,796
Omaha (Central), NE (12)                                        518        4,504          155                  816          484
Omaha (I-80), NE (2)                             6,154        1,795       15,614          538                2,289        1,853
Omaha (Old Mill Northwest), NE (6)                              979        8,519          294                4,669        2,459
Omaha (Southwest), NE (12)                                      464        4,036          139                  613          263
Omaha, (Southwest) NE (13)                                      923        8,029          277                  864          392
Omaha (Southwest), NE (15)                                      373        3,245          112                   12          118
Piscataway, NJ (1)                              20,609        1,755       17,563          527                  843        2,924
Secaucus (Meadowlands), NJ (6)                                2,356       20,497          707                4,254        5,981
Albuquerque (Mountain View), NM (2)                           1,322       11,505          397                  120          547
Syracuse, NY (1)                                              1,483       13,756        1,330                  274          417
Cleveland, OH (1)                                             1,755       15,329          527                1,852        2,436
Columbus, OH (5)                                              1,918       16,691          576                  760        1,077
Dayton, OH (5)                                   6,707        1,140       11,223          342      149      1,109          391
Tulsa, OK (1)                                                   525        7,344        3,117                  636        2,591
Philadelphia (Center City), PA (6)                            5,793       50,395        1,738                2,470        1,349
Philadelphia (Independence Mall), PA (2)        14,000        3,184       27,704          955                5,861        2,154
Philadelphia (Society Hill), PA (3)             33,773        4,542       45,121        1,536                1,056        2,872
Pittsburgh, PA (9)                              15,500                    25,170          773                1,692        1,913
Charleston (Mills House), SC (2)                              3,270       28,446          981                  347        2,376
Greenville (Roper), SC (6)                                    1,551       13,492          465                  670          782
Myrtle Beach (Kingston Plantation), SC (1)                    2,940       24,988        1,470                1,557        4,913


                                                      GROSS AMOUNTS AT WHICH              ACCUMULATED       NET BOOK
                                                    CARRIED AT CLOSE OF PERIOD            DEPRECIATION       VALUE
                                           --------------------------------------------   BUILDINGS AND   BUILDINGS AND
                                                    BUILDINGS      FURNITURE              IMPROVEMENTS;   IMPROVEMENTS;
                                                       AND            AND                 FURNITURE &      FURNITURE &
DESCRIPTION OF PROPERTY                    LAND    IMPROVEMENTS    FIXTURES      TOTAL      FIXTURES        FIXTURES
- -----------------------                   -------  ------------    ---------     -----   -------------   -------------
Atlanta (Galleria), GA (11)                 5,052      28,984        3,152      37,188       4,433          32,755
Atlanta (Jonesboro South), GA (2)             864       7,652          766       9,282         648           8,634
Atlanta Perimeter, GA (9)                              20,744        1,138      21,882       1,641          20,241
Atlanta Powers Ferry, GA (6)                3,410      30,227        1,573      35,210       2,365          32,845
Brunswick, GA (1)                             705       6,095        1,314       8,114       1,692           6,422
Columbus (Airport North), GA (2)                        8,991        1,073      10,064         931           9,133
Chicago (Allerton), IL (6)                  3,343      84,004        8,761      96,108       5,351          90,757
Chicago (O'Hare), IL (3)                    8,178      37,380        4,221      49,779       5,676          44,103
Deerfield, IL (1)                           2,305      20,585        2,262      25,152       3,634          21,518
Lexington, KY (14)                          1,955      13,759        2,579      18,293       3,390          14,903
Lexington, KY (11)                          2,488      22,040        1,415      25,943       1,890          24,053
Baton Rouge, LA (1)                         2,351      19,710        4,615      26,676       5,911          20,765
New Orleans (French Quarter), LA (2)        5,263      46,065        2,200      53,528       3,575          49,953
New Orleans, LA (1)                         2,570      27,106        4,156      33,832       6,896          26,936
Boston (Government Center), MA (9)                     49,947        2,511      52,458       3,459          48,999
Boston (Marlborough), MA (1)                1,709      21,137        5,479      28,325       5,821          22,504
Baltimore (BWI), MD (1)                     2,566      23,705        3,049      29,320       3,330          25,990
Troy, MI (1)                                2,968      27,117        2,922      33,007       3,553          29,454
Bloomington, MN (1)                         2,038      18,260        3,896      24,194       3,151          21,043
Minneapolis (Airport), MN (1)               5,417      36,757        3,909      46,083       8,013          38,070
Minneapolis (Downtown), MN (1)                818      17,047        4,024      21,889       5,539          16,350
St. Paul, MN (1)                            1,156      17,405        4,304      22,865       5,938          16,927
Kansas City (Northeast), MO (2)               973       8,473        2,894      12,340       1,705          10,635
St. Louis (Downtown), MO (1)                3,179      28,933        3,286      35,398       2,722          32,676
St. Louis (Westport), MO (2)                2,767      24,264        1,278      28,309       1,943          26,366
Jackson (Downtown), MS (6)                  2,226      19,486          997      22,709       1,651          21,058
Jackson (North), MS (15)                    1,643      14,517          887      17,047       1,267          15,780
Olive Branch (Whispering Woods
   Conference Center), MS (8)               1,089      13,719        1,915      16,723       1,473          15,250
Raleigh/Durham, NC (5)                      2,124      18,575        2,527      23,226       2,752          20,474
Omaha (Central), NE (5)                     1,877      16,543        2,359      20,779       2,930          17,849
Omaha (Central), NE (12)                      518       5,320          639       6,477         475           6,002
Omaha (I-80), NE (2)                        1,795      17,903        2,391      22,089       1,338          20,751
Omaha (Old Mill Northwest), NE (6)            979      13,188        2,753      16,920       1,426          15,494
Omaha (Southwest), NE (12)                    464       4,649          402       5,515         394           5,121
Omaha, (Southwest) NE (13)                    923       8,893          669      10,485         720           9,765
Omaha (Southwest), NE (15)                    373       3,257          230       3,860         351           3,509
Piscataway, NJ (1)                          1,755      18,406        3,451      23,612       4,493          19,119
Secaucus (Meadowlands), NJ (6)              2,356      24,751        6,688      33,795       2,890          30,905
Albuquerque (Mountain View), NM (2)         1,322      11,625          944      13,891       1,070          12,821
Syracuse, NY (1)                            1,483      14,030        1,747      17,260       2,253          15,007
Cleveland, OH (1)                           1,755      17,181        2,963      21,899       3,910          17,989
Columbus, OH (5)                            1,918      17,451        1,653      21,022       1,987          19,035
Dayton, OH (5)                              1,289      12,332          733      14,354       1,196          13,158
Tulsa, OK (1)                                 525       7,980        5,708      14,213       6,727           7,486
Philadelphia (Center City), PA (6)          5,793      52,865        3,087      61,745       4,264          57,481
Philadelphia (Independence Mall), PA (2)    3,184      33,565        3,109      39,858       3,021          36,837
Philadelphia (Society Hill), PA (3)         4,542      46,177        4,408      55,127       5,320          49,807
Pittsburgh, PA (9)                                     26,862        2,686      29,548       2,277          27,271
Charleston (Mills House), SC (2)            3,270      28,793        3,357      35,420       2,609          32,811
Greenville (Roper), SC (6)                  1,551      14,162        1,247      16,960       1,315          15,645
Myrtle Beach (Kingston Plantation), SC (1)  2,940      26,545        6,383      35,868       6,201          29,667



                                                                      LIFE UPON
                                                                        WHICH
                                                                     DEPRECIATION
                                           DATE OF       DATE       IN STATEMENT
DESCRIPTION OF PROPERTY                 CONSTRUCTION   ACQUIRED     IS COMPUTED
- -----------------------                 ------------   ---------    ------------
Atlanta (Galleria), GA (11)                 1990        06-30-97     5 - 40 Yrs
Atlanta (Jonesboro South), GA (2)           1973        07-28-98     5 - 40 Yrs
Atlanta Perimeter, GA (9)                   1985        07-28-98     5 - 40 Yrs
Atlanta Powers Ferry, GA (6)                1981        07-28-98     5 - 40 Yrs
Brunswick, GA (1)                           1988        07-19-95     5 - 40 Yrs
Columbus (Airport North), GA (2)            1969        07-28-98     5 - 40 Yrs
Chicago (Allerton), IL (6)                  1923        07-28-98     5 - 40 Yrs
Chicago (O'Hare), IL (3)                    1994        06-30-97     5 - 40 Yrs
Deerfield, IL (1)                           1987        06-20-96     5 - 40 Yrs
Lexington, KY (14)                          1987        01-10-96     5 - 40 Yrs
Lexington, KY (11)                          1989        05-04-98     5 - 40 Yrs
Baton Rouge, LA (1)                         1985        01-03-96     5 - 40 Yrs
New Orleans (French Quarter), LA (2)        1969        07-28-98     5 - 40 Yrs
New Orleans, LA (1)                         1984        12-01-94     5 - 40 Yrs
Boston (Government Center), MA (9)          1968        07-28-98     5 - 40 Yrs
Boston (Marlborough), MA (1)                1988        06-30-95     5 - 40 Yrs
Baltimore (BWI), MD (1)                     1987        03-20-97     5 - 40 Yrs
Troy, MI (1)                                1987        03-20-97     5 - 40 Yrs
Bloomington, MN (1)                         1980        02-01-97     5 - 40 Yrs
Minneapolis (Airport), MN (1)               1986        11-06-95     5 - 40 Yrs
Minneapolis (Downtown), MN (1)              1984        11-15-95     5 - 40 Yrs
St. Paul, MN (1)                            1983        11-15-95     5 - 40 Yrs
Kansas City (Northeast), MO (2)             1975        07-28-98     5 - 40 Yrs
St. Louis (Downtown), MO (1)                1985        05-04-98     5 - 40 Yrs
St. Louis (Westport), MO (2)                1979        07-28-98     5 - 40 Yrs
Jackson (Downtown), MS (6)                  1975        07-28-98     5 - 40 Yrs
Jackson (North), MS (15)                    1957        07-28-98     5 - 40 Yrs
Olive Branch (Whispering Woods
   Conference Center), MS (8)               1972        07-28-98     5 - 40 Yrs
Raleigh/Durham, NC (5)                      1987        07-28-97     5 - 40 Yrs
Omaha (Central), NE (5)                     1973        02-01-97     5 - 40 Yrs
Omaha (Central), NE (12)                    1965        07-28-98     5 - 40 Yrs
Omaha (I-80), NE (2)                        1991        07-28-98     5 - 40 Yrs
Omaha (Old Mill Northwest), NE (6)          1974        07-28-98     5 - 40 Yrs
Omaha (Southwest), NE (12)                  1986        07-28-98     5 - 40 Yrs
Omaha, (Southwest) NE (13)                  1989        07-28-98     5 - 40 Yrs
Omaha (Southwest), NE (15)                  1996        07-28-98     5 - 40 Yrs
Piscataway, NJ (1)                          1988        01-10-96     5 - 40 Yrs
Secaucus (Meadowlands), NJ (6)              N/A         07-28-98     5 - 40 Yrs
Albuquerque (Mountain View), NM (2)         1968        07-28-98     5 - 40 Yrs
Syracuse, NY (1)                            1989        06-30-97     5 - 40 Yrs
Cleveland, OH (1)                           1990        11-17-95     5 - 40 Yrs
Columbus, OH (5)                            1985        02-04-98     5 - 40 Yrs
Dayton, OH (5)                              1987        12-30-97     5 - 40 Yrs
Tulsa, OK (1)                               1985        07-28-94     5 - 40 Yrs
Philadelphia (Center City), PA (6)          1970        07-28-98     5 - 40 Yrs
Philadelphia (Independence Mall), PA (2)    1972        07-28-98     5 - 40 Yrs
Philadelphia (Society Hill), PA (3)         1986        10-01-97     5 - 40 Yrs
Pittsburgh, PA (9)                          1988        07-28-98     5 - 40 Yrs
Charleston (Mills House), SC (2)            1982        07-28-98     5 - 40 Yrs
Greenville (Roper), SC (6)                  1984        07-28-98     5 - 40 Yrs
Myrtle Beach (Kingston Plantation), SC (1)  1987        12-05-96     5 - 40 Yrs

                       FELCOR LODGING TRUST INCORPORATED

                                                                                                     COST CAPITALIZED SUBSEQUENT
                                                                       INITIAL COST                        TO ACQUISITION
                                                             ---------------------------------    ------------------------------
                                                                     BUILDINGS       FURNITURE            BUILDINGS    FURNITURE
                                                                        AND            AND                   AND          AND
DESCRIPTION OF PROPERTY                    ENCUMBRANCES      LAND   IMPROVEMENTS     FIXTURES     LAND   IMPROVEMENTS   FIXTURES
- -----------------------                    ------------      ----   ------------    ----------    ----   ------------   --------
Knoxville (Central), TN (2)                                              11,586         358                  1,512         1,009
Nashville, TN (1)                                            1,118        9,506         961                    265         2,201
Nashville (Opryland/Airport), TN (9)                                     27,889         863                  1,849         1,671
Addison (North Dallas), TX (6)                18,180         4,938       42,965       1,482                    293           889
Amarillo (I-40), TX (2)                                                   5,754         178                  2,591           861
Austin (Downtown), TX (5)                                    2,508       21,908         752                    829           576
Austin (Town Lake), TX (2)                                               21,551         667                    750         1,605
Beaumont (Midtown I-10), TX (2)                                685        5,964         206                  1,872           703
Corpus Christi, TX (1)                         5,307         1,113        9,618         390           51       396         1,656
Dallas, TX (19)                                3,536                     13,564         420        2,409       264           617
Dallas (Alpha Road), TX (17)                                              9,795          53        1,623   (1,678)         1,713
Dallas (Campbell Center), TX (7)                             3,208       27,907         962                    988         1,981
Dallas, (DFW Airport South), TX (1)                                      35,156       1,212        4,041       448         3,906
Dallas (Downtown West End), TX (12)                          1,953       16,989         586                    155            96
Dallas (Love Field), TX (1)                   13,699         1,934       16,674         757                    371         1,775
Dallas (Market Center), TX (6)                12,830         4,079       35,486       1,224                    559           817
Dallas (Market Center), TX (1)                12,231         2,560       23,751       2,182                    413           536
Dallas (Park Central), TX (6)                 15,723                     30,513         944        5,623       201           654
Dallas (Park Central), TX (1)                                1,497       12,722         647                    703         2,399
Dallas (Park Central), TX (3)                                1,720       28,550       4,130                    125           989
Dallas (Park Central), TX (20)                               4,513       43,125       2,507                  4,437         2,477
Houston (I-10 West), TX (9)                                  3,055       26,575         916                    191           316
Houston (Int'l Airport), TX (2)               13,088         3,890       33,842       1,167                    173           438
Houston (Medical Center), TX (6)               6,214         2,493       21,687         748                    581           505
Houston (Medical Center), TX (15)              8,248         2,284       19,869         685                  2,029         1,744
Houston (Near Greenway), TX (9)                6,944         3,418       29,736       1,025                    327         1,104
Irving (DFW Airport North), TX (19)           28,006                     56,714       1,754       10,039       654         1,663
Irving (DFW Airport North), TX (21)           10,766         1,546       13,453         464                    145         2,158
Midland (Country Villa), TX (2)                                404        3,517         121                     68           291
Odessa (Centre), TX (15)                                       487        4,238         146                     58           363
Odessa (Parkway Blvd), TX (13)                                 370        3,218         111                     38           202
Plano, TX (19)                                 4,813         1,813       15,775         544                    467         1,124
Plano, TX (2)                                                  885        7,696         265                    113           284
San Antonio (Downtown), TX (2)                                           22,246         688                    524           562
San Antonio (Int'l Airport), TX (9)                          3,371       29,326       1,011                  1,825           778
Waco (I-35), TX (2)                                            574        4,994         172                     93           306
Salt Lake City (Airport), UT (2)                                          5,346         165                  2,725         1,046
Burlington, VT (3)                            20,860         3,136       27,283         941                    446         1,731
Cambridge, Canada (2)                                          481        4,188         144                  1,082           841
Kitchener (Waterloo), Canada (2)                                          9,441         292                  1,543           715
Peterbourough (Waterfront), Canada (2)                         735        6,391         220                    632           593
Sarnia, Canada (2)                                             271        2,359          81                  1,093           810
Toronto (Airport), Canada (9)                                            21,168         655                  3,137         1,679
Toronto (Yorkdale), Canada (2)                               1,578       13,725         473                  4,372         1,261
                                            --------      --------   ----------    --------      -------  --------      --------
Total                                       $751,995      $287,816   $3,213,820    $123,687      $34,178  $263,186      $285,324
                                            ========      ========   ==========    ========      =======  ========      ========


                                                     GROSS AMOUNTS AT WHICH               ACCUMULATED       NET BOOK
                                                   CARRIED AT CLOSE OF PERIOD            DEPRECIATION         VALUE
                                           -------------------------------------------   BUILDINGS AND     BUILDINGS AND
                                                   BUILDINGS      FURNITURE               IMPROVEMENTS;    IMPROVEMENTS;
                                                      AND           AND                   FURNITURE &       FURNITURE &
DESCRIPTION OF PROPERTY                    LAND   IMPROVEMENTS     FIXTURES      TOTAL     FIXTURES          FIXTURES
- -----------------------                    ----   ------------    ---------      -----   -------------     -------------
Knoxville (Central), TN (2)                            13,098         1,367      14,465      1,306             13,159
Nashville, TN (1)                          1,118        9,771         3,162      14,051      4,493              9,558
Nashville (Opryland/Airport), TN (9)                   29,738         2,534      32,272      2,420             29,852
Addison (North Dallas), TX (6)             4,938       43,258         2,371      50,567      3,702             46,865
Amarillo (I-40), TX (2)                                 8,345         1,039       9,384        793              8,591
Austin (Downtown), TX (5)                  2,508       22,737         1,328      26,573      2,857             23,716
Austin (Town Lake), TX (2)                             22,301         2,272      24,573      2,116             22,457
Beaumont (Midtown I-10), TX (2)              685        7,836           909       9,430        731              8,699
Corpus Christi, TX (1)                     1,164       10,014         2,046      13,224      3,062             10,162
Dallas, TX (19)                            2,409       13,828         1,037      17,274      1,211             16,063
Dallas (Alpha Road), TX (17)               1,623        8,117         1,766      11,506      2,787              8,719
Dallas (Campbell Center), TX (7)           3,208       28,895         2,943      35,046      2,462             32,584
Dallas, (DFW Airport South), TX (1)        4,041       35,604         5,118      44,763      3,426             41,337
Dallas (Downtown West End), TX (12)        1,953       17,144           682      19,779      1,287             18,492
Dallas (Love Field), TX (1)                1,934       17,045         2,532      21,511      4,325             17,186
Dallas (Market Center), TX (6)             4,079       36,045         2,041      42,165      2,876             39,289
Dallas (Market Center), TX (1)             2,560       24,164         2,718      29,442      3,772             25,670
Dallas (Park Central), TX (6)              5,623       30,714         1,598      37,935      2,462             35,473
Dallas (Park Central), TX (1)              1,497       13,425         3,046      17,968      4,475             13,493
Dallas (Park Central), TX (3)              1,720       28,675         5,119      35,514      3,169             32,345
Dallas (Park Central), TX (20)             4,513       47,562         4,984      57,059      6,446             50,613
Houston (I-10 West), TX (9)                3,055       26,766         1,232      31,053      2,116             28,937
Houston (Int'l Airport), TX (2)            3,890       34,015         1,605      39,510      2,675             36,835
Houston (Medical Center), TX (6)           2,493       22,268         1,253      26,014      1,847             24,167
Houston (Medical Center), TX (15)          2,284       21,898         2,429      26,611      2,206             24,405
Houston (Near Greenway), TX (9)            3,418       30,063         2,129      35,610      2,502             33,108
Irving (DFW Airport North), TX (19)       10,039       57,368         3,417      70,824      4,883             65,941
Irving (DFW Airport North), TX (21)        1,546       13,598         2,622      17,766      1,200             16,566
Midland (Country Villa), TX (2)              404        3,585           412       4,401        391              4,010
Odessa (Centre), TX (15)                     487        4,296           509       5,292        393              4,899
Odessa (Parkway Blvd), TX (13)               370        3,256           313       3,939        305              3,634
Plano, TX (19)                             1,813       16,242         1,668      19,723      1,530             18,193
Plano, TX (2)                                885        7,809           549       9,243        704              8,539
San Antonio (Downtown), TX (2)                         22,770         1,250      24,020      1,876             22,144
San Antonio (Int'l Airport), TX (9)        3,371       31,151         1,789      36,311      2,532             33,779
Waco (I-35), TX (2)                          574        5,087           478       6,139        494              5,645
Salt Lake City (Airport), UT (2)                        8,071         1,211       9,282        759              8,523
Burlington, VT (3)                         3,136       27,729         2,672      33,537      2,986             30,551
Cambridge, Canada (2)                        481        5,270           985       6,736        563              6,173
Kitchener (Waterloo), Canada (2)                       10,984         1,007      11,991        882             11,109
Peterbourough (Waterfront), Canada (2)       735        7,023           813       8,571        678              7,893
Sarnia, Canada (2)                           271        3,452           891       4,614        197              4,417
Toronto (Airport), Canada (9)                          24,305         2,334      26,639      2,215             24,424
Toronto (Yorkdale), Canada (2)             1,578       18,097         1,734      21,409      1,409             20,000
                                         -------   ----------      --------  ----------   --------         ----------
Total                                    321,994   $3,477,006      $409,011  $4,208,011   $473,101         $3,734,910
                                         =======   ==========      ========  ==========   ========         ==========


                                                                   LIFE UPON
                                                                     WHICH
                                                                  DEPRECIATION
                                            DATE OF       DATE    IN STATEMENT
DESCRIPTION OF PROPERTY                  CONSTRUCTION   ACQUIRED  IS COMPUTED
- -----------------------                  ------------   --------  -------------
Knoxville (Central), TN (2)                  1966       07-28-98   5 - 40 Yrs
Nashville, TN (1)                            1985       07-28-94   5 - 40 Yrs
Nashville (Opryland/Airport), TN (9)         1981       07-28-98   5 - 40 Yrs
Addison (North Dallas), TX (6)               1985       07-28-98   5 - 40 Yrs
Amarillo (I-40), TX (2)                      1970       07-28-98   5 - 40 Yrs
Austin (Downtown), TX (5)                    1987       03-20-97   5 - 40 Yrs
Austin (Town Lake), TX (2)                   1967       07-28-98   5 - 40 Yrs
Beaumont (Midtown I-10), TX (2)              1967       07-28-98   5 - 40 Yrs
Corpus Christi, TX (1)                       1984       07-19-95   5 - 40 Yrs
Dallas, TX (19)                              1988       07-28-98   5 - 40 Yrs
Dallas (Alpha Road), TX (17)                 1997       07-28-98   5 - 40 Yrs
Dallas (Campbell Center), TX (7)             1982       05-29-98   5 - 40 Yrs
Dallas, (DFW Airport South), TX (1)          1985       07-28-98   5 - 40 Yrs
Dallas (Downtown West End), TX (12)          1969       07-28-98   5 - 40 Yrs
Dallas (Love Field), TX (1)                  1986       03-29-95   5 - 40 Yrs
Dallas (Market Center), TX (6)               1983       07-28-98   5 - 40 Yrs
Dallas (Market Center), TX (1)               1980       06-30-97   5 - 40 Yrs
Dallas (Park Central), TX (6)                1981       07-28-98   5 - 40 Yrs
Dallas (Park Central), TX (1)                1985       07-28-94   5 - 40 Yrs
Dallas (Park Central), TX (3)                1972       11-01-98   5 - 40 Yrs
Dallas (Park Central), TX (20)               1983       06-30-97   5 - 40 Yrs
Houston (I-10 West), TX (9)                  1969       07-28-98   5 - 40 Yrs
Houston (Int'l Airport), TX (2)              1971       07-28-98   5 - 40 Yrs
Houston (Medical Center), TX (6)             1973       07-28-98   5 - 40 Yrs
Houston (Medical Center), TX (15)            1984       07-28-98   5 - 40 Yrs
Houston (Near Greenway), TX (9)              1984       07-28-98   5 - 40 Yrs
Irving (DFW Airport North), TX (19)          1987       07-28-98   5 - 40 Yrs
Irving (DFW Airport North), TX (21)          1989       07-28-98   5 - 40 Yrs
Midland (Country Villa), TX (2)              1979       07-28-98   5 - 40 Yrs
Odessa (Centre), TX (15)                     1982       07-28-98   5 - 40 Yrs
Odessa (Parkway Blvd), TX (13)               1977       07-28-98   5 - 40 Yrs
Plano, TX (19)                               1983       07-28-98   5 - 40 Yrs
Plano, TX (2)                                1983       07-28-98   5 - 40 Yrs
San Antonio (Downtown), TX (2)               1968       07-28-98   5 - 40 Yrs
San Antonio (Int'l Airport), TX (9)          1981       07-28-98   5 - 40 Yrs
Waco (I-35), TX (2)                          1970       07-28-98   5 - 40 Yrs
Salt Lake City (Airport), UT (2)             1963       07-28-98   5 - 40 Yrs
Burlington, VT (3)                           1967       12-04-97   5 - 40 Yrs
Cambridge, Canada (2)                        1969       07-28-98   5 - 40 Yrs
Kitchener (Waterloo), Canada (2)             1965       07-28-98   5 - 40 Yrs
Peterbourough (Waterfront), Canada (2)       1965       07-28-98   5 - 40 Yrs
Sarnia, Canada (2)                           1970       07-28-98   5 - 40 Yrs
Toronto (Airport), Canada (9)                1970       07-28-98   5 - 40 Yrs
Toronto (Yorkdale), Canada (2)               1970       07-28-98   5 - 40 Yrs

Total


                        FELCOR LODGING TRUST INCORPORATED

Balance at December 31, 1997            $ 1,562,724               Depreciation expense during the period           $    50,682
                                                                                                                   -----------
  Additions during the period             2,537,222                    Balance at December 31, 1997                     87,400
                                        -----------
Balance at December 31, 1998            $ 4,099,946               Depreciation expense during the period                90,672
                                                                                                                   -----------
  Additions during the period               247,116                    Balance at December 31, 1998                $   178,072
                                        -----------
Balance at December 31, 1999            $ 4,347,062               Depreciation expense during the period               152,483
                                                                                                                   -----------
       Sold Hotels in 2000                  (31,921)                     Balance at December 31, 1999              $   330,555
       Hotels Held for Sale                (206,000)                           Sold Hotels in 2000
  Additions during the period                98,870                            Hotels Held for Sale                    (13,706)
                                        ===========               Depreciation expense during the period               160,452
Balance at December 31, 2000            $ 4,208,011                                                                ===========
                                                                  Balance at December 31, 2000                     $   473,101



                                                                                                     COST CAPITALIZED SUBSEQUENT
                                                                       INITIAL COST                        TO ACQUISITION
                                                             ---------------------------------    ------------------------------
                                                                     BUILDINGS       FURNITURE            BUILDINGS    FURNITURE
                                                                        AND            AND                   AND          AND
DESCRIPTION OF PROPERTY                    ENCUMBRANCES      LAND   IMPROVEMENTS     FIXTURES     LAND   IMPROVEMENTS   FIXTURES
- -----------------------                    ------------      ----   ------------    ----------    ----   ------------   --------
Scottsdale (Downtown), AZ (4)                                           12,430           384                   24          151
Boca Raton, FL (5)                                          5,433        2,796           468                  243        1,316
Tampa (Busch Gardens), FL (5)                                 672       12,387           226                  134          991
Atlanta (Downtown), GA (10)                                 2,025       17,618           608                   25          202
Atlanta, (Downtown), GA (4)                                 1,266       11,017           380                  213          494
Marietta, GA (12)                                             952        8,285           286                  467          587
Davenport, IA (12)                                            434        3,776           130                  405          372
Davenport, IA (2)                                             547        4,763           164                1,333        1,003
Moline, IL (12)                                               505        4,398           152                  535          470
Moline (Airport), IL (2)                                      822        7,149           247                1,240        1,039
Moline (Airport), IL (13)                                     232        2,021            70                  383          429
Colby, KS (13)                                                339        2,950           102                  228           48
Great Bend, KS (2)                                            549        4,780           165                  215          372
Hays, KS (12)                                                 243        2,112            73                  306          267
Hays, KS (2)                                                  597        5,190           179                   43          183
Salina, KS (2)                              4,891             502        4,370           151                   66          341
Salina (I-70), KS (13)                                        341        2,964           102                 (14)           95
Jackson (Briarwood), MS (12)                  626             747        6,501           224                  144          191
Nashville (Airport), TN (5)                                 1,073        9,331           322                  624        1,114
Dallas (Regal Row), TX (4)                                    778        6,770           233                   19           76
Houston (Galleria), TX (10)                                 1,855       16,143           557                  177          322
Houston (Galleria), TX (4)                                    465        4,047           140                   19          135
Houston (I-10 East), TX (4)                                   586        5,099           176                   66          300
Houston (I-10 East), TX (12)                                  478        4,155           143                  196          236
                                           ------         -------     --------        ------               ------      -------
Total                                      $5,517         $21,441     $161,052        $5,682               $7,091      $10,734
Reserve for assets held for sale



                                                     GROSS AMOUNTS AT WHICH               ACCUMULATED       NET BOOK
                                                   CARRIED AT CLOSE OF PERIOD            DEPRECIATION         VALUE
                                           -------------------------------------------   BUILDINGS AND     BUILDINGS AND
                                                   BUILDINGS      FURNITURE               IMPROVEMENTS;    IMPROVEMENTS;
                                                      AND           AND                   FURNITURE &       FURNITURE &
DESCRIPTION OF PROPERTY                    LAND   IMPROVEMENTS     FIXTURES      TOTAL     FIXTURES          FIXTURES
- -----------------------                    ----   ------------    ---------      -----   -------------     -------------
Scottsdale (Downtown), AZ (4)                          12,454         535       12,989           731            12,258
Boca Raton, FL (5)                        5,433         3,039       1,784       10,256         1,538             8,718
Tampa (Busch Gardens), FL (5)               672        12,521       1,217       14,410         2,118            12,292
Atlanta (Downtown), GA (10)               2,025        17,643         810       20,478         1,056            19,422
Atlanta, (Downtown), GA (4)               1,266        11,230         874       13,370           721            12,649
Marietta, GA (12)                           952         8,752         873       10,577           631             9,946
Davenport, IA (12)                          434         4,181         502        5,117           238             4,879
Davenport, IA (2)                           547         6,096       1,167        7,810           328             7,482
Moline, IL (12)                             505         4,933         622        6,060           282             5,778
Moline (Airport), IL (2)                    822         8,389       1,286       10,497           455            10,042
Moline (Airport), IL (13)                   232         2,404         499        3,135           148             2,987
Colby, KS (13)                              339         3,178         150        3,667           195             3,472
Great Bend, KS (2)                          549         4,995         537        6,081           344             5,737
Hays, KS (12)                               243         2,418         340        3,001           131             2,870
Hays, KS (2)                                597         5,233         362        6,192           338             5,854
Salina, KS (2)                              502         4,436         492        5,430           307             5,123
Salina (I-70), KS (13)                      341         2,950         197        3,488           186             3,302
Jackson (Briarwood), MS (12)                747         6,645         415        7,807           392             7,415
Nashville (Airport), TN (5)               1,073         9,955       1,436       12,464         1,240            11,224
Dallas (Regal Row), TX (4)                  778         6,789         309        7,876           406             7,470
Houston (Galleria), TX (10)               1,855        16,320         879       19,054         1,010            18,044
Houston (Galleria), TX (4)                  465         4,066         275        4,806           258             4,548
Houston (I-10 East), TX (4)                 586         5,165         476        6,227           352             5,875
Houston (I-10 East), TX (12)                478         4,351         379        5,208           301             4,907
                                        -------      --------     -------     --------       -------          --------
Total                                   $21,441      $168,143     $16,416     $206,000       $13,706          $192,294
Reserve for assets held for sale                                                                               (63,000)
                                                                                                             ---------
                                                                                                              $129,294
                                                                                                             =========

                                                                   LIFE UPON
                                                                     WHICH
                                                                  DEPRECIATION
                                            DATE OF       DATE    IN STATEMENT
DESCRIPTION OF PROPERTY                  CONSTRUCTION   ACQUIRED  IS COMPUTED
- -----------------------                  ------------   --------  -------------
Scottsdale (Downtown), AZ (4)               1970        07-28-98   5 - 40 Yrs
Boca Raton, FL (5)                          1989        11-15-95   5 - 40 Yrs
Tampa (Busch Gardens), FL (5)               1985        11-15-95   5 - 40 Yrs
Atlanta (Downtown), GA (10)                 1963        07-28-98   5 - 40 Yrs
Atlanta, (Downtown), GA (4)                 1963        07-28-98   5 - 40 Yrs
Marietta, GA (12)                           1986        07-28-98   5 - 40 Yrs
Davenport, IA (12)                          1985        07-28-98   5 - 40 Yrs
Davenport, IA (2)                           1966        07-28-98   5 - 40 Yrs
Moline, IL (12)                             1985        07-28-98   5 - 40 Yrs
Moline (Airport), IL (2)                    1961        07-28-98   5 - 40 Yrs
Moline (Airport), IL (13)                   1996        07-28-98   5 - 40 Yrs
Colby, KS (13)                              1998        07-28-98   5 - 40 Yrs
Great Bend, KS (2)                          1964        07-28-98   5 - 40 Yrs
Hays, KS (12)                               1985        07-28-98   5 - 40 Yrs
Hays, KS (2)                                1966        07-28-98   5 - 40 Yrs
Salina, KS (2)                              1986        07-28-98   5 - 40 Yrs
Salina (I-70), KS (13)                      1997        07-28-98   5 - 40 Yrs
Jackson (Briarwood), MS (12)                1985        07-28-98   5 - 40 Yrs
Nashville (Airport), TN (5)                 1988        06-05-97   5 - 40 Yrs
Dallas (Regal Row), TX (4)                  1969        07-28-98   5 - 40 Yrs
Houston (Galleria), TX (10)                 1968        07-28-98   5 - 40 Yrs
Houston (Galleria), TX (4)                  1968        07-28-98   5 - 40 Yrs
Houston (I-10 East), TX (4)                 1984        07-28-98   5 - 40 Yrs
Houston (I-10 East), TX (12)                1969        07-28-98   5 - 40 Yrs
Total
Reserve for assets held for sale



    1.Embassy Suites                             19. Harvey Hotel
    2.Holiday Inn                                20. Westin
    3.Sheraton                                   21. Harvey Suites
    4.Fairfield Inn
    5.Doubletree Guest Suites
    6.Crowne Plaza
    7.Doubletree
    8.Independents
    9.Holiday Inn Select
    10.Courtyard by Marriott
    11.Sheraton Suites
    12.Hampton Inn
    13.Holiday Inn Express
    14.Hilton Suites
    15.Holiday Inn Hotel & Suites
    16.Homewood Suites
    17.Bristol House(R)
    18.Crowne Plaza Suites

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of FelCor Lodging Trust Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' deficit and cash flows present fairly, in all material respects, the financial position of DJONT Operations, L.L.C. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Dallas, Texas
March 7, 2001

                            DJONT OPERATIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)


                                     ASSETS                        2000         1999
                                                                   ----         ----
Cash and cash equivalents ...................................   $  25,583    $  20,127
Accounts receivable, net ....................................      30,689       28,601
Inventories .................................................       4,367        4,260
Prepaid expenses ............................................       3,084        1,444
Other assets ................................................       2,907        5,791
Investment in real estate, net of accumulated depreciation of
   $482 in 2000 and $530 in 1999 ............................      10,954       11,436
                                                                ---------    ---------
     Total assets ...........................................   $  77,584    $  71,659
                                                                =========    =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable ............................................   $  18,656    $  12,742
Due to FelCor Lodging Trust Incorporated ....................      31,771       22,064
Accrued expenses and other liabilities ......................      40,072       37,121
Minority interest ...........................................       3,927        5,113
Debt ........................................................       7,695        7,761
                                                                ---------    ---------
     Total liabilities ......................................     102,121       84,801
                                                                ---------    ---------

Commitments and contingencies

Shareholders' deficit:
Capital .....................................................           1            1
Accumulated deficit .........................................     (24,538)     (13,143)
                                                                ---------    ---------
     Total shareholders' deficit ............................     (24,537)     (13,142)
                                                                ---------    ---------
     Total liabilities and shareholders' deficit ............   $  77,584    $  71,659
                                                                =========    =========


       The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)


                                                       2000        1999          1998
                                                       ----        ----          ----
Revenues:
        Room and suite revenue ..................   $ 709,802    $ 649,323    $ 618,122
        Food and beverage revenue ...............     112,594       87,212       77,834
        Food and beverage rent ..................       5,045        5,212        4,792
        Gain on sale of Brighton condos .........       3,851
        Other revenue ...........................      48,437       55,903       48,781
                                                    ---------    ---------    ---------
                 Total revenues .................     879,729      797,650      749,529
                                                    ---------    ---------    ---------

Expenses:
        Property operating costs ................     194,810      190,798      169,955
        General and administrative ..............      65,970       61,025       56,995
        Advertising and promotion ...............      67,691       56,450       51,105
        Repair and maintenance ..................      41,048       38,555       36,374
        Utilities ...............................      32,039       29,700       28,799
        Management and incentive fees ...........      24,766       22,514       23,636
        Franchise fees ..........................      20,330       19,253       18,102
        Food and beverage expenses ..............      84,542       66,514       65,924
        Percentage lease expenses ...............     344,699      307,532      289,891
        Lessee overhead expenses ................       1,073          991        1,990
        Liability insurance .....................       3,227        2,518        1,258
        Interest expense ........................         618          682
        Depreciation and amortization ...........         482          530
        Minority interest .......................       3,243          (90)
        Other ...................................       6,403        5,589        4,656
                                                    ---------    ---------    ---------
                 Total expenses .................     890,941      802,561      748,685
                                                    ---------    ---------    ---------
Net income (loss) ...............................   $ (11,212)   $  (4,911)   $     844
                                                    =========    =========    =========


        The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)




          Balance at December 31, 1998 ...................   $ (8,231)

          Net loss .......................................     (4,911)
                                                             --------

          Balance at December 31, 1999 ...................   $(13,142)

          Net loss .......................................    (11,212)

          Distributions ..................................       (183)
                                                             --------

          Balance at December 31, 2000 ...................   $(24,537)
                                                             ========


        The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)


                                                                                           2000         1999       1998
                                                                                          ------       ------      -----
Cash flows from operating activities:
        Net income (loss) ............................................................   $(11,212)   $ (4,911)   $    844
        Adjustments to reconcile net income (loss) to net cash
             provided by (used in) operating activities:
        Depreciation and amortization ................................................        482         530
        Minority interest in partnership income ......................................      3,243         (90)
        Changes in assets and liabilities:
             Accounts receivable .....................................................     (2,088)     (1,040)     (7,287)
             Inventories .............................................................       (107)        121        (915)
             Prepaid expenses ........................................................     (1,640)       (973)        836
             Other assets ............................................................      2,668      (1,744)        950
             Due to FelCor Lodging Trust Incorporated ................................      9,707       5,189      (2,033)
             Accounts payable, accrued expenses and other liabilities ................      8,865      (5,488)     10,459
                                                                                         --------    --------    --------
                  Net cash flow provided by (used in) operating activities ...........      9,918      (8,406)      2,854
                                                                                         --------    --------    --------
Cash flows used in financing activities:
                Distributions paid to minority interest ..............................     (4,213)
                Distributions to owners ..............................................       (183)
                Repayment of borrowings ..............................................        (66)         (5)
                                                                                         --------    --------    --------
                     Net cash flow used in financing activities ......................     (4,462)         (5)
                                                                                         --------    --------    --------
Net change in cash and cash equivalents ..............................................      5,456      (8,411)      2,854
Cash and cash equivalents at beginning of years ......................................     20,127      28,538      25,684
                                                                                         --------    --------    --------
Cash and cash equivalents at end of years ............................................   $ 25,583    $ 20,127    $ 28,538
                                                                                         ========    ========    ========

Supplemental cash flow information - interest paid ...................................   $    618    $    682
                                                                                         --------    --------


        The accompanying notes are an integral part of these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         Effective January 1, 2001, subject to the receipt of certain lender consents, FelCor Lodging Limited Partnership (the "Operating Partnership") acquired and contributed to a wholly owned consolidated subsidiary, all of the equity interests in DJONT. In consideration for the acquisition of DJONT, the Operating Partnership issued an aggregate of 416,667 units of limited partnership interest valued at approximately $10 million to DJONT's shareholders.

         Eighty-five of the hotels in which the Operating Partnership had an ownership interest at December 31, 2000 (the "Hotels"), were leased to DJONT pursuant to percentage leases ("Percentage Leases"). Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No loans were outstanding under such agreements at December 31, 2000.

         At December 31, 2000, 59 of the Hotels were operated as Embassy Suites(R) hotels, 14 were operated as Doubletree(R) or Doubletree Guest Suites(R) hotels, ten were operated as Sheraton(R) or Sheraton Suites(R) hotels, one was operated as a Westin(R) hotel and one was operated as a Hilton Suites(R) hotel. Seventy-one of the Hotels were managed by subsidiaries of Hilton Hotels Corporation ("Hilton"). Hilton is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, 11 were managed by subsidiaries of Starwood Hotels and Resorts Worldwide, Inc. ("Starwood") and three were managed by independent management companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation -- Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments in affiliates are carried at cost. Intercompany transactions are eliminated.

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

         Income Taxes -- At December 31, 2000, DJONT was a limited liability company which is taxed for federal income tax purposes as a partnership and, accordingly, all taxable income or loss flows through to the shareholders.

3.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Percentage Lease expense is based on a percentage of room and suite revenues, food and beverage revenues, and food and beverage rents of the Hotels. Both the base rent and the threshold room and suite revenue in each lease computation is subject to adjustments in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 2001, 2000 and 1999 were 1.05%, 0.55% and 0.55%, respectively.

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

         DJONT shares the executive offices and certain employees with FelCor and FelCor, Inc., and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones and depreciation of office furniture, fixtures and equipment. Such allocation of shared expenses is approved by a majority of FelCor's independent directors. During 2000, 1999 and 1998, DJONT paid approximately $752,000 (approximately 10%), $660,000 (approximately 10%) and $1.6 million (approximately 37%), respectively, of the allocable expenses under this agreement.

4.  GAIN ON SALE OF ASSETS

         DJONT holds 3% equity interest and 100% voting interest in Kingston Plantation Development Corporation ("KPDC") and records the results of its operations on a consolidated basis. During 2000, an entity in which KPDC owns a 50% equity interest completed the construction and sale of 200 condominium units adjacent to the Embassy Suites hotel - Myrtle Beach at Kingston Plantation, SC. DJONT

                            DJONT OPERATIONS, L.L.C.

4.  GAIN ON SALE OF ASSETS-- (CONTINUED)

has included in total revenue a $3.9 million gain on the sale of the condominiums by the venture. KPDC's 97% non-voting interest is shown as minority interest expense. KPDC distributed $4.2 million to its shareholders during the quarter, of which $126,000 represented DJONT's 3% equity interest.

5.  DEBT

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

         The indebtedness is collateralized by a Mortgage and Assignment of Leases and Rents with respect to the New Orleans Embassy Suites Hotel Annex. Future scheduled principal payments on the debt are as follows (in thousands):

2001..................................     $    71
2002..................................          77
2003..................................          83
2004..................................       7,464
                                           -------
                                           $ 7,695
                                           =======

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2000. Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Management estimates the fair value of accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; and the borrowing under the mortgage note approximates carrying value because it accrues interest at a fixed rate which approximates market rates.

7.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         DJONT recorded certain real estate and assumed certain liabilities in connection with its investment in KPDC in 1999. The assets and liabilities, related to KPDC and recorded at December 31, 1999, are as follows (in thousands):


Investment in real estate.........................        $11,436
Other assets acquired.............................          1,458
                                                          -------
                                                          $12,894
                                                          =======

Liabilities assumed...............................        $ 7,781
Minority interest contribution....................          5,113
                                                          -------
                                                          $12,894
                                                          =======

                            DJONT OPERATIONS, L.L.C.

7.  SUPPLEMENTAL CASH FLOW DISCLOSURE -- (CONTINUED)

         During 2000, KPDC's unconsolidated subsidiary distributed land with a carrying value of $342,000 to the minority interest holder. Accordingly, KPDC has reduced its investment in the joint venture and reduced minority interest by the corresponding amount.

INDEPENDENT AUDITORS' REPORT


To the Stockholder
  Bristol Hotels & Resorts Tenant Companies

We have audited the accompanying combined balance sheet of Bristol Hotels & Resorts Tenant Companies (the "Company") as of December 31, 2000, and the related combined statements of operations, stockholder's equity, and cash flows for the nine months ended December 31, 2000. We have also audited the combined statements of operations, stockholder's equity, and cash flows for the three months ended March 31, 2000 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000, and the results of its operations and its cash flows for the nine months ended December 31, 2000 and for the three months ended March 31, 2000 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP


March 30, 2001
Atlanta, GA

BRISTOL HOTELS & RESORTS TENANT COMPANIES

COMBINED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------

                                                    DECEMBER 31,
ASSETS                                                 2000

CURRENT ASSETS:
  Cash and cash equivalents                          $  3,494
  Accounts receivable - Net of allowance of $1,067     36,214
  Inventory                                             6,628
  Prepaid rent                                         14,672
  Deferred tax                                          5,696
  Other current assets                                  4,683
                                                     --------

      Total current assets                             71,387
INTANGIBLE ASSET - Net of amortization of $5,735      124,265
DEFERRED INCOME TAX                                       354
                                                     --------

                                                     $196,006
                                                     ========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $ 26,725
  Accrued occupancy, sales and use tax                  6,817
  Accrued rent                                         11,117
  Advance deposits                                      2,830
  Due to parent and affiliates                         17,509
                                                     --------

      Total current liabilities                        64,998
                                                     --------

COMMITMENTS AND CONTINGENCIES                              --

STOCKHOLDER'S EQUITY:
  Common stock ($0.01 par value, 5,000 shares
  (issued and outstanding)                                 --
  Paid-in capital                                     129,324
  Retained earnings                                     1,684
                                                     --------

      Total stockholder's equity                      131,008
                                                     --------

                                                     $196,006
                                                     ========


See notes to combined financial statements.

On April 2, 2000, Bass PLC, through its wholly owned subsidiary Bass (U.S.A.), Inc. ("Bass"), acquired all of the outstanding shares of common stock of Bristol Hotels & Resorts. The purchase method of accounting was used to record assets acquired and liabilities assumed by Bass. As a result of the acquisition, purchase accounting, and certain costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations, stockholder's equity and cash flows of these two separate entities.

BRISTOL HOTELS & RESORTS TENANT COMPANIES

COMBINED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                       COMPANY             PREDECESSOR
                                 -------------------   --------------------
                                 FOR THE NINE MONTHS   FOR THE THREE MONTHS
                                  ENDED DECEMBER 31,     ENDED MARCH 31,
                                        2000                  2000
REVENUE
  Rooms                               $ 461,978             $ 143,952
  Food and beverage                     115,176                36,645
  Other                                  27,657                 4,000
                                      ---------             ---------

      Total revenue                     604,811               184,597

OPERATING COSTS AND EXPENSES
  Departmental expenses:
    Rooms                               128,721                40,241
    Food and beverage                    84,817                26,454
    Other operating departments          11,216                 3,842
  Undistributed operating expenses:
    Administrative and general           57,920                21,159
    Marketing                            42,377                14,171
    Property occupancy costs             70,338                16,306
    Tenant lease expense                199,338                62,916
    Depreciation and amortization         5,735                   175
                                      ---------             ---------

Total operating costs and expenses      600,462               185,264
                                      ---------             ---------

OPERATING INCOME (LOSS)                   4,349                  (667)
INTEREST INCOME                             133                    35
                                      ---------             ---------

INCOME (LOSS) BEFORE INCOME TAXES         4,482                  (632)

INCOME TAX EXPENSE (BENEFIT)              2,798                  (267)
                                      ---------             ---------

NET INCOME (LOSS)                     $   1,684             $    (365)
                                      =========             =========


See notes to combined financial statements.

On April 2, 2000, Bass PLC, through its wholly owned subsidiary Bass (U.S.A.), Inc. ("Bass"), acquired all of the outstanding shares of common stock of Bristol Hotels & Resorts. The purchase method of accounting was used to record assets acquired and liabilities assumed by Bass. As a result of the acquisition, purchase accounting, and certain costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations, stockholder's equity and cash flows of these two separate entities.

BRISTOL HOTELS & RESORTS TENANT COMPANIES

COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY
(In Thousands)
- --------------------------------------------------------------------------------

                                                                         CAPITAL IN     TOTAL
                                                    COMMON  EXCESS OF     RETAINED   STOCKHOLDER'S
                                                    STOCK   PAR VALUE     EARNINGS      EQUITY
                                                    ------  ---------    ----------  -------------
PREDECESSOR:
BALANCES at December 31, 1999                          --   $  10,040    $   1,105    $  11,145
Net (Loss)                                                                    (365)        (365)
                                                     ----   ---------    ---------    ---------

BALANCES at March 31, 2000                             --   $  10,040    $     740    $  10,780
                                                     ----   =========    =========    =========

- --------------------------------------------------------------------------------------------------

COMPANY:
Purchase of assets and assumption of liabilities       --   $ 129,324    $      --    $ 129,324
Net Income                                             --                    1,684        1,684
                                                     ----   ---------    ---------    ---------

BALANCES at December 31, 2000                          --   $ 129,324    $   1,684    $ 131,008
                                                     ====   =========    =========    =========


See notes to combined financial statements.

On April 2, 2000, Bass PLC, through its wholly owned subsidiary Bass (U.S.A.), Inc. ("Bass"), acquired all of the outstanding shares of common stock of Bristol Hotels & Resorts. The purchase method of accounting was used to record assets acquired and liabilities assumed by Bass. As a result of the acquisition, purchase accounting, and certain costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations, stockholder's equity and cash flows of these two separate entities

BRISTOL HOTELS & RESORTS TENANT COMPANIES

COMBINED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                         COMPANY       PREDECESSOR
                                                       ------------   -------------
                                                       FOR THE NINE   FOR THE THREE
                                                       MONTHS ENDED   MONTHS ENDED
                                                       DECEMBER 31,   TO MARCH 31,
                                                           2000           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $ 1,684       $  (365)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                        5,735           175
      Accounts receivable                                  1,992        (5,611)
      Inventory                                             (473)         (257)
      Prepaid rent                                           958        (1,517)
      Deferred income tax                                 (1,492)       (1,182)
      Other current assets                                (3,494)          (67)
      Other assets                                            --            10
      Accounts payable and accrued expenses               (5,319)        5,637
      Accrued sales and use tax                           (1,720)        2,211
      Accrued rent                                        (4,828)        7,464
      Advance deposits                                      (613)        1,007
      Due to parent and affiliates                         7,697        (7,449)
                                                         -------       -------

        Net cash provided by operating activities            127            56
                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Improvements to property and equipment                      --          (687)
                                                         -------       -------

        Net cash used in investing activities                 --          (687)
                                                         -------       -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                       127          (631)
                                                         -------       -------

CASH AND CASH EQUIVALENTS, beginning of period             3,367         3,998
                                                         -------       -------

CASH AND CASH EQUIVALENTS, end of period                 $ 3,494       $ 3,367
                                                         =======       =======


See notes to combined financial statements.

BRISTOL HOTELS & RESORTS TENANT COMPANIES

NOTES TO THE COMBINED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND THREE MONTHS ENDED MARCH 31, 2000 (PREDECESSOR)
- --------------------------------------------------------------------------------

1.    ORGANIZATION

      Bristol Hotel & Resorts Tenant Companies (the "Company" and "Predecessor"), represent five wholly owned subsidiaries of Bristol Hotels & Resorts (BH&R), a Delaware corporation, which operate as a single segment within the hospitality industry. On April 2, 2000, Bass PLC, through a subsidiary, Bass (U.S.A.), Inc., completed the acquisition of the remaining outstanding 90.1% of ownership interest in BH&R for total consideration of $157 million. Together the Company accounts for the operations of 101 hotels and properties, operated pursuant to long term operating leases.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principals of Combination - The accompanying combined financial statements include the accounts of the following five tenant companies: Bristol Hotel Tenant Company, Bristol Lodging Tenant Company, Bristol Hospitality Tenant Company, Bristol Salt Lake Tenant Company, and Bristol Hotel Tenant Company Canada. All significant intercompany accounts and transactions have been eliminated. The effects of the purchase transaction on April 2, 2000, mentioned above, have been reflected within the financial statements of the Company. Assets and liabilities assumed in the purchase were recorded at fair value as of March 31, 2000, the effective date of the transaction. Excess of the amount paid over working capital has been recorded as purchased operating leases.

      Cash and Cash Equivalents - Cash and cash equivalents include unrestricted cash in banks and cash on hand. Liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

      Inventory - Inventory, consisting primarily of food and beverage products as well as consumable supplies, is carried at the lower of cost or market. Cost is determined on the first-in, first-out basis.

      Prepaid Rent - In accordance with property leases with FelCor Lodging Trust ("FelCor"), the Company must prepay each month's base rent on the last day of the prior month. At December 31, 2000, this amount was approximately $14.7 million.

      Intangible Asset - The cost of purchased operating leases is being amortized on a straight-line basis over the remaining lives of the lease contracts, approximately 17 years.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported as assets and liabilities and contingent assets and liabilities in these financial statements. Actual results could differ from these estimates.

      Recognition of Revenue - Revenue is recognized when services are rendered. Services are deemed to be rendered at the date upon which a guest occupies a room and/or utilizes the hotel's services.

      Long-Lived Assets - The Company reviews long-lived assets used in operations and goodwill when indicators of impairment are present. Impairment losses are recorded when the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount.

      Income Taxes - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

      New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company adopted the provisions of SFAS 133 and the corresponding amendments under SFAS 138 on October 1, 2000. SFAS 133, as amended by SFAS 138, does not have a material impact on the Company's combined results of operations, financial position, or cash flows.

3.    FELCOR LEASES

      Of the 101 hotels operated by the Company, 100 are subject to long-term operating leases with FelCor. The principal terms of the FelCor leases are summarized below, although certain terms vary from hotel to hotel.

      Term - The leases are for initial terms of three to 15 years, with renewal options on the same terms for a total of 15 years. If a lease has been extended to 15 years, the Company may renew the lease for an additional five years at then current market rates.

      Rent - The Company will pay rent equal to the greater of base rent or percentage rent (contingent rent). The percentage rent is based on specified percentages of various revenue streams. Those percentages will vary within the following ranges:

          Room revenues:                0% to 10% up to a first revenue
                                        breakpoint amount specified for each
                                        hotel, then 70% from such first
                                        breakpoint to the second revenue
                                        breakpoint, then 60% thereafter.

          Food and beverage revenues:   5% to 25%

          Other revenues:               Varying percentages depending on the
                                        nature and source of such revenues.

      The base rent and the thresholds for computing percentage rent under the leases will be adjusted annually to reflect changes in the Consumer Price Index. Rent may be renegotiated if there are material changes in the markets in which the Company operates. Base rent paid for the nine months ended December 31, 2000 was $138.3 million and for the three months ended March 31, 2000 (Predecessor) was $43.3 million. The remaining tenant lease expense was percentage rent in excess of the base amount of $61.0 million and $19.6 million for the nine months ended December 31, 2000 and for the three months ended March 31, 2000 (Predecessor), respectively.

      Future minimum (base) lease payment amounts at December 31, 2000 are as follows (in thousands):

              2001                           $188,065
              2002                            193,707
              2003                            199,518
              2004                            196,081
              2005                            195,318
              Thereafter                      694,067
                                           ----------
                                           $1,666,756
                                           ==========

      Termination - Upon the sale of a property to a third party, FelCor may terminate the lease. The Company would be entitled to damages upon any termination to which it did not consent consisting of a monthly payment equal to one-twelfth of 75% of the cash flow derived from the lease for the prior 12 months. The payment, for the majority of the assets, would be due for a period equal to the remainder of the lease term for the terminated lease. A lease may also be terminated by FelCor if the Company fails to satisfy certain performance targets, liquid net worth tests, defaults under a franchise agreement, or for other criteria. Either party may terminate upon a breach by the other party of the agreements under the lease.

      Insurance, Property Taxes, and Ground Leases - FelCor will pay all real estate and personal property taxes (other than with respect to personal property of the Company), property insurance premiums, and ground lease payments on the leased hotels. The Company will pay for all liability insurance on the leased hotels, which includes extended coverage, comprehensive general public liability, and other insurance appropriate and customary for properties similar to the leased hotels.

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following at December 31, 2000 (in thousands):

          Accrued payroll               $12,805
          Accrued utilities               2,666
          Accrued franchise fees          2,509
          Trade accounts payable            686
          Other accrued expenses          8,059
                                        -------
                                        $26,725
                                        =======

5.    RELATED PARTY TRANSACTIONS

      A subsidiary of BH&R maintains centralized disbursement and cash management systems, and from time to time may advance sums for payment of expenses on behalf of the Company prior to receiving reimbursement. This may result in amounts due to or from the Parent and affiliates. As of December 31, 2000, the Company owed BH&R and affiliates approximately $17.5 million.

      A reconciliation of cash transferred to other BH&R subsidiaries and expenses paid on behalf of the company by other subsidiaries for the three and nine months ended March 31, 2000 (Predecessor) and December 31, 2000, respectively, follows (in thousands):

Due to parent and affiliates, December 31, 1999 (Predecessor)      $  12,755
  Net cash transferred to other BH&R subsidiaries                   (178,985)
  Expenses paid on behalf of Company                                 171,536
                                                                   ---------

Due to parent and affiliates, March 31, 2000 (Predecessor)             5,306
  Net cash transferred to other BH&R subsidiaries                   (606,801)
  Expenses paid on behalf of Company                                 619,004
                                                                   ---------

Due to parent and affiliates, December 31, 2000                    $  17,509
                                                                   =========

      A subsidiary of the BH&R provides management services for the leased properties. The fees are based on a percentage of revenues. The Company paid management fees for the nine months ended December 31, 2000 of $16.8 million for the three months ended March 31, 2000 (Predecessor) of $5.6 million. These amounts are included in property occupancy costs on the accompanying statements of operations.

      A subsidiary of BH&R owns its own proprietary hotel brands, Harvey Hotels and Bristol. Five properties operated by the Company operate hotels under these brands, and incurred royalty fees of $1.2 million for the nine months ended December 31, 2000 and $0.5 million for the three months ended March 31, 2000 (Predecessor). These amounts are included in rooms departmental expense on the accompanying statements of operations.

      The Company has entered into Franchise Agreements with Bass or its affiliates, that generally require the payment of franchise fees of 5% of room revenues. Amounts paid to Bass pursuant to franchise agreements and related marketing, reservation services, frequent guest programs, and royalty fee agreements were $37.4 million for the nine months ended December 31, 2000 and $11.3 million for the three months ended March 31, 2000 (Predecessor).

7.    INCOME TAXES

      The Company files a consolidated federal income tax return with Bass (U.S.A.) Incorporated, its ultimate U.S. parent company. The Company's income tax provision and related tax asset and liability accounts are computed as if the Company filed a separate income tax return. The Company's current federal tax liability is shown on the accompanying balance sheets as a component of the Payable to affiliated company balance. The state income tax receivable or liability is separately stated.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Significant components of the Company's deferred tax asset balance as of December 31, 2000 are (in thousands):

                                          U.S.      CANADA        TOTAL
                                          ---       ------        -----
Allowance for accounts receivable        $  429                  $  429
Accrued expenses                          2,050                   2,050
Accrued reserves                          3,217                   3,217
                                         ------                  ------

Total current deferred tax assets         5,696                   5,696

Depreciation                                635      $(281)         354
                                         ------      -----       ------

Total long-term deferred tax assets         635       (281)         354
                                         ------      -----       ------

Total deferred tax assets                $6,331      $(281)      $6,050
                                         ======      =====       ======

      Significant components of the provision (benefit) for income taxes for the nine months ended December 31, 2000 and the three months ended March 31, 2000 (Predecessor) are as follows (in thousands):

                                   COMPANY             PREDECESSOR
                              -----------------     ------------------
                              NINE MONTHS ENDED     THREE MONTHS ENDED
                              DECEMBER 31, 2000       MARCH 31, 2000
FEDERAL:
  Current                           $ 3,216               $ 859
  Deferred                           (1,292)               (989)
STATE:
  Current                               580                  56
  Deferred                             (222)               (170)
CANADA:
  Current                               494
  Deferred                               22                 (23)
                                    -------               -----

                                    $ 2,798               $(267)
                                    =======               =====

      A reconciliation between the income tax expense recognized in the Company's consolidated statement of operations and the income tax expense computed by applying the U.S. statutory federal income tax rate to earnings before income tax is as follows (in thousands):

                                                 COMPANY                  PREDECESSOR
                                  ------------------------------  ---------------------------
                                               NINE MONTHS                 THREE MONTHS
                                                  ENDED                       ENDED
                                  DECEMBER 31, 2000   PERCENTAGE  MARCH 31, 2000   PERCENTAGE
                                  -----------------   ----------  --------------   ----------
Income tax expense at the
  U.S. federal statutory rate            $1,569          35.0%       $ (221)          35.0%
Effect of non-deductible goodwill
and other permanent differences             902          20.1%           47          (7.4)%
State income taxes, net of federal
  benefit and permanent differences         148           3.3%          (10)           1.6%
Effect of higher Canadian tax rates         179           4.0%          (83)          13.0%
                                         ------          -----       ------           -----

                                         $2,798          62.4%       $ (267)          42.2%
                                         ======          =====       ======           =====

8.    BENEFITS

      The Company offers a Profit Sharing Plan and Trust ("401(k) Plan") to certain employees. The 401(k) Plan is designed to be a qualified trust under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are allowed to defer up to 16% of their income on a pretax basis through contributions to the 401(k) Plan; however, only the first 6% of pretax income is subject to matching by the Company. The Company automatically makes matching contributions of 50% of the employees' matchable contributions and may elect to make matching contributions of up to an additional 50% of the employees' matchable contributions subject to certain performance measures of the Company. Management of the Company decided not to contribute matching contributions for the nine months ended December 31, 2000. The Company provided for matching contributions for the three months ended March 31, 2000 (Predecessor) of $0.6 million.

9.    COMMITMENTS AND CONTINGENCIES

      Substantially all of the Company's hotel properties are operated pursuant to franchise or license agreements ("Franchise Agreements"), primarily with Bass or its affiliates. The Company also operates hotels under franchise agreements with Marriott International, Inc. Hilton Hotels Corporation (formerly Promus Hotels, Inc.), Hawthorn Suites Franchising, Incorporated, and ITT Sheraton Corporation. The Franchise Agreements generally require the payment of a monthly royalty fee based on gross room revenue and various other fees associated with certain marketing or advertising and centralized reservation services, also generally based on gross room revenues. The Franchise Agreements have various durations through the year 2018, and generally may not be terminated without the payment of substantial fees. Franchise marketing and royalty fees of $3.6 million for the nine months ended December 31, 2000 and $1.1 million for the three months ended March 31, 2000 (Predecessor), were paid.

      The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels, which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of trademarks. Compliance with such standards may from time to time require significant expenditures for capital improvements, which would be paid by the property owner.

      The Company is currently involved in certain guest and customer claims, employee wage claims, and other disputes arising in the ordinary course of business. In the opinion of management, the pending litigation will not have a materially adverse effect on the Company's financial position or results of operations.

11.   FAIR VALUE

      The Company has estimated the fair value of its financial instruments at December 31, 2000, as required by Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reasonable estimates of the fair values.

12.   FOREIGN OPERATIONS

      As discussed in Note 1, all operations of the Company are part of the hospitality services industry and it currently reports as a single industry segment. Foreign operations were conducted in Canada in 2000. Revenues generated from Canadian operations were $32.1 million and $9.2 million for the nine months ended December 31, 2000 and three months ended March 31, 2000 (Predecessor), respectively. The Company did not allocate values for purchased operating leases to individual properties. Therefore, an amount related to purchased operating leases has not been disclosed for the Canadian properties.

13.   SUBSEQUENT EVENTS

      The Company sold the leases and transferred the assets of 12 hotels maintained under operating leases to FelCor for consideration of 413,585 shares of FelCor common stock effective January 1, 2001. FelCor has entered into short-term management contracts with Bass to manage two of these 12 hotels. In addition, the Company has entered into an agreement with FelCor to sell the remaining 88 leases effective July 1, 2001. In consideration for the sale of such leases, FelCor will enter into long-term management agreements with Bass and issue 100 shares of FelCor common stock to Bass.

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
                  1999 10-Q") and incorporated herein by reference).

     3.2   -      Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (file no.
                  333-98332) and incorporated herein by reference).

     4.1   -      Form of Share Certificate for Common Stock (filed as Exhibit
                  4.1 to the Registrant's Form 10- Q for the quarter ended June
                  30, 1996, and incorporated herein by reference).

     4.2   -      Form of Share Certificate for $1.95 Series A Cumulative
                  Convertible Preferred Stock (filed as Exhibit 4.4 to the
                  Registrant's Form 8-K dated May 1, 1996, and incorporated
                  herein by reference).

     4.3   -      Form of Share Certificate for 9% Series B Cumulative
                  Redeemable Preferred Stock (filed as Exhibit 4.5 to the
                  Registrant's Form 8-K dated May 29, 1998, and incorporated herein by reference).

     4.4   -      Deposit Agreement dated April 30, 1998, between the Registrant and SunTrust Bank, Atlanta, as preferred share depositary
                  (filed as Exhibit 4.6 to the Registrant's Form 8-K dated May
                  29, 1998, and incorporated herein by reference).

     4.5   -      Form of Depositary Receipt evidencing the Depositary Shares
                  (filed as Exhibit 4.7 to the Registrant's Form 8-K dated May
                  29, 1998, and incorporated herein by reference).

     4.6   -      Indenture dated as of April 22, 1996 by and between the
                  Registrant and SunTrust Bank, Atlanta, Georgia, as Trustee
                  (filed as Exhibit 4.2 to the Registrant's Form 8-K dated May
                  1, 1996 and incorporated herein by reference).

     4.7   -      Indenture dated as of October 1, 1997 by and among FelCor
                  Lodging Limited Partnership, formerly FelCor Suites Limited
                  Partnership (the "Partnership"), the Registrant, the
                  Subsidiary Guarantors named therein and SunTrust Bank,
                  Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the
                  Registration Statement on Form S-4 (file no. 333-39595) and the other co- registrants named therein and incorporated
                  herein by reference).

    4.7.1  -      First Amendment to Indenture dated as of February 5, 1998 by and among the Registrant, the Partnership, the Subsidiary
                  Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registrant's
                  Registration Statement on Form S-4 (file no. 333-39595) and incorporated herein by reference).

  EXHIBIT
  NUMBER           DESCRIPTION OF EXHIBIT
  -------          ----------------------
     4.7.2    -    Second Amendment to Indenture and First Supplemental
                   Indenture dated as of December 30, 1998, by and among the
                   Registrant, the Partnership, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee
                   (filed as Exhibit 4.7.2 to the 1998 10-K and incorporated
                   herein by reference).

     4.7.3    -    Third Amendment to Indenture dated as of March 30,1999 by and among the Partnership, the Registrant, the Subsidiary
                   Guarantors named therein and SunTrust Bank, Atlanta (filed as
                   Exhibit 4.7.3 to the Registrant's Form 10-Q for the quarter ended March 31,1999 ("March 1999 10-Q") and incorporated
                   herein by reference).

     4.7.4    -    Second Supplemental Indenture dated as of August 1, 2000, by and among the Partnership, the Registrant, the Subsidiary
                   Guarantors named therein, who are signatories thereto, and
                   SunTrust Bank (filed as Exhibit 4.2.4 to the Partnership's
                   Registration Statement on Form S-4 (file no. 333- 47506) and incorporated herein by reference).

     4.8      -    Indenture dated as of September 15, 2000, by and among the
                   Partnership, the Registrant, the Subsidiary Guarantors named therein, and SunTrust Bank, as Trustee (filed as Exhibit 4.3 to the Partnership's Registration Statement on Form S-4 (file
                   no. 333-47506) and incorporated herein by reference).

     10.1     -    Amended and Restated Agreement of Limited Partnership of the
                   Partnership (filed as Exhibit 10.1 to the Registrant's Annual
                   Report on Form 10-K/A Amendment No. 1 for the fiscal year
                   ended December 31, 1994 (the "1994 10-K/A") and incorporated herein by reference).

     10.1.1   -    First Amendment to Amended and Restated Agreement of Limited
                   Partnership of the Partnership dated as of November 17, 1995 by and among the Registrant, Promus Hotels, Inc. and all of the persons or entities who are or shall in the future become of the limited partners of the Partnership (filed as Exhibit
                   10.1.1 to the Registrant's Annual Report on Form 10-K, as
                   amended, for the fiscal year ended December 31, 1995 (the
                   "1995 10-K") and incorporated herein by reference).

     10.1.2   -    Second Amendment to Amended and Restated Agreement of Limited
                   Partnership of the Partnership dated as of January 9, 1996 between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the
                   Partnership (filed as Exhibit 10.1.2 to the Registrant's 1995
                   10-K and incorporated herein by reference).

     10.1.3   -    Third Amendment to Amended and Restated Agreement of Limited
                   Partnership of the Partnership dated as of January 10, 1996 by and among the Registrant, MarRay-LexGreen, Inc. and all of the persons and entities who are or shall in the future
                   become limited partners of the Partnership (filed as Exhibit
                   10.1.3 to the Registrant's 1995 10-K and incorporated herein by reference).

     10.1.4   -    Fourth Amendment to the Amended and Restated Agreement of
                   Limited Partnership of the Partnership dated as of January
                   10, 1996 by and among the Registrant, Piscataway-Centennial
                   Associates Limited Partnership and all of the persons or
                   entities who are or shall in the future become limited
                   partners of the Partnership (filed as Exhibit 10.1.4 to the
                   Registrant's 1995 10-K and incorporated herein by reference).

     10.1.5   -    Fifth Amendment to Amended and Restated Agreement of Limited
                   Partnership of the Partnership dated as of May 2, 1996,
                   between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the
                   Partnership, adopting Addendum No. 2 to Amended and Restated
                   Agreement of Limited Partnership of the Partnership dated as of May 2, 1996 (filed as Exhibit 10.1.5 to the Registrant's
                   Form 10-Q for the quarter ended June 30, 1996, and
                   incorporated herein by reference).

  EXHIBIT
  NUMBER          DESCRIPTION OF EXHIBIT
  -------         ----------------------
     10.1.6   -   Sixth Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of September 16, 1996, by and among the Registrant, John B. Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by
                  reference).

     10.1.7   -   Seventh Amendment to Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of May 16,
                  1997, by and among the Registrant, PMB Associates, Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit
                  10.1.7 to the Registrant's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1997, and incorporated herein by reference).

     10.1.8   -   Eighth Amendment to Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of February 6,
                  1998, by and among the Registrant, Columbus/Front Ltd. and all of the persons or entities who are or shall in the future
                  become limited partners of the Partnership (filed as Exhibit
                  10.1.8 to the Registrant's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1997, and incorporated herein by reference).

     10.1.9   -   Ninth Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of May 1, 1998,
                  between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the
                  Partnership, adopting Addendum No. 3 to Amended and Restated
                  Agreement of Limited Partnership dated as of May 1, 1998
                  (filed as Exhibit 10.1.9 to the Registrant's Form 8-K dated
                  May 29, 1998, and incorporated herein by reference).

     10.1.10  -   Tenth Amendment to Amended and Restated Agreement of Limited
                  Partnership of the Partnership dated as of June 22, 1998, by and among the Registrant, Schenley Hotel Associates, and all of the persons or entities who are or shall in the future
                  become limited partners of the Partnership (filed as Exhibit
                  10.1.10 to the Registrant's Form 10-Q for the quarter ended
                  October 30, 1998, and incorporated herein by reference).

     10.1.11  -   Eleventh Amendment to Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of July 28,
                  1998, between the Registrant and all of the persons or
                  entities who are or shall in the future become limited
                  partners of the Partnership, changing the name of the
                  Partnership to "FelCor Lodging Limited Partnership" (filed as
                  Exhibit 10.1.11 to the Registrant's Form 10-Q for the quarter ended October 30, 1998, and incorporated herein by reference).

     10.1.12  -   Twelfth Amendment to Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of December
                  29, 1998, between the Registrant and all of the persons or entities who are or shall in the future become limited
                  partners of the Partnership, amending certain provisions of the Partnership Agreement (filed as Exhibit 10.1.12 to the
                  Registrant's 1998 10-K and incorporated herein by reference).

     10.1.13  -   Thirteenth Amendment to Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of December
                  31, 1998, by and between the Registrant, FelCor Nevada
                  Holdings, L.L.C. and all of the persons or entities who are or shall in the future become limited partners of the Partnership
                  (filed as Exhibit 10.1.13 to the Registrant's 1998 10-K and incorporated herein by reference).

     10.1.14  -   Fourteenth Amendment to Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated as of March 1,
                  1999, by and among the Registrant, Huie Properties, Ltd., and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit
                  10.1.14 to the Registrant's 1998 10-K and incorporated herein by reference).

    EXHIBIT
    NUMBER         DESCRIPTION OF EXHIBIT
    -------        ----------------------
    10.1.15   -    Fifteenth Amendment to Amended and Restated Agreement of
                   Limited Partnership of the Partnership dated as of October
                   15, 1999, by and among the Registrant, SRS Properties Limited
                   Partnership, and all of the persons and entities who are or shall in the future become limited partners of the
                   Partnership. (filed as Exhibit 10.1.15 to the Registrant's
                   Annual Report on Form 10-K for the fiscal year ended December
                   31, 1999 (the "1999 10-K") and incorporated herein by
                   reference).

     10.1.16  -    Sixteenth Amendment to Amended and Restated Agreement of
                   Limited Partnership of the Partnership dated as of February
                   27, 2000, by and among the Registrant, Bass America, Inc., and all of the persons and entities who are or shall in the future become limited partners of the Partnership. (filed as
                   Exhibit 10.1.16 to the Registrant's 1999 10-K and
                   incorporated herein by reference).

     10.1.17* -    Seventeenth Amendment to Amended and Restated Agreement of
                   Limited Partnership of the Partnership dated as of November
                   1, 2000, by and among the Registrant, Bass America, Inc., and all of the persons and entities who are or shall in the
                   future become limited partners of the Partnership.

     10.2     -    Form of Lease Agreement between the Partnership as Lessor and
                   DJONT Operations, L.L.C. or its subsidiaries ("DJONT") as
                   Lessee (filed as Exhibit 10.2.1 to the Registrant's 1995 10-K and incorporated herein by reference).

     10.2.1   -    Omnibus Lease Amendment Agreement dated as of June 30, 1998 among the Registrant, the Partnership and DJONT to clarify the meaning of Article III of the lease as represented by the actual course of dealing between lessors and lessees under such leases (filed as Exhibit 10.19 to the Registrant's Form
                   10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

     10.3     -    Form of Lease Agreement between the Partnership as Lessor and a subsidiary of Bristol Hotels & Resorts ("BHR") as Lessee
                   (the "Bristol Lease Agreement") (filed as Exhibit 10.3 to the
                   Registrant's 1998 10-K and incorporated herein by reference).

     10.3.1   -    Amended and Restated Master Hotel Agreement dated as of July
                   27, 1998 among the Registrant, the Partnership, BHR and the lessors and lessees named therein (filed as Exhibit 10.17 to the Registrant's Form 8-K dated August 10, 1998, and
                   incorporated herein by reference).

     10.4     -    Employment Agreement dated as of July 28, 1994 between the
                   Registrant and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to the Registrant's 1994 10-K/A and incorporated herein by reference).

     10.5     -    Restricted Stock and Stock Option Plan of the Registrant
                   (filed as Exhibit 10.9 to the Registrant's 1994 10- K/A and incorporated herein by reference).

     10.6     -    Savings and Investment Plan of the Registrant (filed as
                   Exhibit 10.10 to the Registrant's 1994 10- K/A and
                   incorporated herein by reference).

     10.7     -    1995 Restricted Stock and Stock Option Plan of the Registrant
                   (filed as Exhibit 10.9.2 to the Registrant's 1995 10- K and incorporated herein by reference).

     10.8     -    Non-Qualified Deferred Compensation Plan, as amended and
                   restated July 1999 (filed as exhibit 10.9 to the Registrant's
                   Form 10-Q for the quarter ended September 30,1999 ("September
                   1999 10-Q") and incorporated herein by reference).

    EXHIBIT
    NUMBER        DESCRIPTION OF EXHIBIT
    -------       ----------------------

     10.9     -   1998 Restricted Stock and Stock Option Plan (filed as Exhibit
                  4.2 to the Registrant's Registration Statement on Form S-8
                  (file no. 333-66041) and incorporated herein by reference).

     10.10    -   Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant's Post-Effective Amendment
                  on Form S-3 to Form S-4 Registration Statement (file no.
                  333-50509) and incorporated herein by reference).

     10.11    -   Amended and Restated Stock Option Plan for Non-Employee
                  Directors (filed as Exhibit 99.2 to the Registrant's
                  Post-Effective Amendment on Form S-3 to Form S-4 Registration
                  Statement (file no. 333-50509) and incorporated herein by
                  reference).

     10.12    -   Form of Severance Agreement for executive officers and certain key employees of the Registrant (filed as Exhibit 10.13 to the
                  Registrant's 1998 10-K and incorporated herein by reference).

     10.13    -   Agreement dated as of April 15, 1995 among the Registrant, the
                  Partnership, FelCor, Inc., Thomas J. Corcoran, Jr. and Hervey
                  A. Feldman relating to purchase of securities (filed as
                  Exhibit 10.15 to the Registrant's Registration Statement on
                  Form S-11 (file no. 333-91870) and incorporated herein by
                  reference).

     10.14    -   Voting and Cooperation Agreement dated as of March 23, 1998 among the Registrant, Bristol, Bass America Inc., Holiday
                  Corporation and United/Harvey Holdings, L.P. (filed as Exhibit
                  99.7 to the Registrant's Registration Statement on Form S-4
                  (file no. 333-50509) and incorporated herein by reference).

     10.15    -   Spin-Off Agreement dated as of March 23, 1998 among Bristol,
                  Bristol Hotel Management Corporation and Bristol Hotel and
                  Resorts, Inc., as agreed to by the Registrant (filed as
                  Exhibit 99.8 to the Registrant's Registration Statement on
                  Form S-4 (file no. 333-50509) and incorporated herein by
                  reference).

     10.16    -   Stockholders' and Registration Rights Agreement dated as of
                  July 27, 1998 by and among the Registrant, Bass America, Inc.,
                  Holiday Corporation, Bass plc, United/Harvey Investors I,
                  L.P., United/Harvey Investors II, L.P., United/Harvey
                  Investors III, L.P., United/Harvey Investors IV, L.P., and
                  United/Harvey Investors V, L.P. (filed as Exhibit 10.18 to the
                  Registrant's Form 8-K dated August 10, 1998, and incorporated herein by reference).

     10.17*   -   Sixth Amended and Restated Credit Agreement dated as of
                  December 18, 2000, among the Registrant, the Partnership and
                  FelCor Canada Co., as Borrowers, the Lenders party thereto,
                  The Chase Manhattan Bank and The Chase Manhattan Bank of
                  Canada, as Administrative Agents, Chase Securities, Inc., as
                  Joint Lead Arranger, Joint Book Manager and Syndication Agent,
                  Bankers Trust Company, as Joint Lead Arranger, Joint Book
                  Manager and Documentation Agent, Bank of America, N.A. and
                  Wells Fargo Bank, National Association, as Documentation
                  Agents.

     10.18    -   Loan Agreement dated as of October 10, 1997 among Bristol
                  Lodging Company, Bristol Lodging Holding Company, Nomura Asset
                  Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for
                  Lenders (filed as Exhibit 10.10 to the Bristol Hotel Company
                  Annual Report on Form 10-K for the year ended December 31,
                  1997 and incorporated herein by reference).

     10.18.1  -   First Amendment to Loan Agreement and Ancillary Loan Documents
                  made as of May 28, 1999, among FelCor Lodging Company, L.L.C.,
                  FelCor Lodging Holding Company, L.L.C. and LaSalle National
                  Bank, as Trustee for Nomura Asset Securities Corporation
                  Commercial Pass-Through Certificates Series 1998-D6, as
                  administrative agent and collateral agent (filed as Exhibit
                  10.19.1 to the Registrant's 1999 10-K and incorporated herein by reference).

    EXHIBIT
    NUMBER        DESCRIPTION OF EXHIBIT
    -------       ----------------------
     10.19    -   Deed of Trust, Security Agreement, Assignment of Leases and
                  Rents, Fixture Filing and Financing Statement, Dated March 1,
                  1999, by FelCor Hotel Company II, Ltd., as Grantor, to Howard
                  E. Schreiber, Trustee, in trust for the benefit of Banker
                  Trust Company, as Beneficiary (filed as Exhibit 10.21 to the
                  Registrant's March 1999 10-Q and incorporated herein by
                  reference).

     10.20    -   Loan Agreement, dated April 1, 1999, among the Registrant and the Partnership, as Borrower, The Lenders Party Thereto and
                  The Chase Manhattan Bank, as Administrative Agent and
                  Collateral Agent (filed as Exhibit 10.22.1 to the Registrant's
                  March 1999 10-Q and incorporated herein by reference).

     10.20.1  -   Guaranty, dated April 1, 1999, made by each of the named
                  Guarantors therein, who are signatories thereto (filed as
                  Exhibit 10.22.2 to the Registrant's March 1999 10-Q and
                  incorporated herein by reference).

     10.20.2  -   Pledge and Security Agreement, dated April 1, 1999, made by each of the named Pledgors therein, who are signatories
                  thereto, in favor of The Chase Manhattan Bank, as Collateral
                  Agent (filed as Exhibit 10.22.3 to the Registrant's March 1999
                  10-Q and incorporated herein by reference).

     10.20.3  -   Second Amendment to Loan Agreement dated as of August 20,1999, among the Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan
                  Bank, as Administrative Agent (filed as Exhibit 10.22.4 to the
                  Registrant's September 1999 10-Q and incorporated herein by reference).

     10.20.4  -   Third Amendment to Loan Agreement dated as of December 1,1999, among the Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan
                  Bank, as Administrative Agent (filed as Exhibit 10.21.4 to the
                  Registrant's 1999 10-K and incorporated herein by reference).

     10.20.5  -   Fourth Amendment to Loan Agreement dated as of August 7, 2000, among the Registrant and the Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan
                  Bank, as Administrative Agent (filed as Exhibit 10.21.6 to the
                  Partnership's Registration Statement on Form S-4 (file no.
                  333-47506) and incorporated herein by reference).

     10.21    -   Form of Mortgage, Security Agreement and Fixture Filing by and
                  between FelCor/CSS Holdings, L.P. as Mortgagor and The
                  Prudential Insurance Company of America, as Mortgagee (filed as Exhibit 10.23 to the Registrant's March 1999 10-Q and
                  incorporated herein by reference).

     10.21.1  -   Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS Holdings, Ltd.,
                  payable to the order of The Prudential Insurance Company of
                  America (filed as Exhibit 10.23.1 to the Registrant's Form
                  10-Q for the quarter ended June 30,1999 ("June 1999 10-Q") and incorporated herein by reference).

     10.22    -   Form of Deed of Trust, Security Agreement and Fixture Filing,
                  each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance
                  Company, as Trustee, and Massachusetts Mutual Life Insurance
                  Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                  Exhibit 10.23.1, also executed by FelCor/CSS Holdings, L.P.
                  with respect to the Embassy Suites-Anaheim and Embassy
                  Suites-Deerfield Beach, and by the Partnership with respect to the Embassy Suites- Palm Desert (filed as Exhibit 10.24.2 to the Registrant's June 1999 10-Q and incorporated herein by reference).

     10.22.1  -   Form of six separate Promissory Notes each dated May 12, 1999, made by FelCor/MM Holdings, L.P. payable to the order of
                  Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy
                  Suites-Dallas Market Center), $14,000,000

    EXHIBIT
    NUMBER        DESCRIPTION OF EXHIBIT
    -------       ----------------------
                  (Embassy Suites-Dallas Love Field), $12,450,000 (Embassy
                  Suites-Tempe), $11,550,000 (Embassy Suites-Anaheim),
                  $8,900,000 (Embassy Suites-Palm Desert), $15,600,000 (Embassy
                  Suites-Deerfield Beach) (filed as Exhibit 10.24.1 to the
                  Registrant's June 1999 10-Q and incorporated herein by
                  reference).

     10.23    -   Form Deed of Trust and Security Agreement and Fixture Filing
                  with Assignment of Leases and Rents, each dated as of April
                  20, 2000, from FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts Mutual Life Insurance Company and
                  Teachers Insurance and Annuity Association of America, as
                  Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.24.2
                  (filed as Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 (the "June 2000 10-Q") and
                  incorporated herein by reference).

     10.23.1  -   Form of Accommodation Cross-Collateralization Mortgage and
                  Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts
                  Mutual Life Insurance Company and Teachers Insurance and
                  Annuity Association of America (filed as Exhibit 10.24.1 to the Registrant's June 2000 10-Q and incorporated herein by reference).

     10.23.2  -   Form of fourteen separate Promissory Notes each dated April
                  20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each
                  separately payable to the order of Massachusetts Mutual Life
                  Insurance Company and Teachers Insurance and Annuity
                  Association of America, respectively, in the respective
                  original principal amounts of $13,500,000 (Phoenix (Crescent),
                  Arizona), $13,500,000 (Phoenix (Crescent), Arizona),
                  $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000
                  (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta
                  Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia),
                  $12,500,000 (Chicago O'Hare Airport, Illinois), $12,500,000
                  (Chicago O'Hare Airport, Illinois), $3,500,000 (Lexington,
                  Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000
                  (Philadelphia Society Hill, Philadelphia), $17,000,000
                  (Philadelphia Society Hill, Philadelphia), $10,500,000 (South
                  Burlington, Vermont), and, $10,500,000 (South Burlington,
                  Vermont) (filed as Exhibit 10.24.2 to the Registrant's June
                  2000 10-Q and incorporated herein by reference).

     10.24    -   Form Deed of Trust and Security Agreement, each dated as of
                  May 2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C.,
                  FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield
                  Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB
                  Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C.,
                  FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF
                  Holdings, L.P., each as Borrower, in favor of The Chase
                  Manhattan Bank, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                  Exhibit 10.25.1 (filed as Exhibit 10.25 to the Registrant's
                  June 2000 10-Q and incorporated herein by reference).

     10.24.1  -   Form of eight separate Promissory Notes each dated May 2,
                  2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB
                  Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C.,
                  FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings,
                  L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB
                  Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P.,
                  each separately payable to the order of The Chase Manhattan
                  Bank in the respective original principal amounts of
                  $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston
                  Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield,
                  Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000
                  (Orlando South, Florida), $32,650,000 (New Orleans,
                  Louisiana), $20,728,000 (Piscataway, New Jersey), and
                  $26,268,000 (South San Francisco, California) (filed as
                  Exhibit 10.25.1 to the Registrant's June 2000 10-Q and
                  incorporated herein by reference).

    EXHIBIT
    NUMBER        DESCRIPTION OF EXHIBIT
    -------       ----------------------
     10.25    -   Registration Rights Agreement dated as of September 8, 2000 among the Registrant, the Partnership, Deutsche Banc
                  Securities Inc., Chase Securities Inc., Morgan Stanley & Co.
                  Incorporated, Banc of America Securities LLC, Banc One Capital
                  Markets, Inc., Credit Lyonnais Securities (USA) Inc., and
                  Scotia Capital (USA) Inc. (filed as Exhibit 10.26 to the
                  Partnership's Registration Statement on Form S-4 (file no.
                  333-47506) and incorporated herein by reference).

     10.26*   -   Registration Rights Agreement dated as of January 11, 2001 among the Registrant, the Partnership and Deutsche Bank
                  Securities Inc.

     21*      -   List of Subsidiaries of the Registrant.

     23.1*    -   Consent of PricewaterhouseCoopers LLP.

     23.2*    -   Consent of Deloitte & Touche LLP.

- ----------
     *   Filed herewith.