Form 10-Q
period 2001-03-31
FELCOR LODGING TRUST INC
filed 2001-05-15
CIK 923603

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

            The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on May 10, 2001 was 52,975,541.

--------------------------------------------------------------------------------

                        FELCOR LODGING TRUST INCORPORATED

                                      INDEX

                                                                                                               Page
                                                                                                               ----

                                           PART I. -- FINANCIAL INFORMATION

Item 1.    Financial Statements.............................................................................     3
              Consolidated Balance Sheets - March 31, 2001 (Unaudited)
                   and December 31, 2000....................................................................     3
              Consolidated Statements of Operations - For the Three Months
                   Ended March 31, 2001 and 2000 (Unaudited)................................................     4
              Consolidated Statements of Cash Flows -- For the Three Months
                   Ended March 31, 2001 and 2000 (Unaudited)................................................     5
              Notes to Consolidated Financial Statements....................................................     6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
              General/First Quarter Activities..............................................................     16
              Results of Operations.........................................................................     17
              Liquidity and Capital Resources...............................................................     22
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................     24

                                            PART II. - OTHER INFORMATION

Item 5.    Other Information................................................................................     27
Item 6.    Exhibits and Reports on Form 8-K.................................................................     27

SIGNATURE...................................................................................................     28

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FELCOR LODGING TRUST INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         MARCH 31,          DECEMBER 31,
                                                                                           2001                 2000
                                                                                        -----------         ------------
                                                                                        (UNAUDITED)
                                     ASSETS

Investment in hotels, net of accumulated depreciation of $512,395
   at March 31, 2001 and $473,101 at December 31, 2000 .........................        $ 3,734,891         $ 3,750,275
Investment in unconsolidated entities ..........................................            150,960             128,593
Assets held for sale ...........................................................             58,733             129,294
Cash and cash equivalents ......................................................             60,743              26,060
Accounts receivable ............................................................             47,857               3,183
Due from Lessees ...............................................................                                 28,058
Note receivable from unconsolidated entity .....................................                                  7,695
Deferred expenses, net of accumulated amortization of $8,394
   at March 31, 2001 and $7,146 at December 31, 2000 ...........................             23,874              23,944
Prepaid assets .................................................................             11,731               5,522
Other assets ...................................................................              8,015                 979
                                                                                        -----------         -----------

            Total assets .......................................................        $ 4,096,804         $ 4,103,603
                                                                                        ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt ...........................................................................        $ 1,812,690         $ 1,838,241
Distributions payable ..........................................................             34,196              33,957
Accrued expenses and other liabilities .........................................            144,900              94,232
Deferred rent ..................................................................              5,254
Minority interest in Operating Partnership, 9,014 and 8,597 units issued and
  outstanding at March 31, 2001 and December 31, 2000, respectively ............            255,577             252,294
Minority interest in other partnerships ........................................             49,949              50,774
                                                                                        -----------         -----------

            Total liabilities ..................................................          2,302,566           2,269,498
                                                                                        -----------         -----------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
   Series A Cumulative Preferred Stock, 5,981 shares issued and outstanding ....            149,515             149,515
   Series B Redeemable Preferred Stock, 58 shares issued and outstanding .......            143,750             143,750
Common stock, $.01 par value, 200,000 shares authorized, 69,892 and 69,415 shares issued, including shares in treasury, at March 31, 2001
   and December 31, 2000, respectively .........................................                699                 694
Additional paid-in capital .....................................................          2,064,469           2,064,909
Accumulated other comprehensive income .........................................             (4,844)
Distributions in excess of earnings ............................................           (243,490)           (201,598)
                                                                                        -----------         -----------
                                                                                          2,110,099           2,157,270
Less:  Common stock in treasury, at cost, 16,498 shares and 16,906 shares
       at March 31, 2001 and December 31, 2000, respectively ...................           (315,861)           (323,165)
                                                                                        -----------         -----------

            Total shareholders' equity .........................................          1,794,238           1,834,105
                                                                                        -----------         -----------

            Total liabilities and shareholders' equity .........................        $ 4,096,804         $ 4,103,603
                                                                                        ===========         ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         ---------------------------
                                                                           2001              2000
                                                                         ---------         ---------
Revenues:
   Hotel operating revenue:
     Room .......................................................        $ 192,227
     Food and beverage ..........................................           27,652
     Other operating departments ................................           11,612
   Percentage lease revenue .....................................           51,531         $ 123,049
   Retail space rental and other revenue ........................            2,722             1,453
   Equity in income from unconsolidated entities ................            2,150             1,879
                                                                         ---------         ---------
            Total revenues ......................................          287,894           126,381
                                                                         ---------         ---------

Expenses:
   Hotel operating expenses:
     Room .......................................................           38,230
     Food and beverage ..........................................           20,104
     Other operating departments ................................           11,921
   Management fees ..............................................            7,098
   Other property operating costs ...............................           63,379
   Property taxes, insurance and other ..........................           37,978            23,065
                                                                         ---------         ---------
            Total operating expenses ............................          178,710            23,065
                                                                         ---------         ---------

Operating income ................................................          109,184           103,316

   Corporate expenses ...........................................            2,884             3,399
   Interest expense .............................................           39,356            37,480
   Depreciation .................................................           39,808            40,400
   Lease termination costs ......................................           36,226
   Minority interests ...........................................             (450)            1,972
   Other ........................................................              639             1,138
                                                                         ---------         ---------
Income (loss) before nonrecurring items .........................           (9,279)           18,927
   Gain on sale of assets .......................................            2,473
                                                                         ---------         ---------
Net income (loss) ...............................................           (6,806)           18,927
Preferred dividends .............................................           (6,150)           (6,184)
                                                                         ---------         ---------
Net income (loss) applicable to common shareholders .............        $ (12,956)        $  12,743
                                                                         =========         =========

Per common share data:
Basic:
     Net income (loss) applicable to common shareholders ........        $   (0.25)        $    0.21
                                                                         =========         =========
     Weighted average common shares outstanding .................           52,595            59,356

Diluted:
     Net income (loss) applicable to common shareholders ........        $   (0.25)        $    0.21
                                                                         =========         =========
     Weighted average common shares outstanding .................           52,595            59,377



        The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)

                                                                                                       THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                  ---------------------------
                                                                                                    2001              2000
                                                                                                  ---------         ---------
Cash flows from operating activities:
          Net income (loss) ..............................................................        $  (6,806)        $  18,927
          Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation .........................................................           39,808            40,400
                    Gain on sale of assets ...............................................           (2,473)
                    Amortization of deferred financing fees ..............................            1,248             1,134
                    Accretion of debt ....................................................             (180)             (224)
                    Amortization of unearned officers' and directors' compensation .......              476               160
                    Equity in income from unconsolidated entities ........................           (2,150)           (1,879)
                    Lease termination costs (non-cash) ...................................           36,189
                    Minority interests ...................................................             (450)            1,972
              Changes in assets and liabilities:
                    Due from Lessees .....................................................          (10,064)          (15,146)
                    Deferred expenses ....................................................           (1,178)           (5,154)
                    Prepaid assets .......................................................           (3,125)            2,443
                    Other assets .........................................................           (9,537)           (5,263)
                    Deferred rent ........................................................            5,254             8,854
                    Accrued expenses and other liabilities ...............................           (6,148)            5,981
                                                                                                  ---------         ---------
                              Net cash flow provided by operating activities .............           40,864            52,205
                                                                                                  ---------         ---------

Cash flows provided by (used in) investing activities:
          Improvements and additions to hotels ...........................................          (13,923)          (23,327)
          Proceeds from sale of interest in hotels .......................................           48,124
          Operating cash received in acquisition of lessee ...............................           25,583
          Proceeds from sale of assets ...................................................            3,414
          Cash distributions from unconsolidated entities ................................            1,565             4,519
                                                                                                  ---------         ---------
                              Net cash flow provided by (used in) investing activities ...           64,763           (18,808)
                                                                                                  ---------         ---------

Cash flows provided by (used in) financing activities:
          Proceeds from borrowings .......................................................          215,716           108,000
          Repayment of borrowings ........................................................         (241,087)          (41,888)
          Purchase of treasury stock .....................................................           (3,926)          (42,677)
          Proceeds from exercise of stock option .........................................              692
          Distributions paid to minority interest ........................................           (2,581)
          Distributions paid to limited partners .........................................           (4,729)           (1,645)
          Distributions paid to preferred shareholders ...................................           (6,150)           (6,184)
          Distributions paid to common shareholders ......................................          (28,879)          (34,372)
                                                                                                  ---------         ---------
                              Net cash flow used in financing activities .................          (70,944)          (18,766)
                                                                                                  ---------         ---------

Net change in cash and cash equivalents ..................................................           34,683            14,631
Cash and cash equivalents at beginning of periods ........................................           26,060            36,123
                                                                                                  ---------         ---------
Cash and cash equivalents at end of periods ..............................................        $  60,743         $  50,754
                                                                                                  =========         =========

Supplemental cash flow information -
          Interest paid ..................................................................        $  43,643         $  28,012
                                                                                                  =========         =========


        The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION

            FelCor Lodging Trust Incorporated ("FelCor") is the nation's second largest hotel real estate investment trust ("REIT"). At March 31, 2001, it owned interests in 186 hotels with nearly 50,000 rooms and suites (collectively, the "Hotels") through its greater than 85% equity interest in FelCor Lodging Limited Partnership (the "Operating Partnership"). FelCor, the Operating Partnership, and their subsidiaries are referred to, collectively, as the "Company". At March 31, 2001, the Company owned 100% of the interest in 153 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 24 hotels.

            On January 1, 2001, the REIT Modernization Act ("RMA") went into effect. Among other things, the RMA permits a REIT to form taxable subsidiaries that lease hotels from the REIT, provided that the hotels continue to be managed by unrelated third parties. Effective January 1, 2001, the Company completed transactions that resulted in its newly formed taxable subsidiaries acquiring leases for 96 hotels that were leased to either DJONT Operations, L.L.C. and its consolidated subsidiaries (collectively "DJONT") or subsidiaries of Bass plc ("Bass"). By acquiring these leases through its taxable subsidiaries, the Company has acquired the economic benefits and risks of these hotel operations and will report hotel revenues and expenses rather than percentage lease revenues. Additionally, in March 2001, the Company entered into an agreement to acquire its remaining 88 hotel leases held by Bass. This transaction will be effective July 1, 2001.

            The following table provides a schedule of the Hotels by brand, broken out between those hotels operated under a lease with Bass and those hotels whose operations are consolidated for purposes of the Company's financial statements at March 31, 2001:

                                                                                                  BASS
                                 BRAND                                        CONSOLIDATED       LEASED           TOTAL
                                 -----                                        ------------       ------           -----
               Hilton(R)Brands:
                        Embassy Suites(R)                                           59                              59
                        Doubletree(R)and Doubletree Guest Suites(R)                 14                              14
                        Hampton Inn(R)                                               4               5               9
                        Hilton Suites(R)                                             1                               1
                        Homewood Suites(R)                                           1                               1
               Bass Brands:
                        Holiday Inn(R)                                               1              43              44
                        Crowne Plaza(R)and Crowne Plaza Suites(R)                                   18              18
                        Holiday Inn Select(R)                                                       10              10
                        Holiday Inn Express(R)                                                       5               5
               Starwood Brands:
                        Sheraton(R)and Sheraton Suites(R)                           10                              10
                        Westin(R)                                                    1                               1
               Other Brands                                                          8               6              14
                                                                                  ----            ----            ----
                             Total Hotels                                           98              88             186
                                                                                  ====            ====            ====


            The Hotels are located in the United States (35 states) and Canada, with a concentration in Texas (41 hotels), California (19 hotels), Florida (18 hotels) and Georgia (15 hotels).

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION -- (CONTINUED)

            At March 31, 2001, (i) subsidiaries of Bass managed 91 of the Hotels, (ii) subsidiaries of Hilton managed 72 of the Hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") managed 11 of the Hotels, (iv) subsidiaries of Interstate Hotels Corporation ("IHC") managed eight of the Hotels and (v) three independent management companies managed the four remaining Hotels

            Effective January 1, 2001, with the enactment of the RMA, the Company acquired and contributed to a newly formed taxable REIT subsidiary, all the equity interests in DJONT. In consideration for the acquisition, the Operating Partnership issued an aggregate of 416,667 units of limited partnership interest valued at approximately $10 million which, together with DJONT's accumulated shareholders' deficit of $24.5 million, was expensed as a lease termination cost in the first quarter of 2001.

            Effective January 1, 2001, the Company completed the acquisition of 12 of the leases which were held by Bass. In consideration for the acquisition of such leases, the Company issued to Bass 413,585 shares of FelCor common stock valued at approximately $10 million. Of this $10 million in consideration for acquisition of these leases, approximately $8.3 million associated with 11 of the hotels had been previously accrued in connection with the hotels designated as held for sale and $1.7 million was expensed as lease termination costs in the first quarter of 2001. Of the 12 hotels, one has been sold, eight have been contributed to a joint venture with IHC, two remain to be sold and one will be retained. In March 2001, the Company contributed the eight hotels managed by IHC to a joint venture with IHC. In March 2001, the Company entered into an agreement with Bass to acquire the remaining 88 leases effective July 1, 2001. In consideration for the acquisition of such leases, the Company will enter into long-term management agreements with Bass with regard to these hotels and issue to Bass 100 shares of FelCor common stock. A portion of the management fees with respect to the 88 hotels to be managed by Bass under long-term management agreements will be considered to be lease termination costs and the Company will record a lease termination expense of approximately $125 million in the third quarter of 2001. At that time, the Company will record a corresponding liability of approximately $125 million that will be amortized over the term of the applicable management agreements.

            Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or shareholder's equity.

            The financial information for the three months ended March 31, 2001 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

2.          DEFERRED RENT

            The Company recorded deferred income under Staff Accounting Bulletin No. 101 (SAB 101) of $5.3 million for the quarter ended March 31, 2001 on the Bass leased hotels. This deferred rent will be recognized as Percentage Lease Revenue upon acquisition of the Bass leases.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.          ASSETS HELD FOR SALE

            In the second quarter of 2000, the Company identified 25 hotels that it considered non-strategic and announced its intention to sell such hotels by June 30, 2001. In connection with the decision to sell these hotels, the Company recorded, at June 30, 2000, a reserve of $63 million representing the difference between the net book value of these hotels and the estimated net proceeds. No depreciation expense has been recorded on these hotels since June 30, 2000. Percentage lease revenue related to the assets held for sale, less costs associated with those assets, were included in the Company's results of operations for the three months ended March 31, 2001 and 2000, and represented income of $5.8 million and $3.2 million, respectively.

            In March 2001, the Company contributed eight of the hotels held for sale to an entity in which the Company owns a 50% equity interest and a subsidiary of IHC holds the other 50% equity interest. The Company contributed assets with a book value of approximately $77 million, received net cash proceeds of $48 million and retained a $17 million preferred interest.

4.          INVESTMENT IN UNCONSOLIDATED ENTITIES

            The Company owned 50% interests in separate entities owning 24 hotels at March 31, 2001, and 16 hotels at March 31, 2000, a parcel of undeveloped land, and a condominium management company. The Company also holds a 50% interest in an entity that develops condominiums for sale. The Company accounts for its investments in these unconsolidated entities under the equity method.


            Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                                MARCH 31,           DECEMBER 31,
                                                                                  2001                  2000
                                                                                ---------           ------------
               Balance sheet information:
                  Investment in hotels ...............................          $ 359,008           $ 294,941
                  Non-recourse mortgage debt .........................          $ 268,615           $ 225,302
                  Equity .............................................          $ 113,707           $  82,986


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      ------------------
                                                                                  2001                2000
                                                                                ---------           ---------
               STATEMENTS OF OPERATIONS INFORMATION:
               Total revenues ........................................          $  17,250           $  17,929
               Net income ............................................          $   5,315           $   5,360

               Net income attributable to the Company ................          $   2,685           $   2,414
               Amortization of cost in excess of book value ..........               (535)               (535)
                                                                                ---------           ---------
               Equity in income from unconsolidated entities .........          $   2,150           $   1,879
                                                                                =========           =========

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.          DEBT

            Debt at March 31, 2001, and December 31, 2000, consisted of the following (in thousands):


                                                                                                     MARCH          DECEMBER 31,
                                       COLLATERAL      INTEREST RATE         MATURITY DATE            2001              2000
                                       ----------      -------------         -------------         ----------       ------------
FLOATING RATE DEBT:
Line of credit                             None        LIBOR + 200bp            August 2003                          $  112,000
Mortgage debt                          3 hotels        LIBOR + 200bp          February 2003        $   61,744            61,909
Promissory note                            None        LIBOR + 200bp              June 2016               650               650
                                                                                                   ----------        ----------
Total floating rate debt                                                                               62,394           174,559
                                                                                                   ----------        ----------

FIXED RATE DEBT:
Line of credit - swapped                   None                 7.66%           August 2003           248,900           250,000
Publicly-traded term notes                 None                 7.38%          October 2004           174,537           174,505
Publicly-traded term notes                 None                 7.63%          October 2007           124,345           124,320
Publicly-traded term notes                 None                 9.50%        September 2008           101,757
Publicly-traded term notes                 None                 9.50%          October 2008           394,902           394,731
Mortgage debt                         15 hotels                 7.24%         November 2007           139,479           140,148
Mortgage debt                          7 hotels                 7.54%            April 2009            97,219            97,604
Mortgage debt                          6 hotels                 7.55%             June 2009            73,102            73,389
Mortgage debt                          7 hotels                 8.73%              May 2010           143,602           144,032
Mortgage debt                          8 hotels                 8.70%              May 2010           184,280           184,829
Other                                 13 hotels         6.96% - 7.23%           2000 - 2005            68,173            80,124
                                                                                                   ----------        ----------
Total fixed rate debt                                                                               1,750,296         1,663,682
                                                                                                   ----------        ----------
Total debt                                                                                         $1,812,690        $1,838,241
                                                                                                   ==========        ==========

            One month LIBOR at March 31, 2001, was 5.078%.

            The Company's line of credit is matched with interest rate swap agreements which effectively convert the variable rate on the line of credit to a fixed rate.

            The line of credit contains various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At March 31, 2001, the Company was in compliance with all such covenants.

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

            Interest expense is reported net of interest income of $737,000 and $424,000 at March 31, 2001 and 2000, respectively and capitalized interest of $119,000 and $223,000, respectively.

            On January 11, 2001, the Company completed the private placement of $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a premium to yield an effective rate of 9 1/8%. The proceeds were used initially to pay down the company's line of credit.

6.          ADOPTION OF SFAS 133

            On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.          ADOPTION OF SFAS 133 -- (CONTINUED)

income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and the nature of the hedging activity.

            Upon adoption of SFAS 133, on January 1, 2001, the Company recorded the fair value of its interest rate swap agreements as an asset of $248,000 with a corresponding credit to accumulated other comprehensive income reported in shareholders equity.

            As of March 31, 2001, the fair value of derivative instruments resulted in a liability of $4.8 million which was recorded in accrued expenses and other liabilities. Assuming no changes in the index rates over the next twelve months, the swaps currently held by the Company would result in additional interest expense of $1 million.

            In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. Derivatives are used primarily to fix the rate on floating-rate debt and manage the cost of borrowing obligations. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company does not use derivatives for trading or speculative purposes, and the Company has a policy of only entering into contracts with major financial institutions.

            To determine the fair values of its derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

            The Company's financing facilities consist of a $600 million variable rate line of credit. To reduce overall interest cost, the Company currently uses six interest rate swap agreements, to effectively convert a portion of its variable-rate debt to fixed-rate debt. The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.          ADOPTION OF SFAS 133 -- (CONTINUED)

            The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value at March 31, 2001 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

As of March 31, 2001 (in millions):

                                                                               SWAP RATE
                                                                               RECEIVED
                                          NOTIONAL         FIXED INTEREST    (VARIABLE) AT                         FAIR VALUE
             TYPE                          VALUE              RATE PAID         3/31/01         MATURITY         ASSET (LIABILITY)
             ----                         --------         --------------    -------------      --------         -----------------
       Interest rate swap                  $  25              5.5575%           5.2813%       July 2001(a)            $(0.4)
       Interest rate swap                     25              5.5480%           5.2813%       July 2001(a)             (0.4)
       Interest rate swap                     75              5.5550%           5.2813%       July 2001(a)             (1.3)
       Interest rate swap                    100              5.7955%           5.2813%       July 2003                (2.1)
       Interest rate swap                     25              5.8260%           5.2813%       July 2003                (0.6)
                                           -----                                                                      -----
                                           $ 250                                                                      $(4.8)
                                           =====                                                                      =====

            (a) The variable rate payor has the option to terminate this swap in July 2001; if not so terminated, it matures in July 2003.

            SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive loss for the three months ended March 31, 2001 is calculated as follows (in thousands):

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 2001
                                                                 ------------------
           Net loss .........................................        $ (6,806)
           Unrealized loss on interest rate swap
              agreements ....................................          (5,092)
                                                                     --------
                 Total comprehensive loss ...................        $(11,898)
                                                                     ========


7.          INCOME TAXES

            Prior to January 1, 2001, the Company, as a REIT, was not subject to federal income taxes. Under the RMA that became effective January 1, 2001, the Company leases certain of its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has a deferred tax asset of approximately $1.2 million, prior to any valuation allowance, relating to losses of the taxable REIT subsidiaries during the three months ended March 31, 2001. Management has provided a 100% valuation allowance against this asset due to uncertainty of realization and accordingly, no provision or benefit from income taxes is reflected in the accompanying Consolidated Statements of Operations.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.          GAIN ON SALE OF ASSETS

            During the first quarter of 2001 the Company received $3.4 million for the condemnation of two parcels of land and recorded a gain of $2.5 million.

9.          PURCHASE OF DJONT

            Effective January 1, 2001, the Company acquired all the equity interests in DJONT. In consideration for the acquisition, the Operating Partnership issued 416,667 units of limited partnership interest valued at approximately $10 million which, together with DJONT's accumulated shareholders' deficit of $24.5 million, was expensed as lease termination cost in the first quarter of 2001.

            The Company purchased certain assets and assumed certain liabilities with this acquisition. The fair values of the acquired assets and liabilities at January 1, 2001, are as follows (in thousands):

                       Cash and cash equivalents .............................        $ 25,583
                       Accounts receivable ...................................          30,689
                       Investment in real estate .............................          10,954
                       Other assets ..........................................          10,358
                                                                                      --------
                                   Total assets acquired......................          77,584
                                                                                      --------

                       Accounts payable ......................................          18,656
                       Due to FelCor Lodging Trust ...........................          39,466
                       Accrued expenses and other liabilities ................          43,999
                                                                                      --------
                                   Total liabilities assumed .................         102,121
                                                                                      --------

                       Liabilities assumed in excess of assets acquired ......          24,537
                       Value of Operating Partnership units issued ...........           9,896
                                                                                      --------
                            Lease termination costs ..........................        $ 34,433
                                                                                      ========


10.         SEGMENT INFORMATION

            Following the purchase of certain of the Company's leases at January 1, 2001, the Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business in 2001, by consolidated hotels and those hotels leased by Bass.

            For the three months ended March 31, 2000, the Company segmented its business between its two lessees, DJONT and Bass.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.         SEGMENT INFORMATION -- (CONTINUED)

            The following tables present information for the reportable segments for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                                                   CORPORATE
                                                                   BASS            SEGMENT       NOT ALLOCABLE      CONSOLIDATED
  THREE MONTHS ENDED MARCH 31, 2001           CONSOLIDATED        LEASED            TOTAL         TO SEGMENTS          TOTAL
  ---------------------------------           ------------       ---------        ---------      -------------      ------------
Total revenues                                  $ 235,030        $  51,531        $ 286,561        $   1,333         $ 287,894
Net income (loss)                               $  29,718        $   3,702        $  33,420        $ (40,226)        $  (6,806)
Funds from operations                           $  87,564        $  29,436        $ 117,000        $ (45,577)        $  71,423
Weighted average common shares and
   units outstanding(1)                                                                                                 66,767


                                                                                   LEASED          CORPORATE
                                                                                   SEGMENT       NOT ALLOCABLE      CONSOLIDATED
  THREE MONTHS ENDED MARCH 31, 2000               DJONT             BASS            TOTAL         TO SEGMENTS          TOTAL
  ---------------------------------             ---------        ---------        ---------      -------------      ------------


Total revenues                                  $  68,408        $  56,520        $ 124,928        $   1,453         $ 126,381
Net income (loss)                               $  36,699        $  22,726        $  59,425        $ (40,498)        $  18,927
Funds from operations                           $  63,892        $  47,262        $ 111,154        $ (42,659)        $  68,495
Weighted average common shares and
   units outstanding(1)                                                                                                 68,740


(1) Weighted average common shares and units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A preferred stock to common stock.

11.         TREASURY STOCK REPURCHASE PROGRAM

            On January 4, 2000, FelCor announced that its Board of Directors had approved a $200 million increase in its stock repurchase program, authorizing the Company to purchase up to an aggregate of $300 million of its outstanding common shares. During the three months ended March 31, 2001, FelCor had repurchased approximately 179,000 shares of FelCor common stock for approximately $4.0 million.

12.         EARNINGS PER SHARE

            The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 (in thousands, except per share data):

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         -------------------------
                                                                           2001             2000
                                                                         --------         --------
Numerator:
   Net income (loss) applicable to common shareholders ..........        $(12,956)        $ 12,743
                                                                         ========         ========
Denominator:
   Denominator for basic earnings per share -
        weighted average shares .................................          52,595           59,356
   Effect of dilutive securities:
          Restricted shares .....................................                               21
                                                                         --------         --------
   Denominator for diluted earnings per share - adjusted
          weighted average shares and assumed conversions .......          52,595           59,377
                                                                         ========         ========
Earnings (loss) per share data:
   Basic ........................................................        $  (0.25)        $   0.21
   Diluted ......................................................        $  (0.25)        $   0.21


            The Series A preferred shares and most of the options granted are anti-dilutive and not included in the calculation of diluted earnings per share. Additionally, for the quarter ended March 31, 2001 the effect of diluted securities is not reflected due to losses incurred in the quarter.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.         PRO FORMA INFORMATION (UNAUDITED)

            The following unaudited Pro Forma Statements of Operations for the three months ended March 31, 2001 and 2000 are presented as if the acquisition of DJONT and the acquisition of all the leases held by Bass occurred on January 1, 2000 and excludes the related lease termination costs of approximately $161.2 million.

            The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

                                                                             PRO FORMA
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                      2001               2000
                                                                    ---------         ---------
                                                                     (IN THOUSANDS, EXCEPT PER
                                                                            SHARE DATA)
Revenues:
   Hotel operating revenue:
     Room and suite revenue ................................        $ 322,929         $ 322,240
     Food and beverage revenue .............................           62,592            62,951
     Other operating departments ...........................           15,973            18,700
   Retail space rental and other revenue ...................            6,093             5,027
   Equity in income from unconsolidated entities ...........            2,150             1,996
                                                                    ---------         ---------
            Total revenue ..................................          409,737           410,914
                                                                    ---------         ---------

Expenses:
   Operating Expenses:
     Room ..................................................           69,583            68,113
     Food and beverage .....................................           47,577            47,732
     Other operating departments ...........................           15,543            15,532
   Management fees .........................................           13,510            14,653
   Other property operating costs ..........................          110,395           106,566
   Property taxes, insurance and other .....................           38,469            40,162
                                                                    ---------         ---------
            Total operating expenses .......................          295,077           292,758
                                                                    ---------         ---------

Operating Income ...........................................          114,660           118,156

   Corporate expenses ......................................            2,884             3,399
   Interest expense ........................................           41,740            39,980
   Depreciation ............................................           39,808            40,533
   Minority interests ......................................            5,252             2,947
   Other ...................................................              771             1,850
                                                                    ---------         ---------
Income before nonrecurring items ...........................           24,205            29,447
   Gain on sale of assets ..................................            2,473
                                                                    ---------S        ---------
Net income .................................................           26,678            29,447
Preferred dividends ........................................           (6,150)           (6,184)
                                                                    ---------         ---------
Net income applicable to common shareholders ...............        $  20,528         $  23,263
                                                                    =========         =========

Diluted Earnings per share:
            Net income applicable to common shareholders ...        $    0.39         $    0.39
                                                                    =========         =========
            Weighted average common shares outstanding .....           53,063            59,791

                        FELCOR LODGING TRUST INCORPORATED

14.         SUBSEQUENT EVENTS

            On May 10, 2001, the Company announced that, on May 9, 2001, it entered into an Agreement and Plan of Merger (the "Merger Agreement") with MeriStar Hospitality Corporation ("MeriStar"). Pursuant to the Merger Agreement, MeriStar will be merged with and into the Company. Under the terms of the merger plan, which was approved by the boards of both companies, holders of MeriStar common shares will receive, for each common share, $4.60 in cash and 0.784 shares of common stock of the Company. The Company also will either assume or refinance $1.6 billion in MeriStar debt. A separate publicly traded company, MeriStar Hotels & Resorts, will continue to manage the hotels acquired from MeriStar in the merger.

            The transaction will also involve the merger of MeriStar's subsidiary operating limited partnership with and into the Operating Partnership. The holders of common partnership units in MeriStar's partnership will receive, for each common unit, $4.60 in cash and 0.784 common partnership units in the Operating Partnership. Preferred units in MeriStar's partnership will receive similar preferred units in the Operating Partnership or a combination of cash and units.

            The proposed mergers are subject to shareholder approval and other customary conditions. The equity portion of the transaction is structured to qualify as a tax free merger with respect to the share consideration. FelCor will continue to operate as a real estate investment trust. Thomas J. Corcoran, Jr. will continue as FelCor's President and CEO. Paul W. Whetsell and Stephen D. Jorns, directors of MeriStar, have agreed to join FelCor's Board of Directors. The Company will maintain its existing headquarters facilities in Irving, Texas.

            The merger is expected to close in August of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

            As a result of the acquisition by the Company's taxable REIT subsidiaries of leases for 96 of its hotels in the first quarter of 2001, the Company is reporting hotel revenues and expenses with respect to such hotels, whereas in the past percentage lease revenue was reported.

FINANCIAL COMPARISON

            FIRST QUARTER 2001 (COMPARED TO FIRST QUARTER 2000)

            HISTORICAL COMPARISON:

               o Revenues increased 128% to $287.9 million from $126.4 million

               o    Total hotel portfolio RevPAR increased 2.0% (186 hotels)

               o    EBITDA increased 4.4% to $117.3 million from $112.4 million

            PRO FORMA COMPARISON:

               o Revenues decreased $1.2 million to $409.7 million from $410.9 million

               o Operating income decreased 3% to $114.7 million from $118.2 million

               o    Net income decreased 9% to $26.7 million from $29.4 million

ACQUISITION OF TENANTS:

               o The Company completed the acquisition of DJONT (which leased 85 of the Company's hotels) effective January 1, 2001. In consideration for the acquisition, the Operating Partnership issued approximately 417,000 units of limited partnership interest, valued at approximately $10 million which, together with DJONT's accumulated deficit of $24.5 million, was recorded as a lease termination cost in the first quarter of 2001.

               o The Company acquired leases from Bass on 12 of the Company's hotels for approximately 414,000 shares of common stock, valued at approximately $10 million, of which $1.7 million was included in lease termination costs and the remainder had been previously accrued for in the reserve related to hotels held for sale. Of these hotels, one has been sold, eight have been contributed to a joint venture with IHC, two remain to be sold and one will be retained.

               o The Company and Bass agreed to the terms on which the Company will acquire the remaining 88 Hotel leases held by Bass in exchange for long-term management agreements. The transaction will be effective July 1, 2001. Beginning with the third quarter of 2001, the Company's financial statements will reflect hotel revenues and expenses of these additional 88 hotels.

ADDITIONAL FIRST QUARTER HIGHLIGHTS:

               o Contributed seven Marriott(R)-branded hotels and one Hilton(R)-branded hotel to a 50/50 joint venture between the Company and IHC. Net cash proceeds to the Company were $48 million. In addition to its 50% equity interest in the joint venture, the Company retains a $17 million preferred interest.

               o Renovation expenditures on the Company's hotel portfolio totaled $9.7 million during the quarter. An additional $6.3 million was spent on maintenance capital expenditures during the quarter.

CAPITALIZATION:

               o On January 11, 2001, the Company completed the private placement of $100 million of senior unsecured notes that mature in December, 2008 and bear interest at an effective rate of 9 1/8 %. The proceeds were used initially to pay down the Company's line of credit.

               o During the first quarter 2001, the Company repurchased approximately 179,000 shares of common stock for approximately $4.0 million.

               o The Company declared first quarter dividends of $0.55 per share on its common stock, $0.4875 per share on its $1.95 Series A Cumulative Convertible Preferred Stock and $0.5625 per depositary share evidencing its 9% Series B Cumulative Redeemable Preferred Stock.

RESULTS OF OPERATIONS

The Company

      Three Months Ended March 31, 2001 and 2000

            Until January 1, 2001, the Company leased 184 hotels to either DJONT or Bass and reported the lease revenue from the percentage lease agreements. Effective January 1, 2001, upon acquisition of 96 of these leases by the Company's taxable REIT subsidiaries, the Company assumed all operating risks and rewards at these 96 hotels. As a result, the Consolidated Statement of Operations for the quarter ending March 31, 2001, include the revenue and expenses of these 96 hotels and percentage lease revenues related to the 88 hotels that continue to be leased by Bass. Therefore, the operating results of the Company for the three months ended March 31, 2001, are not directly comparable to the same period in 2000. Total revenue for the first quarter of 2001 increased $161.5 million over 2000, principally related to hotel revenues for the Hotels on which the Company had reported percentage lease revenue in previous periods. The Hotels contributed approximately $231.3 million in hotel revenue in the first quarter of 2001, compared to $67.6 million in percentage rent revenue in the same period of 2000. At March 31, 2001, the Company had hotel leases with Bass for 88 hotels which are reflected in percentage lease revenues. Other items affecting revenue, compared to the first quarter 2000 are:

         o RevPAR for the 96 hotels increased 3.6% for quarter (reflected in hotel revenue)

         o RevPAR for the Bass hotels decreased 0.2% for the quarter (reflected in percent rent)

         o Deferred rent - in the first quarter of 2001, the Company deferred approximately $5.3 million of rent (for the Bass leases) in accordance with SAB 101, compared to $8.9 million in the first quarter of 2000 (for both Bass and DJONT leases). The rent deferred in 2001 will be recognized when these leases are acquired by FelCor effective July 1, 2001.

            Total operating expenses increased by $155.6 million for the three months ended March 31, 2001 over the same three month period in 2000. This increase is primarily a result of including hotel operating expenses of $157.5 million, which were not included in the same period of 2000. Also included in total operating expenses are property taxes, insurance and land leases, which decreased by $1.7 million in the three months ended March 31, 2001, compared to the prior year. The majority of this decrease related to additional property tax and franchise tax expenses which were recorded in the first quarter of the prior year.

            Net income decreased $25.7 million in the three months ended March 31, 2001 compared to the same period in 2000. Major items affecting the change in net income are lease termination costs, interest expense, minority interest and gain on sale of assets.

            The Company recorded a one-time lease termination expense of $36.2 million related to the acquisition of DJONT and the termination of one of the leases held by Bass. Interest expense increased $1.9 million principally from increased interest rates in 2001 compared to the same period in 2000. Minority interests decreased by $2.4 million, which principally reflects the Operating Partnership's share of the lease termination costs. Included in net income for the current period is a gain on sales of assets related to condemnation proceeds received.

      Pro forma three months ended March 31, 2001 and 2000

            Pro forma revenues decreased $1.2 million in the first quarter of 2001 compared to 2000. This decrease in revenues largely reflects two hotels which were sold in 2000 and included in 2000 first quarter revenues. This was somewhat offset by a 2% increase in RevPAR for the remaining hotels.

            Pro forma operating expenses increased $2.3 million in the first quarter of 2001 compared to the same period in 2000. Major increases in pro forma expenses for the first quarter of 2001 include utility expenses which increased $3.9 million and marketing expenses which increased $1.9 million. These pro forma increases were somewhat offset by the two hotels sold in 2000.

            Pro forma net income decreased $2.7 million from the pro forma first quarter of 2000. This decrease was largely a result of the decrease in pro forma operating income previously discussed.

Funds From Operations

            The Company considers Funds From Operations ("FFO") and earnings before interest, taxes, depreciation and amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

            The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from extraordinary and sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. The Company computes FFO in accordance with standards established by NAREIT, except that the Company adds back rent deferred under SAB 101 and lease termination costs to derive FFO. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, that interpret the current NAREIT definition differently than the Company or that do not adjust FFO for rent deferred under SAB 101 and lease termination costs. FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor does it necessarily reflect the funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

            The following table details the computation of Funds From Operations (in thousands):

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         -------------------------------
                                                                            2001                2000
                                                                         -----------         -----------
FUNDS FROM OPERATIONS (FFO):
   Net income (loss) ............................................        $    (6,806)        $    18,927
         Deferred rent ..........................................              5,254               8,854
         Lease termination costs ................................             36,226
         Series B preferred dividends ...........................             (3,234)             (3,234)
         Depreciation ...........................................             39,808              40,400
         Depreciation from unconsolidated entities ..............              2,381               2,544
         Minority interest in Operating Partnership .............             (2,206)              1,004
                                                                         -----------         -----------
   FFO ..........................................................        $    71,423         $    68,495
                                                                         ===========         ===========

   Weighted average common shares and units outstanding(1) ......             66,767              68,740
                                                                         ===========         ===========


    (1) Weighted average common shares and units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A preferred stock to common stock.


      The following table details the computation of EBITDA (in thousands):


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         ------------------------
                                                                           2001            2000
                                                                         --------        --------
EBITDA:
Funds from Operations ...........................................        $ 71,423        $ 68,495
     Interest expense ...........................................          40,093          37,904
     Interest expense of unconsolidated subsidiaries ............           2,111           2,620
     Amortization expense .......................................             476             162
     Series B preferred dividends ...............................           3,234           3,234
                                                                         --------        --------
EBITDA ..........................................................        $117,337        $112,415
                                                                         ========        ========

The Hotels

            Changes in the Hotels' room revenues significantly affect the Company after the acquisition of its leases, as well as historically, because room revenue has been the major component in the computation of percentage lease income.

            The following table sets forth historical occupied rooms ("Occupancy"), average daily rate ("ADR") and RevPAR at March 31, 2001 and 2000, and the percentage changes therein between the quarters presented for the Hotels in which the Company had an ownership interest at March 31, 2001

                                                                                             OCCUPANCY
                                                                                -----------------------------------
                                                                                           FIRST QUARTER
                                                                                -----------------------------------
                                                          NUMBER OF HOTELS       2001          2000       VARIANCE
                                                          ----------------      ------        ------      ---------
Embassy Suites hotels                                           59              71.5%        73.6%        (2.1) pts
Holiday-branded hotels                                          51              69.2%        68.8%         0.4  pts
Crowne Plaza hotels                                             18              64.7%        69.9%        (5.2) pts
Doubletree-branded hotels                                       11              72.1%        68.1%         4.0  pts
Sheraton-branded hotels                                         10              68.5%        71.8%        (3.3) pts
Other hotels                                                    23              67.3%        66.7%         0.6  pts
                                                               ---
     Total Hotels excluding hotels held for sale               172              69.2%        70.4%        (1.2) pts
Hotels held for sale                                            14              49.3%        49.6%        (0.3) pts
                                                               ---
              Total Hotels                                     186              68.4%        69.5%        (1.1) pts
                                                               ===


                                                                                                ADR
                                                                                -----------------------------------
                                                                                           FIRST QUARTER
                                                                                -----------------------------------
                                                          NUMBER OF HOTELS       2001         2000        VARIANCE
                                                          ----------------      ------       ------       ---------
Embassy Suites hotels                                           59              $137.90      $129.23         6.7%
Holiday-branded hotels                                          51              $ 86.67      $ 85.63         1.2%
Crowne Plaza hotels                                             18              $105.83      $102.02         3.7%
Doubletree-branded hotels                                       11              $117.31      $111.13         5.6%
Sheraton-branded hotels                                         10              $118.23      $114.70         3.1%
Other hotels                                                    23              $ 86.57      $ 86.89        (0.4)%
                                                               ---
     Total Hotels excluding hotels held for sale               172              $109.56      $105.63         3.7%
Hotels held for sale                                            14              $ 72.77      $ 69.43         4.8%
                                                               ---
              Total Hotels                                     186              $108.38      $104.48         3.7%
                                                               ===



                                                                                              REVPAR
                                                                                -----------------------------------
                                                                                           FIRST QUARTER
                                                                                -----------------------------------
                                                          NUMBER OF HOTELS       2001          2000       VARIANCE
                                                          ----------------      ------       ------       ---------
Embassy Suites hotels                                           59              $98.58       $95.08          3.7%
Holiday-branded hotels                                          51              $59.97       $58.92          1.8%
Crowne Plaza hotels                                             18              $68.44       $71.33         (4.1)%
Doubletree-branded hotels                                       11              $84.57       $75.67         11.8%
Sheraton-branded hotels                                         10              $80.95       $82.31         (1.6)%
Other hotels                                                    23              $58.28       $57.92          0.6%
                                                               ---
     Total Hotels excluding hotels held for sale               172              $75.87       $74.39          2.0%
Hotels held for sale                                            14              $35.89       $34.41          4.3%
                                                               ---
              Total Hotels                                     186              $74.09       $72.60          2.0%
                                                               ===

      Comparison of the Hotels' Operating Statistics for the Three Months Ended March 31, 2001 and 2000

            For the three months ended March 31, 2001, the Company's Hotels' RevPAR increased, compared to the same period in 2000, by 2.0%. The Hotels' ADR increased 3.7% and Occupancy decreased 1.1 percentage points.

            Hotel RevPAR changes for the first quarter 2001 (versus first quarter 2000) are as follows:

                                                           REVPAR            PERCENTAGE OF
                                                           CHANGE            ROOM REVENUE
                                                           ------            -------------
DJONT hotels (93 hotels)                                    3.6%                56.6%
Bass hotels (77 hotels)                                    (0.1)%               40.6%
Other hotels (2 hotels)                                     1.9%                 0.6%
Hotels held for sale (14 hotels)                            4.3%                 2.2%
Total hotels (186 hotels)                                   2.0%               100.0%

            The DJONT hotels are predominately Embassy Suites,
Doubletree-branded and Sheraton hotels. The following table shows first quarter 2001 Hotel RevPAR changes for the DJONT hotels, excluding hotels held for sale, by brand for DJONT hotels, compared to the same period in 2000:


                                                           REVPAR            PERCENTAGE OF TOTAL
                                                           CHANGE            DJONT ROOM REVENUE
                                                           ------            -------------------
     Embassy Suites (59 hotels)                               3.7%                  71.5%
     Doubletree-branded (11 hotels)                          11.8%                   8.8%
     Sheraton (10 hotels)                                    (1.6)%                 13.6%

            The Company's Embassy Suites hotels, which constitute nearly 41% of the Hotel room revenues during the first quarter of 2001, increased ADR by 6.7% while Occupancy decreased by 2.1 percentage points over the same three month period in 2000. With the 3.7% RevPAR increase, the Company's Embassy Suites outperformed the entire Upper Upscale segment, which grew 1.1%, as reported by Smith Travel Research. The Company's Doubletree-branded hotels had an 11.8% RevPAR gain for the quarter with ADR and Occupancy increases of 5.6% and 4.0 percentage points, respectively. The Company believes that the addition of Hilton's frequent guest program in 2000 has had a positive impact on both ADR and Occupancy at the Doubletree hotels.

            The Bass hotels are predominately Holiday Inn and Crowne Plaza hotels. The following table shows first quarter 2001 Hotel RevPAR change for the Bass hotels, excluding hotels held for sale, by brand compared to the same period in 2000.

                                                           REVPAR            PERCENTAGE OF BASS
                                                           CHANGE               ROOM REVENUE
                                                           ------            ------------------
     Holiday Inn (51 hotels)                                1.8%                    62.0%
     Crowne Plaza (18 hotels)                              (4.1)%                   28.9%

            The Company's 51 Holiday Inn-branded hotels, excluding hotels held for sale, had a RevPAR increase of 1.8%, with ADR increasing 1.1%, while Occupancy remained constant during the three months ended March 31, 2001 compared to the same period in 2000. The 18 Crowne Plaza hotels had a decrease in RevPAR of 4.1% for the quarter compared to the same period last year. ADR for the Company's Crowne Plaza hotels increased 3.7% in the first quarter of 2001 compared to the same period in 2000, while Occupancy decreased 5.2 percentage points. Much of the decrease in Occupancy for the Crowne Plaza hotels is attributed to a change in the reservation code used by travel agents for Crowne Plaza. The Company believes that the change will ultimately be beneficial to the brand but caused a detrimental effect for the first quarter of 2001.

            Hotels in Texas, California, Florida and Georgia, excluding hotels held for sale, accounted for approximately 57.4% of hotel room revenues in the quarter. The RevPAR changes during the first quarter 2001 (versus first quarter
2000) from the Hotels in these states are as follows:


                                                            REVPAR            PERCENTAGE OF TOTAL
                                                            CHANGE            ROOM REVENUE
                                                            ------            -------------------
                   Texas (41 hotels)                          1.4%                   19.0%
                   California (19 hotels)                     1.4%                   17.0%
                   Florida (16 hotels)                        1.7%                   13.3%
                   Georgia (15 hotels)                        1.9%                    8.1%


LIQUIDITY AND CAPITAL RESOURCES

            The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow from the Percentage Leases for the 88 hotels leased by Bass and results of operations from the remaining 98 hotels. For the three months ended March 31, 2001, net cash flow provided by operating activities consisting primarily of hotel operations from consolidated hotels and percentage lease revenues, was $40.9 million and Funds From Operations was $71.4 million.

            As a result of the effectiveness of the REIT Modernization Act, which, among other things, allows the Company to own its leases in taxable REIT subsidiaries, and the acquisition of the Hotel leases in 2001, the Company began reporting the income and expenses of operating hotels as it acquired its lessees, rather than lease income from the Percentage Leases. Any profits or losses from the TRS entities holding the hotel leases, after applicable corporate taxes will be reflected in the Company's results of operations. Pro forma consolidated statements of operations for the three months ended March 31, 2001 and 2000, which reflect the acquisition of the hotel leases, are contained in the Notes to the Consolidated Financial Statements of FelCor Lodging Trust Incorporated, appearing elsewhere herein.

            On January 11, 2001, the Company completed the private placement of $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a premium to yield an effective rate of 91/8%. The proceeds were used initially to pay down the Company's line of credit.

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

            The board of directors has authorized FelCor to repurchase up to $300 million of its outstanding common shares. Stock repurchases, may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company expects to fund the repurchase of stock through the use of cash, existing credit facilities, proceeds from the sale of assets and debt refinancings. Beginning in January 2001, through March 31, 2001, FelCor repurchased approximately 179,000 shares of its outstanding common stock on the open market for approximately $4.0 million.

            At March 31, 2001, the Company had $60.7 million of cash and cash equivalents and had utilized $249 million of the $600 million available under its line of credit. Certain significant credit and debt statistics at March 31, 2001, are as follows:

      o     Interest coverage ratio of 2.8x

      o     Borrowing capacity of $351 million under the line of credit

      o     Consolidated debt equal to 39.7% of investment in hotels, at cost

      o     Fixed interest rate debt equal to 97% of total debt

      o Weighted average maturity of fixed interest rate debt of approximately seven years

      o     Mortgage debt to total assets of 19%

      o     Debt of approximately $9.4 million maturing in 2001

            The Company's line of credit contains various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, restricted payments (such as stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At March 31, 2001, the Company was in compliance with all such covenants.

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

            The Company had interest rate swap agreements with a total notional amount of $250 million that were outstanding at March 31, 2001 and which were designated as cash flow hedges. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its line of credit without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, and the variable rate to be received by the Company at March 31, 2001 are summarized in the following table:


                                                    SWAP RATE
                                                    RECEIVED
                                  SWAP RATE       (VARIABLE) AT          SWAP
      NOTIONAL AMOUNT            PAID (FIXED)        3/31/01           MATURITY
      ---------------            ------------     -------------       -----------
      $   25 million                5.5575%          5.2813%          July 2001(a)
          25 million                5.5480%          5.2813%          July 2001(a)
          75 million                5.5550%          5.2813%          July 2001(a)
         100 million                5.7955%          5.2813%          July 2003
          25 million                5.8260%          5.2813%          July 2003
      --------------
      $  250 million
      ==============

              (a) The variable rate payor has the option to terminate this swap in July 2001; if not so terminated, it matures July 2003.

            The Company spent approximately $9.7 million during the quarter on upgrading, renovating and/or rebranding its Hotels during the three months ended March 31, 2001. It had completed renovations at four hotels during the quarter, and had six additional hotels undergoing renovation at the end of the quarter. In the event of a significant economic downturn, the Company believes that its Hotels will continue to benefit from the Company's extensive capital expenditure programs. Most future renovation and redevelopment expenditures are discretionary and are expected to be funded from the Company's cash flow.

Merger

            On May 10, 2001 the Company announced that, on May 9, 2001, it entered into an Agreement and Plan of Merger (the "Merger Agreement") with MeriStar Hospitality Corporation ("MeriStar"). Pursuant to the Merger Agreement, MeriStar will be merged with and into the Company. Under the terms of the merger plan, which was approved by the boards of both companies, holders of MeriStar common shares will receive, for each common share, $4.60 in cash and 0.784 shares of common stock of FelCor. The Company also will either assume or refinance $1.6 billion in MeriStar debt. A separate publicly traded company, MeriStar Hotels & Resorts, will continue to manage the hotels acquired from MeriStar in the merger.

            The transaction will also involve the merger of MeriStar's subsidiary operating limited partnership with and into the Operating Partnership. The holders of common partnership units in MeriStar's partnership will receive, for each common unit, $4.60 in cash and 0.784 common partnership units in the Operating Partnership. Preferred units in MeriStar's partnership will receive similar preferred units in the Operating Partnership or a combination of cash and units.

            The proposed mergers are subject to shareholder approval and other customary conditions. The equity portion of the transaction is structured to qualify as a tax free merger with respect to the share consideration. FelCor will continue to operate as a real estate investment trust.

            The Company expects to finance the cash portion of the merger consideration from cash on hand and borrowing. The merger is expected to close in August of 2001.

Quantitative and Qualitative Disclosures About Market Risk

            The Company's primary market risk exposure is to changes in interest rates on its floating rate debt. The Company manages the risk of increasing interest rates on its floating rate debt through the use of interest rate swaps, which effectively convert variable rate debt to a fixed rate, by locking the interest rates paid. The Company had entered into interest rate swap contracts relating to debt of $250 million at March 31, 2001.

            The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at March 31, 2001, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2001. The Fair Value of the Company's fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements which could have been borrowed at March 31, 2001 at then current market interest rates. The Fair Value of the Company's variable to fixed interest rate swaps indicates the estimated amount that would have been paid by the Company had they been terminated at March 31, 2001.

                             EXPECTED MATURITY DATE
                                 (IN THOUSANDS)


                                REMAINDER
                                   OF
                                  2001         2002        2003         2004       2005      THEREAFTER      TOTAL       FAIR VALUE
                                ---------     -------    --------     --------    -------    ----------    ----------    ----------
LIABILITIES
Debt:
   Fixed rate                    $  8,820     $13,039    $ 34,906     $189,228    $43,129    $1,216,732    $1,505,854    $1,437,307
      Average interest rate          8.19%       8.19%       8.09%        7.44%      8.67%         8.65%
   Variable rate                 $    546     $   785    $309,313                            $      650    $  311,294    $  311,294
      Average interest rate          7.08%       6.67%       6.99%                                 8.26%
Discount accretion                                                                                         $   (4,458)
Total debt                                                                                                 $1,812,690


INTEREST RATE DERIVATIVES
Interest rate swaps:
   Variable to fixed             $125,000                $125,000                                          $  250,000    $   (4,844)
      Average pay rate               5.55%                   5.80%
      Average receive rate           5.08%                   5.29%



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

SEASONALITY

            The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's earnings, particularly during the fourth quarter. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, the Company expects to utilize cash on hand or borrowings under its line of credit to make distributions to its equity holders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Information and disclosures regarding market risks applicable to FelCor is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

                          PART II. -- OTHER INFORMATION


ITEM 5.     OTHER INFORMATION.

            For information relating to certain other transactions by the Company through March 31, 2001, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits:

                 EXHIBIT
                 NUMBER             DESCRIPTION
                 -------            -----------

                 10.1.18 Eighteenth Amendment to Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership (the "Partnership") dated as of January 1, 2001, by and among the Registrant, RGC Leasing, Inc., a Nevada corporation ("RGC") and all of the persons and entities who are or shall in the future become limited partners of the Partnership.

                 10.27 Contribution Agreement dated as of January 1, 2001, by and among the Registrant, the Partnership, FelCor, Inc., RGC and DJONT Operations, L.L.C.

                 10.28 Leasehold Acquisition Agreement dated as of March 30, 2001, by and among Bass (U.S.A.) Incorporated, in its individual capacity and on behalf of its subsidiaries and affiliates, and the Registrant, in its individual capacity and on behalf of its subsidiaries and affiliates.

            (b)  Reports on Form 8-K:

            Registrant did not file any reports on Form 8-K during the first quarter of 2001.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001

                                       FELCOR LODGING TRUST INCORPORATED



                                       By:    /s/ Lester C. Johnson
                                          ------------------------------------
                                                  Lester C. Johnson
                                          Senior Vice President and Controller
                                              (Principal Financial Officer
                                           and Principal Accounting Officer)

                                 EXHIBIT INDEX

     (a) Exhibits:

          EXHIBIT
          NUMBER                    DESCRIPTION
          -------                   -----------
          10.1.18                   Eighteenth Amendment to Amended and Restated
                                    Agreement of Limited Partnership of FelCor
                                    Lodging Limited Partnership (the
                                    "Partnership") dated as of January 1, 2001,
                                    by and among the Registrant, RGC Leasing,
                                    Inc., a Nevada corporation ("RGC") and all
                                    of the persons and entities who are or shall
                                    in the future become limited partners of the
                                    Partnership.

          10.27                     Contribution Agreement dated as of January
                                    1, 2001, by and among the Registrant, the Partnership, FelCor, Inc., RGC and DJONT
                                    Operations, L.L.C.

          10.28                     Leasehold Acquisition Agreement dated as of
                                    March 30, 2001, by and among Bass (U.S.A.)
                                    Incorporated, in its individual capacity and on behalf of its subsidiaries and affiliates, and the Registrant, in its individual capacity and on behalf of its subsidiaries and affiliates.