Form 10-Q
period 2001-06-30
FELCOR LODGING TRUST INC
filed 2001-08-14
CIK 923603

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on August 10, 2001 was 52,975,641.

--------------------------------------------------------------------------------

                        FELCOR LODGING TRUST INCORPORATED

                                      INDEX

                                                                                                 Page
                                                                                                 ----
                        PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements.....................................................................  3
           Consolidated Balance Sheets - June 30, 2001 (Unaudited)
                and December 31, 2000............................................................  3
           Consolidated Statements of Operations - For the Three and Six Months
                Ended June 30, 2001 and 2000 (Unaudited).........................................  4
           Consolidated Statements of Cash Flows -- For the Six Months
                Ended June 30, 2001 and 2000 (Unaudited).........................................  5
           Notes to Consolidated Financial Statements............................................  6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           General/Second Quarter Activities..................................................... 18
           Results of Operations................................................................. 20
           Liquidity and Capital Resources....................................................... 26
Item 3. Quantitative and Qualitative Disclosures About Market Risk............................... 30

                          PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................................... 31
Item 5. Other Information........................................................................ 31
Item 6. Exhibits and Reports on Form 8-K......................................................... 31

SIGNATURE........................................................................................ 32

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FELCOR LODGING TRUST INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                       JUNE 30,         DECEMBER 31,
                                                                                         2001               2000
                                                                                     -----------        ------------
                                                                                     (UNAUDITED)
                                     ASSETS
Investment in hotels, net of accumulated depreciation of $553,281
   at June 30, 2001 and $473,101 at December 31, 2000 .......................        $ 3,710,694         $ 3,750,275
Investment in unconsolidated entities .......................................            154,980             128,593
Assets held for sale ........................................................             52,122             129,294
Cash and cash equivalents ...................................................             64,220              26,060
Restricted cash .............................................................            323,555
Accounts receivable .........................................................             46,449              31,241
Note receivable from unconsolidated entity ..................................                                  7,695
Deferred expenses, net of accumulated amortization of $9,934
   at June 30, 2001 and $7,146 at December 31, 2000 .........................             32,201              23,944
Other assets ................................................................             19,307               6,501
                                                                                     -----------         -----------
         Total assets .......................................................        $ 4,403,528         $ 4,103,603
                                                                                     ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt ........................................................................        $ 2,134,093         $ 1,838,241
Dividends declared but unpaid ...............................................             34,199              33,957
Accrued expenses and other liabilities ......................................            146,077              94,232
Minority interest in FelCor LP, 9,014 and 8,597 units issued and
  outstanding at June 30, 2001 and December 31, 2000, respectively ..........            253,841             252,294
Minority interest in other partnerships .....................................             50,474              50,774
                                                                                     -----------         -----------
         Total liabilities ..................................................          2,618,684           2,269,498
                                                                                     -----------         -----------
Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
   Series A Cumulative Preferred Stock, 5,981 shares issued and outstanding .            149,515             149,515
   Series B Redeemable Preferred Stock, 58 shares issued and outstanding ....            143,750             143,750
Common stock, $.01 par value, 200,000 shares authorized, 69,892 and 69,415 shares issued, including shares in treasury, at June 30, 2001
   and December 31, 2000, respectively ......................................                699                 694
Additional paid-in capital ..................................................          2,063,981           2,064,909
Accumulated other comprehensive income ......................................               (899)
Distributions in excess of earnings .........................................           (256,221)           (201,598)
                                                                                     -----------         -----------
                                                                                       2,100,825           2,157,270
Less:  Common stock in treasury, at cost, 16,498 shares and 16,906 shares
           at June 30, 2001 and December 31, 2000, respectively .............           (315,981)           (323,165)
                                                                                     -----------         -----------
         Total shareholders' equity .........................................          1,784,844           1,834,105
                                                                                     -----------         -----------
         Total liabilities and shareholders' equity .........................        $ 4,403,528         $ 4,103,603
                                                                                     ===========         ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2001 and 2000
               (unaudited, in thousands except for per share data)


                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                                  -------------------------       -------------------------
                                                                     2001            2000            2001            2000
                                                                  ---------       ---------       ---------       ---------
Revenues:
   Hotel operating revenue:
     Room ..................................................      $ 173,118                       $ 365,343
     Food and beverage .....................................         25,486                          53,150
     Other operating departments ...........................         11,891                          24,790
   Percentage lease revenue ................................         63,606        $133,286         115,137        $256,335
   Retail space rental and other revenue ...................            548             371           1,882           1,824
                                                                  ---------       ---------       ---------       ---------
         Total revenues ....................................        274,649         133,657         560,302         258,159
                                                                  ---------       ---------       ---------       ---------
Expenses:
   Hotel operating expenses:
     Room ..................................................         39,784                          83,404
     Food and beverage .....................................         19,024                          39,141
     Other operating departments ...........................          5,195                          10,922
   Management fees .........................................          5,495                          12,612
   Other property operating costs ..........................         57,586                         121,642
   Taxes, insurance and lease expense ......................         38,096          23,385          76,460          47,588
   Corporate expenses ......................................          3,231           2,713           6,372           6,112
   Depreciation ............................................         39,705          41,080          79,513          81,480
   Lease termination costs .................................                                         36,226
                                                                  ---------       ---------       ---------       ---------
         Total operating expenses ..........................        208,116          67,178         466,292         135,180
                                                                  ---------       ---------       ---------       ---------
Operating income ...........................................         66,533          66,479          94,010         122,979
   Interest expense, net ...................................        (40,265)        (39,301)        (79,621)        (76,781)
   Swap termination expense ................................         (4,824)                         (4,824)
   Loss on assets held for sale ............................                        (63,000)                        (63,000)
                                                                  ---------       ---------       ---------       ---------
Income (loss) before equity in income from
      unconsolidated entities, minority interests, and
      gain on sale of assets ...............................         21,444         (35,822)          9,565         (16,802)
   Equity in income from unconsolidated entities ...........          4,178           3,769           6,328           5,648
   Minority interests ......................................         (3,320)          2,278          (2,870)            306
   Gain on sale of assets ..................................            482             875           2,955             875
                                                                  ---------       ---------       ---------       ---------
Income (loss) before extraordinary items ...................         22,784         (28,900)         15,978          (9,973)
   Extraordinary charge from write off of deferred
      financing fees .......................................           (225)                           (225)
                                                                  ---------       ---------       ---------       ---------
Net income (loss) ..........................................         22,559         (28,900)         15,753          (9,973)
   Preferred dividends .....................................         (6,150)         (6,174)        (12,300)        (12,358)
                                                                  ---------       ---------       ---------       ---------
Net income (loss) applicable to common shareholders ........      $  16,409       $ (35,074)      $   3,453       $ (22,331)
                                                                  =========       =========       =========       =========
Per common share data:
Basic:
   Net income (loss) applicable to common shareholders .....      $    0.31       $   (0.64)      $    0.07       $   (0.39)
                                                                  =========       =========       =========       =========
   Weighted average common shares outstanding ..............         52,630          54,714          52,614          56,930
Diluted:
   Net income (loss) applicable to common shareholders .....      $    0.31       $   (0.64)      $    0.07       $   (0.39)
                                                                  =========       =========       =========       =========
   Weighted average common shares outstanding ..............         53,046          54,945          53,055          57,161
                                                                  =========       =========       =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                           -------------------------
                                                                                             2001            2000
                                                                                           ---------       ---------
Cash flows from operating activities:
          Net income (loss) .........................................................      $  15,753       $  (9,973)
          Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                    Depreciation ....................................................         79,513          81,480
                    Gain on sale of assets ..........................................         (2,955)           (875)
                    Amortization of deferred financing fees .........................          2,563           2,383
                    Accretion of debt ...............................................           (150)           (448)
                    Amortization of unearned officers' and directors' compensation ..            884             474
                    Equity in income from unconsolidated entities ...................         (6,328)         (5,648)
                    Extraordinary write off of deferred financing fees ..............            225
                    Lease termination costs .........................................         36,226
                    Loss on assets held for sale ....................................                         63,000
                    Minority interests ..............................................          2,870            (306)
              Changes in assets and liabilities:
                    Accounts receivable .............................................        (10,077)        (10,204)
                    Deferred expenses ...............................................        (11,045)         (4,003)
                    Other assets ....................................................        (11,297)         (1,251)
                    Deferred rent ...................................................                         18,604
                    Accrued expenses and other liabilities ..........................         (2,552)          5,510
                                                                                           ---------       ---------
                        Net cash flow provided by operating activities ..............         93,630         138,743
                                                                                           ---------       ---------
Cash flows provided by (used in) investing activities:
          Restricted cash ...........................................................       (323,555)
          Improvements and additions to hotels ......................................        (29,431)        (41,408)
          Proceeds from sale of interest in hotels ..................................         48,049
          Operating cash received in acquisition of lessee ..........................         25,583
          Proceeds from sale of assets ..............................................         10,967           1,071
          Cash distributions from unconsolidated entities ...........................          2,973          11,708
                                                                                           ---------       ---------
                        Net cash flow used in investing activities ..................       (265,414)        (28,629)
                                                                                           ---------       ---------
Cash flows provided by (used in) financing activities:
          Proceeds from borrowings ..................................................        849,748         500,892
          Repayment of borrowings ...................................................       (553,746)       (451,847)
          Purchase of treasury stock ................................................         (4,046)        (56,733)
          Proceeds from exercise of stock option ....................................            692
          Buyback of assumed stock options ..........................................                         (1,860)
          Distributions paid to minority interest ...................................         (2,582)         (3,054)
          Distributions paid to limited partners ....................................         (9,807)         (5,654)
          Distributions paid to preferred shareholders ..............................        (12,300)        (12,368)
          Distributions paid to common shareholders .................................        (58,015)        (64,761)
                                                                                           ---------       ---------
                         Net cash flow provided by (used in) financing activities....        209,944         (95,385)
                                                                                           ---------       ---------
Net change in cash and cash equivalents .............................................         38,160          14,729
Cash and cash equivalents at beginning of periods ...................................         26,060          36,123
                                                                                           ---------       ---------
Cash and cash equivalents at end of periods .........................................      $  64,220       $  50,852
                                                                                           =========       =========
Supplemental cash flow information--
          Interest paid .............................................................      $  84,115       $  73,259
                                                                                           =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         FelCor Lodging Trust Incorporated ("FelCor") the nation's second largest hotel real estate investment trust ("REIT"). On June 30, 2001, it owned interests in 185 hotels in the United States and Canada with nearly 50,000 rooms and suites (collectively, the "Hotels") through its greater than 85 percent equity interest in FelCor Lodging Limited Partnership ("FelCor LP"). FelCor, FelCor LP, and their subsidiaries are referred to, collectively, as the "Company". At June 30, 2001, the Company owned 100 percent of the interest in 152 of the Hotels, a 90 percent or greater interest in entities owning seven hotels, a 60 percent interest in an entity owning two hotels and 50 percent interests in entities that own 24 hotels. Fifteen of the Company's hotels have been designated as held for sale.

         On May 9, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with MeriStar Hospitality Corporation ("MeriStar"). Pursuant to the Merger Agreement, MeriStar will be merged with and into the Company subject to the approval of the shareholders of both companies. Under the terms of the merger plan holders of MeriStar common shares will receive, for each common share, $4.60 in cash and 0.784 shares of common stock of the Company. The Company also will either assume or refinance $1.6 billion in MeriStar debt. A separate publicly traded company, MeriStar Hotels & Resorts, will continue to manage the hotels acquired from MeriStar in the merger. The merger is expected to close in September of 2001.

         On January 1, 2001, the REIT Modernization Act ("RMA") went into effect. Among other things, the RMA permits a REIT to form taxable subsidiaries that lease hotels from the REIT, provided that the hotels continue to be managed by unrelated third parties. Effective January 1, 2001, the Company completed transactions that resulted in its newly formed taxable subsidiaries acquiring leases for 96 hotels that were leased to either DJONT Operations, L.L.C. and its consolidated subsidiaries (collectively "DJONT") or subsidiaries of Six Continents Hotels, formerly Bass Hotels and Resorts, ("Six Continents Hotels"). By acquiring these leases through its taxable subsidiaries, the Company acquired the economic benefits and risks of these hotel operations and reports hotel revenues and expenses rather than percentage lease revenues. Additionally, in 2001, the Company entered into an agreement to acquire its remaining 88 hotel leases held by Six Continents Hotels. This transaction was effective July 1, 2001.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION -- (CONTINUED)

         The following table provides a schedule of the Hotels by brand, broken out between those hotels whose operations are consolidated for purposes of the Company's financial statements, those hotels whose operations are reported as unconsolidated entities for purposes of the Company's financial statements and those hotels operated under leases with Six Continents Hotels at June 30, 2001:


                                                                       UNCONSOLIDATED  SIX CONTINENTS HOTELS
                         BRAND                          CONSOLIDATED   JOINT VENTURES           LEASED           TOTAL
                         -----                          ------------   --------------  ---------------------     -----
  Hilton(R) Brands:
         Embassy Suites(R)                                    45              14                                  59
         Doubletree(R) and Doubletree Guest Suites(R)         14                                                  14
         Hampton Inn(R)                                        2               1                   5               8
         Hilton Suites(R)                                      1                                                   1
         Homewood Suites(R)                                                                        1               1
  Six Continents Hotels Brands:
         Holiday Inn(R)                                                        1                  43              44
         Crowne Plaza(R) and Crowne Plaza Suites(R)                                               18              18
         Holiday Inn Select(R)                                                                    10              10
         Holiday Inn Express(R)                                                                    5               5
  Starwood Brands:
         Sheraton(R) and Sheraton Suites(R)                    9               1                                  10
         Westin(R)                                             1                                                   1
  Other Brands                                                 1               7                   6              14
                                                              --              --                  --             ---
             Total Hotels                                     73              24                  88             185
                                                              ==              ==                  ==             ===

         The Hotels are located in the United States (35 states) and Canada, with a concentration in Texas (41 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels).

         At June 30, 2001, (i) subsidiaries of Six Continents Hotels managed 90 of the Hotels, (ii) subsidiaries of Hilton managed 72 of the Hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") managed 11 of the Hotels, (iv) subsidiaries of Interstate Hotels Corporation ("IHC") managed eight of the Hotels and (v) three independent management companies managed the four remaining Hotels

         Effective January 1, 2001, with the enactment of the RMA, the Company acquired and contributed to a newly formed taxable REIT subsidiary, all the equity interests in DJONT. In consideration for the acquisition, FelCor LP issued an aggregate of 416,667 units of limited partnership interest valued at approximately $10 million, which, together with DJONT's accumulated shareholders' deficit of $24.5 million, was expensed as a lease termination cost in the first quarter of 2001.

         Effective January 1, 2001, the Company completed the acquisition of 12 of the leases, which were held by Six Continents Hotels. In consideration for the acquisition and termination of these leases and the related management agreements of such leases, the Company issued to Six Continents Hotels 413,585 shares of FelCor common stock valued at approximately $10 million. Of this $10 million in consideration for acquisition of these leases, approximately $8.3 million associated with 11 of the hotels had been previously accrued in connection with the hotels designated as held for sale and $1.7 million was expensed as lease termination costs in the first quarter of 2001. Of the 12 hotels, two have been sold, eight have been contributed to a joint

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION -- (CONTINUED)

venture with IHC, one remains to be sold and one will be retained. In March 2001, the Company contributed the eight hotels managed by IHC to a joint venture with IHC. The Company also entered into an agreement with Six Continents Hotels to acquire the remaining 88 leases, which became effective July 1, 2001. In consideration for the acquisition of such leases the Company entered into long-term management agreements with Six Continents Hotels with regard to these hotels and, on July 1, 2001, issued to Six Continents Hotels 100 shares of FelCor common stock. A portion of the management fees with respect to the 88 hotels to be managed by Six Continents Hotels under long-term management agreements is considered to be lease termination costs and the Company will record a lease termination expense of approximately $125 million in the third quarter of 2001. At that time, the Company will record a corresponding liability of approximately $125 million that will be amortized over the term of the applicable management agreements.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or shareholder's equity.

         The financial information for the three and six months ended June 30, 2001 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

2. DEFERRED RENT

         The Company recognized deferred lease income under Staff Accounting Bulletin No. 101 ("SAB 101") of $5.3 million for the quarter ended June 30, 2001 and deferred $9.7 million and $18.6 million of lease income for the three and six months ended June 30, 2000, respectively. In accordance with SAB 101, rent deferred in the first quarter of 2001 was fully earned and recognized as percentage lease revenue in the second quarter of 2001, because all contingencies related to such revenue were resolved with regard to the leases acquired July 1, 2001. For the six months ended June 30, 2001, SAB 101 had no financial impact to the Company.

3. ASSETS HELD FOR SALE

         In the second quarter of 2000, the Company identified 25 hotels that it considered non-strategic and announced its intention to sell such hotels. In connection with the decision to sell these hotels, the Company recorded, at June 30, 2000, an expense of $63 million representing the difference between the net book value of these hotels and the estimated net proceeds. No depreciation expense has been recorded on these hotels since June 30, 2000. Revenues related to the assets held for sale, less costs associated with those assets, were included in the Company's results of operations for the six months ended June 30, 2001 and 2000, and represented income of $7.1 million and $6.1 million (net of depreciation expense in 2000), respectively.

         In March 2001, the Company contributed eight of the hotels held for sale to an entity in which the Company owns a 50 percent equity interest and a subsidiary of IHC holds the other 50 percent equity interest. The Company contributed assets with a book value of approximately $77 million, received net cash proceeds of $48 million and retained a $17 million preferred interest.

         In June 2001, the Company sold the 140-room Hampton Inn located in Marietta, Georgia, for a net sales price of $7.1 million. The Company is actively marketing the remaining 15 hotels held for sale.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. INVESTMENT IN UNCONSOLIDATED ENTITIES

         The Company owned 50 percent interests in joint venture partnerships which owned and operated 24 hotels at June 30, 2001, and 16 hotels at June 30, 2000. The Company also owned a 50% interest in partnerships which owned an undeveloped parcel of land, a condominium management company and developed and sold condominiums in Myrtle Beach, South Carolina. The Company accounts for its investments in these unconsolidated entities under the equity method.

         Summarized unaudited combined financial information for 100 percent of these unconsolidated entities is as follows (in thousands):


                                              JUNE 30,    DECEMBER 31,
                                                2001          2000
                                              --------    ------------
Balance sheet information:
   Investment in hotels ................      $342,294      $294,941
   Non-recourse mortgage debt ..........      $266,660      $225,302
   Equity ..............................      $ 96,975      $ 82,986


                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                        -----------------------       -----------------------
                                                          2001           2000           2001           2000
                                                        --------       --------       --------       --------
STATEMENTS OF OPERATIONS INFORMATION:
Total revenues ...................................      $ 24,050       $ 21,245       $ 41,300       $ 39,173
Net income .......................................      $  9,012       $  8,715       $ 14,327       $ 13,649

Net income attributable to the Company ...........      $  4,714       $  4,305       $  7,399       $  6,719
Amortization of cost in excess of book value .....          (536)          (536)        (1,071)        (1,071)
                                                        --------       --------       --------       --------
Equity in income from unconsolidated entities ....      $  4,178       $  3,769       $  6,328       $  5,648
                                                        ========       ========       ========       ========





5. DEBT

         Debt at June 30, 2001, and December 31, 2000, consisted of the following (in thousands):

                                                                                             JUNE       DECEMBER 31,
                                  COLLATERAL       INTEREST RATE     MATURITY DATE           2001           2000
                                  ----------       -------------     -------------        ----------    ------------
FLOATING RATE DEBT:
Line of credit                       None          LIBOR + 200bp     August 2003                          $ 112,000
Mortgage debt                      3 hotels        LIBOR + 200bp     February 2003                           61,909
Promissory note                      None          LIBOR + 200bp     June 2016             $     650            650
                                                                                          ----------     ----------
Total floating rate debt                                                                         650        174,559
                                                                                          ----------     ----------

FIXED RATE DEBT:
Line of credit - swapped             None              7.66%         August 2003              39,900        250,000
Publicly-traded term notes           None              7.38%         October 2004            174,569        174,505
Publicly-traded term notes           None              7.63%         October 2007            124,370        124,320
Publicly-traded term notes           None              9.50%         September 2008          101,699
Publicly-traded term notes           None              9.50%         September 2008          395,073        394,731
Publicly-traded term notes           None              8.50%         June 2011               595,073
Mortgage debt                      15 hotels           7.24%         November 2007           138,854        140,148
Mortgage debt                      7 hotels            7.54%         April 2009               96,826         97,604
Mortgage debt                      6 hotels            7.55%         June 2009                72,810         73,389
Mortgage debt                      7 hotels            8.73%         May 2010                143,163        144,032
Mortgage debt                      8 hotels            8.70%         May 2010                183,807        184,829
Other                              13 hotels       6.96% - 7.23%     2000 - 2005              67,299         80,124
                                                                                          ----------     ----------
Total fixed rate debt                                                                      2,133,443      1,663,682
                                                                                          ----------     ----------
Total debt                                                                                $2,134,093     $1,838,241
                                                                                          ==========     ==========

         One month LIBOR at June 30, 2001, was 3.835%.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. DEBT -- (CONTINUED)

         At June 30, 2001, the Company's line of credit was matched with an interest rate swap agreement, which effectively converted the floating rate on the line of credit to a fixed rate.

         The line of credit contains various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At June 30, 2001, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the line of credit. Most of the mortgage debt is non-recourse to the Company and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         Interest expense is reported net of interest income of $2.2 million and $863,000 for the six months ended June 30, 2001 and 2000, respectively, and capitalized interest of $229,000 and $497,000, respectively.

         On June 4, 2001, the Company completed the private placement of $600 million in 8 1/2 percent senior unsecured notes that mature in June 2001. Approximately $315 million of the proceeds were placed in escrow pending completion of the merger with MeriStar. The remaining proceeds were used to pay down the Line of Credit and other floating rate debt. Associated with the pay down of the Line of Credit, the Company terminated interest rate swaps with a notional value of $200 million, resulting in a one-time $4.8 million swap termination cost, which was expensed in the second quarter. An extraordinary charge of $225,000 was recorded to write-off unamortized deferred financing costs associated with the prepayment of the floating rate debt.

         On January 11, 2001, the Company completed the private placement of $100 million in 9 1/2 percent senior unsecured notes that mature in September 2008. These notes were issued at a premium to yield an effective rate of 9 1/8 percent. The proceeds were used initially to pay down the company's line of credit.

6. ADOPTION OF SFAS 133

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and the nature of the hedging activity.

         Upon adoption of SFAS 133, on January 1, 2001, the Company recorded the fair value of its interest swap rate agreements with a notional value of $250 million as an asset of $248,000 with a corresponding credit to accumulated other comprehensive income reported in shareholders' equity.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. ADOPTION OF SFAS 133 -- (CONTINUED)

         As of June 30, 2001, the Company held an interest rate swap agreement with a notional value of $50 million. The fixed interest rate paid on this swap was 5.6 percent and the floating swap rate received was 4.06 percent with a maturity of July 2003. The fair value of the Company's interest rate swap agreement at June 30, 2001 was a liability of $899,000 which was recorded in accrued expenses and accumulated other comprehensive income reported in shareholders' equity. Assuming no changes in the index rates over the next twelve months, the swap currently held by the Company would result in additional interest expense of $561,000. In June 2001, interest rate swaps with a notional amount of $200 million were terminated at a cost of $4.8 million when the corresponding floating rate debt was prepaid.

         In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. Derivatives are used primarily to fix the rate on floating rate debt and manage the cost of borrowing obligations. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company does not use derivatives for trading or speculative purposes, and the Company has a policy of only entering into contracts with major financial institutions.

         To determine the fair values of its derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

         At June 30, 2001, the Company's financing facilities consist of a $600 million floating rate line of credit. To reduce the risk of variable interest rates, the Company currently uses an interest rate swap agreement, to effectively convert a portion of its floating rate debt to fixed-rate debt. The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense.

7. COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the three and six months ended June 30, 2001 is calculated as follows (in thousands):

                                                                                           JUNE 30, 2001
                                                                            -----------------------------------------
                                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                            ------------------       ----------------
Net income ......................................................                $ 22,559                 $ 15,753
Realized loss on terminated interest rate swap agreements .......                   4,824                    4,824
Unrealized loss on interest rate swap agreements.................                    (879)                  (5,723)
                                                                                 --------                 --------
     Total comprehensive income .................................                $ 26,504                 $ 14,854
                                                                                 ========                 ========

         Although the Company conducts business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows during the three and six months ended June 30, 2001 and 2000. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three and six months ended June 30, 2001 and 2000.

                       FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require (1) intangible assets (as defined in SFAS No. 141) to be reclassified into goodwill, (2) goodwill amortization to cease, and (3) the event or circumstance would result in an impairment). The Company will adopt SFAS No. 142 on June 30, 2001, with the purchase of any goodwill and intangible assets acquired after June 30, 2001. The Company has not yet determined the impact of SFAS No. 142 on the Company's results of operations and financial position.

9. INCOME TAXES

         Under the RMA that became effective January 1, 2001, the Company leases certain of its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has a deferred tax asset of approximately $100,000, prior to any valuation allowance, relating to losses of the taxable REIT subsidiaries during the six months ended June 30, 2001. Management has provided a 100 percent valuation allowance against this asset due to uncertainty of realization and accordingly, no provision or benefit from income taxes is reflected in the accompanying Consolidated Statements of Operations.

10. GAIN ON SALE OF ASSETS

         During the six months ended June 30, 2001, the Company received $3.9 million for the condemnation of three parcels of land and recorded a gain of $3.0 million.

11. PURCHASE OF DJONT

         Effective January 1, 2001, the Company acquired all the equity interests in DJONT. In consideration for the acquisition, FelCor LP issued 416,667 units of limited partnership interest valued at approximately $10 million which, together with DJONT's accumulated shareholders' deficit of $24.5 million, was expensed as lease termination cost in the first quarter of 2001.

         The Company purchased certain assets and assumed certain liabilities with this acquisition. The fair values of the acquired assets and liabilities at January 1, 2001, are as follows (in thousands):


Cash and cash equivalents .............................        $ 25,583
Accounts receivable ...................................          30,689
Investment in real estate .............................          10,954
Other assets ..........................................          10,358
                                                               --------
         Total assets acquired ........................          77,584
                                                               --------

Accounts payable ......................................          18,656
Due to FelCor Lodging Trust ...........................          39,466
Accrued expenses and other liabilities ................          43,999
                                                               --------
         Total liabilities assumed ....................         102,121
                                                               --------
Liabilities assumed in excess of assets acquired ......          24,537
Value of FelCor LP units issued .......................           9,896
                                                               --------
     Lease termination costs ..........................        $ 34,433
                                                               ========

                       FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. SEGMENT INFORMATION

         Following the acquisition of certain of the Company's leases at January 1, 2001, the Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business in 2001 by those hotels that the Company leases to DJONT (whose operations are consolidated for financial reporting purposes beginning January 1, 2001) and those hotels that the Company leases to Six Continents Hotels.

         For the three and six months ended June 30, 2000, the Company segmented its business between its two lessees, DJONT and Six Continents Hotels.

         The following tables present information for the reportable segments for the three and six months ended June 30, 2001 and 2000 (in thousands):


                                                                  SIX
                                                               CONTINENTS                         CORPORATE
                                                 DJONT           HOTELS            SEGMENT       NOT ALLOCABLE     CONSOLIDATED
    THREE MONTHS ENDED JUNE 30, 2001             LEASED          LEASED             TOTAL         TO SEGMENTS          TOTAL
    --------------------------------           ---------        ---------         ---------        ---------         ---------
Total revenues ..............................  $ 210,404        $  63,606         $ 274,010        $     639         $ 274,649
Net income (loss) ...........................  $  52,863        $  18,153         $  71,016        $ (48,457)        $  22,559
Funds from operations .......................  $  75,293        $  32,725         $ 108,018        $ (43,758)        $  64,260
Weighted average common shares
    and units outstanding(1) ................                                                                           66,750


                                                                  SIX
                                                               CONTINENTS                         CORPORATE
                                                 DJONT           HOTELS            SEGMENT       NOT ALLOCABLE     CONSOLIDATED
    THREE MONTHS ENDED JUNE 30, 2000             LEASED          LEASED             TOTAL         TO SEGMENTS          TOTAL
    --------------------------------           ---------        ---------         ---------        ---------         ---------
Total revenues ..............................  $  70,833        $  62,453         $ 133,286        $     371         $ 133,657
Net income (loss) ...........................  $  33,193        $ (23,785)        $   9,408        $ (38,308)        $ (28,900)
Funds from operations .......................  $  68,567        $  57,197         $ 125,764        $ (44,879)        $  80,885
Weighted average common shares
   and units outstanding(1) .................                                                                           67,232

                                                                  SIX
                                                               CONTINENTS                         CORPORATE
                                                 DJONT           HOTELS            SEGMENT       NOT ALLOCABLE     CONSOLIDATED
    SIX MONTHS ENDED JUNE 30, 2001               LEASED          LEASED             TOTAL         TO SEGMENTS          TOTAL
    --------------------------------           ---------        ---------         ---------        ---------         ---------
Total revenues ..............................  $ 443,283        $ 115,137         $ 558,420        $   1,882         $ 560,302
Net income (loss) ...........................  $  80,431        $  21,855         $ 102,286        $ (86,533)        $  15,753
Funds from operations .......................  $ 160,706        $  62,161         $ 222,867        $ (87,184)        $ 135,683
Weighted average common shares
   and units outstanding(1) .................                                                                           66,759


                                                                  SIX
                                                               CONTINENTS                         CORPORATE
                                                 DJONT           HOTELS            SEGMENT       NOT ALLOCABLE     CONSOLIDATED
    SIX MONTHS ENDED JUNE 30, 2000               LEASED          LEASED             TOTAL         TO SEGMENTS          TOTAL
    --------------------------------           ---------        ---------         ---------        ---------         ---------
Total revenues ..............................  $ 137,813        $ 118,522         $ 256,335        $   1,824         $ 258,159
Net income (loss) ...........................  $  69,892        $  (1,059)        $  68,833        $ (78,806)        $  (9,973)
Funds from operations .......................  $ 132,459        $ 104,459         $ 236,918        $ (87,538)        $ 149,380
Weighted average common shares
   and units outstanding(1) .................                                                                           67,987


(1) Weighted average common shares and units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A preferred stock to common stock.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. TREASURY STOCK REPURCHASE PROGRAM

         On January 4, 2000, FelCor announced that its Board of Directors had approved a $200 million increase in its stock repurchase program, authorizing the Company to purchase up to an aggregate of $300 million of its outstanding common shares. Approximately 179,000 of FelCor common shares for approximately $4.0 million were purchased from January 1, 2001 through March 27, 2001. FelCor has not repurchased any additional shares since March 27, 2001. Since the inception of the stock repurchase program FelCor has repurchased approximately
10.5 million shares of FelCor common stock for approximately $189.1 million.

14. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 (in thousands, except per share data):


                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                                -------------------------         -------------------------
                                                                  2001             2000             2001             2000
                                                                --------         --------         --------         --------
Numerator:
   Income (loss) before extraordinary items ............        $ 22,784         $(28,900)        $ 15,978         $ (9,973)
      Extraordinary charge .............................            (225)                             (225)
                                                                --------         --------         --------         --------
   Net income (loss) ...................................          22,559          (28,900)          15,753           (9,973)
     Preferred dividends ...............................          (6,150)          (6,174)         (12,300)         (12,358)
   Net income (loss) applicable to common
      shareholders .....................................        $ 16,409         $(35,074)        $  3,453         $(22,331)
                                                                ========         ========         ========         ========
Denominator:
   Denominator for basic earnings per share -
     weighted average shares ...........................          52,630           54,714           52,614           56,930
   Effect of dilutive securities:
   Stock options .......................................              65                                90
   Restricted shares ...................................             351              231              351              231
                                                                --------         --------         --------         --------
   Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed
     conversions .......................................          53,046           54,945           53,055           57,161
                                                                ========         ========         ========         ========
Earnings (loss) per share data:
Basic
   Net income (loss) before extraordinary item .........        $   0.32         $  (0.64)        $   0.07         $  (0.39)
   Extraordinary item ..................................           (0.01)
                                                                --------         --------         --------         --------
   Net income (loss) ...................................        $   0.31         $  (0.64)        $   0.07         $  (0.39)
                                                                ========         ========         ========         ========
Diluted
   Net income (loss) before extraordinary item .........        $   0.31         $  (0.64)        $   0.07         $  (0.39)
   Extraordinary item ..................................
                                                                --------         --------         --------         --------
   Net income (loss) ...................................        $   0.31         $  (0.64)        $   0.07         $  (0.39)
                                                                ========         ========         ========         ========

         The Series A preferred shares and most of the options granted are anti-dilutive and not included in the calculation of diluted earnings per share.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. PRO FORMA INFORMATION (UNAUDITED)

         The following unaudited pro forma information for the six months ended June 30, 2001 and 2000 are based in part upon the Consolidated Statements of Operations of the Company, DJONT, Six Continents Hotels and MeriStar for the six months ended June 30, 2001 and 2000.

         The pro forma information for the six months ended June 30, 2001 and 2000 assumes that all the following occurred on January 1 of the fiscal period presented:

         o the Company's acquisition of DJONT, effective January 1, 2001, for 416,667 units of limited partnership interest in FelCor Partnership valued at approximately $10 million;

         o the Company's acquisition of 12 leases held by Six Continents Hotels, effective January 1, 2001, for 413,585 shares of FelCor common stock valued at approximately $10 million;

         o the Company's acquisition of the remaining 88 leases held by Six Continents Hotels, effective July 1, 2001, and the recording of a lease termination expense of approximately $125 million that will be amortized over the term of the management agreements with respect to these hotels;

         o the assignment of the leases from MeriStar Hotels & Resorts, Inc. to taxable REIT subsidiaries; and

         o the completion of the MeriStar merger and related financings and the application of the net proceeds.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. PRO FORMA INFORMATION (UNAUDITED) -- (CONTINUED)

         In the opinion of the Company's management, all material adjustments necessary to reflect the effects of the preceding transactions have been made. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of what the actual results of operations would have been had the MeriStar merger and the other transactions described above occurred on the indicated dates, nor do they purport to represent the Company's results of operations for future periods.


                                                                                          PRO FORMA
                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                              ---------------------------------
                                                                                   2001              2000
                                                                              ---------------    --------------

Total revenues..............................................................  $     1,412,155    $    1,471,031
                                                                              ===============    ==============
Net income (loss) applicable to common shareholders.........................  $        67,271    $       82,551
                                                                              ===============    ==============
Per common share data:

Basic:
  Net income (loss) applicable to common shareholders.......................  $           .77    $          .92
                                                                              ===============    ==============
    Weighted average common shares outstanding................................         87,486            90,137
                                                                              ===============    ==============

Diluted:
   Net income (loss) applicable to common shareholders......................  $           .76    $          .91
                                                                              ===============    ==============
   Weighted average common shares outstanding...............................  $        88,817    $       91,182
                                                                              ===============    ==============

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. SUBSEQUENT EVENTS

         On July 18, 2001, the Company announced the commitment of a $500 million standby loan facility. The loan facility will be available to fund any purchases of MeriStar's existing 9 percent Senior Notes due 2009 or 9 1/8 percent Senior Notes due 2011 pursuant to change in control provisions contained in the indentures.

         On July 26, 2001, the Company announced the increase of its line of credit from $600 million to $700 million contingent upon the merger with MeriStar closing. The new unsecured facility has similar terms as the existing facility. The facility has a term of up to five years, a floating interest rate, and a tiered spread based on the Company's leverage ratio. The increased line will be available to refinance a portion of MeriStar's debt and for general corporate purposes.

         The Company has filed a registration statement on Form S-4 with the SEC in connection with the merger. The registration statement is currently being reviewed by the SEC but has not been declared effective. The Form S-4 contains a prospectus, a proxy statement, and other documents for FelCor's and MeriStar's stockholder meetings at which time the proposed merger will be considered. It is planned to mail the proxy statement and prospectus contained in the Form S-4 to our respective stockholders after the registration statement is declared effective by the SEC. The Form S-4, proxy statement and prospectus will contain important information about FelCor, MeriStar, the merger and related matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

         As a result of the acquisition of leases for 96 of its hotels in the first quarter of 2001 by the Company's taxable REIT subsidiaries, the Company is reporting hotel revenues and expenses with respect to such hotels, whereas prior to January 1, 2001, percentage lease revenue was reported.

FINANCIAL COMPARISON

         THREE MONTHS ENDED JUNE 30, 2001 (COMPARED TO THREE MONTHS ENDED JUNE 30, 2000)

          o Total hotel portfolio RevPAR decreased 7.4 percent (185 hotels)

          o FFO decreased 20.5 percent to $64.3 million from $80.9 million

          o EBITDA decreased 11.2 percent to $112.2 million from $126.3 million

          o Net income was $22.6 million compared to a net loss of $28.9 million


         SIX MONTHS ENDED JUNE 30, 2001 (COMPARED TO SIX MONTHS ENDED JUNE 30,
         2000)

          o Total hotel portfolio RevPAR decreased 2.9 percent (185 hotels)

          o FFO decreased 9.2 percent to $135.7 million from $149.4 million

          o EBITDA decreased 3.9 percent to $229.6 million from $238.8 million

          o Net income was $15.8 million compared to a net loss of $10.0 million

PROPOSED MERGER

         On May 9, 2001, the Company entered into an Agreement and Plan of Merger with MeriStar and MeriStar LP. Pursuant to the merger agreement, MeriStar will be merged with and into FelCor, with FelCor as the survivor. Under the terms of the merger agreement holders of shares of MeriStar common stock will receive, for each share of common stock, $4.60 in cash and 0.784 shares of FelCor common stock. The Company will either assume or refinance approximately $1.6 billion in MeriStar debt. MeriStar Hotels & Resorts, Inc., an independent public hotel management company, will continue to manage substantially all of the hotels acquired from MeriStar in the merger.

         In connection with the merger with MeriStar, the Company has completed the following financing transactions:

     o The Company issued $600 million of 10-year, 8 1/2 percent senior unsecured notes.

     o In July, the Company received a $500 million standby loan facility which will be available to fund any required purchases of MeriStar's senior notes pursuant to change in control provisions.

     o The Company closed an expanded line of credit facility in July. The new line of credit will permit borrowing of $700 million, a $100 million increase from the Company's previous $600 million facility, contingent upon the merger closing.

     o The Company is also planning a CMBS transaction in the amount of $325 to $350 million and considering a preferred equity offering, although the preferred equity offering is not necessary to complete the merger.

         The Company has filed a registration statement on Form S-4 with the SEC in connection with the merger. The registration statement is currently being reviewed by the SEC but has not been declared effective. The Form S-4 contains a prospectus, a proxy statement, and other documents for FelCor's and MeriStar's stockholder meetings at which time the proposed merger will be considered. It is planned to mail the proxy statement and prospectus contained in the Form S-4 to our respective stockholders after the registration statement is declared effective by the SEC. The Form S-4, proxy statement and prospectus will contain important information about FelCor, MeriStar, the merger and related matters.

ACQUISITION OF TENANTS:

         The Company completed the acquisition of DJONT (which leased 85 of the Company's hotels) effective January 1, 2001. In consideration for the acquisition, FelCor LP issued approximately 417,000 units of limited partnership interest, valued at approximately $10 million which, together with DJONT's accumulated deficit of $24.5 million, was recorded as a lease termination cost in the first quarter of 2001.

         The Company acquired leases from Six Continents Hotels, formerly
Bass Hotels and Resorts ("Six Continents Hotels") on 12 of the Company's hotels for approximately 414,000 shares of common stock, valued at approximately $10 million, of which $1.7 million was included in lease termination costs and the remainder had been previously accrued for in the reserve related to hotels held for sale. Of these hotels, one has been sold, eight have been contributed to a joint venture with IHC, two remain to be sold and one will be retained.

         The Company and Six Continents Hotels agreed to the terms on which the Company acquired the remaining 88 Hotel leases held by Six Continents Hotels in exchange for long-term management agreements. A portion of the management fees with respect to the 88 hotels to be managed by Six Continents Hotels is considered to be lease termination costs and the Company will record a lease termination expense of approximately $125 million in the third quarter of 2001. At that time, the Company will record a corresponding liability of approximately $125 million that will be amortized over the term of the applicable management agreements. This transaction was effective July 1, 2001. Beginning with the third quarter of 2001, the Company's financial statements will reflect hotel revenues and expenses of these additional 88 hotels.

HIGHLIGHTS:

         FIRST QUARTER

          o The Company contributed seven Marriott(R)-branded hotels and one Hilton(R)-branded hotel to a 50/50 joint venture between the Company and IHC. Net cash proceeds to the Company were $48 million. In addition to its 50 percent equity interest in the joint venture, the Company retains a $17 million preferred interest.

          o Project capital expenditures for improvements totaled $9.7 million during the quarter. An additional $6.3 million was spent on maintenance capital expenditures.

         SECOND QUARTER

          o In June, the Company sold a hotel previously designated as held for sale with net sales proceeds of $7.1 million. No gain or loss was recorded on this sale.

          o Project capital expenditures for improvements totaled $8.3 million during the quarter. An additional $7.8 million was spent on maintenance capital expenditures.

CAPITALIZATION:

         FIRST QUARTER

          o On January 11, 2001, the Company completed the private placement of $100 million of senior unsecured notes that mature in September, 2008 and bear interest at an effective rate of 9 1/8 percent. The proceeds were used initially to pay down the Company's line of credit.

          o During the first quarter 2001, the Company repurchased approximately 179,000 shares of common stock for approximately $4.0 million.

          o The Company declared first quarter dividends of $0.55 per share on its common stock, $0.4875 per share on its $1.95 Series A Cumulative Convertible Preferred Stock and $0.5625 per depositary share evidencing its 9 percent Series B Cumulative Redeemable Preferred Stock.

         SECOND QUARTER

          o On June 4, 2001, the Company issued $600 million of 10-year, 8.5 percent senior unsecured notes. Approximately $315 million of the proceeds were placed in escrow to be released upon the merger closing. Merger related carrying costs related to the escrowed funds, impacted FFO by $1.4 million. Associated with the issuance of the favorably priced fixed rate debt, and the prepayment of floating rate debt, the Company terminated $200 million of interest rate swaps resulting in a one-time $4.8 million swap termination cost.

          o The Company declared second quarter dividends of $0.55 per share on its Common Stock, $0.4875 per share on its $1.95 Series A Cumulative Convertible Preferred Stock and $0.5625 per depositary share evidencing its 9 percent Series B Cumulative Redeemable Preferred Stock.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000

         Until January 1, 2001, the Company leased 184 hotels to either DJONT or Six Continents Hotels and reported the lease revenue from the percentage lease agreements. Effective January 1, 2001, upon acquisition of these leases by the Company's taxable REIT subsidiaries, the Company assumed all operating risks and rewards of these 96 hotels. The Consolidated Statement of Operations for the quarter ending June 30, 2001, include the revenue and expenses of those hotels and percentage lease revenues related to the 88 hotels that were leased by Six Continents Hotels through July 1, 2001. Therefore, the operating results of the Company for the three months ended June 30, 2001, are not directly comparable to the same period in 2000.

         Total revenue for the second quarter of 2001 increased $141.0 million over the same period in 2000. The increase is principally associated with hotel operating revenues for the 96 hotels that the Company had reported percentage lease revenue in previous periods. The 96 hotels contributed approximately $210.5 million in hotel operating revenue in the second quarter of 2001, compared to $70.8 million in percentage rent revenue for these same hotels, in the second quarter of 2000.

         At June 30, 2001, the Company had hotel leases with Six Continents Hotels for 88 hotels which are reflected in percentage lease revenues for both years reported. Percentage lease revenue was $63.6 million in the quarter ended June 30, 2001, compared to percentage lease revenue of $133.3 million for the same period in 2000. The principal reason for the decrease in percentage lease revenue is related to the previously discussed acquisition of 96 hotel leases effective January 1, 2001. Percentage lease revenue for the 88 hotels leased by Six Continents Hotels during the second quarter of 2001 increased for those same hotels in the same period of 2000 by $1.2 million. The principal reason for the change in percentage lease revenue for the 88 Six Continents Hotels leased hotels was deferred rent. In the second quarter of 2001 the Company recognized $5.3 million of rent deferred from the first quarter of 2001, associated with the acquisition of these leases on July 1, 2001, while in the same period in 2000 the Company deferred $9.7 million under SAB 101. Other items affecting revenue, compared to the second quarter 2000 are:

     o RevPAR for the 95 hotels decreased 7.4 percent for quarter (reflected in hotel revenue)


     o RevPAR for the 88 Bass leased hotels decreased 7.6 percent for the quarter (reflected in percent rent)

         Total operating expenses increased by $140.9 million for the three months ended June 30, 2001 over the same three month period in 2000. This increase is primarily a result of including hotel operating expenses, management fees and other property related costs of $127.1 million, which were not included in the same period of 2000. Also included in total operating expenses are depreciation expense and taxes, insurance and lease expense. Taxes, insurance and lease expense increased by $14.7 million in the three months ended June 30, 2001, compared to the prior year. The majority of this increase related to percentage lease expense for hotels whose operations were acquired with the acquisition of DJONT, but a portion of whose percentage lease is allocated to the third party partner. Depreciation expense decreased by $1.4 million for the quarter, which principally relates to deprecation for the 25 hotels which the Company designated as held for sale in June 2000. When these hotels were designated as held for sale, the Company stopped recording depreciation on them.

         Net income increased $51.5 million for the three months ended June 30, 2001 compared to the same period in 2000. Major items affecting the change in net income are interest expense, swap termination expense, loss on assets held for sale (recorded in second quarter 2000) and minority interests.

         Interest expense, net increased $964,000 principally related to the issuance of $600 million of senior debt issued in anticipation of the proposed merger with MeriStar. Associated with the issuance of favorably priced fixed rate debt, and the prepayment of floating rate debt, the Company terminated $200 million of interest rate swaps resulting in a one time $4.8 million swap termination cost. In June 2000 the Company recorded a $63 million loss for assets held for sale. Minority interests increased by $5.6 million, which principally reflects the minority interest holders' share of the $63 million loss for assets held for sale, recorded in June 2000.

Six Months Ended June 30, 2001 and 2000

         Until January 1, 2001, the Company leased 184 hotels to either DJONT or Six Continents Hotels and reported the lease revenue from the percentage lease agreements. Effective January 1, 2001, upon acquisition of these leases by the Company's taxable REIT subsidiaries, the Company assumed all operating risks and rewards of these 96 hotels. The Consolidated Statement of Operations for the six months ending June 30, 2001, include the revenue and expenses of those hotels and percentage lease revenues related to the 88 hotels that were leased by Six Continents Hotels through July 1, 2001. Therefore, the operating results of the Company for the six months ended June 30, 2001, are not directly comparable to the same period in 2000.

         Total revenue for the six months ended June 30, 2001 increased $302.1 million over the same period in 2000. The increase is principally associated with hotel operating revenues for the 96 hotels that the Company had reported percentage lease revenue in previous periods. The 96 hotels contributed approximately $443.3 million in hotel operating revenue in the first six months of 2001, compared to $136.7 million in percentage rent revenue for these same hotels, for the same period in 2000.

         At June 30, 2001, the Company had hotel leases with Six Continents Hotels for 88 hotels which are reflected in percentage lease revenues for both years reported. Percentage lease revenue was $115.1 million for the six months ended June 30, 2001, compared to percentage lease revenue of $256.3 million for the same period in 2000. The principal reason for the decrease in percentage lease revenue is related to the previously discussed acquisition of 96 hotel leases effective January 1, 2001. Percentage lease revenue for the 88 hotels leased by

Six Continents Hotels during the first half of 2001 decreased for those same hotels in the same period of 2000 by $4.5 million. The principal reasons for the change in percentage lease revenue for the 88 Six Continents Hotels leased hotels was rent deferred under SAB 101 in the six months ended June 30, 2000 of $18.6 million. Other items affecting revenue, compared to the six months ended June 30, 2000 are:

     o RevPAR for the 95 hotels decreased 1.9 percent for six months (reflected in hotel revenue)

     o RevPAR for the 88 Six Continents Hotels leased hotels decreased 4.2 percent for the six months (reflected in percent rent)

         Total operating expenses increased by $331.1 million for the six months ended June 30, 2001 over the same six month period in 2000. This increase is primarily a result of including hotel operating expenses, management fees and other property related costs of $267.7 million, which were not included in the same period of 2000. Also included in total operating expenses are depreciation expense, lease termination costs and taxes, insurance and lease expense. Taxes, insurance and lease expense increased by $28.9 million in the six months ended June 30, 2001, compared to the prior year. The majority of this increase related to percentage lease expense for hotels whose operations were acquired with the acquisition of DJONT, but a portion of whose percentage lease is allocated to the third party partner. Lease termination costs of $36.2 million were recorded in the first quarter of 2001 and relate to the acquisition of DJONT and termination of certain leases held by Six Continents Hotels. Depreciation expense decreased by $2.0 million for the six months, which principally relates to depreciation for the 25 hotels which the Company designated as held for sale in June 2000. When these hotels were designated as held for sale, the Company stopped recording depreciation on them.

         Net income increased $25.7 million for the six months ended June 30, 2001 compared to the same period in 2000. Major items affecting the change in net income are interest expense, swap termination expense, loss on assets held for sale (recorded in second quarter 2000), minority interests and gain on sale of assets.

         Interest expense, net increased $2.8 million principally from increased interest expense in 2001 compared to the same period in 2000 related to the Company repositioning its debt to increase its fixed rate exposure. This increase was partially offset by interest income on approximately $315 million of proceeds from the Company's second quarter $600 million senior debt offering which was escrowed pending the completion of the MeriStar merger. Associated with the issuance of favorably priced fixed rate debt, and the prepayment of floating rate debt, the Company terminated $200 million of interest rate swaps resulting in a one time $4.8 million swap termination cost. In June 2000 the Company recorded a $63 million loss for assets held for sale. Minority interests increased by $3.2 million, which principally reflects the minority interest holders' share of the 2000 $63 million loss for assets held for sale net of the minority interest holders' share of the $36.2 lease termination cost. Gain on sale of assets increased $2.1 million, principally from condemnation proceeds received in 2001.

Funds From Operations

         The Company considers Funds From Operations ("FFO") and earnings before interest, taxes, depreciation and amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from extraordinary items and sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. The Company computes FFO in accordance with standards established by NAREIT, except that the Company adds back rent deferred under SAB 101, lease termination costs and interest rate swap termination expense to derive FFO. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, that interpret the current NAREIT definition differently than the Company or that do not adjust FFO for rent deferred under SAB 101, lease termination costs and interest rate swap termination expense. FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor does it necessarily reflect the funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

         The following table details the computation of Funds From Operations (in thousands):


                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30,
                                                                       -------------------------       -------------------------
                                                                          2001            2000            2001           2000
                                                                       ---------       ---------       ---------       ---------
FUNDS FROM OPERATIONS (FFO):
Net income (loss) ...............................................      $  22,559       $ (28,900)      $  15,753       $  (9,973)
     Deferred rent ..............................................         (5,254)          9,750                          18,604
     Extraordinary charge .......................................            225                             225
     Loss on assets held for sale ...............................                         63,000                          63,000
     Swap termination expense ...................................          4,824                           4,824
     Lease termination costs ....................................                                         36,226
     Series B preferred dividends ...............................         (3,234)         (3,234)         (6,468)         (6,468)
     Depreciation ...............................................         39,705          41,080          79,513          81,480
     Depreciation from unconsolidated entities ..................          2,641           2,592           5,022           5,136
     Minority interest in FelCor LP. ............................          2,794          (3,403)            588          (2,399)
                                                                       ---------       ---------       ---------       ---------
FFO .............................................................      $  64,260       $  80,885       $ 135,683       $ 149,380
                                                                       =========       =========       =========       =========
Weighted average common shares and units
       outstanding(1) ..........................................          66,750          67,232          66,759          67,987
                                                                       =========       =========       =========       =========

(1) Weighted average common shares and units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A preferred stock to common stock.


         The following table details the computation of EBITDA (in thousands):

                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                               ----------------------           -----------------------
                                                                 2001          2001               2001           2000
                                                               --------     ---------           --------       --------
EBITDA:
Funds from Operations........................................  $ 64,260     $  80,885           $135,683       $149,380
     Interest expense........................................    41,706        39,740             81,799         77,644
     Interest expense of unconsolidated subsidiaries.........     2,631         2,157              4,742          4,787
     Amortization expense....................................       408           312                884            474
     Series B preferred dividends............................     3,234         3,234              6,468          6,468
                                                               --------     ---------           --------       --------
EBITDA.......................................................  $112,239     $ 126,328           $229,576       $238,753
                                                               ========     =========           ========       ========

The Hotels

         Changes in the Hotels' room revenues significantly affect the Company after the acquisition of its leases, as well as historically, because room revenue has been the major component in the computation of percentage lease income.

         The following table sets forth historical occupied rooms ("Occupancy"), average daily rate ("ADR") and RevPAR at June 30, 2001 and 2000, and the percentage changes therein between the quarters presented for the Hotels in which the Company had an ownership interest at June 30, 2001:

                                                                                 OCCUPANCY(%)
                                                       -------------------------------------------------------------
                                                             SECOND QUARTER                    YEAR TO DATE
                                                       ----------------------------      ---------------------------
                                                                              %                                %
                                                        2001       2000    VARIANCE       2001      2000    VARIANCE
                                                       ------     ------   --------      ------    ------   --------
Embassy Suites hotels                                   70.9        78.5      (9.7)        71.2      76.0     (6.4)
Holiday-branded hotels                                  72.8        75.7      (3.7)        71.0      72.2     (1.7)
Crowne Plaza hotels                                     65.9        75.2     (12.3)        65.3      72.6    (10.0)
Doubletree-branded hotels                               72.2        76.1      (5.0)        72.2      72.1      0.1
Sheraton-branded hotels                                 69.2        76.0      (8.9)        68.8      73.9     (6.8)
Other hotels                                            61.6        67.8      (9.2)        64.4      67.2     (4.2)
     Total hotels excluding hotels held for sale        70.0        75.8      (7.7)        69.6      73.1     (4.8)
Hotels held for sale                                    56.6        54.0       4.7         53.4      52.1      2.5
              Total hotels                              69.3        74.8      (7.3)        68.8      72.1     (4.5)

                                                                               ADR (DOLLARS)
                                                       -------------------------------------------------------------
                                                             SECOND QUARTER                    YEAR TO DATE
                                                       ----------------------------      ---------------------------
                                                                              %                                %
                                                        2001       2000    VARIANCE       2001      2000    VARIANCE
                                                       ------     ------   --------      ------    ------   --------
Embassy Suites hotels                                  130.83     126.84      3.1        134.36    128.00      5.0
Holiday-branded hotels                                  87.54      89.22     (1.9)        87.12     87.51     (0.4)
Crowne Plaza hotels                                    106.98     107.37     (0.4)       106.41    104.79      1.5
Doubletree-branded hotels                              108.59     108.11      0.4        112.92    109.53      3.1
Sheraton-branded hotels                                111.32     112.04     (0.6)       114.74    113.33      1.2
Other hotels                                            79.72      82.34     (3.2)        83.78     85.05     (1.5)
     Total hotels excluding hotels held for sale       106.01     105.98      0.0        107.87    105.90      1.9
Hotels held for sale                                    64.38      66.05     (2.5)        68.17     67.70      0.7
              Total hotels                             104.41     104.61     (0.2)       106.42    104.60      1.7


                                                                              REVPAR (DOLLARS)
                                                        ----------------------------------------------------------
                                                             SECOND QUARTER                    YEAR TO DATE
                                                       ----------------------------     ---------------------------
                                                                              %                                %
                                                        2001       2000    VARIANCE      2001      2000    VARIANCE
                                                       ------     ------   --------     ------    ------   --------
Embassy Suites hotels                                   92.77      99.56     (6.8)       95.66     97.32     (1.7)
Holiday-branded hotels                                  63.75      67.50     (5.6)       61.87     63.21     (2.1)
Crowne Plaza hotels                                     70.54      80.73    (12.6)       69.50     76.03     (8.6)
Doubletree-branded hotels                               78.42      82.22     (4.6)       81.48     78.97      3.2
Sheraton-branded hotels                                 77.02      85.10     (9.5)       78.97     83.70     (5.7)
Other hotels                                            49.13      55.86    (12.1)       53.95     57.18     (5.6)
     Total hotels excluding hotels held for sale        74.14      80.32     (7.7)       75.09     77.43     (3.0)
Hotels held for sale                                    36.44      35.69      2.1        36.42     35.30      3.2
              Total hotels                              72.39      78.21     (7.4)       73.26     75.44     (2.9)

REVPAR PERFORMANCE FOR SELECTED STATES

         Excluding hotels held for sale, hotels in Texas, California, Florida and Georgia accounted for 55.3 percent of hotel room revenues for the quarter. The RevPAR changes during the periods ended June 30, 2001 (versus comparable periods for 2000) from our hotels in these states are as follows:


                                                               REVPAR (DOLLARS)
                            ----------------------------------------------------------------------------------
                                       SECOND QUARTER                                YEAR-TO-DATE
                            ------------------------------------          -------------------------------------
                              2001          2000      % VARIANCE            2001          2000      % VARIANCE
                            --------      -------    -----------          -------       -------     ----------
         Texas                56.15         62.82        (10.6)            58.83          61.74        (4.7)
         California          102.59        116.89        (12.2)           102.29         108.74        (5.9)
         Florida              69.28         74.96         (7.6)            79.42          81.58        (2.7)
         Georgia              68.78         68.66          0.2             71.42          70.67         1.1


                                        BRAND DISTRIBUTION


                                                       NUMBER OF       NUMBER        PERCENTAGE OF
                                                        HOTELS        OF ROOMS        ROOM REVENUE
         Embassy Suites                                     59         14,840              39.8
         Holiday-branded hotels                             51         15,526              26.9
         Crowne Plaza                                       18          5,963              11.6
         Doubletree-branded hotels                          11          2,330               5.3
         Sheraton-branded                                   10          3,269               7.2
         Other hotels                                       21          4,470               6.9
         Hotels held for sale                               15          2,294               2.3
                                                           ---          -----             -----
                  Total                                    185         48,692             100.0
                                                           ===         ======             =====


                                    SELECTED STATE DISTRIBUTION

                                                       NUMBER OF       NUMBER        PERCENTAGE OF
                                                        HOTELS        OF ROOMS        ROOM REVENUE
         Texas                                            41           11,147              18.4
         California                                       19            6,028              17.3
         Florida                                          16            5,346              11.9
         Georgia                                          14            3,868               7.7
                                                          --           ------              ----
                  Total for four states                   90           26,389              55.3
                                                          ==           ======              ====

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the FelCor LP's cash flow from the Percentage Leases for the 88 hotels leased by Six Continents Hotels and the results of operations from the remaining 97 hotels. For the six months ended June 30, 2001, net cash flow provided by operating activities consisting primarily of hotel operations from consolidated hotels and percentage lease revenues, was $93.6 million and Funds From Operations was $135.7 million.

         As a result of the effectiveness of the REIT Modernization Act, which, among other things, allows the Company to own its leases in taxable REIT subsidiaries, and the acquisition of the hotel leases in January 2001, the Company began reporting the income and expenses of operating hotels as it acquired its lessees, rather than lease income from the Percentage Leases. Any profits or losses from the TRS entities holding the hotel leases, after applicable corporate taxes is reflected in the Company's results of operations.

         Prior to January 1, 2001, substantially all of the Company's hotels were leased to third parties under leases providing for the payment of rent based, in part upon revenues from the hotels. Accordingly, the Company's risks were essentially limited to changes in hotel revenues and to the lessees' ability to pay the rent due under the leases. On January 1, 2001, the Company acquired the leaseholds of 98 of our hotels. Effective July 1, 2001, the Company acquired the remaining 88 leases from Six Continents Hotels. As a result of these acquisitions, we became subject to the risk of fluctuating hotel operating expenses at our hotels, including but not limited to wage and benefit costs, repair and maintenance expenses, the cost of utilities, liability insurance, and other operating expenses. These operating expenses are more difficult to predict and control than revenue, resulting in increased risk of volatility in our result of operations.

Proposed Merger

         On May 9, 2001, the Company entered into an Agreement and Plan of Merger with MeriStar and MeriStar LP. Pursuant to the merger agreement, MeriStar will be merged with and into FelCor, with FelCor as the survivor. Under the terms of the merger agreement, which is subject to shareholder approval, holders of shares of MeriStar common stock will receive, for each share of common stock, $4.60 in cash and 0.784 shares of FelCor common stock. The Company also will either assume or refinance approximately $1.6 billion in MeriStar debt. MeriStar Hotels & Resorts, Inc., an independent public hotel management company, will continue to manage substantially all of the hotels acquired from MeriStar in the merger.

         In connection with the merger with Meristar, the Company has completed the following financing transactions:

     o The Company issued $600 million of 10-year, 8 1/2 percent senior unsecured notes on June 4, 2001. Approximately $315 million of the proceeds were placed in escrow to be released upon the merger closing. Merger related carrying costs related to the escrowed funds, impacted FFO by $1.4 million or $0.02 per share. Associated with the issuance of the favorably priced fixed rate debt and the subsequent prepayment of floating rate debt, the Company terminated $200 million of interest rate swaps resulting in a one-time $4.8 million swap termination cost.

     o In July, the Company received a $500 million standby loan facility which will be available to fund any required purchases of MeriStar's most recently issued senior notes pursuant to change in control provisions. The Company also closed an expanded line of credit facility in July. The new line of credit will permit borrowing of $700 million, a $100 million increase from its previous $600 million facility, contingent upon the merger closing.

     o The Company is also planning a CMBS transaction in the amount of $325 to $350 million. Although it would not be necessary to complete the merger, the Company is also considering a preferred equity offering.

         On January 11, 2001, the Company completed the private placement of $100 million in 9 1/2 percent senior unsecured notes that mature in September 2008. These notes were issued at a premium to yield an effective rate of 9 1/8 percent. The proceeds were used initially to pay down the Company's line of credit.

         In March 2001, the Company contributed eight of the hotels held for sale to an entity in which the Company holds a 50 percent equity interest, and a subsidiary of IHC holds the other 50 percent equity interest. Another subsidiary of IHC manages each of these hotels.

         The Company may incur indebtedness to make property acquisitions, to purchase shares of its capital stock, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient for such purposes.

         The board of directors has authorized FelCor to repurchase up to $300 million of its outstanding common shares. Stock repurchases, may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company expects to fund the repurchase of stock through the use of cash, existing credit facilities, proceeds from the sale of assets and debt refinancings. Beginning in January 2001, through March 27, 2001, FelCor repurchased approximately 179,000 shares of its outstanding common stock on the open market for approximately $4.0 million. Subsequent to March 27, 2001, FelCor has not repurchased any additional shares of its common stock.

         At June 30, 2001, the Company had $64.2 million of cash and cash equivalents. Certain significant credit and debt statistics at June 30, 2001, are as follows:

     o    Interest coverage ratio of 2.7x

     o    Borrowing capacity of $560 million under the line of credit

     o Consolidated debt equal to 40 percent of its investment in hotels, at cost

     o    Fixed interest rate debt equal to 98 percent of total debt

     o Weighted average maturity of fixed interest rate debt of approximately 8 years

     o    Mortgage debt to total assets of 16.0 percent

     o    Debt of approximately $5.8 million maturing in 2001

     o    Debt of approximately $13 million maturing in 2002

         The Company's line of credit contains various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, restricted payments (such as stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At June 30, 2001, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the line of credit. Most of the mortgage debt is nonrecourse to the Company and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable, subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         The Company had an interest rate swap agreement with a notional amount of $50 million at June 30, 2001, which was designated as a cash flow hedge. The interest rate swap agreement modifies a portion of the interest characteristics of the Company's outstanding debt under its line of credit without an exchange of the underlying principal amount and effectively converts variable rate debt to a fixed rate. The fixed rate to be paid, based on the swap agreement is 5.56 percent, and the variable rate to be received by the Company at June 30, 2001 is
5.28 percent. The swap agreement matures July 2003.

         The Company spent approximately $16.1 million on upgrading and renovating its Hotels during the six months ended June 30, 2001. In the event of a significant economic downturn, the Company believes that its Hotels will continue to benefit from the Company's extensive capital expenditure programs in the previous years. Most future renovation and redevelopment expenditures are discretionary and the Company expects to fund these from cash flow.

Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk exposure is to changes in interest rates on its floating rate debt. The Company manages the risk of increasing interest rates on its floating rate debt through the use of interest rate swaps, which effectively convert variable rate debt to a fixed rate, by locking the interest rates paid.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at June 30, 2001, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For its interest rate swap, the table presents the notional amount and weighted average interest rate, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of June 30, 2001. The Fair Value of the Company's fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements which could have been borrowed at June 30, 2001 at then current market interest rates. The Fair Value of the Company's variable to fixed interest rate swap indicates the estimated amount that would have been paid by the Company had the swap been terminated at June 30, 2001.


                             EXPECTED MATURITY DATE
                                 (IN THOUSANDS)


                             REMAINDER
                                OF
                                2001        2002      2003      2004      2005    THEREAFTER      TOTAL      FAIR VALUE
LIABILITIES
Debt:
   Fixed rate                  $5,724     $13,039  $ 34,906  $189,228   $43,129  $1,811,764   $ 2,097,790    $1,970,752
      Average interest rate     8.22%       8.19%     8.09%     7.44%     8.67%       8.60%
   Variable rate                                   $ 39,900                         $   650   $    40,550    $   40,550
      Average interest rate                           6.92%                           8.26%
Discount accretion                                                                            $    (4,248)
Total debt                                                                                    $ 2,134,092

INTEREST RATE DERIVATIVES
Interest rate swap:
   Variable to fixed                               $ 50,000                                  $      50,000  $     (899)
      Average pay rate                                5.56%
      Average receive rate                            5.64%

         Swap contracts, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to FelCor is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2001.

                          PART II. -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         FelCor held its 2001 Annual Meeting of Stockholders on May 15, 2001 (the "Annual Meeting"). At the Annual Meeting, the stockholders of FelCor elected Melinda J. Bush, Charles A. Ledsinger, Jr., Robert H. Lutz, Jr. and Michael D. Rose to serve as Class I Directors, until the Annual Meeting of Stockholders to be held in 2004.

         The total number of shares entitled to vote at the Annual Meeting was 53,154,141 shares of Common Stock. A total of 42,818,412 shares of Common Stock were represented in person or by proxy at the Annual Meeting. The following table sets forth, with respect to each of the directors elected, the number of votes cast for, and the number of votes withheld, with respect to this election:

         NOMINEE                   VOTES FOR                 VOTES WITHHELD
         -------                   ----------                --------------
Melinda J. Bush                    42,646,852                    171,560
Charles A. Ledsinger, Jr.          42,630,948                    187,464
Robert H. Lutz, Jr.                42,651,797                    166,615
Michael D. Rose                    42,645,280                    173,132


ITEM 5. OTHER INFORMATION.

         For information relating to certain other transactions by the Company through June 30, 2001, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

         Exhibit
         Number     Description

         10.17 Seventh Amended and Restated Credit Agreement dated as of July 26, 2001, among the Registrant, FelCor Lodging Limited Partnership and FelCor Canada Co., as Borrowers, the Lenders party thereto, The Chase Manhattan Bank and The Chase Manhattan Bank of Canada, as Administrative Agents, Bankers Trust Company, as Syndication Agent, J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner, Deutsche Banc Alex. Brown, Inc., and Co-Lead Arranger and Joint Bookrunner, and Bank of America, N.A. and Salomon Smith Barney Inc., as Document Agents.

         (b) Reports on Form 8-K:

             A current report on Form 8-K was filed by the Company on May 11, 2001. This filing under Item 5. announced the proposed merger between FelCor and MeriStar and included the Agreement and Plan of Merger among FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. dated as of May 9, 2001.

         A current report on Form 8-K was filed by the Company on June 14, 2001. This filing under Item 5. reported the completion of the private placement of $600 million of 8 1/2 senior notes due 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001

                                            FELCOR LODGING TRUST INCORPORATED


                                            By:       Richard J. O'Brien
                                               --------------------------------
                                                      Richard J. O'Brien
                                                 Executive Vice President and
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS



         Exhibit
         Number     Description
         -------    -----------

         10.17      Seventh Amended and Restated Credit Agreement dated as of
                    July 26, 2001, among the Registrant, FelCor Lodging Limited
                    Partnership and FelCor Canada Co., as Borrowers, the Lenders party thereto, The Chase Manhattan Bank and The Chase
                    Manhattan Bank of Canada, as Administrative Agents, Bankers
                    Trust Company, as Syndication Agent, J.P. Morgan Securities
                    Inc., as Co-Lead Arranger and Joint Bookrunner, Deutsche
                    Banc Alex. Brown, Inc., and Co-Lead Arranger and Joint
                    Bookrunner, and Bank of America, N.A. and Salomon Smith
                    Barney Inc., as Document Agents.