Form 10-Q/A
period 2001-06-30
FELCOR LODGING TRUST INC
filed 2001-09-10
CIK 923603

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

         FelCor Lodging Trust Incorporated is filing this Form 10-Q/A (Amendment No. 1) Quarterly Report for the six months ended June 30, 2001, following discussions with the staff of the Securities Exchange Commission ("SEC") regarding FelCor's previously planned accounting treatment of its acquisition of 88 hotel leases from Six Continents Hotels on July 1, 2001. As disclosed in the original Form 10-Q, FelCor had planned to record a lease termination expense of approximately $125 million to be amortized over the term of the new management agreements on the 88 hotels to be entered into by FelCor with Six Continents Hotels. Upon reconsideration, FelCor has determined to change its proposed accounting treatment of this transaction as disclosed on page 19 and elsewhere in this Form 10-Q/A. The change of such planned accounting treatment has no effect on FelCor's historical financial statements.

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

         o the Company's acquisition of the remaining 88 leases held by Six Continents Hotels, effective July 1, 2001;

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


                                                                                          PRO FORMA
                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                              ---------------------------------
                                                                                   2001              2000
                                                                              ---------------    --------------

Total revenues..............................................................  $     1,412,155    $    1,471,031
                                                                              ===============    ==============
Net income (loss) applicable to common shareholders.........................  $        64,525    $       79,019
                                                                              ===============    ==============
Per common share data:

Basic:
  Net income (loss) applicable to common shareholders.......................  $          0.74    $         0.88
                                                                              ===============    ==============
    Weighted average common shares outstanding................................         87,486            90,137
                                                                              ===============    ==============

Diluted:
   Net income (loss) applicable to common shareholders......................  $          0.73    $         0.87
                                                                              ===============    ==============
   Weighted average common shares outstanding...............................  $        88,817    $       91,182
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

     o In July, the Company received a commitment for a $500 million standby loan facility which will be available to fund any required purchases of MeriStar's senior notes pursuant to change in control provisions.

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

         The Company and Six Continents Hotels agreed to the terms on which the Company would acquire the remaining 88 Hotel leases held by Six Continents Hotels, effective July 1, 2001. In exchange for the assignment of the leases to a wholly-owned taxable REIT subsidiary ("TRS") of the Company, FelCor issued 100 shares of its common stock and the Company entered into long-term management agreements with Six Continents Hotels covering the 88 Hotels. The management fees payable to Six Continents Hotels under the management agreements for the 88 Hotels were structured so that the historical cash flows for the year ended December 31, 2000, for both FelCor and Six Continents Hotels, would have been approximately the same had the management agreements replaced the leases on January 1, 2000. These management fees, which are higher than those paid by the Company to other managers for comparable services, include compensation to Six Continents Hotels for both management services and the acquisition of the 88 leases. Beginning with the third quarter of 2001, the Company's financial statements will reflect the hotel revenues and expenses of these 88 Hotels.

         Unlike the leases, where the rent payable to the Company would vary only as a result of changes in hotel revenues, the Company's future cash flow and net income under the management agreements for the 88 Hotels will also vary as a result of changes in the operating margins of the hotels. FelCor entered into this transaction based upon its belief that, in the long term, lodging demand will exceed new supply and that operational efficiencies will increase industry-wide for a variety of reasons, including the impact of new technologies allowing lower-cost delivery of services and providing new revenue sources that are not labor-intensive, such as in-room entertainment and direct and in-room marketing to guests.

         The recent economic slowdown has resulted in both declines in RevPAR and in an erosion in operating margins during the six months ended June 30, 2001, as compared to the same period of 2000. As a result, had the management agreements replaced the 88 leases with Six Continents Hotels on January 1, 2000, FelCor's cash flow, net operating income and net income for the six months ended June 30, 2001 would have been reduced by $7.9 million, $4.8 million and $4.1 million respectively. So long as the operating margins for the 88 Hotels remain below the levels experienced during 2000, the Company expects the management agreements to be generally less favorable to it than the leases would have been.

         The Company's TRSs, collectively, are not expected to generate taxable income for 2001. DJONT, prior to its acquisition by the Company, had incurred losses during each of 1999 and 2000. The Company's TRS holding the 88 leases acquired from Six Continents Hotels is expected to generate taxable income in future years. Until such time as the Company can reasonably project that its TRSs, collectively, will generate taxable income, the Company will provide for a 100% valuation allowance against the deferred tax asset generated by any losses.

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

         At June 30, 2001, the Company had hotel leases with Six Continents Hotels for 88 hotels which are reflected in percentage lease revenues for both years reported. Percentage lease revenue was $63.6 million in the quarter ended June 30, 2001, compared to percentage lease revenue of $133.3 million for the same period in 2000. The principal reason for the decrease in percentage lease revenue is related to the previously discussed acquisition of 96 hotel leases effective January 1, 2001. Percentage lease revenue for the 88 hotels leased by Six Continents Hotels during the second quarter of 2001 increased for those same hotels in the same period of 2000 by $1.2 million. The principal reason for the change in percentage lease revenue for the 88 Six Continents Hotels leased hotels was deferred rent. In the second quarter of 2001 the Company recognized $5.3 million of rent deferred from the first quarter of 2001, associated with the acquisition of these leases on July 1, 2001, while in the same period in 2000 the Company deferred $9.7 million under SAB 101. Other items affecting revenue, compared to the second quarter 2000 are:

     o RevPAR for the 95 hotels decreased 7.4 percent for quarter (reflected in hotel revenue)


     o RevPAR for the 88 Bass leased hotels decreased 7.6 percent for the quarter (reflected in percent rent)

         The current economic slowdown and the resulting declines in RevPAR, which began in March 2001, are currently continuing. The Company anticipates that third quarter RevPAR will be less than that of the prior year period and less than that of the second quarter of 2001. The decline in occupancy during the second and third quarters is expected to lead to declines in room rates as hotels compete more aggressively for guests. If the economic slowdown worsens or continues for a protracted time, it could have a material adverse effect on the Company's operations and earnings.

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
                                                               ========     =========           ========       ========

The Hotels

         Changes in the Hotels' room revenues significantly affect the Company after the acquisition of its leases, as well as historically because room revenue has been the major component in the computation of percentage lease income.

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

         Prior to January 1, 2001, substantially all of the Company's hotels were leased to third parties under leases providing for the payment of rent based, in part upon revenues from the hotels. Accordingly, the Company's risks were essentially limited to changes in hotel revenues and to the lessees' ability to pay the rent due under the leases. On January 1, 2001, the Company acquired the leaseholds of 98 of our hotels. Effective July 1, 2001, the Company acquired the remaining 88 leases from Six Continents Hotels. As a result of these acquisitions, we also became subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to the risk that wage and benefit costs, repair and maintenance expenses, the cost of utilities, liability insurance, and other operating expenses will increase disproportionately to revenues. These operating expenses are more difficult to predict and control than revenue, resulting in increased risk of volatility in our results of operations. The recent economic slowdown has resulted in both decline in RevPAR and an erosion in operating margins during the six months ended June 30, 2001, as compared to the same period of 2000. If the economic slowdown worsens or continues for a protracted time, it could have a material adverse effect on the Company's operation and earnings.

         The Company made the decision to a acquire its leases, and the potential profits of the operation of its hotels, based upon its belief that, in the long term, lodging demand will exceed new supply and that operational efficiencies will increase industry-wide for a variety of reasons, including the impact of new technologies allowing lower-cost delivery of services and providing new revenue sources that are not labor-intensive, such as in-room entertainment and direct and in-room marketing to guests.

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

     o In July, the Company received a commitment for a $500 million standby loan facility which will be available to fund any required purchases of MeriStar's most recently issued senior notes pursuant to change in control provisions. The Company also closed an expanded line of credit facility in July. The new line of credit will permit borrowing of $700 million, a $100 million increase from its previous $600 million facility, contingent upon the merger closing.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

         Exhibit
         Number     Description

         10.17* Seventh Amended and Restated Credit Agreement dated as of July 26, 2001, among the Registrant, FelCor Lodging Limited Partnership and FelCor Canada Co., as Borrowers, the Lenders party thereto, The Chase Manhattan Bank and The Chase Manhattan Bank of Canada, as Administrative Agents, Bankers Trust Company, as Syndication Agent, J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner, Deutsche Banc Alex. Brown, Inc., and Co-Lead Arranger and Joint Bookrunner, and Bank of America, N.A. and Salomon Smith Barney Inc., as Document Agents.

         * Previously filed

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

         A current report on Form 8-K was filed by the Company on June 14, 2001. This filing under Item 5. reported the completion of the private placement of $600 million of 8 1/2% senior notes due 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2001

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