Form 10-Q
period 2003-03-31
FELCOR LODGING TRUST INC
filed 2003-05-15
CIK 923603

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

      Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |

      The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on May 12, 2003 was 58,899,907.

                        FELCOR LODGING TRUST INCORPORATED

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
                                              PART I. -- FINANCIAL INFORMATION

Item 1.        Financial Statements...........................................................................     3
                  Consolidated Balance Sheets - March 31, 2003  (unaudited)
                       and December 31, 2002..................................................................     3
                  Consolidated Statements of Operations - For the Three Months
                       Ended March 31, 2003 and 2002 (unaudited)..............................................     4
                  Consolidated Statements of Comprehensive Income (Loss) - For the Three Months
                       Ended March 31, 2003 and 2002 (unaudited) .............................................     5
                  Consolidated Statements of Cash Flows - For the Three Months
                       Ended March 31, 2003 and 2002 (unaudited)..............................................     6
                  Notes to Consolidated Financial Statements..................................................     7
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations General..    15
                  Financial Comparison........................................................................    15
                  Results of Operations.......................................................................    15
                  Liquidity and Capital Resources.............................................................    21
                  Inflation...................................................................................    25
                  Seasonality.................................................................................    25
                  Disclosure Regarding Forward Looking Statements.............................................    26
Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....................................    26
Item 4.        Controls and Procedures........................................................................    26

                                                PART II. - OTHER INFORMATION

Item 5.        Other Information..............................................................................    27
Item 6.        Exhibits and Reports on Form 8-K...............................................................    27

SIGNATURE....................................................................................................     29

Certifications Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.........................................     30

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FELCOR LODGING TRUST INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                    2003          2002
                                                                                -----------    -----------
                                                                                (UNAUDITED)
                                      ASSETS
Investment in hotels, net of accumulated depreciation of $819,094
   at March 31, 2003 and $782,166 at December 31, 2002 ......................   $ 3,466,924    $ 3,473,452
Investment in unconsolidated entities .......................................       141,170        141,943
Cash and cash equivalents ...................................................       155,671         66,542
Accounts receivable, net of allowance for doubtful accounts of $1,134
   in 2003 and $1,413 in 2002 ...............................................        53,557         48,548
Deferred expenses, net of accumulated amortization of $14,554
   at March 31, 2003 and $13,357 at December 31, 2002 .......................        23,636         24,185
Other assets ................................................................        31,930         25,693
                                                                                -----------    -----------

         Total assets .......................................................   $ 3,872,888    $ 3,780,363
                                                                                ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Debt, net of discount of $4,093 at March 31, 2003 and
   $3,231 at December 31, 2002 ..............................................   $ 2,017,294    $ 1,877,134
Distributions payable .......................................................         5,485         14,792
Accrued expenses and other liabilities ......................................       135,666        150,385
Minority interest in FelCor LP, 3,288 and 3,290 units issued and
   outstanding at March 31, 2003 and December 31, 2002, respectively ........        71,365         72,639
Minority interest in other partnerships .....................................        49,026         48,596
                                                                                -----------    -----------

         Total liabilities ..................................................     2,278,836      2,163,546
                                                                                -----------    -----------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
   Series A Cumulative Convertible Preferred Stock, 5,980 shares issued
      and outstanding at March 31, 2003 and December 31, 2002 ...............       149,512        149,512
   Series B Cumulative Redeemable Preferred Stock, 68 shares issued
      and outstanding at March 31, 2003 and December 31, 2002 ...............       169,395        169,395
Common stock, $.01 par value, 200,000 shares authorized, 75,126 shares issued, including shares in treasury, at March 31, 2003 and
   December 31, 2002 ........................................................           751            751
Additional paid-in capital ..................................................     2,202,869      2,204,530
Accumulated other comprehensive income ......................................         4,720            (99)
Distributions in excess of earnings .........................................      (621,652)      (593,834)
Less:  Common stock in treasury, at cost, 16,277 and 16,369 shares
   at March 31, 2003 and December 31, 2002, respectively ....................      (311,543)      (313,438)
                                                                                -----------    -----------

         Total stockholders' equity .........................................     1,594,052      1,616,817
                                                                                -----------    -----------

         Total liabilities and stockholders' equity .........................   $ 3,872,888    $ 3,780,363
                                                                                ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 2003 AND 2002
              (UNAUDITED, IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             2003         2002
                                                          ---------    ---------
Revenues:
   Hotel operating revenue ............................   $ 306,946    $ 324,140
   Retail space rental and other revenue ..............         400          670
                                                          ---------    ---------
Total revenues ........................................     307,346      324,810
                                                          ---------    ---------

Expenses:
   Hotel departmental expenses ........................     109,919      110,540
   Other property operating costs .....................      91,824       89,160
   Management and franchise fees ......................      16,310       15,648
   Taxes, insurance and lease expense .................      32,533       34,570
   Corporate expenses .................................       3,423        3,746
   Depreciation .......................................      36,107       38,618
                                                          ---------    ---------
Total operating expenses ..............................     290,116      292,282
                                                          ---------    ---------

Operating income ......................................      17,230       32,528

Interest expense, net .................................     (40,253)     (41,196)
Gain on early extinguishment of debt ..................         953
                                                          ---------    ---------
Loss before equity in income of unconsolidated entities
   and minority interests .............................     (22,070)      (8,668)
   Equity in income (loss) from unconsolidated entities        (148)       1,221
   Minority interests .................................       1,127        1,301
                                                          ---------    ---------
Net loss ..............................................     (21,091)      (6,146)
   Preferred dividends ................................      (6,726)      (6,150)
                                                          ---------    ---------
Net loss applicable to common stockholders ............   $ (27,817)   $ (12,296)
                                                          =========    =========

Earnings (loss) per share data:
   Basic:
     Net loss applicable to common stockholders .......   $   (0.48)   $   (0.23)
                                                          =========    =========
     Weighted average common shares outstanding .......      58,532       52,717

   Diluted:
     Net loss applicable to common stockholders .......   $   (0.48)   $   (0.23)
                                                          =========    =========
     Weighted average common shares outstanding .......      58,532       52,717

Cash dividends declared on common stock ...............   $   (0.00)   $   (0.15)
                                                          =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                             2003       2002
                                          --------    -------
Net loss ..............................   $(21,091)   $(6,146)
Foreign currency translation adjustment      4,819        581
                                          --------    -------
     Comprehensive loss ...............   $(16,272)   $(5,565)
                                          ========    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           2003         2002
                                                                                         ---------    ---------
Cash flows from operating activities:
          Net loss ...................................................................   $ (21,091)   $  (6,146)
          Adjustments to reconcile net loss to net cash provided by (used in)
              operating activities:
                    Depreciation .....................................................      36,107       38,618
                    Amortization of deferred financing fees ..........................       1,197        1,305
                    Accretion of debt, net of discount ...............................          91          103
                    Amortization of unearned compensation ............................         517          509
                    Equity in loss (income) from unconsolidated entities .............         148       (1,221)
                    Gain on debt extinguishment ......................................        (953)
                    Minority interests ...............................................      (1,127)      (1,301)
              Changes in assets and liabilities:
                    Accounts receivable ..............................................      (5,080)      (5,932)
                    Deferred expenses ................................................        (648)        (233)
                    Other assets .....................................................      (6,349)     (10,217)
                    Accrued expenses and other liabilities ...........................     (14,719)      (4,201)
                                                                                         ---------    ---------
                              Net cash flow provided by (used in) operating activities     (11,907)      11,284
                                                                                         ---------    ---------

Cash flows (used in) provided by investing activities:
          Improvements and additions to hotels .......................................     (24,373)      (8,448)
          Cash distributions from unconsolidated entities ............................         625        2,265
                                                                                         ---------    ---------
                              Net cash flow used in investing activities .............     (23,748)      (6,183)
                                                                                         ---------    ---------

Cash flows (used in) provided by financing activities:
          Proceeds from borrowings ...................................................     149,119
          Repayment of borrowings ....................................................      (8,379)     (13,202)
          Purchase of treasury stock, stock grants, and assumed stock options ........                      (92)
          Distributions paid to FelCor LP limited partners ...........................        (493)      (1,351)
          Distributions paid to preferred stockholders ...............................      (6,726)      (6,150)
          Distributions paid to common stockholders ..................................      (8,815)      (1,749)
                                                                                         ---------    ---------
                              Net cash flow provided by (used in) financing activities     124,706      (22,544)
                                                                                         ---------    ---------

Effect of exchange rate changes on cash ..............................................          78          732
Net change in cash and cash equivalents ..............................................      89,129      (16,711)
Cash and cash equivalents at beginning of periods ....................................      66,542      128,742
                                                                                         ---------    ---------
Cash and cash equivalents at end of periods ..........................................   $ 155,671    $ 112,031
                                                                                         =========    =========

Supplemental cash flow information--
          Interest paid ..............................................................   $  44,053    $  41,594
                                                                                         =========    =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

      In 1994, FelCor Lodging Trust Incorporated, or FelCor, went public as a real estate investment trust (REIT) with six hotels and a market capitalization of $120 million. At March 31, 2003, FelCor was the nation's second largest lodging REIT and the largest owner of full service, all-suite hotels. As the sole general partner of, and the owner of a greater than 95% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, our portfolio at March 31, 2003, was comprised of 169 hotels, the operating revenues and expenses of which are reflected in our consolidated statements of operations because of our ownership of the operating lessees of these hotels. We owned 77 upscale, all-suite hotels, 83 hotels in the upscale or full service segments and are the largest owner of Embassy Suites(R) Hotels and Doubletree Guest Suites(R) hotels, at March 31, 2003. All of our operations are conducted solely through FelCor LP or its subsidiaries. At March 31, 2003, we owned a 100% real estate interest in 145 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in unconsolidated entities that own 29 hotels. The operations of 15 of these 29 hotels are included in our consolidated results of operations due to our ownership of the lessee of the hotels.

      At March 31, 2003, we had an aggregate of 62,154,164 shares of FelCor common stock and units of FelCor LP limited partnership interest outstanding.

      The following table provides a schedule of our 169 consolidated hotel operations, by brand, at March 31, 2003:

            BRAND
            Hilton Hotels Corporation, or Hilton, brands:
                 Embassy Suites Hotels ...................................    59
                 Doubletree(R) and Doubletree Guest Suites ...............    13
                 Hampton Inn(R) ..........................................     7
                 Hilton Suites(R) ........................................     1
                 Homewood Suites(R) ......................................     1
            InterContinental Hotels Group brands:
                 Holiday Inn(R) ..........................................    39
                 Crowne Plaza(R) and Crowne Plaza Suites(R) ..............    18
                 Holiday Inn Select(R) ...................................    10
                 Holiday Inn Express(R) ..................................     3
            Starwood Hotels & Resorts Worldwide Inc., or Starwood, brands:
                 Sheraton(R) and Sheraton Suites(R) ......................    10
                 Westin(R) ...............................................     1
            Other brands .................................................     7
                                                                             ---
            Total hotels .................................................   169
                                                                             ===

      At March 31, 2003, the operations of our 169 hotels were located in the United States (35 states) and Canada (six hotels), with a concentration in Texas (36 hotels), California (19 hotels), Florida (16 hotels) and Georgia (12 hotels). Approximately 54% of our hotel room revenues were generated from hotels in these four states during the quarter.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION -- (CONTINUED)

      At March 31, 2003, of the 169 hotels, (i) subsidiaries of InterContinental Hotels Group managed 82, (ii) subsidiaries of Hilton managed 72, (iii) subsidiaries of Starwood managed 11, (iv) subsidiaries of Interstate Hotels Corporation, or IHC, managed two, and (v) two independent management companies managed one each.

      Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or stockholders' equity.

      The financial information for the three months ended March 31, 2003, and 2002, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2003, and 2002, include adjustments made to management's estimates (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("Form 10-K"). Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

2. INVESTMENT IN UNCONSOLIDATED ENTITIES

      We owned 50% interests in joint venture entities that owned 29 hotels at March 31, 2003, and 24 hotels at March 31, 2002. We also owned a 50% interest in entities that own an undeveloped parcel of land, provide condominium management services, develop condominiums in Myrtle Beach, South Carolina, and lease 13 hotels. We account for our investments in these unconsolidated entities under the equity method.

      Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                             MARCH 31,    DECEMBER 31,
                                                               2003          2002
                                                             --------      --------
Balance sheet information:
     Investment in hotels, net of accumulated depreciation   $388,530      $383,249
     Total assets ........................................   $416,604      $408,979
     Debt ................................................   $285,341      $278,978
     Total liabilities ...................................   $286,415      $279,887
     Equity ..............................................   $129,811      $129,854

      Debt of our unconsolidated entities at March 31, 2003, consisted of $266.7 million of non-recourse mortgage debt. It also included $9.5 million of mortgage debt guaranteed by us and $9.2 million of mortgage debt guaranteed by Hilton, one of our joint venture partners. The debt guaranteed by us consisted primarily of 50% of a loan related to the construction of a residential condominium project in Myrtle Beach, South Carolina. The loan commitment is for $97.6 million, of which approximately $18.4 million was outstanding as of March 31, 2003. Our guarantee reduces from 50% to 25% of the outstanding balance when the condominium project is completed and receives a certificate of occupancy, which we expect to occur in late 2004. Our guarantee is a payment guarantee and will trigger in the event that the joint venture fails to pay interest or principal due under the debt agreement. The loan matures in August 2005, and bears interest at LIBOR plus 200 basis points. As of March 31, 2003, we had not established any liability related to our guarantees of debt because it was not believed to be probable that we would be required to perform under the guarantees.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT IN UNCONSOLIDATED ENTITIES - (CONTINUED)

      Summarized combined statement of operations information for 100% of these unconsolidated entities is as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                    2003             2002
                                                  -------          -------
      Total revenues ...................          $21,148          $19,177
      Net income .......................          $   720          $ 1,719

3. DEBT

      Debt at March 31, 2003, and December 31, 2002, consisted of the following (in thousands):

                                       COLLATERAL(a) AT    INTEREST RATE AT
                                         MARCH 31,           MARCH 31,                            MARCH 31,      DECEMBER 31,
                                            2003                2003           MATURITY DATE         2003            2002
                                       -------------       --------------      -------------    -------------   ---------
  FLOATING RATE DEBT:
  Line of credit                       None                     4.55%          October 2004      $  149,497
  Publicly-traded term notes-swapped   None                     4.50(b)        October 2004         174,792       $  174,760
  Publicly-traded term notes-swapped   None                     5.37(b)        October 2007          75,000           25,000
  Promissory note                      None                     3.34           June 2016                650              650
                                                                ----                             ----------       ----------
  Total floating rate debt(c)                                   4.69%                               399,939          200,410
                                                                ----                             ----------       ----------

  FIXED RATE DEBT:
  Publicly-traded term notes           None                     7.63           October 2007          49,543           99,518
  Publicly-traded term notes           None                     9.50           September 2008       596,363          596,195
  Publicly-traded term notes           None                     8.50           June 2011            297,969          297,907
  Mortgage debt                        15 hotels                7.24           November 2007        133,970          134,738
  Mortgage debt                        7 hotels                 7.54           April 2009            93,840           94,288
  Mortgage debt                        6 hotels                 7.55           June 2009             70,604           70,937
  Mortgage debt                        7 hotels                 8.73           May 2010             139,803          140,315
  Mortgage debt                        8 hotels                 8.70           May 2010             179,890          180,534
  Mortgage debt                        5 hotels                 7.20           2005 - 2008           48,338           54,993
  Other                                1 hotel                  9.08           2011                   7,035            7,299
                                                                ----                             ----------       ----------
  Total fixed rate debt(c)                                      8.65                              1,617,355        1,676,724
                                                                ----                             ----------       ----------
  Total debt(c)                                                 7.86%                            $2,017,294       $1,877,134
                                                                ====                             ==========       ==========

      (a) At March 31, 2003, we had unencumbered investments in hotels with a net book value totaling $2.3 billion.

      (b) At March 31, 2003, our $175 million publicly-traded notes due October 2004 and $75 million of our publicly traded notes due October 2007, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a floating interest rate tied to LIBOR. The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense. The interest rate swaps decreased interest expense by $1.6 million for the three months ended March 31, 2003.

      (c) Calculated based on the weighted average outstanding debt at March 31, 2003.

      All of our floating rate debt at March 31, 2003, was based upon LIBOR (1.30% as of March 31, 2003).

      We reported interest expense, net of interest income, of $0.4 million and $0.6 million, and capitalized interest of $0.3 million and $0.1 million, for the three months ended March 31, 2003 and 2002, respectively.

      We recorded a gain of $1 million as a result of the early extinguishment of a mortgage note, maturing in 2003, during the three months ended March 31, 2003.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DEBT -- (CONTINUED)

      Effective March 31, 2003, we completed the refinancing of $16 million of secured debt that was to mature in late 2003. Under the refinancing terms, this 7.15% fixed rate debt will convert to a floating interest rate of LIBOR plus 285 basis points in August 2003. The new maturity is August 2008.

      In January and February 2003, we entered into two additional interest rate swaps. These new fair value swaps are the same type as those that existed at December 31, 2002, in that they modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate. As designated fair value hedges, these swaps are marked to market through the income statement, but offset by the change in fair value of our swapped outstanding fixed rate debt. The notional amount of these new swaps is $50 million, on which we will receive a fixed rate of 7.625% and pay a rate of LIBOR plus an average spread of 4.325%.

      In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, issue stock of our subsidiaries and sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At March 31, 2003, we were in compliance with all covenants under our line of credit.

      If revenue per available room declines continue or become more severe, we may be unable to satisfy all of the covenant requirements under our line of credit. In such an event, we may need to obtain further amendments from our lenders or seek other sources of financing. Further amendments to our line of credit, if any, may result in additional restrictions on our financial flexibility.

      Failure to satisfy one or more of the financial or other covenants under our line of credit could result in an event of default, notwithstanding our ability to meet our debt service obligations. Other events that would be events of default under our line of credit include a default in the payment of other recourse indebtedness in the amount of $10 million or more, bankruptcy or a change of control.

      Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than those in our line of credit. Most of our mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations.

      Our publicly traded senior unsecured notes require that we satisfy a total leverage, a secured leverage and an interest coverage test in order to: incur additional indebtedness, except under our line of credit or to refinance maturing debt with replacement debt, as defined in our senior unsecured note indentures; pay dividends in excess of the minimum dividend required to meet the REIT qualification test; repurchase stock; or merge. As of March 31, 2003, and the date of this filing, we have satisfied all such incurrence tests.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      As a consequence of the economic slowdown in our business, and the travel and lodging industries generally, Standard & Poor's lowered its ratings on our $1.2 billion in senior unsecured debt one level, to B+, from BB-, in February 2003, and subsequently revised their outlook from stable to negative. Although Moody's affirmed its current rating on our senior debt in February 2003 (Ba3), we remain on negative outlook. Should Moody's downgrade its Ba3 rating on our senior unsecured debt one level, to B1, the interest rate on $900 million of our $1.2 billion senior unsecured debt would increase by 50 basis points, which would increase our annual interest expense by approximately $4.5 million.

4. DERIVATIVES

      On the date we enter into a derivative contract, we designate the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). For a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At March 31, 2003, all of our derivative contracts are fair value hedges.

      We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy, relating to our various hedge transactions. This process includes linking all derivatives to specific assets and liabilities on the balance sheet or specific firm commitments. We also formally assess (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows or fair values of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When we determine that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.

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

      To manage the relative mix of our debt between fixed and variable rate instruments, at March 31, 2003, we had entered into nine interest rate swap agreements with five financial institutions with an aggregate notional value of $250 million. These interest rate swap agreements modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate.

      To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

      The interest rate swap agreements held at March 31, 2003, are designated as fair value hedges, are marked to market through the income statement, but are offset by the change in fair value of our swapped outstanding fixed rate debt. The estimated unrealized net gain on these interest rate swap agreements was approximately $10.1 million at March 31, 2003, and represents the amount we would receive if the agreements were terminated based on current market rates.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DERIVATIVES -- (CONTINUED)

      The fixed rates we will receive and the variable rate we will pay under these swaps as of March 31, 2003, are summarized in the following table:

                                                               Weighted-average
                           Notional Amount        Number of      Spread Paid in         Fixed Rate
     Swap Maturity          (in millions)           Swaps       Excess of LIBOR          Received
     -------------          -------------           -----       ---------------          --------
October 2004                    $175                6               3.2043%                   7.3750%
October 2007                      75                3               4.0725%                   7.6250%
                                ----
                                $250
                                ====

      The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and we recognize them as an adjustment to interest expense, pursuant to the terms of our interest rate swap agreement; they will have a corresponding effect on our future cash flows. Our interest rate swaps have semiannual settlement dates in April and October. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A to AA-.

5. HOTEL OPERATING REVENUE AND EXPENSE, AND OTHER PROPERTY OPERATING COSTS

      Hotel operating revenue was comprised of the following (in thousands):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -------------------
                                                         2003       2002
                                                       --------   --------
      Room .........................................   $242,972   $257,230
      Food and beverage ............................     47,914     50,691
      Other operating departments ..................     16,060     16,219
                                                       --------   --------
                 Total hotel operating revenues ....   $306,946   $324,140
                                                       ========   ========

      Hotel departmental expenses were comprised of the following (in thousands):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       -------------------
                                                         2003       2002
                                                       --------   --------
      Room .........................................   $ 63,464   $ 63,233
      Food and beverage ............................     38,939     39,991
      Other operating departments ..................      7,516      7,316
                                                       --------   --------

                 Total hotel departmental expenses .   $109,919   $110,540
                                                       ========   ========

      Other property operating costs were comprised of the following (in thousands):

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                         -----------------
                                                           2003      2002
                                                         -------   -------
      Hotel general and administrative expense .......   $30,344   $31,204
      Marketing ......................................    27,746    26,545
      Repair and maintenance .........................    17,797    16,798
      Utilities ......................................    15,937    14,613
                                                         -------   -------
                 Total other property operating costs    $91,824   $89,160
                                                         =======   =======

      Included in hotel departmental expenses and other property operating costs were hotel compensation and benefit expenses of $103.4 million and $101.0 million for the three months ended March 31, 2003 and 2002, respectively.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. TAXES, INSURANCE AND LEASE EXPENSE

      Taxes, insurance and lease expense is comprised of the following (in thousands):

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          -----------------
                                                                           2003      2002
                                                                          -------   -------
Real estate and personal property taxes ...............................   $13,393   $14,794
Operating lease expense, including $2,050 and $3,325 of percentage rent
   in 2003 and 2002, respectively(a) ..................................    13,483    14,852
Property and general liability insurance ..............................     4,985     4,282
State franchise and Canadian income taxes .............................       672       642
                                                                          -------   -------
           Total taxes, insurance and lease expense ...................   $32,533   $34,570
                                                                          =======   =======

(a) Includes lease expense associated with 15 hotels owned by unconsolidated entities.

7. EARNINGS (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                --------------------
                                                                  2003        2002
                                                                --------    --------
Numerator:
   Loss from continuing operations ..........................   $(21,091)   $ (6,146)
      Less: Preferred dividends .............................     (6,726)     (6,150)
                                                                --------    --------
   Loss from continuing operations and net loss applicable to
     common stockholders ....................................   $(27,817)   $(12,296)
                                                                ========    ========
Denominator:
   Denominator for basic and diluted earnings per share -
     weighted average shares ................................     58,532      52,717
Earnings (loss) per share data:
Basic:
   Net loss .................................................   $  (0.48)   $  (0.23)
                                                                ========    ========

Diluted:
   Net loss .................................................   $  (0.48)   $  (0.23)
                                                                ========    ========

      Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because they would have been antidilutive for the periods presented, are as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              -----        -----
                                                               2003         2002
                                                              -----        -----
Stock Options ........................................                        35
Restricted shares granted but not vested .............          309          322
Series A preferred shares ............................        4,636        4,636

      Series A preferred dividends that would be excluded from net loss applicable to common stockholders, if the Series A preferred shares were dilutive, were $2.9 million for the three months ended March 31, 2003 and 2002, respectively.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK BASED COMPENSATION PLANS

      We apply APB Opinion 25 and related interpretations in accounting for our stock based compensation plans for stock based compensation issued prior to January 1, 2003. In 1995, SFAS 123, "Accounting for Stock-Based Compensation," was issued, which, if fully adopted by us, would have changed the methods we apply in recognizing the cost of the plans. As permitted under the transition provisions of SFAS 148, we began recognizing compensation expense for all new awards issued after December 31, 2002. Had the compensation cost for all of our stock-based compensation plans been determined in accordance with SFAS 123, our net income or loss and net income or loss per common share for the three months ended March 31, 2003 and 2002 would approximate the pro forma amounts below (in thousands, except per share data):

                                                                   THREE MONTHS ENDED MARCH 31,
                                                      -------------------------------------------------------
                                                                 2003                          2002
                                                      -------------------------     -------------------------
                                                      AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                                                      -----------     ---------     -----------     ---------
SFAS 123 charge....................................                 $      559                    $       628
APB 25 charge......................................  $       517                    $      509
Income (loss) from continuing operations and net
  income (loss) applicable to common stockholders..  $   (27,817)   $  (27,859)     $  (12,296)   $   (12,415)
Diluted net income (loss) applicable to common
  stockholders per
  common share.....................................  $     (0.48)   $    (0.48)     $    (0.23)   $    (0.24)

      The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

9. SUBSEQUENT EVENTS

      On April 24, 2003, we completed a $150 million non-recourse loan, at a floating interest rate of LIBOR plus 250 basis points, secured by 10 full service hotels. The loan matures in May 2006, with two, one-year extension options. The proceeds were used to pay off all outstanding borrowings under our unsecured line of credit. We also reduced our line of credit from $300 million to $150 million in total commitments for excess capacity and to reduce unused line fees. The reduction in our line of credit commitments will result in a $1.6 million expense in the second quarter of 2003, related to the write off of unamortized loan costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      For background information relating to us and the definition of certain capitalized terms used herein, reference is made to Notes 1 and 2 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

      We have identified three strategic objectives for 2003: improve the competitive positioning of our hotel portfolio, maintain our financial flexibility, and reposition our portfolio. We have made the following progress in meeting these objectives through the date of this filing:

      -     Improve the competitive positioning of our hotel portfolio

            - The Hilton Myrtle Beach Resort was converted from a Wyndham following the completion of a $15 million renovation.

            - We continue to provide the necessary capital spending to add long-term value to our hotels. We spent approximately 8% of our revenues, or $24.6 million, on capital expenditures in the first quarter of 2003 and we expect to spend a total of $60 to $70 million for the full year.

      -     Maintenance of our financial flexibility and liquidity

            - We closed on a $150 million non-recourse secured loan in April and used the proceeds to payoff all outstanding balances under our line of credit.

            -     We had cash on hand at March 31, 2003, of $156 million.

      -     Repositioning our portfolio

            - We have retained brokers to market 27 of our previously identified 33 non-strategic hotels.

            - We expect to close on the sale of two non-strategic hotels and a parking garage in the second quarter of 2003, with total cash proceeds of approximately $15 million.

FINANCIAL COMPARISON (IN MILLIONS, EXCEPT REVPAR, OPERATING MARGIN AND PERCENTAGE CHANGE)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                ------------------------------------
                                                    2003         2002     % CHANGE
                                                    ----         ----     --------
RevPAR ......................................   $  58.13     $  61.36         (5.3)%
Operating Margin(1) .........................       29.0%        33.6%       (13.7)%
Funds From Operations ("FFO")(2) ............   $    9.6     $   29.3        (67.2)%
Earnings Before Interest, Taxes, Depreciation
     and Amortization ("EBITDA")(2) .........   $   59.8     $   77.2        (22.5)%
Net loss ....................................   $  (21.1)    $   (6.1)      (245.9)%

----------
(1) Operating margin is calculated as the percentage of hotel operating revenue in excess of hotel departmental expenses, other property operating costs, and management and franchise fees to hotel operating revenue.

(2) For a discussion of the computation of FFO and EBITDA, and a reconciliation thereof to net loss, see "Results of Operations - Funds From Operations and EBITDA" below.

RESULTS OF OPERATIONS

      Comparison of the Three Months Ended March 31, 2003 and 2002

      We recorded a net loss of $21.1 million for the three months ended March 31, 2003, compared to a loss of $6.1 million for the same period in 2002. The principal reason for the increased loss in 2003 was that total revenue decreased $17.5 million for the three months ended March 31, 2003, compared to the same period in 2002. The primary component of this decrease was a decrease in room revenue of $14.3 million. The principal industry measurement of hotel room revenue is RevPAR. The Company's hotel portfolio RevPAR for the three months ended March 31, 2003, was 5.3% below that of the same period in 2002. The decrease in RevPAR was comprised of a

4.1% decrease in average daily rate ("ADR"), and a 1.2% decrease in occupied rooms as a percentage of available rooms, ("Occupancy"). The most significant factor contributing to the decreased revenue is the 4.1% decrease in ADR, which reflected the decline in both business and leisure travel for the three months ended March 31, 2003, compared to the same period in the prior year. Travel was negatively affected during the three months ended March 31, 2003, by the war in Iraq, the continued weak economic environment and the SARS outbreak. In addition, the disposition of seven hotels, and acquisition of two hotels, that occurred in 2002 resulted in a net decrease of $1.2 million in total revenue.

      Total operating expenses decreased by $2.2 million to $290.1 million, for the three months ended March 31, 2003, compared to the same period in 2002. This decrease consisted of decreases in taxes, insurance and lease expense and depreciation expense somewhat offset by increases in hotel operating expenses (defined as hotel departmental expenses, other property operating costs and management and franchise fees).

      Hotel operating expenses increased by $2.7 million, for the three months ended March 31, 2003, compared to the same period in 2002. Hotel operating margins as a percentage of hotel operating revenue decreased by 460 basis points compared to the same period last year. The deterioration in margins is principally related to a 4.1% decline in ADR and increases in labor related expenses, including health and workers compensation insurance (260 basis points), utility costs (70 basis points) and marketing and repair and maintenance costs, other than labor (80 basis points).

      Taxes, insurance and lease expense decreased $2.0 million, compared to the same period of 2002, principally as the result of decreases in percentage rent expense of $1.4 million and decreased property taxes of $1.4 million. These decreases were partially offset by an increase in general liability insurance expense of $0.7 million. The decrease in percentage rent expense is from a decrease in hotel revenue for those hotels with participating leases. Property taxes decreased primarily as a result of the resolution in the current quarter of prior year tax disputes.

      Interest expense, net of interest income, decreased $0.9 million for the three months ended March 31, 2003, from the same period in 2002. The decrease during the first quarter is primarily related to the lower average interest rate. The current quarter includes $1.0 million of gain on early extinguishment of debt.

      Equity in the income of unconsolidated entities decreased nearly $1.4 million for the three months ended March 31, 2003, compared to the same period in 2002. The change relates principally to a 5.1% decrease in RevPAR from our unconsolidated hotels.

Funds From Operations and EBITDA

      Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measurements of performance to be helpful in evaluating a real estate company's operations. We consider Funds From Operations ("FFO") and Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of our operating performance and liquidity.

      The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We believe that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current

NAREIT definition differently than we do.

      The following table details our computation of FFO and EBITDA (in thousands):

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                   2003        2002
                                                                 --------    --------
FUNDS FROM OPERATIONS
Net loss                                                         $(21,091)   $ (6,146)
Depreciation                                                       36,107      38,618
Depreciation from unconsolidated entities                           2,859       2,178
Preferred dividends:
   Series A preferred dividends                                    (2,915)         --
   Series B preferred dividends                                    (3,811)     (3,234)
Minority interest in FelCor LP                                     (1,557)     (2,087)
                                                                 --------    --------
FFO(a)                                                           $  9,592    $ 29,329
                                                                 ========    ========

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION
FFO                                                              $  9,592    $ 29,329
Interest expense                                                   40,628      41,775
Interest expense from unconsolidated entities                       2,339       2,359
Amortization expense                                                  516         509
Preferred dividends:
   Series A preferred dividends                                     2,915          --
   Series B preferred dividends                                     3,811       3,234
                                                                 --------    --------
EBITDA(a)                                                        $ 59,801    $ 77,206
                                                                 ========    ========

WEIGHTED AVERAGE SHARES AND UNITS
Weighted average common shares outstanding                         58,532      52,717
Weighted average FelCor LP units outstanding                        3,289       9,005
Conversion of Series A preferred shares                                --       4,636
Conversion of options and stock grants                                309         357
                                                                 --------    --------
Weighted average common shares and units outstanding               62,130      66,715
                                                                 ========    ========

      (a) Includes a $953,000 gain on early extinguishment of debt during the three months ended March 31, 2003.

Hotel Portfolio Composition

      The following tables set forth as of March 31, 2003, our hotel portfolio distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment. For comparative purposes, also set forth below is the percentage of EBITDA contributed by each grouping for the year ended December 31, 2002.

Brand                                 Hotels              Rooms          % of Total Rooms   % of 2002 EBITDA
-----                                 ------              -----          ----------------   ----------------
Embassy Suites(R)                       59               14,842                 32%               42%
Holiday Inn(R)-branded                  53               16,019                 34                26
Crowne Plaza(R)                         18                5,963                 13                11
Sheraton(R)-branded                     10                3,269                  7                 8
Doubletree(R)-branded                   13                2,675                  6                 6
Other                                   16                3,673                  8                 7

Top Markets
Atlanta                                 10                3,061                  7%                8%
Dallas                                  17                5,273                 11                 7
San Francisco Bay Area                   9                3,255                  7                 5
New Orleans                              2                  746                  2                 4
Orlando                                  6                2,220                  5                 4
Philadelphia                             3                1,174                  3                 4
Houston                                  5                1,696                  4                 3
Phoenix                                  4                1,027                  2                 3
Minneapolis                              4                  955                  2                 3
Chicago                                  4                1,239                  3                 3

Top Four States
California                              19                6,026                 13%               19%
Texas                                   36               10,366                 22                16
Florida                                 16                5,346                 12                12
Georgia                                 12                3,415                  7                 9

Location
Suburban                                79               19,615                 42%               43%
Urban                                   31               10,483                 23                27
Airport                                 33                9,711                 21                21
Highway                                 14                2,954                  6                 3
Resort                                  12                3,678                  8                 6

Segment
Upscale all-suite                       77               18,357                 39%               52%
Full service                            55               17,088                 37                29
Upscale                                 28                9,667                 21                18
Limited service                          9                1,329                  3                 2

Potential Sale Candidates               33                6,468                 14%                7%

Hotel Operating Statistics

      The following tables set forth historical occupancy, ADR and RevPAR at March 31, 2003 and 2002, and the percentage changes therein between the periods presented, for our 169 consolidated hotels:

                          OPERATING STATISTICS BY BRAND
                      (FOR THE THREE MONTHS ENDED MARCH 31)

                                                             OCCUPANCY (%)
                                                  ------------------------------------
                                                  2003          2002         %VARIANCE
                                                  ----          ----         ---------
            Embassy Suites hotels                 66.7          66.5           0.3
            Holiday Inn-branded hotels            58.2          59.3          (1.8)
            Crowne Plaza hotels                   55.4          56.8          (2.4)
            Doubletree-branded hotels             64.8          60.4           7.3
            Sheraton-branded hotels               58.9          56.4           4.4
            Other hotels                          45.5          54.2         (16.1)
                 Total hotels                     60.0          60.7          (1.2)

                                                                ADR ($)
                                                  ------------------------------------
                                                  2003          2002         %VARIANCE
                                                  ----          ----         ---------
            Embassy Suites hotels                119.18        124.89         (4.6)
            Holiday Inn-branded hotels            77.25         80.37         (3.9)
            Crowne Plaza hotels                   89.36         94.04         (5.0)
            Doubletree-branded hotels            100.72        105.23         (4.3)
            Sheraton-branded hotels               98.40        104.89         (6.2)
            Other hotels                          84.08         86.45         (2.7)
                 Total hotels                     96.92        101.05         (4.1)

                                                               REVPAR ($)
                                                  ------------------------------------
                                                  2003          2002         %VARIANCE
                                                  ----          ----         ---------
            Embassy Suites hotels                 79.49         83.06         (4.3)
            Holiday Inn-branded hotels            44.95         47.62         (5.6)
            Crowne Plaza hotels                   49.52         53.40         (7.3)
            Doubletree-branded hotels             65.27         63.54          2.7
            Sheraton-branded hotels               57.98         59.20         (2.1)
            Other hotels                          38.27         46.90        (18.4)
                 Total hotels                     58.13         61.36         (5.3)

                   OPERATING STATISTICS FOR OUR TOP 10 MARKETS
                      (FOR THE THREE MONTHS ENDED MARCH 31)

                                                               OCCUPANCY (%)
                                                    ------------------------------------
                                                    2003          2002         %VARIANCE
                                                    ----          ----         ---------
            Atlanta                                 67.1          70.1           (4.3)
            Dallas                                  45.7          51.7          (11.6)
            San Francisco Bay Area                  59.8          58.2            2.7
            New Orleans                             62.2          73.5          (15.4)
            Orlando                                 65.7          69.5           (5.5)
            Philadelphia                            52.6          53.8           (2.3)
            Houston                                 62.6          69.7          (10.2)
            Phoenix                                 80.5          71.9           11.8
            Minneapolis                             59.6          59.2            0.7
            Chicago                                 58.3          53.2            9.7

                                                                ADR ($)
                                                    ------------------------------------
                                                    2003          2002         %VARIANCE
                                                    ----          ----         ---------
            Atlanta                                 88.96         95.28          (6.6)
            Dallas                                  86.95         93.12          (6.6)
            San Francisco Bay Area                 107.06        119.22          (9.1)
            New Orleans                            156.18        165.08          (5.4)
            Orlando                                 83.48         89.60          (6.8)
            Philadelphia                            99.47        110.53         (10.0)
            Houston                                 74.21         76.23          (2.7)
            Phoenix                                128.61        138.17          (6.9)
            Minneapolis                            119.86        121.72          (1.5)
            Chicago                                101.30        112.38          (9.9)

                                                               REVPAR ($)
                                                    ------------------------------------
                                                    2003          2002         %VARIANCE
                                                    ----          ----         ---------
            Atlanta                                59.66          66.75         (10.6)
            Dallas                                 39.71          48.14         (17.5)
            San Francisco Bay Area                 64.85          69.44          (6.6)
            New Orleans                            97.12         121.31         (19.9)
            Orlando                                54.87          62.30         (11.9)
            Philadelphia                           52.34          59.51         (12.0)
            Houston                                46.44          53.16         (12.6)
            Phoenix                               103.49          99.40           4.1
            Minneapolis                            71.42          72.00          (0.8)
            Chicago                                59.07          59.76          (1.1)

LIQUIDITY AND CAPITAL RESOURCES

      Our principal source of cash to meet our cash requirements, including distributions to stockholders and repayments of indebtedness, is from the results of operations of our hotels. For the three months ended March 31, 2003, net cash flow used in operating activities, consisting primarily of hotel operations, was $12 million. We currently expect that our cash flow provided by operating activities for 2003 will be approximately $58 million to $68 million using current RevPAR forecasts. We expect our 2003 capital expenditures to be approximately $60 to $70 million and we have no remaining debt maturities during 2003, other than $11 million in normal recurring principal payments. Cash necessary to fund cash flow shortfalls and distributions, if any, will be funded from our cash balances, which were $156 million at March 31, 2003, proceeds from the sale of hotels or additional borrowings. We expect our Board of Directors to defer future common dividends until our hotels experience a 2% to 4% increase in RevPAR over 2002, and to determine the amount of preferred dividends, if any, for each quarterly period, based upon the operating results of that quarter, economic conditions, other operating trends and minimum REIT distribution requirements. We do not currently anticipate paying any dividends on our common stock during 2003.

      Recent events, including the threat of additional terrorist attacks, the war in Iraq and the bankruptcy of several major corporations, have had an adverse impact on the capital markets. These events, new terrorist attacks or additional bankruptcies could further adversely affect the availability and cost of capital for our business. In addition, should the anticipated recovery of the overall economy, and of the lodging industry, continue to be delayed significantly, that too could adversely affect our operating cash flow and the availability and cost of capital for our business. As a consequence of the economic slowdown in our business, and the travel and lodging industries generally, Standard & Poor's lowered its ratings on our $1.2 billion in senior unsecured debt one level, from BB- to B+, in February 2003, and subsequently revised their outlook from stable to negative. Although Moody's affirmed its current rating on our senior debt in February 2003 (Ba3), we remain on negative outlook. Should Moody's downgrade our current rating, the interest rate on $900 million of our $1.2 billion in senior unsecured debt would increase by 50 basis points, which would increase our interest expense by $4.5 million on an annual basis.

      We are also subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to increases in wage and benefit costs, repair and maintenance expenses, utilities, insurance, and other operating expenses that can fluctuate disproportionately to revenues. Theses operating expenses are difficult to predict and control, resulting in an increased risk of volatility in our results of operations. The economic slowdown and the sharp drop in Occupancy and ADR that began in 2001, have resulted both in declines in RevPAR and an erosion in operating margins. If the declines in hotel RevPAR and/or operating margins worsen or continue for a protracted time, they could have a material adverse effect on our operations, earnings and cash flow.

      On April 24, 2003, we completed a $150 million non-recourse loan, at a floating interest rate of LIBOR plus 250 basis points secured by 10 full service hotels. The loan matures in May 2006, with two, one-year extension options. The proceeds were used to pay off all outstanding borrowings under our unsecured line of credit. We also reduced our line of credit from $300 million to $150 million in total commitments, for excess capacity and to save unused fees. We have no remaining debt maturing during 2003, other than $11 million in normal recurring principal payments. Our next significant debt maturity is our $175 million of senior notes maturing in October 2004. We expect to satisfy this obligation primarily from our excess cash and additional secured debt capacity. However, we also anticipate that we will have positive cash flow from operations and net sales proceeds from the sale of non-strategic hotels that may be available as secondary sources of funds for repayment of this debt.

      In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At March 31, 2003, we were in compliance with all of these covenants.

      Unless our business and cash flow stabilizes, we may not be able to satisfy the current financial covenant requirements. In such an event, we may need to obtain further amendments from our lenders under the line of credit to continue being able to borrow under it. We are not certain whether, to what extent, or upon what terms the lenders may be willing to further relax the covenants. Further amendments to our line of credit may result in additional restrictions on us that, together with any limitation on our ability to borrow under the line, may adversely affect our ability to run our business and manage our financial affairs.

      The breach of any of the covenants and limitations under our line of credit could result in the acceleration of amounts outstanding. Our failure to satisfy any accelerated indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our other unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances. However, at March 31, 2003, we had $156 million in cash and our next significant debt maturity is our $175 million of senior notes maturing in October 2004. We expect to satisfy this obligation primarily from our excess cash and additional secured debt capacity. We also anticipate that we will have positive cash flow from operations and net sales proceeds from the sale of non-strategic hotels that may be available as secondary sources of funds for repayment of this debt.

      Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than those in our line of credit. Most of our mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations. After the $150 million of secured debt obtained in April 2003, we still have unencumbered investments in hotels with a net book value totaling $2.1 billion.

      Our publicly traded senior unsecured notes require that we satisfy a total leverage, a secured leverage and an interest coverage test in order to: incur additional indebtedness, except under our line of credit or to refinance maturing debt with replacement debt, as defined under our indentures; pay dividends in excess of the minimum dividend required to meet the REIT qualification test; repurchase stock; or merge. As of the date of this filing, we have satisfied all such incurrence tests. We currently expect that we will have the flexibility to meet these tests unless RevPAR declines continue or become more severe. We anticipate meeting our debt service obligations through a combination of cash on hand, cash flow from operations, additional secured debt and the sale of non-strategic hotel assets.

      We are currently negotiating with a lender to restructure two non-recourse cross collateralized loans related to two of our Dallas, Texas, hotels, one of which is currently closed.

SELECTED RATIOS

                                                                      MARCH 31,
                                                                    -------------
                                                                    2003     2002
                                                                    ----     ----
Consolidated debt (net of cash) to trailing twelve month EBITDA     6.5x     5.9x
Total debt (net of cash) to trailing twelve month EBITDA            7.0x     6.4x
Total debt (net of cash) to investment in hotels, at cost(a)        42.7%    41.8%
EBITDA to consolidated interest paid(b)                             1.8x     1.9x
EBITDA to total interest expense(c)                                 1.7x     1.7x
Fixed charge coverage ratio(d)                                      1.4x     1.5x

      (a) Investment in hotels at cost is defined as consolidated investment in hotels, before accumulated depreciation, plus our pro rata share of unconsolidated investment in hotels, before accumulated depreciation.

      (b) EBITDA to consolidated interest paid represents trailing twelve month consolidated EBITDA divided by trailing twelve month interest expense before capitalized interest and amortization of debt costs.

      (c) EBITDA to total interest expense represents trailing twelve month consolidated EBITDA divided by trailing twelve month interest expense, including the Company's pro rata share of unconsolidated interest expense.

      (d) Fixed charges include preferred dividends, consolidated interest expense and interest expense from unconsolidated entities.

      At March 31, 2003, we had:

            -     $155.7 million of cash and cash equivalents

            -     Fixed interest rate debt equal to 80% of our total debt

            - Weighted average maturity of fixed interest rate debt of approximately 5.7 years, and

            -     Secured debt to total assets of 17.4%

      Due to the uncertainties following the war in Iraq, heightened terrorism alerts, SARS and the impact of these events on the nation's economy, it is difficult to develop a meaningful earnings forecast.

      For the second quarter of 2003, we currently anticipate our portfolio RevPAR to be 7% to 8% below the comparable period of the prior year and operating margins to decrease 3% to 4%. Net loss for the second quarter of 2003, is expected to be within the range of $12 million to $18 million. FFO for the second quarter is expected to be within the range of $20 million to $27 million, and EBITDA is expected to be within the range of $70 million to $77 million for the same period.

      We estimate our full year 2003 hotel portfolio RevPAR to be 3% to 4% below 2002 and operating margins to decrease 2.25% to 2.75%. Net loss for the full year 2003, is expected to be within the range of $93 million to $103 million. Our FFO for the full year 2003 is currently anticipated to be within the range of $50 million to $60 million, and EBITDA is expected to be within the range of $250 million to $260 million for the same period.

      In the event that RevPAR declines, compared to the prior year, are greater than anticipated in the preparation of this forecast, or operating margins are lower than anticipated, we may not meet our forecast for the remainder of the year. RevPAR results for April 2003 were approximately 11% below the same period in 2002 and the first 12 days of May were approximately 6.5% below the same period in 2002. We attribute the April RevPAR decline to reduced travel during the war in Iraq, the lack of comparability due to the occurrence of Easter in April 2003, as compared to March in 2002, and the continued economic softness.

      Non-GAAP estimates of FFO and EBITDA are derived from our estimate of net loss applicable to common shareholders. Estimated FFO was computed by taking estimated net loss applicable to common shareholders, adding forecasted depreciation expense ($40 million for the second quarter and $157 million for the year) and deducting forecasted minority interest in FelCor LP ($1 million for the second quarter and $5 million for the year). To derive estimated EBITDA, FelCor started with estimated FFO and added back interest expense ($43 million for the second quarter and $173 million for the year), amortization ($0.5 million for the second quarter and $2 million for the year) and preferred stock dividends ($7 million for the second quarter and $27 million for the year).

      The following details our debt outstanding at March 31, 2003, and December 31, 2002 (in thousands):

                                       COLLATERAL(a) AT    INTEREST RATE
                                         MARCH 31,           MARCH 31,                            MARCH 31,       DECEMBER 31,
                                            2003                2003           MATURITY DATE        2003            2002
                                       ----------------   ----------------     -------------     ----------       ----------
  FLOATING RATE DEBT:
  Line of credit                           None                 4.55%          October 2004      $  149,497
  Publicly-traded term notes-swapped       None                 4.50(b)        October 2004         174,792       $  174,760
  Publicly-traded term notes-swapped       None                 5.37(b)        October 2007          75,000           25,000
  Promissory note                          None                 3.34           June 2016                650              650
                                                                ----                             ----------       ----------
  Total floating rate debt(c)                                   4.69%                               399,939          200,410
                                                                ----                             ----------       ----------

  FIXED RATE DEBT:
  Publicly-traded term notes               None                 7.63           October 2007          49,543           99,518
  Publicly-traded term notes               None                 9.50           September 2008       596,363          596,195
  Publicly-traded term notes               None                 8.50           June 2011            297,969          297,907
  Mortgage debt                            15 hotels            7.24           November 2007        133,970          134,738
  Mortgage debt                            7 hotels             7.54           April 2009            93,840           94,288
  Mortgage debt                            6 hotels             7.55           June 2009             70,604           70,937
  Mortgage debt                            7 hotels             8.73           May 2010             139,803          140,315
  Mortgage debt                            8 hotels             8.70           May 2010             179,890          180,534
  Mortgage debt                            5 hotels             7.20           2005 - 2008           48,338           54,993
  Other                                    1 hotel              9.08           2011                   7,035           7,299
                                                                ----                             ----------       ----------
  Total fixed rate debt(c)                                      8.65                              1,617,355        1,676,724
                                                                ----                             ----------       ----------
  Total debt(c)                                                 7.86%                            $2,017,294       $1,877,134
                                                                ====                             ==========       ==========

      (a) At March 31, 2003, we had unencumbered investments in hotels with a net book value totaling $2.3 billion.

      (b) At March 31, 2003, our $175 million publicly-traded notes due October 2004 and $75 million of our publicly traded notes due October 2007, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a floating interest rate tied to LIBOR. The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense. The interest rate swaps decreased interest expense by $1.6 million for the three months ended March 31, 2003.

      (c) Calculated based on the weighted average outstanding debt as of March 31, 2003.

      At March 31, 2003, we had $175 million of publicly traded term notes due October 2004, and $75 million of publicly traded term notes due October 2007, that were matched with interest rate swap agreements which effectively convert the fixed interest rate on these notes to a variable interest rate. These interest rate swap agreements have maturity dates coinciding with the maturity dates of these publicly traded term notes. We entered into seven separate interest rate swap agreements with five different financial institutions. Under these agreements, we receive a fixed rate of 7.375% for the agreements maturing in October 2004, and 7.625% for the agreement maturing in October 2007. We pay the six-month LIBOR rate plus a spread ranging from 2.57% to 4.38%. The weighted average spread over LIBOR at March 31, 2003, was 3.46%.

      We spent approximately $24 million on capital expenditures at our hotels during the three months ended March 31, 2003. Our unconsolidated entities spent approximately $2.5 million on capital expenditures at hotels, and approximately $6.9 million on a residential condominium development project, during the three months ended March 31, 2003. Notwithstanding the current significant economic downturn, we believe that our hotels will continue to benefit from our extensive capital expenditure programs in previous years. We currently anticipate our 2003 capital expenditures to be between $60 and $70 million.

Quantitative and Qualitative Disclosures About Market Risk

      At March 31, 2003, approximately 80% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

      The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at March 31, 2003, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents the notional amount and weighted average interest rate, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2003. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at March 31, 2003, at then current market interest rates.

                          EXPECTED DEBT MATURITY DATES
                             (DOLLARS IN THOUSANDS)

                                 2003         2004         2005        2006        2007      THEREAFTER      TOTAL      FAIR VALUE
                                 ----         ----         ----        ----        ----      ----------      -----      ----------
Fixed rate:
   Debt                        $ 10,078     $189,083     $ 41,103    $ 13,978    $257,990    $1,359,008    $1,871,240    $1,751,278
   Interest rate swaps (a)                  (175,000)                             (75,000)                   (250,000)
      Average interest rate        7.87%        7.91%      7.49%       8.05%         7.41%       8.87%           8.65%
Floating rate:
   Debt                                      149,497                                                650       150,147       150,147
   Interest rate swaps (a)                   175,000                               75,000                     250,000        10,058
      Average interest rate                     4.53%                                5.37%        10.20%         4.70%
Total debt                     $ 10,078     $338,580     $ 41,103    $ 13,978    $257,990    $1,359,658    $2,021,387
     Average interest rate         7.87%        4.67%        7.49%       8.05%       6.82%         8.87%         7.86%
Net discount                                                                                                   (4,093)
Total debt                                                                                                 $2,017,294

      (a) At March 31, 2003, the Company's $175 million and $75 million in publicly-traded notes due October 2004 and October 2007, respectively, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a variable interest rate tied to LIBOR. The interest rate swap agreements have the same maturity as the notes.

      Swap agreements, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A to AA-.

INFLATION

      Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, require us to reduce room rates in the near term and may limit our ability to raise room rates in the future.

SEASONALITY

      The lodging business is seasonal in nature. Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel. Historically, to the extent that cash flow from operations has been insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we have utilized cash on hand or borrowings under our line of credit to meet our cash requirements.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      Portions of this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. The risks, uncertainties and assumptions that may affect our actual results, some of which are discussed more fully in our previous filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (collectively, "Cautionary Disclosures") include: general economic conditions, including the timing and magnitude of any recovery from the current soft economy; future acts of terrorism; the availability of capital; the continuing effects of the war in Iraq; the effects of SARS on the travel industry; and numerous other factors that may affect results, performance and achievements. The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Disclosures. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information and disclosures regarding market risks applicable to FelCor is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

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

      (b) Changes in internal controls.

      Not applicable.

                          PART II. -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

      For information relating to certain other transactions by the Company through March 31, 2003, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits: The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT

10.28 -     Loan Agreement, dated April 24, 2003, by and between FelCor/JPM
            Hotels, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $115 million loan from lender to borrower (the
            "Mortgage Loan").

10.28.1 -   Form of Mortgage, Deed of Trust and Security Agreement, each dated
            April 24, 2003, from FelCor/JPM Hotels, L.L.C., as borrower, and
            DJONT/JPM Leasing, L.L.C., as lessee, (and, in the case of the
            Mortgages with respect to the properties located in the State of
            Florida, FelCor Lodging Limited Partnership) in favor of JPMorgan
            Chase Bank, as lender, each covering a separate hotel and securing the Mortgage Loan.

10.28.2 -   Promissory Note, dated April 24, 2003, made by FelCor/JPM Hotels,
            L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $115 million.

10.29 -     Mezzanine Loan Agreement, dated April 24, 2003, by and between
            FelCor/JPM Holdings, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $10 million senior mezzanine loan from lender to borrower (the "Senior Mezzanine Loan").

10.29.1 -   Pledge and Security Agreement, dated April 24, 2003, from FelCor/JPM
            Holdings, L.L.C., as pledgor, in favor of JPMorgan Chase Bank, as lender, securing the Senior Mezzanine Loan.

10.29.2 -   Promissory Note, dated April 24, 2003, made by FelCor/JPM Holdings,
            L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $10 million.

10.30 - Junior Mezzanine Loan Agreement, dated April 24, 2003, by and between DJONT/JPM Tenant Co., L.L.C., as borrower, and JPMorgan
            Chase Bank, as lender, relating to a $25 million junior mezzanine loan from lender to borrower (the "Junior Mezzanine Loan").

10.30.1 -   Pledge and Security Agreement, dated April 24, 2003, from DJONT/JPM
            Tenant Co., L.L.C., as pledgor, in favor of JPMorgan Chase Bank, as lender, securing the Junior Mezzanine Loan.

10.30.2 -   Promissory Note, dated April 24, 2003, made by DJONT/JPM Tenant Co.,
            L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $25 million.

10.30.3 -   Security Agreement, dated April 24, 2003, from DJONT/JPM Tenant Co.,
            L.L.C. in favor of JPMorgan Chase Bank, securing the Junior
            Mezzanine Loan.

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT

99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

      (b) Reports on Form 8-K:

                  A current report on Form 8-K dated April 30, 2003, was filed by FelCor on May 1, 2003. This filing, under Item 7 and Item 9, disclosed that on April 30, 2003, FelCor Lodging Trust Incorporated issued a press release announcing its results of operations for the quarterly period ended March 31, 2003, and published its First Quarter 2003 Supplemental Information, which provided additional corporate data, financial highlights and portfolio statistical data for the quarter ended March 31, 2003. Copies of the press release and the First Quarter 2003 Supplemental Information were furnished as Exhibits 99.1 and 99.2, respectively.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003

                                            FELCOR LODGING TRUST INCORPORATED


                                            By:    /s/ Richard J. O'Brien
                                                ----------------------------
                                                     Richard J. O'Brien
                                                Executive Vice President and
                                                   Chief Financial Officer


                                            By:     /s/ Lester C. Johnson
                                                ----------------------------
                                                      Lester C. Johnson
                                                  Senior Vice President and
                                                Principal Accounting Officer

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

Date: May 15, 2003

                                                /s/ Thomas J. Corcoran, Jr.
                                                -----------------------------
                                                Thomas J. Corcoran, Jr.
                                                Chief Executive Officer

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

Date: May 15, 2003

                                                    /s/ Richard J. O'Brien
                                                    -----------------------
                                                    Richard J. O'Brien
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT

10.28 -     Loan Agreement, dated April 24, 2003, by and between FelCor/JPM
            Hotels, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $115 million loan from lender to borrower (the
            "Mortgage Loan").

10.28.1 -   Form of Mortgage, Deed of Trust and Security Agreement, each dated
            April 24, 2003, from FelCor/JPM Hotels, L.L.C., as borrower, and
            DJONT/JPM Leasing, L.L.C., as lessee, (and, in the case of the
            Mortgages with respect to the properties located in the State of
            Florida, FelCor Lodging Limited Partnership) in favor of JPMorgan
            Chase Bank, as lender, each covering a separate hotel and securing the Mortgage Loan.

10.28.2 -   Promissory Note, dated April 24, 2003, made by FelCor/JPM Hotels,
            L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $115 million.

10.29 -     Mezzanine Loan Agreement, dated April 24, 2003, by and between
            FelCor/JPM Holdings, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $10 million senior mezzanine loan from lender to borrower (the "Senior Mezzanine Loan").

10.29.1 -   Pledge and Security Agreement, dated April 24, 2003, from FelCor/JPM
            Holdings, L.L.C., as pledgor, in favor of JPMorgan Chase Bank, as lender, securing the Senior Mezzanine Loan.

10.29.2 -   Promissory Note, dated April 24, 2003, made by FelCor/JPM Holdings,
            L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $10 million.

10.30 - Junior Mezzanine Loan Agreement, dated April 24, 2003, by and between DJONT/JPM Tenant Co., L.L.C., as borrower, and JPMorgan
            Chase Bank, as lender, relating to a $25 million junior mezzanine loan from lender to borrower (the "Junior Mezzanine Loan").

10.30.1 -   Pledge and Security Agreement, dated April 24, 2003, from DJONT/JPM
            Tenant Co., L.L.C., as pledgor, in favor of JPMorgan Chase Bank, as lender, securing the Junior Mezzanine Loan.

10.30.2 -   Promissory Note, dated April 24, 2003, made by DJONT/JPM Tenant Co.,
            L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $25 million.

10.30.3 -   Security Agreement, dated April 24, 2003, from DJONT/JPM Tenant Co.,
            L.L.C. in favor of JPMorgan Chase Bank, securing the Junior
            Mezzanine Loan.

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT

99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.