Form 10-Q
period 2003-06-30
FELCOR LODGING TRUST INC
filed 2003-08-14
CIK 923603

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on August 8, 2003 was 59,004,031.

================================================================================

                        FELCOR LODGING TRUST INCORPORATED

                                      INDEX

                                                                                                      Page
                                                                                                      ----
                                        PART I. -- FINANCIAL INFORMATION

Item 1.   Financial Statements.......................................................................   3
             Consolidated Balance Sheets - June 30, 2003  (unaudited)
                  and December 31, 2002..............................................................   3
             Consolidated Statements of Operations - For the Three and Six Months
                  Ended June 30, 2003 and 2002 (unaudited)...........................................   4
             Consolidated Statements of Comprehensive Income (Loss) - For the Three and Six
                  Months Ended June 30, 2003 and 2002 (unaudited) ...................................   5
             Consolidated Statements of Cash Flows - For the Six Months
                  Ended June 30, 2003 and 2002 (unaudited)...........................................   6
             Notes to Consolidated Financial Statements..............................................   7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
             General.................................................................................  17
             Financial Comparison....................................................................  17
             Results of Operations...................................................................  18
             Liquidity and Capital Resources.........................................................  26
             Inflation...............................................................................  30
             Seasonality.............................................................................  30
             Disclosure Regarding Forward Looking Statements.........................................  31
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................  31
Item 4.   Controls and Procedures....................................................................  31

                                        PART II. - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders........................................  32
Item 5.   Other Information..........................................................................  32
Item 6.   Exhibits and Reports on Form 8-K...........................................................  32

SIGNATURE............................................................................................  34

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FELCOR LODGING TRUST INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        2003            2002
                                                                                   -------------    ------------
                                                                                    (UNAUDITED)
                                     ASSETS

Investment in hotels, net of accumulated depreciation of $870,363
   at June 30, 2003 and $782,166 at December 31, 2002 ...........................   $  3,506,431    $  3,473,452
Investment in unconsolidated entities ...........................................        120,753         141,943
Cash and cash equivalents .......................................................        182,669          66,542
Accounts receivable, net of allowance for doubtful accounts of $1,236
   in 2003 and $1,413 in 2002 ...................................................         52,921          48,548
Deferred expenses, net of accumulated amortization of $13,517
   at June 30, 2003 and $13,357 at December 31, 2002 ............................         23,932          24,185
Other assets ....................................................................         32,717          25,693
                                                                                    ------------    ------------

         Total assets ...........................................................   $  3,919,423    $  3,780,363
                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Debt, net of discount of $4,284 at June 30, 2003 and
   $3,231 at December 31, 2002 ..................................................   $  2,058,467    $  1,877,134
Distributions payable ...........................................................          5,483          14,792
Accrued expenses and other liabilities ..........................................        156,678         150,385
Minority interest in FelCor LP, 3,238 and 3,290 units issued and
   outstanding at June 30, 2003 and December 31, 2002, respectively .............         69,025          72,639
Minority interest in other partnerships .........................................         55,021          48,596
                                                                                    ------------    ------------

         Total liabilities ......................................................      2,344,674       2,163,546
                                                                                    ------------    ------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
   Series A Cumulative Convertible Preferred Stock, 5,980 shares issued
      and outstanding at June 30, 2003 and December 31, 2002 ....................        149,512         149,512
   Series B Cumulative Redeemable Preferred Stock, 68 shares issued
      and outstanding at June 30, 2003 and December 31, 2002 ....................        169,395         169,395
Common stock, $.01 par value, 200,000 shares authorized, 69,413 and
   75,126 shares  issued, including shares in treasury, at June 30, 2003 and
   December 31, 2002, respectively ..............................................            694             751
Additional paid-in capital ......................................................      2,094,013       2,204,530
Accumulated other comprehensive income ..........................................         10,936             (99)
Distributions in excess of earnings .............................................       (648,581)       (593,834)
Less:  Common stock in treasury, at cost, 10,513 and 16,369 shares
   at June 30, 2003 and December 31, 2002, respectively .........................       (201,220)       (313,438)
                                                                                    ------------    ------------

         Total stockholders' equity .............................................      1,574,749       1,616,817
                                                                                    ------------    ------------

         Total liabilities and stockholders' equity .............................   $  3,919,423    $  3,780,363
                                                                                    ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
              (UNAUDITED, IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                             JUNE 30,                  JUNE 30,
                                                                      ----------------------    ----------------------
                                                                         2003         2002         2003         2002
                                                                      ---------    ---------    ---------    ---------
Revenues:
   Hotel operating revenue ........................................   $ 327,251    $ 349,563    $ 632,811    $ 672,256
   Retail space rental and other revenue ..........................         236          428          637        1,098
                                                                      ---------    ---------    ---------    ---------
Total revenues ....................................................     327,487      349,991      633,448      673,354
                                                                      ---------    ---------    ---------    ---------

Expenses:
   Hotel departmental expenses ....................................     115,544      117,557      224,871      227,508
   Other property operating costs .................................      91,801       89,960      182,979      178,501
   Management and franchise fees ..................................      16,646       18,017       32,893       33,605
   Taxes, insurance and lease expense .............................      33,554       33,697       65,979       68,172
   Corporate expenses .............................................       3,737        3,970        7,160        7,716
   Depreciation ...................................................      36,658       38,204       72,656       76,822
                                                                      ---------    ---------    ---------    ---------
Total operating expenses ..........................................     297,940      301,405      586,538      592,324
                                                                      ---------    ---------    ---------    ---------

Operating income ..................................................      29,547       48,586       46,910       81,030

Interest expense, net .............................................     (41,251)     (41,555)     (81,504)     (82,751)
Charge-off of deferred financing costs ............................      (2,834)          --       (2,834)          --
Gain on early extinguishment of debt ..............................         307           --        1,260           --
Impairment loss ...................................................      (7,824)          --       (7,824)          --
                                                                      ---------    ---------    ---------    ---------
Income (loss) before equity in income of unconsolidated
     entities, minority interests and gain on sales of assets .....     (22,055)       7,031      (43,992)      (1,721)
   Equity in income from unconsolidated entities ..................         726        1,365          578        2,586
   Gain on sale of assets .........................................         153        6,061          153        6,061
   Minority interests .............................................       1,785       (1,827)       2,912         (526)
                                                                      ---------    ---------    ---------    ---------
Income (loss) from  continuing operations .........................     (19,391)      12,630      (40,349)       6,400
   Discontinued operations ........................................        (812)         372         (945)         456
                                                                      ---------    ---------    ---------    ---------
Net (income) loss .................................................     (20,203)      13,002      (41,294)       6,856
   Preferred dividends ............................................      (6,728)      (6,688)     (13,454)     (12,838)
                                                                      ---------    ---------    ---------    ---------
Net income (loss) applicable to common stockholders ...............   $ (26,931)   $   6,314    $(54,748) $     (5,982)
                                                                      =========    =========    =========    =========

Earnings (loss) per common share data:
   Basic:
     Net income (loss) from continuing operations .................   $   (0.45)   $    0.11    $   (0.92)   $   (0.12)
                                                                      =========    =========    =========    =========

     Net income (loss) ............................................   $   (0.46)   $    0.12    $   (0.93)   $   (0.11)
                                                                      =========    =========    =========    =========

     Weighted average common shares outstanding ...................      58,591       52,728       58,562       52,721
   Diluted:
     Net income (loss) from continuing operations .................   $   (0.45)   $    0.11    $   (0.92)   $   (0.12)
                                                                      =========    =========    =========    =========

     Net income (loss) ............................................   $   (0.46)   $    0.12    $   (0.93)   $   (0.11)
                                                                      =========    =========    =========    =========

     Weighted average common shares outstanding ...................      58,591       53,093       58,562       52,721

Cash dividends declared on common stock ...........................   $      --    $    0.15    $      --    $    0.30
                                                                      =========    =========    =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)


                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                               --------------------   --------------------
                                                 2003        2002       2003        2002
                                               --------    --------   --------    --------
Net income (loss) ..........................   $(20,203)   $ 13,002   $(41,294)   $  6,856
Foreign currency translation adjustment ....      6,216       2,259     11,035       2,840
                                               --------    --------   --------    --------
     Comprehensive income (loss) ...........   $(13,987)   $ 15,261   $(30,259)   $  9,696
                                               ========    ========   ========    ========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)

                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                              ----------------------
                                                                                                 2003        2002
                                                                                              ---------    ---------
Cash flows from operating activities:
    Net income (loss) .....................................................................   $ (41,294)   $   6,856
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation ................................................................      73,191       76,822
              Loss (gain) on sale of assets ...............................................         330       (6,061)
              Amortization of deferred financing fees .....................................       2,375        2,658
              Accretion of debt, net of discount ..........................................         207          205
              Amortization of unearned compensation .......................................       1,080        1,035
              Equity in income from unconsolidated entities ...............................        (578)      (2,586)
              Impairment loss .............................................................       7,824           --
              Charge-off of deferred finance costs, net of gain on debt extinguishment ....       1,574           --
              Minority interests ..........................................................      (2,912)         526
        Changes in assets and liabilities:
              Accounts receivable .........................................................      (4,058)      (7,753)
              Deferred expenses ...........................................................      (3,654)      (1,014)
              Other assets ................................................................      (4,316)      (8,366)
              Accrued expenses and other liabilities ......................................       2,556        7,402
                                                                                              ---------    ---------
                        Net cash flow provided by operating activities ....................      32,325       69,724
                                                                                              ---------    ---------

Cash flows (used in) provided by investing activities:
    Improvements and additions to hotels ..................................................     (42,279)     (17,924)
    Proceeds from sale of assets ..........................................................      12,292       23,237
    Cash from purchase of percentage interest in Interstate Joint Venture .................       2,705           --
    Cash distributions from unconsolidated entities .......................................       2,913        5,225
                                                                                              ---------    ---------
                        Net cash flow provided by (used in) investing activities ..........     (24,369)      10,538
                                                                                              ---------    ---------

Cash flows (used in) provided by financing activities:
    Proceeds from borrowings ..............................................................     321,119           --
    Repayment of borrowings ...............................................................    (190,367)     (56,718)
    Net proceeds from sale of preferred stock .............................................          --       23,981
    Purchase of treasury stock ............................................................          --         (113)
    Distributions paid to other partnership minority interests ............................          --         (448)
    Distributions paid to FelCor LP limited partners ......................................          --       (2,751)
    Distributions paid to preferred stockholders ..........................................     (13,455)     (12,454)
    Distributions paid to common stockholders .............................................      (9,307)      (9,706)
                                                                                              ---------    ---------
                        Net cash flow provided by (used in) financing activities ..........     107,990      (58,209)
                                                                                              ---------    ---------

Effect of exchange rate changes on cash ...................................................         181          909
Net change in cash and cash equivalents ...................................................     116,127       22,962
Cash and cash equivalents at beginning of periods .........................................      66,542      128,742
                                                                                              ---------    ---------
Cash and cash equivalents at end of periods ...............................................   $ 182,669    $ 151,704
                                                                                              =========    =========

Supplemental cash flow information --
    Interest paid .........................................................................   $  80,937    $  79,742
                                                                                              =========    =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

         In 1994, FelCor Lodging Trust Incorporated, or FelCor, went public as a real estate investment trust, or REIT, with six hotels and a market capitalization of $120 million. We are now the nation's second largest lodging REIT and the largest owner of full service, all-suite hotels. At June 30, 2003, our hotel portfolio included 77 upscale, all-suite hotels, 85 hotels in the upscale or full service segments and the largest number of Embassy Suites Hotels(R) and independently-owned Doubletree Guest Suites(R) hotels in North America.

         FelCor is the sole general partner of, and the owner of a greater than 95% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP. All of our operations are conducted solely through FelCor LP, or its subsidiaries.

         At June 30, 2003, we had ownership interests in 181 hotels. We owned a 100% real estate interest in 143 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels, a 51% interest in an entity owning eight hotels and 50% interests in unconsolidated entities that own 21 hotels. As a result of our ownership interests in the operating lessees of 175 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operating revenues and expenses of the remaining six hotels are unconsolidated.

         At June 30, 2003, we had an aggregate of 62,154,164 shares of FelCor common stock and units of FelCor LP limited partnership interest outstanding.

         The following table reflects the distribution, by brand, of the 175 hotels included in our consolidated hotel operations at June 30, 2003:

BRAND
-----
Hilton Hotels Corporation, or Hilton, brands:
     Embassy Suites Hotels ........................................    59
     Doubletree(R) and Doubletree Guest Suites ....................    13
     Hampton Inn(R) ...............................................     4
     Hilton and Hilton Suites(R) ..................................     2
     Homewood Suites(R) ...........................................     1
InterContinental Hotels Group brands:
     Holiday Inn(R) ...............................................    40
     Crowne Plaza(R) and Crowne Plaza Suites(R) ...................    18
     Holiday Inn Select(R) ........................................    10
     Holiday Inn Express(R) .......................................     3
     Staybridge Suites(R) .........................................     1
Starwood Hotels & Resorts Worldwide Inc., or Starwood, brands:
     Sheraton(R) and Sheraton Suites(R) ...........................    10
     Westin(R) ....................................................     1
Marriott International, Inc., or Marriott brands:
     Fairfield Inn(R) by Marriott(R) ..............................     5
     Courtyard(R) by Marriott .....................................     2
Other brands ......................................................     6
                                                                      ---
Total hotels ......................................................   175
                                                                      ===

         The hotels shown in the above table are located in the United States (35 states) and Canada (six hotels), with concentrations in Texas (41 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). Approximately 51% of our hotel room revenues were generated from hotels in these four states during the quarter.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       ORGANIZATION -- (CONTINUED)

         At June 30, 2003, of the 175 hotels, (i) subsidiaries of
InterContinental Hotels Group, or IHG, managed 80, (ii) subsidiaries of Hilton managed 72, (iii) subsidiaries of Starwood managed 11, (iv) subsidiaries of Interstate Hotels Corporation, or IHC, managed 10, and (v) two independent management companies managed one each.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income (loss) or stockholders' equity.

         The financial information for the three and six months ended June 30, 2003, and 2002, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2003, and 2002, include adjustments made to management's estimates (consisting of an impairment charge and normal recurring accruals) which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, included in our Annual Report on Form 10-K for the year ended December 31, 2002 ("Form 10-K"). Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         We owned 50% interests in joint venture entities that owned 21 hotels at June 30, 2003, and 24 hotels at June 30, 2002. We also owned a 50% interest in entities that: own an undeveloped parcel of land; provide condominium management services; develop condominiums in Myrtle Beach, South Carolina; and lease five hotels. We account for our investments in these unconsolidated entities under the equity method.

         Effective June 1, 2003, we made a $0.2 million capital contribution to our joint venture with IHC, which increased our ownership in that venture to more than 50 percent. As a result, we began consolidating the eight hotels owned by this venture. The consolidation of these eight hotels increased our net investment in hotels by $73 million, increased our debt by $51 million and reduced our investment in unconsolidated entities by $19 million.

         Summarized combined financial information for 100% of our unconsolidated entities is as follows (in thousands):

                                                                    JUNE 30,     DECEMBER 31,
                                                                      2003           2002
                                                                  ------------   ------------
Balance sheet information:
     Investment in hotels, net of accumulated depreciation ....   $    318,215   $    383,249
     Total assets .............................................   $    328,846   $    408,979
     Debt .....................................................   $    245,945   $    278,978
     Total liabilities ........................................   $    246,133   $    279,887
     Equity ...................................................   $     94,873   $    129,854


         Debt of our unconsolidated entities at June 30, 2003, consisted of $215.1 million of non-recourse mortgage debt. It also included $15.5 million of mortgage debt guaranteed by us and $15.3 million of mortgage debt guaranteed by Hilton, one of our joint venture partners. The debt guaranteed by us consisted primarily of 50% of a loan related to the construction of a residential condominium project in Myrtle Beach, South Carolina. The loan commitment is for $97.6 million, of which approximately $30.6 million was outstanding as of June 30, 2003. Our guarantee reduces from 50% to 25% of the outstanding balance when the condominium project is

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FELCOR LODGING TRUST INCORPORATED

2.       INVESTMENT IN UNCONSOLIDATED ENTITIES - (CONTINUED)

completed and receives a certificate of occupancy, which we expect to occur in late 2004. Our guarantee is a payment guarantee and will require us to pay in the event that the joint venture fails to pay interest or principal due under the debt agreement. The loan matures in August 2005, and bears interest at LIBOR plus 200 basis points. As of June 30, 2003, we had not established any liability related to our guarantees of debt because it was not believed to be probable that we would be required to perform under the guarantees.

         Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                         JUNE 30,                 JUNE 30,
                                  --------------------      --------------------
                                    2003         2002         2003         2002
                                  -------      -------      -------      -------
     Total revenues ........      $21,720      $22,798      $42,868      $41,663
     Net income ............      $ 2,806      $ 3,767      $ 3,717      $ 5,485

3.       DEBT

         Debt consisted of the following (in thousands):

                                                                                              BALANCE OUTSTANDING
                                       COLLATERAL AT   INTEREST RATE AT                   --------------------------
                                          JUNE 30,          JUNE 30,                        JUNE 30,    DECEMBER 31,
                                            2003             2003         MATURITY DATE       2003          2002
                                       -------------   ----------------   -------------   ------------  ------------
  FLOATING RATE:
  Publicly-traded term notes-swapped   None                  4.50(a)      October 2004    $    174,824     $    174,760
  Publicly-traded term notes-swapped   None                  5.37(a)      October 2007          75,000           25,000
  Mortgage debt                        10 hotels             3.93         May 2006             149,729               --
  Promissory note                      None                  3.34         June 2016                650              650
                                                             -----                        ------------     ------------
  Total floating rate debt(b)                                4.23%                             400,203          200,410
                                                            -----                         ------------     ------------

  FIXED RATE:
  Publicly-traded term notes           None                  7.63         October 2007          49,567           99,518
  Publicly-traded term notes           None                 10.00         September 2008       596,530          596,195
  Publicly-traded term notes           None                  9.00         June 2011            298,032          297,907
  Mortgage debt                        15 hotels             7.24         November 2007        133,243          134,738
  Mortgage debt                        7 hotels              7.54         April 2009            93,382           94,288
  Mortgage debt                        6 hotels              7.55         June 2009             70,265           70,937
  Mortgage debt                        7 hotels              8.73         May 2010             139,280          140,315
  Mortgage debt                        8 hotels              8.70         May 2010             179,321          180,534
  Mortgage debt                        8 hotels              7.48         April 2011            50,696               --
  Mortgage debt                        4 hotels              7.20         2005 - 2008           41,147           54,993
  Other                                1 hotel               9.08         August 2011            6,801            7,299
                                                            -----                         ------------     ------------
  Total fixed rate debt(a)                                   8.89                            1,658,264        1,676,724
                                                            -----                         ------------     ------------
  Total debt(b)                                              7.98%                        $  2,058,467     $  1,877,134
                                                            =====                         ============     ============


         (a) At June 30, 2003, our $175 million publicly-traded notes due October 2004 and $75 million of our publicly traded notes due October 2007, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a floating interest rate tied to LIBOR. The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense. The interest rate swaps decreased interest expense by $1.7 million and $3.3 million for the three months and six months ended June 30, 2003, respectively.

         (b) Calculated based on the weighted average outstanding debt at June 30, 2003.

         All of our floating rate debt at June 30, 2003, was based upon LIBOR (1.1% as of June 30, 2003).

         We reported interest expense, net of interest income, of $0.6 million, and capitalized interest of $0.1 million, for the both the three months ended June 30, 2003 and 2002. We reported interest expense, net of interest income, of $0.9 million and $1.2 million, and capitalized interest of $0.5 million and $0.3 million, for the six months ended June 30, 2003 and 2002, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FELCOR LODGING TRUST INCORPORATED


3.       DEBT -- (CONTINUED)

         In June 2003, we entered into a non-recourse secured loan facility for up to $200 million, with a delayed draw feature. This facility has an initial term of 18 months, that can be extended for an additional six months at our option, and carries a floating interest rate of LIBOR plus 225 to 275 basis points, depending on the loan-to-value ratio of the facility. The outstanding balances on the loan facility are expected to be converted into 10-year fixed rate commercial mortgage backed securities loans. At the date of this filing, no draws had been made and capacity available under this facility was $120 million, secured by seven hotels. The amount available under this facility may be increased to a maximum of $200 million as additional properties are mortgaged to secure borrowings thereunder. With the inclusion of additional hotels, which are subject to final underwriting and customary closing conditions, we expect to have capacity available of approximately $170 million to $180 million under this facility by the end of the third quarter.

         During this quarter, we also reduced the commitments under our unsecured line of credit from $300 million to $50 million. The line of credit has an accordion feature that allows us to increase the commitments to $200 million, subject to lender consent and the satisfaction of certain conditions. As the result of this reduction in our line commitments, we charged-off unamortized costs of $2.8 million during the second quarter. We had no borrowings outstanding under our line of credit at June 30, 2003.

         On April 24, 2003, we completed a $150 million non-recourse mortgage loan, at a floating interest rate of LIBOR plus 250 basis points, secured by 10 full service hotels. The loan matures in May 2006, with two, one-year extension options. The proceeds were used to pay off all outstanding borrowings under our unsecured line of credit.

         In May 2003, we made a prepayment of $7.1 million of secured debt and recorded a gain from debt extinguishment of $0.3 million. In February 2003, we made a prepayment of $5.2 million of secured debt and recorded a gain from debt extinguishment of $1.0 million.

         Effective March 31, 2003, we completed the refinancing of $15.5 million of secured debt that was to mature in late 2003. Under the refinancing terms, this fixed rate debt was converted to a floating interest rate of LIBOR plus 285 basis points effective August 2003. The new maturity is August 2008.

         In the first quarter of 2003, we entered into two interest rate swaps. These fair value swaps are the same type as those that existed at December 31, 2002, in that they modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate. As designated fair value hedges, these swaps are marked to market through the income statement, but offset by the change in fair value of our swapped outstanding fixed rate debt. The notional amount of these new swaps is $50 million, on which we will receive a fixed rate of 7.625% and pay a rate of LIBOR plus an average spread of 4.325%.

         In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation and ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, issue stock of our subsidiaries and sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At June 30, 2003, we were in compliance with all covenants under our line of credit.

         At the date of this filing, we have no restrictions on our ability to use our line of credit. However, at certain leverage levels, usage under the line of line credit is restricted to fund operational cash flow shortfalls. At these higher leverage levels, excess cash flow from operations and net cash proceeds from sales, must first be used to reduce any outstanding balances under our line of credit.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       DEBT -- (CONTINUED)

         Failure to satisfy one or more of the financial or other covenants under our line of credit would result in our inability to borrow under the line of credit and a continuation of such default could result in an event of default, notwithstanding our ability to meet our debt service obligations. If revenue per available room declines continue or become more severe, we may be unable to satisfy all of the covenant requirements under our line of credit. Other events that would be events of default under our line of credit include a default in the payment of other recourse indebtedness in the amount of $10 million or more, bankruptcy or a change of control.

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

         Our publicly-traded senior unsecured notes require that we satisfy a total leverage, a secured leverage and an interest coverage test in order to: incur additional indebtedness, except under our line of credit or to refinance maturing debt with replacement debt, as defined in our senior unsecured note indentures; pay dividends in excess of the minimum dividend required to meet the REIT qualification test; repurchase stock; or merge. As of June 30, 2003, and the date of this filing, we have satisfied all such incurrence tests. If revenue per available room declines continue or become more severe, we may be unable to satisfy all of the incurrence tests under our senior unsecured notes.

         As a consequence of the prolonged economic slowdown, its impact on the travel and lodging industries and our higher secured debt levels, Moody's lowered its ratings on our $1.2 billion in senior unsecured debt to B1, in June 2003. This downgrade, coupled with a similar downgrade by Standard & Poor's earlier in the year, triggered a 50 basis point step-up in interest rates on $900 million of our senior unsecured debt, which will continue in effect unless and until either Moody's raises its ratings on our senior unsecured debt to Ba3 or Standard & Poor's raises its rating to BB-.

4.       DERIVATIVES

         On the date we enter into a derivative contract, we designate the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). For a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At June 30, 2003, all of our outstanding hedges were fair value hedges.

         We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy, relating to our various hedge transactions. This process includes linking all derivatives to specific assets and liabilities on the balance sheet or specific firm commitments. We also formally assess (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows or fair values of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When we determine that a derivative is not (or has ceased to be) highly effective as a hedge, we will discontinue hedge accounting, prospectively.

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

         To manage the relative mix of our debt between fixed and variable rate instruments, at June 30, 2003, we had entered into nine interest rate swap agreements with five financial institutions with an aggregate notional value of $250 million. These interest rate swap agreements modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate.


         To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

         The interest rate swap agreements held at June 30, 2003, are designated as fair value hedges, are marked to market through the income statement, but are offset by the change in fair value of our swapped outstanding fixed rate debt. The estimated unrealized net gain on these interest rate swap agreements was approximately $10.2 million at June 30, 2003, and represents the amount we would receive if the agreements were terminated based on current market rates.

         The fixed rates we will receive and the variable rates we will pay under these swaps as of June 30, 2003, are summarized in the following table:


                                              Weighted-average
                Notional Amount   Number of    Spread Paid in    Fixed Rate
Swap Maturity    (in millions)      Swaps     Excess of LIBOR     Received
-------------   ---------------   ---------   ----------------   ----------
October 2004          $175             6           3.2043%         7.3750%
October 2007            75             3           4.0725%         7.6250%
                      ----
                      $250
                      ====

         The differences between the amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. Our interest rate swaps have semi-annual settlement dates in April and October. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor's credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A to AA-.

         In conjunction with the $150 million non-recourse mortgage loan, executed in April 2003, we purchased 6% interest rate caps with a notional amount of $150 million. We concurrently sold interest rate caps with identical terms. These interest rate cap agreements have not been designated as hedges. The changes in the fair value of both the purchased and sold interest rate caps is $0.2 million at June 30, 2003, resulting in no net earnings impact.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. HOTEL OPERATING REVENUE, DEPARTMENTAL EXPENSES AND OTHER PROPERTY OPERATING COSTS

         Hotel operating revenue from continuing operations was comprised of the following (in thousands):

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                           -------------------   -------------------
                                                             2003       2002       2003       2002
                                                           --------   --------   --------   --------
Room revenue ...........................................   $257,397   $275,768   $499,124   $531,707
Food and beverage revenue ..............................     52,758     56,278    100,561    106,844
Other operating departments ............................     17,096     17,517     33,126     33,705
                                                           --------   --------   --------   --------

      Total hotel operating revenues ...................   $327,251   $349,563   $632,811   $672,256
                                                           ========   ========   ========   ========

         Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                           -------------------   -------------------
                                                             2003       2002       2003       2002
                                                           --------   --------   --------   --------
Room ...................................................   $ 66,554   $ 67,658   $129,596   $130,468
Food and beverage ......................................     41,041     42,018     79,847     81,875
Other operating departments ............................      7,949      7,881     15,428     15,165
                                                           --------   --------   --------   --------

      Total hotel departmental expenses ................   $115,544   $117,557   $224,871   $227,508
                                                           ========   ========   ========   ========

         Other property operating costs from continuing operations were comprised of the following (in thousands):

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                           -------------------   -------------------
                                                             2003       2002       2003       2002
                                                           --------   --------   --------   --------
Hotel general and administrative expense ...............   $ 29,959   $ 31,508   $ 60,064   $ 62,464
Marketing ..............................................     27,918     26,865     55,474     53,232
Repair and maintenance .................................     17,696     17,111     35,386     33,807
Utilities ..............................................     16,228     14,476     32,055     28,998
                                                           --------   --------   --------   --------

      Total other property operating costs .............   $ 91,801   $ 89,960   $182,979   $178,501
                                                           ========   ========   ========   ========

         Included in hotel departmental expenses and other property operating costs were hotel compensation and benefit expenses of $104.3 million and $105.3 million for the three months ended June 30, 2003 and 2002, respectively and $207.1 million and $205.6 million for the six months ended June 30, 2003 and 2002, respectively.

6.       TAXES, INSURANCE AND LEASE EXPENSE

         Taxes, insurance and lease expense is comprised of the following (in thousands):

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                           -------------------   -------------------
                                                             2003       2002       2003       2002
                                                           --------   --------   --------   --------
Operating lease expense (a) ............................   $ 15,898   $ 17,391   $ 29,381   $ 32,242
Real estate and other taxes ............................     13,139     12,138     27,128     27,497
Property and general liability insurance ...............      4,517      4,168      9,470      8,433
                                                           --------   --------   --------   --------
           Total taxes, insurance and lease expense ....   $ 33,554   $ 33,697   $ 65,979   $ 68,172
                                                           ========   ========   ========   ========

     (a) Includes lease expense associated with 15 hotels owned by unconsolidated entities. Included in lease expense is $4.0 and $4.8 million in percentage rent for the three months ended June 30, 2003 and 2002, respectively, and $6.0 and $8.1 million in percentage rent for the six months ended June 30, 2003 and 2002, respectively.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       DISCONTINUED OPERATIONS

         On July 29, 2003, we sold our Doubletree Guest Suites in Nashville, Tennessee, for net proceeds of approximately $3.0 million. This hotel was held for sale as of June 30, 2003, with a net book value of approximately $3.0 million. The results of operations of this hotel for the three and six months ended June 30, 2003 and 2002 is included in discontinued operations in the accompanying statement of operations.

         In May 2003, we sold two non-strategic hotels, the 138-room Hampton Inn in Moline, Illinois, and the 132-room Hampton Inn in Davenport, Iowa, for aggregate net sales proceeds of $6.5 million. We realized a loss of $0.5 million on these sales. The realized loss on sale and the results of operations of these hotels for the three and six months ended June 30, 2003 and 2002, are included in discontinued operations in the accompanying statement of operations.

8.       OTHER DISPOSITIONS

         During the second quarter, we recorded a $7.8 million impairment charge related to two low rise Harvey hotels in Dallas. We relinquished title to these hotels through a foreclosure auction on August 5, 2003. At June 30, 2003, these hotels were reflected on our balance sheet at $10 million, with related non-recourse debt of $13 million, offset by $3 million in escrows and reserves retained by the lender. During the past 12 months, these hotels incurred cash flow losses of approximately $1.7 million, in the aggregate. We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry remains weak, or if we shorten our contemplated holding period for certain of our hotels.

         We lease a hotel under a lease that expires in 2004, subject to our right, exercisable during the fourth quarter of this year, to extend the term of the lease under certain conditions. The lessor under this lease asserted that we were in default thereunder on July 31, 2003. We are currently evaluating our ability to, and the desirability of, seeking to extend the term of this lease. Should we not extend the lease, we could incur an impairment charge with respect to this hotel which, at June 30, 2003, was carried at $11.1 million on our balance sheet.

         In May 2003, we sold a parking garage adjacent to our Crown Plaza - Union Square hotel in San Francisco, California, for net sales proceeds of $5.6 million and realized a gain of $0.2 million.

         During the three months ended June 30, 2002, we sold our Doubletree Guest Suites hotel in Boca Raton, Florida, for net proceeds of $6.5 million and recorded a net gain of $0.8 million. Additionally, we sold retail space associated with the Allerton Hotel located in Chicago, Illinois, for net proceeds of $16.7 million and recorded a net gain of approximately $5.1 million. We also recognized a $0.2 million gain related to the condemnation of land adjacent to one of our hotels.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       JUNE 30,               JUNE 30,
                                                                --------------------    --------------------
                                                                  2003        2002        2003         2002
                                                                --------    --------    --------    --------
Numerator:
   Income (loss) from continuing operations .................   $(19,391)   $ 12,630    $(40,349)   $  6,400
      Less: Preferred dividends .............................     (6,728)     (6,688)    (13,454)    (12,838)
                                                                --------    --------    --------    --------

   Income (loss) from continuing operations applicable
     to common stockholders .................................    (26,119)      5,942     (53,803)     (6,438)
   Discontinued operations ..................................       (812)        372        (945)        456
                                                                --------    --------    --------    --------

   Net income (loss) applicable to common stockholders ......   $(26,931)   $  6,314    $(54,748)   $ (5,982)
                                                                ========    ========    ========    ========
Denominator:
   Denominator for basic earnings per share .................     58,591      52,728      58,562      52,721
   Effect of dilutive securities:
     Stock options ..........................................         --          40          --          --
     Restricted shares ......................................         --         325          --          --
                                                                --------    --------    --------    --------
   Denominator for diluted earnings per share - adjusted
     weighted average shares and assumed conversions ........     58,591      53,093      58,562      52,721
                                                                ========    ========    ========    ========

Earnings (loss) per share data:
Basic:
   Income (loss) from continuing operations .................   $  (0.45)   $   0.11    $  (0.92)   $  (0.12)

   Discontinued operations ..................................      (0.01)       0.01       (0.01)       0.01
                                                                --------    --------    --------    --------
   Net income (loss) ........................................   $  (0.46)   $   0.12    $  (0.93)   $  (0.11)
                                                                ========    ========    ========    ========

Diluted:
   Income (loss) from continuing operations .................   $  (0.45)   $   0.11    $  (0.92)   $  (0.12)
   Discontinued operations ..................................      (0.01)       0.01       (0.01)       0.01
                                                                --------    --------    --------    --------
   Net income (loss) ........................................   $  (0.46)   $   0.12    $  (0.93)   $  (0.11)
                                                                ========    ========    ========    ========

         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because they would have been antidilutive for the periods presented, are as follows (in thousands):

                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       JUNE 30,               JUNE 30,
                                                                --------------------    --------------------
                                                                  2003        2002        2003         2002
                                                                --------    --------    --------    --------
Stock Options ...............................................         --          --          --          38
Restricted shares granted but not vested ....................        309          --         309         325
Series A convertible preferred shares .......................      4,636       4,636       4,636       4,636

         Series A convertible preferred dividends that would be excluded from net loss applicable to common stockholders, if these preferred shares were dilutive, were $2.9 million for the three months and $5.8 million for the six months ended June 30, 2003 and 2002, respectively.

                        FELCOR LODGING TRUST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      STOCK BASED COMPENSATION PLANS

         We apply APB Opinion 25 and related interpretations in accounting for our stock based compensation plans for stock based compensation issued prior to January 1, 2003. In 1995, SFAS 123, "Accounting for Stock-Based Compensation," was issued, which, if fully adopted by us, would have changed the methods we apply in recognizing the cost of the plans. As permitted under the transition provisions of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we began recognizing compensation expense in accordance with SFAS 123 for all new awards issued after December 31, 2002. Had the compensation cost for all of our stock-based compensation plans been determined in accordance with SFAS 123, our net income or loss and related per share amount for the three and six months ended June 30, 2003 and 2002 would approximate the pro forma amounts below (in thousands, except per share data):

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                             ------------------------    ------------------------
                                                                2003          2002           2003           2002
                                                             ----------    ----------    ----------    ----------
Net income (loss), as reported ...........................   $  (26,931)   $    6,314    $  (54,748)   $   (5,982)
Add stock based compensation included in
   the net income (loss), as reported ....................          565           526         1,080         1,035
Less stock based compensation expense that
  would have been included in the determination of
  net income (loss) if the fair value method had been
  applied to all awards ..................................         (589)         (642)       (1,177)       (1,284)
                                                             ----------    ----------    ----------    ----------

Net income (loss), pro forma .............................   $  (26,955)   $    6,198    $  (54,845)   $   (6,231)
                                                             ==========    ==========    ==========    ==========

Basic net income (loss) per common share:
     As reported .........................................   $    (0.46)   $     0.12    $    (0.93)   $    (0.11)
     Pro forma ...........................................   $    (0.46)   $     0.12    $    (0.94)   $    (0.12)
Diluted net income (loss) per common share:
     As reported .........................................   $    (0.46)   $     0.12    $    (0.93)   $    (0.11)
     Pro forma ...........................................   $    (0.46)   $     0.12    $    (0.94)   $    (0.12)

         The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

11.      CONTINGENCIES

         On July 31, 2003, we were notified that the lessor of one of our hotels was asserting a default by us of our obligations of maintenance, repair and replacement under the lease, and asserting that the cost of correcting alleged deficiencies was approximately $13.9 million. We have not yet had the opportunity to evaluate whether or not this claim has any merit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to us and the definition of certain capitalized terms used herein, reference is made to Notes 1 and 2 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

         We have identified three strategic objectives for 2003: improve the competitive positioning of our hotel portfolio; maintain our financial flexibility; and reposition our portfolio. We have made the following progress in meeting these objectives through the date of this filing:

         o        Improve the competitive positioning of our hotel portfolio

                  o The Hilton Myrtle Beach Resort was converted from the Wyndham(R) brand following the completion of a $15 million renovation.

                  o We converted an extended-stay hotel in Dallas, which was operating without a brand affiliation, to a Staybridge Suites(R) in the first quarter of 2003.

                  o We continue to provide the necessary capital spending to add long-term value to our hotels. We spent approximately 7% of our revenues, or $42.0 million, on capital expenditures in the first six months of 2003, and we expect to spend a total of $65 to $70 million, or 5% of revenues, for the full year.

         o        Maintenance of our financial flexibility and liquidity

                  o We closed on a $150 million non-recourse mortgage loan in April and used the proceeds to payoff all outstanding balances under our line of credit.

                  o We entered into a secured debt facility of up to $200 million that, when fully collateralized, will provide us with additional capacity to repay the $175 million in senior notes maturing in October 2004.

                  o We had cash and cash equivalents at June 30, 2003, of $182.7 million, of which $162.1 million was unrestricted.

         o        Repositioning our portfolio

                  o We have closed on the sale of three non-strategic hotels and a parking garage in 2003, with net sales proceeds of approximately $15.3 million.

                  o We currently have received offers that are under negotiation, or signed contracts, on 15 properties with estimated proceeds of approximately $110 million.


FINANCIAL COMPARISON (IN MILLIONS, EXCEPT REVENUE PER AVAILABLE ROOM ("REVPAR"), OPERATING MARGIN AND PERCENTAGE CHANGE)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                     ------------------------------    --------------------------------
                                                       2003       2002     % CHANGE      2003        2002     % CHANGE
                                                     -------     -------   --------    -------     -------    --------
RevPAR ...........................................   $ 60.33     $ 65.33       (7.6)   $ 59.19     $ 63.24       (6.4)
Operating Margin(1) ..............................      31.6%       35.5%     (11.0)      30.4%       34.6%     (12.1)
Funds From Operations ("FFO")(2) .................   $  19.7     $  42.8      (54.0)   $  29.2     $  69.2      (57.8)
FFO per share and unit(2) ........................   $  0.32     $  0.69      (53.6)   $  0.47     $  1.11      (57.7)
Earnings Before Interest, Taxes, Depreciation
     and Amortization ("EBITDA")(2) ..............   $  73.3     $  94.6      (22.5)   $ 132.2     $ 171.8      (23.1)
Net income (loss) ................................   $ (20.2)    $  13.0     (255.4)   $ (41.3)    $   6.9     (698.6)

---------

    (1) Operating margin is calculated as the percentage of hotel operating revenue in excess of hotel departmental expenses, other property operating costs, and management and franchise fees to hotel operating revenue.

    (2) For a discussion of the computation of FFO and EBITDA, and a reconciliation thereof to net income (loss), see "Results of Operations
         - Funds From Operations and EBITDA" below.

RESULTS OF OPERATIONS

     Comparison of the Three Months Ended June 30, 2003 and 2002

         We recognized a net loss of $20.2 million for the three months ended June 30, 2003, compared to net income of $13.0 million for the same period in 2002. The principal reasons for the net loss in 2003, compared to the net income in 2002, were a decrease in total revenue of $22.5 million and an impairment charge of $7.8 million.

         The primary component of the decrease in total revenue was a decrease in room revenue of $18.3 million. One of the hotel industry's principal measurements of room revenue is RevPAR. Our consolidated hotel portfolio RevPAR for the three months ended June 30, 2003, was $60.33, or 7.6% below that of the same period in 2002. The decrease in RevPAR resulted from a 4.8% decrease in average daily rate , or ADR, and a 3.0% decrease in occupied rooms as a percentage of available rooms, or Occupancy. The decrease in RevPAR reflected the decline in both business and leisure travel for the three months ended June 30, 2003, compared to the same period in the prior year. Travel was negatively affected during the three months ended June 30, 2003, by the conflict in Iraq, heightened terror alerts, and the lingering effects of SARS. In addition, food and beverage revenue decreased $3.5 million, principally resulting from the decreased Occupancy at our hotels during this period.

         Total operating expenses decreased by $3.5 million, to $297.9 million, for the three months ended June 30, 2003, compared to the same period in 2002. This decrease primarily consisted of decreases in hotel operating expenses (defined as hotel departmental expenses, other property operating costs and management and franchise fees) and depreciation.

         Hotel operating expenses decreased by $1.5 million, for the three months ended June 30, 2003, compared to the same period in 2002. However, hotel operating margins, as a percentage of hotel operating revenues, decreased by 390 basis points, compared to the same period last year. The deterioration in margins is principally related to a 4.8% decline in ADR, and increases, as a percentage of hotel revenue, in energy costs (80 basis points), repairs and maintenance (50 basis points) and marketing (80 basis points). Included in the departmental costs were increases in employee wages and benefit costs, on lower headcount compared to prior year, which resulted in an increase in these costs as a percentage of total revenue of 180 basis points.

         Depreciation expense decreased by $1.5 million in the current quarter, compared to the same quarter of 2002, primarily from an increase in fully depreciated furniture, fixtures and equipment.

         Taxes, insurance and lease expense decreased $0.1 million, compared to the same period of 2002, principally from a decrease in operating lease expense of $1.5 million. This decrease was largely offset by increases in real estate and other taxes of $1.0 million and property and general liability insurance expense of $0.4 million. The decrease in operating lease expense resulted from the decrease in hotel revenue for those hotels with participating leases. Real estate and other taxes increased primarily because of decreased expense in 2002 from resolution of prior years disputed property taxes.

         Interest expense, net of interest income, decreased $0.3 million for the three months ended June 30, 2003, from the same period in 2002. This net decrease primarily relates to a $2.9 million decrease from a lower average interest cost of 58 basis points, partially offset by a $2.5 million increase from a higher average debt balance of $114.1 million. The higher average debt balance relates to our decision in the first quarter of 2003, to carry excess cash.

         The three months ended June 30, 2003, included $2.8 million of charge-offs of deferred financing costs from the reduction in our outstanding line of credit commitments from $300 million to $50 million, and a $0.3 million gain on early extinguishment of debt.

         During the second quarter, we recorded a $7.8 million impairment charge related to two low rise Harvey hotels in Dallas. We relinquished title to these hotels through a foreclosure auction on August 5, 2003. At June 30, 2003, these hotels were reflected on our balance sheet at $10 million, with related non-recourse debt of $13 million, offset by $3 million in escrows and reserves retained by the lender. During the past 12 months, these hotels incurred cash flow losses of approximately $1.7 million, in the aggregate. We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry remains weak, or if we shorten our contemplated holding period for certain of our hotels.

         We lease a hotel under a lease that expires in 2004, subject to our right, exercisable during the fourth quarter of this year, to extend the term of the lease under certain conditions. The lessor under this lease asserted that we were in default thereunder on July 31, 2003. We are currently evaluating our ability to, and the desirability of, seeking to extend the term of this lease. Should we not extend the lease, we could incur an impairment charge with respect to this hotel which, at June 30, 2003, was carried at $11.1 million on our balance sheet.

         Equity in the income of unconsolidated entities decreased $0.6 million for the three months ended June 30, 2003, compared to the same period in 2002. The change principally relates to the 4.2% decrease in RevPAR for our unconsolidated hotels.

         During the three months ended June 30, 2003, we realized a $0.2 million gain from the sale of a parking garage adjacent to one of our hotels. During the three months ended June 30, 2002, we also realized a gain of $5.1 million on the sale of retail space and of $0.8 million on the sale of a hotel.

         Minority interest decreased our net loss by $1.8 million for the three months ended June 30, 2003, and decreased our net income by $1.8 million for the three months ended June 30, 2002. Minority interest represents the proportionate share of the net income or loss held by minority owners of FelCor LP and the proportionate share of the income or loss of other consolidated subsidiaries allocated to minority interest holders. Of this $3.6 million change in minority interest in the current period, compared to the prior year, $2.6 million resulted from the FelCor LP minority interest holders' share of FelCor LP losses and $1.0 million from decreases in the minority interest holders' share of income from other consolidated entities.

         Discontinued operations reflected an $0.8 million loss in 2003, compared to income of $0.4 million in 2002. Included in discontinued operations for 2003, was a realized loss of $0.5 million on the sale of two hotels in the second quarter and $0.3 million of operating losses from the sold hotels and one additional hotel that was held for sale. Discontinued operations in 2002 represented the operating income of these three hotels.

     Comparison of the Six Months Ended June 30, 2003 and 2002

         We recorded a net loss of $41.3 million for the six months ended June 30, 2003, compared to net income of $6.9 million for the same period in 2002. The principal components of the difference between the net loss in 2003, compared to the net income in 2002, were a decrease in total revenue of $39.9 million and an impairment charge of $7.8 million related to two hotels.

         The primary component of the decrease in total revenue was a decrease in room revenue of $32.3 million. One of the hotel industry's principal measurements of room revenue is RevPAR. Our hotel portfolio RevPAR for the six months ended June 30, 2003, was $59.19, or 6.4% below that of the same period in 2002. The decrease in RevPAR was comprised of a 4.4% decrease in ADR, and a 2.0% decrease in Occupancy. The decrease in RevPAR reflected the decline in both business and leisure travel for the six months ended June 30, 2003, compared to the same period in the prior year. Travel was negatively affected during the six months ended June 30, 2003, by the conflict in Iraq, heightened terror alerts issued, and the SARS outbreak. In addition, food and beverage revenue decreased $6.3 million, primarily due to the decreased Occupancy.

         Total operating expenses decreased by $5.8 million, to $586.5 million, for the six months ended June 30, 2003, compared to the same period in 2002. This decrease primarily consisted of decreases in taxes, insurance and lease expense and depreciation, partially offset by increases in hotel operating expenses (defined as hotel departmental expenses, other property operating costs, and management and franchise fees).

         Hotel operating expenses increased by $1.1 million, for the six months ended June 30, 2003, compared to the same period in 2002. Hotel operating margins as a percentage of hotel operating revenue decreased by 420 basis points compared to the same period last year. The deterioration in margins is principally related to a 4.4% decline in ADR and increases, as a percentage of hotel revenue, in energy costs (80 basis points), repairs and maintenance (60 basis points) and marketing (90 basis points). Included in the departmental costs were increases in employee wages and benefit costs, on lower headcount compared to prior year, which resulted in an increase in these costs as a percentage of total revenue of 220 basis points.

         Depreciation expense decreased by $4.2 million, primarily due to an increase in fully depreciated furniture, fixtures and equipment.

         Taxes, insurance and lease expense decreased $2.2 million, compared to the same period of 2002, principally as the result of decreases in operating lease expense of $2.9 million. This decrease was partially offset by increases in property and general liability insurance expense of $1.0 million. The decrease in operating lease expense is from the decrease in hotel revenue for those hotels with participating leases.

         Interest expense, net of interest income, decreased $1.2 million for the six months ended June 30, 2003, from the same period in 2002. This net decrease primarily relates to a $9.8 million decrease from a lower average interest cost of 86 basis points, partially offset by a $8.3 million increase resulting from higher average debt balances of $175.7 million. The higher average debt balance relates to our decision, in the first quarter of 2003, to carry excess cash.

         The six months ended June 30, 2003, included $2.8 million of charge-offs of line of credit costs related to the reduction in our outstanding line of credit commitments from $300 million to $50 million, and $1.3 million of gain on early extinguishment of debt.

         During the second quarter, we recorded a $7.8 million impairment charge related to two low rise Harvey hotels in Dallas. We relinquished title to these hotels through a foreclosure auction on August 5, 2003. At June 30, 2003, these hotels were reflected on our balance sheet at $10 million, with related non-recourse debt of $13 million, offset by $3 million in escrows and reserves retained by the lender. During the past 12 months, these hotels incurred cash flow losses of approximately $1.7 million, in the aggregate. We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry remains weak, or if we shorten our contemplated holding period for certain of our hotels.

         We lease a hotel under a lease that expires in 2004, subject to our right, exercisable during the fourth quarter of this year, to extend the term of the lease under certain conditions. The lessor under this lease asserted that we were in default thereunder on July 31, 2003. We are currently evaluating our ability to, and the desirability of, seeking to extend the term of this lease. Should we not extend the lease, we could incur an impairment charge with respect to this hotel which, at June 30, 2003, was carried at $11.1 million on our balance sheet.

         Equity in income of unconsolidated entities decreased $2.0 million for the six months ended June 30, 2003, compared to the same period in 2002. The change relates principally to a 4.9% decrease in RevPAR at our unconsolidated hotels.

         During the six months ended June 30, 2003, we realized a $0.2 million gain from the sale of a parking garage adjacent to one of our hotels. During the six months ended June 30, 2002, we realized a gain of $5.1 million on the sale of retail space and $0.8 million on the sale of a hotel.

         Minority interest decreased our net loss by $2.9 million for the six months ended June 30, 2003 and decreased our net income by $0.5 million for the six months ended June 30, 2002. Minority interest represents the proportionate share of the net income or loss held by minority owners of FelCor LP and the proportionate share of the income or loss of other consolidated subsidiaries allocated to minority interests. Of this $3.4 million change in minority interest for the current period, compared to the prior year, $2.0 million resulted from the FelCor LP minority interest holders' share of FelCor LP's losses and $1.4 million from decreases in the minority interest holders' share of income from other consolidated entities.

         Discontinued operations reflected a $0.9 million loss in 2003 compared to income of $0.5 million in 2002. Included in discontinued operations for 2003, was a realized loss of $0.5 million on the sale of two hotels in the six months ended June 30, 2003, and $0.4 million of operating losses from the sold hotels and one additional hotel that was held for sale. Discontinued operations in 2002 represented the operating income of these three hotels.

Funds From Operations and EBITDA

         Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measurements of performance to be helpful in evaluating a real estate company's operations. We consider Funds From Operations, or FFO, and Earnings Before Interest, Taxes, Depreciation, and Amortization, or EBITDA, to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of our operating performance and liquidity.

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

         The following tables detail our computation of FFO and EBITDA (in thousands):


                   RECONCILIATION OF NET INCOME (LOSS) TO FFO
                 (in thousands, except per share and unit data)

                                                                        THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------------
                                                                    2003                                   2002
                                                    ----------------------------------    -----------------------------------
                                                                             PER SHARE                              PER SHARE
                                                     DOLLARS       SHARES     AMOUNT       DOLLARS      SHARES       AMOUNT
                                                    ---------    ---------   ---------    ---------    ---------    ---------
NET INCOME (LOSS) ...............................   $ (20,203)      58,591   $   (0.34)   $  13,002       52,728    $    0.25
   Depreciation from continuing operations ......      36,658           --        0.63       38,204           --         0.72
   Depreciation from unconsolidated
      entities and discontinued operations ......       3,268           --        0.06        3,078           --         0.06
   Loss (gain) on sale of assets ................         330           --        0.01       (5,861)          --        (0.11)
   Impairment loss ..............................       7,824           --        0.13           --           --           --
   Preferred dividends ..........................      (6,728)          --       (0.11)      (6,688)                    (0.13)
   Minority interest in FelCor LP. ..............      (1,493)       3,254       (0.06)       1,072        9,004        (0.10)
   Conversion of options and unvested
      restricted stock ..........................          --          309          --           --          365           --
                                                    ---------    ---------   ---------    ---------    ---------    ---------
FFO(a) ..........................................   $  19,656       62,154   $    0.32    $  42,807       62,097    $    0.69
                                                    =========    =========   =========    =========    =========    =========


                                                                            SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------------
                                                                    2003                                   2002
                                                    ----------------------------------    -----------------------------------
                                                                             PER SHARE                              PER SHARE
                                                     DOLLARS       SHARES     AMOUNT       DOLLARS      SHARES       AMOUNT
                                                    ---------    ---------   ---------    ---------    ---------    ---------
NET INCOME (LOSS) ...............................   $ (41,294)      58,562   $   (0.71)   $   6,856       52,721    $    0.13
   Depreciation from continuing operations ......      72,656           --        1.24       76,822           --         1.46
   Depreciation from unconsolidated entities
     and discontinued operations ................       6,236           --        0.11        5,256           --         0.10
   Loss (gain) on sale of assets ................         330           --        0.01       (5,861)          --        (0.11)
   Impairment loss ..............................       7,824           --        0.13           --           --           --
   Preferred dividends ..........................     (13,454)          --       (0.23)     (12,838)          --        (0.24)
   Minority interest in FelCor LP. ..............      (3,050)       3,271       (0.08)      (1,015)       9,005        (0.23)
   Conversion of options and unvested
      restricted stock ..........................          --          309          --           --          362           --
                                                    ---------    ---------   ---------    ---------    ---------    ---------
FFO(a) ..........................................   $  29,248       62,142   $    0.47    $  69,220       62,088    $    1.11
                                                    =========    =========   =========    =========    =========    =========

(a) Included in FFO is the charge-off of debt related costs of $2.5 million for the three months ended June 30, 2003, and $1.6 million for the six months ended June 30, 2003, net of gains on extinguishment of debt.


                         RECONCILIATION OF FFO TO EBITDA
                                 (in thousands)

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30,                 JUNE 30,
                                                     ----------------------   ----------------------
                                                        2003         2002        2003        2002
                                                     ---------    ---------   ---------    ---------
FFO ..............................................   $  19,656    $  42,807   $  29,248    $  69,220
Interest expense .................................      41,821       42,184      82,449       83,959
Interest expense from unconsolidated entities ....       2,036        2,373       4,375        4,732
Charge-off of line of credit costs ...............       2,834           --       2,834           --
Gain on early extinguishment of debt .............        (307)          --      (1,260)          --
Amortization expense .............................         564          526       1,080        1,035
Preferred dividends ..............................       6,728        6,688      13,454       12,838
                                                     ---------    ---------   ---------    ---------
EBITDA ...........................................   $  73,332    $  94,578   $ 132,180    $ 171,784
                                                     =========    =========   =========    =========

Hotel Portfolio Composition

         The following tables set forth, as of June 30, 2003, our consolidated hotel portfolio distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment. For comparative purposes, also set forth below is the percentage of EBITDA contributed by each grouping for the year ended December 31, 2002.

Brand                          Hotels    Rooms   % of Total Rooms   % of 2002 EBITDA
-----                          ------   ------   ----------------   ----------------
Embassy Suites Hotels(R)         59     14,842         31%                 46%
Holiday Inn(R)-branded           53     16,017         34                  24
Crowne Plaza(R)                  18      5,963         13                   9
Sheraton(R)-branded              10      3,269          7                   7
Doubletree(R)-branded            13      2,675          6                   6
Other                            22      4,844          9                   7


Top Markets
Atlanta                          12      3,514          7%                  8%
Dallas                           18      5,477         12                   8
San Francisco Bay Area            9      3,255          7                   5
Orlando                           6      2,220          5                   4
Houston                           9      2,262          5                   4
New Orleans                       2        746          2                   3
Philadelphia                      3      1,174          2                   3
Phoenix                           5      1,245          3                   3
Minneapolis                       4        955          2                   3
Chicago                           4      1,239          3                   3


Top Four States
California                       19      6,023         13%                 14%
Texas                            41     11,136         23                  17
Florida                          16      5,346         11                  10
Georgia                          14      3,868          8                   9


Location
Suburban                         81     20,035         42%                 40%
Urban                            35     11,252         24                  26
Airport                          32      9,573         20                  22
Highway                          15      3,072          6                   3
Resort                           12      3,678          8                   9


Segment
Upscale all-suite                77     18,357         39%                 53%
Full service                     55     17,086         36                  26
Upscale                          30     10,087         21                  19
Limited service                  13      2,080          4                   2


Non-Strategic Hotels             31      6,198         13%                  6%

Hotel Operating Statistics

         The following tables set forth historical occupancy, ADR and RevPAR at June 30, 2003 and 2002, and the percentage changes therein between the periods presented, for our 175 consolidated hotels:

                          OPERATING STATISTICS BY BRAND

                                                           OCCUPANCY (%)
                              -----------------------------------------------------------------
                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                              -----------------------------      ------------------------------
                               2003      2002    % VARIANCE       2003      2002    % VARIANCE
                              ------    ------   ----------      ------    ------   -----------
Embassy Suites Hotels           69.4      70.1      (0.9)          68.1      68.3      (0.3)
Holiday Inn-branded hotels      63.9      66.0      (3.2)          61.1      62.6      (2.5)
Crowne Plaza hotels             58.4      63.2      (7.6)          56.9      60.0      (5.2)
Doubletree-branded hotels       69.5      70.2      (0.9)          67.2      65.3       2.9
Sheraton-branded hotels         60.3      61.5      (2.0)          59.6      59.0       1.0
Other hotels                    53.5      57.0      (6.1)          52.4      56.8      (7.8)
     Total hotels               64.0      65.9      (3.0)          62.1      63.4      (2.0)

                                                            ADR ($)
                              -----------------------------------------------------------------
                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                              -----------------------------      ------------------------------
                               2003      2002    % VARIANCE       2003      2002    % VARIANCE
                              ------    ------   ----------      ------    ------   -----------
Embassy Suites Hotels         114.89    119.52      (3.9)        116.98    122.12      (4.2)
Holiday Inn-branded hotels     77.68     82.41      (5.7)         77.48     81.45      (4.9)
Crowne Plaza hotels            90.79     97.92      (7.3)         90.09     96.09      (6.2)
Doubletree-branded hotels     100.11    102.00      (1.9)        100.40    103.49      (3.0)
Sheraton-branded hotels        94.26    103.61      (9.0)         96.30    104.22      (7.6)
Other hotels                   79.08     82.30      (3.9)         80.68     83.62      (3.5)
     Total hotels              94.34     99.08      (4.8)         95.33     99.77      (4.4)


                                                           REVPAR ($)
                              -----------------------------------------------------------------
                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                              -----------------------------      ------------------------------
                               2003      2002    % VARIANCE       2003      2002    % VARIANCE
                              ------    ------   ----------      ------    ------   -----------
Embassy Suites Hotels          79.78     83.73      (4.7)         79.64     83.40      (4.5)
Holiday Inn-branded hotels     49.66     54.40      (8.7)         47.32     51.03      (7.3)
Crowne Plaza hotels            52.98     61.87     (14.4)         51.26     57.66     (11.1)
Doubletree-branded hotels      69.61     71.58      (2.8)         67.45     67.58      (0.2)
Sheraton-branded hotels        56.82     63.75     (10.9)         57.40     61.49      (6.7)
Other hotels                   42.28     46.94      (9.9)         42.24     47.51     (11.1)
     Total hotels              60.33     65.33      (7.6)         59.19     63.24      (6.4)

                   OPERATING STATISTICS FOR OUR TOP 10 MARKETS


                                                           OCCUPANCY (%)
                              -----------------------------------------------------------------
                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                              -----------------------------      ------------------------------
                               2003      2002    % VARIANCE       2003      2002    % VARIANCE
                              ------    ------   ----------      ------    ------   -----------
Atlanta                         63.7      67.4      (5.5)          65.0      68.2      (4.6)
Dallas                          46.1      50.9      (9.3)          45.8      51.2     (10.5)
San Francisco Bay Area          64.8      68.1      (4.8)          62.3      63.2      (1.4)
Orlando                         74.4      71.1       4.6           70.1      70.3      (0.4)
Houston                         64.2      66.1      (2.9)          64.1      67.7      (5.3)
New Orleans                     73.0      73.7      (0.9)          67.6      73.6      (8.1)
Philadelphia                    67.0      71.8      (6.6)          59.8      62.8      (4.8)
Phoenix                         67.6      62.5       8.2           74.1      66.0      12.2
Minneapolis                     64.1      67.6      (5.1)          61.9      63.4      (2.4)
Chicago                         72.4      69.7       3.9           65.4      61.5       6.4


                                                             ADR ($)
                              -----------------------------------------------------------------
                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                              -----------------------------      ------------------------------
                               2003      2002    % VARIANCE       2003      2002    % VARIANCE
                              ------    ------   ----------      ------    ------   -----------
Atlanta                        84.00     90.02      (6.7)         86.73     92.42      (6.2)
Dallas                         81.65     86.93      (6.1)         83.69     89.33      (6.3)
San Francisco Bay Area        108.26    122.28     (11.5)        108.33    120.88     (10.4)
Orlando                        73.96     79.08      (6.5)         78.40     84.25      (6.9)
Houston                        72.40     75.43      (4.0)         72.97     75.35      (3.2)
New Orleans                   130.99    132.51      (1.1)        142.51    148.68      (4.2)
Philadelphia                  109.51    127.84     (14.3)        105.12    120.47     (12.7)
Phoenix                        88.47     99.22     (10.8)        104.78    115.09      (9.0)
Minneapolis                   123.53    125.70      (1.7)        121.77    123.86      (1.7)
Chicago                       113.98    125.85      (9.4)        108.36    120.06      (9.7)

                                                           REVPAR ($)
                              -----------------------------------------------------------------
                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                              -----------------------------      ------------------------------
                               2003      2002    % VARIANCE       2003      2002    % VARIANCE
                              ------    ------   ----------      ------    ------   -----------
Atlanta                        53.52     60.67     (11.8)         56.40     63.00     (10.5)
Dallas                         37.68     44.20     (14.8)         38.37     45.76     (16.2)
San Francisco Bay Area         70.17     83.25     (15.7)         67.53     76.38     (11.6)
Orlando                        55.01     56.25      (2.2)         54.94     59.26      (7.3)
Houston                        46.49     49.86      (6.8)         46.78     51.00      (8.3)
New Orleans                    95.61     97.61      (2.1)         96.36    109.39     (11.9)
Philadelphia                   73.36     91.73     (20.0)         62.91     75.71     (16.9)
Phoenix                        59.82     61.98      (3.5)         77.61     75.98       2.2
Minneapolis                    79.21     84.92      (6.7)         75.34     78.50      (4.0)
Chicago                        82.57     87.76      (5.9)         70.89     73.83      (4.0)

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to meet our cash requirements, including distributions to stockholders and repayments of indebtedness, is from the results of operations of our hotels. For the six months ended June 30, 2003, net cash flow provided by operating activities, consisting primarily of hotel operations, was $32.3 million. We currently expect that our cash flow provided by operating activities for 2003 (after preferred dividend payments) will be approximately $55 million to $61 million using current RevPAR forecasts. We expect our 2003 capital expenditures to be approximately $65 to $70 million, of which $42 million has been spent during the six months ended June 30, 2003. We expect to close on non-strategic asset sales of $50 million to $75 million by the end of the year. We currently have received offers that are under negotiation, or signed contracts, on 15 properties with estimated proceeds of approximately $110 million. We have no remaining debt maturities during the remainder of 2003, other than $9 million in normal recurring principal payments. Cash necessary to fund cash flow shortfalls and distributions, if any, will be funded from our cash balances, which were $182.7 million at June 30, 2003, proceeds from the sale of hotels or additional borrowings. We expect our Board of Directors to defer future common dividends until our hotels experience a 2% to 4% increase in RevPAR over 2002, and to determine the amount of preferred dividends, if any, for each quarterly period, based upon the operating results of that quarter, economic conditions, other operating trends and minimum REIT distribution requirements. We do not currently anticipate paying any dividends on our common stock during 2003.

         Recent events, including the threat of additional terrorist attacks, U.S. military involvement in the Middle East and the bankruptcy of several major corporations, have had an adverse impact on the capital markets. These events, new terrorist attacks or additional bankruptcies could further adversely affect the availability and cost of capital for our business. In addition, should the anticipated recovery of the overall economy, and of the lodging industry, continue to be delayed significantly, that too could adversely affect our operating cash flow and the availability and cost of capital for our business. As a consequence of the prolonged economic slowdown, its impact on the travel and lodging industries and our higher secured debt levels, Moody's lowered its ratings on our $1.2 billion in senior unsecured debt one level, to B1 in June 2003. This downgrade, along with a similar downgrade by Standard & Poor's earlier this year, triggered a 50 basis point step-up in interest rates on $900 million of our $1.2 billion in senior unsecured debt, which will continue in effect unless and until either Moody's raises its rating on our senior unsecured debt to Ba3 or Standard & Poor's increases its rating to BB-.

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

         Effective June 1, 2003, we made a $0.2 million capital contribution to our joint venture with Interstate Hotels, which increased our ownership in that venture to more than 50 percent. As a result, we began consolidating the eight hotels, owned by this venture. The consolidation of these eight hotels increased our investment in hotels by $73 million, our debt by $51 million and reduced our investment in unconsolidated entities by $19 million.

         In June 2003, we entered into a non-recourse secured debt facility with JPMorgan Chase Bank for up to $200 million. This secured facility has an initial term of 18 months, that can be extended for an additional six months at FelCor's option, and carries a floating interest rate of LIBOR plus 225 to 275 basis points. The outstanding balances on the loan facility are expected to be converted into 10-year fixed rate commercial mortgage backed securities loans through JPMorgan Chase Bank. At the date of this filing, no draws had been made and capacity available was $120 million, secured by seven hotels. The amount available under this facility may be increased to a maximum of $200 million as additional properties are mortgaged to secure borrowings thereunder. With the inclusion of additional hotels, which are subject to final underwriting and customary closing conditions, we expect to have capacity available of approximately $170 million to $180 million under this facility by the end of the third quarter.

         On April 24, 2003, we entered into a $150 million non-recourse mortgage loan, at a floating interest rate of LIBOR plus 250 basis points secured by 10 full service hotels. The loan matures in May 2006, with two, one-year extension options. The proceeds were used to pay off all outstanding borrowings under our unsecured line of credit. We have no remaining debt maturing during 2003, other than $9 million in normal recurring principal payments. Our next significant debt maturity is our $175 million of senior notes maturing in October 2004. We expect to satisfy this obligation primarily from our excess cash and additional secured debt capacity. However, we also anticipate that we will have positive cash flow from operations and net sales proceeds from the sale of non-strategic hotels that may be available as secondary sources of funds for repayment of this debt in the next 12 to 24 months.

         In the first six months of 2003, we prepaid $12.3 million of secured debt and recognized gains from debt extinguishment of $1.3 million.

         In June 2003, we reduced our unsecured line of credit commitments from $300 million to $50 million, and obtained more relaxed covenant levels. In addition to financial covenants, our unsecured line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation and ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At June 30, 2003, and at the date of this filing, we were in compliance with all of these covenants. At the date of this filing, we have no restrictions on our ability to use our line of credit. However, at certain leverage levels, usage under the line of line credit is restricted to fund operational cash flow shortfalls. At these higher leverage levels, excess cash flow from operations and net cash proceeds from sales, must first be used to reduce any outstanding balances under our line of credit.

         Unless our business and cash flow stabilizes, we may not be able to satisfy the current financial covenant requirements. In such an event, we may need to obtain further amendments from our lenders under the line of credit to continue to be able to borrow under it. We are not certain whether, to what extent, or upon what terms the lenders may be willing to further relax the covenants. Further amendments to our line of credit may result in additional restrictions on us that, together with any limitation on our ability to borrow under the line, may adversely affect our ability to run our business and manage our financial affairs.

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

         Our publicly-traded senior unsecured notes require that we satisfy a total leverage, a secured leverage and an interest coverage test in order to: incur additional indebtedness, except under our line of credit or to refinance maturing debt with replacement debt, as defined under our indentures; pay dividends in excess of the minimum dividend required to meet the REIT qualification test; repurchase stock; or merge. As of the date of this filing, we have satisfied all such incurrence tests. We currently expect that we will have the flexibility to meet these tests unless RevPAR declines continue or become more severe. We anticipate meeting our debt service obligations through a combination of cash on hand, cash flow from operations, additional secured debt and the sale of non-strategic hotel assets.

         Our failure to timely satisfy any judgment or recourse indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our other unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.

Selected Ratios

                                                                   JUNE 30,   DECEMBER 31,
                                                                    2003         2002
                                                                   --------   ------------
Consolidated debt (net of cash) to trailing twelve month EBITDA       7.1x        5.9x
Total debt (net of cash) to trailing twelve month EBITDA              7.5x        6.4x
Total debt (net of cash) to investment in hotels, at cost(a)         42.1%       41.8%
EBITDA to consolidated interest paid(b)                               1.6x        1.9x
EBITDA to total interest expense(c)                                   1.5x        1.7x
Fixed charge coverage ratio(d)                                        1.3x        1.5x

     (a) Investment in hotels at cost is defined as our pro rata share of consolidated investment in hotels, before accumulated depreciation, plus our pro rata share of unconsolidated investment in hotels, before accumulated depreciation.

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

Current Forecast

         For the third quarter of 2003, we currently anticipate our portfolio RevPAR to be 1% to 3% below the comparable period of the prior year and operating margins to decrease 200 to 250 basis points from 2002 levels. Our net loss for the third quarter of 2003, before asset sales, is expected to be within the range of $28 million to $25 million. FFO for the third quarter is expected to be within the range of $11 million to $14 million, or $0.18 to $0.23 per share and unit, and EBITDA is expected to be within the range of $63 million to $66 million for the same period.

         We estimate our full year 2003 hotel portfolio RevPAR to be 3% to 4% below 2002, and that operating margins for 2003 will decrease by 250 to 275 basis points from 2002 levels. Our net loss for the full year 2003, before asset sales, is expected to be within the range of $115 million to $109 million. Our FFO for the full year 2003 is currently anticipated to be within the range of $45 million to $51 million, or $0.72 to $0.82 per share and unit, and EBITDA is expected to be within the range of $252 million to $258 million for the same period.

         In the event that RevPAR declines, compared to the prior year, are greater than anticipated in the preparation of this forecast, or operating margins are lower than anticipated, we may not meet our forecast for the remainder of the year. We expect to be able to meet our preferred dividend obligations even if RevPAR declines for the year are 6% to 8% below prior year. Our RevPAR results for July 2003 were approximately 0.7% below the same period in 2002 and our RevPAR for the first seven days of August was approximately 1.5% below the same period in 2002.

         Our estimates of FFO and EBITDA for the third quarter and full year of 2003 were derived from our estimate of net loss applicable to common stockholders for these periods. The following table provides a reconciliation of our estimates of FFO and EBITDA to our estimates of net loss applicable to common stockholders for both the third quarter and full year 2003.

         RECONCILIATION OF ESTIMATED NET INCOME (LOSS) TO FFO AND EBITDA
                  (in millions, except per share and unit data)


                                                        THIRD QUARTER 2003 GUIDANCE
                                                 ------------------------------------------
                                                    LOW GUIDANCE         HIGH GUIDANCE
                                                 -------------------   --------------------
                                                           PER SHARE              PER SHARE
                                                 DOLLARS   AMOUNT(a)   DOLLARS    AMOUNT(a)
                                                 -------   ---------   -------    ---------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...   $   (28)  $   (0.47)  $   (25)   $   (0.42)
   Depreciation ..............................        40          --        40           --
   Minority interest in FelCor LP. ...........        (1)         --        (1)          --
                                                 -------               -------
FFO ..........................................        11   $    0.18        14    $    0.23
   Interest expense ..........................        44          --        44           --
   Amortization expense ......................         1          --         1           --
   Preferred dividends .......................         7          --         7           --
                                                 -------               -------
EBITDA .......................................   $    63          --   $    66           --
                                                 =======               =======


                                                          FULL YEAR 2003 GUIDANCE
                                                 ------------------------------------------
                                                    LOW GUIDANCE         HIGH GUIDANCE
                                                 -------------------   --------------------
                                                           PER SHARE              PER SHARE
                                                 DOLLARS   AMOUNT(a)   DOLLARS    AMOUNT(a)
                                                 -------   ---------   -------    ---------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...   $  (115)  $   (1.96) $   (109)   $   (1.86)
   Depreciation ..............................       157          --       157           --
   Loss on depreciable assets (b) ............         8          --         8           --
   Minority interest in FelCor LP. ...........        (5)         --        (5)          --
                                                 -------               -------
FFO(c) .......................................        45   $    0.72        51    $    0.82
   Interest expense ..........................       176          --       176           --
   Amortization expense ......................         2          --         2           --
   Charge-off of debt related costs (c) ......         2          --         2           --
   Preferred dividends .......................        27          --        27           --
                                                 -------               -------
EBITDA .......................................   $   252          --   $   258           --
                                                 =======               =======


    (a) Weighted average shares are 58.6 million, adding minority interest and unvested restricted stock of 3.6 million, provides the weighted average shares and units of 62.2 million used to compute FFO per share.

    (b) Represents the impairment loss of $7.8 million and realized losses on the sale of assets of $0.3 million, which was recorded in the second quarter.

    (c) Included in full year FFO are $0.03 per share in charge-offs of deferred financing costs, net of a $1.3 million gain on early extinguishment of debt, which was recorded in the six month period ended June 30, 2003.

         Quantitative and Qualitative Disclosures About Market Risk

         At June 30, 2003, approximately 80% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

         The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at June 30, 2003, the following table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents the notional amount and weighted average interest rate, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of June 30, 2003. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at June 30, 2003, at then current market interest rates.

                          EXPECTED DEBT MATURITY DATES
                             (DOLLARS IN THOUSANDS)


                               2003      2004       2005       2006       2007      THEREAFTER      TOTAL       FAIR VALUE
                              ------    --------   -------   --------    --------   ----------    ----------    ----------
Fixed rate:
   Debt                       $7,555    $189,465   $35,951   $ 14,993    $259,123   $1,405,283    $1,912,370    $1,906,999
   Interest rate swaps (a)        --    (175,000)       --         --     (75,000)          --      (250,000)           --
      Average interest rate     7.73%       7.91%     7.53%      8.02%       7.41%        9.15%         8.89%           --
Floating rate:
   Debt                        1,649       3,411     3,568    141,103          --          650       150,381       150,381
   Interest rate swaps (a)        --     175,000        --         --      75,000           --       250,000       (10,169)
      Average interest rate     3.62%       4.31%     3.62%     3.62%        5.19%       10.20%         4.23%           --
Total debt                    $9,204    $192,876   $39,519   $156,096    $259,123   $1,405,933    $2,062,751            --
     Average interest rate      6.80%       4.58%     7.56%      8.21%       6.77%        9.14%         7.98%           --
Net discount                      --          --        --         --          --           --        (4,284)           --
Total debt                        --          --        --         --          --           --    $2,058,467            --

    (a) At June 30, 2003, the Company's $175 million and $75 million in publicly-traded notes due October 2004 and October 2007, respectively, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a variable interest rate tied to LIBOR. The interest rate swap agreements have the same maturity as the notes.

         Swap agreements, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor's credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A to AA-.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Portions of this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. The risks, uncertainties and assumptions that may affect our actual results, some of which are discussed more fully in our previous filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (collectively, "Cautionary Disclosures") include: general economic conditions, including the timing and magnitude of any recovery from the current soft economy; future acts of terrorism; the impact on the travel industry of increased security precautions; the availability of capital; the impact of U.S. military involvement in the Middle East and elsewhere; the ability to effect sales of non-strategic hotels at anticipated prices and numerous other factors that may affect results, performance and achievements. The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Disclosures. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to us is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources - Quantitative and Qualitative Disclosures About Market Risks" contained elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     (b) Changes in internal controls.

         Not applicable.

                          PART II. -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         FelCor held its 2003 Annual Meeting of Stockholders on May 13, 2003 (the "Annual Meeting"). At the Annual Meeting, the stockholders of FelCor elected Richard S. Ellwood, Richard O. Jacobson, and Robert A. Mathewson to serve as Class III Directors, until the Annual Meeting of Stockholders to be held in 2006.

         The total number of shares entitled to vote at the 2003 Annual Meeting was 58,849,159 shares of Common Stock. A total of 42,132,669 shares of Common Stock were represented in person or by proxy at the Annual Meeting. The following table sets forth, with respect to each of the directors elected, the number of votes cast for, and the number of votes withheld, with respect to his election:

      NOMINEE                  VOTES FOR           VOTES WITHHELD
      -------                 -----------          --------------
Richard S. Ellwood            41,557,848              574,821
Richard O. Jacobson           41,568,817              563,852
Robert A. Mathewson           41,788,829              343,840

         In addition, at the 2003 Annual Meeting, the stockholders of FelCor ratified the selection of PricewaterhouseCoopers LLP as our independent auditor. There were 41,356,619 votes cast for ratification, 717,376 votes against and 58,674 shares abstained from voting.

         There were no broker non-votes.

ITEM 5. OTHER INFORMATION.

         For information relating to certain other transactions by the Company through June 30, 2003, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT

10.31 - Loan Facility Agreement, dated June 18, 2003, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C. and FelCor/JPM Wilmington Hotel, L.L.C., as borrowers, FCH/DT BWI Hotel, L.L.C., as a guarantor, and JPMorgan Chase Bank, as lender, and acknowledged by FelCor Lodging Limited Partnership, relating to the non-recourse secured debt facility with lender for up to $200 million aggregate principal amount (the "Loan Facility").

10.31.1 -     Form of Mortgage, Deed of Trust, Deed to Secure Debt and
              Security Agreement and Fixture Filing, each dated June 18, 2003, from each of FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM
              Atlanta ES Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C.,
              FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Austin Holdings,
              L.P., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Orlando Hotel,
              L.L.C. and FelCor Hotel Asset Company, L.L.C. (as owner of the
              Orlando-Airport hotel), and FelCor/JPM Wilmington Hotel, L.L.C., as mortgagor, grantor and/or trustor, as applicable, and FCH/DT
              BWI Holdings, L.P. and FCH/DT BWI Hotel, L.L.C., as owner and ground lessee, respectively, of the Maryland hotel, in favor of JPMorgan Chase Bank, as mortgagee, grantee or beneficiary, as applicable, each covering a separate hotel and securing the Loan
              Facility.

10.31.2 -     Promissory Note, dated June 18, 2003, made by FelCor/JPM Atlanta
              CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM
              Austin Holdings, L.P., FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM
              Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C.,
              FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C.
              and FelCor/JPM Wilmington Hotel, L.L.C., payable to the order of JPMorgan Chase Bank in the original principal amount of up to $200 million.

10.31.3 -     First Amendment to Note, Loan Agreement, Environmental Indemnity
              Agreement and Other Loan Documents, dated July 31, 2003, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES
              Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM
              Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C.,
              FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel,
              L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor Hotel Asset
              Company, L.L.C., BHR Operations, L.L.C., DJONT Leasing, L.L.C.,
              DJONT Operations, L.L.C., FCH/DT Leasing, L.L.C., FCH/DT Leasing
              II, L.L.C., FelCor/TRS Holdings, L.P., FelCor/JPM LBV Hotel,
              L.L.C., DJONT/JPM Austin Leasing, L.P., DJONT/JPM Mandalay
              Leasing, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., DJONT/JPM BWI
              Leasing, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., DJONT/JPM
              Wilmington Leasing, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C.,
              DJONT/JPM LBV Leasing, L.L.C., and FelCor Lodging Limited
              Partnership, as loan parties, and JPMorgan Chase Bank, as lender.

31.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

31.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.


         (b)      Reports on Form 8-K:

                  A current report on Form 8-K dated July 30, 2003, was filed by FelCor on July 31, 2003. This filing, under Item 7 and Item 12, disclosed that on July 30, 2003, FelCor Lodging Trust Incorporated issued a press release announcing its results of operations for the quarter and six months ended June 30, 2003, and published its Second Quarter 2003 Supplemental Information, which provided additional corporate data, financial highlights and portfolio statistical data for the quarter and six months ended June 30, 2003. Copies of the press release and the Second Quarter 2003 Supplemental Information were furnished as Exhibits 99.1 and 99.2, respectively.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

                                               FELCOR LODGING TRUST INCORPORATED



                                               By: /s/ Richard J. O'Brien
                                                   ----------------------------
                                                       Richard J. O'Brien
                                                   Executive Vice President and
                                                      Chief Financial Officer



                                               By: /s/ Lester C. Johnson
                                                   ----------------------------
                                                       Lester C. Johnson
                                                    Senior Vice President and
                                                   Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT

10.31 -        Loan Facility Agreement, dated June 18, 2003, by and among FelCor/JPM Atlanta CP Hotel, L.L.C.,
               FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM BWI Hotel,
               L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix
               Hotel, L.L.C. and FelCor/JPM Wilmington Hotel, L.L.C., as borrowers, FCH/DT BWI Hotel, L.L.C., as a guarantor, and JPMorgan Chase Bank, as lender, and acknowledged by FelCor Lodging Limited
               Partnership, relating to the non-recourse secured debt facility with lender for up to $200 million aggregate principal amount (the "Loan Facility").

10.31.1 -      Form of Mortgage, Deed of Trust, Deed to Secure Debt and Security Agreement and Fixture Filing,
               each dated June 18, 2003, from each of FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES
               Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM
               Austin Holdings, L.P., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C. and
               FelCor Hotel Asset Company, L.L.C. (as owner of the Orlando-Airport hotel), and FelCor/JPM
               Wilmington Hotel, L.L.C., as mortgagor, grantor and/or trustor, as applicable, and FCH/DT BWI
               Holdings, L.P. and FCH/DT BWI Hotel, L.L.C., as owner and ground lessee, respectively, of the
               Maryland hotel, in favor of JPMorgan Chase Bank, as mortgagee, grantee or beneficiary, as applicable, each covering a separate hotel and securing the Loan Facility.

10.31.2 -      Promissory Note, dated June 18, 2003, made by FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM
               Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM BWI Hotel, L.L.C.,
               FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Orlando Hotel,
               L.L.C., FelCor/JPM Phoenix Hotel, L.L.C. and FelCor/JPM Wilmington Hotel, L.L.C., payable to the order of JPMorgan Chase Bank in the original principal amount of up to $200 million.

10.31.3 -      First Amendment to Note, Loan Agreement, Environmental Indemnity Agreement and Other Loan
               Documents, dated July 31, 2003, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM
               Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Mandalay Hotel, L.L.C.,
               FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel,
               L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor Hotel Asset Company, L.L.C., BHR Operations,
               L.L.C., DJONT Leasing, L.L.C., DJONT Operations, L.L.C., FCH/DT Leasing, L.L.C., FCH/DT Leasing
               II, L.L.C., FelCor/TRS Holdings, L.P., FelCor/JPM LBV Hotel, L.L.C., DJONT/JPM Austin Leasing,
               L.P., DJONT/JPM Mandalay Leasing, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., DJONT/JPM BWI
               Leasing, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C.,
               DJONT/JPM Atlanta ES Leasing, L.L.C., DJONT/JPM LBV Leasing, L.L.C., and FelCor Lodging Limited
               Partnership, as loan parties, and JPMorgan Chase Bank, as lender.

31.1 -         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

31.2 -         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

32.1 -         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2 -         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.