Form 10-Q
period 2003-09-30
FELCOR LODGING TRUST INC
filed 2003-11-13
CIK 923603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-14236

FelCor Lodging Trust Incorporated

(Exact name of registrant as specified in its charter)

Maryland	75-2541756

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 E. John Carpenter Freeway, Suite 1300, Irving,Texas	75062

(Address of principal executive offices)	(Zip Code)

(972) 444-4900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on November 10, 2003 was 59,084,131.

CONSOLIDATED BALANCE SHEETS
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Financial Comparison
Results of Operations
Liquidity and Capital Resources
Inflation
Seasonality
Recent Accounting Announcements
Disclosure Regarding Forward Looking Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
EX-10.4.1 Master Amendment to Management Agreement
EX-10.19.4 Fourth Amendment dated June 25, 2003
EX-10.19.5 Fifth Amendment dated October 29, 2003
EX-10.31.4 Second Amendment to Note Loan Agreement
EX-31.1 Certification of CEO - Section 302
EX-31.2 Certification of CFO - Section 302
EX-32.1 Certification of CEO - Section 906
EX-32.1 Certification of CFO - Section 906

FELCOR LODGING TRUST INCORPORATED

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Investment in hotels, net of accumulated depreciation of $871,685 at September 30, 2003 and $782,166 at December 31, 2002	$3,275,831	$3,473,452
Investment in unconsolidated entities	120,899	141,943
Hotels held for sale	82,031	—
Cash and cash equivalents	175,983	66,542
Accounts receivable, net of allowance for doubtful accounts of $1,106 at September 30, 2003 and $1,413 at December 31, 2002	52,893	48,548
Deferred expenses, net of accumulated amortization of $14,745 at September 30, 2003 and $13,357 at December 31, 2002	23,959	24,185
Other assets	29,029	25,693

Total assets	$3,760,625	$3,780,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, net of discount of $4,443 at September 30, 2003 and $3,231 at December 31, 2002	$2,041,284	$1,877,134
Distributions payable	5,483	14,792
Accrued expenses and other liabilities	156,873	150,385
Minority interest in FelCor LP, 3,054 and 3,290 units issued and outstanding at September 30, 2003 and December 31, 2002, respectively	58,208	72,639
Minority interest in other partnerships	52,585	48,596

Total liabilities	2,314,433	2,163,546

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 5,980 shares issued and outstanding at September 30, 2003 and December 31, 2002	149,512	149,512
Series B Cumulative Redeemable Preferred Stock, 68 shares issued and outstanding at September 30, 2003 and December 31, 2002	169,395	169,395
Common stock, $.01 par value, 200,000 shares authorized, 69,413 and 75,126 shares issued, including shares in treasury, at September 30, 2003 and December 31, 2002, respectively	694	751
Additional paid-in capital	2,094,821	2,204,530
Accumulated other comprehensive income	10,656	(99)
Distributions in excess of earnings	(781,226)	(593,834)
Less: Common stock in treasury, at cost, 10,329 and 16,369 shares at September 30, 2003 and December 31, 2002, respectively	(197,660)	(313,438)

Total stockholders’ equity	1,446,192	1,616,817

Total liabilities and stockholders’ equity	$3,760,625	$3,780,363

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2003 and 2002
(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Hotel operating revenue	$312,330	$316,038	$919,920	$962,195
Retail space rental and other revenue	256	353	875	1,451

Total revenues	312,586	316,391	920,795	963,646

Expenses:
Hotel departmental expenses	113,876	111,790	328,199	329,266
Other property operating costs	92,106	87,877	267,998	258,220
Management and franchise fees	16,752	16,421	48,476	48,860
Taxes, insurance and lease expense	33,231	32,044	97,369	98,325
Abandoned projects	—	1,663	—	1,663
Corporate expenses	3,299	2,577	10,459	10,293
Depreciation	34,725	36,044	104,898	109,491

Total operating expenses	293,989	288,416	857,399	856,118

Operating income	18,597	27,975	63,396	107,528
Interest expense, net	(42,285)	(40,528)	(123,359)	(122,736)
Charge-off of deferred financing costs	—	—	(2,834)	—
Gain on early extinguishment of debt	—	—	1,260	—
Impairment loss	(107,720)	—	(107,720)	—

Loss before equity in income of unconsolidated entities, minority interests and gain on sales of assets	(131,408)	(12,553)	(169,257)	(15,208)
Equity in income from unconsolidated entities	1,674	1,230	2,252	3,816
Gain (loss) on sale of assets	(47)	—	106	5,861
Minority interests	7,388	3,285	9,945	2,991

Loss from continuing operations	(122,393)	(8,038)	(156,954)	(2,540)
Discontinued operations	(3,524)	957	(10,257)	2,315

Net loss	(125,917)	(7,081)	(167,211)	(225)
Preferred dividends	(6,727)	(6,727)	(20,181)	(19,565)

Net loss applicable to common stockholders	$(132,644)	$(13,808)	$(187,392)	$(19,790)

Loss per common share data:
Basic:
Net loss from continuing operations	$(2.20)	$(0.28)	$(3.02)	$(0.42)

Net loss	$(2.26)	$(0.26)	$(3.20)	$(0.38)

Weighted average common shares outstanding	58,690	52,729	58,609	52,724
Diluted:
Net loss from continuing operations	$(2.20)	$(0.28)	$(3.02)	$(0.42)

Net loss	$(2.26)	$(0.26)	$(3.20)	$(0.38)

Weighted average common shares outstanding	58,690	52,729	58,609	52,724
Cash dividends declared on common stock	$—	$0.15	$—	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2003 and 2002
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(125,917)	$(7,081)	$(167,211)	$(225)
Foreign currency translation adjustment	(181)	2,762	10,755	78

Comprehensive loss	$(126,098)	$(4,319)	$(156,456)	$(147)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(unaudited, in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(167,211)	$(225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	109,113	114,592
Loss (gain) on sale of assets	776	(6,061)
Amortization of deferred financing fees	3,660	4,010
Accretion of debt, net of discount	399	307
Amortization of unearned compensation	1,645	1,561
Equity in income from unconsolidated entities	(2,252)	(3,816)
Impairment loss	120,526	—
Charge-off of deferred finance costs, net of gain on debt extinguishment	1,223	—
Minority interests	(10,486)	(2,598)
Changes in assets and liabilities:
Accounts receivable	(4,359)	(6,271)
Deferred expenses	(5,001)	(974)
Other assets	(6,059)	(6,578)
Accrued expenses and other liabilities	2,735	(2,921)

Net cash flow provided by operating activities	44,709	91,026

Cash flows (used in) provided by investing activities:
Acquisition of hotels	—	(49,778)
Improvements and additions to hotels	(52,040)	(34,953)
Proceeds from sale of assets	12,185	29,001
Cash from purchase of percentage interest in Interstate Joint Venture	2,705	—
Cash distributions from unconsolidated entities	4,384	7,806

Net cash flow used in investing activities	(32,766)	(47,924)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	321,119	—
Repayment of borrowings	(194,308)	(59,255)
Net proceeds from sale of preferred stock	—	23,921
Purchase of treasury stock	—	(113)
Distributions paid to other partnership minority interests	—	(2,058)
Distributions paid to FelCor LP limited partners	(493)	(3,244)
Distributions paid to common stockholders	(8,814)	(18,524)
Distributions paid to preferred stockholders	(20,181)	(19,181)

Net cash flow provided by (used in) financing activities	97,323	(78,454)

Effect of exchange rate changes on cash	175	(26)
Net change in cash and cash equivalents	109,441	(35,378)
Cash and cash equivalents at beginning of periods	66,542	128,742

Cash and cash equivalents at end of periods	$175,983	$93,364

Supplemental cash flow information — Interest paid	$126,141	$123,243

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     In 1994, FelCor Lodging Trust Incorporated, or FelCor, went public as a real estate investment trust, or REIT, with six hotels and a market capitalization of $120 million. We are now the nation’s second largest lodging REIT and the largest owner of full service, all-suite hotels in the nation. At September 30, 2003, our hotel portfolio included 76 full service, all-suite hotels, and we are the owner of the greatest number of Embassy Suites Hotels® and independently-owned Doubletree Guest Suites® hotels in North America. Our portfolio also includes 79 hotels in the upscale and full service segments.

     FelCor is the sole general partner of, and the owner of an approximately 95% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP. All of our operations are conducted solely through FelCor LP, or its subsidiaries. In the fourth quarter of 2002, 5,713,185 shares of our common stock were issued in exchange for a like number of limited partnership units of FelCor LP. This exchange increased our ownership of limited partnership units of FelCor LP from approximately 85% to 95%.

     At September 30, 2003, we had ownership interests in 177 hotels. We owned a 100% real estate interest in 140 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels, a 51% interest in an entity owning eight hotels and 50% interests in unconsolidated entities that own 20 hotels. As a result of our ownership interests in the operating lessees of 172 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operating revenues and expenses of the remaining five hotels are unconsolidated.

     At September 30, 2003, we had an aggregate of 62,154,264 shares of FelCor common stock and units of FelCor LP limited partnership interest outstanding.

     The following table reflects the distribution, by brand, of the 172 hotels included in our consolidated hotel operations at September 30, 2003:

Brand

Hilton Hotels Corporation, or Hilton, brands:
Embassy Suites Hotels	59
Doubletree® and Doubletree Guest Suites	12
Hampton Inn®	4
Hilton and Hilton Suites®	2
Homewood Suites®	1
InterContinental Hotels Group brands:
Holiday Inn®	40
Crowne Plaza® and Crowne Plaza Suites®	18
Holiday Inn Select®	10
Holiday Inn Express®	3
Staybridge Suites®	1
Starwood Hotels & Resorts Worldwide Inc., or Starwood, brands:
Sheraton® and Sheraton Suites®	10
Westin®	1
Marriott International, Inc., or Marriott brands:
Fairfield Inn® by Marriott®	5
Courtyard® by Marriott	2
Other brands	4

Total hotels	172

     The hotels shown in the above table are located in the United States (35 states) and Canada (six hotels), with concentrations in Texas (39 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). Approximately 51% of our hotel room revenues were generated from hotels in these four states during the quarter.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization — (continued)

     At September 30, 2003, of the 172 consolidated hotels, (i) subsidiaries of InterContinental Hotels Group, or IHG, managed 78, (ii) subsidiaries of Hilton managed 71, (iii) subsidiaries of Starwood managed 11, (iv) subsidiaries of Interstate Hotels Corporation, or IHC, managed 10, and (v) two independent management companies managed one each.

     Certain reclassifications have been made to prior period financial information to conform to the current period’s presentation with no effect to previously reported net income (loss) or stockholders’ equity.

     The financial information for the three and nine months ended September 30, 2003, and 2002, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and nine months ended September 30, 2003, and 2002, include adjustments based on management’s estimates (consisting of an impairment charge and normal recurring accruals) which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, included in our Annual Report on Form 10-K for the year ended December 31, 2002 (“Form 10-K”). Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

2. Acquisition of Hotels

     Our hotel acquisitions consist almost exclusively of land, building, furniture, fixtures and equipment, and inventory. We allocate the purchase price among these asset classes based upon their respective values determined in accordance with Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.” When we acquire properties, we acquire them for use. The only intangible assets typically acquired consist of miscellaneous operating agreements all of which are of short duration and at market rates. We do not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when we acquire hotels. In conjunction with the acquisition of a hotel, we negotiate new franchise and management agreements with the selected brand owner and manager.

3. Investment in Unconsolidated Entities

     We owned 50% interests in joint venture entities that owned 20 hotels at September 30, 2003, and 29 hotels at September 30, 2002. We also owned a 50% interest in entities that: own an undeveloped parcel of land; provide condominium management services; develop condominiums in Myrtle Beach, South Carolina; and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.

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

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investment in Unconsolidated Entities – (continued)

     Summarized combined financial information for 100% of our unconsolidated entities is as follows (in thousands):

	September 30,	December 31,
	2003	2002

Balance sheet information:
Investment in hotels, net of accumulated depreciation	$329,869	$383,249
Total assets	$355,613	$408,979
Debt	$259,529	$278,978
Total liabilities	$261,724	$279,887
Equity	$93,889	$129,854

     Debt of our unconsolidated entities at September 30, 2003, consisted of $214.3 million of non-recourse mortgage debt. It also included $22.7 million of mortgage debt guaranteed by us and $22.5 million of mortgage debt guaranteed by Hilton, on one of our joint venture partners. The debt guaranteed by us consisted primarily of 50% of a loan related to the construction of a residential condominium project in Myrtle Beach, South Carolina. The loan commitment is for $97.6 million, of which approximately $45 million was outstanding as of September 30, 2003. Our guarantee reduces from 50% to 25% of the outstanding balance when the condominium project is completed and receives a certificate of occupancy, which we expect to occur in late 2004.

     Our guarantee is a payment guarantee and will require us to pay in the event that the joint venture fails to pay interest or principal due under the debt agreement. The loan matures in August 2005, and bears interest at LIBOR plus 200 basis points. As of September 30, 2003, we had not established any liability related to our guarantees of debt because it was not believed to be probable that we would be required to perform under the guarantees.

     Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total revenues	$17,745	$23,564	$60,613	$64,566
Net income	$4,444	$2,993	$8,161	$8,478

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt

Debt outstanding consisted of the following (in thousands):

					Balance Outstanding

	Encumbered	Interest Rate at		Maturity	September 30,	December 31,
	Hotels	September 30, 2003		Date	2003	2002

Unsecured line of credit	none	4.37	%(a)	October 2004	$—	$—
Promissory note	none	3.12	(a)	June 2016	650	650
Senior unsecured term notes	none	4.33	(b)	Oct. 2004	174,856	174,760
Senior unsecured term notes	none	5.16	(b)	Oct. 2007	124,592	124,518
Senior unsecured term notes	none	10.00		Sept. 2008	596,697	596,195
Senior unsecured term notes	none	9.00		June 2011	298,095	297,907

Total unsecured debt(c)		8.41			1,194,890	1,194,030

Secured debt facility	14 hotels	—		December 2004	—	—
Mortgage debt	10 hotels	3.62	(a)	May 2006	148,914	—
Mortgage debt	15 hotels	7.24		Nov. 2007	132,503	134,738
Mortgage debt	7 hotels	7.54		April 2009	92,917	94,288
Mortgage debt	6 hotels	7.55		June 2009	69,919	70,937
Mortgage debt	8 hotels	8.70		May 2010	178,758	180,534
Mortgage debt	7 hotels	8.73		May 2010	138,746	140,315
Mortgage debt	1 hotel	3.97	(a)	August 2008	15,500	—
Mortgage debt	1 hotel	7.17		October 2005	11,974	54,993
Mortgage debt	8 hotels	7.48		April 2011	50,507	—
Other	1 hotel	9.17		August 2011	6,656	7,299

Total secured debt(c)	78 hotels	7.24			846,394	683,104

Total(c)		7.93%			$2,041,284	$1,877,134

(a)	Floating interest rates are based on LIBOR, which was 1.1% as of September 30, 2003.

(b)	At September 30, 2003, our $175 million publicly-traded notes due October 2004 and our $125 million publicly traded notes due October 2007, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a floating interest rate tied to LIBOR. The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense. The interest rate swaps decreased interest expense by $1.9 million and $5.2 million for the three months and nine months ended September 30, 2003, respectively.

(c)	Calculated based on the weighted average outstanding debt at September 30, 2003.

     We reported interest expense, net of interest income of $42.3 million and $40.5 million and capitalized interest of $0.1 million and $0.4 million for the three months ended September 30, 2003 and 2002, respectively. We reported interest expense, net of interest income of $123.4 million and $122.7 million and capitalized interest of $0.5 million and $0.6 million, for the nine months ended September 30, 2003 and 2002, respectively.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt — (continued)

     In June 2003, we entered into a non-recourse secured loan facility for up to $200 million, with a delayed draw feature. This facility has an initial term of 18 months, that can be extended for an additional six months at our option, and carries a floating interest rate of LIBOR plus 225 to 275 basis points, depending on the loan-to-value ratio of the facility. The outstanding balances under the loan facility, once borrowed, are expected to be converted into 10-year fixed rate commercial mortgage backed securities loans. We also have the option of converting $75 million of the debt to floating-rate debt based on LIBOR, with a three year maturity and two one year extension options. At the date of this filing, no amounts had been borrowed, and we had $176 million available under this facility, which was secured by 14 hotels. The amount available under this facility may be increased to a maximum of $200 million from improved performance of the hotels currently securing the facility or as additional properties are mortgaged to secure borrowings thereunder.

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

     During the second quarter of 2003, we reduced the commitments under our unsecured line of credit from $300 million to $50 million. The line of credit has an accordion feature that allows us to increase the commitments to $200 million, subject to lender consent and the satisfaction of certain conditions. As the result of this reduction in our line commitments, we charged-off unamortized costs of $2.8 million during the second quarter. Effective September 30, 2003, we amended certain financial covenants under our line of credit to provide additional flexibility. Pricing under the line remained the same and varies based upon leverage. There were no borrowings outstanding under the line of credit at September 30, 2003.

     In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation and ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, issue stock of our subsidiaries and sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At September 30, 2003, we were in compliance with all covenants under our line of credit.

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

4. Debt — (continued)

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

     Our publicly-traded senior unsecured notes require that we satisfy a total leverage, a secured leverage and an interest coverage test in order to: incur additional indebtedness, except under our line of credit or to refinance maturing debt with replacement debt, as defined in our senior unsecured note indentures; pay dividends in excess of the minimum dividend required to meet the REIT qualification test; repurchase stock; or merge. As of September 30, 2003, and the date of this filing, we have satisfied all such incurrence tests. If revenue per available room declines continue or become more severe, we may be unable to satisfy all of the incurrence tests under our senior unsecured notes.

     As a consequence of the prolonged economic slowdown, its impact on the travel and lodging industries and our higher secured debt levels, Moody’s lowered its ratings on our $1.2 billion in senior unsecured debt to B1, in June 2003. This downgrade, coupled with a similar downgrade by Standard & Poor’s earlier in the year to B, triggered a 50 basis point step-up in interest rates on $900 million of our senior unsecured debt, which will continue in effect unless and until either Moody’s raises its ratings on our senior unsecured debt to Ba3 or Standard & Poor’s raises its rating to BB-. On October 31, 2003, Standard & Poor’s placed our credit ratings on watch, with negative indications.

5. Derivatives

     On the date we enter into a derivative contract, we designate the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). For a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At September 30, 2003, all of our outstanding hedges were fair value hedges.

     We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy, relating to our various hedge transactions. This process includes linking all derivatives to specific assets and liabilities on the balance sheet or specific firm commitments. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows or fair values of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When we determine that a derivative is not (or has ceased to be) highly effective as a hedge, we will discontinue hedge accounting, prospectively.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivatives — (continued)

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

     To manage the relative mix of our debt between fixed and variable rate instruments, through September 30, 2003, we had entered into eleven interest rate swap agreements with five financial institutions with an aggregate notional value of $300 million. These interest rate swap agreements modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate.

     To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

     The interest rate swap agreements held at September 30, 2003, are designated as fair value hedges, are marked to market through the income statement, but are offset by the change in fair value of our swapped outstanding fixed rate debt. The estimated unrealized net gain on these interest rate swap agreements was approximately $10.1 million at September 30, 2003, and represents the amount we would receive if the agreements were terminated, based on current market rates.

     The fixed rates we will receive and the variable rates we will pay under these swaps, as of September 30, 2003, are summarized in the following table:

			Weighted-average
	Notional Amount		Spread Paid in
Swap Maturity	(in millions)	Number of Swaps	Excess of LIBOR	Fixed Rate Received

October 2004	$175	6	3.20%	7.375%
October 2007	125	5	4.03%	7.625%

	$300

     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. The interest rate swaps decreased interest expense by $1.9 million and $5.2 million for the three months and nine months ended September 30, 2003, respectively. Our interest rate swaps have semi-annual settlement dates in April and October. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor’s credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A+ to AA-.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivatives — (continued)

     To fulfill requirements under the $150 million non-recourse mortgage loan executed in April 2003, we purchased 6% interest rate caps with a notional amount of $150 million. We concurrently sold interest rate caps with identical terms. These interest rate cap agreements have not been designated as hedges. The changes in the fair value of both the purchased and sold interest rate caps is $0.3 million at September 30, 2003, resulting in no net earnings impact.

6. Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Room revenue	$251,243	$253,717	$731,205	$765,538
Food and beverage revenue	44,570	45,030	140,042	146,792
Other operating departments	16,517	17,291	48,673	49,865

Total hotel operating revenues	$312,330	$316,038	$919,920	$962,195

     As indicated in the above table, approximately 99.9% of our revenue is comprised of hotel operating revenues, which includes room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 0.1% of our revenue is from retail space rental revenue and other sources.

     We do not have any time-share arrangements and do not sponsor any points programs for which we would have any contingent liability. We participate in points programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs (typically consisting of a percentage of the total guest charges incurred by a participating guest), as incurred. When a guest redeems accumulated points at one of our hotels, the hotel bills the sponsor for the services provided in redemption of such points and records revenue in the amount of the charges billed to the sponsor. Associated with the points programs, we have no loss contingencies or ongoing obligation beyond what is paid to the brand owner at the time of the guest’s stay.

     Included in total hotel operating revenue for the three months and nine months ended September 30, 2003, was $5.8 million and $7.8 million, respectively, of hotel operating revenue revenue associated with the consolidation of eight hotels in June 2003, which were previously unconsolidated.

     Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Room	$68,462	$66,106	$192,776	$191,368
Food and beverage	37,265	37,523	112,384	115,167
Other operating departments	8,149	8,161	23,039	22,731

Total hotel departmental expenses	$113,876	$111,790	$328,199	$329,266

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs — (continued)

     Other property operating costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Hotel general and administrative expense	$29,131	$28,643	$88,612	$88,171
Marketing	27,008	25,681	79,026	76,597
Repair and maintenance	17,725	16,851	51,574	49,141
Utilities	18,242	16,702	48,786	44,311

Total other property operating costs	$92,106	$87,877	$267,998	$258,220

     Included in hotel departmental expenses and other property operating costs were hotel compensation and benefit expenses of $103 million and $98 million for the three months ended September 30, 2003 and 2002, respectively, and $300 million and $295 million for the nine months ended September 30, 2003 and 2002, respectively.

     Included in hotel operating expenses for the three months and nine months ended September 30, 2003, was $4.6 million and $6.1 million, respectively, associated with the consolidation of eight hotels in June 2003, which were previously unconsolidated.

7. Taxes, Insurance and Lease Expense

     Taxes, insurance and lease expense from continuing operations is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating lease expense (a)	.. $16,505	$15,070	$45,706	$47,140
Real estate and other taxes	11,981	13,414	37,713	39,454
Property and general liability insurance	4,745	3,560	13,950	11,731

Total taxes, insurance and lease expense	$33,231	$32,044	$97,369	$98,325

(a)	Includes lease expense associated with 15 hotels owned by unconsolidated entities. Included in lease expense is $4 million in percentage rent for the three months ended September 30, 2003 and 2002, and $10 million and $13 million in percentage rent for the nine months ended September 30, 2003 and 2002, respectively.

8. Impairment Charges

     We recorded impairment charges under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), of $112.7 million ($107.7 million in continuing operations and $5.0 million in discontinued operations) and $120.5 million ($107.7 million in continuing operations and $12.8 million in discontinued operations) for the three and nine months ended September 30, 2003, respectively.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Impairment Charges — (continued)

     Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS 144 for purposes of determining impairment charges and reporting discontinued operations.

     The 2003 charges were primarily related to the third quarter decision to sell 11 IHG-managed hotels, following an amendment to the management agreements on these hotels. In addition, we recorded impairment charges on certain of the 28 remaining non-strategic hotels identified for sale in December 2002, primarily triggered by decreases in fair value estimates for these hotels.

     Of the 39 hotels noted in the previous paragraph, 10 hotels were classified as “held for sale.” In accordance with SFAS 144, we do not consider hotels as “held for sale” until it is probable that the sale will be completed within one year. Once a hotel is “held for sale” the operations related to the hotel are included in discontinued operations. We consider a hotel as “held for sale” once we have executed a contract for sale, received a substantial non-refundable deposit and allowed the buyer to complete their due diligence review. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. Our previous experience selling hotels supports this policy. These hotels were written down to the lower of cost or estimated fair value, less selling costs, as of September 30, 2003, and all hotels designated as “held for sale” at September 30, 2003, were sold in October 2003.

     The 29 non-strategic hotels held for investment and included in our continuing operations were tested for impairment using the undiscounted cash flows for the shorter of the estimated remaining holding periods or the useful life of the hotels. Those hotels that failed the impairment test described in SFAS 144 were written down to their current estimated fair value, before any selling expenses. These hotels continue to be depreciated over their remaining useful lives.

     We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry remains weak, or if we shorten our contemplated holding period for certain of our hotels.

9. Discontinued Operations

     Condensed combined financial information for the 15 hotels included in discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Hotel operating revenue	$13,002	$15,192	$40,677	$44,472
Hotel operating expenses	11,683	13,807	37,693	40,955

Operating income	1,319	1,385	2,984	3,517
Direct interest costs	—	(266)	(445)	(809)
Impairment loss	(4,982)	—	(12,806)	—
Gain on the early extinguishment of debt	351	—	351	—
Loss on disposition	(399)	—	(882)	—
Minority interest	187	(162)	541	(393)

Income (loss) from discontinued operations	$(3,524)	$957	$(10,257)	$2,315

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Discontinued Operations — (continued)

     In August 2003, we relinquished title to two low rise Harvey hotels in Dallas through a foreclosure action. This resulted in a gain of $0.4 million from the extinguishment of $9.6 million of debt (net of escrow balances). In July 2003, we sold our Doubletree Guest Suites in Nashville, Tennessee, for net proceeds of approximately $3.0 million. In May 2003, we sold two non-strategic hotels, the 138-room Hampton Inn in Moline, Illinois, and the 132-room Hampton Inn in Davenport, Iowa, for aggregate net sales proceeds of $6.5 million. From the sale of these hotels we realized a net loss on disposition of $0.9 million.

     The results of operations of these hotels for the three and nine months ending September 30, 2003 and 2002 are included in discontinued operations in the accompanying statement of operations.

10. Other Dispositions

     In May 2003, we sold a parking garage adjacent to our Crowne Plaza — Union Square hotel in San Francisco, California, for net sales proceeds of $5.6 million and realized a gain of $0.2 million.

     During the nine months ended September 30, 2002, we sold our Doubletree Guest Suites hotel in Boca Raton, Florida, for net proceeds of $6.5 million and recorded a net gain of $0.8 million. Additionally, we sold retail space associated with the Allerton Hotel located in Chicago, Illinois, for net proceeds of $16.7 million and recorded a net gain of approximately $5.1 million. We also recognized a $0.2 million gain related to the condemnation of land adjacent to one of our hotels.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Loss from continuing operations	$(122,393)	$(8,038)	$(156,954)	$(2,540)
Less: Preferred dividends	(6,727)	(6,727)	(20,181)	(19,565)

Loss from continuing operations applicable to common stockholders	(129,120)	(14,765)	(177,135)	(22,105)
Discontinued operations	(3,524)	957	(10,257)	2,315

Net loss applicable to common stockholders	$(132,644)	$(13,808)	$(187,392)	$(19,790)

Denominator:
Denominator for basic loss per share	58,690	52,729	58,609	52,724
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted shares	—	—	—	—

Denominator for diluted loss per share — adjusted weighted average shares and assumed conversions	58,690	52,729	58,609	52,724

Loss per share data:
Basic:
Loss from continuing operations	$(2.20)	$(0.28)	$(3.02)	$(0.42)
Discontinued operations	(0.06)	0.02	(0.18)	0.04

Net loss	$(2.26)	$(0.26)	$(3.20)	$(0.38)

Diluted:
Loss from continuing operations	$(2.20)	$(0.28)	$(3.02)	$(0.42)
Discontinued operations	(0.06)	0.02	(0.18)	0.04

Net loss	$(2.26)	$(0.26)	$(3.20)	$(0.38)

     Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Stock Options	—	—	—	24
Restricted shares granted but not vested	303	325	303	325
Series A convertible preferred shares	4,636	4,636	4,636	4,636

     Series A convertible preferred dividends that would be excluded from net loss applicable to common stockholders, if these preferred shares were dilutive, were $2.9 million for the three months, and $8.7 million for the nine months, ended September 30, 2003 and 2002, respectively.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Based Compensation Plans

     We apply APB Opinion 25 and related interpretations in accounting for our stock based compensation plans for stock based compensation issued prior to January 1, 2003. In 1995, SFAS 123, “Accounting for Stock-Based Compensation,” was issued, which, if fully adopted by us, would have changed the methods we apply in recognizing the cost of the plans. As permitted under the transition provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we began recognizing compensation expense in accordance with SFAS 123 for all new awards issued after December 31, 2002. Had the compensation cost for all of our stock-based compensation plans been determined in accordance with SFAS 123, our net income or loss and related per share amount for the three and nine months ended September 30, 2003 and 2002 would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September30,

	2003	2002	2003	2002

Net loss, as reported	$(125,917)	$(7,081)	$(167,211)	$(225)
Add stock based compensation included in the net loss, as reported	565	526	1,645	1,561
Less stock based compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(589)	(642)	(1,766)	(1,925)

Net loss, pro forma	$(125,941)	$(7,197)	$(167,332)	$(589)

Basic net loss per common share:
As reported	$(2.26)	$(0.26)	$(3.20)	$(0.38)
Pro forma	$(2.26)	$(0.26)	$(3.20)	$(0.38)
Diluted net loss per common share:
As reported	$(2.26)	$(0.26)	$(3.20)	$(0.38)
Pro forma	$(2.26)	$(0.26)	$(3.20)	$(0.38)

     The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

13. Contingencies

     We lease a hotel under a lease that expires in 2004, subject to our right, exercisable during the fourth quarter of this year, to extend the term of the lease under certain conditions. On July 31, 2003, the lessor under this lease asserted that we were in default of our obligations for maintenance, repair and replacement under the lease, and asserted that the cost of correcting the alleged deficiencies was approximately $13.9 million. On November 3, 2003, we reached a settlement with the lessor regarding a portion of the lessor’s claim, pursuant to which we paid the lessor $296,000 in full satisfaction and discharge of certain maintenance obligations under our lease that the lessor had valued in its original claim at $470,300. We have not yet completed our evaluation of the remainder of the lessor’s claims to determine whether or not the remaining claims have any merit.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Subsequent Events

     In October 2003, we sold the following non-strategic assets:

•	Five non-strategic hotels, consisting of Embassy Suites Hotels in Phoenix, Arizona, Syracuse, New York, and Flagstaff, Arizona, and Doubletree Guest Suites hotels in Columbus, Ohio, and Dayton, Ohio, with a total of 894 suites, for an aggregate of $50 million;

•	Four Holiday Inn hotels located in Ontario, Canada, with a total of 630 rooms, for $32 million;

•	A Holiday Inn hotel located in Texarkana, Arkansas, and a Crowne Plaza hotel located in Greenville, South Carolina, for combined proceeds of $8.5 million; and

•	A parking garage adjacent to our Crowne Plaza hotel in Philadelphia, Pennsylvania, for $6.8 million.

     The net realized gain on the October 2003 asset sales was approximately $3.2 million, which assumes the completion of a tax free exchange for the Canadian hotels for both US and Canadian purposes.

15. Recent Accounting Announcements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 150 (SFAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity”, which became effective during the three months ended September 30, 2003. Neither SFAS 150 or subsequently issued FASB staff positions have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     For background information relating to us and the definition of certain capitalized terms used herein, reference is made to Notes 1 and 2 of Notes to Consolidated Financial Statements of FelCor Lodging Trust Incorporated appearing elsewhere herein.

     We identified three strategic objectives for 2003: reposition our portfolio; improve the competitive positioning of our hotel portfolio; and maintain our financial flexibility. We have made the following progress in meeting these objectives through the date of this filing:

•	Repositioning our portfolio

•	At the end of 2002, we identified 33 non-strategic hotels for sale, which were generally smaller hotels in secondary and tertiary markets, with about one-third of these hotels in Texas where we intend to reduce our concentration of hotels.

•	To date, we have disposed of 16 of the 33 hotels identified in late 2002, (including 11 subsequent to September 30, 2003) and have 17 remaining to sell.

•	During the third quarter we identified an additional 11 InterContential Hotels Group, or IHG, managed hotels to sell, after amending the management agreements to provide us with greater flexibility to sell certain hotels. The hotels identified as non-strategic, are generally in high supply growth markets with low barriers to entry.

•	The 28 non-strategic hotels held at November 1, 2003, represent 16% of our available rooms, while only comprising 5% of our hotel-level EBITDA. Of these non-strategic hotels, we estimate that six will generate negative hotel-level EBITDA of approximately $0.05 per share for the full year 2003.

•	Improve the competitive positioning of our hotels

•	We continue to provide the necessary capital spending to add long-term value to our hotels. We spent approximately $52 million, on capital expenditures for our hotels during the nine months ended September 30, 2003, or 6% of revenues. We expect to spend approximately $70 million, including both replacement and revenue enhancing projects, for the full year 2003, or approximately 6% of revenues.

•	Earlier this year, we re-branded an independent hotel to a Staybridge Suites® hotel. This hotel had an 18% increase in revenue per available room, or RevPAR, in the third quarter in a difficult Dallas market.

•	We acquired two hotels in 2002 and subsequently renovated and rebranded them. The Doubletree hotel in Charlotte, South Carolina improved RevPAR by 10.1% in the third quarter over the prior year period and the Hilton Myrtle Beach hotel improved RevPAR by 8.3% for the same periods.

•	Maintaining our financial flexibility

•	In October 2003, we executed an agreement with IHG amending the management agreements covering 58 of the hotels we currently own, and also affecting 14 hotels previously sold. We also extended the management agreements on 27 hotels that we plan to hold long term, in exchange for increased flexibility in asset sales, where we will use the proceeds to pay down debt. We also received the right to rebrand three independent hotels managed by IHG to brands that will add incremental value to our portfolio.

•	At the end of the quarter we had cash on hand of $176 million. After the asset sales that closed in October of 2003, we have approximately $270 million in cash.

•	In addition to our cash position we have access to $176 million under our $200 million secured debt facility and $50 million under our unsecured line of credit. The secured debt facility provides a source for the repayment of the October 2004 maturity of our $175 million in senior unsecured notes.

Financial Comparison (in millions, except Revenue Per Available Room (“RevPAR”), operating margin and percentage change)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

RevPAR	$60.54	$62.02	$60.08	$63.20
Operating Margin(1)	28.7%	31.6%	29.9%	33.9%
Net loss(2)	$(125.9)	$(7.1)	$(167.2)	$(0.2)
Funds From Operations (“FFO”)(2)	$(101.3)	$24.6	$(79.8)	$93.8
FFO per share and unit(2)	$(1.63)	$0.40	$(1.28)	$1.51
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(2)	$(49.8)	$75.5	$73.0	$247.2

(1)	Operating margin is calculated by dividing hotel operating revenue in excess of hotel departmental expenses, other property operating costs, and management and franchise fees by hotel operating revenue.

(2)	Consistent with recently clarified SEC guidance, FFO and EBITDA have not been adjusted for the following amounts included in net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Impairment loss:
Continuing operations	$(107,720)	$—	$(107,720)	$—
Discontinued operations	(4,982)	—	(12,806)	—

Total impairment loss	(112,702)	—	(120,526)	—
Charge off of deferred debt costs	—	—	(2,834)	—
Gain on early extinguishment of debt	351	—	1,611	—
Abandoned projects	—	(1,663)	—	(1,663)

	$(112,351)	$(1,663)	$(121,749)	$(1,663)

Per share amounts	$(1.81)	$(0.03)	$(1.96)	$(0.03)

     For a discussion of the computation of FFO and EBITDA, and a reconciliation thereof to net income (loss), see “Results of Operations — Funds From Operations and EBITDA” below.

Results of Operations

   Comparison of the Three Months Ended September 30, 2003 and 2002

     We recognized a net loss of $125.9 million for the three months ended September 30, 2003, compared to a net loss of $7.1 million for the same period in 2002. The principal reason for the increased net loss in the third quarter of 2003, compared to 2002, was an impairment charge of $112.7 million. The impairment charge primarily related to the third quarter decision to sell 11 IHG-managed hotels, following an amendment to the management agreements on these hotels, and an additional impairment charge on certain of the 28 remaining non-strategic hotels identified for sale in December 2002.

     Total revenue decreased by $3.8 million compared to the same period in 2002. The primary component of the decrease in total revenue was a decrease in room revenue of $2.5 million. One of the hotel industry’s principal measurements of room revenue is RevPAR. Our consolidated hotel portfolio RevPAR for the three months ended September 30, 2003, was $60.54, or 2.4% below that of the same period in 2002. The decrease in RevPAR resulted from a 2.7% decrease in average daily rate, or ADR, somewhat offset by a 0.3% increase in occupied rooms as a percentage of available rooms, or Occupancy. The decrease in RevPAR principally reflected a decline in business travel for the three months ended September 30, 2003, compared to the same period in the prior year. The sluggish economy and soft corporate transient demand continues to adversely affect the lodging industry. Included in total revenue for the third quarter of 2003 was $5.8 million of revenue associated with the consolidation of eight hotels in June 2003, which were previously unconsolidated.

     Total operating expenses increased by $5.6 million, to $294 million, for the three months ended September 30, 2003, compared to the same period in 2002. This increase primarily consisted of increases in hotel operating expenses (defined as hotel departmental expenses, other property operating costs and management and franchise fees) and operating lease expense.

     Hotel operating expenses increased by $6.6 million (of which $4.6 million was associated with the consolidation of eight hotels in June 2003, which were previously unconsolidated), for the three months ended September 30, 2003, compared to the same period in 2002, and hotel operating margins, as a percentage of hotel operating revenues, decreased by 290 basis points, compared to the same period last year. The deterioration in margins is principally related to a 2.7% decline in ADR, and increases, as a percentage of hotel revenue, in energy costs (60 basis points), repairs and maintenance (30 basis points) and marketing (50 basis points). In addition, included in departmental and administrative and general expenses were increases in employee wages and benefit costs (in spite of a lower headcount) compared to prior year, which resulted in an increase in these costs as a percentage of total revenue of 100 basis points.

     Depreciation expense decreased by $1.3 million in the current quarter, compared to the same quarter of 2002, primarily from a increase in fully depreciated furniture, fixtures and equipment.

     Taxes, insurance and lease expense increased $1.2 million, compared to the same period of 2002, principally from an increase in operating lease expense of $1.4 million and property and general liability insurance expense of $1.2 million. These increases were partially offset by a decrease in real estate and other taxes of $1.4 million. The comparative increase in operating lease expense resulted from an adjustment that reduced lease expense in the third quarter of 2002 by $1.5 million. Real estate and other taxes decreased primarily from an adjustment to reflect the expected resolution of prior years disputed property taxes.

     Interest expense, net of interest income, increased $1.8 million for the three months ended September 30, 2003, from the same period in 2002. This net increase primarily relates to a $2.3 million increase from a higher average debt balance, partially offset by a $0.6 million decrease from a lower average interest cost. The higher average debt balance relates to our decision in the first quarter of 2003, to carry excess cash.

     During the third quarter, we recorded a $112.7 million impairment charge primarily related to the decision to sell 11 IHG-managed hotels, following an amendment to the management agreements on these hotels, and an additional impairment charge on certain of the 28 remaining non-strategic hotels identified for sale in December 2002. Of the impairment charge, $107.7 million was recorded as part of continuing operations and $5.0 million was recorded in discontinued operations. The 30 non-strategic hotels are under-performing and generally in markets that no longer meet our long-term investment strategy. Although we expect to sell these hotels over the next 36 months, the impaired assets were written down to our estimate of today’s fair market value.

     Minority interest decreased our net loss by $7.6 million for the three months ended September 30, 2003, and decreased our net loss by $3.1 million for the three months ended September 30, 2002. Minority interest represents the proportionate share of the net income or loss allocable to minority owners of FelCor LP and the proportionate share of the income or loss of other consolidated subsidiaries allocable to minority interest holders. Of this $4.5 million change in minority interest in the current period, compared to the prior year, $4.7 million resulted from the FelCor LP minority interest holders’ share of FelCor LP’s losses, partially offset by a $0.2 million decrease in the minority interest holders’ share of income from other consolidated entities.

     Discontinued operations reflects all income and direct expenses associated with five hotels sold during the nine months ended September 30, 2003, and 10 hotels held for sale at September 30, 2003. Discontinued operations for these hotels reflected a loss for the quarter ended September 30, 2003, of $3.5 million, principally as the result of a $5.0 million impairment charge associated with six of the hotels held for sale at September 30, 2003.

   Comparison of the Nine Months Ended September 30, 2003 and 2002

     We recorded a net loss of $167.2 million for the nine months ended September 30, 2003, compared to net loss of $0.2 million for the same period in 2002. The principal component of the difference between the net loss in 2003, compared to the net loss in 2002, were the impairment charges of $107.7 million from continuing operations and $12.8 million from discontinued operations. The impairment charge primarily related to the third quarter decision to sell 11 IHG-managed hotels, following an amendment to the management agreements on these hotels, and an additional impairment charge on certain of the 28 remaining non-strategic hotels identified for sale in December 2002.

     For the nine months ended September 30, 2003, total revenue decreased $43 million. The primary component of the decrease in total revenue was a decrease in room revenue of $34.3 million. One of the hotel industry’s principal measurements of room revenue is RevPAR. Our hotel portfolio RevPAR for the nine months ended September 30, 2003, was $60.08, or 4.9% below that of the same period in 2002. The decrease in RevPAR was comprised of a 4.0% decrease in ADR, and a 1.0% decrease in Occupancy. The decrease in RevPAR reflected a decline in both business and leisure travel for the nine months ended September 30, 2003, compared to the same period in the prior year. Travel was negatively affected during the nine months ended September 30, 2003, by the conflict in Iraq, the issuance of heightened terror alerts, the SARS outbreak, and the sluggish economy. Included in total revenue for the nine months of 2003 was $7.8 million of revenue associated with the consolidation of eight hotels in June 2003, which were previously unconsolidated.

     Total operating expenses increased by $1.3 million, to $857.4 million, for the nine months ended September 30, 2003, compared to the same period in 2002. This increase primarily consisted of increases in other property operating costs that were partially offset by decreases in depreciation and other operating expenses.

     Hotel operating expenses increased by $8.3 million, (of which $6.1 million was associated with the consolidation of eight hotels in June 2003, which were previously unconsolidated) for the nine months ended September 30, 2003, compared to the same period in 2002. Hotel operating margins as a percentage of hotel operating revenue decreased by 400 basis points compared to the same period last year. The deterioration in margins is principally related to a 4.0% decline in ADR and increases, as a percentage of hotel revenue, in energy costs (70 basis points), repairs and maintenance (50 basis points) and marketing (60 basis points). In addition, included in departmental and administrative and general expenses were increases in employee wages and benefit costs (in spite of a lower headcount) compared to prior year, which resulted in an increase in these costs, as a percentage of total revenue, of 130 basis points.

     Depreciation expense decreased by $4.6 million, primarily due to an increase in fully depreciated furniture, fixtures and equipment.

     Taxes, insurance and lease expense decreased $1.0 million, compared to the same period of 2002, principally as the result of decreases in operating lease expense of $1.4 million and a $1.7 million decrease in real estate and other taxes. These decreases were partially offset by increases in property and general liability insurance expense of $2.2 million. The decrease in operating lease expense is principally from the decrease in hotel revenue for those hotels with participating leases. The decrease in real estate and other taxes resulted primarily from the resolution of prior year disputed property taxes.

     Interest expense, net of interest income, increased $0.6 million for the nine months ended September 30, 2003, from the same period in 2002. This net increase results from higher average debt balances, offset by a lower average interest cost. The higher average debt balance relates to our decision, in the first quarter of 2003, to carry excess cash.

     The nine months ended September 30, 2003, included a $2.8 million charge-off of line of credit costs related to the reduction in our outstanding line of credit commitments from $300 million to $50 million, and a $1.3 million gain on early extinguishment of debt.

     We recorded $121.7 million of impairment losses during the nine months of 2003, of which $112.7 million related to the third quarter 2003, decision to sell 11 IHG-managed hotels, following an amendment to the management agreements on these hotels, and an additional impairment charge on certain of the 19 remaining non-strategic hotels identified for sale in December 2002. The 30 non-strategic hotels are under-performing and generally in markets that no longer meet our long-term investment strategy. Although we expect to sell these hotels over the next 36 months, the impaired assets were written down to our estimate of today’s fair market value. In the second quarter of 2003, we recorded a $7.8 million impairment charge related to two low rise Harvey hotels in Dallas. We relinquished title to these hotels through a foreclosure action in August 2003.

     Equity in income of unconsolidated entities decreased $1.6 million for the nine months ended September 30, 2003, compared to the same period in 2002. The change relates principally to a 3.8% decrease in RevPAR at our unconsolidated hotels.

     During the nine months ended September 30, 2003, we realized a $0.2 million gain from the sale of a parking garage adjacent to one of our hotels. During the nine months ended September 30, 2002, we realized a gain of $5.1 million on the sale of retail space and $0.8 million on the sale of a hotel.

     Minority interest decreased our net loss by $10.5 million for the nine months ended September 30, 2003, and decreased our net loss by $2.6 million for the nine months ended September 30, 2002. Minority interest represents the proportionate share of the net income or loss allocable to minority owners of FelCor LP and the proportionate share of the income or loss of other consolidated subsidiaries allocable to minority interest holders. Of the $7.9 million change in minority interest for the current period, compared to the prior year, $6.7 million resulted from the FelCor LP minority interest holders’ share of FelCor LP’s losses and $1.2 million resulted from decreases in the minority interest holders’ share of income from other consolidated entities.

     Discontinued operations reflected a $10.2 million loss in 2003 compared to income of $2.3 million in 2002. Included in discontinued operations for 2003, was a realized loss of $0.9 million on the sale of three hotels in the nine months ended September 30, 2003, and a $12.8 million impairment loss. These losses were partially offset by $3.0 million of operating income from the sold hotels and 12 additional hotels that were held for sale and a gain of $0.4 million on the early extinguishment of debt. Discontinued operations in 2002 represented the operating income of these 15 hotels.

Funds From Operations and EBITDA

     Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measurements of performance to be helpful in evaluating a real estate company’s operations. We consider Funds From Operations, or FFO, and Earnings Before Interest, Taxes, Depreciation, and Amortization, or EBITDA, to be supplemental measures of a REIT’s performance and should be considered along with, but not as an alternative to, net income as a measure of our operating performance.

     The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We believe that FFO and EBITDA are helpful to investors as a supplemental measure of the performance of an equity REIT. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

     FFO and EBITDA should not be considered as an alternative to net income, operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. Neither should FFO, FFO per share and EBITDA be considered as a measure of our liquidity or indicative of funds available for our cash needs, including our ability to make cash distributions. FFO per share does not measure, and should not be used as a measure of amounts that accrue directly to stockholders’ benefit.

     The following tables detail our computation of FFO and EBITDA (in thousands):

Reconciliation of Net Loss to FFO
(in thousands, except per share and unit data)

	Three Months Ended September 30,

	2003			2002

			Per Share			Per Share
	Dollars	Shares	Amount	Dollars	Shares	Amount

Net loss	$(125,917)	58,690	$(2.15)	$(7,081)	52,729	$(0.13)
Depreciation from continuing operations	34,725	—	0.59	36,044	—	0.68
Depreciation from unconsolidated entities and discontinued operations	3,228	—	0.06	4,709	—	0.09
Gain on sale of assets	446	—	0.01	—	—	—
Preferred dividends	(6,727)	—	(0.11)	(6,727)	—	(0.13)
Minority interest in FelCor LP	(7,015)	3,161	(0.03)	(2,344)	9,003	(0.11)
Conversion of options and unvested restricted stock	—	303	—	—	324	—

FFO	$(101,260)	62,154	$(1.63)	$24,601	62,056	$0.40

	Nine Months Ended September 30,

	2003			2002

			Per Share			Per Share
	Dollars	Shares	Amount	Dollars	Shares	Amount

Net loss	$(167,211)	58,609	$(2.85)	$(225)	52,724	$—
Depreciation from continuing operations	104,898	—	1.79	109,491	—	2.08
Depreciation from unconsolidated entities and discounted operations	11,947	—	0.20	13,341	—	0.25
Gain (loss) on sale of assets	776	—	0.01	(5,861)	—	(0.11)
Preferred dividends	(20,181)	—	(0.34)	(19,565)	—	(0.37)
Minority interest in FelCor LP	(10,065)	3,234	(0.09)	(3,359)	9,004	(0.34)
Conversion of options and unvested restricted stock	—	303	—	—	349	—

FFO	$(79,836)	62,146	$(1.28)	$93,822	62,077	$1.51

Consistent with recently clarified SEC guidance, FFO has not been adjusted for the following amounts included in net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Impairment loss	$(112,702)	$—	$(120,526)	$—
Charge off of deferred debt costs	—	—	(2,834)	—
Gain on early extinguishment of debt	351	—	1,611	—
Abandoned projects	—	(1,663)	—	(1,663)

	$(112,351)	$(1,663)	$(121,749)	$(1,663)

Per share amounts	$(1.81)	$(0.03)	$(1.96)	$(0.03)

Reconciliation of Net Loss to EBITDA
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(125,917)	$(7,081)	$(167,211)	$(225)
Depreciation from continuing operations	34,725	36,044	104,898	109,491
Depreciation from unconsolidated entities and discontinued operations	3,228	4,709	11,947	13,341
Loss (gain) on sale of assets	446	—	776	(5,861)
Minority interest in FelCor Lodging LP	(7,015)	(2,344)	(10,065)	(3,359)
Interest expense	42,777	41,073	124,780	124,488
Interest expense from unconsolidated entities and discontinued operations	1,378	2,529	6,199	7,804
Amortization expense	565	526	1,645	1,561

EBITDA	$(49,813)	$75,456	$72,969	$247,240

Consistent with recently clarified SEC guidance, EBITDA has not been adjusted for the following amounts included in net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Impairment loss	$(112,702)	$—	$(120,526)	$—
Charge off of deferred debt costs	—	—	(2,834)	—
Gain on early extinguishment of debt	351	—	1,611	—
Abandoned projects	—	(1,663)	—	(1,663)

	$(112,351)	$(1,663)	$(121,749)	$(1,663)

Hotel Portfolio Composition

     The following tables set forth, as of September 30, 2003, for our consolidated hotel portfolio of 172 hotels, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment. For comparative purposes, also set forth below is the percentage of EBITDA contributed by each grouping for the year ended December 31, 2002.

Brand	Hotels	Rooms	% of Total Rooms	% of 2002 EBITDA

Embassy Suites Hotels®	59	14,842	32%	46%
Holiday Inn®-branded	53	16,017	34	24
Crowne Plaza®	18	5,963	13	9
Sheraton®-branded	10	3,269	7	7
Doubletree®-branded	12	2,537	5	6
Other	20	4,252	9	7

Top Markets	Hotels	Rooms	% of Total Rooms	% of 2002 EBITDA

Atlanta	12	3,514	8%	8%
Dallas	16	4,885	10	8
San Francisco Bay Area	9	3,255	7	5
Orlando	6	2,220	5	4
Houston	9	2,262	5	4
New Orleans	2	746	2	3
Philadelphia	3	1,174	2	3
Phoenix	5	1,245	3	3
Minneapolis	4	955	2	3
Chicago	4	1,239	3	3

Top Four States	Hotels	Rooms	% of Total Rooms	% of 2002 EBITDA

California	19	6,023	13%	14%
Texas	39	10,544	23	17
Florida	16	5,346	11	10
Georgia	14	3,868	8	9

Location	Hotels	Rooms	% of Total Rooms	% of 2002 EBITDA

Suburban	79	19,443	42%	40%
Urban	35	11,252	24	26
Airport	31	9,435	20	22
Highway	15	3,072	6	3
Resort	12	3,678	8	9

Segment	Hotels	Rooms	% of Total Rooms	% of 2002 EBITDA

Upscale all-suite	76	18,219	39%	53%
Full service	53	16,494	35	26
Upscale	30	10,087	22	19
Limited service	13	2,080	4	2

	Hotels	Rooms	% of Total Rooms	% of 2002 EBITDA

Non-Strategic Hotels	39	8,918	19%	8%

Hotel Operating Statistics

     The following tables set forth historical occupancy, ADR and RevPAR at September 30, 2003 and 2002, and the percentage changes therein between the periods presented, for our 172 consolidated hotels:

Operating Statistics by Brand

	Occupancy (%)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Variance	2003	2002	% Variance

Embassy Suites Hotels	69.7	69.7	0.0	68.6	68.8	(0.2)
Holiday Inn-branded hotels	65.4	65.5	(0.1)	62.5	63.6	(1.7)
Crowne Plaza hotels	57.9	60.0	(3.6)	57.2	60.0	(4.6)
Doubletree-branded hotels	68.8	68.5	0.4	67.6	66.3	1.9
Sheraton-branded hotels	61.5	59.2	4.0	60.3	59.1	2.0
Other hotels	61.3	57.9	5.8	58.6	58.9	(0.5)
Total hotels	65.3	65.2	0.3	63.5	64.2	(1.0)

	ADR ($)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Variance	2003	2002	% Variance

Embassy Suites Hotels	112.98	115.59	(2.3)	115.61	119.89	(3.6)
Holiday Inn-branded hotels	77.05	79.98	(3.7)	77.33	80.94	(4.5)
Crowne Plaza hotels	87.97	89.64	(1.9)	89.37	93.92	(4.8)
Doubletree-branded hotels	96.96	96.26	0.7	100.40	102.08	(1.7)
Sheraton-branded hotels	91.91	96.20	(4.5)	94.79	101.51	(6.6)
Other hotels	78.56	80.84	(2.8)	80.50	84.23	(4.4)
Total hotels	92.64	95.19	(2.7)	94.54	98.47	(4.0)

	RevPAR ($)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Variance	2003	2002	% Variance

Embassy Suites Hotels	78.70	80.55	(2.3)	79.32	82.44	(3.8)
Holiday Inn-branded hotels	50.41	52.37	(3.7)	48.36	51.48	(6.1)
Crowne Plaza hotels	50.93	53.82	(5.4)	51.15	56.36	(9.3)
Doubletree-branded hotels	66.69	65.95	1.1	67.83	67.71	0.2
Sheraton-branded hotels	56.56	56.94	(0.7)	57.12	59.95	(4.7)
Other hotels	48.13	46.82	2.8	47.19	49.64	(4.9)
Total hotels	60.54	62.02	(2.4)	60.08	63.20	(4.9)

Operating Statistics for our Top 10 Markets

	Occupancy (%)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Variance	2003	2002	% Variance

Atlanta	69.9	69.3	0.9	66.7	68.5	(2.7)
Dallas	48.4	47.6	1.7	49.0	51.1	(4.0)
San Francisco Bay Area	72.9	74.6	(2.3)	65.9	67.0	(1.7)
Orlando	69.3	64.6	7.3	69.8	68.4	2.1
Houston	63.9	61.3	4.3	64.0	65.5	(2.3)
New Orleans	60.0	59.5	0.9	65.0	68.8	(5.5)
Philadelphia	65.7	63.3	3.8	61.8	63.0	(1.9)
Phoenix	55.0	53.3	3.2	67.3	60.8	10.7
Minneapolis	75.1	78.6	(4.5)	66.3	68.5	(3.2)
Chicago	75.3	67.6	11.4	68.7	63.5	8.2

	ADR ($)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Variance	2003	2002	% Variance

Atlanta	83.31	85.49	(2.6)	85.52	90.06	(5.0)
Dallas	80.77	85.47	(5.5)	83.40	90.00	(7.3)
San Francisco Bay Area	110.46	114.94	(3.9)	109.13	118.65	(8.0)
Orlando	65.98	69.17	(4.6)	74.25	79.45	(6.6)
Houston	68.47	72.12	(5.1)	71.45	74.33	(3.9)
New Orleans	106.25	108.55	(2.1)	131.24	137.00	(4.2)
Philadelphia	105.55	109.29	(3.4)	105.27	116.68	(9.8)
Phoenix	80.18	82.89	(3.3)	98.33	107.67	(8.7)
Minneapolis	125.02	128.98	(3.1)	123.01	125.84	(2.2)
Chicago	108.78	119.83	(9.2)	108.52	119.98	(9.6)

	RevPAR ($)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Variance	2003	2002	% Variance

Atlanta	58.26	59.25	(1.7)	57.03	61.74	(7.6)
Dallas	39.07	40.65	(3.9)	40.87	45.96	(11.1)
San Francisco Bay Area	80.53	85.79	(6.1)	71.91	79.55	(9.6)
Orlando	45.71	44.67	2.3	51.83	54.34	(4.6)
Houston	43.77	44.21	(1.0)	45.77	48.71	(6.0)
New Orleans	63.74	64.55	(1.3)	85.37	94.28	(9.5)
Philadelphia	69.35	69.17	0.3	65.08	73.51	(11.5)
Phoenix	44.12	44.20	(0.2)	66.20	65.49	1.1
Minneapolis	93.86	101.38	(7.4)	81.58	86.21	(5.4)
Chicago	81.90	80.98	1.1	74.60	76.24	(2.2)

Liquidity and Capital Resources

     Our principal source of cash to meet our cash requirements, including distributions to stockholders and repayments of indebtedness, is from the results of operations of our hotels. For the nine months ended September 30, 2003, net cash flow provided by operating activities, consisting primarily of hotel operations, was $45 million. We currently expect that our cash flow provided by operating activities for 2003 (before fourth quarter changes in working capital) will be approximately $46 million to $50 million using current RevPAR forecasts. We expect 2003 preferred dividend payments to be $27 million, and 2003 capital expenditures to be approximately $70 million, of which $52 million has been spent during the nine months ended September 30, 2003. We have closed on non-strategic assets sales of $113 million through October 31, 2003, at which date we had cash on hand of approximately $265 million. We have no remaining debt maturities during the remainder of 2003, other than $5 million in normal recurring principal payments. Cash necessary to fund cash flow shortfalls and distributions, if any, will be funded from our cash balances, which were $176 million at September 30, 2003, proceeds from the sale of hotels or additional borrowings. We expect our Board of Directors to defer future common dividends until our hotels experience a 2% to 4% increase in RevPAR over 2002 levels, and to determine the amount of preferred dividends, if any, for each quarterly period, based upon the operating results of that quarter, economic conditions, other operating trends and minimum REIT distribution requirements. We do not expect to declare any dividends on our common stock during 2003.

     Recent events, including the threat of additional terrorist attacks, U.S. military involvement in the Middle East and the bankruptcy of several major corporations, have had an adverse impact on the capital markets. These events, new terrorist attacks or additional bankruptcies could further adversely affect the availability and cost of capital for our business. In addition, should the anticipated recovery of the overall economy, and of the lodging industry, continue to be delayed significantly, that too could adversely affect our operating cash flow and the availability and cost of capital for our business. As a consequence of the prolonged economic slowdown, its impact on the travel and lodging industries and our higher secured debt levels, Moody’s lowered its ratings on our $1.2 billion in senior unsecured debt one level, to B1 in June 2003. This downgrade, along with a similar downgrade by Standard & Poor’s earlier this year to B, triggered a 50 basis point step-up in interest rates on $900 million of our $1.2 billion in senior unsecured debt, which will continue in effect unless and until either Moody’s raises its rating on our senior unsecured debt to Ba3 or Standard & Poor’s increases its rating to BB-. On October 31, 2003, Standard & Poor’s placed our credit rating on watch with negative indications.

     We are also subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to increases in wage and benefit costs, repair and maintenance expenses, utilities, insurance, and other operating expenses that can fluctuate disproportionately to revenues. These operating expenses are difficult to predict and control, resulting in an increased risk of volatility in our results of operations. The economic slowdown and the sharp drop in Occupancy and ADR that began in 2001, have resulted both in declines in RevPAR and in an erosion in our operating margins. If the declines in hotel RevPAR and/or operating margins worsen or continue for a protracted time, they could have a material adverse effect on our operations, earnings and cash flow.

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

     In June 2003, we entered into a non-recourse secured debt facility with JPMorgan Chase Bank for up to $200 million. This secured facility has an initial term of 18 months, that can be extended for an additional six months at FelCor’s option, and carries a floating interest rate of LIBOR plus 225 to 275 basis points. The outstanding balances under the loan facility, once borrowed, are expected to be converted into 10-year fixed rate commercial mortgage backed securities loans through JPMorgan Chase Bank. We also have the option of converting $75 million of the debt to floating-rate debt based on LIBOR, with a three year maturity and two one year extension options. At the date of this filing, no amounts had been borrowed, and we had $176 million available, under this facility, which is secured by 14 hotels. The amount available under this facility may be increased to a maximum of $200 million as additional properties are mortgaged to secure borrowings thereunder or from improved performance of the hotels currently securing the facility.

     On April 24, 2003, we entered into a $150 million non-recourse mortgage loan, at a floating interest rate of LIBOR plus 250 basis points secured by 10 full service hotels. The loan matures in May 2006, with two, one-year extension options. The proceeds were used to pay off all outstanding borrowings under our unsecured line of credit. We have no remaining debt maturing during 2003, other than $5 million in normal recurring principal payments. Our next significant debt maturity is our $175 million of senior notes maturing in October 2004. We expect to satisfy this obligation primarily from our excess cash and additional secured debt capacity. However, we also anticipate that we will have positive cash flow from operations and net sales proceeds from the sale of non-strategic hotels that may be available as secondary sources of funds for repayment of this debt in the next 12 months.

     In the first nine months of 2003, we prepaid $12.3 million of secured debt and recognized gains in the aggregate amount of $1.3 million from the early extinguishment of debt.

     In June 2003, we reduced our unsecured line of credit commitments from $300 million to $50 million, and obtained more relaxed covenant levels. Effective September 30, 2003, we again amended certain financial covenants to allow for greater flexibility. In addition to financial covenants, our unsecured line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation and ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At September 30, 2003, and at the date of this filing, we were in compliance with all of these covenants. At the date of this filing, we have no restrictions on our ability to use our line of credit. However, at certain leverage levels, usage under the line of line credit is restricted to fund operational cash flow shortfalls. At these higher leverage levels, excess cash flow from operations and net cash proceeds from asset sales, must first be used to reduce any outstanding balances under our line of credit.

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

Current Forecast

     For the fourth quarter of 2003, we currently anticipate our portfolio RevPAR will be 2.5% to flat, compared to the comparable period of the prior year, and that our operating margins will decrease 50 to 200 basis points from 2002 levels. Our net loss for the fourth quarter of 2003, before asset sales, is expected to be within the range of $41 million to $36 million. FFO for the fourth quarter is expected to be within the range of a loss of $5 million to zero, or $(0.07) to $0.01 per share and unit, and EBITDA is expected to be within the range of $47 million to $52 million for the same period. This forecast takes into consideration sales of non-strategic hotels that previously had not been anticipated to occur in 2003. This acceleration in expected hotel sales reduced our fourth quarter FFO estimate by approximately $0.04 per share.

     We estimate our full year 2003 hotel portfolio RevPAR will be 4.0% to 4.6% below 2002, and that our operating margins for 2003 will decrease by 290 to 330 basis points from 2002 levels. Our net loss for the full year 2003, before asset sales, is expected to be within the range of $228 million to $223 million. Our FFO for the full year 2003 is currently anticipated to be within the range of $(84) million to $(79) million, or $(1.36) to $(1.28) per share and unit, and EBITDA is expected to be within the range of $120 million to $125 million for the same period. Full year net loss, FFO and EBITDA include non-cash charges for impairment, of $121 million; charge-off of deferred debt costs, of $3 million; and gain on early extinguishment of debt, of $2 million.

     In the event that RevPAR declines, compared to the prior year, are greater than anticipated in the preparation of this forecast, or operating margins are lower than anticipated, we may not meet our forecast for the fourth quarter or the full year 2003. We expect to be able to meet our preferred dividend obligations even if RevPAR declines for the year are 6% to 8% below prior year. Our RevPAR results for October 2003 were approximately 2.5% below the same period in 2002, and our RevPAR for the first 11 days of November was approximately 2.8% below the same period in 2002.

     Our estimates of FFO and EBITDA for the fourth quarter and full year of 2003 were derived from our estimate of net loss applicable to common stockholders for these periods. The following table provides a reconciliation of our estimates of FFO and EBITDA to our estimates of net loss applicable to common stockholders for both the fourth quarter and full year 2003.

Reconciliation of Estimated Net Loss to Estimated FFO and EBITDA
(in millions, except per share and unit data)

	Fourth Quarter 2003 Guidance

	Low Guidance		High Guidance

		Per Share		Per Share
	Dollars	Amount(a)	Dollars	Amount(a)

Net loss applicable to common stockholders	$(41)	$(0.70)	$(36)	$(0.62)
Depreciation	38		38
Minority interest in FelCor LP	(2)		(2)

FFO	$(5)	$(0.07)	$0	$0.01

Net loss applicable to common stockholders	$(41)		$(36)
Depreciation	38		38
Minority interest in FelCor LP	(2)		(2)
Interest expense	44		44
Amortization expense	1		1
Preferred dividends	7		7

EBITDA	$47		$52

	Full Year 2003 Guidance(b)

	Low Guidance		High Guidance

		Per Share		Per Share
	Dollars	Amount(a)	Dollars	Amount (a)

Net loss applicable to common stockholders	$(228)	$(3.89)	$(223)	$(3.82)
Depreciation	155		155
Gain from sales of assets	1		1
Minority interest in FelCor LP	(12)		(12)

FFO	$(84)	$(1.36)	$(79)	$(1.28)

Net loss applicable to common stockholders	$(228)		$(223)
Depreciation	155		155
Gains from sales of assets	1		1
Minority interest in FelCor LP	(12)		(12)
Interest expense	175		175
Amortization expense	2		2
Preferred dividends	27		27

EBITDA	$120		$125

(a)	Weighted average shares are 58.6 million. Adding minority interest and unvested restricted stock of 3.6 million shares to weighted average shares, provides the weighted average shares and units of 62.2 million used to compute FFO per share.

(b)	Consistent with recently clarified SEC guidance, full year FFO and EBITDA guidance has not been adjusted for the following non-cash charges included in estimated net loss (in thousands):

	Amount	Per Share

Impairment Loss	$(120,526)	$(1.94)
Charge-off of deferred debt costs	(2,834)	(0.05)
Gain on early extinguishment of debt	1,611	0.03

	$(121,749)	$(1.96)

     Quantitative and Qualitative Disclosures About Market Risk

     At September 30, 2003, approximately 77% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at September 30, 2003, the following table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents the notional amount and weighted average interest rate, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of September 30, 2003. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at September 30, 2003, at then current market interest rates.

Expected Debt Maturity Dates
(dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Fixed rate:
Debt	$4,169	$188,842	$23,754	$14,993	$259,123	$1,389,782	$1,880,663	$1,933,625
Interest rate swaps (a)	—	(175,000)	—	—	(125,000)	—	(300,000)	—
Average interest rate	7.63%	7.94%	7.69%	8.02%	7.33%	9.17%	8.96%	—
Floating rate:
Debt	834	3,411	3,568	141,101	—	16,150	165,064	165,064
Interest rate swaps (a)	—	175,000	—	—	125,000	—	300,000	(10,140)
Average interest rate	3.62%	4.31%	3.62%	3.62%	5.16%	4.18%	4.31%	—
Total debt	$5,003	$192,253	$27,322	$156,094	$259,123	$1,405,932	$2,045,727	—
Average interest rate	6.78%	4.57%	7.15%	4.04%	6.28%	9.06%	7.93%	—
Net discount	—	—	—	—	—	—	(4,443)	—
Total debt	—	—	—	—	—	—	$2,041,284	—

(a)	At September 30, 2003, our $175 million and $125 million in publicly-traded senior notes due October 2004 and October 2007, respectively, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a variable interest rate tied to LIBOR. The interest rate swap agreements have the same maturity as the notes.

     Swap agreements, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor’s credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A+ to AA-.

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

Recent Accounting Announcements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 150 (SFAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity”, which became effective during the three months ended September 30, 2003. Neither SFAS 150 or subsequently issued FASB staff positions have a material impact on our consolidated financial statements.

Disclosure Regarding Forward Looking Statements

     Portions of this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. The risks, uncertainties and assumptions that may affect our actual results, some of which are discussed more fully in our previous filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (collectively, “Cautionary Disclosures”) include: general economic conditions, including the timing and magnitude of any recovery from the current soft economy; future acts of terrorism; the impact on the travel industry of increased security precautions; the availability of capital; the impact of U.S. military involvement in the Middle East and elsewhere; the ability to effect sales of non-strategic hotels at anticipated prices and numerous other factors that may affect results, performance and achievements. The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Disclosures. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information and disclosures regarding market risks applicable to us is incorporated herein by reference to the discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources – Quantitative and Qualitative Disclosures About Market Risks” contained elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

          As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     (b) Changes in internal controls.

          Not applicable.

PART II. — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits: The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit

10.4.1	Master Amendment to Management Agreements, dated September 17, 2003, by and among FelCor Lodging Trust Incorporated (“FelCor”), FelCor Lodging Limited Partnership (“FelCor LP”), FelCor TRS I, L.L.C., FelCor TRS Holdings, L.P., BHR Operations, L.L.C., BHR Lodging Tenant Company, BHR Salt Lake Tenant Company, L.L.C., BHR Hotels Finance, Inc., BHR Dallas Tenant Company, L.P. and BHR Plano Tenant Company, L.P.

10.19.4	Fourth Amendment, dated June 25, 2003, among FelCor, FelCor LP and FelCor Canada Co., as borrowers, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as syndication agent, and JPMorgan Chase Bank and J.P. Morgan Bank Canada, as administrative agent for the lenders.

10.19.5	Fifth Amendment, dated October 29, 2003, among FelCor, FelCor LP and FelCor Canada Co., as borrowers, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as syndication agent, and JPMorgan Chase Bank, as administrative agent for the lenders.

10.31.4	Second Amendment to Note, Loan Agreement, Environmental Indemnity Agreement and Other Loan Documents, dated October 23, 2003, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., DJONT/JPM Atlanta CP Leasing, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., DJONT/JPM Austin Leasing, L.P., DJONT/JPM Mandalay Leasing, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., DJONT/JPM BWI Leasing, L.L.C., FelCor LP, FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Orlando I-Drive Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C., DJONT/JPM Austin HI Leasing, L.P., DJONT/JPM Boca Raton Leasing, L.L.C., DJONT/JPM Denver Leasing, L.L.C., DJONT/JPM LBV Leasing, L.L.C., DJONT/JPM Orlando I-Drive Leasing, L.L.C., DJONT/JPM Troy Leasing, L.L.C., FCH/DT BWI Hotel, L.L.C., and FCH/DT BWI Holdings, L.P., as loan parties, and JPMorgan Chase Bank, as lender, and acknowledged by FelCor Hotel Asset Company, L.L.C.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

(b)	Reports on Form 8-K:

                  A current report on Form 8-K dated October 29, 2003, was filed by FelCor on October 29, 2003. This filing, under Item 12, disclosed that on October 29, 2003, FelCor Lodging Trust Incorporated issued a press release announcing its results of operations for the quarter and nine months ended September 30, 2003, and published its Third Quarter 2003 Supplemental Information, which provided additional corporate data, financial highlights and portfolio statistical data for the quarter and nine months ended September 30, 2003. Copies of the press release and the Third Quarter 2003 Supplemental Information were furnished as Exhibits 99.1 and 99.2, respectively.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003

FELCOR LODGING TRUST INCORPORATED

	By:	/s/ Richard J. O’Brien

Richard J. O’Brien
Executive Vice President and
Chief Financial Officer

	By:	/s/ Lester C. Johnson

Lester C. Johnson
Senior Vice President and
Principal Accounting Officer