Form 10-Q
period 2004-06-30
FELCOR LODGING TRUST INC
filed 2004-08-06
CIK 923603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14236

FelCor Lodging Trust Incorporated

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	75-2541756 (I.R.S. Employer Identification No.)

545 E. John Carpenter Freeway, Suite 1300, Irving, Texas (Address of principal executive offices)	75062 (Zip Code)

(972) 444-4900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

     The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on August 3, 2004, was 59,399,629.

FELCOR LODGING TRUST INCORPORATED

INDEX

		Page
	PART I. — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets June 30, 2004 (unaudited) and December 31, 2003	3
	Consolidated Statements of Operations – For the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)	4
	Consolidated Statements of Comprehensive Loss – For the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)	5
	Consolidated Statements of Cash Flows – For the Six Months Ended June 30, 2004 and 2003 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations General	17
	Financial Comparison	17
	Results of Operations	18
	Liquidity and Capital Resources	26
	Inflation	29
	Seasonality	30
	Disclosure Regarding Forward Looking Statements	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
	PART II. – OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 6.	Exhibits and Reports on Form 8-K	31
SIGNATURE		35
Termination Agreement
Form of Loan Agreement
Form of Mortgages, Deeds, and Security Agreement
Form of Nine Separate Promissory Notes
Form of Guaranty of Recourse Obligations of Borrower
Loan Agreement
Form of Mortgages, Deeds, and Security Agreement
Promissory Note
Guaranty of Recourse Obligations of Borrower
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	June 30,	December 31,
	2004	2003
ASSETS
Investment in hotels, net of accumulated depreciation of $936,781 at June 30, 2004 and $886,168 at December 31, 2003	$3,084,113	$3,103,796
Investment in unconsolidated entities	116,973	116,553
Hotels held for sale	3,169	21,838
Cash and cash equivalents	148,146	246,036
Accounts receivable, net of allowance for doubtful accounts of $831 at June 30, 2004 and $1,104 at December 31, 2003	59,887	45,385
Deferred expenses, net of accumulated amortization of $18,450 at June 30, 2004 and $16,080 at December 31, 2003	19,955	24,278
Other assets	28,559	33,007

Total assets	$3,460,802	$3,590,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, net of discount of $4,610 at June 30, 2004 and $4,253 at December 31, 2003	$1,872,795	$2,037,355
Distributions payable	7,849	5,504
Accrued expenses and other liabilities	154,727	151,423
Minority interest in FelCor LP, 3,033 and 3,034 units issued and outstanding at June 30, 2004 and December 31, 2003, respectively	46,339	50,142
Minority interest in other partnerships	45,954	50,197

Total liabilities	2,127,664	2,294,621

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 10,580 and 5,980 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	256,600	149,512
Series B Cumulative Redeemable Preferred Stock, 68 shares issued and outstanding at June 30, 2004 and December 31, 2003	169,395	169,395
Common stock, $.01 par value, 200,000 shares authorized, 69,436 and 69,429 shares issued, including shares in treasury, at June 30, 2004 and December 31, 2003, respectively	694	694
Additional paid-in capital	2,088,396	2,095,356
Accumulated other comprehensive income	8,508	9,478
Accumulated deficit	(998,955)	(930,886)
Less: Common stock in treasury, at cost, 10,013 and 10,309 shares at June 30, 2004 and December 31, 2003, respectively	(191,500)	(197,277)

Total stockholders’ equity	1,333,138	1,296,272

Total liabilities and stockholders’ equity	$3,460,802	$3,590,893

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months June 30, 2004 and 2003
(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Hotel operating revenue	$329,566	$301,943	$635,850	$584,258
Retail space rental and other revenue	180	236	425	618

Total revenues	329,746	302,179	636,275	584,876

Expenses:
Hotel departmental expenses	118,694	104,487	229,307	203,321
Other property operating costs	92,549	84,355	183,841	168,048
Management and franchise fees	17,184	15,347	32,751	30,398
Taxes, insurance and lease expense	30,967	31,254	62,154	61,534
Corporate expenses	4,393	3,737	7,779	7,160
Depreciation	30,148	34,317	60,797	67,993

Total operating expenses	293,935	273,497	576,629	538,454

Operating income	35,811	28,682	59,646	46,422
Interest expense, net	(39,737)	(41,007)	(80,857)	(80,826)
Charge-off of deferred financing costs	(3,944)	(2,834)	(4,174)	(2,834)
Loss on early extinguishment of debt	(28,246)	—	(28,246)	—
Gain on swap termination	1,005	—	1,005	—

Loss before equity in income of unconsolidated entities, minority interests and gain on sales of assets	(35,111)	(15,159)	(52,626)	(37,238)
Equity in income from unconsolidated entities	2,691	726	3,673	578
Gain on sale of assets	—	153	—	153
Minority interests	2,312	1,384	3,381	2,511

Loss from continuing operations	(30,108)	(12,896)	(45,572)	(33,996)
Discontinued operations	(1,565)	(7,307)	(6,800)	(7,298)

Net loss	(31,673)	(20,203)	(52,372)	(41,294)
Preferred dividends	(8,970)	(6,728)	(15,696)	(13,454)

Net loss applicable to common stockholders	$(40,643)	$(26,931)	$(68,068)	$(54,748)

Basic and diluted loss per common share data:
Net loss from continuing operations	$(0.66)	$(0.34)	$(1.04)	$(0.81)

Net loss	$(0.69)	$(0.46)	$(1.15)	$(0.93)

Weighted average common shares outstanding	58,950	58,591	58,952	58,562

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2004 and 2003
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(31,673)	$(20,203)	$(52,372)	$(41,294)
Foreign currency translation adjustment	(509)	6,216	(970)	11,035

Comprehensive loss	$(32,182)	$(13,987)	$(53,342)	$(30,259)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(52,372)	$(41,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	61,065	73,191
Loss on sale of assets	941	330
Amortization of deferred financing fees	2,370	2,375
Accretion of debt, net of discount	310	207
Amortization of unearned compensation	1,101	1,080
Equity in income from unconsolidated entities	(3,673)	(578)
Distributions of income from unconsolidated entities	403	780
Loss (gain) on early extinguishment of debt	28,246	(1,260)
Impairment loss	—	7,824
Charge-off of deferred financing costs	4,174	2,834
Minority interests	(3,728)	(2,912)
Changes in assets and liabilities:
Accounts receivable	(13,238)	(4,058)
Other assets	3,748	(4,316)
Accrued expenses and other liabilities	172	2,556

Net cash flow provided by operating activities	29,519	36,759

Cash flows (used in) provided by investing activities:
Acquisition of hotel	(27,759)	—
Improvements and additions to hotels	(34,005)	(42,279)
Proceeds from sale of assets	40,863	12,292
Cash from purchase of percentage interest in Interstate Joint Venture	—	2,705
Distributions of capital from unconsolidated entities	2,726	2,133

Net cash flow used in investing activities	(18,175)	(25,149)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	344,490	321,119
Repayment of borrowings	(537,606)	(190,367)
Payment of deferred financing fees	(2,221)	(3,654)
Net proceeds from sale of preferred stock	104,461	—
Distributions paid to minority interest holders	(4,000)	—
Distributions paid to preferred stockholders	(13,351)	(13,455)
Distributions paid to common stockholders	—	(9,307)

Net cash flow provided by (used in) financing activities	(108,227)	104,336

Effect of exchange rate changes on cash	(1,007)	181
Net change in cash and cash equivalents	(97,890)	116,127
Cash and cash equivalents at beginning of periods	246,036	66,542

Cash and cash equivalents at end of periods	$148,146	$182,669

Supplemental cash flow information — Interest paid	$89,538	$80,937

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

     In 1994, FelCor Lodging Trust Incorporated, or FelCor, went public as a real estate investment trust, or REIT, with six hotels and a market capitalization of $120 million. We are now the nation’s second largest lodging REIT and the largest owner of full service, all-suite hotels in the nation. At June 30, 2004, our portfolio of hotels in continuing operations included 71 upscale, all-suite hotels, and we are the owner of the largest number of Embassy Suites Hotels®, Crowne Plaza®, Holiday Inn® and independently-owned Doubletree® hotels in North America. Our portfolio also includes 72 hotels in the upscale and full service segments.

     FelCor is the sole general partner of, and the owner of an approximately 95% limited partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP. All of our operations are conducted solely through FelCor LP, or its subsidiaries.

     At June 30, 2004, we had ownership interests in 159 hotels. We owned a 100% real estate interest in 122 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels, a 51% interest in an entity owning eight hotels and 50% interests in unconsolidated entities that own 20 hotels. As a result of our ownership interests in the operating lessees of 154 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operations of 153 of the 154 hotels were included in continuing operations at June 30, 2004. The remaining one hotel was held for sale as of June 30, 2004, and its operations are included in discontinued operations. The operating revenues and expenses of the remaining five hotels are unconsolidated.

     At June 30, 2004, we had an aggregate of 59,422,529 shares of FelCor common stock and 3,032,910 units of FelCor LP limited partnership interest outstanding.

     The following table reflects the distribution, by brand, of the 153 hotels included in our consolidated hotel continuing operations at June 30, 2004:

Brand	Hotels	Rooms
Embassy Suites Hotels	56	14,279
Doubletree and Doubletree Guest Suites®	10	2,206
Holiday Inn — branded	43	13,751
Crowne Plaza and Crowne Plaza Suites®	15	5,108
Sheraton® and Sheraton Suites®	10	3,269
Other brands	19	4,117

Total hotels	153

     The hotels shown in the above table are located in the United States (33 states) and Canada (two hotels), with concentrations in Texas (35 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). Approximately 55% of our hotel room revenues were generated from hotels in these four states during the six months ended June 30, 2004.

     At June 30, 2004, of the 153 consolidated hotels included in continuing operations, (i) subsidiaries of InterContinental Hotels Group, or IHG, managed 64, (ii) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 66, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, managed 11, (iv) subsidiaries of Interstate Hotels & Resorts, or Interstate, managed 10, and (v) two independent management companies managed one each.

     Certain reclassifications have been made to prior period financial information to conform to the current period’s presentation with no effect to previously reported net loss or stockholders’ equity.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

     The financial information for the three and six months ended June 30, 2004, and 2003, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2004, and 2003, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“Form 10-K”). Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

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

     We owned 50% interests in joint venture entities that owned 20 hotels at June 30, 2004, and December 31, 2003. We also owned a 50% interest in entities that own an undeveloped parcel of land, provide condominium management services, develop condominiums in Myrtle Beach, South Carolina, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.

     Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	June 30,	December 31,
	2004	2003
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$359,460	$326,835
Total assets	$386,415	$366,046
Debt	$292,721	$275,209
Total liabilities	$293,391	$276,773
Equity	$93,024	$89,273

     Debt of our unconsolidated entities at June 30, 2004, included $210.2 million of non-recourse mortgage debt, of which our pro rata share is $105.1 million.

     Debt of our unconsolidated entities at June 30, 2004, also included $41.3 million of mortgage debt guaranteed by us and $41.2 million of mortgage debt guaranteed by Hilton, one of our joint venture partners. The debt guaranteed by us consisted primarily of 50% of a loan related to the construction of a residential condominium project in Myrtle Beach, South Carolina. The loan commitment is for $97.6 million of which approximately $82.4 million was outstanding as of June 30, 2004. Our guarantee reduces from 50% to 25% of the outstanding balance when the condominium project is completed and receives a certificate of occupancy, which we expect to occur in third quarter 2004.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment in Unconsolidated Entities – (continued)

     Our guarantee is a payment guarantee and will become payable in the event that the joint venture fails to pay interest or principal due under the debt agreement. The loan matures in August 2005, and bears interest at LIBOR plus 200 basis points. As of June 30, 2004, we had not established any liability related to our guarantees of debt because it was not probable that we would be required to perform under these guarantees.

     Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total revenues	$18,093	$21,720	$32,411	$42,868
Net income	$6,076	$2,806	$8,782	$3,717

4.	Debt

     Debt at June 30, 2004 and December 31, 2003, consists of the following (in thousands):

					Balance Outstanding
	Encumbered	Interest Rate at		Maturity	June 30,	December 31,
	Hotels	June 30, 2004		Date	2004	2003
Promissory note	none	3.13	%(a)	June 2016	$650	$650
Senior unsecured term notes	none	—		Oct. 2004	—	174,888
Senior unsecured term notes	none	5.84	(a)	June 2011	175,000	—
Senior unsecured term notes	none	7.63		Oct. 2007	122,375	124,617
Senior unsecured term notes	none	10.00		Sept. 2008	273,386	596,865
Senior unsecured term notes	none	9.00		June 2011	298,283	298,158

Total unsecured debt (e)		8.48			869,694	1,195,178

Mortgage debt	1 hotel	7.23		Sept. 2005	10,934	11,286
Mortgage debt	14 hotels	5.01	(b)	July 2009 – 2014	169,490	—
Mortgage debt	10 hotels	3.63	(c)	May 2006	146,393	148,080
Mortgage debt	15 hotels	5.92	(d)	Nov. 2007	130,143	131,721
Mortgage debt	1 hotel	4.00	(a)	August 2008	15,500	15,500
Mortgage debt	7 hotels	7.54		April 2009	91,470	92,445
Mortgage debt	6 hotels	7.55		June 2009	68,841	69,566
Mortgage debt	8 hotels	8.70		May 2010	176,840	178,118
Mortgage debt	7 hotels	8.73		May 2010	137,071	138,200
Mortgage debt	8 hotels	7.48		April 2011	49,898	50,305
Other	1 hotel	9.17		August 2011	6,521	6,956

Total secured debt (e)	78 hotels	6.96			1,003,101	842,177

Total(e)		7.45%			$1,872,795	$2,037,355

(a)	Variable interest rate based on LIBOR, which was 1.1% at June 30, 2004.

(b)	$99 million of this debt had a variable interest rate based on LIBOR, which was 1.1% at June 30, 2004.

(c)	Variable interest rate based on LIBOR. This debt may be extended at our option for up to two, one-year periods.

(d)	$100 million of this note was matched with interest rate swap agreements that effectively converted the fixed interest rate of 7.46% on this note to a variable interest rate based on LIBOR.

(e)	Interest rates are calculated based on the weighted average outstanding debt at June 30, 2004.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Debt — (continued)

     We reported interest expense of $39.7 million (net of interest income of $0.6 million, and capitalized interest of $0.2 million), and $41.0 million (net of interest income of $0.6 million and capitalized interest of $0.1 million) for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, respectively, we reported interest expense of $80.9 million (net of interest income of $1.3 million and capitalized interest of $0.2 million) and $80.8 million (net of interest income of $0.9 million and capitalized interest of $0.5 million). Ratings downgrades in 2003 on our senior unsecured debt resulted in a 50 basis point step-up in interest rates on our senior unsecured debt due in September 2008 ($275 million outstanding par value as of June 30, 2004) and our senior unsecured debt due in June 2011 ($300 million outstanding par value as of June 30, 2004).

     In March 2004, we elected to terminate our line of credit, which resulted in the first quarter charge-off of unamortized loan costs of $0.2 million.

     In May 2004, we issued $175 million in aggregate principal amount of Senior Floating Notes due 2011, the 2011 Notes. We received net proceeds of $174.1 million. The 2011 Notes will mature on June 1, 2011. The 2011 Notes bear interest, adjusted semi annually, at the six-month LIBOR rate plus 4.25% and rank equally with our other existing senior unsecured debt. The Notes are callable on or after December 1, 2006, at an initial redemption price of 102%. In July 2004, we issued an additional $115 million of the 2011 Notes with identical terms and conditions as the original $175 million.

     On June 9, 2004, we redeemed all $175 million in principal amount of our outstanding 7.375% Senior Notes due 2004. The redemption price was $1,018.14 per $1,000 of the principal amount plus accrued interest. With the retirement of this debt we recorded a loss on redemption of $3.2 million and wrote off $0.3 million of debt issue costs. We also recorded a $1 million gain on the unwinding of the swaps tied to this debt.

     During the second quarter of 2004, we purchased $325.3 million principal amount of our 9.5% Senior Notes due 2008 (which currently bear interest at 10% as a result of the 2003 downgrades of the credit ratings on our senior notes) through a tender offer and by purchases on the open market at an average price of 107.21. With the partial retirement of this debt we recorded a loss on early extinguishment of debt of $25 million ($23.4 million related to the premium paid in excess of par and $1.6 million related to the unamortized discount) and wrote off debt issue costs of $3.7 million. In July 2004, we purchased an additional $115 million of these notes and recorded a $7.6 million loss on early extinguishment of debt and wrote off debt issue costs of $1.2 million. After the July 2004 purchases, $160 million of par value remained outstanding on these notes.

     In June 2003, we entered into a new secured delayed draw facility with JPMorgan Chase Bank for up to $200 million. At June 30, 2004, we had drawn down $169 million on this facility (collateralized by 14 hotels) and in July 2004, an additional $25 million was funded under the facility and an additional hotel was added to the collateral. The amount drawn under the facility has been converted into: (1) $107 million of nine separate fixed rate CMBS loans secured by nine hotels and weighted average rate of 6.5% and maturity dates ranging from 2009 to 2014, and (2) $87 million of a cross-collateralized floating rate CMBS loan secured by six hotels at a rate of LIBOR plus 2.11% and a maturity date of 2014. On July 28, 2004 we cancelled the balance of the $200 million facility.

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

     Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; pay dividends in excess of the minimum dividend required to meet the REIT qualification test; repurchase capital stock; or merge. As of the date of this filing, we have satisfied all such tests; however, under the terms of two of our indentures, we are prohibited from repurchasing any of our capital stock, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Our current debt-to-EBITDA ratio exceeds that ratio and is expected to do so for at least the remainder of 2004. Accordingly, we are prohibited from purchasing any of our capital stock, except as permitted under limited exceptions, such as from the proceeds of a substantially concurrent issuance of other capital stock.

     If actual operating results fail to meet our current expectations, as reflected in our public guidance, or if interest rates increase unexpectedly, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes and may be prohibited from, among other things, incurring any additional indebtedness or paying dividends on our preferred or common stock, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income. In the event of our failure of this incurrence test, based upon our current estimates of taxable income for 2004, we would be unable to distribute the full amount of dividends accruing under our outstanding preferred stock in 2004 and, accordingly, could pay no dividends on our common stock.

5.	Derivatives

     In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. It is our objective to use interest rate hedges to manage our fixed and floating interest rate position and not to engage in speculation on interest rates. We manage interest rate risk based on the varying circumstances of anticipated borrowings and existing floating and fixed rate debt. We will generally seek to pursue interest rate risk mitigation strategies that will result in the least amount of reported earnings volatility under generally accepted accounting principles, while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

     To manage the relative mix of our debt between fixed and variable rate instruments, through June 30, 2004, we had entered into four interest rate swap agreements with two financial institutions with an aggregate notional value of $100 million. These interest rate swap agreements modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate.

     During June we unwound six interest rate swap agreements with an aggregate notional amount of $175 million that were matched with the $175 million notes due 2004 that were redeemed. A $1 million gain was recorded offsetting the loss on the redemption of the debt. Also during June, five additional swaps with an aggregate amount of $125 million that were matched to the $125 million senior unsecured notes due 2007 were unwound at a cost of $2.3 million. The $2.3 million cost will decrease the value of these notes and will be amortized to interest expense over the life of the debt. During July 2004 the remaining four interest rate swap agreements having a notional value of $100 million, were unwound at a cost of $1.3 million. The $1.3 million cost will decrease the mortgage debt due November 2007 and will be amortized to interest expense over the life of this debt.

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

     The interest rate swap agreements held at June 30, 2004, are designated as fair value hedges, are marked to market through the income statement, but are offset by the change in fair value of our swapped outstanding fixed rate debt. The estimated unrealized net loss on these interest rate swap agreements was approximately $1.8 million at June 30, 2004, and represents the amount we would pay if the agreements were terminated, based on then current market rates.

     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. The interest rate swaps decreased interest expense by $1.4 million and $1.7 million during the three months ended June 30, 2004 and 2003, respectively. The swaps decreased interest expense $4.2 million and $3.3 million during the six months ended June 30, 2004 and 2003, respectively. Our interest rate swaps have monthly to semi-annual settlement dates. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

     To fulfill requirements under a $150 million secured loan facility executed in April 2003, we purchased 6% interest rate caps on LIBOR with a notional amount of $146.4 million. We concurrently sold interest rate caps with identical terms. These interest rate cap agreements, which terminate in May 2006, have not been designated as hedges. The fair value of both the purchased and sold interest rate caps was $0.1 million at June 30, 2004, resulting in no net earnings impact.

6.	Preferred Stock

     On April 5, 2004, we completed the sale of 4.6 million shares of our $1.95 Series A Cumulative Convertible Preferred Stock. The shares were sold at a price of $23.79 per share, which included accrued dividends of $0.51 per share through April 5, 2004, resulting in net proceeds to FelCor of approximately $104.5 million. The proceeds were used for the retirement of debt.

7.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Room revenue	$260,699	$238,347	$504,218	$462,613
Food and beverage revenue	51,875	47,553	98,455	90,637
Other operating departments	16,992	16,043	33,177	31,008

Total hotel operating revenues	$329,566	$301,943	$635,850	$584,258

     Approximately 99.9% of our revenue was comprised of hotel operating revenues, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers), in 2004 and 2003. These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

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

     Included in total hotel operating revenue was $6.1 million and $2.1 million for the three months ended June 30, 2004 and 2003, respectively, and $13.2 million and $2.1 million for the six months ended June 30, 2004 and 2003, respectively, related to the consolidation of our joint venture with Interstate. This joint venture became consolidated on June 1, 2003 and it was accounted for by the equity method prior to June 2003.

     Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Room	$69,322	$60,801	$134,285	$118,354
Food and beverage	40,674	36,511	78,143	71,031
Other operating departments	8,698	7,175	16,879	13,936

Total hotel departmental expenses	$118,694	$104,487	$229,307	$203,321

     Other property operating costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Hotel general and administrative expense	$30,715	$28,167	$60,577	$56,678
Marketing	28,361	25,371	55,594	50,101
Repair and maintenance	17,901	16,164	35,813	32,276
Utilities	15,572	14,653	31,857	28,993

Total other property operating costs	$92,549	$84,355	$183,841	$168,048

     Included in hotel departmental expenses and other property operating costs are hotel employee compensation and benefit expenses of $108.0 million and $96.6 million for the three months ended June 30, 2004 and 2003, respectively and $210.7 million and $191.0 million for the six months ended June 30, 2004 and 2003, respectively.

     Included in total hotel departmental expenses and other property operating costs was $4.9 million and $1.4 million for the three months ended June 30, 2004 and 2003, respectively, and $9.9 million and $1.4 million for the six months ended June 30, 2004 and 2003, respectively, related to the consolidation of our joint venture with Interstate which became effective June 1, 2003.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Taxes, Insurance and Lease Expense

     Taxes, insurance and lease expense from continuing operations is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating lease expense (a)	$16,636	$15,077	$31,009	$27,910
Real estate and other taxes	11,042	12,030	24,013	24,911
Property and general liability insurance	3,289	4,147	7,132	8,713

Total taxes, insurance and lease expense	$30,967	$31,254	$62,154	$61,534

(a)	Includes lease expense associated with 15 hotels owned by unconsolidated entities. Included in lease expense are $7.4 million and $5.6 million in percentage rent for the three months ended June 30, 2004 and 2003, respectively, and $12.1 million and $9.1 million in percentage rent for the six months ended June 30, 2004 and 2003, respectively.

9.	Discontinued Operations

     Included in discontinued operations are the results of operations of the eight hotels sold or otherwise disposed of in 2004, one hotel designated as held for sale at June 30, 2004, and 16 hotels sold in 2003. Condensed financial information for the hotels included in discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June,
	2004	2003	2004	2003
Hotel operating revenue	$5,690	$26,377	$14,776	$51,026
Hotel operating expenses	6,121	25,842	16,082	51,000

Operating income (loss)	(431)	535	(1,306)	26
Direct interest costs	—	(244)		(678)
Gain on the early extinguishment of debt	—	307		1,260
Impairment	—	(7,824)	—	(7,824)
Lease termination expense	—	—	(4,900)	—
Loss on sale of assets	(1,214)	(483)	(941)	(483)
Minority interest	80	402	347	401

Loss from discontinued operations	$(1,565)	$(7,307)	$(6,800)	$(7,298)

     In the first quarter of 2004 we sold four hotels for net proceeds of $28.8 million. In the second quarter of 2004 we sold three hotels for net proceeds of $12.0 million and transferred our interest in one hotel to the ground lessor. From the sale of these hotels we recognized a loss of $0.9 million and recorded a lease termination expense of $4.9 million.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Loss from continuing operations	$(30,108)	$(12,896)	$(45,572)	$(33,996)
Less: Preferred dividends	(8,970)	(6,728)	(15,696)	(13,454)

Loss from continuing operations applicable to common stockholders	(39,078)	(19,624)	(61,268)	(47,450)
Discontinued operations	(1,565)	(7,307)	(6,800)	(7,298)

Net loss applicable to common stockholders	$(40,643)	$(26,931)	$(68,068)	$(54,748)

Denominator:
Denominator for basic earnings per share	58,950	58,591	58,952	58,562

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	58,950	58,591	58,952	58,562

Earnings (loss) per share data:
Basic:
Loss from continuing operations	$(0.66)	$(0.34)	$(1.04)	$(0.81)
Discontinued operations	(0.03)	(0.12)	(0.11)	(0.12)

Net loss	$(0.69)	$(0.46)	$(1.15)	$(0.93)

Diluted:
Loss from continuing operations	$(0.66)	$(0.34)	$(1.04)	$(0.81)
Discontinued operations	(0.03)	(0.12)	(0.11)	(0.12)

Net loss	$(0.69)	$(0.46)	$(1.15)	$(0.93)

     Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Restricted shares granted but not vested	382	309	255	309
Series A convertible preferred shares	8,202	4,636	8,202	4,636

     Series A preferred dividends that would be excluded from net loss applicable to common stockholders, if these Series A preferred shares were dilutive, were $5.2 million and $2.9 million for the three months and $8.1 million and $5.8 million for the six months ended June 30, 2004 and 2003, respectively.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stock Based Compensation Plans

     We apply Accounting Principles Board, or APB, Opinion 25 and related interpretations in accounting for our stock based compensation plans for stock based compensation issued prior to January 1, 2003. In 1995, SFAS 123, “Accounting for Stock-Based Compensation,” was issued, which, if fully adopted by us, would have changed the methods we apply in recognizing the cost of the plans. As permitted under the transition provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we began recognizing compensation expense in accordance with SFAS 123 for all new awards issued after December 31, 2002. Had the compensation cost for our stock-based compensation plans been determined in accordance with SFAS 123 prior to January 1, 2003, our net income or loss and net income or loss per common share for the periods presented would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Loss from continuing operations, as reported	$(30,108)	$(12,896)	$(45,572)	$(33,996)
Add stock based compensation included in the net loss, as reported	519	565	1,022	1,080
Less stock based compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(597)	(589)	(1,107)	(1,177)

Loss from continuing operations, pro forma	$(30,186)	$(12,920)	$(45,657)	$(34,093)

Basic and diluted net loss per common share:
As reported	$(0.66)	$(0.34)	$(1.04)	$(0.81)
Pro forma	$(0.66)	$(0.34)	$(1.04)	$(0.81)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

12.	Lease Termination Costs

     We leased the San Francisco Holiday Inn Select Downtown & Spa hotel under a lease that expired at June 30, 2004. In May 2003, the lessor asserted that we were in default of our obligations for maintenance, repair and replacement under the lease, and asserted that the cost of correcting the alleged deficiencies was approximately $13.9 million. The lessor subsequently asserted that we were also in default of our capital expenditure obligations under the lease in the approximate amount of $3 million. In October 2003, we reached a partial settlement with the lessor, pursuant to which we paid the lessor $296,000 in full satisfaction and discharge of certain maintenance obligations that the lessor had valued in its original claim at $470,300. On May 3, 2004, we executed a settlement agreement. Under the terms of the settlement, we have paid the lessor $5 million which has been recorded as lease termination expense in the accompanying financial statements. We transferred our interest in the hotel to the lessor as of June 30, 2004, and have been relieved of the obligation to make any additional capital improvements to the hotel and have received a full release of all known and unknown claims and further obligations under the lease. We have also received a release of termination liability to IHG under their management agreement with respect to this hotel upon its termination in connection with the above settlement. The operations of this hotel are included in discontinued operations for the three and six months ended June 30, 2004 and 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     In the second quarter of 2004, revenue per available room, or RevPAR, for our consolidated hotel portfolio in continuing operations, increased 7.3% compared to the same period last year, which surpassed our original expectations of a 5% to 6% increase. Through June 30, 2004, we will have had seven consecutive months with year-over-year RevPAR increases and our first quarterly year-over-year increase in average daily rates, or ADR, since the first quarter of 2001. Occupied rooms at our hotels, or occupancy, increased 5.5% for the quarter, compared to the same quarter last year, while the ADR of our hotel portfolio increased 1.7%. Hotel demand continues to get stronger and, similar to past lodging cycles, as our hotel occupancy increases, ADR should improve. As a result of the increased ADR, in June 2004 we experienced our first improvement in hotel operating margins since December of 2002.

     We continue to invest in our core hotels to maintain their competitive position and to take advantage of the current recovery phase of the lodging cycle. During the first six months of 2004, we have spent $34 million for capital improvements and replacements, and anticipate capital spending on our hotels to approximate $75 million to $100 million for the full year.

     At June 30, 2004, we had 26 hotels that we had previously designated as non-strategic and intend to sell by the end of 2005, with expected proceeds of approximately $200 million. We expect to complete hotel sales in 2004 of approximately $125 million. In 2004, through June 30, we have disposed of eight non-strategic hotels, receiving aggregate net proceeds of $41 million.

Financial Comparison (in thousands of dollars, except RevPAR and operating margin)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
RevPAR	$67.04	$62.47	$64.96	$61.38
Operating Margin(1)	30.7%	31.4%	29.9	30.3%
Funds From Operations (“FFO”)(1)(2)	$(9.5)	$11.8	$(1.0)	$21.4
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1)(2).	$41.7	$63.0	$100.6	$122.8
Net loss(3)	$(31.7)	$(20.2)	$(52.4)	$(41.3)

(1)	Included in the Financial Comparison are non-GAAP financial measures, including operating margin, FFO and EBITDA. Further discussion, and a detailed reconciliation, of these non-GAAP financial measures to our financial statements are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in FFO and EBITDA are the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Charge off of deferred debt costs	$3,944	$2,834	$4,174	$2,834
Loss (gain) on early extinguishment of debt	28,246	(307)	28,246	(1,260)
Gain from swap termination	(1,005)	—	(1,005)	—
Impairment	—	7,824	—	7,824

	$31,185	$10,351	$31,415	$9,398

(3)	Included in net loss are the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Lease termination costs	$—	$—	$4,900	$—
Charge off of deferred debt costs	3,944	2,834	4,174	2,834
Loss (gain) on early extinguishment of debt	28,246	(307)	28,246	(1,260)
Gain from swap termination	(1,005)	—	(1,005)	—
Impairment	—	7,824	—	7,824

	$31,185	$10,351	$36,315	$9,398

Results of Operations

Comparison of the Three Months Ended June 30, 2004 and 2003

     At June 30, 2004, we had 153 hotels included in our consolidated continuing operations, of which 26 hotels had been identified as non-strategic. The 26 non-strategic hotels included in continuing operations at June 2004, represented 16% of the rooms in our hotel portfolio, but only 8% of our 2003 consolidated hotel operating profit. The operating margin for these 26 hotels was 21.2%, compared to 30.9% for the remainder of our portfolio.

     For the three months ended June 30, 2004, we recorded a loss applicable to common shareholders of $41 million, or a loss per share of $0.69. Included in the loss for the quarter was $31 million ($0.50 per share) of net expenses associated with the early retirement of $500 million of senior notes. For the same period in 2003, we recorded a loss of $27 million, or a loss per share of $0.46. Results of operations for the second quarter of 2003 included $10 million ($0.17 per share) of expenses related to impairment losses and the charge-off of deferred financing costs, net of gain on early extinguishment of debt.

     Revenues from continuing operations for the second quarter were $330 million, reflecting an increase of $28 million, or 9%, compared to the same quarter in 2003. The increase in revenues was primarily related to a 7.3% increase in our hotel portfolio’s RevPAR, compared to the same quarter in 2003. Occupancy increased 5.5%, to 68.6%, and ADR increased 1.7% to $97.78, compared to the same quarter of 2003. The increases in occupancy and ADR are attributable to the strengthening lodging market.

     Included in total hotel operating revenue was $6.1 million and $2.1 million for the three months ended June 30, 2004 and 2003, respectively, related to the consolidation of our joint venture with Interstate Hotels & Resorts. This joint venture became consolidated on June 1, 2003 and it was accounted for by the equity method prior to June 2003.

     Our second quarter 2004 hotel operating profit from continuing operations increased by $3 million over the same period in 2003. Operating margin, which is hotel operating profit divided by hotel revenue, decreased from 32.4% to 30.7%. We attribute the decrease in operating margin principally to increased hotel occupancy of 5.5% with only a 1.7% increase in average rate, coupled with increases in labor related costs.

     Discontinued operations for the quarter represent the operating income, direct interest costs and gains or losses on sale of eight hotels disposed during 2004, one hotel that was designated as held for sale at June 30, 2004, and 16 hotels disposed of in 2003.

Comparison of the Six Months Ended June 30, 2004 and 2003

     For the six months ended June 30, 2004, we recorded a loss applicable to common shareholders of $68 million ($1.15 per share) compared to a loss in 2003 of $55 million ($0.93 per share). Results of operations for the six months ended June 30, 2004, included $31 million ($0.51 per share) of net expenses principally associated with the early retirement of $500 million of senior notes and a nonrecurring lease termination cost of $5 million ($0.08 per share). Included in the prior year loss was $9 million ($0.15 per share) of expenses related to impairment losses and the charge-off of deferred financing costs, net of a gain on early extinguishment of debt.

     Revenues from continuing operations for the six months 2004 were $636 million, reflecting an increase of $51 million, or 9% compared to the same period in 2003. The increase in revenues was primarily related to the 5.8% increase in our hotel portfolio’s RevPAR, compared to the same period in 2003. Occupancy increased 5.3% to 66.5% and ADR increased 0.5% to $97.62, compared to the same quarter of 2003. The increases in occupancy and ADR are attributed to the strengthening lodging market.

     Included in total hotel operating revenue was $13.2 million and $2.1 million for the six months ended June 30, 2004 and 2003, respectively, related to the consolidation of our joint venture with Interstate Hotels & Resorts. This joint venture became consolidated on June 1, 2003 and it was accounted for by the equity method prior to June 2003.

     Our six month 2004 hotel operating profit from continuing operations increased by $7 million over the same period in 2003. Operating margin decreased from 31.3% to 29.9%. We attribute the decrease in operating margin principally to the 5.3% increase in occupied rooms with only a 0.5% increase in average room rate, coupled with increases in labor related costs, compared to the same period in 2003.

     Discontinued operations for the quarter represent the operating income, direct interest costs and gains or losses on sale of eight hotels disposed during 2004, one hotel that was designated as held for sale at June 30, 2004, and 16 hotels disposed of in 2003.

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

     The following tables detail our computation of FFO and EBITDA (in thousands):

Reconciliation of Net Loss to FFO
(in thousands, except per share and unit data)

	Three Months Ended June 30,
	2004			2003
			Per Share			Per Share
	Dollars	Shares	Amount	Dollars	Shares	Amount
Net loss	$(31,673)			$(20,203)
Preferred dividends	(8,970)			(6,728)

Net loss applicable to common stockholders	$(40,643)	58,950	$(0.69)	$(26,931)	58,591	$(0.46)
Depreciation from continuing operations	30,148	—	0.51	34,317	—	0.59
Depreciation from unconsolidated entities and discontinued operations	1,870	—	0.03	5,609	—	0.10
Loss on sale of assets	1,214	—	0.02	330	—	0.01
Minority interest in FelCor LP	(2,078)	3,033	(0.02)	(1,493)	3,254	(0.05)
Conversion of options and unvested restricted stock	—	—	—	—	309	—

FFO	$(9,489)	61,983	$(0.15)	$11,832	62,154	$0.19

     The following tables detail our computation of FFO and EBITDA (in thousands):

	Six Months Ended June 30,
	2004			2003
			Per Share			Per Share
	Dollars	Shares	Amount	Dollars	Shares	Amount
Net loss	$(52,372)			$(41,294)
Preferred dividends	(15,696)			(13,454)

Net loss applicable to common stockholders	$(68,068)	58,952	$(1.15)	$(54,748)	58,562	$(0.93)
Depreciation from continuing operations	60,797	—	1.03	67,993	—	1.16
Depreciation from unconsolidated entities and discontinued operations	3,888	—	0.07	10,899	—	0.19
Loss on sale of assets	941	—	0.02	330	—	0.01
Lease termination costs(a)	4,900	—	0.08		—
Minority interest in FelCor LP	(3,485)	3,033	(0.07)	(3,050)	3,271	(0.09)
Conversion of options and unvested restricted stock		—	—	—	309	—

FFO	$(1,027)	61,985	$(0.02)	$21,424	62,142	$0.34

(a)	We consider this lease termination cost, associated with the early termination of a lease, to be unusual or nonrecurring in accordance with Item 10 of Regulation S-K.

Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Charge off of deferred debt costs	$3,944	$2,834	$4,174	$2,834
Loss (gain) on early extinguishment of debt	28,246	(307)	28,246	(1,260)
Gain from swap termination	(1,005)	—	(1,005)	—
Impairment	—	7,824	—	7,824

	$31,185	$10,351	$31,415	$9,398

Per share amounts	$0.50	$0.17	$0.51	$0.15

Reconciliation of Net Loss to EBITDA
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(31,673)	$(20,203)	$(52,372)	$(41,294)
Depreciation from continuing operations	30,148	34,317	60,797	67,993
Depreciation from unconsolidated entities and discontinued operations	1,870	5,609	3,888	10,899
Loss on sale of assets	1,214	330	941	330
Minority interest in FelCor LP	(2,078)	(1,493)	(3,485)	(3,050)
Lease termination costs	—	—	4,900	—
Interest expense	40,334	41,561	82,178	81,751
Interest expense from unconsolidated entities and discontinued operations	1,407	2,296	2,727	5,073
Amortization expense	519	564	1,022	1,080

EBITDA	$41,741	$62,981	$100,596	$122,782

Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2004	2003	2004	2003
Charge off of deferred debt costs	$3,944	$2,834	$4,174	$2,834
Loss (gain) on early extinguishment of debt	28,246	(307)	28,246	(1,260)
Gain on swap termination	(1,005)	—	(1,005)	—
Impairment	—	7,824	—	7,824

	$31,185	$10,351	$31,415	$9,398

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

Hotel Operating Profit
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total revenue	$329,746	$302,179	$636,275	$584,876
Retail space rental and other revenue	(180)	(236)	(425)	(618)

Hotel revenue	329,566	301,943	635,850	584,258
Hotel operating expenses	(228,427)	(204,189)	(445,899)	(401,767)

Hotel operating profit	$101,139	$97,754	$189,951	$182,491

Operating margin	30.7%	32.4%	29.9%	31.2%

Hotel Operating Expense Composition
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		% of		% of		% of		% of
		Hotel		Hotel		Hotel		Hotel
		Revenue		Revenue		Revenue		Revenue
Hotel departmental expenses:
Room	$69,322	21.0%	$60,801	20.1%	$134,285	21.1%	$118,354	20.2%
Food and beverage	40,674	12.4	36,511	12.1	78,143	12.3	71,031	12.2
Other operating departments	8,698	2.6	7,175	2.4	16,879	2.7	13,936	2.4

Total hotel departmental expenses.	118,694	36.0	104,487	34.6	229,307	36.1	203,321	34.8

Other property related costs:
Administrative and general	30,715	9.3	28,167	9.3	60,577	9.5	56,678	9.7
Marketing and advertising	28,361	8.6	25,371	8.4	55,594	8.8	50,101	8.6
Repairs and maintenance	17,901	5.5	16,164	5.3	35,813	5.6	32,276	5.5
Energy	15,572	4.7	14,653	4.9	31,857	5.0	28,993	5.0

Total other property related costs	92,549	28.1	84,355	27.9	183,841	28.9	168,048	28.8
Management and franchise fees	17,184	5.2	15,347	5.1	32,751	5.1	30,398	5.2

Hotel operating expenses	$228,427	69.3%	$204,189	67.6%	$445,899	70.1%	$401,767	68.8%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Reconciliation of total operating expenses to hotel operating expenses:
Total operating expenses	$293,935	$273,497	$576,629	$538,454
Taxes, insurance and lease expense	(30,967)	(31,254)	(62,154)	(61,534)
Corporate expenses	(4,393)	(3,737)	(7,779)	(7,160)
Depreciation	(30,148)	(34,317)	(60,797)	(67,993)

Hotel operating expenses	$228,427	$204,189	$445,899	$401,767

Hotel Portfolio Composition

     The following tables set forth, as of June 30, 2004, for our consolidated hotel portfolio of 153 hotels included in continuing operations, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment.

			% of	% of 2003 Hotel
Brand	Hotels	Rooms	Total Rooms	Operating Profit(b)
Embassy Suites®	56	14,279	33%	48%
Holiday Inn®-branded	43	13,751	32	24
Sheraton®-branded	10	3,269	8	8
Crowne Plaza®	15	5,108	12	7
Doubletree®-branded	10	2,206	5	6
Other	19	4,117	10	7

			% of	% of 2003 Hotel
Top Markets	Hotels	Rooms	Total Rooms	Operating Profit(b)
Atlanta	12	3,514	8%	7%
Dallas	15	4,724	11	6
San Francisco Bay Area	8	2,690	6	6
Los Angeles Area	6	1,492	3	4
Boca Raton/Ft. Lauderdale	4	1,118	3	4
Orlando	6	2,219	5	4
Chicago	4	1,239	3	4
New Orleans	2	746	2	3
San Diego	1	600	1	3
Minneapolis	4	955	2	3
Houston	8	1,969	5	3
Phoenix	4	1,016	2	3
Philadelphia	3	1,174	3	3

			% of	% of 2003 Hotel
Top Four States	Hotels	Rooms	Total Rooms	Operating Profit(b)
California	19	5,593	13%	17%
Texas	35	9,659	23	15
Florida	16	5,343	13	11
Georgia	14	3,868	9	8

			% of	% of 2003 Hotel
Location	Hotels	Rooms	Total Rooms	Operating Profit(b)
Suburban	69	17,649	41%	40%
Urban	32	9,978	23	27
Airport	30	9,206	22	22
Resort	12	3,677	9	9
Highway	10	2,220	5	2

Categories as defined by			% of	% of 2003 Hotel
Smith Travel Research	Hotels	Rooms	Total Rooms	Operating Profit(b)
Upscale all-suite	71	17,324	40%	56%
Full service	45	14,492	34	26
Upscale	27	9,232	22	17
Limited service	10	1,682	4	1

			% of	% of 2003 Hotel
	Hotels	Rooms	Total Rooms	Operating Profit(b)
Core Hotels	127	35,734	84%	92%
Non-Strategic Hotels(a)	26	6,996	16	8

(a)	Excludes one hotel that met the “held for sale” accounting requirements, and was included in discontinued operations.

(b)	A detailed description of Hotel Operating Profit is contained in the “Non-GAAP Financial Measures” section found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Hotel Operating Statistics

     The following tables set forth historical occupancy, ADR and RevPAR at June 30, 2004 and 2003, and the percentage changes therein between the periods presented, for our 153 consolidated hotels included in continuing operations:

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Variance	2004	2003	% Variance
Embassy Suites Hotels	72.3	69.3	4.3	70.7	68.0	4.1
Holiday Inn-branded hotels	67.9	65.1	4.4	64.7	62.5	3.5
Crowne Plaza hotels	65.4	59.5	9.9	63.2	57.3	10.3
Doubletree-branded hotels	70.1	68.9	1.7	69.4	66.4	4.4
Sheraton-branded hotels	66.0	60.3	9.5	65.0	59.6	9.1
Other hotels	63.0	58.1	8.5	62.1	57.5	8.1
Total hotels	68.6	65.0	5.5	66.5	63.2	5.3

	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Variance	2004	2003	% Variance
Embassy Suites Hotels	117.60	115.67	1.7	118.43	117.64	0.7
Holiday Inn-branded hotels	80.50	78.98	1.9	79.60	78.79	1.0
Crowne Plaza hotels	93.95	93.69	0.3	90.87	92.77	(2.0)
Doubletree-branded hotels	105.10	102.83	2.2	104.45	103.40	1.0
Sheraton-branded hotels	96.82	94.26	2.7	97.19	96.30	0.9
Other hotels	82.53	80.30	2.8	82.83	81.90	1.1
Total hotels	97.78	96.17	1.7	97.62	97.13	0.5

	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Variance	2004	2003	% Variance
Embassy Suites Hotels	84.99	80.15	6.0	83.78	79.96	4.8
Holiday Inn-branded hotels	54.69	51.38	6.4	51.48	49.21	4.6
Crowne Plaza hotels	61.42	55.72	10.2	57.43	53.17	8.0
Doubletree-branded hotels	73.65	70.85	4.0	51.44	47.07	9.3
Sheraton-branded hotels	63.89	56.82	12.4	63.22	57.40	10.1
Other hotels	52.03	46.67	11.5	51.44	47.07	9.3
Total hotels	67.04	62.47	7.3	64.96	61.38	5.8

Operating Statistics for Our Top Markets

			Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Variance	2004	2003	% Variance
Atlanta	66.9	63.7	5.0	66.9	65.0	2.8
Dallas	55.1	49.7	10.8	55.4	49.9	11.0
San Francisco Bay Area	67.5	64.5	4.7	64.6	62.7	3.1
Los Angeles Area	69.1	71.0	(2.6)	69.6	70.9	(1.7)
Boca Raton/Ft. Lauderdale	77.0	72.1	6.9	82.0	77.5	5.9
Orlando	79.3	74.4	6.6	77.6	70.1	10.8
Chicago	76.4	72.4	5.5	69.3	65.4	6.0
New Orleans	75.5	73.0	3.5	70.8	67.6	4.8
San Diego	83.3	76.9	8.3	84.8	77.5	9.5
Minneapolis	69.4	64.1	8.2	66.0	61.9	6.7
Houston	69.4	65.6	5.8	70.7	65.4	8.0
Phoenix	67.1	67.3	(0.3)	73.3	73.6	(0.4)
Philadelphia	72.8	67.0	8.7	64.5	59.8	7.8

			ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Variance	2004	2003	% Variance
Atlanta	86.23	84.00	2.7	87.38	86.73	0.8
Dallas	84.12	83.36	0.9	84.05	85.30	(1.5)
San Francisco Bay Area	114.24	113.08	1.0	111.28	112.65	(1.2)
Los Angeles Area	111.17	101.87	9.1	109.28	101.66	7.5
Boca Raton/Ft. Lauderdale	107.17	107.19	0.0	124.07	125.84	(1.4)
Orlando	75.20	73.96	1.7	79.41	78.40	1.3
Chicago	108.45	113.98	(4.8)	102.09	108.36	(5.8)
New Orleans	144.35	130.99	10.2	145.94	142.51	2.4
San Diego	124.69	115.84	7.6	119.72	118.99	0.6
Minneapolis	123.37	123.53	(0.1)	121.97	121.77	0.2
Houston	68.61	71.49	(4.0)	71.76	71.96	(0.3)
Phoenix	94.36	88.72	6.4	112.19	105.22	6.6
Philadelphia	110.20	109.51	0.6	104.08	105.12	(1.0)

			RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Variance	2004	2003	% Variance
Atlanta	57.70	53.52	7.8	58.42	56.40	3.6
Dallas	46.35	41.46	11.8	46.56	42.56	9.4
San Francisco Bay Area	77.10	72.90	5.8	71.91	70.59	1.9
Los Angeles Area	76.83	72.28	6.3	76.10	72.04	5.6
Boca Raton/Ft. Lauderdale	82.54	77.24	6.9	101.72	97.47	4.4
Orlando	59.65	55.01	8.4	61.64	54.94	12.2
Chicago	82.91	82.57	0.4	70.77	70.89	(0.2)
New Orleans	109.04	95.61	14.1	103.39	96.36	7.3
San Diego	103.87	89.14	16.5	101.58	92.19	10.2
Minneapolis	85.62	79.21	8.1	80.52	75.34	6.9
Houston	47.60	46.87	1.6	50.72	47.07	7.7
Phoenix	63.29	59.68	6.0	82.26	77.43	6.2
Philadelphia	80.25	73.36	9.4	67.13	62.91	6.7

Liquidity and Capital Resources

     Our principal source of cash to meet our cash requirements, including distributions to stockholders and repayments of indebtedness, is from the results of operations of our hotels. For the six months ended June 30, 2004, net cash flow provided by operating activities, consisting primarily of hotel operations, was $30 million. At June 30, 2004, we had cash on hand of approximately $148 million. Included in cash on hand are approximately $33 million held under our hotel management agreements to meet our hotel minimum working capital requirements and $21 million held in escrow under certain of our debt agreements.

     We currently expect that our cash flow provided by operating activities for 2004 will be approximately $98 million to $103 million (full year 2003 cash flow from operating activities was $48 million). Included in our projection of cash flow from operating activities is a third quarter $8 million gain from our joint venture interest in the development and sale of the Margate condominium project in Myrtle Beach, South Carolina. Our cash flow forecasts assume a full year RevPAR increase of 4% to 5% and operating margin of approximately 29% to 30%. For 2004, our current operating plan contemplates preferred dividend payments of $34 million, capital expenditures of approximately $75 to $100 million ($34 million had been spent at June 30, 2004), debt maturities of $175 million (which was prepaid in June 2004), $17 million in normal recurring principal payments and sales of approximately $125 million in non-strategic hotels. We expect cash necessary to fund cash flow shortfalls and distributions, if any, will be funded from our cash balances and proceeds from the sale of hotels. We currently anticipate that our board of directors will defer the resumption of common dividends until the anticipated recovery in our business is more firmly established, and to determine the amount of preferred dividends, if any, for each quarterly period, based upon the actual operating results of that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.

     In March 2004, we elected to terminate our line of credit, which resulted in the first quarter charge-off of unamortized loan costs of $0.2 million.

     On April 5, 2004, we completed the sale of 4,600,000 shares of our $1.95 Series A Cumulative Convertible Preferred Stock. The shares were sold at a price of $23.79 per share, which included accrued dividends of $0.51 per share through April 5, 2004, resulting in net proceeds to FelCor of approximately $104 million. The proceeds were used to retire senior unsecured debt.

     In May 2004, we issued $175 million in aggregate principal amount of Senior Floating Notes due 2011, the 2011 Notes. We received net proceeds of $174.1 million. The 2011 Notes will mature on June 1, 2011. The 2011 Notes bear interest, adjusted semi annually, at the six-month LIBOR rate plus 4.25%. The Notes are callable on or after December 1, 2006, and will rank equally with our other existing senior unsecured debt. In July 2004, we issued an additional $115 million of the 2011 Notes.

     On June 9, 2004, we redeemed all $175 million in principal amount of our outstanding 7.375% Senior Notes due 2004. The redemption price was $1,018.14 per $1,000 of the principal amount plus accrued interest. With the retirement of this debt we recorded a loss on redemption of $3.2 million and wrote off $0.3 million of debt issue costs. The loss was offset by a $1 million gain on the unwinding of the swaps tied to this debt.

     During the second quarter of 2004 we purchased $325.3 million principal amount of our 9.5% Senior Notes due 2008 (which currently bear interest at 10% as a result of the 2003 downgrades of the credit ratings on our senior notes) through a tender offer and by purchases on the open market. With the partial retirement of this debt we recorded a loss on early extinguishment of debt of $25 million ($23.4 million related to the premium paid in excess of par and $1.6 million related to the unamortized discount) and wrote off debt issue costs of $3.6 million. In July 2004, we purchased an additional $115 million of these notes and recorded a $7.6 million loss on early extinguishment of debt and wrote off debt issue costs of $1.2 million. We expect to retire the remaining $160 million of these senior notes during 2004 or 2005 using cash on hand, proceeds from asset sales or proceeds from capital transactions.

     In June 2003, we entered into a new secured delayed draw facility with JPMorgan Chase Bank for up to $200 million. At June 30, 2004, we had drawn down $169 million on this facility (collateralized by 14 hotels) and in July 2004, an additional $25 million was funded under the facility and an additional hotel was added to the collateral. The amount drawn under the facility has been converted into: (1) $107 million of nine separate fixed rate CMBS loans secured by nine hotels and weighted average rate of 6.5% and maturity dates ranging from 2009 to 2014, and (2) $87 million of a cross-collateralized floating rate CMBS loan secured by six hotels at a rate of LIBOR plus 2.11% and a maturity date of 2014. On July 28, 2004 we cancelled the balance of the $200 million facility.

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

     We currently anticipate that we will continue to meet our financial covenant and incurrence tests under the RevPAR guidance provided by us at our second quarter earnings conference call on July 29, 2004. For the third quarter of 2004, we currently anticipate that our portfolio RevPAR will be 4% to 6% above the comparable period of the prior year. The RevPAR increase for the first 27 days of July 2004, compared to the same period in 2003, was approximately 4.9%. We currently anticipate that full year 2004 hotel portfolio RevPAR will increase approximately 5% to 6%. For 2004 we expect to make capital expenditures of $75 to $100 million, and we anticipate selling approximately $125 million in non-strategic hotels. We estimate that our net loss applicable to common stockholders for 2004 will be in the range of $109 to $104 million or $1.85 to $1.77 per share. The estimated losses include $40 million ($0.64 per share) of costs associated with the early retirement of senior debt. FFO per share, for the year 2004, is anticipated to be within the range of $0.34 to $0.41, and EBITDA is expected to be within the range of $218 to $223 million. Our FFO and EBITDA estimates include an $8 million gain expected on the sale of a 251-unit residential condominium development expected to be completed and sold in 2004. No other transaction gains or losses are included in these earnings estimates.

Reconciliation of Estimated Net Loss to Estimated FFO and EBITDA
(in millions, except per share and unit data)

	Third Quarter 2004 Guidance
	Low Guidance		High Guidance
		Per Share		Per Share
	Dollars	Amount(a)	Dollars	Amount(a)
Net loss	$(6)		$(4)
Preferred dividends	(9)		(9)

Net loss applicable to common stockholders	(15)	$(0.25)	(13)	$(0.22)
Depreciation	31		31
Minority interest in FelCor LP	1		1

FFO(b)	$17	$0.27	$19	$0.31

Net loss	$(6)		$(4)
Depreciation	31		31
Interest expense	38		38
Amortization expense	1		1
Minority interest in FelCor LP	1		1

EBITDA(b)	$65		$67

	Full Year 2004 Guidance
	Low Guidance		High Guidance
		Per Share		Per Share
	Dollars	Amount(a)	Dollars	Amount(a)
Net loss(b)	$(75)		$(70)
Preferred dividends	(34)		(34)

Net loss applicable to common stockholders	(109)	$(1.85)	(104)	$(1.77)
Lease termination costs	5		5
Depreciation	129		129
Minority interest in FelCor LP	(4)		(4)

FFO(b)	$21	$0.34	$26	$0.41

Net loss	$(75)		$(70)
Lease termination costs	5		5
Depreciation	129		129
Interest expense	161		161
Amortization expense	2		2
Minority interest in FelCor LP	(4)		(4)

EBITDA(b)	$218		$223

(a)	Weighted average shares are 58.9 million, plus minority interest and unvested restricted stock of 3.4 million, provide the 62.3 million weighted average shares and units, used to compute FFO per share.

(b)	Included in Net Loss, FFO and EBITDA guidance are the following charges:

	Third Quarter 2004		Full Year 2004
	Dollars	Per Share Amount	Dollars	Per Share Amount
Loss on extinguishment of debt	$8		$36
Write off of debt costs	1		5
Gain on swap termination	—		(1)

Total	$9	$0.14	$40	$0.64

     Quantitative and Qualitative Disclosures About Market Risk

     At June 30, 2004, approximately 71% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

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

Expected Maturity Date
at June 30, 2004
(dollars in thousands)

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$7,841	$25,770	$16,561	$260,220	$289,996	$840,765	$1,441,153	$1,499,956
Average interest rate	7.77%	7.62%	7.89%	7.47%	9.90%	8.39%	8.51%
Floating rate:
Debt	2,868	5,927	143,559	2,561	18,168	263,169	436,252	436,252
Average interest rate(a)	3.72%	3.72%	3.63%	3.88%	3.98%	5.18%	4.58%
Interest rate swaps (fixed to floating)(b)
Notional amount	—	—	—	100,000 (c)	—	—	100,000	(1,647)
Pay rate(b)	—	—	—	5.58%	—	—	5.58%
Receive rate	—	—	—	7.46%	—	—	7.46%
Total debt	$10,709	$31,697	$160,120	$262,781	$308,164	$1,103,934	1,877,405
Average interest rate	6.69%	6.89%	4.07%	6.76%	9.55%	7.63%	7.45%
Net discount							(4,610)
Total debt							$1,872,795

(a)	The average floating rate of interest represents the implied forward rate in the yield curve at June 30, 2004.

(b)	The interest rate swaps decreased our interest expense by $4.2 million during the six months ended June 30, 2004.

(c)	All interest rate swaps were unwound in July 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information and disclosures regarding market risks applicable to us is incorporated herein by reference to the discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Quantitative and Qualitative Disclosures About Market Risks” contained elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

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

PART II. — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     FelCor held its 2004 Annual Meeting of Stockholders on May 18, 2004 (the “Annual Meeting”). At the Annual Meeting, the stockholders of FelCor elected Melinda J. Bush, Charles A. Ledsinger, Jr., Robert H Lutz, Jr., and Michael D. Rose to serve as Class I Directors until the Annual Meeting of Stockholders to be held in 2007.

     The total number of shares entitled to vote at the 2004 Annual Meeting was 59,124,954 shares of Common Stock. A total of 45,644,484 shares of Common Stock were represented in person or by proxy at the Annual Meeting. The following table sets forth, with respect to each of the directors elected, the number of votes cast for, and the number of votes withheld, with respect to his election:

Nominee	Votes For	Votes Withheld
Melinda J. Bush	38,690,898	6,953,586
Charles A. Ledsinger, Jr.	42,800,007	2,844,477
Robert H. Lutz, Jr.	38,687,215	6,957,269
Michael D. Rose	38,689,425	6,955,059

     In addition, at the 2004 Annual Meeting, the stockholders of FelCor ratified the selection of PricewaterhouseCoopers LLP as our independent auditor. There were 41,496,355 votes cast for ratification, 4,110,965 votes against and 37,164 shares abstained from voting.

     There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
10.31.6	Termination Agreement, dated July 28, 2004, by and among FCH/DT BWI Hotel, L.L.C., FCH/DT BWI Holdings, L.P., FelCor Hotel Asset Company, L.L.C., FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Orlando I-Drive Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., BHR Operations, L.L.C., DJONT Leasing, L.L.C., DJONT Operations, L.L.C., DJONT/JPM Atlanta CP Leasing, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., DJONT/JPM Austin HI Leasing, L.P., DJONT/JPM Austin Leasing, L.P., DJONT/JPM Boca Raton Leasing, L.L.C., DJONT/JPM BWI Leasing, L.L.C., DJONT/JPM Denver Leasing, L.L.C., DJONT/JPM LBV Leasing, L.L.C., DJONT/JPM Mandalay Leasing, L.L.C., DJONT/JPM Orlando I-Drive Leasing, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., DJONT/JPM Troy Leasing, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FCH/DT Leasing, L.L.C., FCH/DT Leasing II, L.L.C., FelCor TRS Holdings, L.P., FelCor Lodging Limited Partnership and JPMorgan Chase Bank.

Exhibit Number	Description of Exhibit
10.34	Form of Loan Agreement, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, between JPMorgan Chase Bank, as lender, and each of FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C. and FelCor/JPM BWI Hotel, L.L.C. and FCH/DT BWI Hotel, L.L.C., as borrowers, and acknowledged and agreed by FelCor Lodging Limited Partnership.

10.34.1	Form of Mortgage, Renewal Mortgage, Deed of Trust, Deed to Secure Debt, Indemnity Deed of Trust and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, from FelCor/JPM Wilmington Hotel, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., FelCor/JPM Austin Holdings, L.P., DJONT/JPM Austin Leasing, L.P., FelCor/JPM Orlando Hotel, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., FelCor/JPM Denver Hotel, L.L.C., DJONT/JPM Denver Leasing, L.L.C., FelCor/JPM Troy Hotel, L.L.C., DJONT/JPM Troy Leasing, L.L.C., FCH/DT BWI Holdings, L.P., FCH/DT BWI Hotel, L.L.C. and DJONT/JPM BWI Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary.

10.34.2	Form of nine separate Promissory Notes, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C. and FelCor/JPM BWI Hotel, L.L.C., each separately payable to the order of JPMorgan Chase Bank in the respective original principal amounts of $11,000,000 (Wilmington, Delaware), $21,368,000 (Phoenix, Arizona), $5,500,000 (Boca Raton, Florida), $13,500,000 (Atlanta, Georgia), $9,616,000 (Austin, Texas), $9,798,000 (Orlando, Florida), $5,000,000 (Aurora, Colorado), $6,900,000 (Troy, Michigan) and $24,120,000 (Linthicum, Maryland).

10.34.3	Form of Guaranty of Recourse Obligations of Borrower, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor Lodging Limited Partnership in favor of JPMorgan Chase Bank.

10.35	Loan Agreement, dated July 28, 2004, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Brunswick Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C. and FelCor/JPM Orlando I-Drive Hotel, L.L.C., as borrowers, and JPMorgan Chase Bank, as lender, and acknowledged and agreed to by FelCor Lodging Limited Partnership.

Exhibit Number	Description of Exhibit
10.35.1	Form of Mortgage, Leasehold Mortgage, Deed of Trust, Deed to Secure Debt and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated July 28, 2004, from FelCor/JPM Atlanta CP Hotel, L.L.C., DJONT/JPM Atlanta CP Leasing, L.L.C., FelCor/JPM Austin HI Holdings, L.P., DJONT/JPM Austin HI Leasing, L.P., FelCor/JPM Brunswick Hotel, L.L.C., DJONT/JPM Brunswick Leasing, L.L.C., FelCor/JPM LBV Hotel, L.L.C., DJONT/JPM LBV Leasing, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., DJONT/JPM Mandalay Leasing, L.L.C., FelCor/JPM Orlando I-Drive Hotel, L.L.C. and DJONT/JPM Orlando I-Drive Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary.

10.35.2	Promissory Note, dated July 28, 2004, in the original principal amount of $87,000,000 made by FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Brunswick Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C. and FelCor/JPM Orlando I-Drive Hotel, L.L.C., payable to the order of JPMorgan Chase Bank.

10.35.3	Guaranty of Recourse Obligations of Borrower, dated July 28, 2004, made by FelCor Lodging Limited Partnership in favor of JPMorgan Chase Bank.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 32.1	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Since March 31, 2004, the Company has filed the following Current Reports on Form 8-K:

     A Current Report on Form 8-K, dated March 30, 2004, was filed by the Company on April 6, 2004. This filing, under Item 5, announced the issuance of shares of Company $1.95 Series A Cumulative Convertible Preferred Stock. Attached as an exhibit to this filing was an Underwriting Agreement among the Company, Citigroup Global Markets Inc., Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc. and Legg Mason Wood Walker, Incorporated. Pursuant to the Underwriting Agreement, the Company issued an aggregate of 4,600,000 shares of $1.95 Series A Cumulative Convertible Preferred Stock.

     A Current Report on Form 8-K, dated April 28, 2004, was filed by the Company on April 29, 2004. This filing, under Item 12, disclosed that on April 28, 2004, the Company issued a press release announcing its results of operations for the three months ended March 31, 2004 and published its Supplemental Information for the three months ended March 31, 2004, which provides additional corporate data, financial highlights and portfolio statistical data. Copies of the press release and Supplemental Information were furnished as Exhibits 99.1 and 99.2, respectively.

     A Current Report on Form 8-K, dated May 3, 2004, was filed by the Company on May 3, 2004. This filing, under Item 5, provided additional information at the request of Institutional Shareholder Services about fees that the Company paid to its independent auditors, PricewaterhouseCoopers, LLC and reported in its proxy statement for its 2004 Annual Meeting of Shareholders.

     A Current Report on Form 8-K, dated May 11, 2004, was filed by the Company on May 14, 2004. This filing, under Item 5, disclosed that the Company issued press releases announcing the redemption of the 7 3/8% senior notes due 2004 of FelCor Lodging Limited Partnership, FelCor Lodging Limited Partnership’s proposed senior unsecured notes offering and the commencement by FelCor Lodging Limited Partnership of a tender offer for its outstanding 9 1/2% senior notes due 2008. Copies of the press releases were filed as Exhibits 99.1, 99.2 and 99.3, respectively.

     A Current Report on Form 8-K, dated May 17, 2004, was filed by the Company on May 21, 2004. This filing, under Item 5, disclosed that the Company issued press releases announcing the pricing of FelCor Lodging Limited Partnership’s senior unsecured notes being offered and an amendment to FelCor Lodging Limited Partnership’s tender offer for its outstanding 9 1/2% senior notes due 2008. Copies of the press releases were filed as Exhibits 99.1 and 99.2, respectively.

     A Current Report on Form 8-K, dated June 24, 2004, was filed by the Company on June 29, 2004. This filing, under Item 5, disclosed that the Company issued press releases announcing the pricing of FelCor Lodging Limited Partnership’s senior unsecured notes being offered and the commencement by FelCor Lodging Limited Partnership of a tender offer for its outstanding 9 1/2% senior notes due 2008. Copies of the press releases were filed as Exhibits 99.1 and 99.2, respectively.

     A Current Report on Form 8-K, dated July 22, 2004, was filed by the Company on July 22, 2004. This filing, under Item 5, updates Items 6, 7 and 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2003, to reflect the hotels sold during the first quarter of 2004 and the hotels held for sale at March 31, 2004 as discontinued operations, pursuant to the requirements of Statement of Financial Accounting Standards 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” for the three years ended December 31, 2003, 2002 and 2001, and to reflect the effect of this reclassification on Management’s Discussion and Analysis of Financial Condition and Results of Operations and Selected Financial Data. These updated items were filed as Exhibit 99.1.

     A Current Report on Form 8-K, dated July 28, 2004, was filed by the Company on July 28, 2004. This filing, under Item 12, disclosed that on July 28, 2004, the Company issued a press release announcing its results of operations for the three and six months ended June 30, 2004 and published its Supplemental Information for the three and six months ended June 30, 2004, which provides additional corporate data, financial highlights and portfolio statistical data. Copies of the press release and Supplemental Information were furnished as Exhibits 99.1 and 99.2, respectively.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: August 6, 2004

FELCOR LODGING TRUST INCORPORATED

By:	/s/ Lester C. Johnson

Lester C. Johnson
Senior Vice President and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.31.6	Termination Agreement, dated July 28, 2004, by and among FCH/DT BWI Hotel, L.L.C., FCH/DT BWI Holdings, L.P., FelCor Hotel Asset Company, L.L.C., FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Orlando I-Drive Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., BHR Operations, L.L.C., DJONT Leasing, L.L.C., DJONT Operations, L.L.C., DJONT/JPM Atlanta CP Leasing, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., DJONT/JPM Austin HI Leasing, L.P., DJONT/JPM Austin Leasing, L.P., DJONT/JPM Boca Raton Leasing, L.L.C., DJONT/JPM BWI Leasing, L.L.C., DJONT/JPM Denver Leasing, L.L.C., DJONT/JPM LBV Leasing, L.L.C., DJONT/JPM Mandalay Leasing, L.L.C., DJONT/JPM Orlando I-Drive Leasing, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., DJONT/JPM Troy Leasing, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FCH/DT Leasing, L.L.C., FCH/DT Leasing II, L.L.C., FelCor TRS Holdings, L.P., FelCor Lodging Limited Partnership and JPMorgan Chase Bank.

10.34	Form of Loan Agreement, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, between JPMorgan Chase Bank, as lender, and each of FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C. and FelCor/JPM BWI Hotel, L.L.C. and FCH/DT BWI Hotel, L.L.C., as borrowers, and acknowledged and agreed by FelCor Lodging Limited Partnership.

10.34.1	Form of Mortgage, Renewal Mortgage, Deed of Trust, Deed to Secure Debt, Indemnity Deed of Trust and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, from FelCor/JPM Wilmington Hotel, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., FelCor/JPM Austin Holdings, L.P., DJONT/JPM Austin Leasing, L.P., FelCor/JPM Orlando Hotel, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., FelCor/JPM Denver Hotel, L.L.C., DJONT/JPM Denver Leasing, L.L.C., FelCor/JPM Troy Hotel, L.L.C., DJONT/JPM Troy Leasing, L.L.C., FCH/DT BWI Holdings, L.P., FCH/DT BWI Hotel, L.L.C. and DJONT/JPM BWI Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary.

Exhibit Number	Description of Exhibit
10.34.2	Form of nine separate Promissory Notes, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C. and FelCor/JPM BWI Hotel, L.L.C., each separately payable to the order of JPMorgan Chase Bank in the respective original principal amounts of $11,000,000 (Wilmington, Delaware), $21,368,000 (Phoenix, Arizona), $5,500,000 (Boca Raton, Florida), $13,500,000 (Atlanta, Georgia), $9,616,000 (Austin, Texas), $9,798,000 (Orlando, Florida), $5,000,000 (Aurora, Colorado), $6,900,000 (Troy, Michigan) and $24,120,000 (Linthicum, Maryland).

10.34.3	Form of Guaranty of Recourse Obligations of Borrower, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor Lodging Limited Partnership in favor of JPMorgan Chase Bank.

10.35	Loan Agreement, dated July 28, 2004, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Brunswick Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C. and FelCor/JPM Orlando I-Drive Hotel, L.L.C., as borrowers, and JPMorgan Chase Bank, as lender, and acknowledged and agreed to by FelCor Lodging Limited Partnership.

10.35.1	Form of Mortgage, Leasehold Mortgage, Deed of Trust, Deed to Secure Debt and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated July 28, 2004, from FelCor/JPM Atlanta CP Hotel, L.L.C., DJONT/JPM Atlanta CP Leasing, L.L.C., FelCor/JPM Austin HI Holdings, L.P., DJONT/JPM Austin HI Leasing, L.P., FelCor/JPM Brunswick Hotel, L.L.C., DJONT/JPM Brunswick Leasing, L.L.C., FelCor/JPM LBV Hotel, L.L.C., DJONT/JPM LBV Leasing, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., DJONT/JPM Mandalay Leasing, L.L.C., FelCor/JPM Orlando I-Drive Hotel, L.L.C. and DJONT/JPM Orlando I-Drive Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary.

10.35.2	Promissory Note, dated July 28, 2004, in the original principal amount of $87,000,000 made by FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Brunswick Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C. and FelCor/JPM Orlando I-Drive Hotel, L.L.C., payable to the order of JPMorgan Chase Bank.

10.35.3	Guaranty of Recourse Obligations of Borrower, dated July 28, 2004, made by FelCor Lodging Limited Partnership in favor of JPMorgan Chase Bank.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).