Form 10-Q
period 2004-09-30
FelCor Lodging Trust Inc
filed 2004-11-09
CIK 923603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

     The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on November 1, 2004, was 59,643,159.

FELCOR LODGING TRUST INCORPORATED

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Investment in hotels, net of accumulated depreciation of $917,682 at September 30, 2004 and $886,168 at December 31, 2003	$2,957,849	$3,103,796
Investment in unconsolidated entities	117,387	116,553
Hotels held for sale	66,505	21,838
Cash and cash equivalents	154,109	231,885
Restricted cash	37,064	19,424
Accounts receivable, net of allowance for doubtful accounts of $1,100 at September 30, 2004 and $1,104 at December 31, 2003	57,301	45,385
Deferred expenses, net of accumulated amortization of $19,310 at September 30, 2004 and $16,080 at December 31, 2003	19,365	24,278
Other assets	21,611	27,734

Total assets	$3,431,191	$3,590,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, net of discount of $5,264 at September 30, 2004 and $4,253 at December 31, 2003	$1,828,261	$2,037,355
Distributions payable	8,867	5,504
Accrued expenses and other liabilities	160,038	151,423
Minority interest in FelCor LP, 2,789 and 3,034 units issued and outstanding at September 30, 2004 and December 31, 2003, respectively	40,530	50,142
Minority interest in other partnerships	46,328	50,197

Total liabilities	2,084,024	2,294,621

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 and 5,980 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	309,362	149,512
Series B Cumulative Redeemable Preferred Stock, 68 shares issued and outstanding at September 30, 2004 and December 31, 2003	169,395	169,395
Common stock, $.01 par value, 200,000 shares authorized, 69,436 and 69,429 shares issued, including shares in treasury, at September 30, 2004 and December 31, 2003, respectively	694	694
Additional paid-in capital	2,086,846	2,095,356
Accumulated other comprehensive income	12,996	9,478
Accumulated deficit	(1,045,282)	(930,886)
Less: Common stock in treasury, at cost, 9,770 and 10,309 shares at September 30, 2004 and December 31, 2003, respectively	(186,844)	(197,277)

Total stockholders’ equity	1,347,167	1,296,272

Total liabilities and stockholders’ equity	$3,431,191	$3,590,893

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2004 and 2003
(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Hotel operating revenue	$302,809	$285,396	$904,373	$840,953
Retail space rental and other revenue	2,166	221	2,590	838

Total revenues	304,975	285,617	906,963	841,791

Expenses:
Hotel departmental expenses	109,331	101,293	323,978	291,940
Other property related costs	88,247	83,245	261,636	241,738
Management and franchise fees	16,270	15,375	47,490	44,488
Taxes, insurance and lease expense	29,216	30,905	89,750	90,792
Corporate expenses	3,791	3,299	11,569	10,459
Depreciation	30,074	31,476	88,445	95,009

Total operating expenses	276,929	265,593	822,868	774,426

Operating income	28,046	20,024	84,095	67,365
Interest expense, net	(35,348)	(42,303)	(116,210)	(123,150)
Impairment loss	(28,498)	(53,204)	(28,498)	(53,204)
Hurricane loss	(2,125)	—	(2,125)	—
Charge-off of deferred financing costs	(1,920)	—	(6,094)	(2,834)
Loss on early extinguishment of debt	(10,987)	—	(39,233)	—
Gain on swap termination	—	—	1,005	—

Loss before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(50,832)	(75,483)	(107,060)	(111,823)
Equity in income from unconsolidated entities	12,019	1,674	15,692	2,252
Gain (loss) on sale of assets	1,094	(47)	1,094	106
Minority interests	2,230	4,587	5,800	7,068

Loss from continuing operations	(35,489)	(69,269)	(84,474)	(102,397)
Discontinued operations	(1,496)	(56,648)	(4,883)	(64,814)

Net loss	(36,985)	(125,917)	(89,357)	(167,211)
Preferred dividends	(9,343)	(6,727)	(25,039)	(20,181)

Net loss applicable to common stockholders	$(46,328)	$(132,644)	$(114,396)	$(187,392)

Basic and diluted per common share data:
Net loss from continuing operations	$(0.76)	$(1.29)	$(1.86)	$(2.09)

Net loss	$(0.78)	$(2.26)	$(1.94)	$(3.20)

Weighted average common shares outstanding	59,075	58,690	58,993	58,609

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2004 and 2003
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(36,985)	$(125,917)	$(89,357)	$(167,211)
Foreign currency translation adjustment	4,489	(181)	3,519	10,755

Comprehensive loss	$(32,496)	$(126,098)	$(85,838)	$(156,456)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(89,357)	$(167,211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	92,242	109,113
Loss (gain) on sale of assets	(3,210)	776
Amortization of deferred financing fees	3,230	3,660
Accretion of debt, net of discount	200	399
Amortization of unearned compensation	1,750	1,645
Equity in income from unconsolidated entities	(15,692)	(2,252)
Distributions of income from unconsolidated entities	11,339	1,052
Loss (gain) on early extinguishment of debt	39,233	(1,611)
Impairment loss	33,027	120,526
Charge-off of deferred financing costs	6,094	2,834
Minority interests	(6,028)	(10,486)
Changes in assets and liabilities:
Accounts receivable	(12,340)	(4,359)
Restricted cash	(19,698)	(3,746)
Other assets	4,916	(6,050)
Accrued expenses and other liabilities	8,413	2,735

Net cash flow provided by operating activities	54,119	47,025

Cash flows (used in) provided by investing activities:
Acquisition of hotel	(27,759)	—
Improvements and additions to hotels	(58,597)	(52,040)
Proceeds from sale of assets	66,866	12,185
Restricted cash	2,058	1,260
Cash from purchase of percentage interest in Interstate Joint Venture	—	2,705
Distributions of capital from unconsolidated entities	4,602	3,332

Net cash flow used in investing activities	(12,830)	(32,558)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	483,802	321,119
Repayment of borrowings	(732,458)	(194,308)
Payment of deferred financing fees	(4,283)	(5,001)
Net proceeds from sale of preferred stock	156,094	—
Distributions paid to minority interest holders	(4,000)	(493)
Contributions from minority interest holders	2,436	—
Distributions paid to preferred stockholders	(21,676)	(20,181)
Distributions paid to common stockholders	—	(8,814)

Net cash flow provided by (used in) financing activities	(120,085)	92,322

Effect of exchange rate changes on cash	1,020	175
Net change in cash and cash equivalents	(77,776)	106,964
Cash and cash equivalents at beginning of periods	231,885	50,163

Cash and cash equivalents at end of periods	$154,109	$157,127

Supplemental cash flow information — Interest paid	$118,427	$126,141

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     In 1994, FelCor Lodging Trust Incorporated, or FelCor, went public as a real estate investment trust, or REIT, with six hotels and a market capitalization of $120 million. We are now the nation’s second largest lodging REIT based on total assets and number of hotels owned, holding ownership interests in 154 hotels at September 30, 2004. We are the owner of the largest number of Embassy Suites Hotels® in North America and our portfolio includes 70 hotels in the upscale and full service segments.

     FelCor is the sole general partner of, and the owner of an approximately 95% limited partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP. All of our operations are conducted solely through FelCor LP, or its subsidiaries.

     At September 30, 2004, we owned a 100% real estate interest in 117 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels, a 51% interest in an entity owning eight hotels and 50% interests in unconsolidated entities that own 20 hotels. As a result of our ownership interests in the operating lessees of 149 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. Effective July 1, 2004, we transferred a 49% interest in the lessee of 12 jointly-owned hotels to our joint venture partner, which will share proportionately in the income or loss of the lessee with respect to these hotels. As of September 30, 2004, we own 100% of the consolidated operating lessees of 129 hotels and 51% of the consolidated operating lessees of 20 hotels. The operations of 143 of the 149 hotels were included in continuing operations at September 30, 2004. The remaining six hotels were held for sale as of September 30, 2004, and their operations are included in discontinued operations. The operating revenues and expenses of the remaining five hotels are unconsolidated.

     At September 30, 2004, we had an aggregate of 59,666,059 shares of FelCor common stock and 2,789,380 units of FelCor LP limited partnership interest outstanding.

     The following table reflects the distribution, by brand, of the 143 hotels included in our consolidated hotel continuing operations at September 30, 2004:

Brand	Hotels	Rooms
Embassy Suites Hotels	56	14,279
Doubletree and Doubletree Guest Suites®	10	2,206
Holiday Inn® — branded	39	12,769
Crowne Plaza® and Crowne Plaza Suites®	12	4,025
Sheraton® and Sheraton Suites®	10	3,269
Other brands	16	3,432

Total hotels	143

     The hotels shown in the above table are located in the United States (32 states) and Canada (two hotels), with concentrations in Texas (35 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). Approximately 57% of our hotel room revenues were generated from hotels in these four states during the nine months ended September 30, 2004.

     At September 30, 2004, of the 143 consolidated hotels included in continuing operations, (i) subsidiaries of InterContinental Hotels Group, or IHG, managed 55, (ii) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 66, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, managed 11, (iv) subsidiaries of Interstate Hotels & Resorts, or Interstate, managed 10, and (v) one hotel was managed by an independent management company.

     Certain reclassifications have been made to prior period financial information to conform to the current period’s presentation with no effect to previously reported net loss or stockholders’ equity.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization — (continued)

     The financial information for the three and nine months ended September 30, 2004, and 2003, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and nine months ended September 30, 2004, and 2003, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“Form 10-K”) as most recently updated, by our Current Report on Form 8-K dated September 8, 2004. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

2. Foreign Currency Translation

     Results of operations for our Canadian hotels are maintained in Canadian dollars and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are reflected in accumulated other comprehensive income included in stockholders’ equity.

3. Investment in Unconsolidated Entities

     We owned 50% interests in joint venture entities that owned 20 hotels at September 30, 2004, and December 31, 2003. We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

     Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	September 30,	December 31,
	2004	2003
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$271,214	$326,835
Total assets	$302,248	$366,046
Debt	$208,649	$275,209
Total liabilities	$212,682	$276,773
Equity	$89,566	$89,273

     Debt of our unconsolidated entities at September 30, 2004, included $208.6 million of non-recourse mortgage debt, of which our pro rata share is $104.3 million.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investment in Unconsolidated Entities – (continued)

     Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004		2003	2004		2003
Total revenues	$17,212		$17,745	$49,623		$60,613
Net income	$20,828	(a)	$4,444	$29,610	(a)	$8,161

(a)	Includes $15.9 million from the gain on the sale of residential condominium development in Myrtle Beach, South Carolina, which was realized in September 2004. Our share of the gain was approximately $7.9 million. We included additional gains of approximately $1.9 million in our equity in income from unconsolidated entities to reflect the differences between our historical basis in the assets sold and the basis recorded by the condominium joint venture.

4. Debt

     Debt at September 30, 2004 and December 31, 2003, consists of the following (in thousands):

					Balance Outstanding
	Encumbered	Interest Rate at		Maturity	September 30,	December 31,
	Hotels	September 30, 2004		Date	2004	2003
Promissory note	none	3.67	%(a)	June 2016	$650	$650
Senior unsecured term notes	none	—		Oct. 2004	—	174,888
Senior unsecured term notes	none	5.84	(a)	June 2011	290,000	—
Senior unsecured term notes	none	7.63		Oct. 2007	122,193	124,617
Senior unsecured term notes	none	10.00		Sept. 2008	95,533	596,865
Senior unsecured term notes	none	9.00		June 2011	298,346	298,158

Total unsecured debt(d)		7.77			806,722	1,195,178

Mortgage debt	1 hotel	7.23		Sept. 2005	10,753	11,286
Mortgage debt	15 hotels	5.27	(b)	July 2009 – 2014	193,378	—
Mortgage debt	10 hotels	4.13	(c)	May 2006	145,536	148,080
Mortgage debt	15 hotels	7.24		Nov. 2007	128,055	131,721
Mortgage debt	1 hotel	4.84	(a)	August 2008	15,500	15,500
Mortgage debt	7 hotels	7.54		April 2009	90,969	92,445
Mortgage debt	6 hotels	7.55		June 2009	68,468	69,566
Mortgage debt	8 hotels	8.70		May 2010	176,200	178,118
Mortgage debt	7 hotels	8.73		May 2010	136,488	138,200
Mortgage debt	8 hotels	7.48		April 2011	49,898	50,305
Other	1 hotel	9.17		August 2011	6,294	6,956

Total secured debt(d)	79 hotels	6.91			1,021,539	842,177

Total(d)		7.29%			$1,828,261	$2,037,355

(a)	Variable interest rate based on LIBOR, which was 1.8% at September 30, 2004.

(b)	$87 million of this debt had a variable interest rate based on LIBOR, which was 1.8% at September 30, 2004.

(c)	Variable interest rate based on LIBOR. This debt may be extended at our option for up to two, one-year periods.

(d)	Interest rates are calculated based on the weighted average outstanding debt at September 30, 2004.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt — (continued)

     We reported interest expense of $35.3 million (net of interest income of $0.5 million and capitalized interest of $0.4 million), and $42.3 million (net of interest income of $0.5 million and capitalized interest of $0.1 million) for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, respectively, we reported interest expense of $116.2 million (net of interest income of $1.9 million and capitalized interest of $0.6 million) and $123.8 million (net of interest income of $1.4 million and capitalized interest of $0.6 million). Rating agency downgrades of our senior unsecured debt in 2003 resulted in a 50 basis point step-up in interest rates of our senior unsecured debt due in September 2008 ($95.5 million outstanding principal amount at September 30, 2004) and our fixed interest rate senior unsecured debt due in June 2011 ($300 million outstanding principal amount at September 30, 2004).

     In March 2004, we elected to terminate our line of credit, which resulted in the first quarter charge-off of unamortized loan costs of $0.2 million.

     In May 2004, we completed the private placement of $175 million in aggregate principal amount of Senior Floating Notes due June 1, 2011, or the 2011 Notes, and we received net proceeds of $174.1 million. The 2011 Notes bear interest, adjusted semi annually, at the six-month LIBOR plus 4.25% and rank equally with our other existing senior unsecured debt. The 2011 Notes are callable on or after December 1, 2006, at an initial redemption price of 102%. In July 2004, we completed an additional private placement of $115 million of the 2011 Notes with identical terms and conditions as the $175 million issued in May 2004. In October 2004, we commenced an offer to exchange these privately placed notes for new notes with identical terms that have been registered under the Securities Act of 1933.

     On June 9, 2004, we redeemed all $175 million in principal amount of our outstanding 7.375% Senior Notes due 2004. The redemption price was $1,018 per $1,000 of the principal amount, plus accrued interest. With the retirement of this debt, we recorded a loss on redemption of $3.2 million and wrote off $0.3 million of debt issue costs. We also recorded a $1 million gain on the unwinding of the interest rate swaps tied to this debt.

     During the second quarter of 2004, we purchased $325.3 million principal amount of our 9.5% Senior Notes due 2008 (which currently bear interest at 10% as a result of the 2003 downgrades of the credit ratings on our senior notes) through tender offers and by purchases in the open market at an average price of $1,072.10 per $1,000 in principal amount. In connection with the partial retirement of this debt, we recorded a loss on early extinguishment of debt of $25 million ($23.4 million related to the premium paid in excess of par and $1.6 million related to the unamortized discount) and wrote off debt issue costs of $3.7 million. In the third quarter of 2004, we purchased or redeemed an additional $179 million of these notes and recorded an $11.0 million loss on early extinguishment of debt and wrote off debt issue costs of $1.9 million. At September 30, 2004, $95.5 million aggregate principal amount of these notes remained outstanding.

     In June 2003, we entered into a new secured delayed draw facility with JPMorgan Chase Bank for up to $200 million. At June 30, 2004, we had drawn down $169 million on this facility (collateralized by 14 hotels). In July 2004, an additional $25 million was funded under the facility and an additional hotel was added to the collateral. The amount drawn under the facility has been converted into: (i) $107 million of nine separate fixed rate CMBS loans secured by nine hotels with a weighted average interest rate of 6.5% and with maturity dates ranging from 2009 to 2014, and (ii) $87 million of a cross-collateralized floating rate CMBS loan secured by six hotels with an interest rate of LIBOR plus 2.11% and with a maturity date of 2014. On July 28, 2004, we cancelled the balance of the $200 million facility.

     At September 30, 2004, we had aggregate mortgage indebtedness of approximately $1.0 billion that was secured by 79 of our consolidated hotels with an aggregate book value of approximately $1.8 billion. Substantially all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse provisions. Loans secured by 41 hotels provide for lock-box arrangements. With respect to loans secured by 23 of these hotels, if the debt service coverage ratios fall below certain levels, the lender is entitled to apply the revenues from the hotels securing the loan to satisfy current requirements for debt service, taxes, insurance and other reserves, before the balance of the revenues, if any, would be available to the owner to pay the expenses of hotel operations and provide a return to the owner. Eight of these 23 hotels, which accounted for 2% of our total revenues in 2003, are currently below the prescribed debt service coverage ratios and are subject to these lock-box requirements.

     With respect to loans secured by the remaining 18 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a similar lock-box arrangement if a specified debt service coverage ratio was not met. The mortgage loans secured by 16 of these 18 hotels also provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Ten of these 18 hotels, which accounted for 6% of our total revenues in 2003, are currently below the applicable debt service coverage ratio and are subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements.

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

     If actual operating results fail to meet our current expectations, as reflected in our public guidance, or if interest rates increase unexpectedly, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes and may be prohibited from, among other things, incurring any additional indebtedness or paying dividends on our preferred or common stock, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income. In the event of our failure of this incurrence test, based upon our current estimates of taxable income for 2004, we would be unable to distribute the full amount of dividends accruing under our outstanding preferred stock in 2004 and, accordingly, could pay no dividends on our common stock. However, based on our operating results to date and our current estimates for the remainder of 2004, we do not anticipate a violation of this incurrence test.

5. Derivatives

     In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures, including the use of derivatives. It is our objective to use interest rate hedges to manage our fixed and floating interest rate position and not to engage in speculation on interest rates. We manage interest rate risk based on the varying circumstances of anticipated borrowings and existing floating and fixed rate debt. We will generally seek to pursue interest rate risk mitigation strategies that will result in the least amount of reported earnings volatility under GAAP while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

     In June 2004, we unwound six interest rate swap agreements with an aggregate notional amount of $175 million that were matched with the $175 million in senior unsecured notes due 2004 that we redeemed. A $1 million gain was recorded, offsetting the loss on the redemption of the debt. Also during June 2004, five additional swaps with an aggregate amount of $125 million that were matched to the $125 million senior unsecured notes due 2007 were unwound at a cost of $2.3 million. The $2.3 million was applied to the principal balance of these notes and will be amortized to interest expense over the remaining life of the debt. During July 2004, four interest rate swap agreements with a notional value of $100 million, that were matched to mortgage debt maturing in November 2007, were unwound at a cost of $1.3 million. The $1.3 million was applied to the principal balance of this debt and will be amortized to interest expense over the remaining life of this debt. We have no interest rate swap agreements in effect at September 30, 2004.

     To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivatives — (continued)

     The amounts paid or received by us under the terms of interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which has a corresponding effect on our future cash flows. Our interest rate swap agreements decreased interest expense $4.2 million and $5.2 million during the nine months ended September 30, 2004 and 2003, respectively. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

     To fulfill requirements under a $150 million secured loan facility executed in April 2003, we purchased 6% interest rate caps on LIBOR with a notional amount of $145.5 million. We concurrently sold interest rate caps with identical terms. In July 2004, we purchased 6.5% interest rate caps on LIBOR with a notional amount of $86.9 million to fulfill requirements under an $87 million cross-collateralized floating rate CMBS loan and concurrently sold interest rate caps with identical terms. These interest rate cap agreements have not been designated as hedges. The fair value of both the purchased and sold interest rate caps was $0.03 million at September 30, 2004, resulting in no net earnings impact.

6. Preferred Stock

     In April 2004, we completed the sale of 4.6 million shares of our $1.95 Series A Cumulative Convertible Preferred Stock. The shares were sold at a price of $23.79 per share, which included accrued dividends of $0.51 per share through April 5, 2004, resulting in net proceeds of approximately $104.5 million. The proceeds were used for the retirement of debt.

     In August 2004, we completed the sale of an additional 2.3 million shares of our $1.95 Series A Cumulative Convertible Preferred Stock. The shares were sold at a price of $23.22 per share, which included accrued dividends of $0.28 per share through August 22, 2004, resulting in net proceeds of approximately $52 million. The proceeds were used for the retirement of debt.

7. Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Room revenue	$244,281	$231,579	$724,974	$674,542
Food and beverage revenue	42,418	38,843	131,510	121,348
Other operating departments	16,110	14,974	47,889	45,063

Total hotel operating revenues	$302,809	$285,396	$904,373	$840,953

     Over 99% of our revenue in 2003 and 2004 was comprised of hotel operating revenues, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 1% of our revenue was from retail space rental revenue and other sources in 2004 and 2003. During the three months ended September 30, 2004, we recorded $1 million of other revenue that we received in development fees from the successful completion of a condominium project.

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

     Included in total hotel operating revenue was $18.6 million and $7.8 million for the nine months ended September 30, 2004 and 2003, respectively, related to the consolidation of our joint venture with Interstate. This joint venture became consolidated on June 1, 2003 and it was accounted for by the equity method prior to June 2003.

     Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Room	$66,787	$62,142	$194,478	$174,788
Food and beverage	34,551	32,258	105,455	96,737
Other operating departments	7,993	6,893	24,045	20,415

Total hotel departmental expenses	$109,331	$101,293	$323,978	$291,940

     Other property operating costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Hotel general and administrative expense	$28,534	$26,325	$85,562	$79,517
Marketing	25,452	24,616	77,854	71,894
Repair and maintenance	16,739	16,106	50,716	46,743
Utilities	17,522	16,198	47,504	43,584

Total other property operating costs	$88,247	$83,245	$261,636	$241,738

     Included in hotel departmental expenses and other property operating costs are hotel employee compensation and benefit expenses of $100.0 million and $93.4 million for the three months ended September 30, 2004 and 2003, respectively, and $296.6 million and $271.7 million for the nine months ended September 30, 2004 and 2003, respectively.

     Included in total hotel departmental expenses and other property operating costs are $14.4 million and $6.1 million for the nine months ended September 30, 2004 and 2003, respectively, related to the consolidation of our joint venture with Interstate which became effective June 1, 2003.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Taxes, Insurance and Lease Expense

     Taxes, insurance and lease expense from continuing operations is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating lease expense (a)	$15,260	$15,651	$46,188	$43,503
Real estate and other taxes	10,139	10,882	32,853	34,451
Property, general liability insurance and other	3,817	4,372	10,709	12,838

Total taxes, insurance and lease expense	$29,216	$30,905	$89,750	$90,792

(a)	Includes lease expense associated with 15 hotels owned by unconsolidated entities. Included in lease expense with respect to these hotels are $6.5 million and $5.5 million in percentage rent for the three months ended September 30, 2004 and 2003, respectively, and $18.6 million and $14.6 million in percentage rent for the nine months ended September 30, 2004 and 2003, respectively.

9. Impairment Charges

     Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes. Accordingly, we consider our hotels to be components as defined by Statement of Financial Accounting Standards, or SFAS, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), for purposes of determining impairment charges and reporting discontinued operations. We recorded impairment charges under the provisions of the SFAS 144, of $33.0 million and $112.7 million ($28.5 million and $53.2 million in continuing operations and $4.5 million and $59.5 million in discontinued operations) for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, we recorded impairment charges of $33.0 million and $120.5 million ($28.5 million and $53.2 million in continuing operations and $4.5 million and $67.3 million in discontinued operations), respectively.

     Impairment of Assets Held for Sale - In accordance with SFAS 144, we do not consider hotels as “held for sale” until it is probable that the sale will be completed within one year. Once a hotel is “held for sale” the operations related to the hotel are included in discontinued operations. We consider a hotel as “held for sale” once we have executed a contract for sale, received a substantial non-refundable deposit and allowed the buyer to complete its due diligence review. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. Our previous experience selling hotels supports this policy. Held for sale assets are carried at the lower of depreciated historical cost or fair value, less selling costs.

     At September 30, 2004, we had six assets that were classified as held for sale. An impairment charge of $4.5 million was recorded for three of these assets to reduce their carrying value to fair value, less selling costs.

     Impairment of Assets Held for Investment - When testing for recoverability we generally use historical and projected cash flows over the expected hold period. When determining fair value for purposes of determining impairment we use a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets in specific markets. The estimated cash flows used to test for recoverability are undiscounted cash flow while the cash flows used for determining fair values are discounted using a reasonable capitalization rate or as earlier noted based on the local market conditions using recent sales of similar assets. Those hotels that fail the impairment test described in SFAS 144 are written down to their current estimated fair value, before any selling expenses. These hotels continue to be depreciated over their remaining useful lives.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Impairment Charges – (continued)

     The third quarter 2004 impairment charges included $28.5 million related to ten assets that were held for investment at the date of impairment. Two of these assets met the criteria of being held for sale following the end of the quarter. These two assets were written down to their fair value because the projected undiscounted cash flows for the remaining hold period, including the contract sales price, did not exceed their carrying value. With respect to one hotel, we entered into an option in the third quarter 2004 that would permit the option holder to purchase the hotel for substantially less than its carrying value. The remaining seven hotels experienced lower than expected operating results, compared to prior year and budget, and recently forecasted 2005 hotel operating margins continue to be depressed for these hotels. These seven hotels, among others, are currently being reviewed for possible disposition.

     The impairment charges recorded in 2003 related entirely to assets held for investment at the time of impairment. These impairment charges were primarily related to the third quarter decision to sell 11 IHG-managed hotels, following an amendment to the management agreements on these hotels.

     We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts or if we shorten our contemplated holding period for certain of our hotels.

10. Discontinued Operations

     Included in discontinued operations are the results of operations of the 13 hotels sold or otherwise disposed of in 2004, six hotels designated as held for sale at September 30, 2004, and 16 hotels disposed in 2003. Condensed financial information for the hotels included in discontinued operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Hotel operating revenue	$14,558	$39,972	$63,621	$119,700
Hotel operating expenses	14,660	40,082	61,431	120,703

Operating income (loss)	(102)	(110)	2,190	(1,003)
Direct interest costs	7	20	12	(637)
Gain on the early extinguishment of debt	—	351	—	1,611
Impairment loss	(4,529)	(59,498)	(4,529)	(67,322)
Lease termination expense	—	—	(4,900)	—
Gain (loss) on sale of assets	3,058	(399)	2,116	(882)
Minority interest	70	2,988	228	3,419

Loss from discontinued operations	$(1,496)	$(56,648)	$(4,883)	$(64,814)

     In the first quarter of 2004, we sold four hotels for net proceeds of $28.8 million. In the second quarter of 2004, we sold three hotels for net proceeds of $12.0 million and transferred our interest in one hotel to the ground lessor. In the third quarter, we sold five hotels for net proceeds of $26.0 million. From the disposition of these hotels, we recognized a net gain of $2.1 million and recorded a lease termination expense of $4.9 million.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Discontinued Operations – (continued)

     We leased the San Francisco Holiday Inn Select Downtown & Spa hotel under a lease that was scheduled to expire in December 2004. In May 2003, the lessor asserted that we were in default of our obligations for maintenance, repair and replacement under the lease, and asserted that the cost of correcting the alleged deficiencies was approximately $13.9 million. The lessor subsequently asserted that we were also in default of our capital expenditure obligations under the lease in the approximate amount of $3 million. In October 2003, we reached a partial settlement with the lessor, pursuant to which we paid the lessor $296,000 in full satisfaction and discharge of certain maintenance obligations that the lessor had valued in its original claim at $470,300. On May 3, 2004, we executed a settlement agreement. Under the terms of the settlement, we paid the lessor $5 million which has been recorded as lease termination expense in the accompanying financial statements. We transferred our interest in the hotel to the lessor as of June 30, 2004, and have been relieved of the obligation to make any additional capital improvements to the hotel and have received a full release of all known and unknown claims and further obligations under the lease. We have also received a release of termination liability to IHG under its management agreement with respect to this hotel upon its termination in connection with the above settlement. The operations of this hotel were included in discontinued operations for the three and nine months ended September 30, 2004 and 2003.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Loss from continuing operations	$(35,489)	$(69,269)	$(84,474)	$(102,397)
Less: Preferred dividends	(9,343)	(6,727)	(25,039)	(20,181)

Loss from continuing operations applicable to common stockholders	(44,832)	(75,996)	(109,513)	(122,578)
Discontinued operations	(1,496)	(56,648)	(4,883)	(64,814)

Net loss applicable to common stockholders	$(46,328)	$(132,644)	$(114,396)	$(187,392)

Denominator:
Denominator for basic earnings per share	59,075	58,690	58,993	58,609

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	59,075	58,690	58,993	58,609

Earnings (loss) per share data:
Basic:
Loss from continuing operations	$(0.76)	$(1.29)	$(1.86)	$(2.09)
Discontinued operations	(0.02)	(0.97)	(0.08)	(1.11)

Net loss	$(0.78)	$(2.26)	$(1.94)	$(3.20)

Diluted:
Loss from continuing operations	$(0.76)	$(1.29)	$(1.86)	$(2.09)
Discontinued operations	(0.02)	(0.97)	(0.08)	(1.11)

Net loss	$(0.78)	$(2.26)	$(1.94)	$(3.20)

     Securities that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted earnings per share, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Restricted shares granted but not vested	405	303	305	303
Series A convertible preferred shares	9,985	4,636	9,985	4,636

     Series A preferred dividends that would be excluded from net loss applicable to common stockholders, if these Series A preferred shares were dilutive, were $5.5 million and $2.9 million for the three months and $13.6 million and $8.7 million for the nine months ended September 30, 2004 and 2003, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Loss from continuing operations, as reported	$(35,489)	$(69,269)	$(84,474)	$(102,397)
Add stock based compensation included in the net loss, as reported	484	565	1,615	1,645
Less stock based compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(638)	(589)	(1,685)	(1,766)

Loss from continuing operations, pro forma	$(35,643)	$(69,293)	$(84,544)	$(102,518)

Basic and diluted net loss per common share:
As reported	$(0.76)	$(1.29)	$(1.86)	$(2.09)
Pro forma	$(0.76)	$(1.30)	$(1.86)	$(2.09)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     In the third quarter of 2004, revenue per available room, or RevPAR, for our consolidated hotel portfolio in continuing operations increased 4.6% compared to the same period last year, which was consistent with our previously disclosed guidance of a 4% to 6% increase. Through September 30, 2004, we had ten consecutive months with year-over-year RevPAR increases and our second quarterly year-over-year increase in average daily rates, or ADR, since the first quarter of 2001. The ADR of our hotel portfolio increased 2.7% and occupied rooms at our hotels, or occupancy, increased 1.9% for the quarter, compared to the same quarter last year. Hotel demand continues to strengthen and, similar to past lodging cycles, as demand increases, ADR improves. In the third quarter 2004, we experienced our first improvement in hotel operating margins since we acquired our hotel leases in 2001.

     We continue to invest in our core hotels to maintain their competitive position and to take advantage of the current recovery phase of the lodging cycle. During the first nine months of 2004, we incurred $64 million for capital improvements and replacements, and anticipate capital spending of approximately $100 million for the full year.

     The completion and sale of the 251-unit Margate condominium tower at the Kingston Plantation in Myrtle Beach, South Carolina, during the quarter concluded FelCor’s third successful condominium development project. This project resulted in an $11 million profit during the quarter. A fourth condominium project in Myrtle Beach is in the planning stages, with a completion date currently expected in the fall of 2006.

     At September 30, 2004, we had 22 remaining non-strategic hotels identified for sale (including six hotels held for sale), with expected proceeds of approximately $134 million, substantially all of which are expected to be sold over the next 15 months. Through November 1, 2004, we have completed the sale of three of the six hotels held for sale at September 30, 2004. During 2004 (through November 1), we have sold 15 hotels for $127 million, the proceeds of which were used to retire debt. For the remainder of 2004, proceeds from the sale of non-strategic hotels are currently estimated to be approximately $34 million, which we expect to use to retire additional debt. During the fourth quarter of 2004, we expect to recognize gains of approximately $18 million upon the sale of hotels.

Financial Comparison (in thousands of dollars, except RevPAR and hotel operating margin)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
RevPAR	$66.30	$63.36	$66.24	$63.06
Hotel operating margin(1)	19.7%	19.1%	20.1%	20.5%
Loss from continuing operations(2)	$(35,489)	$(69,269)	$(84,474)	$(102,397)
Funds From Operations (“FFO”)(1)(3)	$(18,610)	$(101,260)	$(24,536)	$(79,836)
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1)(3)	$31,447	$(50,259)	$126,202	$72,193

(1)	Included in the Financial Comparison are non-GAAP financial measures, including operating margin, FFO and EBITDA. Further discussion, and a detailed reconciliation, of these non-GAAP financial measures to our financial statements are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in the loss from continuing operations are the following amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Charge off of deferred debt costs	$1,920	$—	$6,094	$2,834
Loss (gain) on early extinguishment of debt	10,987	—	39,233	—
Gain from swap termination	—	—	(1,005)	—
Impairment loss	28,498	53,204	28,498	53,204
Hurricane loss	2,125	—	2,125	—

(3)	In accordance with the guidance provided by the Securities and Exchange Commission, or SEC, on non-GAAP financial measures, FFO and EBITDA have not been adjusted to add back the following items included in net loss for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Charge off of deferred debt costs	$1,920	$—	$6,094	$2,834
Loss (gain) on early extinguishment of debt	10,987	(351)	39,233	(1,611)
Lease termination cost	—	—	4,900	—
Gain from swap termination	—	—	(1,005)	—
Impairment loss	33,027	112,702	33,027	120,526

Results of Operations

Comparison of the Three Months Ended September 30, 2004 and 2003

     At September 30, 2004, we had 143 hotels included in our consolidated continuing operations, of which 16 had been identified as non-strategic. The 16 non-strategic hotels included in continuing operations at September 30, 2004, represented 11% of the rooms in our hotel portfolio but only 6% of our consolidated hotel operating profit.

     For the three months ended September 30, 2004, we recorded a loss from continuing operations of $35 million, or a loss per share from continuing operations of $0.76. Included in the loss from continuing operations for the quarter were impairment losses of $28 million ($0.48 per share), $13 million ($0.22 per share) of expenses associated with the early retirement of $179 million of senior notes and $2 million ($0.04 per share) of hurricane loss expenses. For the same period in 2003, we recorded a loss from continuing operations of $69 million, or a loss per share from continuing operations of $1.29. Results of continuing operations for the third quarter of 2003 included $53 million ($0.91 per share) of expenses related to impairment losses.

     Revenues from continuing operations for the third quarter were $305 million, reflecting an increase of $19 million, or 7%, compared to the same quarter in 2003. The increase in revenues was primarily related to a 4.6% increase in our hotel portfolio’s RevPAR, compared to the same quarter in 2003. Occupancy increased 1.9% to 67.7%, and ADR increased 2.7% to $98.00, compared to the same quarter of 2003. The increases in occupancy and ADR are attributable to the strengthening lodging market.

     Our third quarter 2004 hotel operating profit from continuing operations increased by 9%, to $60 million, compared to the same period in 2003. The 9% increase in hotel operating profit is nearly two times our RevPAR growth for the period. Hotel operating margin, which is hotel operating profit divided by hotel revenue, increased 60 basis points, to 19.7%. The improvement in hotel operating margin resulted principally from a decrease in property taxes and insurance, partially offset by an increase in labor related costs. Property tax expense decreased in the quarter, compared to the prior year, largely from reductions in assessed values and resolutions of prior year’s property tax appeals. The reduction in insurance expense, compared to the prior year, reflects the softening in the property insurance markets and reductions in general liability losses.

     Interest expense included in continuing operations decreased by 16%, to $35 million. The reduction in interest is related to a $213 million reduction in our outstanding debt, resulting from the early retirement of a portion of our senior notes, and a nearly 500 basis point reduction in average interest rate, compared to the third quarter of 2003.

     Included in the loss from continuing operations for the quarter was a $28 million impairment loss. The impairment loss included in continuing operations related to ten hotels. Seven of the hotels had significantly lower operating cash flows, compared to the prior year and budget, and the estimated holding period was reduced. With respect to one hotel, we entered into an option to sell it for less than its book value and for two hotels whose expected holding periods had been shortened, we recorded an impairment loss to reduce their carrying value to current estimated fair value.

     Equity in income from unconsolidated entities includes $10 million, representing our gain related to the development and sale of a 251-unit residential condominium in Myrtle Beach, South Carolina.

     Discontinued operations for the quarter represent the operating income, direct interest costs and gains or losses on sale of five hotels disposed during the quarter, six hotels that were designated as held for sale at September 30, 2004, and 16 hotels disposed of in 2003. Included in discontinued operations in the third quarter 2004 and 2003 were impairment charges of $5 million and $59 million, respectively.

Comparison of the Nine Months Ended September 30, 2004 and 2003

     For the nine months ended September 30, 2004, we recorded a loss from continuing operations of $84 million ($1.86 per share) compared to a loss in 2003 of $102 million ($2.09 per share). Results of continuing operations for the nine months ended September 30, 2004, included a $28 million ($0.48 per share) impairment loss, $45 million ($0.77 per share) of expenses associated with the early retirement of $679 million of senior notes, $2 million ($0.04 per share) of hurricane related expenses and a $1 million ($0.02 per share) gain from the termination of interest rate swaps. Included in the prior year loss from continuing operations was $53 million ($0.91 per share) of expenses related to impairment losses and the charge-off of deferred financing costs, net of a gain on early extinguishment of debt.

     Revenues from continuing operations for the nine months 2004 were $907 million, reflecting an increase of 8% compared to the same period in 2003. The increase in revenues was primarily related to the 5.0% increase in our hotel portfolio’s RevPAR, compared to the same period in 2003. Occupancy increased 3.5% to 67.0% and ADR increased 1.4% to $98.83, compared to the same quarter of 2003. The increases in occupancy and ADR are attributed to the strengthening lodging market.

     Included in total hotel operating revenue was $18.6 million and $7.8 million for the nine months ended September 30, 2004 and 2003, respectively, related to the consolidation of our joint venture with Interstate Hotels & Resorts. This joint venture became consolidated on June 1, 2003, and was accounted for by the equity method prior to that date.

     Our 2004 hotel operating profit from continuing operations for the nine months ended September 30, 2004, increased by $9.5 million over the same period in 2003. Operating margin decreased from 20.5% to 20.1%. We attribute the decrease in operating margin principally to increased labor-related costs, partially offset by improvements in property tax and insurance costs.

     Equity in income from unconsolidated entities includes $10 million, representing our gain related to the development and sale of a 251-unit residential condominium in Myrtle Beach, South Carolina.

     Discontinued operations for the nine months represent the operating income, direct interest costs and gains or losses on sale of 13 hotels disposed of during 2004, six hotels that were designated as held for sale at September 30, 2004, and 16 hotels disposed in 2003. Included in discontinued operations for the nine months of 2004 and 2003 are impairment charges of $5 million and $67 million, respectively.

Non-GAAP Financial Measures

Funds From Operations and EBITDA

     Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measures of performance to be helpful in evaluating a real estate company’s operations. Funds From Operations and Earnings Before Interest, Taxes, Depreciation, and Amortization are not measures of operating performance under GAAP. However, we consider FFO and EBITDA to be supplemental measures of a REIT’s performance and should be considered along with, but not as an alternative to, net income as a measure of our operating performance. FFO and EBITDA reflect additional ways of viewing our operations that we believe, when viewed in conjunction with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. Management strongly encourages investors to review our financial information in its entirety and not to rely on any single financial measure.

     The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

     EBITDA is a commonly used measure of performance in many industries. We define EBITDA as net income or loss (computed in accordance with GAAP) plus interest, income taxes, depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect EBITDA on the same basis.

     FFO and EBITDA should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. Neither should FFO, FFO per share or EBITDA be considered as measures of our liquidity or indicative of funds available for our cash needs, including our ability to make cash distributions. FFO per share does not measure, and should not be used as a measure of, amounts that accrue directly to the benefit of stockholders.

     The following tables detail our computation of FFO and EBITDA (in thousands):

Reconciliation of Net Loss to FFO
(in thousands, except per share and unit data)

	Three Months Ended September 30,
	2004			2003
			Per Share			Per Share
	Dollars	Shares	Amount	Dollars	Shares	Amount
Net loss	$(36,985)			$(125,917)
Preferred dividends	(9,343)			(6,727)

Net loss applicable to common stockholders	$(46,328)	59,075	$(0.78)	$(132,644)	58,690	$(2.26)
Depreciation from continuing operations	30,074	—	0.51	31,476	—	0.54
Depreciation from unconsolidated entities and discontinued operations	2,924	—	0.05	6,477	—	0.11
Loss (gain) on sale of assets	(3,058)	—	(0.05)	446	—	0.01
Minority interest in FelCor LP	(2,222)	2,903	(0.03)	(7,015)	3,161	(0.04)

FFO	$(18,610)	61,978	$(0.30)	$(101,260)	61,851	$(1.64)

	Nine Months Ended September 30,
	2004			2003
			Per Share			Per Share
	Dollars	Shares	Amount	Dollars	Shares	Amount
Net loss	$(89,357)			$(167,211)
Preferred dividends	(25,039)			(20,181)

Net loss applicable to common stockholders	$(114,396)	58,993	$(1.94)	$(187,392)	58,609	$(3.20)
Depreciation from continuing operations	88,445	—	1.50	95,009	—	1.62
Depreciation from unconsolidated entities and discontinued operations	9,238	—	0.16	21,836	—	0.37
Loss (gain) on sale of assets	(2,116)	—	(0.04)	776	—	0.01
Minority interest in FelCor LP	(5,707)	2,989	(0.08)	(10,065)	3,234	(0.09)

FFO	$(24,536)	61,982	$(0.40)	$(79,836)	61,843	$(1.29)

Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Charge off of deferred debt costs	$1,920	$—	$6,094	$2,834
Loss (gain) on early extinguishment of debt	10,987	(351)	39,233	(1,611)
Gain on swap termination	—	—	(1,005)	—
Lease termination expense from asset	—	—	4,900	—
Impairment	33,027	112,702	33,027	120,526

Reconciliation of Net Loss to EBITDA
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(36,985)	$(125,917)	$(89,357)	$(167,211)
Depreciation from continuing operations	30,074	31,476	88,445	95,009
Depreciation from unconsolidated entities and discontinued operations	2,924	6,477	9,238	21,836
Minority interest in FelCor Lodging LP	(2,222)	(7,015)	(5,707)	(10,065)
Interest expense	35,893	42,793	118,073	124,560
Interest expense from unconsolidated entities and discontinued operations	1,170	1,362	3,895	6,419
Amortization expense	593	565	1,615	1,645

EBITDA	$31,447	$(50,259)	$126,202	$72,193

Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Charge off of deferred debt costs	$1,920	$—	$6,094	$2,834
Loss (gain) on early extinguishment of debt	10,987	(351)	39,233	(1,611)
Gain on swap termination	—	—	(1,005)	—
Lease termination expense from asset	—	—	4,900	—
Impairment	33,027	112,702	33,027	120,526

Hotel Operating Profit and Hotel Operating Margin

     Hotel operating profit and hotel operating margin are commonly used non-GAAP measures of performance that we utilize to measure the relative performance of our individual hotels and groups of hotels and to give investors a more complete understanding of the operating results directly related to our hotels. We believe that hotel operating profit and operating margin are useful to investors by providing greater transparency with respect to significant measures used by management in its financial and operational decision-making.

Hotel Operating Profit
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total revenue	$304,975	$285,617	$906,963	$841,791
Retail space rental and other revenue	2,166	221	2,590	838

Hotel revenue	302,809	285,396	904,373	840,953
Hotel operating expenses	243,064	230,818	722,854	668,958

Hotel operating profit	$59,745	$54,578	$181,519	$171,995

Hotel operating margin	19.7%	19.1%	20.1%	20.5%
Reconciliation of total operating expenses to hotel operating expenses:
Total operating expenses	$276,929	$265,593	$822,868	$774,426
Corporate expenses	(3,791)	(3,299)	(11,569)	(10,459)
Depreciation	(30,074)	(31,476)	(88,445)	(95,009)

Hotel operating expenses	$243,064	$230,818	$722,854	$668,958

Reconciliation of Net Loss to Hotel Operating Profit
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(36,985)	$(125,917)	$(89,357)	$(167,211)
Discontinued operations	1,496	56,648	4,883	64,814
Equity in income from unconsolidated entities	(12,019)	(1,674)	(15,692)	(2,252)
Loss (gain) on sale of assets	(1,094)	47	(1,094)	(106)
Minority interests	(2,230)	(4,587)	(5,800)	(7,068)
Interest expense, net	35,348	42,303	116,210	123,150
Charge-off of deferred financing costs	1,920	—	6,094	2,834
Loss on early extinguishment of debt	10,987	—	39,233	—
Hurricane loss	2,125	—	2,125	—
Swap termination costs	—	—	(1,005)	—
Impairment loss	28,498	53,204	28,498	53,204
Corporate expenses	3,791	3,299	11,569	10,459
Depreciation	30,074	31,476	88,445	95,009
Retail space rental and other revenue	(2,166)	(221)	(2,590)	(838)

Hotel operating profit	$59,745	$54,578	$181,519	$171,995

Reconciliation of Ratio of Operating Income to Total Revenue to Hotel Operating Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Ratio of operating income to total revenue	9.2%	7.0%	9.3%	8.0%
Less:
Retail space and rental and other revenue	(0.7)	(0.0)	(0.3)	(0.1)
Plus:
Corporate expenses	1.2	1.1	1.3	1.3
Depreciation	10.0	11.0	9.8	11.3

Hotel operating margin	19.7%	19.1%	20.1%	20.5%

Hotel Portfolio Composition

     The following table sets forth the reconciliation between the hotels owned at June 30, 2004 and those owned at September 30, 2004.

	Hotels Held	Hotels in
	for Sale	Continuing Operations
Hotels owned at June 30, 2004	1	153
Dispositions in the third quarter 2004:
Holiday Inn — Beaumont, Texas
Holiday Inn — Midland, Texas
Beaver Creek Lodge — Avon, Colorado
Holiday Inn Express & Suites — Omaha, Nebraska
Holiday Inn — Albuquerque, New Mexico
Total dispositions in the third quarter 2004	(1)	(4)
Held for sale at September 30, 2004(a)	6	(6)

Hotels owned at September 30, 2004	6	143

     (a) Three of these hotels have been sold in the fourth quarter 2004, through November 1, 2004

          The hotels disposed of during the third quarter generated aggregate gross proceeds of approximately $28 million and resulted in a gain from the sale of assets of $3 million during the quarter.

     The following tables set forth, as of September 30, 2004, for our consolidated hotel portfolio of 143 hotels included in continuing operations, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment.

			% of	% of 2003 Hotel
Brand	Hotels	Rooms	Total Rooms	Operating Profit(b)
Embassy Suites	56	14,279	36%	50%
Holiday Inn-branded	39	12,769	32	24
Sheraton-branded	10	3,269	8	9
Crowne Plaza	12	4,025	10	6
Doubletree-branded	10	2,206	6	6
Other	16	3,432	8	5

			% of	% of 2003 Hotel
Top Markets	Hotels	Rooms	Total Rooms	Operating Profit
Atlanta	12	3,514	9%	8%
Dallas	13	3,789	9	5
Los Angeles Area	6	1,492	4	5
Boca Raton/Ft. Lauderdale	4	1,118	3	4
New Orleans	2	746	2	4
San Francisco Bay Area	8	2,690	7	4
Orlando	6	2,219	6	4
Minneapolis	4	955	2	3
San Diego	1	600	2	3
Phoenix	4	1,016	3	3
Houston	8	1,969	5	3
Chicago	4	1,239	3	3
Philadelphia	3	1,174	3	3

			% of	% of 2003 Hotel
Top Four States	Hotels	Rooms	Total Rooms	Operating Profit
California	19	5,593	14%	16%
Texas	35	8,284	21	14
Florida	16	5,343	13	11
Georgia	14	3,868	10	9

			% of	% of 2003 Hotel
Location	Hotels	Rooms	Total Rooms	Operating Profit
Suburban	66	16,818	42%	40%
Urban	31	9,628	24	27
Airport	28	8,509	21	21
Resort	11	3,605	9	10
Highway	7	1,420	4	2

			% of	% of 2003 Hotel
Segment	Hotels	Rooms	Total Rooms	Operating Profit
Upscale all-suite	69	17,145	43%	58%
Full service	40	13,004	33	24
Upscale	25	8,263	21	17
Limited service	9	1,568	3	1

			% of	% of 2003 Hotel
	Hotels	Rooms	Total Rooms	Operating Profit
Core Hotels	127	35,734	89%	96%
Non-Strategic Hotels,(a)	16	4,246	11	4

(a)	Excludes six hotels that met the “held for sale” accounting requirements, and were included in discontinued operations.

(b)	A detailed description of Hotel Operating Profit is contained in the “Non-GAAP Financial Measures” section found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Hotel Operating Statistics

     The following tables set forth historical occupancy, ADR and RevPAR at September 30, 2004 and 2003, and the percentage changes therein between the periods presented, for our 143 consolidated hotels included in continuing operations:

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Variance	2004	2003	% Variance
Embassy Suites Hotels	71.1	69.6	2.2	70.9	68.5	3.4
Holiday Inn-branded hotels	68.1	66.5	2.3	66.1	64.2	3.0
Sheraton-branded hotels	64.2	61.5	4.3	64.8	60.3	7.5
Crowne Plaza hotels	66.6	63.5	4.9	64.5	61.2	5.3
Doubletree-branded hotels	66.3	68.2	(2.8)	68.3	67.0	1.9
Other hotels	57.3	59.4	(3.5)	58.6	57.7	1.6
Total hotels	67.7	66.4	1.9	67.0	64.7	3.5

	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Variance	2004	2003	% Variance
Embassy Suites Hotels	115.84	113.65	1.9	117.56	116.27	1.1
Holiday Inn-branded hotels	80.54	79.39	1.5	81.11	80.09	1.3
Sheraton-branded hotels	97.70	91.91	6.3	97.36	94.79	2.7
Crowne Plaza hotels	94.02	91.52	2.7	93.22	93.23	0.0
Doubletree-branded hotels	102.75	96.92	6.0	103.90	101.17	2.7
Other hotels	85.20	81.06	5.1	84.04	81.16	3.5
Total hotels	98.00	95.45	2.7	98.83	97.42	1.4

	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Variance	2004	2003	% Variance
Embassy Suites Hotels	82.35	79.07	4.1	83.30	79.66	4.6
Holiday Inn-branded hotels	54.82	52.81	3.8	53.64	51.45	4.3
Sheraton-branded hotels	62.70	56.56	10.9	63.05	57.12	10.4
Crowne Plaza hotels	62.58	58.08	7.7	60.10	57.06	5.3
Doubletree-branded hotels	68.11	66.12	3.0	70.98	67.82	4.7
Other hotels	48.81	48.15	1.4	49.29	46.83	5.3
Total hotels	66.30	63.36	4.6	66.24	63.06	5.0

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Variance	2004	2003	% Variance
Atlanta	73.1	69.9	4.5	68.9	66.7	3.4
Dallas	48.0	47.2	1.8	50.6	47.9	5.7
Los Angeles Area	71.2	72.7	(2.1)	70.2	71.5	(1.9)
Boca Raton/Ft. Lauderdale	75.9	65.5	15.8	79.9	73.4	8.9
New Orleans	55.7	60.0	(7.2)	65.7	65.0	1.1
San Francisco Bay Area	73.1	71.7	1.9	67.5	65.7	2.7
Orlando	78.5	69.3	13.3	77.9	69.8	11.6
Minneapolis	77.8	75.1	3.6	70.0	66.3	5.5
San Diego	83.8	88.2	(5.0)	84.5	81.1	4.2
Phoenix	56.4	55.0	2.5	67.6	67.3	0.5
Houston	61.5	66.1	(6.9)	67.6	65.6	3.0
Chicago	73.2	75.3	(2.7)	70.6	68.7	2.7
Philadelphia	71.5	65.7	8.8	66.9	61.8	8.1

	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Variance	2004	2003	% Variance
Atlanta	85.76	83.31	2.9	86.80	85.52	1.5
Dallas	89.90	85.50	5.1	89.63	88.08	1.8
Los Angeles Area	115.59	105.86	9.2	111.43	103.10	8.1
Boca Raton/Ft. Lauderdale	93.98	89.34	5.2	114.48	114.87	(0.3)
New Orleans	101.44	106.25	(4.5)	133.29	131.24	1.6
San Francisco Bay Area	115.70	113.90	1.6	112.89	113.11	(0.2)
Orlando	70.50	65.98	6.8	76.39	74.25	2.9
Minneapolis	129.79	125.02	3.8	124.89	123.01	1.5
San Diego	119.73	114.55	4.5	119.72	117.36	2.0
Phoenix	84.84	80.18	5.8	104.53	98.33	6.3
Houston	66.99	67.72	(1.1)	70.30	70.52	(0.3)
Chicago	109.05	108.78	0.2	104.51	108.52	(3.7)
Philadelphia	108.22	105.55	2.5	105.27	105.27	0.3

	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Variance	2004	2003	% Variance
Atlanta	62.67	58.26	7.6	59.85	57.03	5.0
Dallas	43.19	40.33	7.1	45.34	42.18	7.5
Los Angeles Area	82.28	76.99	6.9	78.17	73.71	6.1
Boca Raton/Ft. Lauderdale	71.33	58.54	21.9	91.52	84.35	8.5
New Orleans	56.47	63.74	(11.4)	87.64	85.37	2.7
San Francisco Bay Area	84.54	81.68	3.5	76.15	74.33	2.4
Orlando	55.33	45.71	21.0	59.52	51.83	14.8
Minneapolis	100.93	93.86	7.5	87.38	81.58	7.1
San Diego	100.38	101.07	(0.7)	101.18	95.18	6.3
Phoenix	47.85	44.12	8.4	70.70	66.20	6.8
Houston	41.22	44.76	(7.9)	47.53	46.29	2.7
Chicago	79.84	81.90	(2.5)	73.82	74.60	(1.1)
Philadelphia	77.40	69.35	11.6	70.57	65.08	8.4

Liquidity and Capital Resources

     Our principal source of cash to meet our cash requirements, including distributions to stockholders and repayments of indebtedness, is from the results of operations of our hotels. For the nine months ended September 30, 2004, net cash flow provided by operating activities, consisting primarily of hotel operations, was $54 million. At September 30, 2004, we had cash and cash equivalents of approximately $154 million. Included in cash and cash equivalents is approximately $39 million utilized to meet our hotel minimum working capital requirements.

     We currently expect that our cash flow provided by operating activities for 2004 will be approximately $101 million to $103 million (full year 2003 cash flow from operating activities was $48 million). Our cash flow forecasts assume a full year RevPAR increase of 4.75% to 5.25% and operating margin of approximately 19.0% to 19.5%. For 2004, our current operating plan contemplates preferred dividend payments of $35 million, capital expenditures of approximately $100 million ($64 million had been incurred through September 30, 2004), $17 million in normal recurring principal payments and proceeds of approximately $161 million from the sale of non-strategic hotels ($70 million was received through September 30, 2004 and $57 million was received in the fourth quarter through November 1, 2004). We currently anticipate that our board of directors will defer the resumption of common dividends until the anticipated recovery in our business is more firmly established, and to determine the amount of preferred dividends, if any, for each quarterly period, based upon the actual operating results of that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.

     In September 2003, we completed an amendment to the InterContinental Hotels Group, or IHG, management agreement covering 78 of our hotels, pursuant to which we extended the term of the management contracts on 27 hotels from 2013 to 2018 and, in exchange, we received from IHG a credit of approximately $25 million, subject to increase under certain circumstances, to apply to the satisfaction of the liquidated damages otherwise payable to IHG upon the sale of 35 IHG managed hotels. We agreed that the proceeds of hotel sales for which the credit was utilized would be applied to the reduction of our debt. In the fourth quarter of 2004, we utilized the remaining balance of the $25 million credit available to us. As a result of the full utilization of this credit, we will again be required to reinvest the proceeds from the sale of IHG managed hotels in other hotels to be managed by IHG or pay substantial termination fees. As of November 1, 2004, our reinvestment in IHG managed hotels exceeded our reinvestment obligation by $13 million. However, anticipated sales of hotels during the remainder of the fourth quarter of 2004 are expected to result in our reinvestment obligations exceeding our reinvestment in IHG hotels made through November 1, 2004.

     At September 30, 2004, approximately 29% of our outstanding debt had variable interest rates based on LIBOR. Variable interest rates have recently been increasing and based on our debt outstanding at September 30, 2004, a one percent increase in LIBOR would increase our interest expense by $5.3 million annually.

     In March 2004, we elected to terminate our line of credit, which resulted in the first quarter charge-off of unamortized loan costs of $0.2 million.

     In April 2004, we completed the sale of 4,600,000 shares of our $1.95 Series A Cumulative Convertible Preferred Stock. The shares were sold at a price of $23.79 per share, which included accrued dividends of $0.51 per share through April 5, 2004, resulting in net proceeds to us of approximately $105 million. In August 2004, we completed the sale of an additional 2,300,000 of our Series A preferred stock. These shares were sold at a price of $23.22 per share, which included accrued dividends of $0.28 per share through August 22, 2004, resulting in proceeds to us of approximately $52 million. The proceeds of both offerings were used to retire senior unsecured debt.

     In May 2004, we issued $175 million in aggregate principal amount of Senior Floating Notes due 2011, or 2011 Notes. We received net proceeds of $174.1 million. The 2011 Notes will mature on June 1, 2011 and bear interest, adjusted semi annually, at the six-month LIBOR, plus 4.25%. The Notes are callable on or after December 1, 2006, and will rank equally with our other existing senior unsecured debt. In July 2004, we issued an additional $115 million of the 2011 Notes. The proceeds were used to retire senior unsecured debt.

     In June 2004, we redeemed all $175 million in principal amount of our outstanding 7.375% Senior Notes due 2004. The redemption price was $1,018.14 per $1,000 of the principal amount plus accrued interest. With the retirement of this debt, we recorded a loss on redemption of $3.2 million and wrote off $0.3 million of debt issue costs. The loss was partially offset by a $1 million gain on the unwinding of the swaps tied to this debt.

     During the second and third quarter of 2004, we purchased $504 million principal amount of our 9.5% Senior Notes due 2008 (which currently bear interest at 10% as a result of the 2003 downgrade of the credit ratings on our senior notes) through tender offers, redemptions and purchases in the open market. With the partial retirement of this debt, we recorded a loss on early extinguishment of debt of $36 million ($33.6 million related to the premium paid in excess of par and $2.4 million related to the unamortized discount) and wrote off debt issue costs of $5.5 million. In October 2004, we called for redemption an additional $50 million of the senior notes due 2008. We currently expect to retire the remaining $46 million of these senior notes in 2004, or early 2005, using cash on hand, proceeds from asset sales or proceeds from other capital transactions.

     In June 2003, we entered into a new secured delayed draw facility with JPMorgan Chase Bank for up to $200 million. At June 30, 2004, we had drawn down $169 million on this facility (collateralized by 14 hotels) and in July 2004, an additional $25 million was funded under the facility and an additional hotel was added to the collateral. The amount drawn under the facility has been converted into: (i) $107 million of nine separate fixed rate CMBS loans secured by nine hotels with a weighted average interest rate of 6.5% and with maturity dates ranging from 2009 to 2014, and (ii) $87 million of a cross-collateralized floating rate CMBS loan secured by six hotels with an interest rate of LIBOR plus 2.11% and with a maturity date of 2014. On July 28, 2004, we cancelled the balance of the $200 million facility.

     At September 30, 2004, we had aggregate mortgage indebtedness of approximately $1.0 billion that was secured by 79 of our consolidated hotels with an aggregate book value of approximately $1.8 billion. Substantially all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse provisions. Loans secured by 41 hotels provide for lock-box arrangements. With respect to loans secured by 23 of these hotels, if the debt service coverage ratios fall below certain levels, the lender is entitled to apply the revenues from the hotels securing the loan to satisfy current requirements for debt service, taxes, insurance and other reserves, before the balance of the revenues, if any, would be available to the owner to pay the expenses of hotel operations and provide a return to the owner. Eight of these 23 hotels, which accounted for 2% of our total revenues in 2003, are currently below the prescribed debt service coverage ratios and are subject to these lock-box requirements.

     With respect to loans secured by the remaining 18 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a similar lock-box arrangement if a specified debt service coverage ratio was not met. The mortgage loans secured by 16 of these 18 hotels also provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Ten of these 18 hotels, which accounted for 6% of our total revenues in 2003, are currently below the applicable debt service coverage ratio and are subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements.

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

     If actual operating results fail to meet our current expectations, as reflected in our current public guidance, or if interest rates increase unexpectedly, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes. In such an event, we may be prohibited from utilizing the undrawn amounts currently available to us under our secured debt facility, except to repay or refinance maturing debt with similar priority in the capital structure, and may be prohibited from, among other things, incurring any additional indebtedness or paying dividends on our preferred or common stock, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income. In the event of our failure of this incurrence test, based upon our current estimates of taxable income for 2004, we would be unable to distribute the full amount of dividends accruing under our outstanding preferred stock in 2004 and, accordingly, could pay no dividends on our common stock. However, based on our operating results to date and our current estimates for the remainder of 2004, we do not anticipate a violation of this incurrence test.

     We currently anticipate that we will continue to meet our financial covenant and incurrence tests under the RevPAR guidance provided by us at our third quarter earnings conference call on October 28, 2004. For the fourth quarter of 2004, we currently anticipate that our portfolio RevPAR will be 4% to 6% above the comparable period of the prior year. The RevPAR increase for the first 21 days of October 2004, compared to the same period in 2003, was approximately 7.6%. We currently anticipate that full year 2004 hotel portfolio RevPAR will increase approximately 4.75% to 5.25%. For 2004 we expect to make capital expenditures of approximately $100 million, and we anticipate selling approximately $161 million in non-strategic hotels. We estimate that our net loss applicable to common stockholders for 2004 will be in the range of ($143) to ($141) million or ($2.42) to ($2.38) per share. The estimated losses include $85 million ($1.36 per share) of impairment charges and costs associated with the early retirement of senior debt. FFO loss per share, for the year 2004, is anticipated to be within the range of ($0.35) to ($0.32), and EBITDA is expected to be within the range of $175 to $177 million. No transaction gains or losses are included in these estimates.

     FFO and EBITDA are non-GAAP financial measures as previously discussed under the caption “Non-GAAP Financial Measures” elsewhere in this Quarterly Report on Form 10-Q and reference is made to that discussion. Following is our reconciliation of FFO, FFO per share and EBITDA to the corresponding GAAP financial measure.

Reconciliation of Estimated Net Loss to Estimated FFO and EBITDA
(in millions, except per share and unit data)

	Fourth Quarter 2004 Guidance (b)
	Low Guidance		High Guidance
		Per Share		Per Share
Estimated	Dollars	Amount(a)	Dollars	Amount(a)
Net loss applicable to common stockholders	$(29)	$(0.49)	$(27)	$(0.45)
Depreciation	32		32
Minority interest in FelCor LP	(1)		(1)

FFO	$2	$0.04	$4	$0.07

Net loss applicable to common stockholders	$(29)		$(27)
Depreciation	32		32
Minority interest in FelCor LP	(1)		(1)
Interest expense	36		36
Amortization expense	1		1
Preferred dividends	10		10

EBITDA	$49		$51

(a)	Weighted average shares are 59.1 million. Adding minority interest and unvested restricted stock of 3.2 million shares to weighted average shares, provides the weighted average shares and units of 62.3 million used to compute FFO per share.

(b)	Included in net loss and FFO guidance are the following (in millions):

	Fourth Quarter 2004
		Per Share
	Dollars	Amount
Loss on extinguishment of debt	$2
Charge off of debt costs	1

Total	$3	$0.04

Reconciliation of Estimated Net Loss to Estimated FFO and EBITDA
(in millions, except per share and unit data)

	Full Year 2004 Guidance(b)
	Low Guidance		High Guidance
		Per Share		Per Share
	Dollars	Amount(a)	Dollars	Amount (a)
Net loss applicable to common stockholders	$(143)	$(2.42)	$(141)	$(2.38)
Depreciation	130		130
Gain from sales of assets	(2)		(2)
Minority interest in FelCor LP	(7)		(7)

FFO	$(22)	$(0.35)	$(20)	$(0.32)

Net loss applicable to common stockholders	$(143)		$(141)
Depreciation	130		130
Minority interest in FelCor LP	(7)		(7)
Interest expense	158		158
Amortization expense	2		2
Preferred dividends	35		35

EBITDA	$175		$177

(a)	Weighted average shares are 59.1 million. Adding minority interest and unvested restricted stock of 3.2 million shares to weighted average shares, provides the weighted average shares and units of 62.3 million used to compute FFO per share.

(b)	Included in net loss and FFO guidance are the following (in millions):

	Full Year 2004
		Per Share
	Dollars	Amount
Loss on extinguishment of debt	$42
Charge off of debt costs	6
Gain on swap termination	(1)
Impairment losses	33
Lease termination	5

Total	$85	$1.36

Quantitative and Qualitative Disclosures About Market Risk

     At September 30, 2004, approximately 71% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

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

Expected Maturity Date
at September 30, 2004
(dollars in thousands)

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$4,472	$26,326	$17,155	$260,852	$111,950	$874,229	$1,294,984	$1,343,791
Average interest rate	7.67%	7.59%	7.84%	7.47%	9.71%	8.31%	8.24%
Floating rate:
Debt	1,310	5,392	143,018	2,015	17,619	369,187	538,541	538,541
Average interest rate(a)	4.00%	4.00%	4.12%	3.74%	3.97%	5.39%	4.98%
Total debt	$5,782	$31,718	$160,173	$262,867	$129,569	$1,243,416	1,833,525
Average interest rate	6.84%	6.98%	4.52%	7.44%	8.93%	7.45%	7.29%
Net discount							(5,264)
Total debt							$1,828,261

(a)	The average floating rate of interest represents the implied forward rate in the yield curve at September 30, 2004.

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

Disclosure Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks”, or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements. Among these factors are:

•	general economic and lodging industry conditions, including the anticipated continuation and magnitude of the current recovery in the economy, the realization of anticipated job growth, the impact of the United States’ military involvement in the Middle East and elsewhere, future acts of terrorism, and the impact on the travel industry of high fuel costs and increased security precautions;

•	our overall debt levels and our ability to obtain new financing and service debt;

•	our inability to retain earnings;

•	our liquidity and capital expenditures;

•	our growth strategy and acquisition activities;

•	our inability to sell the hotels held for sale at anticipated prices; and

•	competitive conditions in the lodging industry.

     In addition, these forward-looking statements are necessarily dependent upon assumptions and estimates that may prove to be incorrect. Accordingly, while we believe that the plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. The forward-looking statements included in this report, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the risk factors and cautionary statements discussed in our filings under the Securities Act of 1933 and the Securities Exchange Act of 1934. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information and disclosures regarding market risks applicable to us is incorporated herein by reference to the discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Quantitative and Qualitative Disclosures About Market Risks” contained elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer who, in the absence of a chief financial officer, is acting as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and acting principal financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective, such that the information relating to us required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting.

     There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     During the third quarter 2003, we issued an aggregate of 243,530 shares of our common stock, all of which were issued to a holder of FelCor LP units upon redemption of a like number of units. For the foregoing issuance of shares of common stock by us, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act, since the transaction did not involve a public offering.

Item 5. Other Information

     On October 13, 2004, FelCor Lodging Trust Incorporated, or the Company, announced the appointment of Richard A. Smith as Executive Vice President and Chief Financial Officer of the Company. Mr. Smith is anticipated to commence employment with the Company on November 15, 2004.

     Mr. Smith, age 42, has been the executive vice president and chief financial officer of Wyndham International since April 2000, where he has been responsible for finance strategy and operations. Mr. Smith joined Wyndham International in September 1999 as senior vice president and treasurer, overseeing capital market activity, corporate banking relationships, cash management, risk management and debt compliance. Prior to his tenure at Wyndham International, Mr. Smith was vice president, corporate finance at Starwood Hotels & Resorts Worldwide, Inc. He also previously worked for Atlantic Richfield Company and Coopers & Lybrand. He was licensed as a CPA in Tennessee in 1991 and in California in 1993.

     On October 27, 2004, Richard C. North resigned from his position as a Class II director of the board of directors of the Company.

     In connection with Mr. North’s resignation, the board of directors of the Company approved a reduction in the number of its directors from ten to nine. Additionally, in order to make the number of directors in each class as equal as possible after giving effect to Mr. North’s resignation, the board of directors of the Company reclassified Michael D. Rose from a Class I director to a Class II director, with his consent. The terms of Class I directors and Class II directors expire at the annual meetings of stockholders to be held in 2007 and 2005, respectively.

     As a result of these actions, the Company’s nine-member board of directors is equally divided among its three classes.

     The foregoing disclosures were previously reported in our Current Reports on Form 8-K dated October 13, 2004 and October 27, 2004.

Item 6. Exhibits.

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

Dated: November 8, 2004

FELCOR LODGING TRUST INCORPORATED

By:	/s/ Lester C. Johnson Lester C. Johnson
Senior Vice President and
Principal Accounting Officer