Form 10-Q
period 2006-03-31
FelCor Lodging Trust Inc
filed 2006-05-10
CIK 923603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
     The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on May 1, 2006, was 60,893,671.

FELCOR LODGING TRUST INCORPORATED

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Investment in hotels, net of accumulated depreciation of $731,277 at March 31, 2006 and $754,502 at December 31, 2005	$2,430,191	$2,587,379
Investment in unconsolidated entities	109,160	109,262
Cash and cash equivalents	75,796	94,564
Restricted cash	18,966	18,298
Accounts receivable, net of allowance for doubtful accounts of $994 at March 31, 2006 and $2,203 at December 31, 2005	60,577	54,815
Deferred expenses, net of accumulated amortization of $12,807 at March 31, 2006 and $12,150 at December 31, 2005	11,664	12,423
Condominium development project	23,353	13,051
Other assets	27,830	29,301

Total assets	$2,757,537	$2,919,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, net of discount of $2,686 at March 31, 2006 and $2,982 at December 31, 2005	$1,500,266	$1,675,280
Distributions payable	17,685	8,596
Accrued expenses and other liabilities	150,009	138,017

Total liabilities	1,667,960	1,821,893

Commitments and contingencies

Minority interest in FelCor LP, 2,355 and 2,763 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively	21,238	25,393

Minority interest in other partnerships	39,877	40,014

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at March 31, 2006 and December 31, 2005	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at March 31, 2006 and December 31, 2005	169,412	169,412
Common stock, $.01 par value, 200,000 shares authorized and 69,441 shares issued, including shares in treasury, at March 31, 2006 and December 31, 2005, respectively	695	694
Additional paid-in capital	2,074,112	2,081,869
Accumulated other comprehensive income	19,311	19,602
Accumulated deficit	(1,381,658)	(1,372,720)
Less: Common stock in treasury, at cost, of 8,519 and 9,231 shares at March 31, 2006 and December 31, 2005, respectively	(162,772)	(176,426)

Total stockholders’ equity	1,028,462	1,031,793

Total liabilities and stockholders’ equity	$2,757,537	$2,919,093

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(unaudited, in thousands, except for per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Hotel operating revenue	$311,876	$268,985
Retail space rental and other revenue	134	156

Total revenues	312,010	269,141

Expenses:
Hotel departmental expenses	102,410	92,146
Other property operating costs	89,085	79,999
Management and franchise fees	16,569	13,321
Taxes, insurance and lease expense	30,631	29,224
Corporate expenses	5,804	4,540
Depreciation	27,351	26,922

Total operating expenses	271,850	246,152

Operating income	40,160	22,989
Interest expense, net	(30,834)	(31,869)
Charge-off of deferred financing costs	(667)	—

Income (loss) before equity in income of unconsolidated entities, minority interests and gain on sales of assets	8,659	(8,880)
Equity in income from unconsolidated entities	1,948	1,131
Minority interests	150	917

Income (loss) from continuing operations	10,757	(6,832)
Discontinued operations	(905)	(1,182)

Net income (loss)	9,852	(8,014)
Preferred dividends	(9,678)	(10,091)

Net income (loss) applicable to common stockholders	$174	$(18,105)

Basic and diluted earnings (loss) per common share data:
Net earnings (loss) from continuing operations	$0.02	$(0.28)

Net earnings (loss)	$—	$(0.30)

Basic weighted average common shares outstanding	59,660	59,416

Diluted weighted average common shares outstanding	59,976	59,416

Cash dividend declared on common stock	$0.15	$—

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2006 and 2005
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$9,852	$(8,014)
Unrealized holding gains from interest rate swaps	360	1,627
Foreign currency translation adjustment	(652)	(244)

Comprehensive income (loss)	$9,560	$(6,631)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$9,852	$(8,014)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,351	30,497
Loss (gain) on sale of assets	1,077	(20)
Amortization of deferred financing fees	774	839
Accretion of debt, net of discount	296	288
Amortization of unearned compensation	990	597
Equity in income from unconsolidated entities	(1,948)	(1,131)
Distributions of income from unconsolidated entities	510	150
Asset disposition costs	—	1,300
Impairment loss	—	559
Charge-off of deferred financing costs	667	—
Minority interests	(190)	(972)
Changes in assets and liabilities:
Accounts receivable	(5,950)	(7,348)
Restricted cash – operations	(1,348)	82
Other assets	1,659	1,261
Accrued expenses and other liabilities	16,477	20,059

Net cash flow provided by operating activities	50,217	38,147

Cash flows (used in) provided by investing activities:
Improvements and additions to hotels	(34,037)	(26,723)
Additions to condominium project	(10,295)	—
Proceeds from sale of assets	6,773	385
Decrease (increase) in restricted cash – investing	(752)	8,568
Cash distributions from unconsolidated entities	1,540	1,446
Capital contributions to unconsolidated entities	—	(700)

Net cash flow provided by (used in) investing activities	(36,771)	(17,024)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	54,526	—
Repayment of borrowings	(79,844)	(5,201)
Payment of deferred financing fees	(682)	(52)
Decrease in restricted cash – financing	2,825	—
Preferred stock offering expenses	—	(155)
Exercise of stock options	626	—
Contributions from minority interest holders	860	579
Distributions paid to other partnerships’ minority interests	(800)	—
Distributions paid to preferred stockholders	(9,678)	(10,091)
Distributions paid to common stockholders	(24)	—

Net cash flow used in financing activities	(32,191)	(14,920)
Effect of exchange rate changes on cash	(23)	(7)

Net change in cash and cash equivalents	(18,768)	6,196
Cash and cash equivalents at beginning of periods	94,564	119,310

Cash and cash equivalents at end of periods	$75,796	$125,506

Supplemental cash flow information —
Interest paid	$17,125	$16,685

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     In 1994, FelCor Lodging Trust Incorporated, or FelCor, went public as a real estate investment trust, or REIT, with six hotels and a market capitalization of $120 million. We are now one of the nation’s largest public lodging REITs, based on total assets and number of hotels owned, holding ownership interests in 122 hotels at March 31, 2006. We are the owner of the largest number of Embassy Suites Hotels® and Doubletree Guest Suites® hotels in North America. Our portfolio includes 65 upper upscale, all-suite hotels.
     FelCor is the sole general partner of, and the owner of a more than 96% interest in, FelCor Lodging Limited Partnership, or FelCor LP. All of our operations are conducted solely through FelCor LP, or its subsidiaries.
     At March 31, 2006, we had ownership interests in 122 hotels. We owned a 100% real estate interest in 93 hotels, a 90% or greater interest in entities owning seven hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning two hotels and 50% interests in unconsolidated entities that own 19 hotels. As a result of our ownership interests in the operating lessees of 117 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operations of the 117 consolidated hotels were included in continuing operations at March 31, 2006. The operating revenues and expenses of the remaining five hotels are unconsolidated.
     At March 31, 2006, we had an aggregate of 60,922,271 shares of FelCor common stock and 2,355,016 units of FelCor LP limited partnership interest outstanding.
     The following table reflects the distribution, by brand, of the 117 hotels included in our consolidated continuing operations at March 31, 2006:

Brand	Hotels	Rooms
Embassy Suites Hotels	54	13,653
Doubletree® and Doubletree Guest Suites	9	2,019
Holiday Inn® — branded	32	11,007
Crowne Plaza® and Crowne Plaza Suites®	7	2,416
Sheraton® and Sheraton Suites®	10	3,275
Other brands	5	1,567

Total hotels	117	33,937

     The hotels shown in the above table are located in the United States (28 states) and Canada (two hotels), with concentrations in Texas (22 hotels), California (17 hotels), Florida (15 hotels) and Georgia (10 hotels). Approximately 56% of our hotel room revenues in continuing operations were generated from hotels in these four states during the three months ended March 31, 2006.
     At March 31, 2006, of the 117 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 63, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 40 (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, managed 11, and (iv) other independent management companies managed three.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization — (continued)
     The financial information for the three months ended March 31, 2006 and 2005, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2006 and 2005, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”). Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the entire year.
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
3. Investment in Unconsolidated Entities
     We owned 50% interests in joint venture entities that owned 19 hotels at March 31, 2006, and at December 31, 2005. We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
     Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	March 31,	December 31,
	2006	2005
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$260,462	$259,645
Total assets	$292,632	$295,065
Debt	$201,807	$203,880
Total liabilities	$207,776	$211,174
Equity	$84,856	$83,891
     Debt of our unconsolidated entities at March 31, 2006 and December 31, 2005, consisted entirely of non-recourse mortgage debt.
     Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Total revenues	$18,115	$16,229
Net income	4,816	2,888

Net income attributable to FelCor	$2,367	$1,444
Preferred return	—	127
Depreciation of cost in excess of book value	(419)	(440)
Equity in income from unconsolidated entities	$1,948	$1,131
     A summary of the components of our investment in unconsolidated entities is as follows (in thousands):

	March 31,	December 31,
	2006	2005
Hotel investments	$43,586	$43,117
Cost in excess of book value of hotel investments	62,679	63,098
Land and condominium investments	4,243	4,270
Hotel lessee investments	(1,348)	(1,233)

	$109,160	$109,262

     A summary of the components of our equity in unconsolidated entities is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Hotel investments	$2,073	$1,240
Hotel Lessee operations	(125)	(109)

	$1,948	$1,131

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Debt
Debt at March 31, 2006 and December 31, 2005, consisted of the following (in thousands):

				Balance Outstanding
	Encumbered	Interest Rate at	Maturity	March 31,	December 31,
	Hotels	March 31, 2006(a)	Date	2006	2005
Promissory note	none	LIBOR (L) + 2.00	June 2016	$650	$650
Senior unsecured term notes	none	7.63	October 2007	123,591	123,358
Senior unsecured term notes	none	9.00	June 2011	298,723	298,660
Line of credit (b)	none	L + 2.00	January 2009	45,000	—
Term loan	—	—	—	—	225,000
Senior unsecured term notes	none	L + 4.25	June 2011	190,000	190,000
Senior unsecured term notes(c)	none	7.80	June 2011	100,000	100,000

Total unsecured debt				757,964	937,668

Mortgage debt	9 hotels	6.52	July 2009 — 2014	103,629	104,282
Mortgage debt(d)	8 hotels	L + 2.50	May 2007	116,996	117,913
Mortgage debt	7 hotels	7.32	March 2009	126,678	127,455
Mortgage debt	4 hotels	7.55	June 2009	41,370	41,912
Mortgage debt	8 hotels	8.70	May 2010	171,788	172,604
Mortgage debt	7 hotels	8.73	May 2010	132,485	133,374
Mortgage debt	1 hotel	L + 2.85	August 2008	15,500	15,500
Mortgage debt	1 hotel	7.91	December 2007	10,388	10,457
Other	1 hotel	9.17	August 2011	5,031	5,204
Construction loan(e)	—	L + 2.25	August 2007	18,437	8,911

Total secured debt	46 hotels			742,302	737,612

				$1,500,266	$1,675,280

(a)	Our weighted average interest rate as of March 31, 2006 was 8.12%.

(b)	We have a borrowing capacity of $125 million on our line of credit. The $45 million outstanding as of March 31, 2006 was repaid in April 2006 from asset sale proceeds.

(c)	We have swapped $100 million of floating rate debt, at L + 4.25 percent, for a fixed rate of 7.80 percent. This interest rate swap expires in December 2007.

(d)	This debt had two one-year extension options, subject to certain contingencies, one of which was exercised in May 2006, to extend the maturity to May 2007. In April 2006, we repaid $27.3 million of this debt from asset sale proceeds. The interest rate on the remaining $89.7 million is L + 1.25 percent.

(e)	We have a $69.8 million recourse construction loan facility for the development of a 184-unit condominium project in Myrtle Beach, South Carolina. The interest on this facility is currently based on L + 225 basis points and is being capitalized as part of the cost of the project. The interest rate may be reduced to L + 200 basis points when the project is 55 percent complete and upon satisfaction of certain other requirements.
     We reported interest expense of $30.8 million and $31.9 million, which is net of interest income of $0.8 million and $0.6 million and capitalized interest of $0.6 million for both the three months ended March 31, 2006 and 2005.
     At March 31, 2006, we had aggregate mortgage indebtness of approximately $742 million that was secured by 46 of our consolidated hotels with an aggregate book value of approximately $1.2 billion and our Royale Palms condominium development. Substantially all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by 10 hotels provide for lock-box arrangements.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Debt — (continued)
     With respect to loans secured by 10 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio was not met. The mortgage loans secured by eight of these 10 hotels also provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Eight of these 10 hotels, which accounted for 6% of our total revenues in 2005, are currently subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements.
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
     At March 31, 2006, we had three interest rate swaps, with an aggregate notional amount of $100 million, maturing in December 2007. These interest rate swaps are designated as cash flow hedges and are marked to market through other comprehensive income. The estimated unrealized net gain on these interest rate swap agreements was approximately $0.4 million at March 31, 2006, and represents the amount we would receive if the agreements were terminated, based on current market rates. The interest rate received on these interest rate swaps is L + 4.25% and the interest rate paid is 7.80%. These swaps were 100% effective through March 31, 2006.
     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. The interest rate swaps decreased interest expense by $0.3 million during the three months ended March 31, 2006, and increased interest expense by $0.2 million during the three months ended March 31, 2005.
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
     To fulfill requirements under certain loans, we purchased interest rate caps with an aggregate notional amount of $224.3 million. We concurrently sold interest rate caps with identical terms. These interest rate cap agreements have not been designated as hedges. The fair value of both the purchased and sold interest rate caps were insignificant at both March 31, 2006 and 2005, and resulted in no net earnings impact.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs
     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Room revenue	$256,655	$218,150
Food and beverage revenue	40,060	37,329
Other operating departments	15,161	13,506

Total hotel operating revenue	$311,876	$268,985

     For the first three months of both 2006 and 2005, over 99% of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 1% of our revenue was from retail space rental revenue and other sources.
     Hotel departmental expenses from continuing operations were comprised of the following:

	Three Months Ended March 31,
	2006		2005
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Room	$63,262	20.3%	$56,249	20.9%
Food and beverage	31,799	10.2%	29,419	11.0%
Other operating departments	7,349	2.3%	6,478	2.4%

Total hotel departmental expenses	$102,410	32.8%	$92,146	34.3%

     Other property operating costs from continuing operations were comprised of the following:

	Three Months Ended March 31,
	2006		2005
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Hotel general and administrative expense	$27,888	8.9%	$25,030	9.3%
Marketing	26,277	8.4%	23,920	8.8%
Repair and maintenance	16,949	5.5%	15,561	5.8%
Energy	17,971	5.8%	15,488	5.8%

Total other property operating costs	$89,085	28.6%	$79,999	29.7%

     Included in hotel departmental expenses and other property operating costs are hotel employee compensation and benefit expenses of $93.0 million and $87.0 million for the three months ended March 31, 2006 and 2005, respectively.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Taxes, Insurance and Lease Expense
     Taxes, insurance and lease expense from continuing operations is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Operating lease expense(a)	$16,417	$14,626
Real estate and other taxes	11,293	11,584
Property insurance, general liability insurance and other	2,921	3,014

Total taxes, insurance and lease expense	$30,631	$29,224

(a)	Includes hotel lease expense of $14.3 million and $12.7 million associated with 14 hotels leased by us from unconsolidated subsidiaries for the three months ended March 31, 2006 and 2005, respectively. Included in lease expense are $7.6 million and $5.2 million in percentage rent based on operating results for the three months ended March 31, 2006 and 2005, respectively.
8. Discontinued Operations
     Included in discontinued operations are the results of operations of eight hotels sold in the first quarter of 2006 and 19 hotels sold or otherwise disposed of in 2005, through the date of disposition. Condensed financial information for the hotels included in discontinued operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Operating revenue	$3,398	$34,016
Operating expenses	3,267	33,343

Operating income	131	673
Direct interest costs, net	1	(1,371)
Impairment loss	—	(559)
Gain (loss) on sale of assets	(1,077)	20
Minority interests	40	55

Income (loss) from discontinued operations	$(905)	$(1,182)

     In the first quarter of 2006, we sold eight hotels for gross proceeds of $162.6 million of which $150.0 million was directly applied to debt reduction.
     In 2005, we sold 11 hotels for gross proceeds of $79.2 million. Additionally, in 2005 we relinquished title to the non-recourse mortgage holder of eight limited service hotels, owned by a consolidated joint venture, in exchange for the extinguishment of $49.2 million of debt. In connection with these eight hotels we recorded $1.3 million of asset disposition costs, included in operating expenses, in the first quarter of 2005.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Earnings (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Income (loss) from continuing operations	$10,757	$(6,832)
Less: Preferred dividends	(9,678)	(10,091)

Income (loss) from continuing operations applicable to common stockholders	1,079	(16,923)
Discontinued operations	(905)	(1,182)

Net income (loss) applicable to common stockholders	$174	$(18,105)

Denominator:
Denominator for basic earnings per share	59,660	59,416

Denominator for diluted earnings per share	59,976	59,416

Earnings (loss) per share data:
Basic:
Earnings (loss) from continuing operations	$0.02	$(0.28)

Discontinued operations	$(0.02)	$(0.02)

Net earnings (loss)	$—	$(0.30)

Diluted:
Earnings (loss) from continuing operations	$0.02	$(0.28)

Discontinued operations	$(0.02)	$(0.02)

Net earnings (loss)	$—	$(0.30)

     Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Restricted shares granted but not vested	—	421
Series A convertible preferred shares	9,985	9,985
     Series A preferred dividends that would be excluded from net income (loss) applicable to common stockholders, if these Series A preferred shares were dilutive, were $6.3 million for both the three months ended March 31, 2006 and 2005.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Stock Based Compensation Plans
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required date of adoption and to awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as such previous awards continue to vest. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application. The adoption of this standard did not have a material impact on our consolidated financial statements.
     Prior to January 1, 2006, we applied Accounting Principles Board Opinion 25, or APB 25, and related interpretations in accounting for our stock based compensation plans for stock based compensation issued prior to January 1, 2003. Had the compensation cost for these stock based compensation plans been determined in accordance with SFAS 123 our net loss from continuing operations and net loss from continuing operations per common share for the three months ended March 31, 2005, would approximate the pro forma amounts below (in thousands, except per share data):

Loss from continuing operations, as reported	$(6,832)
Add stock based compensation included in the net loss, as reported	597
Less stock based compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(600)

Loss from continuing operations, pro forma	$(6,835)

Basic and diluted net loss from continuing operations per common share:
As reported	$(0.28)
Pro forma	$(0.28)
11. FelCor LP Units
     During the first quarter 2006, we issued an aggregate of 407,524 shares of our common stock from treasury, all of which were issued to a holder of FelCor LP units upon redemption of a like number of units.
12. Subsequent Events
     On April 3, 2006, Moody’s Investors Service upgraded the ratings of our senior unsecured debt to Ba3, from B1, with a stable outlook. The upgrade applies to all of our outstanding senior unsecured notes. The upgrade resulted in a reduction in the interest rate from 9.0% to 8.5%, on approximately $300 million in principal of senior unsecured notes maturing in 2011, effective April 3, 2006.
     In April 2006 we sold two previously identified non-strategic hotels for $63 million and retired $72 million of debt using the proceeds from these hotel sales plus excess cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     In the first quarter of 2006, revenue per available room, or RevPAR, increased 15% for our consolidated hotels in continuing operations and our average daily room rate, or ADR, comprised 57% of the increase in RevPAR. The significant increase in ADR at our hotels was largely responsible for a 321 basis point improvement in hotel Earnings Before Interest Taxes Depreciation and Amortization margin, or Hotel EBITDA margin, compared to the same period in 2005, and resulted in net income applicable to common stockholders of $182,000 compared to a prior year first quarter loss of $19 million.
     During the first quarter of 2006, we sold eight non-strategic hotels for gross proceeds of $163 million and retired net indebtedness aggregating $180 million using the proceeds from these hotel sales plus excess cash. In April 2006, we sold two additional non-strategic hotels for gross proceeds of $63 million and retired $72 million of debt using the proceeds from these hotel sales plus excess cash.
     After disposing of the previously mentioned hotels, we had 25 non-strategic hotels remaining that we are marketing for sale. We estimate that the gross proceeds from the disposition of these hotels will be approximately $260 to $310 million.
     We continue to invest in our core hotels to maintain their competitive position and to take advantage of the current phase of the lodging cycle. During the first three months of 2006, our pro rata share of hotel capital expenditures totaled $39 million. We anticipate capital expenditures of approximately $175 to $200 million for the full year 2006.
     We continue to review and evaluate our hotel portfolio on an ongoing basis and may identify additional non-strategic hotels for sale based upon various factors. If we decide to sell additional hotels or if our estimates of market value for the hotels currently designated as non-strategic decline, we could incur impairment charges in the future.
Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended March 31,
			% Change
	2006	2005	2005-2006
RevPAR	$82.17	$71.42	15.0%
Total revenues from continuing operations	312,010	269,141	15.9%
Hotel EBITDA(1)	85,961	65,505	31.2%
Hotel EBITDA margin(1)	27.6%	24.4%	13.1%
Income (loss) from continuing operations(2)	10,757	(6,832)	257.5%
Funds From Operations (“FFO”)(1) (3)	31,333	13,793	127.2%
Earnings Before Interest, Taxes, Depreciation and Amortization
(“EBITDA”)(1)(4)	$74,149	$60,163	23.2%

(1)	Included in the Financial Comparison are non-GAAP financial measures, including FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin. Further discussions of the use, limitations and importance, and detailed reconciliations to the most comparable GAAP measure, of these non-GAAP financial measures are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in the income (loss) from continuing operations are the following amounts (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Charge-off of deferred debt costs	$667	$—

(3)	In accordance with the guidance provided by the Securities and Exchange Commission, or SEC, on non-GAAP financial measures, FFO has not been adjusted to add back the following items included in net income (loss) (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Charge-off of deferred debt costs	$667	$—
Impairment loss on discontinued operations	—	559
Asset disposition costs	—	1,300

(4)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Charge-off of deferred debt costs	$667	$—
Impairment loss on discontinued operations	—	559
Loss (gain) on sale of depreciable assets	1,077	(20)
Asset disposition costs	—	1,300
Results of Operations
Comparison of the Three Months Ended March 31, 2006 and 2005
     For the three months ended March 31, 2006, we recorded net income applicable to common stockholders of $174,000, compared to a loss of $18 million, or $0.30 per share, for the three months ended March 31, 2005. We had income from continuing operations of $11 million compared to the prior year first quarter loss from continuing operations of $7 million.
     Total revenue from continuing operations increased 15.9%, to $312 million, compared to the prior year quarter. The increase in revenue is principally attributed to a 15.0% increase in RevPAR compared to the first quarter of 2005. The increase in RevPAR resulted from increases in both ADR and occupancy and represents improvements in RevPAR in all of our top markets. Our increases in RevPAR are consistent with the nationwide hotel industry trend of increasing RevPAR.
     In the first quarter of 2006, 57% of our increased RevPAR was attributed to increases in ADR. Increased ADR typically improves Hotel EBITDA margin because the hotels are receiving more revenue for each guest. In the first quarter of 2006, our Hotel EBITDA margin improved by 321 basis points over the same period in 2005. Business interruption proceeds contributed 50 basis points of this improvement.
     Total operating expenses for the quarter increased by $26 million or 10.4%, compared to the prior year quarter, but decreased as a percentage of total revenue from 92% to 87%.
     Hotel departmental expenses, which consist of rooms expense, food and beverage expense and other operating departments, increased by $10 million, but decreased as a percentage of total revenue from 34.2% to 32.8%. These costs are directly related to the number of hotel guests and continue to improve, as a percentage of total revenue, as ADR increases.
     Other property operating costs, which consist of general and administrative costs, marketing costs, repairs and maintenance and utility expense, increased by $9 million compared to the first quarter of 2005, but decreased as a percentage of total revenue from 29.7% to 28.6%. All of the components of other property operating costs improved as a percentage of total revenue, except for utility cost, which remained constant as a percentage of total revenue.

     Management and franchise fees increased $3 million and increased as a percentage of total revenue from 4.9% to 5.3%. The increase as a percentage of total revenue is the result of increased incentive management fees earned from improved hotel profits.
     Taxes, insurance and lease expense increased by $1 million, but decreased as a percentage of total revenue from 10.9% to 9.8%.
     Corporate expenses increased by $1 million compared to the first quarter of 2005 and increased slightly as a percentage of total revenue from 1.7% to 1.9%.
     Operating income for the first quarter of 2006 increased by $17 million or 74.7% over the prior year period. The improvement in operating income was driven largely by increased revenue and improvements in operating margins, which resulted principally from increased ADR.
     Net interest expense included in continuing operations decreased $1 million, or 3.2%, compared to the first quarter in 2005. This reduction is principally related to a $193 million reduction in our average outstanding debt compared to the first quarter in 2005.
     Equity in income from unconsolidated entities increased by $1 million in the first quarter of 2006, compared to the same period last year. The increase is attributed to the increased RevPAR for our unconsolidated hotels and an improvement in their operating margins in the first quarter of 2006.
     Discontinued operations for the quarter represents the operating income, direct interest costs, and net losses and other costs of disposition related to the sale of eight non-strategic hotels sold during the first quarter of 2006 and 19 hotels disposed in 2005.
     Net income for the first quarter 2006 was $10 million, compared to a net loss in the same period of 2005 of $8 million.
Non-GAAP Financial Measures
     We refer in this quarterly report on Form 10-Q to certain “non-GAAP financial measures.” These measures, including FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with generally accepted accounting principles (“GAAP”). The following tables reconcile each of these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and of the limitations upon such measures.

     The following tables detail our computation of FFO and EBITDA (in thousands):
Reconciliation of Net Income (Loss) to FFO
(in thousands, except per share data)

	Three Months Ended March 31,
	2006			2005
			Per Share			Per Share
	Dollars	Shares	Amount	Dollars	Shares	Amount
Net income (loss)	$9,852			$(8,014)
Preferred dividends	(9,678)			(10,091)

Net income (loss) applicable to common stockholders	174	59,976	$—	(18,105)	59,416	$(0.30)
Depreciation from continuing operations	27,351	—	0.46	26,922	—	0.45
Depreciation from unconsolidated entities and discontinued operations	2,723	—	0.05	5,839	—	0.10
Loss (gain) on sale of depreciable assets	1,077	—	0.02	(20)	—	—
Minority interest in FelCor LP	8	2,663	(0.03)	(843)	2,788	(0.03)
Conversion of options and unvested restricted stock	—	—	—	—	421	—

FFO	$31,333	62,639	$0.50	$13,793	62,625	$0.22

     Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income or loss (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Charge-off of deferred financing costs	$667	$—
Impairment loss on discontinued operations	—	559
Asset disposition costs	—	1,300
Reconciliation of Net Income (Loss) to EBITDA
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$9,852	$(8,014)
Depreciation from continuing operations	27,351	26,922
Depreciation from unconsolidated entities and discontinued operations	2,723	5,839
Minority interest in FelCor Lodging LP	8	(843)
Interest expense	31,629	32,510
Interest expense from unconsolidated entities and discontinued operations	1,596	3,152
Amortization expense	990	597

EBITDA	$74,149	$60,163

     Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income or loss (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Charge-off of deferred financing costs	$667	$—
Impairment loss on discontinued operations	—	559
Loss (gain) on sale of depreciable assets	1,077	(20)
Asset disposition costs	—	1,300

     The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at March 31, 2006.
Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Continuing operations
Total revenue	$312,010	$269,141
Retail space rental and other revenue	(134)	(156)

Hotel revenue	311,876	268,985
Hotel operating expenses	(225,915)	(203,480)

Hotel EBITDA	$85,961	$65,505

Hotel EBITDA margin (1)	27.6%	24.4%

(1)	Hotel EBITDA as a percentage of hotel revenue.
Hotel Operating Expense Composition
(dollars in thousands)

	Three Months Ended
	March 31,
Continuing Operations	2006	2005
Hotel departmental expenses:
Room	$63,262	$56,249
Food and beverage	31,799	29,419
Other operating departments	7,349	6,478

Other property related costs:
Administrative and general	27,888	25,030
Marketing and advertising	26,277	23,920
Repairs and maintenance	16,949	15,561
Energy	17,971	15,488
Taxes, insurance and lease expense	17,851	18,014

Total other property related costs	209,346	190,159
Management and franchise fees	16,569	13,321

Hotel operating expenses	$225,915	$203,480

Reconciliation of total operating expense to hotel operating expense:
Total operating expenses	$271,850	$246,152
Unconsolidated taxes, insurance and lease expense	1,553	1,455
Consolidated hotel lease expense	(14,333)	(12,665)
Corporate expenses	(5,804)	(4,540)
Depreciation	(27,351)	(26,922)

Hotel operating expenses	$225,915	$203,480

Supplemental information:
Compensation and benefits expense (included in hotel operating expenses)	$93,036	$86,955

     The following tables reconcile net income or loss to hotel operating profit and the ratio of operating income to total revenue to hotel operating margin.
Reconciliation of Net Income (Loss) to Hotel EBITDA
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$9,852	$(8,014)
Discontinued operations	905	1,182
Equity in income from unconsolidated entities	(1,948)	(1,131)
Minority interest	(150)	(917)
Consolidated hotel lease expense	14,333	12,665
Unconsolidated taxes, insurance and lease expense	(1,553)	(1,455)
Interest expense, net	30,834	31,869
Charge-off of deferred financing costs	667	—
Corporate expenses	5,804	4,540
Depreciation	27,351	26,922
Retail space rental and other revenue	(134)	(156)

Hotel EBITDA	$85,961	$65,505

Reconciliation of Ratio of Operating Income to Total Revenue to Hotel EBITDA Margin

	Three Months Ended
	March 31,
	2006	2005
Ratio of operating income to total revenue	12.9%	8.5%
Less:
Retail space and rental and other revenue	—	—
Unconsolidated taxes, insurance and lease expense	(0.6)	(0.5)
Plus:
Consolidated lease expense	4.6	4.7
Corporate expenses	1.9	1.7
Depreciation	8.8	10.0

Hotel EBITDA margin	27.6%	24.4%

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
Hotel EBITDA and Hotel EBITDA Margin
     Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and operating managers have direct control. We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures used by us in our financial and operational decision-making. Additionally, using these measures facilitates comparisons with other hotel REITs and hotel owners. We present Hotel EBITDA and Hotel EBITDA margin by eliminating corporate-level expenses, depreciation and expenses related to our capital structure. We eliminate corporate-level costs and expenses because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management in running our business on a property-level basis. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, we do not believe that these non-cash expenses, which are based on historical cost accounting for real estate assets, and implicitly assume that the value of real estate assets diminishes predictably over time, accurately reflect an adjustment in the value of our assets. We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by minority interest expense and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our hotels.
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

Hotel Portfolio Composition
     The following tables set forth, as March 31, 2006, for 117 hotels included in our consolidated portfolio of continuing operations, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment.

			% of	% of 2005
Brand	Hotels	Rooms	Total Rooms	Hotel EBITDA(a)
Embassy Suites Hotels	54	13,653	40	54
Holiday Inn-branded	32	11,007	32	22
Sheraton-branded	10	3,275	10	11
Doubletree-branded	9	2,019	6	6
Crowne Plaza	7	2,416	7	3
Other	5	1,567	5	4

Top Markets
Atlanta	8	2,385	7	7
South Florida area	6	1,738	5	6
Los Angeles area	5	1,100	3	5
Dallas	10	3,176	9	5
Orlando	6	2,219	7	5
Minneapolis	4	955	3	4
New Orleans	2	746	2	4
Phoenix	3	798	2	4
Philadelphia	3	1,174	3	4
Chicago	4	1,239	4	3
San Francisco Bay area	7	2,385	7	3
Washington, D.C.	1	443	1	3
San Diego	1	600	2	3
San Antonio	4	1,188	4	3
Northern New Jersey	3	757	2	3

Top Four States
California	17	4,896	14	17
Texas	22	6,585	19	13
Florida	15	4,937	15	13
Georgia	10	2,739	8	8

Location
Suburban	48	12,043	35	38
Urban	30	9,799	29	27
Airport	25	7,803	23	22
Resort	13	4,044	12	13
Highway	1	248	1	0

Segment
Upscale all-suite	65	16,037	47	61
Full service	33	11,170	33	22
Upscale	18	6,421	19	16
Limited service	1	309	1	1

Core Hotels	90	25,543	75	91
Non-Strategic Hotels	27	8,394	25	9

Hotel Operating Statistics
     The following tables set forth historical occupancy, ADR and RevPAR at March 31, 2006 and 2005, and the percentage changes therein between the periods presented, for our hotels included in our consolidated portfolio of continuing operations.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended March 31,
	2006	2005	%Variance
Embassy Suites Hotels	75.5	71.4	5.8
Holiday Inn-branded hotels	67.7	63.3	7.0
Sheraton-branded hotels	61.6	61.7	(0.2)
Doubletree-branded hotels	71.3	65.2	9.3
Crowne Plaza hotels	65.3	61.4	6.2
Other hotels	60.0	55.7	7.7

Total hotels	69.9	66.0	5.9

	ADR ($)
	Three Months Ended March 31,
	2006	2005	% Variance
Embassy Suites Hotels	135.49	126.47	7.1
Holiday Inn-branded hotels	92.87	85.88	8.1
Sheraton-branded hotels	123.93	107.78	15.0
Doubletree-branded hotels	124.99	116.27	7.5
Crowne Plaza hotels	109.77	94.12	16.6
Other hotels	102.86	94.84	8.5

Total hotels	117.49	108.19	8.6

	RevPAR ($)
	Three Months Ended March 31,
	2006	2005	% Variance
Embassy Suites Hotels	102.31	90.27	13.3
Holiday Inn-branded hotels	62.87	54.33	15.7
Sheraton-branded hotels	76.33	66.50	14.8
Doubletree-branded hotels	89.08	75.81	17.5
Crowne Plaza hotels	71.63	57.81	23.9
Other hotels	61.76	52.85	16.9

Total hotels	82.17	71.42	15.0

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended March 31,
	2006	2005	% Variance
Atlanta	74.2	69.9	6.2
South Florida area	89.4	88.9	0.6
Los Angeles area	78.1	72.0	8.6
Dallas	60.4	52.2	15.8
Orlando	76.2	80.0	(4.7)
Minneapolis	64.3	65.5	(1.7)
New Orleans	91.3	73.9	23.5
Phoenix	83.3	81.4	2.3
Philadelphia	58.1	60.7	(4.3)
Chicago	63.1	61.4	2.8
San Francisco Bay area	71.0	63.3	12.1
Washington, D.C.	61.8	67.1	(7.9)
San Diego	82.1	81.5	0.7
San Antonio	76.6	69.5	10.3
Northern New Jersey	65.8	65.1	1.1

	ADR ($)
	Three Months Ended March 31,
	2006	2005	% Variance
Atlanta	104.99	93.43	12.4
South Florida area	168.24	141.65	18.8
Los Angeles area	129.39	120.46	7.4
Dallas	106.17	97.97	8.4
Orlando	100.37	94.97	5.7
Minneapolis	129.39	122.77	5.4
New Orleans	151.90	147.33	3.1
Phoenix	160.65	146.46	9.7
Philadelphia	116.44	102.54	13.6
Chicago	114.16	96.51	18.3
San Francisco Bay area	119.15	110.47	7.9
Washington, D.C.	164.94	147.94	11.5
San Diego	135.86	122.73	10.7
San Antonio	93.58	86.00	8.8
Northern New Jersey	146.23	133.90	9.2

	RevPAR ($)
	Three Months Ended March 31,
	2006	2005	% Variance
Atlanta	77.92	65.29	19.3
South Florida area	150.45	125.94	19.5
Los Angeles area	101.11	86.68	16.7
Dallas	64.15	51.11	25.5
Orlando	76.53	75.95	0.8
Minneapolis	83.25	80.36	3.6
New Orleans	138.70	108.95	27.3
Phoenix	133.77	119.25	12.2
Philadelphia	67.65	62.24	8.7
Chicago	72.09	59.30	21.6
San Francisco Bay area	84.58	69.94	20.9
Washington, D.C.	101.94	99.32	2.6
San Diego	111.56	100.03	11.5
San Antonio	71.69	59.73	20.0
Northern New Jersey	96.27	87.21	10.4

Liquidity and Capital Resources
     Our principal source of cash to meet our cash requirements, including distributions to stockholders and repayments of indebtedness, is from the results of operations of our hotels. For the three months ended March 31, 2006, net cash flow provided by operating activities, consisting primarily of hotel operations, was $50 million. At March 31, 2006, we had cash on hand of $76 million. Included in cash on hand was approximately $37 million held under our hotel management agreements to meet our hotel minimum working capital requirements.
     We paid a first quarter common dividend of $0.15 per share and our Board of Directors has declared a second quarter common dividend of $0.20 per share, payable on July 31, 2006.
     We currently expect that our cash flow provided by operating activities for 2006 will be approximately $163 million to $168 million. These cash flow forecasts assume a RevPAR increase of 8% to 10%, and Hotel EBITDA margin increases of at least 150 basis points. Our current operating plan contemplates that we will make common dividend payments of $35 million, preferred dividend payments of $39 million and $14 million in normal recurring principal payments, leaving a cash flow surplus before capital expenditures and additional debt reduction of approximately $75 million to $80 million. In 2006 we currently plan capital expenditures of approximately $175 to $200 million that we will fund from proceeds from the sale of non-strategic hotels and cash balances. In 2006 through April 30, we sold ten non-strategic hotels for gross proceeds aggregating $226 million, leaving 25 hotels that we have designated as non-strategic, which we are marketing for sale. The proceeds from the sale of the remaining non-strategic hotels are expected to be approximately $260 to $310 million and we expect to sell substantially all of these hotels by the end of 2007. We anticipate that our board of directors will determine the amount of common and preferred dividends for each quarterly period, based upon the actual operating results of that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.
     During the first quarter of 2006, our hotels in New Orleans and surrounding markets, such as Atlanta, Georgia; Baton Rouge, Louisiana; Houston, San Antonio, and Dallas, Texas, benefited from the increase in demand for hotel rooms, resulting from the displacement of New Orleans residents, and from the influx of relief and construction workers. We believe that some increased demand in these markets will continue, but we are unable to predict for how long.
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
     As a result of the current economic recovery, its impact on the travel and lodging industries, and our lower secured debt levels, in 2006 Standard & Poor’s raised their ratings on our senior unsecured debt from B- to B and Moody’s Investors Service raised their ratings from B1 to Ba3. As a result of the Moody’s upgrade, effective April 3, 2006 our interest rate on $300 million of our senior unsecured debt maturing in 2011, decreased by 50 basis points from 9% to 8.5%, reducing our interest expense by $1.5 million annually. If the credit rating on our senior debt is downgraded by Moody’s to B1 and Standard & Poor’s rating remains below BB-, the interest rate on this debt will increase from 8.5% to 9%.
     We are subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to increases in wage and benefit costs, repair and maintenance expenses, utilities, insurance, and other operating expenses that can fluctuate disproportionately to revenues. These operating expenses are difficult to predict and control, resulting in an increased risk of volatility in our results of operations. Our Hotel EBITDA margins from continuing operations increased in 2005 and the first quarter of 2006. However, if our hotel RevPAR and/or operating margins worsen, they could have a material adverse effect on our operations, earnings and cash flow.

     In the first quarter of 2006, we retired net indebtedness aggregating $180 million using proceeds of hotel sales and excess cash. In connection with the early retirement of debt, we recorded $1 million expense in the first quarter of 2006. In April 2006, we repaid an additional $72 million of debt from the sale proceeds of non-strategic hotels and excess cash.
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
     In 2005, we started construction on the 184 unit Royale Palms condominium development in Myrtle Beach, South Carolina. This project is more than 98% pre-sold and is expected to be completed in the summer of 2007. In conjunction with this development, we entered into a $70 million recourse construction loan facility. Through March 31, 2006, we had spent $23 million on this project and had drawn $18 million on the construction loan. The interest on this construction facility is currently based on LIBOR plus 225 basis points and may be reduced to LIBOR plus 200 basis points when the project is 55% complete upon satisfaction of certain other requirements.
     At March 31, 2006, we had aggregate mortgage indebtedness of $742 million that was secured by 46 of our consolidated hotels with an aggregate book value of $1.2 billion and our Royale Palms condominium development. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse provisions. Loans secured by 10 hotels provide for lock-box arrangements.
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
     The breach of any of the covenants and limitations under our line of credit could result in the acceleration of amounts outstanding. Our failure to satisfy any accelerated recourse indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our other unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.

     Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than our line of credit.
     Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay dividends in excess of the minimum dividend required to meet the REIT qualification test; repurchase capital stock; or merge. As of the date of this filing, we have satisfied all such tests. Under the terms of certain of our indentures, we are prohibited from repurchasing any of our capital stock, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Debt, as defined in the indentures, approximates our consolidated debt. EBITDA is defined in the indentures as consolidated GAAP net income, adjusted for minority interest in FelCor LP, actual cash distributions by unconsolidated entities, gains or losses from asset sales, dividends on preferred stock and extraordinary gains and losses (as defined at the date of the indentures), plus interest expense, income taxes, depreciation expense, amortization expense and other non-cash items. Although our current debt-to-EDITDA ratio is below 4.85 to 1, a decline in our EBITDA, as a result of asset sales, adverse economic developments or an increase in our debt, could make us subject to this limitation. In addition, if we were unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions, or paying dividends on our preferred or common stock, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income.
     We currently anticipate that we will meet our financial covenant and incurrence tests under the RevPAR guidance provided by us at our first quarter earnings conference call on May 10, 2006. For 2006, we currently anticipate that our portfolio RevPAR will be 8% to 10% above the prior year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2006, approximately 68% of our consolidated debt had fixed interest rates, after considering interest rate swaps. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.
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
Expected Maturity Date
at March 31, 2006
(dollars in thousands)

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$9,807	$149,737	$15,695	$176,560	$281,843	$382,727	$1,016,369	$1,091,465
Average interest rate	7.96%	7.68%	7.96%	7.37%	8.70%	8.47%	8.21%
Floating rate:
Debt	29,459	87,537	33,937	45,000	—	190,650	386,583	386,583
Average interest rate	10.96%	6.00%	7.34%	6.75%	—	8.82%	7.98%
Interest rate swaps (floating to fixed)
Notional amount	—	—	—	—	—	100,000	100,000	102,582
Pay rate	—	—	—	—	—	7.80%	7.80%

Total debt	$39,266	$237,274	$49,632	$221,560	$281,843	$673,377	$1,502,952
Average interest rate	10.21%	7.06%	7.54%	7.25%	8.70%	8.47%	8.12%
Net discount							(2,686)

Total debt							$1,500,266

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
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective, such that the information relating to us required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II. — OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
     During the first quarter 2006, we issued an aggregate of 407,524 shares of our common stock, all of which were issued to holders of FelCor LP units upon redemption of a like number of units. For the foregoing issuances of shares of common stock by us, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act, since the transaction did not involve a public offering.
Item 6. Exhibits.
     The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

10.34.1.3	Amendment No. 3 to Credit Agreement, dated as of March 31, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2006

FELCOR LODGING TRUST INCORPORATED
By:	/s/ Lester C. Johnson
Lester C. Johnson
Senior Vice President and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.34.1.3	Amendment No. 3 to Credit Agreement, dated as of March 31, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).