Form 10-K
period 2006-12-31
FelCor Lodging Trust Inc
filed 2007-03-01
CIK 923603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-14236
FelCor Lodging Trust Incorporated
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	75-2541756 (I.R.S. Employer Identification No.)

545 E. John Carpenter Frwy., Suite 1300, Irving, Texas (Address of principal executive offices)	75062 (Zip Code)
(972) 444-4900
(Registrant’s telephone number, including area code)
     Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $1.95 Series A Cumulative Convertible Preferred Stock Depositary Shares representing 8% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
     The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which registrant’s common stock was last sold at February 22, 2007, was approximately $1.5 billion.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     As of February 22, 2007, the registrant had issued and outstanding 62,040,221 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant’s definitive Proxy Statement pertaining to the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

FELCOR LODGING TRUST INCORPORATED
INDEX

		Form 10-K
		Report
Item No.		Page
PART I

1.	Business	2
1A.	Risk Factors	8
1B.	Unresolved Staff Comments	17
2.	Properties	17
3.	Legal Proceedings	26
4.	Submission of Matters to a Vote of Security Holders	26
PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities	27
6.	Selected Financial Data	29
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
7A.	Quantitative and Qualitative Disclosures About Market Risk	50
8.	Financial Statements and Supplementary Data	52
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	89
9A.	Controls and Procedures	89
9B.	Other Information	89
PART III
10.	Directors and Executive Officers of the Registrant	90
11.	Executive Compensation	90
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
13.	Certain Relationships and Related Transactions	90
14.	Principal Accountant Fees and Services	90
PART IV
15.	Exhibits and Financial Statement Schedules	91
Fourth Supplemental Indenture
First Supplemental Indenture
Form of Amended and Restated Change in Control and Severance Agreement
Amended and Restated Non-Qualified Deferred Compensation Plan
Joinder Agreement to Subsidiary Guaranty
Loan Agreement
First Amendment to Loan Agreement and Other Loan Documents
Form of Mortgage, Deed of Trust and Security Agreement
Form of Amended and Restated Promissory Note
Guaranty of Recourse Obligations of Borrower
Subsidiaries
Consent of PricewaterhouseCoopers LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
     This Annual Report on Form 10-K contains registered trademarks owned or licensed by companies other than us, including but not limited to Candlewood Suites®, Conrad®, Crowne Plaza®, Disneyland®, Doubletree®, Doubletree Guest Suites®, Embassy Suites Hotels®, Four Points® by Sheraton, Hampton Inn®, Hilton®, Hilton Garden Inn®, Hilton Suites®, Holiday Inn®, Holiday Inn & Suites®, Holiday Inn Express®, Holiday Inn Express & Suites®, Holiday Inn Select®, Homewood Suites® by Hilton, Hotel Indigo®, InterContinental®, Priority Club®, Le Méridien®, Sheraton®, Sheraton Suites®, St. Regis®, Staybridge Suites®, The Luxury Collection®, W Hotels®, Walt Disney World® and Westin®.

PART I
Item 1. Business
     FelCor Lodging Trust Incorporated, or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. We are the sole general partner of, and the owner of a greater than 97% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 99 hotels with approximately 28,000 rooms and suites at December 31, 2006. When used in this Annual Report on Form 10-K, “we” and “our” refer to FelCor and its consolidated subsidiaries, unless otherwise indicated.
     At December 31, 2006, we owned a 100% interest in 72 hotels, a 90% or greater interest in entities owing five hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning two hotels and a 50% interest in entities owning 19 hotels. As the result of our ownership interests in the operating lessees of 94 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operations of 83 of these consolidated hotels were included in continuing operations at December 31, 2006, and 11 hotels were designated as held for sale and included in discontinued operations. The operating revenues and expenses of the remaining five hotels were reported on the equity method, four hotels were operated by 50% owned lessees and one hotel, in which we had a 50% ownership interest, was operated without a lease.
     Our hotels included in continuing operations at December 31, 2006 were located in the United States (23 states) and Canada, with concentrations in major metropolitan and resort areas We own the largest number of Embassy Suites Hotels and Doubletree Guest Suites hotels.
     Our business is conducted in one reportable segment, which is hospitality. During 2006, we derived 97% of our revenues from hotels located within the United States and the balance from our Canadian hotels.
     We seek to increase operating cash flow through aggressive asset management and the competitive positioning of our hotels. We also seek to maintain a sound and flexible capital structure, and to reposition our portfolio through the sale of non-strategic hotels, investment in capital expenditures at our existing hotels that we expect to provide a high return on investment, redevelopment of existing assets to enhance their return on investment and investment in high quality hotels in major urban and resort markets with high growth potential.
     At December 31, 2006, we had an aggregate of 63,407,199 shares and units outstanding, consisting of 62,052,183 shares of FelCor common stock and 1,355,016 units of limited partnership interest of FelCor LP not owned by FelCor.
     Additional information relating to our hotels and our business, including the charters of our Executive Committee, Corporate Governance and Nominating Committee, Compensation Committee and Audit Committee; our corporate governance guidelines; and our code of business conduct and ethics can be found on our website at http://www.felcor.com. Information relating to our hotels and our business can also be found in the Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K. Our annual, quarterly and current reports, and amendments to these reports, filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or Exchange Act, are made available on our website, free of charge, under the “SEC Filings” tab on our “Investor Relations” page, as soon as practicable following their filing. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Developments During 2006
     We completed 2006 with a 7.8% increase in our hotel revenue per available room, or RevPAR, compared to 2005. This was the third year of RevPAR increases following a three-year decline in RevPAR. The fundamentals of the lodging industry appear to be strong, as evidenced by the national trend of increased RevPAR and increases in average daily room rates, or ADR, which is responsible for the increase in RevPAR in the current year. The increase in ADR was also a major factor in a 182 basis point increase in our Hotel Earnings Before Interest, Taxes, Depreciation and Amortization margin, or Hotel EBITDA margin, for our hotels in continuing operations. Hotel EBITDA margin is a commonly used non-GAAP measure described in more detail and reconciled to GAAP measures in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition in Item 7 of this Annual Report on Form 10-K.
     We completed amendments to our management agreements with InterContinental Hotels Group PLC, or IHG, in January 2006. This enabled us to start the process of selling 42 non-strategic hotels, of which 30 were operated under management agreements with IHG. These non-strategic hotels were generally located in slower growth markets with low barriers to entry and required capital investments not meeting our return criteria. During 2006, we sold 31 of these non-strategic hotels, leaving 11 non-strategic hotels, which we expect to sell in early 2007. The 31 hotels sold in 2006 provided gross proceeds of $514 million, which were used to pay down debt of approximately $356 million and invested in capital improvements at many of our core hotels.
     In 2006, we embarked on a three-year capital improvement program, affecting our entire core portfolio, designed to enhance our competitive position. During 2006, we spent $179 million on capital expenditures, of this, approximately $48 million related to capital items committed in 2005 and $131 million related to our three-year capital improvement program. We expect to spend approximately $225 million in 2007, and at the completion of this renovation program in 2008, we will have made major capital investments aggregating approximately $430 million.
     As a result of the strong economy and the related impact on the travel and lodging industries, and our lower secured debt levels, Standard & Poor’s raised its ratings on our senior unsecured debt twice in 2006 from B- to B and from B to B+, and in 2006 Moody’s Investor Services raised our debt ratings from B1 to Ba3. As a result of the Moody’s upgrade in April 2006, the interest rate applicable to $300 million of our senior unsecured debt maturing in 2011 decreased from 9.0% to 8.5%, reducing our annualized interest expense by $1.5 million.
     During 2006, we paid down debt of approximately $356 million, refinanced another $465 million of debt and reduced interest rates by 0.5% on $300 million of senior debt. The combined effect of these actions will result in reducing our annual interest expense by $38 million and lowering our weighted average cost of debt by 55 basis points.
     In December 2005, we resumed paying a common dividend with a $0.15 per share dividend, which was also paid in the first quarter of 2006. For the second and third quarters of 2006, our Board of Directors increased the dividend to $0.20 per share, and in the fourth quarter it was increased once again to $0.25 per share.
Management Changes
     In February 2006, we announced the appointment of Thomas J. Corcoran, Jr. as Chairman of the Board, Richard A. Smith as President and Chief Executive Officer and Andrew J. Welch as Executive Vice President and Chief Financial Officer. Mr. Corcoran co-founded FelCor in 1991 with Hervey Feldman and has served as President and Chief Executive Officer since our formation. Mr. Smith joined FelCor in 2004 as Executive Vice President and Chief Financial Officer. Mr. Welch was most recently Senior Vice President and Treasurer for FelCor. In March 2006, we announced the appointment of Troy A. Pentecost as Executive Vice President and Director of Asset Management, replacing Jack Eslick. Mr. Pentecost was formerly with Remington Hotel Corporation. In June 2006, we announced the appointment of Jonathan H. Yellen as Executive Vice President, General Counsel and Secretary, replacing Lawrence D. Robinson, who retired. Mr. Yellen was formerly a partner with Damon & Morey LLP in Buffalo, New York.

Board of Director Changes
     In February 2006, concurrent with Mr. Corcoran’s appointment as Chairman of the Board, we announced that Donald J. McNamara resigned his position as Chairman of the Board, but remained on our Board of Directors, and that Michael D. Rose retired from our Board of Directors. Mr. Rose’s position on the Board of Directors was filled by Mr. Smith. In May 2006, we announced that Richard O. Jacobson retired from our Board of Directors. In July 2006, we announced the appointment of Robert F. Cotter to our Board of Directors, filling the position created by Mr. Jacobson’s retirement. Mr. Cotter was most recently President and Chief Operating Officer for Starwood Hotels and Resorts Worldwide, Inc., prior to his retirement in December 2005.
Recent Developments
     In 2007, through February 25, 2007, we sold two non-strategic hotels for gross proceeds of $42.7 million leaving nine non-strategic hotels, which we expect to sell in the first part of 2007. We have hard contracts of sale on three of these hotels and the remainder are in various stages of negotiation.
     In February 2007, we announced the retirement of Mr. McNamara from our Board of Directors and the appointment of Thomas C. Hendrick to succeed Mr. McNamara. Mr. Hendrick currently serves as the Executive Vice President of Acquisitions and Development for the Kor Group.
The Industry
     The lodging industry experienced strong growth in 2006, maintaining the momentum generated in the prior two years. According to Smith Travel Research (“STR”), a leading provider of industry data, RevPAR increased 7.5% in 2006. The increase in RevPAR was driven by a significant improvement in average daily rate (“ADR”), which went from $90.95 in 2005 to $97.31 in 2006, a U.S. record high.
     Supply growth continued to be held in check increasing 0.6% in 2006. This is well below the long-term historical average of 2.1% (from 1989 to 2005). Supply growth is a key leading indicator of the performance for existing lodging real estate. Demand growth in 2006 increased 1.1% slightly exceeding the growth in supply. As a result, the U.S. occupancy rate increased to 63.4% in 2006.
     Economists are predicting that the economy will continue to grow in 2007. Macroeconomic Advisers, a well regarded private research group, forecasts Real Gross Domestic Product (“GDP”), adjusted for inflation, to grow 2.6% in 2007 and 3.2% in 2008. The continued strength of the U.S. economy should continue to drive both leisure and business travel demand. With moderate supply growth, the lodging industry should perform well over the next two years. STR projects the 2007 occupancy rate to be 62.9%, a slight drop compared to 2006. At the same time, ADR is expected to grow by 6.5%, resulting in a forecasted RevPAR increase of 5.8%. PricewaterhouseCoopers (“PwC”), another leading source of lodging data, predicts that the U.S. RevPAR will increase by 5.8% in both 2007 and 2008. PwC also predicts that lodging industry profits (measured in income before income taxes) will increase by 8.5% and reach $27.4 billion by 2008. However, these predicted growth rates are not uniform across the country and assume that no major external event such an act of terrorism or natural disaster affect the U.S. economy and the travel and lodging industries.
     STR classifies hotel chains into six distinct categories: Luxury, Upper Upscale, Upscale, Midscale with Food & Beverage, Midscale without Food & Beverage, and Economy. We own properties in the Upper Upscale (including Doubletree Guest Suites, Doubletree, Embassy Suites Hotels, Sheraton and Westin hotels), Upscale (Crowne Plaza), and Midscale with Food & Beverage (Holiday Inn) categories, from which we derived all of our Hotel EBITDA in 2006. More than 80% of our Hotel EBITDA in 2006 was derived from upper upscale all-suite hotels.

     STR also categorizes hotels based upon their relative market positions, as measured by ADR, as Luxury, Upscale, Midprice, Economy and Budget. The following table contains information with respect to average occupancy (determined by dividing occupied rooms by available rooms), ADR and RevPAR for our hotels, as well as all Upscale U.S. hotels, all Midprice U.S. hotels and all U.S. hotels, as reported by STR, for the periods indicated:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Number of FelCor Hotels	83	125	142	159	183
Occupancy:
FelCor hotels (1)	72.6%	69.3%	65.5%	62.4%	62.1%
All Upscale U.S. hotels (2)	65.5	65.2	63.0	60.8	60.8
All Midprice U.S. hotels (3)	61.0	61.0	59.4	57.2	56.8
All U.S. hotels	63.4	63.1	61.3	59.2	59.0
ADR:
FelCor hotels (1)	$125.93	$107.18	$99.07	$94.92	$96.84
All Upscale U.S. hotels (2)	107.37	101.60	94.05	90.55	90.47
All Midprice U.S. hotels (3)	78.12	73.96	69.81	67.54	67.96
All U.S. hotels	97.31	90.95	86.20	82.92	82.83
RevPAR:
FelCor hotels (1)	$91.49	$74.29	$64.91	$59.19	$60.16
All Upscale U.S. hotels (2)	70.31	66.21	59.26	55.06	55.02
All Midprice U.S. hotels (3)	47.66	45.12	41.47	38.60	38.58
All U.S. hotels	61.69	57.39	52.88	49.07	48.87

(1)	Information is based on historical presentations.

(2)	This category includes hotels in the “upscale price level,” defined as hotels with ADRs in the 70th to 85th%iles in their respective markets.

(3)	This category includes hotels in the “midprice level,” defined as hotels with ADRs in the 40th to 70th%iles in their respective markets.
Business Strategy
     Our long-term strategic plan is to own a diversified portfolio of upscale, full service hotels flagged under leading brands, increase shareholder value and increase return on invested capital by maximizing the use of our real estate and enhancing cash flow. We continually examine our portfolio to address issues of market supply and concentration of risk. In order to achieve our strategic objectives, we have identified four goals:
     Portfolio Repositioning. The completion of the amendments to the management agreements with IHG in January 2006, enabled us to start the process of selling 42 non-strategic hotels, of which 30 were operated under management contracts with IHG, and use the proceeds, along with excess cash, to reduce debt and embark on an internal growth program to complete a comprehensive renovation of our core hotel portfolio and invest in redevelopment opportunities.
     At December 31, 2006, we had 11 remaining non-strategic hotels identified as held for sale in slower growth markets with lower barriers to entry and that required capital investments not meeting our return criteria. These 11 non-strategic hotels have been designated as held for sale and included in discontinued operations. We expect to sell substantially all of our 11 non-strategic hotels in the first part of 2007 for aggregate gross proceeds of approximately $185 million to $190 million.
     In 2006, we sold 31 non-strategic hotels for aggregate gross proceeds of approximately $514 million. In 2007, through February 25, 2007, we sold two non-strategic hotels for gross proceeds of $42.7 million and had three hotels with hard contracts for sale.

     Debt Reduction. As part of the repositioning strategy, from September 30, 2005, when we began our disposition program, we reduced our debt by $400 million in the aggregate using proceeds from non-strategic hotel sales and excess cash on hand. For the year ended December 31, 2006, our consolidated debt to EBITDA ratio was approximately 4.7x, compared to more than 8x for the year ended December 31, 2003, and we believe this ratio will continue to decrease as we continue to improve our operating performance. In addition, we will continue to look for additional opportunities to reduce our cost of debt and increase our flexibility on an economically sound basis.
     Internal Growth. Our internal growth is driven by the following factors:
•	Comprehensive Renovation of our Portfolio of Core Hotels. We have implemented a long-term capital plan for each core hotel to enhance our portfolio’s competitive position. We plan to spend approximately $430 million in capital from 2006 to 2008, of which $131 million was spent during 2006, approximately $225 million will be spent in 2007 and the remainder will be spent during 2008.

•	Redevelopment Opportunities. We have currently identified opportunities at 14 core hotels to add significant value through the maximization of our real estate (e.g., adding meeting space, guest rooms and/or spas, utilizing excess land at beach-front properties for condominium developments and re-branding opportunities) and added earnings growth. We plan to use approximately $150 million of the proceeds from selling non-strategic hotels to fund redevelopment projects.

•	Modified Asset Management Approach. We seek to improve the competitive position of our core hotels through aggressive asset management and strong relationships with our brand-owner managers. During 2006, we completed changes to our asset management approach. While REIT requirements prohibit us from directly managing our hotels, we are taking a more intensive approach to asset management. Through the selling of non-strategic hotels and the hiring of additional asset managers, our asset managers have more time to dedicate to each hotel. In addition, we are taking a more active role in working closely with our brand-owner managers to actively monitor and review hotel operations. We strongly urge our brand-owner managers to implement best practices in expense and revenue management at our hotels, and we strive to influence brand strategy on marketing and revenue enhancement programs. See “Business – Strategic Relationships.”
     External Growth. We regularly consider hotel acquisitions that will improve the overall quality of our portfolio, further diversify our portfolio by market and customer type, and/or improve future EBITDA growth. However, we take a highly disciplined approach to any acquisitions, which must meet strict criteria, including minimum rates of return. Moreover, we believe our reduced debt levels will ensure that we will have sufficient borrowing capacity to fund acquisitions when opportunities arise. We expect acquisitions of hotels will be restricted to high quality hotels in major urban and resort markets with high barriers to entry and high growth potential.
Strategic Relationships
     We benefit from our brand-owner and manager alliances with Hilton Hotels Corporation (Embassy Suites Hotels, Hilton and Doubletree), InterContinental Hotels Group PLC (Holiday Inn) and Starwood Hotels & Resorts Worldwide, Inc. (Sheraton and Westin). These relationships enable us to work effectively with our managers to maximize Hotel EBITDA margins and operating cash flow from our hotels.
•	Hilton Hotels Corporation (www.hiltonworldwide.com) is recognized internationally as a preeminent hospitality company. Hilton develops, owns, manages or franchises more than 2,300 hotels, resorts and vacation ownership properties. Its portfolio includes many of the world’s best known and most highly regarded hotel brands, including Hilton, Hilton Garden Inn, Doubletree, Embassy Suites Hotels, Conrad, Hampton Inn and Homewood Suites by Hilton, among others. Subsidiaries of Hilton managed 54 of our hotels at December 31, 2006. Hilton is a 50% partner in joint ventures with us in the ownership of 12 hotels and the management of residential condominiums, and is the holder of a 10% equity interest in certain of our consolidated subsidiaries owning four hotels.

•	InterContinental Hotels Group PLC (www.ichotelsgroup.com) of the United Kingdom is the world’s largest hotel company by number of rooms. IHG owns, manages, leases or franchises, through various subsidiaries, more than 3,600 hotels and 540,000 guest rooms in nearly 100 countries and territories around the world. IHG owns a portfolio of well recognized and respected hotel brands including InterContinental Hotels & Resorts, Crowne Plaza Hotels & Resorts, Holiday Inn, Holiday Inn Express, Hotel Indigo, Staybridge Suites, Candlewood Suites, and also manages the world’s largest hotel loyalty program, Priority Club Rewards, with more than 30 million members worldwide. At December 31, 2006, subsidiaries of IHG managed 18 of our hotels.
•	Starwood Hotels & Resorts Worldwide, Inc. (www.starwoodhotels.com) is one of the leading hotel and leisure companies in the world with more than 860 properties with 264,000 rooms in 95 countries. With internationally renowned brands, Starwood is a fully integrated owner, operator and franchisor of hotels and resorts including: St. Regis, The Luxury Collection, Le Méridien, Sheraton, Westin, Four Points by Sheraton and W brands. Subsidiaries of Starwood managed seven of our hotels at December 31, 2006. Starwood is a 40% joint venture partner with us in the ownership of two hotels and a 50% joint venture partner with us in the ownership of one hotel.
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
Tax Status
     We elected to be taxed as a REIT under the federal income tax laws, commencing with our initial taxable year ended December 31, 1994. As a REIT, we generally are not subject to federal income taxation at the corporate level on taxable income that is distributed to our stockholders. We may, however, be subject to certain state and local taxes on our income and property. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. In connection with our election to be taxed as a REIT, our charter imposes restrictions on the ownership and transfer of shares of our common stock. FelCor LP expects to make distributions on its units sufficient to enable us to meet our distribution obligations as a REIT. As a result of the passage of the REIT Modernization Act, in 2001 we acquired or terminated all of our hotel leases and contributed them to taxable REIT subsidiaries, or TRSs. These TRSs are subject to both federal and state income taxes. At December 31, 2006, our TRSs had a federal income tax loss carry forward of $315 million.
Employees
     Thomas J. Corcoran, Jr., our Chairman of the Board of Directors, entered into a new employment agreement with us in February 2006 that continues in effect until February 1, 2011. Richard A. Smith, our President and Chief Executive Officer, entered into an employment agreement with us in February 2006 that continues into effect until February 1, 2008. Both Mr. Corcoran’s and Mr. Smith’s agreements automatically renew for successive one-year terms unless terminated by either party. All of our executive officers, including Messrs. Corcoran and Smith, have change in control contracts that renew annually. We had 74 full-time employees at December 31, 2006.
     All persons employed in the day-to-day operation of our hotels are employees of the management companies engaged by us and are not our employees.
Item 1A. Risk Factors
     Certain statements and analyses contained in this Annual Report on Form 10-K, in our 2007 Annual Report to Shareholders, or that may in the future be made by, or be attributable to, us, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. All of such forward-looking statements are based upon present expectations and assumptions that may or may not actually occur. The following factors constitute cautionary statements identifying important factors, including material risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements or in our historical results. Each of the following factors, among others, could adversely affect our ability to meet the current expectations of management.
Future terrorist activities and United States military involvement in the Middle East and elsewhere may adversely affect, and create uncertainty in, our business
     The terrorist attacks of September 11, 2001, caused a significant disruption in travel-related businesses in the United States. Consistent with the rest of the lodging industry, we experienced substantial declines in occupancy and ADR, due to a decline in both business and leisure travel in 2001 and the continued decline in business travel in 2002 and 2003. While the lodging industry experienced the beginnings of a recovery in 2004 and strong growth in 2005 and 2006, another act of terrorism in the United States, protracted or expanded United States military involvement in the War on Terrorism, heightened “Threat Levels,” contractions in the airline industry, or increased security precautions making air travel more difficult could result in decreases in travel and our revenues. The factors described above, as well as other political or economic events, may adversely affect the lodging industry, including us, as a result of reduced public travel.
There are significant risks associated with our planned renovation and redevelopment projects, which could adversely affect our financial condition, results of operations or cash flows from these projects
     Our ongoing and future renovation projects entail significant risks. Renovation and redevelopment activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Renovation and redevelopment projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering or environmental problems, work stoppages, unanticipated cost increases and unavailability of construction materials. Renovation and redevelopment staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits and authorizations from governmental or regulatory authorities, construction defects or non-compliance with construction or brand specifications, could increase the total cost, delay completion and adversely affect the operations of our hotels beyond our expectations. We may rely on few key vendors or contractors at renovation and redevelopment projects; the failure of any of these key vendors or contractors could materially increase the total cost, and/or delay completion and adversely affect the operations of our hotels beyond our expectations.
We are subject to the risks of real estate ownership, which could increase our costs of operations
     General Risks. Our investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:
•	adverse changes in general or local economic or real estate market conditions;

•	changes in zoning laws;

•	increases in supply or competition;

•	changes in traffic patterns and neighborhood characteristics;

•	increases in assessed valuation and real estate tax rates;

•	increases in the cost of property insurance;

•	increases in the cost of wood, steel, concrete and other building materials, which increase the cost of renovations, expansions and new construction;

•	costly governmental regulations and fiscal policies;

•	the potential for uninsured or underinsured property losses;

•	the potential that we are unable to meet all requirements under the Americans with Disabilities Act;

•	the impact of environmental laws and regulations; and

•	other circumstances beyond our control.
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
We will encounter industry-related risks that may adversely affect our business
     We are subject to the risks of hotel operations. We own the lessees of our hotels; consequently we are subject to the risk of fluctuating hotel operating expenses at our hotels, including, but not limited to:
•	wage and benefit costs, including hotels that employ unionized labor;

•	repair and maintenance expenses;

•	gas and electricity costs;

•	insurance costs, including health, general liability and workers compensation; and

•	other operating expenses.
     In addition, we are subject to the risks of a decline in Hotel EBITDA margins, which occurs when hotel operating expenses increase disproportionately to revenues. These operating expenses and Hotel EBITDA margins are within the control of our third party managers, over which we have limited control, resulting in an increased risk of volatility in our results of operations.
     An economic slowdown can have a significant adverse effect on our RevPAR performance and results of operations. Unless current economic growth continues, the effects of a slowdown on our financial condition could be material. A sharp reduction in business travel can cause RevPAR to decline. Decreased occupancy can lead to declining room rates, as hotels compete more aggressively for guests. Both factors have a significant adverse effect on RevPAR, Hotel EBITDA margins and results of operations. If the current economic growth stalls, or if the lodging industry fails to benefit from economic growth for a protracted period of time, or if the markets in which we have significant concentrations should fail to participate in the economic growth, it could have a material adverse effect on our operations, earnings and financial condition.
     Investing in hotel assets involves special risks. We have invested in hotel-related assets, and our hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, and generally include:
•	competition from other hotels;

•	construction of more hotel rooms in a particular area than needed to meet demand;

•	current high, and any further increases in, energy costs and other travel expenses;

•	other events, such as terrorist acts or war that reduce business and leisure travel;

•	adverse effects of declines in general and local economic activity;

•	fluctuations in our revenue caused by the seasonal nature of the hotel industry;

•	an outbreak of a pandemic disease affecting the travel industry;

•	a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.

     We have embarked on a strategy to improve our customer mix. Part of our current strategy is to increase the average daily rate, or ADR, at our hotels by changing the customer mix. We plan to accomplish this through renovation and redevelopment of our hotels and not renewing some of the lower ADR contracts, which many of our hotels have relied on to generate income. If we are unable to replace at least a portion of these lower ADR contracts with other higher ADR business it could have a materially adverse affect on our earnings and cash flow.
     We could face increased competition. Each of our hotels competes with other hotels in its geographic area. A number of additional hotel rooms have been, or may be, built in a number of the geographic areas in which our hotels are located, which could adversely affect both occupancy and rates in those markets. A significant increase in the supply of midprice, upscale and upper upscale hotel rooms and suites, if demand fails to increase at least proportionately, could have a material adverse effect on our business, financial condition and results of operations.
     We face reduced coverages and increased costs of insurance. Our property insurance has a $100,000 all risk deductible, and a deductible of 5% of insured value for named windstorm coverage and California earthquake coverage. Costs for our property insurance has increased significantly. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Additional catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to keep our cost of insurance within reasonable limits, we have purchased reduced limits for property, wind and earthquake insurance and only purchased terrorism insurance for those hotels that are secured by mortgage debt, as required by our lenders. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 67 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.
     We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions. At December 31, 2006, approximately 48% of our hotel rooms were located in, and 45% of our 2006 Hotel EBITDA was generated from, three states: California, Florida and Texas. Additionally, at December 31, 2006, we had concentrations in six major metropolitan areas, South Florida, the San Francisco Bay area, Atlanta, the Los Angeles area, Dallas and Orlando, which together represented approximately 35% of our Hotel EBITDA for the year ended December 31, 2006. Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas will have a greater adverse effect on us than on the industry as a whole.
     We had nine hotels at February 25, 2007, that we intend to sell in 2007. We may be unable to sell these hotels at acceptable prices, or at all, within the proposed time frame. If we are unable to sell these hotels at anticipated prices, we may realize additional losses upon sale. Even if we are successful in selling these hotels as contemplated, if we fail to reinvest the net proceeds in a manner that will generate returns equal to, or better than, the hotels sold, our results of operations will be adversely affected.
     We are subject to possible adverse effects of management franchise and license agreement requirements. All of our hotels are operated under existing management franchise or license agreements with nationally recognized hotel companies. Each agreement requires that the licensed hotel be maintained and operated in accordance with specific standards and restrictions in order to maintain uniformity within the brand. Compliance with these standards, and changes in these standards, could require us to incur significant expenses or capital expenditures, which could adversely affect our results of operations and ability to pay dividends to our stockholders and service on our indebtedness.
     We are subject to the risks of brand concentration. We are subject to the potential risks associated with the concentration of our hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with the brand could adversely affect hotels operated under that brand.

The following table reflects the percentage of Hotel EBITDA from our consolidated portfolio of 83 hotels included in continuing operations as of December 31, 2006, generated by hotels operated under each of the indicated brands during the year ended December 31, 2006:

		% of 2006
		Hotel
	Hotels	EBITDA
Embassy Suites Hotels	47	57%
Holiday Inn-branded hotels	17	18
Starwood-branded hotels	9	15
Doubletree-branded hotels	7	7
Hilton-branded hotels	2	2
Other	1	1
     Should any of these brands suffer a significant decline in popularity with the traveling public, it could adversely affect our revenues and profitability.
     The lodging business is seasonal in nature. Generally, hotel revenues for our hotel portfolio are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. We expect that seasonal variations in revenue at our hotels will cause quarterly fluctuations in our revenues.
As a REIT, we are subject to specific tax laws and regulations, the violation of which could subject us to significant tax liabilities
     The federal income tax laws governing REITs are complex. We have operated, and intend to continue to operate, in a manner that is intended to enable us to qualify as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complicated, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we have been, or will continue to be, successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT.
     Failure to make required distributions would subject us to tax. Each year, a REIT must pay out to its stockholders at least 90% of its taxable income, other than any net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible tax if the actual amount we pay out to our stockholders in a calendar year is less than the minimum amount specified under federal tax laws. Our only source of funds to make such distributions comes from distributions from FelCor LP. Accordingly, we may be required to borrow money or sell assets to enable us to pay out enough of our taxable income to satisfy the distribution requirements and to avoid corporate income tax and the 4% tax in a particular year.
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

     We lack control over the management and operations of our hotels. Because federal income tax laws restrict REITs and their subsidiaries from operating hotels, we do not manage our hotels. Instead, we are dependent on the ability of independent third-party managers to operate our hotels pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, the salary and benefits provided to hotel employees, the conduct of food and beverage operations and similar matters. While our taxable REIT subsidiaries monitor the third-party manager’s performance, we have limited specific recourse under our management agreements if we believe the third-party managers are not performing adequately. Failure by our third-party managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. In addition, our third-party managers or their affiliates manage hotels that compete with our hotels, which may result in conflicts of interest. As a result, our third-party managers may have in the past made and may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interests.
We depend on external sources of capital for future growth, and we may be unable to access capital when necessary
     Unlike subchapter C corporations, our ability to reduce our debt and finance our growth largely must be funded by external sources of capital because we are required to distribute to our stockholders at least 90% of our taxable income (other than net capital gains) in order to qualify as a REIT, including taxable income we recognize for federal income tax purposes but with regard to which we do not receive corresponding cash. Our ability to access the external capital we require could be hampered by a number of factors, many of which are outside our control, including declining general market conditions, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, excessive cash distributions or decreases in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which among other things, restrict our incurrence of debt and the payment of distributions. The effect of any of these factors, individually or in combination, could prevent us obtaining the external capital we require on terms that are acceptable to us, or at all, and the failure to obtain necessary capital could have a material adverse effect on our ability to finance our future growth.
We have substantial financial leverage
     At December 31, 2006, our consolidated debt of $1.4 billion represented 42% of our total market capitalization. The decline in our revenues and cash flow from operations during 2001, 2002 and 2003, adversely affected our public debt ratings and future declines in revenues and cash flow may have a similar impact, and may limit our access to additional debt. Our senior notes currently are rated Ba3 by Moody’s Investors Service, and B+ by Standard & Poor’s, which are considered below investment grade. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. While we are currently using proceeds from the sale of non-strategic hotels, limitations upon our access to additional debt could adversely affect our ability to fund these programs in the future.
     We had increases in RevPAR for the past three years, but if RevPAR worsens, it could reduce our ability to pay dividends and service our debt.
     Our financial leverage could have important consequences. For example, it could:
•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;

•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing;

•	increase our vulnerability to adverse economic and industry conditions, and to interest rate fluctuations;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for capital expenditures, future business opportunities, paying dividends or other purposes;

•	limit our flexibility to make, or react to, changes in our business and our industry; and

•	place us at a competitive disadvantage, compared to our competitors that have less debt.
Our debt agreements will allow us to incur additional debt, which, if incurred, could exacerbate the other risks described herein
     We may be able to incur substantial debt in the future. Although the instruments governing our indebtedness contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the risks described above would intensify.
     In January 2006, we established a $125 million unsecured line of credit. This line of credit has certain restrictive covenants, such as a leverage ratio, fixed charge coverage ratio, an unencumbered leverage ratio and a maximum payout ratio. The covenants under our line of credit would have allowed us to incur, at December 31, 2006, an additional $501 million of debt of which a maximum of $252 million could be unsecured debt. Together with the restrictions and limitations contained in the indentures governing our existing senior notes, at December 31, 2006, we could have incurred approximately $1.2 billion of additional secured indebtedness assuming the additional debt was borrowed at 7.3% annual interest rate and invested in hotels with an 85% loan to value generating annual Hotel EBITDA equal to 7.5% of their cost.
We have restrictive debt covenants that could adversely affect our ability to finance our operations or engage in other business activities
     The agreements governing our line of credit and the indentures governing our outstanding senior notes contain various restrictive covenants and incurrence tests, including, among others, provisions that can restrict our ability to:
•	incur any additional indebtedness;

•	make common or preferred distributions;

•	make investments;

•	engage in transactions with affiliates;

•	incur liens;

•	merge or consolidate with another person;

•	dispose of all or substantially all of our assets; and

•	permit limitations on the ability of our subsidiaries to make payments to us.
     These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest.
     Under the terms of the indenture governing one series of our outstanding senior notes, we are prohibited from repurchasing any of our capital stock, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indenture, exceeds 4.85 to 1. Although at December 31, 2006, our debt-to-EBITDA ratio is below that threshold, a decline in our EBITDA, or an increase in our debt, could raise that ratio above the 4.85 to 1 threshold. Accordingly, we may be prohibited from purchasing any of our capital stock, except as permitted under limited exceptions, such as from the proceeds of a substantially concurrent issuance of other capital stock.
     If actual operating results are significantly below our current expectations, as reflected in our public guidance, or if interest rates increase significantly more than we expect, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior notes. In such an event, we may be prohibited from incurring additional indebtedness, except to repay or refinance maturing debt with debt of similar priority in the capital structure, and may be prohibited from, among other things, paying distributions on our preferred or common stock, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income.
     Our $125 million unsecured line of credit has certain restrictive covenants, such as a leverage ratio, fixed charge coverage ratio, an unencumbered leverage ratio and a maximum payout ratio. A breach of any of these covenants and limitations under our line of credit could require that we repay some or all amounts outstanding under our line of credit.
     Our failure to timely satisfy any judgment or recourse indebtedness, if in the amount of $10 million or more, could result in the acceleration of our unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.
We own, and may acquire, interests in hotel joint ventures with third parties that expose us to some risk of additional liabilities or capital requirements
     We own, through our subsidiaries, interests in several real estate joint ventures with third parties. Joint ventures that are not consolidated into our financial statements owned a total of 19 hotels, in which we had an aggregate investment of $112 million, at December 31, 2006. The operations of 14 of these hotels are included in our consolidated results of operations due to our majority ownership of the lessees of these hotels. None of our directors or officers hold any interest in any of these ventures. Our joint venture partners are affiliates of Hilton with respect to 12 hotels, affiliates of Starwood with respect to one hotel, and private entities or individuals with respect to six hotels. The ventures and hotels were subject to non-recourse mortgage loans aggregating $197 million at December 31, 2006.
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
Existing circumstances may result in two of our directors having interests that may conflict with our interests
     Adverse tax consequences to affiliates upon a sale of certain hotels. Thomas J. Corcoran, Jr., our Chairman of the Board of Directors, and Robert A. Mathewson, a director, may incur additional tax liability if we sell our investments in six hotels that we acquired in July 1994 from partnerships in which they were investors. Consequently, our interests could differ from Messrs. Corcoran’s and Mathewson’s interests in the event that we consider a sale of any of these hotels. Decisions regarding a sale of any of these six hotels must be approved by a majority of our independent directors.
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

Departure of key personnel would deprive us of the institutional knowledge, expertise and leadership they provide
     Our executive management includes the President and Chief Executive Officer, Richard A. Smith, and four Executive Vice Presidents. The persons in these positions generally possess institutional knowledge about our organization and the hospitality or real estate industries, have significant expertise in their fields, and possess leadership skills that are important to our operations. The loss of any of our senior executive officers could adversely affect our ability to execute our business strategy.
Our charter contains limitations on ownership and transfer of shares of our stock that could adversely affect attempted transfers of our capital stock
     To maintain our status as a REIT, no more than 50% in value of our outstanding stock may be owned, actually or constructively, under the applicable tax rules, by five or fewer persons during the last half of any taxable year. Our charter prohibits, subject to some exceptions, any person from owning more than 9.9%, as determined in accordance with the Internal Revenue Code and the Exchange Act, of the number of outstanding shares of any class of our stock. Our charter also prohibits any transfer of our stock that would result in a violation of the 9.9% ownership limit, reduce the number of stockholders below 100 or otherwise result in our failure to qualify as a REIT. Any attempted transfer of shares in violation of the charter prohibitions will be void, and the intended transferee will not acquire any right in those shares. We have the right to take any lawful action that we believe is necessary or advisable to ensure compliance with these ownership and transfer restrictions and to preserve our status as a REIT, including refusing to recognize any transfer of stock in violation of our charter.
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
     Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of 20 million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. As of December 31, 2006, we had outstanding 12,880,475 shares of our Series A preferred stock and 67,980 shares, represented by 6,798,000 depositary shares, of our Series C preferred stock.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We own a diversified portfolio of nationally branded, upscale hotels managed and branded by Hilton, IHG and Starwood. We consider our hotels, generally, to be high quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. The hotels generally feature comfortable, modern guest rooms, meeting and convention facilities and full-service restaurant and catering facilities. Our hotels included in continuing operations, are located in 23 states and Canada, and are situated primarily in major markets near airport, suburban or downtown areas. The following tables illustrate the distribution of our 83 consolidated hotels included in continuing operations at December 31, 2006.

			% of	% of 2006
Top Markets	Hotels	Rooms	Total Rooms	Hotel EBITDA(a)
South Florida area	5	1,434	6	7
Atlanta	5	1,462	6	7
San Francisco Bay area	6	2,141	9	6
Los Angeles area	4	898	4	5
Orlando	5	1,690	7	5
Dallas	4	1,333	6	5
Phoenix	3	798	3	4
San Diego	1	600	2	4
Minneapolis	3	739	3	4
Northern New Jersey	3	756	3	3
Washington, D.C.	1	443	2	3
Philadelphia	2	729	3	3
Chicago	3	795	3	3
San Antonio	3	874	4	4
Boston	2	532	2	3
Location
Suburban	32	8,200	34	37
Urban	20	6,361	26	25
Airport	20	6,203	26	24
Resort	11	3,317	14	14
Segment
Upper-upscale	65	17,377	72	81
Upscale	1	403	2	1
Full service	17	6,301	26	18

(a)	A detailed description and computation of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

     We are committed to maintaining the high standards of our hotels. Our hotels have an average of approximately 290 rooms, with five hotels having 500 or more rooms. Although obsolescence arising from age and condition of facilities can adversely affect our hotels, we have committed to spend approximately $430 million on capital expenditures for our core hotels from 2006 through 2008 to upgrade, completely renovate and/or redevelop all of our hotels to enhance or maintain their competitive position. In 2006, we spent $179 million on hotel capital expenditures and spent 6.5% of our consolidated room revenue from continuing operations on maintenance and repair expense.
Hotel Brands
     A key part of our business strategy is to have our hotels managed by some of the nation’s most recognized and respected hotel brand owners. We maintain relationships with our brand owners, who also manage substantially all of our hotels. The following table illustrates the distribution of our hotels among our premier brands at December 31, 2006.
Brand Distribution

			% of	% of 2006
Brand	Hotels	Rooms	Total Rooms	Hotel EBITDA(a)
Embassy Suites Hotels	47	12,130	51	57
Holiday Inn-branded	17	6,301	26	18
Starwood-branded	9	3,217	13	15
Doubletree-branded	7	1,471	6	7
Hilton-branded	2	559	2	2
Other	1	403	2	1

     Hotel Operating Statistics
     The following tables set forth average historical occupied rooms, or Occupancy, ADR and RevPAR for the years ended December 31, 2006 and 2005, and the percentage changes therein between the periods presented for our consolidated hotels included in continuing operations:
Operating Statistics by Brand

	Occupancy (%)(a)
	Year Ended December 31,
	2006	2005	%Variance
Embassy Suites Hotels	75.1	74.3	1.1
Holiday Inn-branded hotels	69.3	72.1	(3.9)
Sheraton-branded hotels	72.0	74.1	(2.8)
Doubletree-branded hotels	74.2	72.3	2.7
Other hotels(b)	66.9	67.3	(0.6)

Total hotels	72.6	73.1	(0.7)

	ADR ($)
	Year Ended December 31,
	2006	2005	%Variance
Embassy Suites Hotels	134.01	124.36	7.8
Holiday Inn-branded hotels	109.59	101.77	7.7
Sheraton-branded hotels	123.85	111.20	11.4
Doubletree-branded hotels	130.27	117.35	11.0
Other hotels(b)	123.23	114.34	7.8

Total hotels	125.93	116.04	8.5

	RevPAR ($)
	Year Ended December 31,
	2006	2005	%Variance
Embassy Suites Hotels	100.60	92.36	8.9
Holiday Inn-branded hotels	75.93	73.41	3.4
Sheraton-branded hotels	89.15	82.35	8.3
Doubletree-branded hotels	96.68	84.81	14.0
Other hotels(b)	82.50	77.01	7.1

Total hotels	91.49	84.86	7.8

(a)	Hotels have been excluded in both the current and prior year for those months directly impacted by hurricanes

(b)	Other hotels include two Hilton-branded hotels, one Westin and one Crowne Plaza.

Operating Statistics for Our Top Markets

	Occupancy (%)
	Year Ended December 31,
	2006	2005	%Variance
South Florida area	79.8	78.2	2.1
Atlanta	75.2	78.1	(3.8)
San Francisco Bay area	76.0	74.8	1.7
Los Angeles area	75.2	76.2	(1.3)
Orlando	76.6	77.6	(1.3)
Dallas	69.9	66.2	5.6
Phoenix	72.9	72.4	0.6
San Diego	81.5	81.6	(0.2)
Minneapolis	70.2	71.7	(2.1)
Northern New Jersey	69.3	70.3	(1.3)
Washington, D.C.	66.4	74.3	(10.6)
Philadelphia	73.4	74.5	(1.5)
Chicago	74.9	74.9	0.0
San Antonio	76.1	76.4	(0.3)
Boston	73.0	71.0	2.7

	ADR ($)
	Year Ended December 31,
	2006	2005	%Variance
South Florida area	139.51	126.38	10.4
Atlanta	118.35	106.28	11.4
San Francisco Bay area	130.97	119.14	9.9
Los Angeles area	142.74	128.02	11.5
Orlando	100.24	93.41	7.3
Dallas	112.87	105.34	7.2
Phoenix	133.17	121.78	9.3
San Diego	140.40	128.47	9.3
Minneapolis	137.72	129.39	6.4
Northern New Jersey	148.76	138.67	7.3
Washington, D.C.	161.75	145.47	11.2
Philadelphia	130.00	118.35	9.8
Chicago	123.78	107.56	15.1
San Antonio	103.94	92.27	12.6
Boston	151.65	137.68	10.1

	RevPAR ($)
	Year Ended December 31,
	2006	2005	%Variance
South Florida area	111.31	98.78	12.7
Atlanta	88.95	83.04	7.1
San Francisco Bay area	99.53	89.06	11.8
Los Angeles area	107.36	97.56	10.1
Orlando	76.78	72.51	5.9
Dallas	78.94	69.77	13.1
Phoenix	97.05	88.21	10.0
San Diego	114.36	104.86	9.1
Minneapolis	96.69	92.82	4.2
Northern New Jersey	103.16	97.47	5.8
Washington, D.C.	107.42	108.09	(0.6)
Philadelphia	95.36	88.18	8.1
Chicago	92.75	80.60	15.1
San Antonio	79.14	70.49	12.3
Boston	110.67	97.80	13.2

  Embassy Suites Hotels
     Embassy Suites Hotels is the nation’s largest brand of upscale, all-suite hotels with more total suites than any of its competitors. Created in 1983, Embassy Suites Hotels was a pioneer in the all-suite concept and today is a market share leader with more than 180 locations in the United States, Canada and Latin America. Embassy Suites Hotels, part of the Hilton family of hotels, maintains a commanding presence in this segment in terms of system size, geographic distribution, brand-name recognition and operating performance. Each Embassy Suites Hotel features spacious two-room suites featuring a separate living area, private bedroom, a mini-kitchen and other convenient, value-added guest services and amenities.
 Doubletree and Doubletree Guest Suites Hotels
     Doubletree hotels and Doubletree Guest Suites are a growing collection of upscale accommodations in more than 150 gateway cities, metropolitan areas and vacation destinations throughout the United States, Canada and Latin America. As part of the Hilton family, in addition to the advantages of the award winning Hilton HHonors guest program, these brands offer comfortable accommodations, meeting facilities, exceptional dining options, health and fitness facilities, state-of-the art technology, and other amenities and services to both business and leisure travelers.
 Holiday Inn Hotels
     The Holiday Inn brand is one of the most widely recognized lodging brands in the world, with nearly 1,500 properties worldwide. The brand offers today’s business and leisure travelers dependability, friendly service and modern, attractive facilities at an excellent value. Holiday Inn hotels guests enjoy amenities such as restaurants and room service, relaxing lounges, swimming pools and fitness centers, as well as 24-hour business services and meeting facilities.
 Sheraton and Sheraton Suites Hotels
     With more than 400 hotels and resorts in over 70 countries, Sheraton Hotels & Resorts is the largest brand in the Starwood Hotels & Resorts Worldwide, Inc. system. Located in the world’s most sought-after cities and resort destinations, Sheraton hotels serve the needs of both business and leisure travelers. At all Sheraton hotels guests find full-service dining facilities and room service, on-site fitness centers with a swimming pool, on-site business services, laundry/valet services and meeting facilities for groups of all sizes. Guestrooms include generous work desks and televisions with cable/satellite channels.
 Other Hotels
     As of December 31, 2006, four of our hotels were operated under other brands, Crowne Plaza, Hilton, Hilton Suites and Westin.

Hotel Portfolio
     The following table sets forth certain descriptive information regarding the 99 hotels in which we owned an interest at December 31, 2006:

	State	Rooms	% Owned (a)	Brand
Consolidated Operations
Core Hotels
Birmingham(b)	AL	242		Embassy Suites Hotel
Phoenix – Biltmore(b)	AZ	232		Embassy Suites Hotel
Phoenix Crescent Hotel(b)	AZ	342		Sheraton
Phoenix Tempe(b)	AZ	224		Embassy Suites Hotel
Dana Point – Doheny Beach	CA	195		Doubletree Guest Suites
Los Angeles – Anaheim (Located near Disneyland Park)(b)	CA	222		Embassy Suites Hotel
Los Angeles – El Segundo – International Airport –South	CA	349	97%	Embassy Suites Hotel
Milpitas – Silicon Valley(b)	CA	266		Embassy Suites Hotel
Napa Valley(b)	CA	205		Embassy Suites Hotel
Oxnard – Mandalay Beach Resort & Conference Center	CA	248		Embassy Suites Hotel
San Diego – On the Bay	CA	600		Holiday Inn
San Francisco – Burlingame Airport	CA	340		Embassy Suites Hotel
San Francisco – South San Francisco Airport(b)	CA	312		Embassy Suites Hotel
San Francisco – Fisherman’s Wharf	CA	585		Holiday Inn
San Francisco – Union Square	CA	403		Crowne Plaza
San Rafael – Marin County/Conference Center(b)	CA	235	50%	Embassy Suites Hotel
Santa Barbara – Goleta	CA	160		Holiday Inn
Santa Monica – Beach at the Pier	CA	132		Holiday Inn
Wilmington(b)	DE	244	90%	Doubletree
Boca Raton(b)	FL	263		Embassy Suites Hotel
Cocoa Beach – Oceanfront	FL	500		Holiday Inn
Deerfield Beach – Boca Raton/Deerfield Beach Resort(b)	FL	244		Embassy Suites Hotel
Ft. Lauderdale – 17th Street(b)	FL	358		Embassy Suites Hotel
Ft. Lauderdale – Cypress Creek(b)	FL	253		Sheraton Suites
Jacksonville – Baymeadows(b)	FL	277		Embassy Suites Hotel
Miami – International Airport(b)	FL	316		Embassy Suites Hotel
Orlando – International Airport(b)	FL	288		Holiday Inn Select
Orlando – International Drive – Resort	FL	652		Holiday Inn
Orlando – International Drive South/Convention Center(b)	FL	244		Embassy Suites Hotel
Orlando– (North)	FL	277		Embassy Suites Hotel
Orlando – Walt Disney World Resort	FL	229		Doubletree Guest Suites
Tampa– On Tampa Bay(b)	FL	203		Doubletree Guest Suites
Atlanta – Airport(b)	GA	232		Embassy Suites Hotel
Atlanta – Buckhead(b)	GA	316		Embassy Suites Hotel
Atlanta – Galleria(b)	GA	278		Sheraton Suites
Atlanta – Gateway – Atlanta Airport	GA	395		Sheraton
Atlanta – Perimeter Center(b)	GA	241	50%	Embassy Suites Hotel
Chicago – Lombard/Oak Brook(b)	IL	262	50%	Embassy Suites Hotel
Chicago – Northshore/Deerfield (Northbrook) (b)	IL	237		Embassy Suites Hotel
Chicago O’Hare Airport(b)	IL	296		Sheraton Suites
Indianapolis – North(b)	IN	221	75%	Embassy Suites Hotel
Kansas City – Overland Park(b)	KS	199	50%	Embassy Suites Hotel
Lexington – Lexington Green(b)	KY	174		Hilton Suites
Baton Rouge(b)	LA	223		Embassy Suites Hotel
New Orleans(b)	LA	370		Embassy Suites Hotel
New Orleans – French Quarter	LA	374		Holiday Inn

	State	Rooms	% Owned(a)	Brand
Boston – Government Center	MA	303		Holiday Inn Select
Boston – Marlborough(b)	MA	229		Embassy Suites Hotel
Baltimore – BWI Airport(b)	MD	251	90%	Embassy Suites Hotel
Bloomington(b)	MN	219		Embassy Suites Hotel
Minneapolis – Airport(b)	MN	310		Embassy Suites Hotel
St. Paul – Downtown(b)	MN	210		Embassy Suites Hotel
Kansas City – Plaza(b)	MO	266	50%	Embassy Suites Hotel
Charlotte(b)	NC	274	50%	Embassy Suites Hotel
Charlotte SouthPark	NC	208		Doubletree Guest Suites
Raleigh(b)	NC	203		Doubletree Guest Suites
Raleigh – Crabtree(b)	NC	225	50%	Embassy Suites Hotel
Parsippany(b)	NJ	274	50%	Embassy Suites Hotel
Piscataway – Somerset(b)	NJ	221		Embassy Suites Hotel
Secaucus – Meadowlands(b)	NJ	261	50%	Embassy Suites Hotel
Philadelphia – Historic District	PA	364		Holiday Inn
Philadelphia – Society Hill(b)	PA	365		Sheraton
Pittsburgh – At University Center (Oakland)(b)	PA	251		Holiday Inn Select
Charleston – Mills House (Historic Downtown)(b)	SC	214		Holiday Inn
Myrtle Beach – At Kingston Plantation	SC	255		Embassy Suites Hotel
Myrtle Beach Resort	SC	385		Hilton
Nashville – Airport/Opryland Area	TN	296		Embassy Suites Hotel
Nashville – Opryland/Airport (Briley Parkway)	TN	382		Holiday Inn Select
Austin(b)	TX	189	90%	Doubletree Guest Suites
Austin – North(b)	TX	260	50%	Embassy Suites Hotel
Corpus Christi(b)	TX	150		Embassy Suites Hotel
Dallas – DFW International Airport-South(b)	TX	305		Embassy Suites Hotel
Dallas – Love Field(b)	TX	248		Embassy Suites Hotel
Dallas – Market Center	TX	244		Embassy Suites Hotel
Dallas – Park Central	TX	536	60%	Westin
Houston – Medical Center	TX	284		Holiday Inn & Suites
San Antonio – International Airport(b)	TX	261	50%	Embassy Suites Hotel
San Antonio – International Airport(b)	TX	397		Holiday Inn Select
San Antonio – N.W. I-10(b)	TX	216	50%	Embassy Suites Hotel
Burlington Hotel & Conference Center(b)	VT	309		Sheraton
Vienna – At Tysons Corner(b)	VA	443	50%	Sheraton

Canada
Toronto – Airport	Ontario	445		Holiday Inn Select
Toronto – Yorkdale	Ontario	370		Holiday Inn

Non-Strategic Hotels designated as Held for Sale
Los Angeles – Covina/I-10(c)	CA	202	50%	Embassy Suites Hotel
Palm Desert – Palm Desert Resort(c)	CA	198		Embassy Suites Hotel
Stamford	CT	380		Holiday Inn Select
Brunswick	GA	130		Embassy Suites Hotel
Lexington	KY	155		Sheraton Suites
Troy – North (Auburn Hills) (b)	MI	251	90%	Embassy Suites Hotel
Tulsa – I-44	OK	244		Embassy Suites Hotel
Dallas – Park Central	TX	438	60%	Sheraton
Dallas – Park Central Area	TX	279		Embassy Suites Hotel
Dallas – West End/Convention Center	TX	309		Hampton Inn
Houston – Intercontinental Airport	TX	415		Holiday Inn

	State	Rooms	% Owned(a)	Brand
Unconsolidated Operations
Hays(b)	KS	114	50%	Hampton Inn
Hays(b)	KS	191	50%	Holiday Inn
Salina(b)	KS	192	50%	Holiday Inn
Salina – I-70(b)	KS	93	50%	Holiday Inn Express & Suites
New Orleans – Chateau LeMoyne (In French Quarter/Historic Area)(b)	LA	171	50%	Holiday Inn

(a)	We own 100% of the real estate interests unless otherwise noted.

(b)	This hotel was encumbered by mortgage debt or capital lease obligation at December 31, 2006.

(c)	This hotel was sold subsequent to December 31, 2006.
Management Agreements
          The management agreements governing the operation of 35 of our hotels that are (i) managed by IHG or Starwood under brands owned by them, or (ii) managed by Hilton under the Doubletree or Hilton brands, contain the right and license to operate the hotels under the specified brands. No separate franchise agreements or payment of separate franchise fees are required for the operation of these hotels.
          Management Fees and Performance Standards.
          The minimum basic management fees owed under our management agreements are generally as follows:
•	Embassy Suites Hotels (47 hotels) — 2% of the hotel’s total revenue per month;

•	Holiday Inn – Crowne Plaza (18 hotels) – 2% of the hotel’s total revenue plus 5% of the hotel’s room revenue per month;

•	Sheraton – Westin (9 hotels) — 2% of the hotel’s total revenue per month; and

•	Doubletree (7 hotels) — between 2% and 3% of the hotel’s total revenue per month.
          The IHG management agreements generally require payment of an incentive management fee on a hotel by hotel basis measured as a percentage of hotel net operating income, as defined in the agreements. These incentive management fees for each hotel are subordinate to an 8.5% return on our investment basis in the hotel and limited to 2.5% of the hotel’s revenues.
          The management agreements with the other managers generally provide for an incentive management fee based on a percentage of the hotel’s net income before overhead up to an additional 2% of revenues, on a hotel by hotel basis, or, an incentive management fee measured as a percentage of cash flow, subordinate to a 12% return on our investment basis in the hotel, subject to the same 2% of revenues maximum. The management fees we paid with respect to hotels in continuing operations during each of the past three years are as follows (in thousands):

	Management Fees Paid During
	Year Ended December 31,
Brand	2006	2005	2004
Holiday Inn	$14,682	$12,600	$11,236
Embassy Suites	9,868	9,524	9,002
Sheraton – Westin	6,956	4,587	4,358
Doubletree	1,453	1,548	1,409
Other	791	881	1,441

Total	$33,750	$29,140	$27,446

     Term and Termination. The management agreements with IHG terminate in 2025 for 17 hotels and in 2007 for one hotel. The management agreements with the other managers generally have initial terms of between 5 and 20 years, and the agreements are generally renewable beyond the initial term for a period or periods of between 5 and 10 years only upon the mutual written agreement of the parties. The management agreements covering our hotels expire, subject to any renewal rights, as follows:

	Number of Management Agreements Expiring in
Brand	2007	2008	2009	2010	2011	Thereafter
Embassy Suites	5	0	6	7	18	11
Sheraton – Westin	0	0	0	0	0	9
Doubletree	0	0	0	0	3	4
Holiday Inn	0	0	0	0	0	17
Other	1	0	0	0	0	2

Total	6	0	6	7	21	43

     The management agreements are generally terminable upon the occurrence of standard events of default or if the hotel subject to the agreement fails to meet certain financial expectations. Upon termination by either party for any reason, we generally will pay all amounts due and owing under the management agreement through the effective date of termination. If an agreement is terminated as a result of a default by us, we may also be liable for damages suffered by the manager. Under the IHG management agreements, if we sell certain core hotels, we may be required to pay IHG a monthly replacement management fee equal to the existing fee structure for up to one year and liquidated damages or reinvest the sale proceeds into another hotel to be branded under an IHG brand. In addition, if we breach the agreement, resulting in a default and its termination, or otherwise cause or suffer a termination for any reason other than an event of default by IHG, we may be liable for liquidated damages under the terms of the management agreement.
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
Franchise Agreements
     Other than our 35 hotels, whose license to use a brand name are contained in the management agreement governing their operations, each of our remaining hotels operates under a separate franchise or license agreement. Of our 48 hotels that are operated under a separate franchise or license agreement, 47 are operated under the Embassy Suites Hotels brand.
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

	License Fees Paid During
	Year Ended December 31,
Brand	2006	2005	2004
Embassy Suites Hotels	$17,183	$15,834	$14,906
Other	304	241	312

Total	$17,487	$16,075	$15,218

     Our typical Embassy Suites Hotels franchise license agreement provides for a term of 10 to 20 years, but for the 20 year agreements, we have a right to terminate the license for any particular hotel on the 10th or 15th anniversary of the agreement upon payment by us of an amount equal to the fees paid to the franchisor with respect to that hotel during the two preceding years. The agreements provide us with no renewal or extension rights. The agreements are not assignable by us, and a change in control of the franchisee will constitute a default on our part. In the event we breach one of these agreements, in addition to losing the right to use the Embassy Suites Hotels name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years. Franchise license agreements covering four of our Embassy Suites Hotels expire within the next five years. Franchise license agreements covering our hotels expire as follows:

	Number of Franchise Agreements Expiring in
Brand	2007	2008	2009	2010	2011	Thereafter
Embassy Suites Hotels	0	0	3	1	0	43
Hilton Suites	0	0	0	0	0	1

Total	0	0	3	1	0	44

Item 3. Legal Proceedings
     At December 31, 2006, there was no litigation pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or that are not considered to be material. Furthermore, most of these ordinary course of business claims are substantially covered by insurance. We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities
     Our common stock is traded on the New York Stock Exchange under the symbol “FCH.” The following table sets forth for the indicated periods the high and low sale prices for our common stock, as traded on that exchange and dividends declared per share.

			Dividends
			Declared
	High	Low	Per Share
2006
First quarter	$22.10	$16.78	$0.15
Second quarter	22.89	19.70	0.20
Third quarter	22.95	18.73	0.20
Fourth quarter	22.80	19.12	0.25

2005
First quarter	$14.99	$12.20	$—
Second quarter	14.75	11.78	—
Third quarter	16.40	14.20	—
Fourth quarter	17.59	13.27	0.15
Stockholder Information
     At February 15, 2007, we had approximately 260 holders of record of our common stock and approximately 41 holders of record of our Series A preferred stock (which is convertible into common stock). However, because many of the shares of our common stock and Series A preferred stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock and Series A preferred stock than record holders. At February 15, 2007, there were approximately 30 holders of FelCor LP units (in addition to FelCor). FelCor LP units are redeemable for cash, or, at our election, for shares of FelCor common stock.
     IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO OUR QUALIFICATION AS A REIT, OUR CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF COMMON STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING COMMON STOCK.
Distribution Information
     Our current 2007 operating plan contemplates the continued payment of common and preferred stock dividends. This operating plan, and our policy regarding dividends, may change, depending upon our actual results of operations, our continued ability to meet the incurrence test under our outstanding senior notes and other factors. We currently expect our board of directors to consider the amount to be distributed on a quarterly basis in common and preferred dividends, based upon the actual operating results of that quarter, economic conditions and other operating trends. Accordingly, future distributions paid by us will be at the discretion of our board of directors and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our board of directors deems relevant.

     In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (which does not include net capital gains). For the year ended December 31, 2006, approximately 77% of our common distribution constituted a return of capital. For the year ended December 31 2005, approximately 81% of our common distribution constituted a return of capital. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet REIT distribution requirements. In that event, we expect to borrow funds or sell assets for cash to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT for federal income tax purposes.
Issuances of Unregistered Securities
     All issuances of unregistered securities have been previously reported.
Equity Compensation Plan Information
     The following table sets forth as of December 31, 2006, information concerning our equity compensation plans, including the number of shares issuable and available for issuances under our plans, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.
Equity Compensation Plan Information

	Number of shares to be	Weighted average
	issued upon exercise of	exercise price of	Number of shares
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders:
Stock Options	598,366
Unvested Restricted Stock	771,263	$22.62

Total	1,369,629		797,114

Item 6. Selected Financial Data
     The following tables set forth selected financial data for us for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 that has been derived from our audited financial statements and the notes thereto. This data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and notes thereto, appearing elsewhere in this Annual Report on Form 10-K.
SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:(1)
Total revenues	$991,038	$914,655	$842,612	$786,883	$815,366
Income (loss) from continuing operations(2)	8,565	(16,916)	(78,376)	(73,564)	(55,331)

Diluted earnings per share:
Net loss from continuing operations applicable to common stockholders	$(0.50)	$(1.06)	$(1.92)	$(1.71)	$(1.51)

Other Data:
Cash distributions declared per common share(3)	$0.80	$0.15	$—	$—	$0.60
Funds From Operations (4)	93,451	(191,139)	(30,608)	(207,462)	(60,018)
EBITDA(4)	300,460	12,475	184,950	(532)	150,024
Cash flows provided by operating activities	147,700	111,482	33,281	52,914	106,037

Balance Sheet Data (at end of period):
Total assets	$2,583,249	$2,920,263	$3,318,191	$3,590,893	$3,780,363
Total debt, net of discount	1,369,153	1,675,280	1,767,122	2,037,355	1,877,134

(1)	All years prior to 2006 have been adjusted to reflect those hotels disposed in 2006 or prior periods as discontinued operations.

(2)	Included in income (loss) from continuing operations are the following amounts (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Charge-off of deferred debt costs	$(3,562)	$(1,448)	$(6,960)	$(2,834)	$(3,222)
Loss on early extinguishment of debt	(12,471)	(4,037)	(44,216)	—	—
Abandoned projects	(33)	(265)	—	—	(1,663)
Gain on swap termination	1,715	—	1,005	—	—
Gain (loss) on sale of assets	(92)	469	—	106	773

(3)	Commencing with the fourth quarter 2005, we reinstituted a common dividend. We had declared a quarterly common dividend on our common stock from our inception through 2002, but as a result of the uncertain geopolitical environment and soft business climate, together with the decline in Hotel EBITDA margins resulting from continued declines in our portfolio’s average daily rate, our board of directors suspended the payment of dividends on our common stock in 2003 and 2004. We have, however, continued to pay the full accrued dividends on our outstanding preferred stock.

(4)	A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

     Consistent with SEC guidance, FFO has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Impairment loss	$(16,474)	$(266,751)	$(38,289)	$(245,509)	$(157,505)
Minority interest share of impairment loss	927	8,976	—	1,770	—
Charge-off of deferred debt costs	(3,624)	(2,659)	(6,960)	(2,834)	(3,222)
Gain (loss) on early extinguishment of debt	(13,848)	(8,641)	(44,216)	1,611	—
Gain (loss) on swap termination	1,715	—	1,005	—	—
Asset disposition costs	—	(1,300)	(4,900)	—	—
Abandoned projects	(112)	(265)	—	—	(1,663)
Issuance costs of redeemed preferred stock	—	(6,522)	—	—	—
     Consistent with SEC guidance, EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Impairment loss, discontinued operations	$(16,474)	$(266,751)	$(38,289)	$(245,509)	$(157,505)
Minority interest share of impairment loss	927	8,976	—	1,770	—
Charge-off of deferred debt costs	(3,624)	(2,659)	(6,960)	(2,834)	(3,222)
Gain (loss) on early extinguishment of debt	(13,848)	(8,641)	(44,216)	1,611	—
Gain on swap termination	1,715	—	1,005	—	—
Asset disposition costs	—	(1,300)	(4,900)	—	—
Abandoned projects	(112)	(265)	—	—	(1,663)
Gain on sale of hotels, net of tax	40,650	12,124	19,422	2,668	5,861

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     We completed 2006 with a 7.8% increase in our hotel revenue per available room, or RevPAR, compared to 2005. This was the third year of RevPAR increases following a three-year decline in RevPAR. The fundamentals of the lodging industry appear to be strong, as evidenced by the national trend of increased RevPAR and increases in average daily room rates, or ADR, which is responsible for the increase in RevPAR in the current year. The increase in ADR was also a major factor in a 182 basis point increase in our Hotel Earnings Before Interest, Taxes, Depreciation and Amortization margin, or Hotel EBITDA margin, for our hotels in continuing operations. Hotel EBITDA margin is a commonly used non-GAAP measure described in more detail and reconciled to GAAP measures in the “Non-GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition.
     We completed amendments to our management agreements with InterContinental Hotels Group PLC, or IHG, in January 2006. This enabled us to start the process of selling 42 non-strategic hotels, of which 30 were operated under management agreements with IHG. These non-strategic hotels were generally located in slower growth markets with low barriers to entry and required capital investments not meeting our return criteria. During 2006, we sold 31 of these non-strategic hotels, leaving 11 non-strategic hotels, which we expect to sell in early 2007. The 31 hotels sold in 2006 provided gross proceeds of $514 million, which were used to pay down debt of approximately $356 million and invested in capital improvements at many of our core hotels.
     In 2006, we embarked on a three-year capital improvement program, affecting our entire core portfolio, designed to enhance our competitive position. During 2006, we spent $179 million on capital expenditures, of this, approximately $48 million related to capital items committed in 2005 and $131 million related to our three-year capital improvement program. We expect to spend approximately $225 million in 2007 and, at the completion of this renovation program in 2008, we will have made major capital investments aggregating approximately $430 million.
     As a result of the strong economy and the related impact on the travel and lodging industries, and our lower secured debt levels, Standard & Poor’s raised its ratings on our senior unsecured debt twice in 2006 from B- to B and from B to B+, and in 2006 Moody’s Investor Services raised our debt ratings from B1 to Ba3. As a result of the Moody’s upgrade in April 2006, the interest rate applicable to $300 million of our senior unsecured debt maturing in 2011 decreased from 9.0% to 8.5%, reducing our annualized interest expense by $1.5 million.
     During 2006, we paid down debt of approximately $356 million, refinanced another $465 million of debt and reduced interest rates by 0.5% on $300 million of senior debt. The combined effect of these actions will result in reducing our annual interest expense by $38 million and lowering our weighted average cost of debt by 55 basis points.
     In December 2005, we resumed paying a common dividend with a $0.15 per share dividend, which was also paid in the first quarter of 2006. For the second and third quarters of 2006, our Board of Directors increased the dividend to $0.20 per share, and in the fourth quarter it was increased once again to $0.25 per share.

Financial Comparison (in thousands, except RevPAR, Hotel EBITDA margin and percentage change)

	Year Ended December 31,
			% Change		% Change
	2006	2005	2006-2005	2004	2005-2004
RevPAR	$91.49	$84.86	7.8%	$76.44	11.0%
Hotel EBITDA(1)	292,419	252,810	15.7%	223,187	13.3%
Hotel EBITDA margin(1)	29.5%	27.7%	6.5%	26.6%	4.1%
Loss from continuing operations applicable to common shareholders(2)	(30,148)	(62,846)	52.0%	(113,506)	44.6%
Funds From Operations (“FFO”)(1) (3)	93,451	(191,139)	148.9%	(30,608)	(524.5)%
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1) (4)	300,460	12,475	2,308.5%	184,950	(93.3)%

(1)	Included in the Financial Comparison are non-GAAP financial measures, including Hotel EBITDA, Hotel EBITDA margin, FFO and EBITDA. Further discussion and a detailed reconciliation of these non-GAAP financial measures to our financial statements are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in loss from continuing operations applicable to common shareholders are the following amounts (in thousands):

	Year Ended December 31,
	2006	2005	2004
Loss on early extinguishment of debt	$(12,471)	$(4,037)	$(44,216)
Charge-off of deferred debt costs	(3,562)	(1,448)	(6,960)
Abandoned projects	(33)	(265)	—
Gain on swap termination	1,715	—	1,005
Gain (loss) on sale of assets	(92)	469	—

(3)	Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income (loss) (in thousands, except per share amounts).

	2006		2005		2004
		Per Share		Per Share		Per Share
	Dollars	Amount	Dollars	Amount	Dollars	Amount
Impairment loss, discontinued operations	$(16,474)	$(0.26)	$(266,751)	$(4.29)	$(38,289)	$(0.62)
Minority interest share of impairment loss	927	0.01	8,976	0.14	—	—
Charge-off of deferred debt costs	(3,624)	(0.06)	(2,659)	(0.04)	(6,960)	(0.10)
Loss on early extinguishment of debt	(13,848)	(0.22)	(8,641)	(0.14)	(44,216)	(0.71)
Asset disposition costs	—	—	(1,300)	(0.02)	(4,900)	(0.08)
Abandoned projects	(112)	—	(265)	—	—	—
Gain on swap termination	1,715	0.03	—	—	1,005	0.02
Issuance costs of redeemed preferred stock	—	—	(6,522)	(0.10)	—	—

(4)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands).

	Year Ended December 31,
	2006	2005	2004
Impairment loss, discontinued operations	$(16,474)	$(266,751)	$(38,289)
Minority interest share of impairment loss	927	8,976	—
Charge-off of deferred debt costs	(3,624)	(2,659)	(6,960)
Gain on early extinguishment of debt	(13,848)	(8,641)	(44,216)
Gain on swap termination	1,715	—	1,005
Asset disposition costs	—	(1,300)	(4,900)
Abandoned projects	(112)	(265)	—
Gain on sale of hotels, net of tax	40,650	12,124	19,422
RevPAR and Hotel Operating Margin
     In 2006, we had our third consecutive year-over-year increase in RevPAR. For the year, RevPAR increased 7.8% from $84.86 to $91.48. The increase in RevPAR was made up of an 8.5% increase in ADR while occupancy dropped 0.7% to 72.6%. We attribute the increase in RevPAR to a nationwide lodging industry recovery, improved hotel performance following major capital projects completed in 2005 and 2006 and a concerted effort to change our customer mix to higher ADR business. We expect RevPAR to continue increasing in 2007 and that improvements in ADR will continue to drive RevPAR growth. Increases in ADR generally result in increases in Hotel EBITDA margins. We have seen a firming of Hotel EBITDA margin at our hotels, which improved from 27.7% in 2005 to 29.5% in 2006, and we expect to see further improvement in 2007 as ADR continues to be a significant factor in RevPAR improvement. We are focused on working with our brand managers to control the expense growth that typically occurs during a lodging industry recovery, improve our Hotel EBITDA margins and manage renovation displacement to minimize their impact on Hotel EBITDA margins.
Refined Investment Strategy
     By amending of our agreement with IHG we were able to sell certain non-strategic hotels and use the proceeds to reduce debt and invest in high return-on-investment capital projects at our remaining core hotels. We plan on spending approximately $430 million on hotel capital improvements from 2006 through 2008. As we focus on improving our core portfolio through renovation and repositioning, we believe our portfolio will be positioned to have above average growth. Any future acquisition efforts will focus on higher quality hotels in markets with significant barriers to entry, such as central business districts and resort locations. Hotel brand and market segment will be secondary concerns when we are considering investment opportunities.
Results of Operations
Comparison of the Years Ended December 31, 2006 and 2005
     For the year ended December 31, 2006, we recorded net income applicable to common stockholders of $12.3 million, compared to a net loss of $297.5 million in 2005. We had income from continuing operations of $8.6 million compared to a prior year loss from continuing operations of $16.9 million. A significant item impacting the current year income from continuing operations was an aggregate of $14.3 million of charges related to the early retirement of debt. Contributing to the 2005 loss from continuing operations were $6.5 million in losses from hurricanes, $5.5 million of charges related to the early retirement of debt and $266.8 million of impairment charges, recorded under the provisions of SFAS 144.
     Total revenue from continuing operations increased $76.4 million, or 8.4%, compared to the prior year. The increase in revenue is principally attributed to a 7.8% increase in RevPAR compared to 2005. The increase in RevPAR resulted from increases in ADR net of a slight drop in occupancy and represents industry RevPAR increases in most of our major markets. The lodging industry nationwide continues to experience increased demand, but there have been only limited increases in room supply leading to strong improvements in RevPAR in many markets. Our increase in ADR was higher than the overall industry average partly because of our concentrated efforts to change the mix of our business to higher ADR business. Increased ADR typically improves Hotel EBITDA margin because the hotels are receiving more revenue for each guest. In 2006, our Hotel EBITDA margin improved 182 basis points over 2005 largely because of the increased ADR.
     Total operating expenses increased by $58.4 million but decreased as a percentage of total revenue from 88.9% to 87.9%. Hotel departmental expenses, which consist of rooms expense, food and beverage expense, and other operating departments, increased $16.3 million compared to 2005, but decreased as a percentage of total revenue from 33.2% to 32.3%, largely from improvements in labor costs as a percentage of total revenue. Hotel departmental expenses are directly related to the number of hotel guests and should continue to improve as a percentage of total revenue as rates increase.
     Other property operating costs, which consist of general and administrative costs, marketing costs, repairs and maintenance, utilities expense, and other costs, increased $14.7 million compared to 2005, but decreased as a percentage of total revenue from 27.9% to 27.3%. All of the other property operating costs remained constant or decreased as a percent of total revenue compared to 2005.
     Management and franchise fees increased $6.0 million compared to 2005 and increased slightly as a percentage of total revenue, from 4.9% to 5.2%. The increase as a percentage of total revenue is related to additional incentive fees earned by our management companies.
     Taxes, insurance and lease expense increased $7.2 million compared to 2005 but decreased slightly as a percentage of total revenue from 11.5% to 11.3%. We had increases as a percentage of total revenue in percentage lease expense and property insurance, but this was more than offset by decreases as a percentage of total revenue in general liability insurance and property tax expense. Percentage lease expense is computed as a percentage of hotel revenues in excess of a base rent. Therefore, as revenues increase, percentage rent expense increases at a faster rate. Property insurance reflects the nationwide trend of increases in rates related to catastrophic coverage.
     Corporate expenses increased by $4.3 million compared to 2005 and increased slightly as a percentage of total revenue. The increase in corporate expenses is attributed to severance costs related to several executives that left the company in 2005 and additional asset management positions related to our modified asset management approach.
     Depreciation expense increased by $10.1 million compared to 2005. The increase in depreciation expense reflects the large capital expenditures spent in 2005 and 2006.
     Net interest expense decreased by $10.8 million in 2006 compared to 2005. The principal reason for the reduction in interest expense is attributed to reduction in average debt outstanding during 2006 of $256.7 million, a 26 basis point decrease in our weighted average interest rate and a $3.0 million increase in capitalized interest. During 2006, we refinanced $415 million of senior notes and $138.9 million of mortgage debt at lower interest rates. As the result of strong economy, its impact on the travel and lodging industry and our lower secured debt levels, Standard & Poor’s and Moody’s Investor Services upgraded their ratings on our senior debt, resulting in a 50 basis point decrease in the interest rate on $300 million of our senior debt. The increase in capitalized interest is related to the expanded capital renovation program at our hotels and the construction loan on our Royale Palms Condominium development in Myrtle Beach, South Carolina, which we expect to repay in the second quarter of 2007.
     The early retirement of debt in 2006 resulted in net debt extinguishment costs of $15.6 million, of which $1.3 was recorded in discontinued operations. In 2005, we recorded $11.3 million in debt extinguishment costs, of which $5.8 million was recorded in discontinued operations.
     Equity in income from unconsolidated entities was $11.5 million in 2006 compared to $10.2 million in 2005. Net income from unconsolidated entities owning hotels increased in 2006 principally related to improvements in RevPAR.

     Minority interest decreased by $1.8 million compared to 2005, principally resulting from reduction in losses attributed to minority interest holders from improved operations.
     Discontinued operations provided net income of $42.5 million in 2006 compared to a loss of $234.7 million in 2005. Included in discontinued operations at December 31, 2006, are the operating income or loss, direct interest costs and gains on sale related to the 31 hotels sold in 2006, 19 hotels disposed in 2005 and the 11 hotels considered held for sale at December 31, 2006. Gains on sale aggregating $43.2 million were included in the 2006 income from discontinued operations. Impairment charges recorded under the provisions of SFAS 144 aggregating $266.8 million are included in the loss from discontinued operations in 2005.
Comparison of the Years Ended December 31, 2005 and 2004
     For the year ended December 31, 2005, we recorded a loss applicable to common stockholders of $297.5 million, compared to a loss of $135.2 million in 2004. We had a loss from continuing operations of $16.9 million in 2005 compared to a 2004 loss of $78.4 million. Contributing to 2005 loss from continuing operations were $5.5 million of charges related to the early retirement of debt and $6.5 million in losses from hurricanes.
     Total revenue from continuing operations increased $72.1 million, or 8.5%, compared to the prior year. The increase in revenue is principally attributed to a 11.0% increase in RevPAR compared to 2004. The increase in RevPAR came from increases in both ADR and occupancy and represents increases in all of our top markets. The lodging industry nationwide continued to experience increased demand in 2005, but there were only limited increases in room supply leading to strong improvements in RevPAR in most markets.
     In 2005, 57% of our increased RevPAR was attributed to increases in ADR. Increased ADR typically improves Hotel EBITDA margin because the hotels are receiving more revenue for each guest. For 2005, our Hotel EBITDA margin improved 113 basis points over 2004.
     Total operating expenses increased by $57.0 million but decreased as a percentage of total revenue from 89.7% to 88.9%. Hotel departmental expenses, which consist of rooms expense, food and beverage expense, and other operating departments, increased $12.8 million compared to 2004, but decreased as a percentage of total revenue from 34.6% to 33.2%. These costs are directly related to the number of hotel guests and should improve as a percentage of total revenue as rates increase.
     Other property operating costs, which consist of general and administrative costs, marketing costs, repairs and maintenance, utilities expense, and other costs, increased $20.4 million compared to 2004, and remained constant as a percentage of total revenue at 27.9%. The only component of these costs that increased as a percentage of total revenue was utility expenses, while the other costs remained constant or decreased as a percent of total revenue.
     Management and franchise fees increased $2.6 million compared to 2004 and remained essentially the same as a percentage of total revenue.
     Taxes, insurance and lease expense increased $12.6 million and increased as a percentage of total revenue from 10.9% to 11.5%. The increase as a percentage of total revenue was from property tax expense, percentage lease expense and general liability insurance. Property tax expenses increased in 2005 largely because of credits for prior year tax appeals that were recorded in 2004. Percentage lease expense is computed as a percentage of hotel revenues in excess of a base rent. Therefore, as revenues increase, percentage rent expense increases at a faster rate. General liability insurance reflects the nationwide trend of increases in rates.
     Corporate expenses increased by $2.0 million compared to 2004 and remained essentially flat as a percentage of total revenue.
     Depreciation expense increased by $6.3 million compared to 2004. The increase in depreciation expense reflects the large capital expenditures spent in 2004 and 2005.

     Net interest expense decreased by $14.5 million in 2005 compared to 2004. The principal reason for the reduction in interest expense is attributed to reduction in average debt outstanding during 2005. Our average outstanding debt decreased by $178 million in 2005 compared to 2004. During 2004 we retired $775 million of senior notes and issued $524 million of senior notes and mortgage debt. In 2005, we further reduced our outstanding debt by $92 million.
     In 2005, we incurred hurricane losses of $6.4 million compared to hurricane losses of $2.1 million incurred in 2004. The hurricane losses for both years represent our insurance deductibles and our best estimates of direct expenses related to these losses
     During 2005, we incurred net charges of $11.3 million related to the early retirement of debt (of which $5.8 million was recorded in discontinued operations) compared to $50.2 million in 2004. The early extinguishment of debt charges in 2005 related principally to secured debt that was retired on hotels that we have designated as non-strategic. The 2004 early retirement related principally to the early retirement of senior notes paying 10% interest.
     Equity in income from unconsolidated entities was $10.2 million in 2005 compared to $17.1 million in 2004. Included in 2004 was an $11 million gain related to the sale of a residential condominium development in Myrtle Beach, South Carolina. Net income from unconsolidated ventures owning hotels increased in 2005 principally related to improvements in RevPAR.
     Discontinued operations provided net loss of $234.7 million in 2005 compared to a loss of $21.8 million in 2004. Included in discontinued operations are the results of operations of the 19 hotels disposed in 2005.
     In 2005, we recorded impairment charges, under the provisions of SFAS 144, of $266.8 million, all of which has been included in discontinued operations. The 2005 charges primarily related to our decision to designate as non-strategic and sell an additional 28 hotels, in connection with the negotiation of the amendment to our IHG management agreements. We also recorded impairment charges with respect to 11 hotels previously designated as non-strategic principally because of revised estimates of fair value.
     Preferred dividends increased by $4.3 million in 2005 compared to 2004. The principal reasons for this increase are attributed to the issuance of $160 million of Series A preferred stock in 2004 and the first full year of dividends in 2005.
     In accordance with the Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” we have subtracted $6.5 million of the issuance costs of our redeemed Series B preferred stock from net income to determine net loss applicable to common stockholders for the calculation of net loss per share.
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

     The following tables detail our computation of FFO (in thousands, except for per share data):
Reconciliation of Net Income (Loss) to FFO
(in thousands, except per share data)

	Year Ended December 31,
	2006			2005			2004
			Per Share			Per Share			Per Share
	Dollars	Shares	Amount	Dollars	Shares	Amount	Dollars	Shares	Amount
Net income (loss)	$51,045			$(251,615)			$(100,127)
Issuance costs of redeemed preferred stock	—			(6,522)
Preferred dividends	(38,713)			(39,408)			(35,130)

Net income (loss) applicable to common stockholders	12,332	60,734	$0.20	(297,545)	59,436	$(5.01)	(135,257)	59,045	$(2.29)
Depreciation from continuing operations	94,579	—	1.56	84,448	—	1.42	78,116	—	1.32
Depreciation from unconsolidated entities and discontinued operations	26,911	—	0.44	47,759	—	0.80	52,636	—	0.89
Gain on sale of hotels, net of income tax	(40,650)	—	(0.67)	(12,124)	—	(0.20)	(19,422)	—	(0.33)
Minority interest in FelCor LP	279	1,864	(0.04)	(13,677)	2,778	(0.08)	(6,681)	2,939	$(0.08)
Conversion of options and unvested restricted stock	—	327	—	—	—	—	—	—	—

FFO	$93,451	62,925	$1.49	$(191,139)	62,214	$(3.07)	$(30,608)	61,984	$(0.49)

	Year Ended December 31,
	2003			2002
			Per Share			Per Share
	Dollars	Shares	Amount	Dollars	Shares	Amount
Net loss	$(310,144)			$(178,581)
Issuance costs of redeemed preferred stock Preferred dividends	(26,908)			(26,292)

Net loss applicable to common stockholders	(337,052)	58,657	$(5.75)	(204,873)	54,173	$(3.78)
Depreciation from continuing operations	76,288	—	1.30	81,381	—	1.50
Depreciation from unconsolidated entities and discontinued operations	73,747	—	1.26	83,052	—	1.53
Gain on sale of hotels	(2,668)	—	(0.05)	(5,861)	—	(0.11)
Minority interest in FelCor LP	(17,777)	3,188	(0.11)	(13,717)	7,564	(0.11)

FFO	$(207,462)	61,845	$(3.35)	$(60,018)	61,737	$(0.97)

     Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income (loss) (in thousands, except for per share amounts):

	Year Ended December 31,
	2006		2005		2004		2003		2002
		Per		Per		Per		Per		Per
		Share		Share		Share		Share		Share
	Dollars	Amount	Dollars	Amount	Dollars	Amount	Dollars	Amount	Dollars	Amount
Impairment loss	$(16,474)	$(0.26)	$(266,751)	$(4.29)	$(38,289)	$(0.62)	$(245,509)	$(3.97)	$(157,505)	$(2.55)
Minority interest share of impairment loss	927	0.01	8,976	0.14	—	—	1,770	0.03	—	—
Charge-off of deferred debt costs	(3,624)	(0.06)	(2,659)	(0.04)	(6,960)	(0.10)	(2,834)	(0.05)	(3,222)	(0.05)
Gain (loss) on early extinguishment of debt	(13,848)	(0.22)	(8,641)	(0.14)	(44,216)	(0.71)	1,611	0.03	—	—
Gain from swap termination	1,715	0.03	—	—	1,005	0.02	—	—	—	—
Abandoned projects	(112)	—	(265)	—	—	—	—	—	(1,663)	(0.03)
Asset disposition costs	—	—	(1,300)	(0.02)	(4,900)	(0.08)	—	—	—	—
Issuance costs of redeemed preferred stock	—	—	(6,522)	(0.10)	—	—	—	—	—	—
     The following table details our computation of EBITDA (in thousands):
Reconciliation of Net Income (Loss) to EBITDA
(in thousands)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net income (loss)	$51,045	$(251,615)	$(100,127)	$(310,144)	$(178,581)
Depreciation from continuing operations	94,579	84,448	78,116	76,288	81,381
Depreciation from unconsolidated entities and discontinued operations	26,911	47,759	52,636	73,747	83,052
Interest expense	114,909	125,707	138,872	156,327	155,942
Interest expense from unconsolidated entities and discontinued operations	7,657	16,949	19,189	18,817	19,859
Amortization expense	5,080	2,904	2,945	2,210	2,088
Minority interest in FelCor LP	279	(13,677)	(6,681)	(17,777)	(13,717)

EBITDA	$300,460	$12,475	$184,950	$(532)	$150,024

     Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Impairment loss	$(16,474)	$(266,751)	$(38,289)	$(245,509)	$(157,505)
Minority interest share of impairment loss	927	8,976	—	1,770	—
Charge-off of deferred debt costs	(3,624)	(2,659)	(6,960)	(2,834)	(3,222)
Gain (loss) on early extinguishment of debt	(13,848)	(8,641)	(44,216)	1,611	—
Gain (loss) from swap termination	1,715	—	1,005	—	—
Asset disposition costs	—	(1,300)	(4,900)	—	—
Abandoned projects	(112)	(265)	—	—	(1,663)
Gain on sale of hotels, net of income tax	40,650	12,124	19,422	2,668	5,861
Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Continuing Operations
Total revenue	$991,038	$914,655	$842,612
Retail space rental and other revenue	(79)	(1,506)	(2,196)

Hotel revenue	990,959	913,149	840,416
Hotel operating expenses	(698,540)	(660,339)	(617,229)

Hotel EBITDA	$292,419	$252,810	$223,187

Hotel EBITDA margin(1)	29.5%	27.7%	26.6%

(1)	Hotel EBITDA as a percentage of hotel revenue.

Hotel Operating Expense Composition
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Continuing Operations
Hotel departmental expenses:
Room	$199,283	$187,872	$178,146
Food and beverage	97,012	93,136	90,715
Other operating departments	23,436	22,446	21,758
Other property related costs:
Administrative and general	87,451	82,607	76,898
Marketing and advertising	81,113	76,151	71,099
Repairs and maintenance	52,710	50,011	46,063
Energy	49,027	46,857	41,144
Taxes, insurance and lease expense	57,271	56,044	48,742

Total other property related costs	647,303	615,124	574,565
Management and franchise fees	51,237	45,215	42,664

Hotel operating expenses	$698,540	$660,339	$617,229

Reconciliation of total operating expense to hotel operating expense:
Total operating expenses	$871,241	$812,885	$755,892
Unconsolidated taxes, insurance and lease expense	6,273	5,881	5,900
Consolidated hotel lease expense	(61,054)	(54,689)	(49,414)
Abandoned projects	(33)	(265)	—
Corporate expenses	(23,308)	(19,025)	(17,033)
Depreciation	(94,579)	(84,448)	(78,116)

Hotel operating expenses	$698,540	$660,339	$617,229

Reconciliation of Net Income (Loss) to Hotel EBITDA
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$51,045	$(251,615)	$(100,127)
Discontinued operations	(42,480)	234,699	21,751
Equity in income from unconsolidated entities	(11,537)	(10,169)	(17,121)
Minority interests	(2,508)	(4,310)	(6,223)
Consolidated hotel lease expense	61,054	54,689	49,414
Unconsolidated taxes, insurance and lease expense	(6,273)	(5,881)	(5,900)
Interest expense, net	110,867	121,668	136,144
Hurricane loss	—	6,481	2,125
Loss on early extinguishment of debt	12,471	4,037	44,216
Charge-off of deferred financing costs	3,562	1,448	6,960
Gain on swap termination	(1,715)	—	(1,005)
Corporate expenses	23,308	19,025	17,033
Depreciation	94,579	84,448	78,116
Retail space rental and other revenue	(79)	(1,506)	(2,196)
Abandoned projects	33	265	—
Gain on sale of assets	92	(469)	—

Hotel EBITDA	$292,419	$252,810	$223,187

Reconciliation of Ratio of Operating Income to Total Revenues to Hotel EBITDA Margin

	Year Ended December 31,
	2006	2005	2004
Ratio of operating income to total revenues	12.1	11.1%	10.3%
Retail space rental and other revenue	—	(0.2)	(0.3)
Unconsolidated taxes, insurance and lease expense	(0.7)	(0.5)	(0.6)
Consolidated lease expense	6.2	6.0	5.9
Corporate expenses	2.4	2.1	2.0
Depreciation	9.5	9.2	9.3

Hotel EBITDA margin	29.5%	27.7%	26.6%

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
Liquidity and Capital Resources
     Our principal source of cash to meet our cash requirements, including distributions to stockholders and repayments of indebtedness, has historically been hotel operations. In 2006, net cash flow provided by operating activities, consisting primarily of hotel operations, was $147.7 million. However, in 2006 we sold 31 non-strategic hotels generating net proceeds of $496.8 million. The proceeds from the hotel sales were used to repay debt and pay for capital renovations at our remaining core hotels. At December 31, 2006, we had cash on hand of $124.2 million, including approximately $39.7 million held under management agreements to meet minimum working capital requirements.
     For 2006, we declared and paid common dividends aggregating $0.80 per share. Our board of directors will determine the amount of future common and preferred dividends for each quarter, based upon the actual operating results for that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.

     We have committed to spend approximately $430 million over a three year period, commencing in 2006, to renovate our core hotels. We have used, to date, and expect to use proceeds from non-strategic hotel sales to fund these renovations and pay down debt. The sale of 31 hotels in 2006, generated net proceeds of $496.8 million, and our remaining 11 non-strategic hotels are expected to provide gross proceeds of approximately $185 to $190 million in 2007. Through February 25, 2007, we sold two of the non-strategic hotels for gross proceeds of $42.7 million, and had three additional hotels under hard contract for sale. In 2006, we experienced significant displacement from hotel renovation that reduced revenues and Hotel EBITDA margins. We expect that the effect of ongoing renovation displacement for 2007 will be even more significant.
     In 2005, we started construction on the 184 unit Royale Palms condominium development in Myrtle Beach, South Carolina. This project is more than 98% pre-sold and is expected to be completed in the second quarter of 2007. We currently expect to earn net income of approximately $18 million at the completion of the project. We expect the sale of these condominiums will create an effective bridge for our earnings in a year when renovation displacement will negatively impact our results.
     We currently expect that our cash flow provided by operating activities for 2007 will be approximately $175 to $182 million. This cash flow forecast assumes that RevPAR increases by between 6.5% and 7.5% and Hotel EBITDA margin increases of approximately 30 basis points. Our current operating plan contemplates that we will make aggregate common dividend payments of approximately $47 million, preferred dividend payments of $39 million and $71 million in normal recurring principal payments, leaving surplus cash flow (before capital expenditures, additional debt reduction, sale of hotels or sale of Royale Palms condominiums) of approximately $76 to $83 million. In 2007, we plan to spend approximately $225 million for capital expenditures, which will be funded with proceeds from the sale of non-strategic hotels and from cash.
     During the first quarter of 2006, our hotels in New Orleans and surrounding markets, such as Atlanta, Baton Rouge, Houston, San Antonio, and Dallas, benefited from the increase in demand for hotel rooms, resulting from the displacement of New Orleans residents and the influx of relief and construction workers following Hurricane Katrina. In the second quarter of 2006, the initial relief work was completed in New Orleans, and there was an exodus of first responders from the area. The shift away from relief workers and temporary housing to ongoing construction workers has dramatically reduced the demand in New Orleans; however, the surrounding markets continued to benefit from a strong demand for convention and group business that was moved from New Orleans, through the second quarter. In the third quarter of 2006, we began to see the temporary hurricane demand from surrounding markets subside, and in the fourth quarter of 2006, substantially no temporary hurricane demand remained. We expect to continue to have relatively weak performance from New Orleans in 2007 and until convention and tourism return to pre-hurricane levels.
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
     We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses, that can fluctuate disproportionately to revenues. Operating expenses are difficult to predict and control, which can produce volatility in our operating results. Our Hotel EBITDA margins from continuing operations increased in 2005 and 2006. However, if our hotel RevPAR decreases and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could suffer a material adverse effect.
Debt
     During 2006, we paid down debt of approximately $356 million, refinanced another $465 million of debt and reduced interest rates by 0.5% on $300 million of senior debt. The combined effect of these actions will result in reducing our annual interest expense by $38 million and lowering our weighted average cost of debt by 55 basis points.

     Line of Credit Our $125 million line of credit contains certain restrictive covenants, including a leverage ratio, fixed charge coverage ratio, unencumbered leverage ratio and a maximum payout ratio. The interest on our line can range from 175 to 225 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement. In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to make investments in condominium developments; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments, to create liens, to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At the date of this filing, we were in compliance with all of these covenants. If operating results fall significantly below our current expectations, we may not be able to meet some or all of these covenants in which case we may be unable to borrow under our line of credit.
     The breach of any of the covenants and limitations under our line of credit could result in the acceleration of amounts outstanding. Our failure to satisfy any accelerated recourse indebtedness, if in the amount of $10 million or more, could result in the acceleration of our other unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.
     Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than our line of credit. Payment of amounts due under our line of credit is guaranteed by us and certain of our subsidiaries who also guarantee payment of our senior debt and payment is secured by a pledge of our limited partnership interest in FelCor LP.
     At December 31, 2006 we had no borrowings under our line of credit. Our interest rate on our line of credit has decreased from LIBOR plus 2.25% to LIBOR plus 1.75% during 2006 based on our leverage ratio as defined in our line of credit agreement.
     Construction Loan In 2005, we started construction on the 184 unit Royale Palms condominium development in Myrtle Beach, South Carolina. This project is more than 98% pre-sold and is expected to be completed with the condominiums substantially all closed in the second quarter of 2007. In conjunction with this development, we entered into a $69.8 million recourse construction loan facility. Through December 31, 2006, we had spent $70.7 million on this project and had drawn $58.6 million on the construction loan. On July 1, 2006, the interest on this construction loan was reduced from LIBOR plus 2.25% to LIBOR plus 2.0% under the terms of the original loan agreement.
     Mortgage Debt At December 31, 2006, we had aggregate mortgage indebtedness, excluding our construction loan, of approximately $855.2 million that was secured by 44 of our consolidated hotels with an aggregate book value of approximately $1.0 billion. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by two hotels provide for lock-box arrangements under certain circumstances. With respect to these loans, we are permitted to retain 115% of budgeted hotel operating expenses, but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met. These hotels currently exceed the minimum debt service coverage ratio, however, under the terms of the loan agreement, the lock-box provisions remain in place until the loan is repaid. None of these hotels have ever fallen below the debt service coverage ratio.
     Our hotel mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

     Senior Notes As a result of the strong economy, its impact on the travel and lodging industries, and our lower secured debt levels, Standard & Poor’s raised its ratings on our senior debt twice in 2006, from B- to B in January 2006 and then to B+ in October 2006 and Moody’s Investor Service raised its ratings from B1 to Ba3. As a result of the Moody’s upgrade, effective April 3, 2006, the interest rate applicable to $300 million of our senior debt maturing in 2011 decreased from 9.0% to 8.5%, reducing annualized interest expense by $1.5 million. If the credit rating on our senior debt is downgraded by Moody’s to B1 and Standard & Poor’s rating remains below BB-, the interest rate on this debt will again increase to 9%. Our publicly-traded senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay dividends in excess of the minimum dividend required to meet the REIT qualification test; repurchase capital stock; or merge. As of the date of this filing, we have satisfied all such tests. Under the terms of certain of our indentures, we are prohibited from repurchasing any of our capital stock, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Debt, as defined in the indentures, approximates our consolidated debt. EBITDA is defined in the indentures as consolidated GAAP net income, adjusted for minority interest in FelCor LP, actual cash distributions by unconsolidated entities, gains or losses from asset sales, dividends on preferred stock and extraordinary gains and losses (as defined at the date of the indentures), plus interest expense, income taxes, depreciation expense, amortization expense and other non-cash items. Although our current debt-to-EDITDA ratio is below 4.85 to 1, a decline in our EBITDA, as a result of asset sales, adverse economic developments or an increase in our debt, could make us subject to this limitation. In addition, if we were unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions, or paying dividends on our preferred or common stock, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income.
     We currently anticipate that we will meet our financial covenant and incurrence tests based on current RevPAR expectations. For 2007, we currently anticipate that our full year 2007 portfolio RevPAR will be approximately 6.5% to 7.5% above the prior year.
     During 2006, our pro rata share of capital expenditures for our consolidated and unconsolidated hotels was $178.9 million.

     The following table details our debt outstanding at December 31, 2006 and 2005 (in thousands):

				Balance Outstanding
	Encumbered	Interest Rate at	Maturity	December 31,
	Hotels	December 31, 2006	Date	2006	2005
Promissory note	—	—	—	$—	$650
Line of credit(a)	none	L + 1.75	January 2009	—	—
Senior term notes	—	—	—	—	123,358
Senior term notes	none	8.50	June 2011	298,911	298,660
Term loan	—	—	—	—	225,000
Senior term notes	—	—	—	—	290,000
Senior term notes	none	L + 1.875	December 2011	215,000	—

Total line of credit and senior debt(d)		7.98		513,911	937,668

Mortgage debt(b)	12 hotels	L + 0.93	November 2008	250,000	—
Mortgage debt	8 hotels	6.56	July 2009-2014	97,553	104,282
Mortgage debt	—	—	—	—	117,913
Mortgage debt	7 hotels	7.32	March 2009	124,263	127,455
Mortgage debt	—	—	—	—	41,912
Mortgage debt	8 hotels	8.70	May 2010	169,438	172,604
Mortgage debt	6 hotels	8.73	May 2010	122,578	133,374
Mortgage debt	1 hotel	L + 2.85	August 2008	15,500	15,500
Mortgage debt	1 hotel	5.81	July 2016	12,861	10,457
Other	1 hotel	9.17	August 2011	4,452	5,204
Construction loan(c)	—	L + 2.00	October 2007	58,597	8,911

Total mortgage debt(d)	44 hotels	7.41		855,242	737,612

Total(d)		7.62%		$1,369,153	$1,675,280

(a)	We have a borrowing capacity of $125 million on our line of credit. The interest on this line can range from 175 to 225 basis points over LIBOR based on our leverage ratio as defined in our line of credit agreement.

(b)	This debt has three, one-year extension options.

(c)	We have a recourse construction loan facility for the development of a 184-unit condominium project in Myrtle Beach, South Carolina. The interest on this facility is being capitalized as part of the cost of the project. We have pre sold approximately 98% of these condominiums and expect to start repaying the construction loan as the units sales are finalized, beginning in the second quarter of 2007.

(d)	Interest rates are calculated based on the weighted average outstanding debt at December 31, 2006.
Contractual Obligations
     We have obligations and commitments to make certain future payments under debt agreements and various contracts. The following schedule details these obligations at December 31, 2006 (in thousands):

		Less Than	1 – 3	4 – 5	After
	Total	1 Year	Years	Years	5 Years
Debt (a)	$1,744,715	$173,360	$592,046	$879,377	$99,932
Operating leases	170,407	22,449	28,747	25,096	94,115
Purchase obligations	152,160	152,160	—	—	—

Total contractual obligations	$2,067,282	$347,969	$620,793	$904,473	$194,047

(a)	Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2006.

Off-Balance Sheet Arrangements
     At December 31, 2006, we had unconsolidated 50% investments in ventures that own an aggregate of 19 hotels (referred to as hotel joint ventures), and we had unconsolidated 50% investments in ventures that operate four of those 19 hotels (referred to as operating joint ventures). We own 100% of the lessees operating two hotels owned by the hotel joint ventures, approximately 51% of the lessees operating 13 hotels owned by the hotel joint ventures and one hotel joint venture is operated without a lease. We also owned a 50% interest in entities that provide condominium management services and develop condominiums in Myrtle Beach, South Carolina. None of our directors, officers or employees owns any interest in any of these joint ventures or entities. The hotel joint ventures had $197.5 million of non-recourse mortgage debt relating to the 19 hotel, of which our prorata portion was $98.7 million. This debt is not reflected as a liability on our consolidated balance sheet.
     Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to the guarantee of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.
     We have recorded equity in income (loss) of unconsolidated entities of $11.5 million; $10.2 million; and $17.1 million (including a gain of $11 million related to the development and sale of condominiums) for the years ended December 31, 2006, 2005 and 2004, respectively, and received distributions of $9.3 million (of which $3.6 million was provided from operations), of $7.6 million (of which $1.1 million was provided from operations), and $22.8 million (of which $11.9 million was provided by operations) for the years 2006, 2005 and 2004, respectively. The principal source of income for our hotel joint ventures is percentage lease revenue from the operating lessees. We own 51% of the operating lessees for 13 of the hotel joint ventures.
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
     With respect to those ventures that are partnerships, the hotels owned by these ventures could perform below expectations and result in the insolvency of the ventures and the acceleration of their debts, unless the members or partners provide additional capital. In some ventures, the members or partners may be required to make additional capital contributions or have their interest in the venture be reduced or offset for the benefit of any party making the required investment on their behalf. We may be faced with the choice of losing our investment in a venture or investing additional capital under circumstances that do not assure a return on that investment.
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
•	We are required by GAAP to record an impairment charge when we believe that an investment in one or more of our hotels held for investment has been impaired, such that future undiscounted cash flows would not recover the book basis, or net book value, of the investment. We test for impairment when certain events occur, including one or more of the following: projected cash flows are significantly less than recent historical cash flows; significant changes in legal factors or actions by a regulator that could affect the value of our hotels; events that could cause changes or uncertainty in travel patterns; and a current expectation that, more likely than not, a hotel will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Over the past three years we identified 36 non-strategic hotels that we expected to sell significantly before the end of their previously estimated useful life. The shorter probable holding periods related to our decision to sell these hotels was the primary factor that led to impairment charges on these hotels. As these hotels are sold, we may recognize additional losses or gains on sale. In the evaluation of impairment of our hotels, and in establishing impairment charges, we made many assumptions and estimates on a hotel by hotel basis, which included the following:
o	Annual cash flow growth rates for revenues and expenses;

o	Holding periods;

o	Expected remaining useful lives of assets;

o	Estimates in fair values taking into consideration future cash flows, capitalization rates, discount rates and comparable selling prices; and

o	Future capital expenditures.
Changes in these estimates, future adverse changes in market conditions or poor operating results of underlying hotels could result in losses or an inability to recover the carrying value of the hotels that may not be reflected in the hotel’s carrying value, thereby requiring impairment charges in the future. At December 31, 2006, all hotels on which we have recorded impairment charges have been sold or are classified as held for sale at that date.

At December 31, 2006, we had 11 hotels that were classified as held for sale and were carried at the lower of historical net book value or fair value less costs to sell. We made estimates of fair values of these hotels based on pending contracts, offers received, cash flows, capitalization rates and comparable selling prices. We also made estimates of selling costs based on commission rates and other selling costs expected to be incurred.

•	We make estimates with respect to contingent liabilities for losses covered by insurance in accordance with Financial Accounting Standard 5, Accounting for Contingencies. We record liabilities for self insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated. We are self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 67 of our hotels. We review the adequacy of our reserves for our self-insured claims on a regular basis. Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred at the end of each accounting period. These reserves represent estimates at a given date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims. Estimates are also required since there may be delays in reporting. Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If our insurance reserves of $4.3 million, at December 31, 2006, for general liability losses are insufficient, we will record an additional expense in future periods. Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded. We had recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2006.

•	Our Taxable REIT Subsidiaries, or TRSs, have cumulative potential future tax deductions totaling $343.3 million. The net deferred income tax asset associated with these potential future tax deductions was $130.5 million. We have recorded a valuation allowance equal to 100% of our $130.5 million deferred tax asset related to our TRSs, because of the uncertainty of realizing the benefit of the deferred tax asset. SFAS 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. In accordance with SFAS 109, we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.
Recent Accounting Announcements
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. We do not expect the cumulative effect of applying the provisions of FIN 48, if any, to be material.

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
Disclosure Regarding Forward Looking Statements
          This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks”, or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements. Among these factors are:
•	general economic and lodging industry conditions, including the anticipated continuation of economic growth, the realization of anticipated job growth, the impact of the United States’ military involvement in the Middle East and elsewhere, future acts of terrorism, the threat or outbreak of a pandemic disease affecting the travel industry, the impact on the travel industry of high fuel costs and increased security precautions, and the impact that the bankruptcy of additional major air carriers may have on our revenues and receivables;

•	our overall debt levels and our ability to obtain new financing and service debt;

•	our inability to retain earnings;

•	our liquidity and capital expenditures;

•	our growth strategy and acquisition activities;

•	our inability to sell the hotels being marketed for sale at anticipated prices; and

•	competitive conditions in the lodging industry.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          At December 31, 2006, approximately 61% of our consolidated debt had fixed interest rates. In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

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
Expected Maturity Date
at December 31, 2006
(dollars in thousands)

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$12,739	$13,733	$142,240	$274,535	$303,030	$84,868	$831,145	$887,575
Average interest rate	7.98%	7.98%	7.26%	8.70%	8.49%	6.53%	8.13%
Floating rate:
Debt	58,597	265,500	—	—	215,000	—	539,097	539,097
Average interest rate(a)	7.32%	6.14%	—	—	7.10%	—	6.65%

Total debt	$71,336	$279,233	$142,240	$274,535	$518,030	$84,868	$1,370,242
Average interest rate	7.44%	6.23%	7.26%	8.70%	7.91%	6.53%	7.55%
Net discount							(1,089)

Total debt							$1,369,153

(a)	The average floating rate of interest represents the implied forward rates in the yield curve at December 31, 2006.
Expected Maturity Date
at December 31, 2005
(dollars in thousands)

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$13,726	$149,737	$15,695	$176,560	$281,843	$382,727	$1,020,288	$987,451
Average interest rate	7.95%	7.68%	7.96%	7.37%	8.70%	8.47%	8.21%
Floating rate:
Debt	342,913	—	24,411	—	—	290,650	657,974	557,974
Average interest rate(a)	6.09%	—	6.66%	—	—	8.47%	7.16%

Total debt	$356,639	$149,737	$40,106	$176,560	$281,843	$673,377	$1,678,262
Average interest rate	6.16%	7.68%	7.17%	7.37%	8.70%	8.47%	7.80%
Net discount							(2,982)

Total debt							$1,675,280

Interest rate swaps (floating to fixed)(b)
Notional amount	—	—	—	—	—	100,000	100,000	102,222
Pay rate	—	—	—	—	—	7.80%	7.80%
Receive rate	—	—	—	—	—	—	—

(a)	The average floating rate of interest represents the implied forward rates in the yield curve at December 31, 2005.

(b)	The interest rate swaps in effect during 2005 increased our interest expense by a net $0.3 million during 2005. The interest rate swaps in effect at December 31, 2005, mature in 2007 but are matched with debt maturing in 2011.
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
INDEX TO FINANCIAL STATEMENTS
PART I – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of FelCor Lodging Trust Incorporated:
We have completed integrated audits of FelCor Lodging Trust Incorporated’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FelCor Lodging Trust Incorporated and its subsidiaries, or the Company, at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
Dallas, Texas
March 1, 2007

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(in thousands)

	2006	2005
ASSETS

Investment in hotels, net of accumulated depreciation of $612,286 in 2006 and $1,019,123 in 2005	$2,044,285	$2,584,379
Investment in unconsolidated entities	111,716	109,262
Hotels held for sale	133,801	—
Cash and cash equivalents	124,179	94,564
Restricted cash	22,753	18,298
Accounts receivable, net of allowance for doubtful accounts of $962 in 2006 and $2,203 in 2005	33,395	54,815
Deferred expenses, net of accumulated amortization of $8,841 in 2006 and $12,150 in 2005	9,480	12,423
Condominium development project	70,661	16,051
Other assets	32,979	30,471

Total assets	$2,583,249	$2,920,263

LIABILITIES AND STOCKHOLDERS’ EQUITY

Debt, net of discount of $1,089 in 2006 and $2,982 in 2005	$1,369,153	$1,675,280
Distributions payable	24,078	8,596
Accrued expenses and other liabilities	139,277	139,187

Total liabilities	1,532,508	1,823,063

Commitments and contingencies

Minority interest in FelCor LP 1,355 and 2,763 units issued and outstanding at December 31, 2006 and 2005, respectively	11,638	25,393

Minority interest in other partnerships	28,172	40,014

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011 issued and outstanding at December 31, 2006 and December 31, 2005	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950 issued and outstanding at December 31, 2006	169,412	169,412
Common stock, $.01 par value, 200,000 shares authorized and 69,438 and 69,440 shares issued, including shares in treasury, at December 31, 2006 and 2005, respectively	694	694
Additional paid-in capital	2,066,694	2,081,869
Accumulated other comprehensive income	15,839	19,602
Accumulated deficit	(1,409,790)	(1,372,720)
Less: Common stock in treasury, at cost, of 7,386 and 9,231 shares at December 31, 2006 and 2005, respectively	(141,280)	(176,426)

Total stockholders’ equity	1,010,931	1,031,793

Total liabilities and stockholders’ equity	$2,583,249	$2,920,263

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

	2006	2005	2004
Revenues:
Hotel operating revenue	$990,959	$913,149	$840,416
Retail space rental and other revenue	79	1,506	2,196

Total revenues	991,038	914,655	842,612

Expenses:
Hotel departmental expenses	319,731	303,454	290,619
Other property operating costs	270,301	255,626	235,204
Management and franchise fees	51,237	45,215	42,664
Taxes, insurance and lease expense	112,052	104,852	92,256
Abandoned projects	33	265	—
Corporate expenses	23,308	19,025	17,033
Depreciation	94,579	84,448	78,116

Total operating expenses	871,241	812,885	755,892

Operating income	119,797	101,770	86,720
Interest expense, net	110,867	121,668	136,144
Hurricane loss	—	6,481	2,125
Charge-off of deferred financing costs	3,562	1,448	6,960
Loss on early extinguishment of debt	12,471	4,037	44,216
Gain on swap termination	(1,715)	—	(1,005)

Loss before equity in income of unconsolidated entities, minority interests and gain on sale of assets	(5,388)	(31,864)	(101,720)
Equity in income from unconsolidated entities	11,537	10,169	17,121
Gain (loss) on sale of assets	(92)	469	—
Minority interests	2,508	4,310	6,223

Income (loss) from continuing operations	8,565	(16,916)	(78,376)
Discontinued operations	42,480	(234,699)	(21,751)

Net income (loss)	51,045	(251,615)	(100,127)
Preferred dividends	(38,713)	(39,408)	(35,130)
Issuance costs of redeemed preferred stock	—	(6,522)	—

Net income (loss) applicable to common stockholders	$12,332	$(297,545)	$(135,257)

Income (loss) per common share data:
Basic and diluted:
Loss from continuing operations	$(0.50)	$(1.06)	$(1.92)

Net income (loss)	$0.20	$(5.01)	$(2.29)

Weighted average common shares outstanding	60,734	59,436	59,045

Cash dividends declared on common stock	$0.80	$0.15	$—
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
Net income (loss)	$51,045	$(251,615)	$(100,127)
Unrealized holding gains (loss) from interest rate swaps	(507)	2,074	147
Realized gain from interest rate swaps	(1,715)	—	—
Foreign currency translation adjustment	(1,541)	1,748	6,155

Comprehensive income (loss)	$47,282	$(247,793)	$(93,825)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005, and 2004
(in thousands)

	Preferred Stock		Common Stock			Accumulated
	Number		Number		Additional	Other			Total
	of		of		Paid-in	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Stock	Equity
Balance at December 31, 2003	6,048	$318,907	69,429	$694	$2,095,356	$9,478	$(930,886)	$(197,277)	$1,296,272
Foreign exchange translation	—	—	—	—	—	6,155	—	—	6,155
Issuance of Series A preferred stock	6,900	159,850	—	—	(3,850)	—	—	—	156,000
Issuance of stock awards	—	—	7	—	(9,067)	—	—	9,092	25
Amortization of stock awards	—	—	—	—	3,179	—	—	—	3,179
Unrealized gain on hedging transaction	—	—	—	—	—	147	—	—	147
Conversion of operating partnership units into common shares	—	—	—	—	(1,999)	—	—	4,692	2,693
Allocation from minority units	—	—	—	—	1,109	—	—	—	1,109
Forfeitures of stock awards	—	—	—	—	461	—	—	(461)	—
Dividends declared:
$1.95 per Series A preferred share	—	—	—	—	—	—	(19,884)	—	(19,884)
$2.25 per Series B depositary preferred share	—	—	—	—	—	—	(15,246)	—	(15,246)
Net loss	—	—	—	—	—	—	(100,127)	—	(100,127)

Balance at December 31, 2004	12,948	478,757	69,436	694	2,085,189	15,780	(1,066,143)	(183,954)	1,330,323
Foreign exchange translation	—	—	—	—	—	1,748	—	—	1,748
Issuance of Series C preferred stock	68	169,412	—	—	(5,492)	—	—	—	163,920
Retirement of Series B preferred stock	(68)	(169,395)	—	—	6,522	—	(6,522)		(169,395)
Issuance of stock awards	—	—	4	—	(7,285)	—	—	7,022	(263)
Amortization of stock awards	—	—	—	—	3,265	—	—	—	3,265
Unrealized gain on hedging transaction	—	—	—	—	—	2,074	—	—	2,074
Conversion of operating partnership units into common shares	—	—	—	—	(118)	—	—	506	388
Allocation from minority units	—	—	—	—	(212)	—	—	—	(212)
Dividends declared:	—
$0.15 per common share		—	—	—	—	—	(9,032)	—	(9,032)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,117)	—	(25,117)
$1.125 per Series B depositary preferred share	—	—	—	—	—	—	(5,432)	—	(5,432)
$1.63 per Series C depositary preferred share	—	—	—	—	—	—	(8,859)	—	(8,859)
Net loss	—	—	—	—	—	—	(251,615)	—	(251,615)

Balance at December 31, 2005	12,948	478,774	69,440	694	2,081,869	19,602	(1,372,720)	(176,426)	1,031,793
Foreign exchange translation	—	—	—	—	—	(1,541)	—	—	(1,541)
Issuance of stock awards	—	—	19	—	(6,371)	—	—	6,933	562
Exercise of stock options	—	—		—	(482)	—	—	2,670	2,188
Amortization of stock awards	—	—	—	—	5,169	—	—	—	5,169
Forfeiture of stock awards	—	—		—	579	—	—	(866)	(287)
Repurchase of common shares	—	—		—	—	—	—	(818)	(818)
Common stock exchanged for treasury shares	—	—	(21)	—	(357)	—	—	357	—
Unrealized loss on hedging transaction	—	—	—	—	—	(507)	—	—	(507)
Realized gain on hedging transaction	—	—		—	—	(1,715)	—	—	(1,715)
Conversion of operating partnership units into common shares	—	—	—	—	(26,870)	—	—	26,870	—
Allocation from minority units	—	—	—	—	13,157	—	—	—	13,157
Dividends declared:
$0.80 per common share	—	—	—	—	—	—	(49,402)	—	(49,402)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,117)	—	(25,117)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—	(13,596)
Net income	—	—	—	—	—	—	51,045	—	51,045

Balance at December 31, 2006	12,948	$478,774	69,438	$694	$2,066,694	$15,839	$(1,409,790)	$(141,280)	$1,010,931

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$51,045	$(251,615)	$(100,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	110,274	122,535	122,653
Gain on sale of assets	(48,802)	(12,522)	(20,589)
Amortization of deferred financing fees	3,351	3,399	4,161
Accretion amortization of debt	1,105	1,167	510
Amortization of unearned officers’ and directors’ compensation	5,080	2,904	2,945
Equity in income from unconsolidated entities	(11,537)	(10,169)	(17,121)
Distributions of income from unconsolidated entities	3,632	1,062	11,932
Charge-off of deferred financing costs	3,643	2,659	6,960
Loss on early extinguishment of debt	13,701	8,641	44,216
Impairment loss hotels	16,474	266,751	38,289
Minority interests	(789)	(23,295)	(7,375)
Changes in assets and liabilities:
Accounts receivable	12,571	(6,178)	(2,213)
Restricted cash-operations	(2,687)	(6,941)	(23,467)
Other assets	(9,076)	(6,057)	(957)
Accrued expenses and other liabilities	(285)	19,141	(26,536)

Net cash flow provided by operating activities	147,700	111,482	33,281

Cash flows provided by (used in) investing activities:
Acquisition of hotels	—	—	(27,759)
Improvements and additions to hotels	(168,525)	(111,664)	(95,599)
Additions to condominium project	(51,200)	(11,546)	—
Acquisition of joint venture	—	(1,197)	—
Cash from consolidation of venture	—	3,204	—
Proceeds from asset dispositions	346,332	73,502	152,686
Proceeds received from property damage insurance	7,535	3,131	—
Decrease in restricted cash-investing	1,008	10,804	8,155
Cash distributions from unconsolidated entities	5,700	6,578	10,899
Capital contributions to unconsolidated entities	(250)	(1,350)	—

Net cash flow provided by (used in) investing activities	140,600	(28,538)	48,382

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	540,494	233,911	523,802
Repayment of borrowings	(716,006)	(292,990)	(838,891)
Payment of debt issuance costs	(3,985)	(659)	(5,517)
Decrease in restricted cash-financing	2,825	4,401	—
Net proceeds from sale of preferred stock	—	164,147	158,990
Redemption of preferred stock	—	(169,395)	—
Exercise of stock options	2,188	—	—
Distributions paid to other partnerships’ minority holders	(13,167)	—	(4,000)
Contribution from minority interest holders	2,519	2,200	3,247
Distributions paid to FelCor LP limited partners	(878)	(414)	—
Distributions paid to preferred stockholders	(38,713)	(39,905)	(34,757)
Distributions paid to common stockholders	(33,951)	(9,032)	—

Net cash flow used in financing activities	(258,674)	(107,736)	(197,126)

Effect of exchange rate changes on cash	(11)	46	2,888
Net change in cash and cash equivalents	29,615	(24,746)	(112,575)
Cash and cash equivalents at beginning of periods	94,564	119,310	231,885

Cash and cash equivalents at end of periods	$124,179	$94,564	$119,310

Supplemental cash flow information — Interest paid	$118,502	$132,091	$162,324

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     In 1994, FelCor Lodging Trust Incorporated, or FelCor, went public as a real estate investment trust, or REIT, with six hotels and a market capitalization of $120 million. At December 31, 2006, we held ownership interests in 99 hotels and were the owner of the largest number of Embassy Suites Hotels and independently owned Doubletree-branded hotels in North America.
     FelCor is the sole general partner of, and the owner of an approximately 98% limited partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP. All of our operations are conducted solely through FelCor LP, or its subsidiaries.
     At December 31, 2006, we owned a 100% real estate interest in 72 hotels, a 90% or greater interest in entities owning five hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning two hotels, and 50% interests in unconsolidated entities owning 19 hotels. As a result of our ownership interests in the operating lessees of 94 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operations of 83 of these consolidated hotels were included in continuing operations at December 31, 2006, and 11 hotels were held for sale and included in discontinued operations. The operating revenues and expenses of the remaining five hotels were reported on the equity method, four hotels were operated by 50% owned lessees and one hotel, in which we had a 50% ownership interest, was operated without a lease.
     At December 31, 2006, we had an aggregate of 63,407,199 shares and unit outstanding, consisting of 62,052,183 shares of FelCor common stock and 1,355,016 units of FelCor LP limited partnership interest not owned by FelCor.
     The following table reflects the distribution, by brand, of the 83 hotels included in our consolidated hotel continuing operations at December 31, 2006:

Brand	Hotels	Rooms
Embassy Suites Hotels	47	12,130
Holiday Inn-branded	17	6,301
Starwood-branded	9	3,217
Doubletree-branded	7	1,471
Hilton-branded	2	559
Other brands	1	403

Total hotels	83

     The hotels shown in the above table are located in the United States (23 states) and Canada (two hotels), with concentrations in California (14 hotels), Florida (13 hotels) and Texas (11 hotels). Approximately 48% of our hotel room revenues were generated from hotels in these three states during 2006.
     At December 31, 2006, of the 83 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 18, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed 9, and (iv) independent management companies managed two.
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
     Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Investment in Hotels — Our hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings, 15 to 20 years for improvements and three to seven years for furniture, fixtures, and equipment.
     We periodically review the carrying value of each of our hotels to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or modification of depreciation periods. If facts or circumstances support the possibility of impairment of a hotel, we prepare a projection of the undiscounted future cash flows, without interest charges, over the shorter of the hotel’s estimated useful life or the expected hold period, and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, we make an adjustment to reduce carrying value of the hotel to its then fair value. We use recent operating results and current market information to arrive at our estimates of fair value.
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
     Investment in Unconsolidated Entities — We own a 50% interest in various real estate ventures in which the partners or members jointly make all material decisions concerning the business affairs and operations. Additionally, we also own a preferred equity interest in one of these real estate ventures. Because we do not control these entities, we carry our investment in unconsolidated entities at cost, plus our equity in net earnings or losses, less distributions received since the date of acquisition and any adjustment for impairment. Our equity in net earnings or losses is adjusted for the straight-line depreciation, over the lower of 40 years or the remaining life of the venture, of the difference between our cost and our proportionate share of the underlying net assets at the date of acquisition. We periodically review our investment in unconsolidated entities for other than temporary declines in fair value. Any decline that is not expected to be recovered in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on our projections of cash flows and market capitalization rates.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies — (continued)
     Hotels Held for Sale — We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we do not consider hotels as “held for sale” until it is probable that the sale will be completed within one year. Once a hotel is “held for sale” the operations related to the hotel are included in discontinued operations. In the last three years we have disposed of 68 non-strategic hotels. We had 11 remaining non-strategic hotels at December 31, 2006, that we intend to sell within the next twelve months. Based on our recent experience in the hospitality real estate market and the current contract and offer activity on these 11 non-strategic hotels, we consider it probable that they will be sold prior to December 31, 2007. As such, these hotels have been classified as “held for sale” as of December 31, 2006.
     We do not depreciate hotel assets that are classified as “held for sale.” Upon designating a hotel as “held for sale,” and quarterly thereafter, we review the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost or fair value, less cost to sell, in accordance with SFAS 144. Any adjustment in the carrying value of a hotel classified as “held for sale” is reflected in discontinued operations. We include in discontinued operations the operating results of hotels classified as “held for sale” or that have been sold.
     Cash and Cash Equivalents — All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
     We place cash deposits at major banks. Our bank account balances may exceed the Federal Depository Insurance Limits of $100,000; however, management believes the credit risk related to these deposits is minimal.
     Restricted Cash —Restricted cash includes reserves for capital expenditures, real estate taxes, and insurance, as well as cash collateral deposits for mortgage debt agreement provisions and capital expenditure obligations on sold hotels.
     Deferred Expenses — Deferred expenses, consisting primarily of loan costs, are recorded at cost. Amortization is computed using a method that approximates the interest method over the maturity of the related debt.
     Other Assets — Other assets consist primarily of hotel operating inventories, prepaid expenses and deposits.
     Revenue Recognition — Approximately 99.7% to 100.0% of our revenue is comprised of hotel operating revenues, such as room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 0.1% to 0.3% of our revenue is from retail space rental revenue and other sources.

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
     We recognize revenue from the sale of condominium units using the completed contract method.
     Foreign Currency Translation — Results of operations for our Canadian hotels are maintained in Canadian dollars and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in accumulated other comprehensive income and were $15.8 million and $17.4 million as of December 31, 2006 and 2005, respectively.
     Capitalized Cost — We capitalize interest and certain other costs, such as property taxes, land leases, and property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 2006, 2005, and 2004, were $10.6 million, $8.4 million and $5.6 million, respectively.
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
     Stock Compensation — In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for (i) all stock awards granted after the required date of adoption and to (ii) awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as such previous awards continue to vest. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application. The adoption of this standard did not have a material impact on our consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies — (continued)
     Prior to January 1, 2006, we applied Accounting Principles Board Opinion 25, or APB 25, and related interpretations in accounting for our stock based compensation plans for stock based compensation issued prior to January 1, 2003. Had the compensation cost for these stock-based compensation plans been determined in accordance with SFAS No. 123 our net loss from continuing operations and net loss from continuing operations per common share for the years ended December 31, 2005 and 2004, would approximate the pro forma amounts below (in thousands, except per share data):

	2005	2004
Loss from continuing operations, as reported	$(16,916)	$(78,376)
Add stock based compensation included in the net loss, as reported	2,904	2,945
Less stock based compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(2,914)	(3,001)

Loss from continuing operations, pro forma	$(16,926)	$(78,432)

Basic and diluted net loss from continuing operations per common share:
As reported	$(1.06)	$(1.92)
Pro forma	$(1.06)	$(1.92)
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
     Distributions and Dividends — We and FelCor LP resumed paying a common dividend with the fourth quarter 2005 payment of $0.15 per share. In 2006, we declared common dividends of $0.80 per share. Additionally, we have paid regular quarterly dividends on our preferred stock in accordance with our preferred stock dividend requirements. Our ability to make distributions is dependent on our receipt of quarterly distributions from FelCor LP, and FelCor LP’s ability to make distributions is dependent upon the results of operations of our hotels.
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

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Investment in Hotels
     Investment in hotels at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Building and improvements	$2,058,563	$2,710,465
Furniture, fixtures and equipment	308,838	567,330
Land	203,791	291,074
Construction in progress	85,379	34,633

	2,656,571	3,603,502
Accumulated depreciation	(612,286)	(1,019,123)

	$2,044,285	$2,584,379

     In 2006, we wrote off fully depreciated furniture, fixtures and equipment aggregating $264.6 million.
     Discussions of hotel dispositions are included in our Discontinued Operations footnote.
     We invested $169 million and $112 million in additions and improvements to our consolidated hotels during the years ended December 31, 2006 and 2005, respectively.
4. Impairment Charges
     Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS 144 for purposes of determining impairment charges and reporting discontinued operations.
     A hotel held for investment is tested for impairment whenever changes in circumstances indicate its carrying value may not be recoverable. The test is conducted using the undiscounted cash flows for the shorter of the estimated remaining holding periods or the useful life of the hotel. When testing for recoverability of hotels held for investment, we use projected cash flows over the expected hold period. Those hotels held for investment that fail the impairment test described in SFAS 144 were written down to their then current estimated fair value, before any selling expenses. These hotels continue to be depreciated over their remaining useful lives.
     Hotels held for sale are tested for impairment each reporting period and are recorded at the lower of their carrying amounts or fair value less costs to sell. These hotels are not depreciated after they have been designated as held for sale.
     When determining fair value for purposes of determining impairment we use a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets in specific markets. The cash flows used for determining fair values are discounted using a reasonable capitalization rate, or as earlier noted based on the local market conditions using recent sales of similar assets. In some cases we are able to establish fair value based on credible offers received from prospective buyers.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Impairment Charges – (continued)
     In 2006, we recorded impairment charges of $16.5 million under the provisions of SFAS 144. Of the 2006 charges, $9.3 million were related to our decision to designate seven additional hotels held for investment as non-strategic, $5.9 million related to a change in fair value estimates of held for investment hotels previously designated as non-strategic, and $1.3 million related to charges necessary to record two non- strategic hotels as of December 31, 2006 as held for sale at the lower of their carrying amount or fair value less costs to sell. In February 2007, we sold two non-strategic hotels for gross proceeds of $42.7 million.
     In 2005, we recorded impairment charges, under the provisions of SFAS 144, of $266.8 million, all of which was included in discontinued operations at December 31, 2006. The 2005 charges primarily related to our decision to designate as non-strategic and sell 28 additional hotels, in connection with the negotiation of the amendment to our IHG management agreements. Under the management agreements entered into with IHG in 2001 and amended in 2004, we were obligated to reinvest the net proceeds from the sale of IHG-managed hotels in other IHG-managed hotels or pay substantial liquidated damages to IHG. This potential exposure to liquidated damages made it impractical to sell IHG-managed hotels. In January 2006, we executed an agreement modifying our management agreements covering our hotels managed by IHG. This agreement eliminated any potential liquidated damages or reinvestment requirement with respect to hotels previously sold, certain IHG-managed hotels identified for sale and one Crowne Plaza hotel to be converted to another brand. We also recorded impairment charges with respect to 11 hotels previously designated as non-strategic principally because of revised estimates of fair value resulting from changes in the market and sales offers. In January 2006, we sold eight non-strategic hotels for gross proceeds of approximately $160 million.
     In 2004, we recorded impairment charges, under the provisions of SFAS 144, of $38.3 million, all of which was included in discontinued operations at December 31, 2006. The 2004 charges were related to 17 hotels. With respect to one hotel, we entered into an agreement that would permit the option holder to purchase the hotel for substantially less than its carrying value. The remaining hotels had revised estimates of fair value or reduced estimated holding periods.
     We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weaken, or if we shorten our contemplated holding period for certain of our hotels.
     Of the 51 hotels on which we recorded impairment in 2006, 2005 and 2004, 45 have been sold.
5. Discontinued Operations
     The results of operations of the 31 hotels disposed of in 2006, 19 hotels disposed of in 2005 and 18 hotels disposed of in 2004, and 11 hotels held for sale at December 31, 2006 are presented in discontinued operations for the periods presented.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Discontinued Operations – (continued)
     Results of operations for the 79 hotels included in discontinued operations are as follows:

	Year Ended December 31,
	2006	2005	2004
Hotel operating revenue	$204,494	$343,492	$418,271
Operating expenses	(200,958)	(593,211)	(448,297)

Operating income (loss)	3,536	(249,719)	(30,026)
Direct interest costs, net	(1,206)	(10,203)	(13,466)
Loss on the early extinguishment of debt	(1,311)	(5,815)	—
Gain on sale, net of tax	43,180	12,053	20,589
Minority interest	(1,719)	18,985	1,152

Income (loss) from discontinued operations	$42,480	$(234,699)	$(21,751)

     Impairment losses of $16.5 million, $266.8 million and $38.3 million are included in the operating expenses from discontinued operations for the years ending December 31, 2006, 2005 and 2004, respectively.
     In 2006, we sold 31 hotels for gross proceeds of $514.4 million for a net gain of $43.2 million, which is net of approximately $5.7 million in taxes related to the sale of these hotels.
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
6. Investment in Unconsolidated Entities
     We owned 50% interests in joint venture entities that owned 19 hotels at December 31, 2006 and December 31, 2005. We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
     Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	December 31,
	2006	2005
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$260,628	$259,645
Total assets	$297,712	$295,065
Debt	$197,462	$203,880
Total liabilities	$203,659	$211,174
Equity	$94,053	$83,891
     Debt of our unconsolidated entities at December 31, 2006, consisted entirely of non-recourse mortgage debt.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Investment in Unconsolidated Entities — (continued)
     Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	2006	2005	2004
Total revenues	$83,766	$75,396	$67,902

Net income	$26,764	$21,801	$33,746	(a)
Net income attributable to FelCor	$13,382	$11,348	$18,483
Preferred return	—	516	516
Depreciation of cost in excess of book value	(1,845)	(1,695)	(1,878)

Equity in income from unconsolidated entities	$11,537	$10,169	$17,121

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
     A summary of the components of our investment in unconsolidated entities as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Hotel investments	$48,641	$43,117
Cost in excess of book value of hotel investments	61,253	63,098
Land and condominium investments	3,513	4,270
Hotel lessee investments	(1,691)	(1,223)

	$111,716	$109,262

     A summary of the components of our equity in income of unconsolidated entities for the years ended December 31, 2006, 2005, and 2004, are as follows (in thousands):

	2006	2005	2004
Hotel investments	$12,090	$10,691	$17,673
Hotel lessee operations	(553)	(522)	(552)

Equity in income from unconsolidated entities	$11,537	$10,169	$17,121

     In 2005, we acquired, for $1.2 million, an additional 25% interest in a joint venture owning a single hotel, bringing our interest in this previously unconsolidated venture to 75%. This venture has been included in our consolidated financial statements from the date of acquisition of the remaining interest.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt
     Debt at December 31, 2006 and 2005 consisted of the following (in thousands):

				Balance Outstanding
	Encumbered	Interest Rate at	Maturity	December 31,
	Hotels	December 31, 2006	Date	2006	2005
Promissory note	—	—	—	$—	$650
Line of credit(a)	none	L + 1.75	January 2009	—	—
Senior term notes	—	—	—	—	123,358
Senior term notes	none	8.50	June 2011	298,911	298,660
Term loan	—	—	—	—	225,000
Senior term notes	—	—	—	—	290,000
Senior term notes	none	L + 1.875	December 2011	215,000	—

Total line of credit and senior debt(d)		7.98		513,911	937,668

Mortgage debt(b)	12 hotels	L + 0.93	November 2008	250,000	—
Mortgage debt	8 hotels	6.56	July 2009-2014	97,553	104,282
Mortgage debt	—	—	—	—	117,913
Mortgage debt	7 hotels	7.32	March 2009	124,263	127,455
Mortgage debt	—	—	—	—	41,912
Mortgage debt	8 hotels	8.70	May 2010	169,438	172,604
Mortgage debt	6 hotels	8.73	May 2010	122,578	133,374
Mortgage debt	1 hotel	L + 2.85	August 2008	15,500	15,500
Mortgage debt	1 hotel	5.81	July 2016	12,861	10,457
Other	1 hotel	9.17	August 2011	4,452	5,204
Construction loan(c)	—	L + 2.00	October 2007	58,597	8,911

Total mortgage debt(d)	44 hotels	7.41		855,242	737,612

Total(d)		7.62%		$1,369,153	$1,675,280

(a)	We have a borrowing capacity of $125 million on our line of credit. The interest on this line can range from 175 to 225 basis points over LIBOR based on our leverage ratio as defined in our line of credit agreement.

(b)	This debt has three, one-year extension options.

(c)	We have a recourse construction loan facility for the development of a 184-unit condominium project in Myrtle Beach, South Carolina. The interest on this facility is being capitalized as part of the cost of the project. We have pre sold approximately 98% of these condominiums and expect to start repaying the construction loan as the unit sales are finalized, beginning in the second quarter of 2007.

(d)	Interest rates are calculated based on the weighted average outstanding debt at December 31, 2006.
     We reported interest income of $4.1 million, $4.1 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. We capitalized interest of $4.9 million, $1.9 million and $1.5 million, for the years ended December 31, 2006, 2005 and 2004, respectively.
     In October 2006, FelCor LP sold $215 million of senior floating rate notes in a private offering to qualified institutional buyers. These notes bear interest at LIBOR plus 1.875% and mature in 2011. In addition, payment of amounts due under these notes is guaranteed by us and certain of our subsidiaries who also guarantee payment of our line of credit and other senior debt (other than mortgage debt) and payment of these notes is secured by a pledge of limited partnership interest in FelCor Lodging LP. In November 2006, we also completed a $250 million non-recourse mortgage facility secured by 12 hotels at LIBOR plus 0.93% maturing in two years with three one year extensions at our option.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt — (continued)
     During the fourth quarter of 2006, we redeemed all of our outstanding $290 million senior floating rate notes due 2011 and all of our outstanding $125 million 7 5/8% senior notes due 2007. In addition, we repaid $137 million of outstanding debt secured by mortgages on certain of our hotels. Proceeds from our October 2006 senior note offering and November 2006 mortgage debt facility, together with cash proceeds from hotel sales were used to fund the redemption of senior notes and the repayment of the mortgage debt.
     In connection with the repayment of our $290 million senior floating rate notes, we unwound the floating to fixed interest rate swaps associated with these notes. Termination of these interest rate swaps resulted in gain of approximately $1.7 million, which was recorded in the fourth quarter 2006.
     The early retirement of certain indebtedness in 2006, resulted in net charges related to debt extinguishment of approximately $15.6 million. As a result of the foregoing refinancing transactions, our annual interest expense will be reduced by approximately $5 million, our weighted average cost of debt will be reduced by approximately 50 basis points and our next significant debt maturity will not be until 2009.
     During 2006, we retired approximately $355.8 million of aggregate debt with proceeds of hotel sales, new debt and cash and we borrowed $49.7 million on our Royale Palms condominium development construction loan. In connection with the early debt retirement, we recorded $17.3 million of expense during 2006.
     In the fourth quarter of 2005, we retired $258 million of mortgage debt related to 25 hotels and entered into a $225 million unsecured term loan. In connection with the early retirement of $258 million of mortgage debt we recorded $15 million expense in the fourth quarter of 2005.
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
     In 2004, we also elected to terminate our then existing line of credit and wrote off debt issue costs of $0.2 million.

'

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt — (continued)
     At December 31, 2006, we had aggregate mortgage indebtedness, of approximately $855.2 million that was secured by 44 of our consolidated hotels with an aggregate book value of approximately $1.0 billion and a $58.6 million construction loan related to our Royale Palms condominium development. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by two hotels provide for lock-box arrangements under certain circumstances. With respect to these loans, we are permitted to retain 115% of budgeted hotel operating expenses, but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met. These hotels currently exceed the minimum debt service coverage ratio, however, under the terms of the loan agreement, the lock-box provisions remain in place until the loan is repaid. Neither of these hotels has ever fallen below the debt service coverage ratio.
     Our hotel mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.
     Our $125 million line of credit contains certain restrictive covenants, including a leverage ratio, fixed charge coverage ratio, unencumbered leverage ratio and a maximum payout ratio. The interest on our line can range from 175 to 225 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement. In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to make investments in condominium developments; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments, to create liens, to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At the date of this filing, we were in compliance with all of these covenants. If operating results fall significantly below our current expectations, we may not be able to meet some or all of these covenants in which case we may be unable to borrow under our line of credit.
     The breach of any of the covenants and limitations under our line of credit could result in the acceleration of amounts outstanding. Our failure to satisfy any accelerated recourse indebtedness, if in the amount of $10 million or more, could result in the acceleration of our other unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.
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

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt — (continued)
     At December 31, 2006, we had no borrowings under our line of credit. Our interest rate on our line of credit has decreased from LIBOR plus 2.25% to LIBOR plus 1.75% during 2006 based on our leverage ratio as defined in our line of credit agreement.
     Future scheduled principal payments on debt obligations at December 31, 2006, are as follows (in thousands):

Year
2007	$71,336
2008	279,233	(a)
2009	142,240
2010	274,535
2011	518,030
2012 and thereafter	84,868

	1,370,242
Discount accretion over term	(1,089)

	$1,369,153

(a)	Includes $250 million of mortgage debt that has three, one-year extension options.
8. Derivatives
     On the date we enter into a derivative contract, we designate the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). For a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At December 31, 2006, we did not have any outstanding hedges.
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

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Derivatives — (continued)
     During 2006, we terminated three interest rate swaps with aggregate notional amount of $100 million, maturing in December 2007. These interest rate swaps were designated as cash flow hedges, and were marked to market through other comprehensive income. The unrealized net gain on these interest rate swap agreements was approximately $1.7 million when terminated. Upon termination this gain was realized and reclassified from accumulated other comprehensive income to earnings. The interest rate received on these interest rate swaps was 4.25% plus LIBOR and the interest rate paid was 7.80%. These swaps were 100% effective through this termination date.
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
     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. Our interest rate swaps reduced interest expense by $1.2 million and $4.1 million during the years ended December 31, 2006 and 2004, respectively, and increased interest expense by $0.3 million during the year ended December 31, 2005.
     To fulfill requirements under certain loans, we purchased interest rate caps with aggregate notional amounts of $337.3 million and $225.7 million as of December 31, 2006 and December 31, 2005, respectively. We also sold interest rate caps on a portion of these notional amounts with identical terms that had aggregate notional amounts of $225.7 million at December 31, 2005. The purchased interest rate cap agreements as of December 31, 2006 and the purchased and sold interest rate cap agreements at December 31, 2005 were not designated as hedges. The fair value of both the purchased and sold interest rate caps were insignificant at both December 31, 2006 and 2005 and resulted in no significant net earnings impact.
9. Fair Value of Financial Instruments
     SFAS 107 requires disclosures about the fair value of all financial instruments, whether or not recognized for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2006. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Fair Value of Financial Instruments – (continued)
     Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) debt is based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) our interest rate swaps and the hedged debt are recorded at estimates of fair value, which are based on the amount that we estimate we would currently receive upon termination of these instruments at current market rates and with reasonable assumptions about relevant future market conditions. The estimated fair value of our debt was $1.4 billion at December 31, 2006.
10. Income Taxes
     We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our stockholders. We currently intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income taxes on net income we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries, or TRSs, is subject to federal, state and local taxes.
     We generally lease our hotels to wholly-owned TRSs that are subject to federal and state income taxes. In 2005 and 2004, we also contributed certain hotels to our wholly-owned TRSs. We account for income taxes in accordance with the provisions of SFAS 109, “Accounting for Income Taxes.” Under SFAS 109, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Reconciliation between TRS’s GAAP net loss and taxable loss:
     The following table reconciles the TRS GAAP net loss to taxable loss for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004
GAAP net income (loss)	$51,045	$(251,615)	$(100,127)
GAAP net loss (income) from REIT operations	(54,894)	(37,237)	35,168

GAAP net loss of taxable subsidiaries	(3,849)	(288,852)	(64,959)
Impairment loss not deductible for tax	7,206	231,605	8,509
Tax gain (loss) in excess of book gains on sale of hotels	116,308	(39,842)	(51,576)
Depreciation and amortization(a)	(3,379)	(1,910)	(4,948)
Employee benefits not deductible for tax	(1,537)	1,708	1,040
Other book/tax differences	(1,653)	4,779	(3,216)

Tax gain (loss) of taxable subsidiaries	$113,096	$(92,512)	$(115,150)

(a)	The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Income Taxes — (continued)
Summary of TRS’s net deferred tax asset:
     At December 31, 2006 and 2005, our TRS had a deferred tax asset, prior to any valuation allowance, primarily comprised of the following (in thousands):

	2006	2005
Accumulated net operating losses of our TRS	$119,850	$162,827
Tax property basis in excess of book	1,128	—
Accrued employee benefits not deductible for tax	9,111	9,695
Bad debt allowance not deductible for tax	367	837

Gross deferred tax assets	130,456	173,359
Valuation allowance	(130,456)	(133,138)

Deferred tax asset after valuation allowance	—	40,221

Gross deferred tax liability – book property basis in excess of tax	—	(40,221)

Net deferred tax asset	$—	$—

     We have provided a valuation allowance against our deferred tax asset at December 31, 2006 and 2005, that results in no net deferred tax asset at December 31, 2006 and 2005 due to the uncertainty of realization (because of historical operating losses). Accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations. At December 31, 2006, the TRS had net operating loss carryforwards for federal income tax purposes of $315.4 million, which are available to offset future taxable income, if any, through 2025.
Reconciliation between REIT GAAP net loss and taxable income loss:
     The following table reconciles REIT GAAP net income (loss) to taxable income (loss) for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
GAAP net income (loss) from REIT operations	$54,894	$37,237	$(35,168)
Book/tax differences, net:
Depreciation and amortization(a)	(2,995)	4,797	2,386
Minority interests	(19,869)	(24,204)	(2,724)
Tax loss in excess of book gains on sale of hotels	9,268	(21,547)	(10,893)
Impairment loss not deductible for tax	(445)	35,146	29,779
Other	(1,444)	4,045	1,314

Taxable income (loss) subject to distribution requirement(b)	$39,409	$35,474	$(15,306)

(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.

(b)	The dividend distribution requirement is 90%.
     If we sell any asset acquired from Bristol Hotel Company, or Bristol, within 10 years after our merger with Bristol in 1998, and we recognize a taxable gain on the sale, we will be taxed at the highest corporate rate on an amount equal to the lesser of the amount of gain that we recognize at the time of the sale, or the amount of gain that we would have recognized if we had sold the asset at the time of the Bristol merger for its then fair market value. Many of the hotels sold in our disposition program were originally acquired at the time of the Bristol merger. In 2006, we recorded $0.9 million of built in gain tax with respect to the sale of one hotel, but have been able to avoid any other substantial built in gain tax on these sales by offsetting built in losses or other tax planning strategies. We believe that we will be able to avoid any additional substantial built in gain tax on future sales through offsetting built in losses, like kind exchanges and other tax planning strategies.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Income Taxes — (continued)
Characterization of distributions:
     For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2006, 2005 and 2004, distributions paid per share were characterized as follows:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Common Stock
Ordinary income	$0.188	23.45	$0.028	18.76	$—	—
Return of capital	0.612	76.55	0.122	81.24	—	—

	$0.800	100.00	$0.150	100.00	$—	—

Preferred Stock – Series A
Ordinary income	$1.95	100.00	$1.95	100.00	$0.0425	2.18
Return of capital	—	—	—	—	1.9075	97.82

	$1.95	100.00	$1.95	100.00	$1.9500	100.00

Preferred Stock – Series B
Ordinary income	$—	—	$1.125	100.00	$0.0491	2.18
Return of capital	—	—	—	—	2.2009	97.82

	$—	—	$1.125	100.00	$2.2500	100.00

Preferred Stock – Series C
Ordinary income	$2.00	100.00	$1.633	100.00	$—	—
Return of capital	—	—	—	—	—	—

	$2.00	100.00	$1.633	100.00	$—	—

11. Capital Stock
     At December 31, 2006, we had $600 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under a shelf registration statement previously declared effective.
Preferred Stock
     Our board of directors is authorized to provide for the issuance of up to 20 million shares of preferred stock in one or more series, to establish the number of shares in each series, to fix the designation, powers, preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.
     In 1996, we issued 6.1 million shares of our Series A preferred stock at $25 per share. In April 2004, we completed the sale of 4.6 million additional shares of our Series A preferred stock. The shares were sold at a price of $23.79 per share, which included accrued dividends of $0.51 per share through April 5, 2004, resulting in net proceeds of $104 million. In August 2004, we completed the sale of an additional 2.3 million shares of our Series A preferred stock. The shares were sold at a price of $23.22 per share, which included accrued dividends of $0.28 per share through August 22, 2004, resulting in net proceeds of $52 million.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Capital Stock — (continued)
     Our Series A preferred stock bears an annual cumulative dividend payable in arrears equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A preferred stock is then convertible. Each share of the Series A preferred stock is convertible at the stockholder’s option to 0.7752 shares of common stock, subject to certain adjustments. During 2000, holders of 69,400 shares of Series A preferred stock converted their shares to 53,798 common shares, which were issued from treasury shares.
     In 1998, we issued 5.75 million depositary shares, representing 57,500 shares of our 9% Series B preferred stock at $25 per depositary share. In 2002, we issued 1,025,800 additional depositary shares, representing 10,258 shares of our Series B preferred stock at $24.37 per depositary share to yield 9.4%. In 2005, we redeemed all of the outstanding Series B preferred stock. The redemption of the Series B preferred shares resulted in a reduction in income available to common shareholders of $6.5 million representing the original issuance cost of the Series B preferred shares redeemed.
     On April 8, 2005, we completed the issuance of 5.4 million depositary shares of our 8% Series C Cumulative Redeemable preferred stock, or Series C preferred stock, and an additional 1.4 million depositary shares on August 30, 2005, each representing 1/100 of a share of our Series C preferred stock with gross proceeds of $135 million and $34.4 million, respectively. The gross proceeds were used to redeem all of our 9% Series B preferred stock. We may call the Series C preferred stock and the corresponding depositary shares at $25 per depositary share. These shares have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any of our other securities. The Series C preferred stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and is entitled to annual cumulative dividends at the rate of 8% of the liquidation preference (equivalent to $2.00 annually per depositary share).
     Accrued dividends payable on our common stock, Series A and Series C preferred stock aggregating $24.1 million at December 31, 2006, were paid in January 2007.
FelCor LP Units
     We are the sole general partner of FelCor LP and are obligated to contribute the net proceeds from any issuance of our equity securities to FelCor LP in exchange for units of partnership interest, or Units, corresponding in number and terms to the equity securities issued by us. Units of limited partner interest may also be issued by FelCor LP to third parties in exchange for cash or property, and Units so issued to third parties are redeemable at the option of the holders thereof for a like number of shares of our common stock or, at our option, for the cash equivalent thereof. During 2006, 2005 and 2004, 1,407,524 Units, 25,595 Units and 245,398 Units, respectively, were exchanged for a like number of common shares issued from treasury stock.
12. Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs
     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Room revenue	$809,466	$742,882	$677,169
Food and beverage revenue	129,200	121,836	116,829
Other operating departments	52,293	48,431	46,418

Total hotel operating revenues	$990,959	$913,149	$840,416

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs — (continued)
     Approximately 99.7% to 100.0% of our revenue in 2006, 2005 and 2004 was comprised of hotel operating revenues, which includes room revenue, food and beverage revenue, and revenue from other operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remainder of our revenue was from retail space rental revenue and other sources. During 2004, we recorded $1 million of other revenue that we received in development fees from the successful completion of a condominium project.
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
     Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Room	$199,283	$187,872	$178,146
Food and beverage	97,012	93,136	90,715
Other operating departments	23,436	22,446	21,758

Total hotel departmental expenses	$319,731	$303,454	$290,619

     Other property operating costs from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Hotel general and administrative expense	$87,451	$82,607	$76,898
Marketing	81,113	76,151	71,099
Repair and maintenance	52,710	50,011	46,063
Utilities	49,027	46,857	41,144

Total other property operating costs	$270,301	$255,626	$235,204

     Included in hotel departmental expenses and other property operating costs were hotel compensation and benefit expenses of $281.7 million, $273.5 million and $259.6 million for the year ended December 31, 2006, 2005 and 2004, respectively.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Taxes, Insurance and Lease Expense
     Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Operating lease expense (a)	$69,221	$62,176	$56,716
Real estate and other taxes	32,790	32,175	26,998
Property, general liability insurance and other	10,041	10,501	8,542

Total taxes, insurance and lease expense	$112,052	$104,852	$92,256

(a)	Includes hotel lease expense of $61.1 million, $54.7 million and $49.4 million, respectively, associated with 13 hotels in 2006 and 2005 and 14 hotels in 2004 owned by unconsolidated entities and leased to our consolidated lessees. Included in lease expense is $36.1 million, $28.4 million and $21.9 million in percentage rent for the year ended December 31, 2006, 2005 and 2004, respectively.
14. Land Leases and Hotel Rent
     We lease land occupied by certain hotels from third parties under various operating leases that expire through 2073. Certain land leases contain contingent rent features based on gross revenue at the respective hotels. In addition, we recognize rent expense for 14 hotels that are owned by unconsolidated entities and are leased to our consolidated lessees. These leases expire through 2015 and require the payment of base rents and contingent rent based on revenues at the respective hotels. Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2006, were as follows (in thousands):

Year
2007	$22,449
2008	14,386
2009	14,361
2010	13,522
2011	11,574
2012 and thereafter	94,115

$170,407

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

	2006	2005	2004
Numerator:
Income (loss) from continuing operations	$8,565	$(16,916)	$(78,376)
Less: Preferred dividends	(38,713)	(39,408)	(35,130)
Issuance costs of redeemed preferred stock	—	(6,522)	—

Loss from continuing operations and applicable to common stockholders	(30,148)	(62,846)	(113,506)
Discontinued operations	42,480	(234,699)	(21,751)

Net income (loss) applicable to common stockholders	$12,332	$(297,545)	$(135,257)

Denominator:
Denominator for basic and diluted earnings (loss) per share	60,734	59,436	59,045

Earnings (loss) per share data:
Basic:
Income (loss) from continuing operations	$(0.50)	$(1.06)	$(1.92)

Discontinued operations	$0.70	$(3.95)	$(0.37)

Net income (loss)	$0.20	$(5.01)	$(2.29)

Diluted:
Income (loss) from continuing operations	$(0.50)	$(1.06)	$(1.92)

Discontinued operations	$0.70	$(3.95)	$(0.37)

Net income (loss)	$0.20	$(5.01)	$(2.29)

     Securities that could potentially dilute basic earnings per share in the future that were not included in computation of diluted earnings per share, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	2006	2005	2004
Restricted shares granted but not vested	327	648	395
Series A convertible preferred shares	9,985	9,985	9,985
     Series A preferred dividends that would be excluded from net income (loss) applicable to common stockholders, if the Series A preferred shares were dilutive, were $25.1 million for both 2006 and 2005, and $19.9 million in 2004.
16. Commitments, Contingencies and Related Party Transactions
     We shared the executive offices and certain employees with FelCor, Inc. (controlled by Thomas J. Corcoran, Jr., Chairman of the Board of Directors), and it paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. Any such allocation of shared expenses must be approved by a majority of our independent directors. FelCor, Inc. had a 10% ownership interest in one hotel and limited other investments. FelCor, Inc. paid approximately $50,000 for shared office costs in 2006, 2005 and 2004.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Commitments, Contingencies and Related Party Transactions — (continued)
     In an effort to keep our cost of insurance within reasonable limits, we have only purchased terrorism insurance for those hotels that are secured by mortgage debt, as required by our lenders. Our terrorism insurance has per occurrence and aggregate limits of $50 million. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 67 of our hotels; the remainder of our hotels participate in general liability programs of our managers, with no deductible. Because of our general liability deductible for the 67 hotels, we maintain reserves to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred as of the end of each accounting period. At December 31, 2006 and 2005, our reserve for this self-insured portion of general liability claims was $4.3 million and $5.6 million, respectively. Our property program has a $100,000 all risk deductible, a deductible of 5% of insured value for named windstorm and California quake. Should uninsured or not fully insured losses be substantial, they could have a material adverse impact on our operating results and cash flows.
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
     With the exception of 35 hotels whose rights to use a brand name are contained in the management agreement governing their operations, each of our hotels operates under a franchise or license agreement. Typically, our franchise or license agreements provide for a royalty fee of 4% of room revenues to be paid to the franchisor.
     In the event we breach one of our Embassy Suites Hotels franchise license agreements, in addition to losing the right to use the Embassy Suites Hotels name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.
     As a part of the amendment to the IHG management agreements, we have agreed to spend, by June 30, 2007, approximately $50.6 million with regard to special capital plans on 11 hotels. We have agreed to spend an additional $17.2 million on capital plans by June 30, 2008, on four hotels, and $5.5 million on capital plans for two hotels that are then to be substantially redeveloped by December 31, 2010.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Supplemental Cash Flow Disclosure
     Accrued dividends payable on our common stock, Series A and Series C preferred stock aggregating $24.1 million and $8.6 million at December 31, 2006 and 2005 were paid in January of the following year.
     We allocated $26.9 million and $0.1 million of minority interest to additional paid in capital due to the exchange of 1,407,524 units and 25,595 units for common stock in 2006 and 2005, respectively.
     Depreciation expense is comprised of the following (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Depreciation from continuing operations	$94,579	$84,448	$78,116
Depreciation from discontinued operations	15,695	38,087	44,537

Total depreciation expense	$110,274	$122,535	$122,653

     In 2006, we sold 31 hotels for gross proceeds of $514 million. These proceeds were used to pay down debt of approximately $356 million ($150 million of which related to sales proceeds paid directly from purchaser to our lender at closing) and invested in capital improvements at many of our core hotels.
     In 2006, we borrowed $215 million of debt that was paid directly to a lender, repaying $215 million of debt.
     For the year ended December 31, 2006, repayment of borrowings consisted of early retirement of debt of $687.2 million and normal recurring principal payments of $15.9 million.
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
     We are authorized to issue 4,700,000 shares of common stock under the FelCor Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All options have 10-year contractual terms and vest either over five equal annual installments (20% per year), beginning in the year following the date of grant or 100% at the end of a four-year vesting term. Stock grants vest either over five equal annual installments or over a four year schedule including time based vesting and performance based vesting. Under the FelCor Plans, there were 797,114 shares remaining available for grant at December 31, 2006.
     There were options covering 53,704 shares outstanding under the Bristol Plans at December 31, 2006. These options are fully vested.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Stock Based Compensation Plans – (continued)
Stock Options
     A summary of the status of our non-qualified stock options under the Plans as of December 31, 2006, 2005 and 2004, and the changes during these years are presented in the following tables:

	2006		2005		2004
		Weighted		Weighted		Weighted
	No. Shares of	Average	No. Shares of	Average	No. Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of the year	1,465,257	$23.41	1,478,760	$24.72	1,911,544	$22.72
Forfeited	(726,891)	$25.56	(13,503)	$22.30	(432,784)	$15.91
Exercised	(140,000)	$15.63	—		—

Outstanding at end of year	598,366	$22.62	1,465,257	$23.41	1,478,760	$24.72

Exercisable at end of year	598,366	$22.62	1,455,257	$23.46	1,333,760	$24.24

	Options Exercisable and Outstanding_
	Number	Wgtd. Avg.
Range of	Outstanding	Remaining	Wgtd Avg.
Exercise Prices	at 12/31/06	Life	Exercise Price
$15.62 to $22.56	534,912	1.01	$21.58
$24.18 to $36.12	63,454	0.88	$31.41

$15.62 to $36.12	598,366	0.99	$22.62

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
Restricted Stock
     A summary of the status of our restricted stock grants as of December 31, 2006, 2005, and 2004, and the changes during these years are presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Market		Fair Market		Fair Market
		Value		Value		Value
	No. Shares	at Grant	No. Shares	at Grant	No. Shares	at Grant
Outstanding at beginning of the year	1,549,206	$13.35	1,187,606	$17.54	731,431	$22.03
Granted(a):
With immediate vesting(b)	28,500	$19.78	22,300	$13.73	26,500	$10.00
With 4-year pro rata vesting	293,800	$18.71	319,300	$12.52	295,040	$10.00
Vesting within 12 months of grant	—	—	—	—	50,000	$12.47
With 5-year pro rata vesting	60,000	$21.64	20,000	$13.85	110,000	$12.25
Forfeited	(51,377)	$13.23	—	—	(25,365)	$18.19

Outstanding at end of year	1,880,129	$14.56	1,549,206	$13.35	1,187,606	$17.54

Vested at end of year	1,108,866	$17.30	795,738	$18.49	558,151	$20.52

(a)	All shares granted are issued out of treasury except for 19,200, 5,200 and 6,300 of the restricted shares issued to directors during the years ended December 31, 2006, 2005 and 2004, respectively.

(b)	Shares awarded to directors.
     The unearned compensation cost of granted but unvested restricted stock as of December 31, 2006 was $8.4 million. The weighted average period over which this cost is to be amortized is approximately three years.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Employee Benefits
     We offer a 401(k) plan and health insurance benefits to our employees. Our matching contribution to our 401(k) plan aggregated $0.9 million for 2006, $0.7 million for 2005, and $0.6 million for 2004. The cost of health insurance benefits were $1.2 million during 2006, $0.7 million during 2005 and $0.6 million during 2004.
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
     The following table sets forth revenues for continuing operations, and investment in hotel assets represented by, the following geographical areas as of and for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Revenue			Investment in Hotel Assets
	2006	2005	2004	2006	2005	2004
California	$195,056	$178,688	$161,594	$413,899	$517,250	$546,762
Texas	110,384	98,870	91,046	207,921	363,221	517,933
Florida	150,339	136,882	123,816	344,812	370,863	373,468
Georgia	58,745	54,993	50,138	122,227	208,665	272,010
Other states	447,081	418,445	391,238	905,352	1,072,222	1,197,952
Canada	29,433	26,777	24,780	50,074	52,158	47,641

Total	$991,038	$914,655	$842,612	$2,044,285	$2,584,379	$2,955,766

21. Recently Issued Statements of Financial Accounting Standards
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. We do not expect the cumulative effect of applying the provisions of FIN 48, if any, to be material.
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

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Quarterly Operating Results (unaudited)
     Our unaudited consolidated quarterly operating data for the years ended December 31, 2006 and 2005, follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in stockholders’ equity and cash flows for a period of several years.

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Total revenues	$251,407	$259,265	$247,464	$232,902
Net income (loss) from continuing operations	$6,859	$12,478	$4,272	$(15,044)
Discontinued operations	$2,993	$(2,333)	$15,790	$26,030
Net income	$9,852	$10,145	$20,062	$10,986
Net income (loss) applicable to common stockholders	$174	$467	$10,396	$1,295
Comprehensive income	$9,560	$12,305	$19,266	$6,151
Basic and diluted per common share data:
Net income (loss) from continuing operations	$(0.05)	$0.05	$(0.10)	$(0.40)
Discontinued operations	$0.05	$(0.04)	$0.27	$0.42

Net income	$—	$0.01	$0.17	$.02

Basic weighted average common shares outstanding	59,660	60,355	61,148	61,268

Diluted weighted average common shares outstanding	59,660	60,626	61,148	61,268

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Total revenues	$216,900	$240,777	$234,323	$222,655
Net income (loss) from continuing operations	$(4,284)	$6,208	$(797)	$(18,043)
Discontinued operations	$(3,730)	$4,143	$12,055	$(247,167)
Net income (loss)(a)	$(8,014)	$10,351	$11,258	$(265,210)
Net loss applicable to common stockholders	$(18,105)	$(4,656)	$105	$(274,889)
Comprehensive income (loss)	$(6,631)	$8,722	$15,169	$(265,053)
Basic and diluted per common share data:
Net loss from continuing operations	$(0.24)	$(0.15)	$(0.20)	$(0.47)
Discontinued operations	$(0.06)	$0.07	$0.20	$(4.15)

Net loss	$(0.30)	$(0.08)	$—	$(4.62)

Basic weighted average common shares outstanding	59,416	59,404	59,442	59,453

Diluted weighted average common shares outstanding	59,416	59,404	59,442	59,453

(a)	The fourth quarter net loss in 2005 includes an impairment charge of $263 million.
     In accordance with SFAS 144, amounts previously reported in continuing operations have been reclassified to discontinued operations upon sale of hotels or the designation of hotels as “held for sale” in subsequent periods.

FELCOR LODGING TRUST INCORPORATED
Schedule III — Real Estate and Accumulated Depreciation
as of December 31, 2006
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period			Accumulated			Life Upon
			Buildings		Buildings		Buildings		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Birmingham, AL (1)	$15,657	$2,843	$29,286	$0	$1,210	$2,843	$30,496	$33,339	$8,176	1987	1/3/1996	15 - 40 Yrs
Phoenix — Biltmore, AZ (1)	19,517	0	38,998	4,694	1,973	4,694	40,971	45,665	10,964	1985	1/3/1996	15 - 40 Yrs
Phoenix Crescent Hotel, AZ (3)	22,825	3,608	29,583	0	1,490	3,608	31,073	34,681	7,274	1986	6/30/1997	15 - 40 Yrs
Phoenix Tempe, AZ (1)	22,944	3,951	34,371	0	1,048	3,951	35,419	39,370	7,657	1986	5/4/1998	15 - 40 Yrs
Dana Point – Doheny Beach, CA (4)	0	1,787	15,545	0	2,019	1,787	17,564	19,351	4,150	1992	2/21/1997	15 - 40 Yrs
Los Angeles — Anaheim (Located near Disneyland Park), CA (1)	23,595	2,548	14,832	0	1,308	2,548	16,140	18,688	4,297	1987	1/3/1996	15 - 40 Yrs
Los Angeles International Airport — South, CA (1)	0	2,660	17,997	0	1,307	2,660	19,304	21,964	5,702	1985	3/27/1996	15 - 40 Yrs
Milpitas – Silicon Valley, CA (1)	26,965	4,021	23,677	0	2,063	4,021	25,740	29,761	6,847	1987	1/3/1996	15 - 40 Yrs
Napa Valley, CA (1)	14,166	3,287	14,205	0	1,726	3,287	15,931	19,218	4,103	1985	5/8/1996	15 - 40 Yrs
Oxnard — Mandalay Beach Resort & Conference Center, CA (1)	0	2,930	22,125	1	3,921	2,931	26,046	28,977	6,500	1986	5/8/1996	15 - 40 Yrs
San Diego — On the Bay, CA (2)	0	0	68,229	0	4,688	0	72,917	72,917	17,060	1965	7/28/1998	15 - 40 Yrs
San Francisco – Airport – Burlingame, CA (1)	0	0	39,929	0	967	0	40,896	40,896	11,111	1986	11/6/1995	15 - 40 Yrs
San Francisco – Airport — South San Francisco, CA (1)	23,943	3,418	31,737	0	2,156	3,418	33,893	37,311	8,995	1988	1/3/1996	15 - 40 Yrs
San Francisco — Fisherman’s Wharf, CA (2)	0	0	61,883	0	1,847	0	63,730	63,730	20,292	1970	7/28/1998	15 - 40 Yrs
San Francisco — Union Square, CA (5)	0	8,466	73,684	(434)	4,282	8,032	77,966	85,998	16,344	1970	7/28/1998	15 - 40 Yrs
Santa Barbara, CA (2)	0	1,683	14,647	4	791	1,687	15,438	17,125	3,157	1969	7/28/1998	15 - 40 Yrs
Santa Monica, CA (2)	0	10,200	16,580	0	376	10,200	16,956	27,156	1,199	1967	3/11/2004	15 - 40 Yrs
Toronto — Airport, Canada (7)	0	0	21,041	0	11,140	0	32,181	32,181	7,496	1970	7/28/1998	15 - 40 Yrs
Toronto — Yorkdale, Canada (2)	0	1,566	13,633	477	9,933	2,043	23,566	25,609	6,004	1970	7/28/1998	15 - 40 Yrs
Wilmington, DE (6)	10,047	1,379	12,487	0	10,061	1,379	22,548	23,927	4,825	1972	3/20/1998	15 - 40 Yrs
Boca Raton, FL (1)	5,024	1,868	16,253	0	896	1,868	17,149	19,017	4,538	1989	2/28/1996	15 - 40 Yrs
Cocoa Beach — Oceanfront, FL (2)	0	2,285	19,892	7	13,216	2,292	33,108	35,400	8,259	1960	7/28/1998	15 - 40 Yrs
Deerfield Beach, FL (1)	28,420	4,523	29,443	68	1,479	4,591	30,922	35,513	8,359	1987	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – 17th Street, FL (1)	20,752	5,329	47,850	(163)	1,919	5,166	49,769	54,935	13,645	1986	1/3/1996	15 - 40 Yrs
Ft. Lauderdale (Cypress Creek), FL (8)	10,990	3,009	26,177	0	968	3,009	27,145	30,154	5,985	1986	5/4/1998	15 - 40 Yrs
Jacksonville — Baymeadows, FL (1)	23,590	1,130	9,608	0	6,528	1,130	16,136	17,266	4,390	1986	7/28/1994	15 - 40 Yrs
Miami International Airport, FL (1)	16,775	4,135	24,950	0	1,620	4,135	26,570	30,705	7,099	1983	7/28/1998	15 - 40 Yrs
Orlando — International Airport, FL (7)	8,949	2,549	22,188	6	2,081	2,555	24,269	26,824	5,337	1984	7/28/1998	15 - 40 Yrs
Orlando — International Drive — Resort, FL (2)	0	5,108	44,460	13	9,629	5,121	54,089	59,210	12,147	1972	7/28/1998	15 - 40 Yrs
Orlando International Drive/Convention Center, FL (1)	23,319	1,632	13,870	0	1,864	1,632	15,734	17,366	4,743	1985	7/28/1994	15 - 40 Yrs
Orlando (North), FL (1)	0	1,673	14,218	6	7,202	1,679	21,420	23,099	6,185	1985	7/28/1994	15 - 40 Yrs
Orlando- Walt Disney World Resort, FL (4)	0	0	28,092	0	665	0	28,757	28,757	6,313	1987	7/28/1997	15 - 40 Yrs
Tampa – On Tampa Bay, FL (4)	12,950	2,142	18,639	1	2,132	2,143	20,771	22,914	4,917	1986	7/28/1997	15 - 40 Yrs
Atlanta — Airport, GA (1)	12,331	0	22,342	2,568	1,854	2,568	24,196	26,764	5,047	1989	5/4/1998	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED
Schedule III — Real Estate and Accumulated Depreciation
as of December 31, 2006
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period			Accumulated			Life Upon
			Buildings		Buildings		Buildings		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Atlanta — Buckhead, GA (1)	34,864	7,303	38,996	(300)	1,907	7,003	40,903	47,906	10,236	1988	10/17/1996	15 — 40 Yrs
Atlanta — Galleria, GA (8)	15,217	5,052	28,507	0	1,505	5,052	30,012	35,064	7,045	1990	6/30/1997	15 — 40 Yrs
Atlanta – Gateway-Atlanta Airport, GA (3)	0	5,113	22,857	1	266	5,114	23,123	28,237	5,491	1986	6/30/1997	15 — 40 Yrs
Chicago – Northshore/Deerfield (Northbrook), IL (1)	15,108	2,305	20,054	0	967	2,305	21,021	23,326	5,418	1987	6/20/1996	15 — 40 Yrs
Chicago O’Hare Airport, IL (3)	21,134	8,178	37,043	0	2,297	8,178	39,340	47,518	9,137	1994	6/30/1997	15 — 40 Yrs
Indianapolis North, IN (1)	12,861	0	0	5,125	14,124	5,125	14,124	19,249	6,990	1986	8/1/1996	15 — 40 Yrs
Lexington – Lexington Green, KY (9)	17,721	1,955	13,604	0	431	1,955	14,035	15,990	3,756	1987	1/10/1996	15 — 40 Yrs
Baton Rouge, LA (1)	10,065	2,350	19,092	0	1,202	2,350	20,294	22,644	5,449	1985	1/3/1996	15 — 40 Yrs
New Orleans, LA (1)	29,760	3,647	31,993	0	7,283	3,647	39,276	42,923	12,295	1984	12/1/1994	15 — 40 Yrs
New Orleans — French Quarter, LA (2)	0	0	50,732	14	8,526	14	59,258	59,272	12,173	1969	7/28/1998	15 — 40 Yrs
Boston — Government Center, MA (7)	0	0	45,192	0	6,166	0	51,358	51,358	12,929	1968	7/28/1998	15 — 40 Yrs
Boston — Marlborough, MA (1)	18,685	948	8,143	761	13,440	1,709	21,583	23,292	5,414	1988	6/30/1995	15 — 40 Yrs
Baltimore — BWI Airport, MD (1)	22,031	2,568	22,433	0	1,842	2,568	24,275	26,843	5,933	1987	3/20/1997	15 — 40 Yrs
Minneapolis — Airport, MN (1)	19,882	5,417	36,508	24	1,652	5,441	38,160	43,601	10,122	1986	11/6/1995	15 — 40 Yrs
Minneapolis — Bloomington, MN (1)	18,350	2,038	17,731	0	982	2,038	18,713	20,751	4,545	1980	2/1/1997	15 — 40 Yrs
St Paul- Downtown, MN (1)	4,452	1,156	17,315	0	934	1,156	18,249	19,405	4,802	1983	11/15/1995	15 — 40 Yrs
Charlotte SouthPark, NC (4)	0	1,458	12,681	0	2,264	1,458	14,945	16,403	1,806	N/A	7/12/2002	15 — 40 Yrs
Raleigh, NC (4)	17,290	2,124	18,476	0	1,410	2,124	19,886	22,010	4,612	1987	7/28/1997	15 — 40 Yrs
Piscataway-Somerset, NJ (1)	18,893	1,755	17,563	0	1,590	1,755	19,153	20,908	5,061	1988	1/10/1996	15 — 40 Yrs
Philadelphia –Historic District, PA (2)	0	3,164	27,535	7	6,978	3,171	34,513	37,684	8,120	1972	7/28/1998	15 — 40 Yrs
Philadelphia Society Hill, PA (3)	28,742	4,542	45,121	0	2,568	4,542	47,689	52,231	11,008	1986	10/1/1997	15 — 40 Yrs
Pittsburgh at University Center (Oakland), PA (7)	15,500	0	25,031	0	2,504	0	27,535	27,535	5,934	1988	11/1/1998	15 — 40 Yrs
Charleston -Mills House (Historic Downtown), SC (2)	25,538	3,251	28,295	7	2,145	3,258	30,440	33,698	5,992	1982	7/28/1998	15 — 40 Yrs
Myrtle Beach – At Kingston Plantation, SC (1)	0	2,940	24,988	0	2,479	2,940	27,467	30,407	6,719	1987	12/5/1996	15 — 40 Yrs
Myrtle Beach Resort (12)	0	9,000	17,689	5	6,223	9,005	23,912	32,917	5,846	1974	7/23/2002	15 — 40 Yrs
Nashville- Airport/Opryland Area, TN (1)	0	1,118	9,506	0	774	1,118	10,280	11,398	3,747	1985	7/28/1994	15 — 40 Yrs
Nashville — Opryland/Airport (Briley Parkway), TN (7)	0	0	27,734	0	2,945	0	30,679	30,679	7,591	1981	7/28/1998	15 — 40 Yrs
Austin, TX (4)	8,783	2,508	21,908	0	2,486	2,508	24,394	26,902	5,877	1987	3/20/1997	15 — 40 Yrs
Corpus Christi, TX (1)	4,866	1,113	9,618	51	3,336	1,164	12,954	14,118	3,266	1984	7/19/1995	15 — 40 Yrs
Dallas — DFW International Airport South, TX (1)	19,302	0	35,156	4,041	843	4,041	35,999	40,040	7,721	1985	7/28/1998	15 — 40 Yrs
Dallas — Love Field, TX (1)	16,500	1,934	16,674	0	1,647	1,934	18,321	20,255	5,029	1986	3/29/1995	15 — 40 Yrs
Dallas — Market Center, TX (1)	0	2,560	23,751	0	744	2,560	24,495	27,055	5,801	1980	6/30/1997	15 — 40 Yrs
Dallas — Park Central, TX (11)	0	4,513	43,125	762	5,282	5,275	48,407	53,682	9,821	1983	6/30/1997	15 — 40 Yrs

FELCOR LODGING TRUST INCORPORATED
Schedule III — Real Estate and Accumulated Depreciation (continued)
as of December 31, 2006
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period			Accumulated			Life Upon
			Buildings		Buildings	Depreciation	Buildings		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Houston — Medical Center, TX (10)	0	0	22,027	5	2,491	5	24,518	24,523	4,980	1984	7/28/1998	15 - 40 Yrs
San Antonio — International Airport, TX (7)	23,800	3,351	29,168	(185)	2,740	3,166	31,908	35,074	6,950	1981	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (3)	17,753	3,136	27,283	(2)	1,251	3,134	28,534	31,668	6,412	1967	12/4/1997	15 - 40 Yrs

	$779,856	$186,227	$1,825,980	$17,564	$232,583	$203,791	$2,058,563	$2,262,354	$503,145

(1)	Embassy Suites

(2)	Holiday Inn

(3)	Sheraton

(4)	Doubletree Guest Suites

(5)	Crowne Plaza

(6)	Doubletree

(7)	Holiday Inn Select

(8)	Sheraton Suites

(9)	Hilton Suites

(10)	Holiday Inn Hotel & Suites

(11)	Westin

(12)	Hilton

	Year Ended December 31,
	2006	2005
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$3,331,708	$3,513,950
Additions during period:
Acquisitions	—	18,949
Improvements	18,434	21,735
Deductions during period:
Sale of properties	(812,222)	(140,071)
Hotels held for sale	(275,566)	—
Foreclosures	—	(82,855)

Balance at end of period before impairment charges	2,262,354	3,331,708

Cumulative impairment charges on real estate assets owned at end of period	—	(327,169)

Balance at end of period	$2,262,354	$3,004,539

Reconciliation of Accumulated Depreciation
Balance at beginning of period	$646,484	$590,065
Additions during period:
Depreciation for the period	51,318	79,231
Deductions during period:
Sale of properties	(144,686)	(22,812)
Hotels held for sale	(49,971)	—

Balance at end of period	$503,145	$646,484

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2006, our internal control over financial reporting is effective, based on those criteria.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears on page 53 of this Annual Report on Form 10-K.
Item 9B. Other Information
     Not applicable.

PART III. — OTHER INFORMATION
Item 10. Directors and Executive Officers of the Registrant
     The information called for by this Item is contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
     The information called for by this Item is contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by this Item is contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2006, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     The information called for by this Item is contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information called for by this Item is contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following is a list of documents filed as a part of this report:
(1)	Financial Statements.
     Included herein at pages 52 through 85.
(2)	Financial Statement Schedules.
     The following financial statement schedule is included herein at pages 86 through 88.
     Schedule III — Real Estate and Accumulated Depreciation for FelCor Lodging Trust Incorporated
     All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.
(b)	Exhibits.
     The following exhibits are provided pursuant to the provisions of Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit
4.1	Articles of Amendment and Restatement dated June 22, 1995, amending and restating the Charter of FelCor Lodging Trust Incorporated (“FelCor”), as amended or supplemented by Articles of Merger dated June 23, 1995, Articles Supplementary dated April 30, 1996, Articles of Amendment dated August 8, 1996, Articles of Amendment dated June 16, 1997, Articles of Amendment dated October 30, 1997, Articles Supplementary filed May 6, 1998, Articles of Merger and Articles of Amendment dated July 27, 1998, Certificate of Correction dated March 11, 1999, Certificate of Correction to the Articles of Merger between FelCor and Bristol Hotel Company, dated August 30, 1999, Articles Supplementary, dated April 1, 2002, Certificate of Correction, dated March 29, 2004, to Articles Supplementary filed May 2, 1996, Articles Supplementary filed April 2, 2004, Articles Supplementary filed August 20, 2004, Articles Supplementary filed April 6, 2005, and Articles Supplementary filed August 29, 2005 (filed as Exhibit 4.1 to FelCor’s Registration Statement on Form S-3 (Registration No. 333-128862) and incorporated herein by reference).
4.2	Bylaws of FelCor, as amended (filed as Exhibit 4.2 to FelCor’s Registration Statement on Form S-3 (Registration File No. 333-128862) and incorporated herein by reference).

4.3	Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

4.4	Form of Share Certificate for $1.95 Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.4 to FelCor’s Form 8-K, dated May 1, 1996, and incorporated herein by reference).

4.5	Form of Share Certificate for 8% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 4.10.1 to FelCor’s Form 8-K, dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
4.6	Deposit Agreement, dated April 7, 2005, between FelCor and SunTrust Bank, as preferred share depositary (filed as Exhibit 4.11.1 to FelCor’s Current Report on Form 8-K dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

4.6.1	Supplement and Amendment to Deposit Agreement, dated August 30, 2005, between the Company and SunTrust Bank, as depositary(filed as Exhibit 4.11.2 to FelCor’s Current Report on Form 8-K dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

4.7	Form of Depositary Receipt evidencing the Depositary Shares, which represent the 8% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 4.12.1 to FelCor’s Form 8-K, dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

4.8	Indenture, dated as of June 4, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9 to FelCor’s Form 8-K dated as of June 4, 2001, and filed June 14, 2001, and incorporated herein by reference).

4.8.1	First Supplemental Indenture, dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 (Registration File No. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.8.2	Second Supplemental Indenture, dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9.2 to the 2002 Form 10-K and incorporated herein by reference).

4.8.3	Third Supplemental Indenture, dated as of January 25, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantors named therein and SunTrust Bank, as trustee (filed as Exhibit 4.9.3 to the 2005 Form 10-K and incorporated herein by reference).

4.8.4*	Fourth Supplemental Indenture, dated as of December 31, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantor named therein and U.S. Bank National Association, as successor to SunTrust Bank, as trustee.

4.9	Indenture dated October 31, 2006 by and among FelCor LP, FelCor, certain subsidiary guarantors named therein, FelCor Holdings Trust, as pledgor, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

4.9.1*	First Supplemental Indenture, dated as of December 31, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantor named therein and U.S. Bank National Association, as trustee.

10.1	Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of December 31, 2001 (filed as Exhibit 10.1 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”), and incorporated herein by reference.)

10.1.1	First Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated April 1, 2002 (filed as Exhibit 10.1.1 to FelCor’s Form 8-K dated April 1, 2002, and filed on April 4, 2002, and incorporated herein by reference).

10.1.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated August 31, 2002 (filed as Exhibit 10.1.2 to the 2002 Form 10-K and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.1.3	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated October 1, 2002 (filed as Exhibit 10.1.3 to the 2002 Form 10-K and incorporated herein by reference).

10.1.4	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of July 1, 2003 (filed as Exhibit 10.1.4 to FelCor’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.1.5	Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 2, 2004 (filed as Exhibit 10.1.5 to FelCor’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.1.6	Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 23, 2004 (filed as Exhibit 10.1.6 to FelCor’s Form 8-K dated as of, and filed on, August 26, 2004, and incorporated herein by reference).

10.1.7	Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 7, 2005, which contains Addendum No. 4 to the Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership (filed as Exhibit 10.1.8 to FelCor’s Form 8-K, dated April 6, 2006, and filed on April 11, 2005, and incorporated herein by reference).

10.1.8	Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 30, 2005 (filed as Exhibit 10.1.9 to FelCor’s Form 8-K, dated August 29, 2005, and filed September 2, 2005, and incorporated herein by reference).

10.2.1	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of InterContinental Hotels, as manager, with respect to FelCor’s InterContinental Hotels branded hotels (included as an exhibit to the Leasehold Acquisition Agreement, which was filed as Exhibit 10.28 to FelCor’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.2.2	Omnibus Agreement between FelCor and all its various subsidiaries, controlled entities and affiliates, and Six Continents Hotels, Inc. and all its various subsidiaries, controlled entities and affiliates, with respect to FelCor’s InterContinental Hotels branded hotels (filed as Exhibit 10.2.2 to the 2005 Form 10-K and incorporated herein by reference).

10.3.1	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective prior to July 28, 2004 (filed as Exhibit 10.5 to the 2001 Form 10-K and incorporated herein by reference).

10.3.2	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective July 28, 2004 (filed as Exhibit 10.3.2 to FelCor’s Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”) and incorporated herein by reference).

10.4	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Doubletree and Doubletree Guest Suites branded hotels (filed as Exhibit 10.6 to the 2001 Form 10-K and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.5	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Starwood Hotels & Resorts, Inc., as manager, with respect to FelCor’s Sheraton and Westin branded hotels (filed as Exhibit 10.7 to the 2001 Form 10-K and incorporated herein by reference).

10.6	Executive Employment Agreement, dated effective as of February 1, 2006, between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.36 to FelCor’s Form 8-K, dated February 7, 2006, and filed on February 13, 2006 and incorporated herein by reference).

10.7	Executive Employment Agreement, dated effective as of February 1, 2006, between FelCor and Richard A. Smith (filed as Exhibit 10.37 to FelCor’s Form 8-K, dated February 7, 2006, and filed on February 13, 2006 and incorporated herein by reference).

10.8*	Form of Amended and Restated Change in Control and Severance Agreement for executive officers of FelCor.

10.9	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.10	1995 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9.2 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.11*	Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2005.

10.12	1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-66041) and incorporated herein by reference).

10.13	2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to the 2002 Form 10-K and incorporated herein by reference).

10.14	Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (Registration File No. 333-50509) and incorporated herein by reference).

10.15	Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 99.2 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (Registration File No. 333-50509) and incorporated herein by reference).

10.16	Form of Nonstatutory Stock Option Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.16 to the 2004 Form 10-K and incorporated herein by reference).

10.17	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference).

10.18	FelCor Lodging Trust Incorporated 2005 Restricted Stock and Stock Option Plan (filed as Exhibit 4.4 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-126228) and incorporated herein by reference).

10.19	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor applicable to grants in 2005 and thereafter (filed as Exhibit 10.33 to FelCor’s Form 8-K dated April 26, 2005, and filed on May 2, 2005, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.20	Summary of Annual Compensation Program for Directors of FelCor (filed as Exhibit 10.18 to the 2004 Form 10-K and incorporated herein by reference).

10.21	Summary of 2006 Performance Criteria for Annual Incentive Bonus Award Program (filed as Exhibit 10.38 to FelCor’s Form 8-K, dated February 17, 2006, and filed on February 22, 2006 and incorporated herein by reference).

10.22	Employment Separation, Consulting and Release Agreement between FelCor and June C. McCutchen dated as of September 7, 2006 (filed as Exhibit 99.1 to FelCor’s Form 8-K, dated November 13, 2006, and filed on November 17, 2006 and incorporated herein by reference).

10.23	Summary of verbal arrangement for retirement benefits for Lawrence D. Robinson (filed as Exhibit 99.1 to FelCor’s Form 8-K, dated January 1, 2007, and filed on January 5, 2007 and incorporated herein by reference).
10.24.1	Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P., as Mortgagor, and The Prudential Insurance Company of America, as Mortgagee (filed as Exhibit 10.23 to the March 1999 10-Q and incorporated herein by reference).

10.24.2	Promissory Note, dated April 1, 1999, in the original principal amount of $100,000,000, made by FelCor/CSS Holdings, Ltd., payable to the order of The Prudential Insurance Company of America (filed as Exhibit 10.23.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1999 (the “June 1999 10-Q”) and incorporated herein by reference).

10.25.1	Form Deed of Trust and Security Agreement and Fixture Filing with Assignment of Leases and Rents, each dated as of April 20, 2000, from FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, as Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.22.3 (filed as Exhibit 10.24 to FelCor’s Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”) and incorporated herein by reference).

10.25.2	Form of Accommodation Cross-Collateralization Mortgage and Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America (filed as Exhibit 10.24.1 to the June 2000 10-Q and incorporated herein by reference).

10.25.3	Form of fourteen separate Promissory Notes, each dated April 20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each separately payable to the order of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, respectively, in the respective original principal amounts of $13,500,000 (Phoenix (Crescent), Arizona), $13,500,000 (Phoenix (Crescent), Arizona), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia), $12,500,000 (Chicago O’Hare Airport, Illinois), $12,500,000 (Chicago O’Hare Airport, Illinois), $3,500,000 (Lexington, Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000 (Philadelphia Society Hill, Philadelphia), $17,000,000 (Philadelphia Society Hill, Philadelphia), $10,500,000 (South Burlington, Vermont) and $10,500,000 (South Burlington, Vermont) (filed as Exhibit 10.24.2 to the June 2000 10-Q and incorporated herein by reference).

10.26.1	Form Deed of Trust and Security Agreement, each dated as of May 2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P., each as Borrower, in favor of The Chase Manhattan Bank, as

Exhibit
Number	Description of Exhibit
Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.23.2 (filed as Exhibit 10.25 to the June 2000 10-Q and incorporated herein by reference).

10.26.2	Form of eight separate Promissory Notes, each dated May 2, 2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C. and FelCor/CMB SSF Holdings, L.P., each separately payable to the order of The Chase Manhattan Bank in the respective original principal amounts of $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield, Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000 (Orlando South, Florida), $32,650,000 (New Orleans, Louisiana), $20,728,000 (Piscataway, New Jersey) and $26,268,000 (South San Francisco, California) (filed as Exhibit 10.25.1 to the June 2000 10-Q and incorporated herein by reference).

10.27.1	Form of Loan Agreement, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, between JPMorgan Chase Bank, as lender, and each of FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., and FelCor/JPM BWI Hotel, L.L.C. and FCH/DT BWI Hotel, L.L.C., as borrowers, and acknowledged and agreed by FelCor LP (filed as Exhibit 10.34 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.27.2	Form of Mortgage, Renewal Mortgage, Deed of Trust, Deed to Secure Debt, Indemnity Deed of Trust and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, from FelCor/JPM Wilmington Hotel, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., FelCor/JPM Austin Holdings, L.P., DJONT/JPM Austin Leasing, L.P., FelCor/JPM Orlando Hotel, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., FCH/DT BWI Holdings, L.P., FCH/DT BWI Hotel, L.L.C. and DJONT/JPM BWI Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary (filed as Exhibit 10.34.1 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.27.3	Form of seven separate Promissory Notes, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., and FelCor/JPM BWI Hotel, L.L.C., each separately payable to the order of JPMorgan Chase Bank in the respective original principal amounts of $11,000,000 (Wilmington, Delaware), $21,368,000 (Phoenix, Arizona), $5,500,000 (Boca Raton, Florida), $13,500,000 (Atlanta, Georgia), $9,616,000 (Austin, Texas), $9,798,000 (Orlando, Florida), and $24,120,000 (Linthicum, Maryland) (filed as Exhibit 10.34.2 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.27.4	Form of Guaranty of Recourse Obligations of Borrower, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor LP in favor of JPMorgan Chase Bank (filed as Exhibit 10.34.3 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.28.1	Construction Loan Agreement, dated April 27, 2005, among Grande Palms, L.L.C. and Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto, and Bank of America Securities, as Lead Arranger, for a maximum principal loan amount of $69.8 million (filed as Exhibit 10.34.1 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.28.2	Guaranty Agreement, dated April 27, 2005, by FelCor Lodging Limited Partnership in favor of Bank of America, N.A. on behalf of the lenders(filed as Exhibit 10.34.2 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.28.3	Form of Promissory Note, each dated April 27, 2005, made by Grande Palms, L.L.C., each separately payable to the order of Bank of America, N.A. ($25 million), Bank of Montreal ($20 million) and The Bank of Nova Scotia ($24.8 million)(filed as Exhibit 10.34.3 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.28.4	Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated April 27, 2005, made by Grande Palms, L.L.C. for the benefit of Bank of America, N.A., as Administrative Agent under the Construction Loan Agreement referenced in Exhibit 10.34.1 (filed as Exhibit 10.34.4 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.29.1	Term Credit Agreement, dated as of October 18, 2005, among FelCor TRS Borrower 1, L.P., as Initial Borrower; FelCor TRS Guarantor, L.P., FelCor LP and the other guarantors named therein as Guarantors; Citigroup North America, Inc., as Initial Lender, as Administrative Agent, and as Collateral Agent, and Citigroup Global Markets, Inc., as Sole Lead Arranger and Sole Book Running Manager, for a maximum principal loan amount of $175 million (filed as Exhibit 10.35 to FelCor’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.29.2	First Amendment to Term Credit Agreement, dated as of December 9, 2005, among FelCor TRS Borrower 1, L.P. and FelCor TRS Borrower 2, L.P., as borrowers; FelCor TRS Guarantor, L.P., FelCor LP, FelCor Lodging Company, L.L.C., FelCor Philadelphia Center, L.L.C., FelCor Marshall Motels, L.L.C. and Center City Hotel Associates, as guarantors; Citicorp North America, Inc., as the initial Lender, the administrative agent for the lenders and the collateral agent for the secured parties; and Citigroup Global Markets Inc., as sole lead arranger and sole book running manager (filed as Exhibit 10.33.1 to the 2005 Form 10-K and incorporated herein by reference).

10.29.3	Second Amendment to Term Credit Agreement, dated as of January 9, 2006, among FelCor TRS Borrower 1, L.P. and FelCor TRS Borrower 2, L.P., as borrowers and certain other borrowers named therein; FelCor TRS Guarantor, L.P., FelCor LP, FelCor Lodging Company, L.L.C., FelCor Philadelphia Center, L.L.C., FelCor Marshall Motels, L.L.C. and Center City Hotel Associates, as guarantors; Citicorp North America, Inc., as the initial Lender, the administrative agent for the lenders and the collateral agent for the secured parties; and Citigroup Global Markets Inc., as sole lead arranger and sole book running manager (filed as Exhibit 10.33.2 to the 2005 Form 10-K and incorporated herein by reference).

10.30.1	Credit Agreement, dated as of December 12, 2005, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint runners and joint lead arrangers for an initial aggregate amount of $125,000,000 (filed as Exhibit 10.34.1 to the 2005 Form 10-K and incorporated herein by reference).

10.30.1.1	First Amendment to Credit Agreement, dated as of January 12, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint runners and joint lead arrangers (filed as Exhibit 10.34.1.1 to the 2005 Form 10-K and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.30.1.2	Second Amendment to Credit Agreement, dated as of January 27, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint runners and joint lead arrangers (filed as Exhibit 10.34.1.2 to the 2005 Form 10-K and incorporated herein by reference).

10.30.1.3	Amendment No. 3 to Credit Agreement, dated as of March 31, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.34.1.3 to FelCor’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.30.1.4	Amendment No. 4 to Credit Agreement, dated October 26, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.30.2	Subsidiary Guaranty, dated as of January 27, 2006, made by FelCor/CSS Holdings, L.P., FelCor Hotel Asset Company, L.L.C., FelCor Pennsylvania Company, L.L.C., FelCor Lodging Holding Company, L.L.C., FHAC Texas Holdings, L.P., FelCor Canada Co., FelCor Omaha Hotel Company, L.L.C., FelCor TRS Holdings, L.P., Myrtle Beach Hotels, L.L.C., FelCor TRS Borrower I, L.P., FelCor TRS Guarantor, L.P., Center City Hotel Associates, FelCor Lodging Company, L.L.C., FelCor TRS Borrower 3, L.P. and FelCor TRS Borrower 4, L.L.C. (filed as Exhibit 10.34.2 to the 2005 Form 10-K and incorporated herein by reference).

10.30.3*	Joinder Agreement to Subsidiary Guaranty, dated as of December 31, 2006, made by FelCor/St. Paul Holdings, L.P.

10.31	Purchase and Sale Agreement, dated effective as of January 20, 2006, by and between FelCor and Hospitality Properties Trust (filed as Exhibit 10.35 to the 2005 Form 10-K and incorporated herein by reference).

10.32.1	Pledge Agreement dated October 31, 2006 by FelCor Holdings Trust in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (filed as Exhibit 10.1 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.32.2	Collateral Agency Agreement dated October 31, 2006 by and among FelCor, FelCor LP, JPMorgan Chase Bank, N.A., as Collateral Agent and/or Administrative Agent, FelCor Holdings Trust and U.S. Bank National Association, as trustee under several indentures (filed as Exhibit 10.2 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.33	Registration Rights Agreement dated October 31, 2006 by and among FelCor, FelCor LP, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 4.4 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.34	Form of Indemnification Agreement (filed as Exhibit 10.1 to FelCor’s Form 8-K dated November 9, 2006, and filed on November 13, 2006, and incorporated herein by reference).

10.35.1*	Loan Agreement, dated as of November 10, 2006, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender, relating to a $250 million loan from lender to borrower.

10.35.1.1*	First Amendment to Loan Agreement and Other Loan Documents, dated as of January 31, 2007, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender.

Exhibit
Number	Description of Exhibit
10.35.2*	Form of Mortgage, Deed of Trust and Security Agreement, each dated as of November 10, 2006, from FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C. , as borrowers, in favor of Bank of America, N.A., as lender, each covering a separate hotel and securing the Mortgage Loan.

10.35.3*	Form of Amended and Restated Promissory Note, each dated as of January 31, 2007, made by FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C. payable to the order of either Bank of America, N.A. or JPMorgan Chase Bank, N.A., as lender, in the original aggregate principal amount of $250 million.

10.35.4*	Guaranty of Recourse Obligations of Borrower, dated as of November 10, 2006, made by FelCor LP in favor of Bank of America, N.A.

21*	List of Subsidiaries of FelCor.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

By:	/s/ Jonathan H. Yellen

Jonathan H. Yellen
Executive Vice President
Date: February 28, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature
February 28, 2007	/s/ Richard A. Smith

Richard A. Smith
President and Director (Chief Executive Officer)

February 28, 2007	/s/ Andrew J. Welch

Andrew J. Welch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 28, 2007	/s/ Lester C. Johnson

Lester C. Johnson
Senior Vice President and Controller
(Principal Accounting Officer)

February 27, 2007	/s/ Thomas J. Corcoran, Jr.

Thomas J. Corcoran, Jr.
Chairman of the Board and Director

February 27, 2007	/s/ Melinda J. Bush

Melinda J. Bush, Director

February 27, 2007	/s/ Robert F. Cotter

Robert F. Cotter, Director

February 27, 2007	/s/ Richard S. Ellwood

Richard S. Ellwood, Director

February 27, 2007	/s/ Thomas C. Hendrick

Thomas C. Hendrick, Director

February 27, 2007	/s/ David C. Kloeppel

David C. Kloeppel, Director

February 27, 2007	/s/ Charles A. Ledsinger, Jr.

Charles A. Ledsinger, Jr., Director

February 27, 2007	/s/ Robert H. Lutz, Jr.

Robert H. Lutz, Jr., Director

February 27, 2007	/s/ Robert A. Mathewson

Robert A. Mathewson, Director

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
4.1	Articles of Amendment and Restatement dated June 22, 1995, amending and restating the Charter of FelCor Lodging Trust Incorporated (“FelCor”), as amended or supplemented by Articles of Merger dated June 23, 1995, Articles Supplementary dated April 30, 1996, Articles of Amendment dated August 8, 1996, Articles of Amendment dated June 16, 1997, Articles of Amendment dated October 30, 1997, Articles Supplementary filed May 6, 1998, Articles of Merger and Articles of Amendment dated July 27, 1998, Certificate of Correction dated March 11, 1999, Certificate of Correction to the Articles of Merger between FelCor and Bristol Hotel Company, dated August 30, 1999, Articles Supplementary, dated April 1, 2002, Certificate of Correction, dated March 29, 2004, to Articles Supplementary filed May 2, 1996, Articles Supplementary filed April 2, 2004, Articles Supplementary filed August 20, 2004, Articles Supplementary filed April 6, 2005, and Articles Supplementary filed August 29, 2005 (filed as Exhibit 4.1 to FelCor’s Registration Statement on Form S-3 (Registration No. 333-128862) and incorporated herein by reference).

4.2	Bylaws of FelCor, as amended (filed as Exhibit 4.2 to FelCor’s Registration Statement on Form S-3 (Registration File No. 333-128862) and incorporated herein by reference).

4.3	Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

4.4	Form of Share Certificate for $1.95 Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.4 to FelCor’s Form 8-K, dated May 1, 1996, and incorporated herein by reference).

4.5	Form of Share Certificate for 8% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 4.10.1 to FelCor’s Form 8-K, dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

4.6	Deposit Agreement, dated April 7, 2005, between FelCor and SunTrust Bank, as preferred share depositary (filed as Exhibit 4.11.1 to FelCor’s Current Report on Form 8-K dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

4.6.1	Supplement and Amendment to Deposit Agreement, dated August 30, 2005, between the Company and SunTrust Bank, as depositary(filed as Exhibit 4.11.2 to FelCor’s Current Report on Form 8-K dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

4.7	Form of Depositary Receipt evidencing the Depositary Shares, which represent the 8% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 4.12.1 to FelCor’s Form 8-K, dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

4.8	Indenture, dated as of June 4, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9 to FelCor’s Form 8-K dated as of June 4, 2001, and filed June 14, 2001, and incorporated herein by reference).

4.8.1	First Supplemental Indenture, dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 (Registration File No. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
4.8.2	Second Supplemental Indenture, dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9.2 to the 2002 Form 10-K and incorporated herein by reference).

4.8.3	Third Supplemental Indenture, dated as of January 25, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantors named therein and SunTrust Bank, as trustee (filed as Exhibit 4.9.3 to the 2005 Form 10-K and incorporated herein by reference).

4.8.4*	Fourth Supplemental Indenture, dated as of December 31, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantor named therein and U.S. Bank National Association, as successor to SunTrust Bank, as trustee.

4.9	Indenture dated October 31, 2006 by and among FelCor LP, FelCor, certain subsidiary guarantors named therein, FelCor Holdings Trust, as pledgor, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

4.9.1*	First Supplemental Indenture, dated as of December 31, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantor named therein and U.S. Bank National Association, as trustee.

10.1	Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of December 31, 2001 (filed as Exhibit 10.1 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”), and incorporated herein by reference.)

10.1.1	First Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated April 1, 2002 (filed as Exhibit 10.1.1 to FelCor’s Form 8-K dated April 1, 2002, and filed on April 4, 2002, and incorporated herein by reference).

10.1.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated August 31, 2002 (filed as Exhibit 10.1.2 to the 2002 Form 10-K and incorporated herein by reference).

10.1.3	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated October 1, 2002 (filed as Exhibit 10.1.3 to the 2002 Form 10-K and incorporated herein by reference).

10.1.4	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of July 1, 2003 (filed as Exhibit 10.1.4 to FelCor’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.1.5	Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 2, 2004 (filed as Exhibit 10.1.5 to FelCor’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.1.6	Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 23, 2004 (filed as Exhibit 10.1.6 to FelCor’s Form 8-K dated as of, and filed on, August 26, 2004, and incorporated herein by reference).

10.1.7	Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 7, 2005, which contains Addendum No. 4 to the Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership (filed

Exhibit
Number	Description of Exhibit
as Exhibit 10.1.8 to FelCor’s Form 8-K, dated April 6, 2006, and filed on April 11, 2005, and incorporated herein by reference).

10.1.8	Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 30, 2005 (filed as Exhibit 10.1.9 to FelCor’s Form 8-K, dated August 29, 2005, and filed September 2, 2005, and incorporated herein by reference).

10.2.1	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of InterContinental Hotels, as manager, with respect to FelCor’s InterContinental Hotels branded hotels (included as an exhibit to the Leasehold Acquisition Agreement, which was filed as Exhibit 10.28 to FelCor’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.2.2	Omnibus Agreement between FelCor and all its various subsidiaries, controlled entities and affiliates, and Six Continents Hotels, Inc. and all its various subsidiaries, controlled entities and affiliates, with respect to FelCor’s InterContinental Hotels branded hotels (filed as Exhibit 10.2.2 to the 2005 Form 10-K and incorporated herein by reference).

10.3.1	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective prior to July 28, 2004 (filed as Exhibit 10.5 to the 2001 Form 10-K and incorporated herein by reference).

10.3.2	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective July 28, 2004 (filed as Exhibit 10.3.2 to FelCor’s Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”) and incorporated herein by reference).

10.4	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Doubletree and Doubletree Guest Suites branded hotels (filed as Exhibit 10.6 to the 2001 Form 10-K and incorporated herein by reference).

10.5	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Starwood Hotels & Resorts, Inc., as manager, with respect to FelCor’s Sheraton and Westin branded hotels (filed as Exhibit 10.7 to the 2001 Form 10-K and incorporated herein by reference).

10.6	Executive Employment Agreement, dated effective as of February 1, 2006, between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.36 to FelCor’s Form 8-K, dated February 7, 2006, and filed on February 13, 2006 and incorporated herein by reference).

10.7	Executive Employment Agreement, dated effective as of February 1, 2006, between FelCor and Richard A. Smith (filed as Exhibit 10.37 to FelCor’s Form 8-K, dated February 7, 2006, and filed on February 13, 2006 and incorporated herein by reference).

10.8*	Form of Amended and Restated Change in Control and Severance Agreement for executive officers of FelCor.

10.9	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.10	1995 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9.2 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.11*	Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2005.

10.12	1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-66041) and incorporated herein by reference).

10.13	2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to the 2002 Form 10-K and incorporated herein by reference).

10.14	Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (Registration File No. 333-50509) and incorporated herein by reference).

10.15	Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 99.2 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (Registration File No. 333-50509) and incorporated herein by reference).

10.16	Form of Nonstatutory Stock Option Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.16 to the 2004 Form 10-K and incorporated herein by reference).

10.17	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference).

10.18	FelCor Lodging Trust Incorporated 2005 Restricted Stock and Stock Option Plan (filed as Exhibit 4.4 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-126228) and incorporated herein by reference).

10.19	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor applicable to grants in 2005 and thereafter (filed as Exhibit 10.33 to FelCor’s Form 8-K dated April 26, 2005, and filed on May 2, 2005, and incorporated herein by reference).

10.20	Summary of Annual Compensation Program for Directors of FelCor (filed as Exhibit 10.18 to the 2004 Form 10-K and incorporated herein by reference).

10.21	Summary of 2006 Performance Criteria for Annual Incentive Bonus Award Program (filed as Exhibit 10.38 to FelCor’s Form 8-K, dated February 17, 2006, and filed on February 22, 2006 and incorporated herein by reference).

10.22	Employment Separation, Consulting and Release Agreement between FelCor and June C. McCutchen dated as of September 7, 2006 (filed as Exhibit 99.1 to FelCor’s Form 8-K, dated November 13, 2006, and filed on November 17, 2006 and incorporated herein by reference).

10.23	Summary of verbal arrangement for retirement benefits for Lawrence D. Robinson (filed as Exhibit 99.1 to FelCor’s Form 8-K, dated January 1, 2007, and filed on January 5, 2007 and incorporated herein by reference).

10.24.1	Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P., as Mortgagor, and The Prudential Insurance Company of America, as Mortgagee (filed as Exhibit 10.23 to the March 1999 10-Q and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.24.2	Promissory Note, dated April 1, 1999, in the original principal amount of $100,000,000, made by FelCor/CSS Holdings, Ltd., payable to the order of The Prudential Insurance Company of America (filed as Exhibit 10.23.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1999 (the “June 1999 10-Q”) and incorporated herein by reference).

10.25.1	Form Deed of Trust and Security Agreement and Fixture Filing with Assignment of Leases and Rents, each dated as of April 20, 2000, from FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, as Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.22.3 (filed as Exhibit 10.24 to FelCor’s Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”) and incorporated herein by reference).

10.25.2	Form of Accommodation Cross-Collateralization Mortgage and Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America (filed as Exhibit 10.24.1 to the June 2000 10-Q and incorporated herein by reference).

10.25.3	Form of fourteen separate Promissory Notes, each dated April 20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each separately payable to the order of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, respectively, in the respective original principal amounts of $13,500,000 (Phoenix (Crescent), Arizona), $13,500,000 (Phoenix (Crescent), Arizona), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia), $12,500,000 (Chicago O’Hare Airport, Illinois), $12,500,000 (Chicago O’Hare Airport, Illinois), $3,500,000 (Lexington, Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000 (Philadelphia Society Hill, Philadelphia), $17,000,000 (Philadelphia Society Hill, Philadelphia), $10,500,000 (South Burlington, Vermont) and $10,500,000 (South Burlington, Vermont) (filed as Exhibit 10.24.2 to the June 2000 10-Q and incorporated herein by reference).

10.26.1	Form Deed of Trust and Security Agreement, each dated as of May 2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P., each as Borrower, in favor of The Chase Manhattan Bank, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.23.2 (filed as Exhibit 10.25 to the June 2000 10-Q and incorporated herein by reference).

10.26.2	Form of eight separate Promissory Notes, each dated May 2, 2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C. and FelCor/CMB SSF Holdings, L.P., each separately payable to the order of The Chase Manhattan Bank in the respective original principal amounts of $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield, Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000 (Orlando South, Florida), $32,650,000 (New Orleans, Louisiana), $20,728,000 (Piscataway, New Jersey) and $26,268,000 (South San Francisco, California) (filed as Exhibit 10.25.1 to the June 2000 10-Q and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.27.1	Form of Loan Agreement, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, between JPMorgan Chase Bank, as lender, and each of FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., and FelCor/JPM BWI Hotel, L.L.C. and FCH/DT BWI Hotel, L.L.C., as borrowers, and acknowledged and agreed by FelCor LP (filed as Exhibit 10.34 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.27.2	Form of Mortgage, Renewal Mortgage, Deed of Trust, Deed to Secure Debt, Indemnity Deed of Trust and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, from FelCor/JPM Wilmington Hotel, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., FelCor/JPM Austin Holdings, L.P., DJONT/JPM Austin Leasing, L.P., FelCor/JPM Orlando Hotel, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., FCH/DT BWI Holdings, L.P., FCH/DT BWI Hotel, L.L.C. and DJONT/JPM BWI Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary (filed as Exhibit 10.34.1 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.27.3	Form of seven separate Promissory Notes, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., and FelCor/JPM BWI Hotel, L.L.C., each separately payable to the order of JPMorgan Chase Bank in the respective original principal amounts of $11,000,000 (Wilmington, Delaware), $21,368,000 (Phoenix, Arizona), $5,500,000 (Boca Raton, Florida), $13,500,000 (Atlanta, Georgia), $9,616,000 (Austin, Texas), $9,798,000 (Orlando, Florida), and $24,120,000 (Linthicum, Maryland) (filed as Exhibit 10.34.2 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.27.4	Form of Guaranty of Recourse Obligations of Borrower, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor LP in favor of JPMorgan Chase Bank (filed as Exhibit 10.34.3 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.28.1	Construction Loan Agreement, dated April 27, 2005, among Grande Palms, L.L.C. and Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto, and Bank of America Securities, as Lead Arranger, for a maximum principal loan amount of $69.8 million (filed as Exhibit 10.34.1 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.28.2	Guaranty Agreement, dated April 27, 2005, by FelCor Lodging Limited Partnership in favor of Bank of America, N.A. on behalf of the lenders(filed as Exhibit 10.34.2 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.28.3	Form of Promissory Note, each dated April 27, 2005, made by Grande Palms, L.L.C., each separately payable to the order of Bank of America, N.A. ($25 million), Bank of Montreal ($20 million) and The Bank of Nova Scotia ($24.8 million)(filed as Exhibit 10.34.3 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.28.4	Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated April 27, 2005, made by Grande Palms, L.L.C. for the benefit of Bank of America, N.A., as Administrative Agent under the Construction Loan Agreement referenced in Exhibit 10.34.1 (filed as Exhibit 10.34.4 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.29.1	Term Credit Agreement, dated as of October 18, 2005, among FelCor TRS Borrower 1, L.P., as Initial Borrower; FelCor TRS Guarantor, L.P., FelCor LP and the other guarantors named therein as Guarantors; Citigroup North America, Inc., as Initial Lender, as Administrative Agent, and as Collateral Agent, and Citigroup Global Markets, Inc., as Sole Lead Arranger and Sole Book Running Manager, for a maximum principal loan amount of $175 million (filed as Exhibit 10.35 to FelCor’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.29.2	First Amendment to Term Credit Agreement, dated as of December 9, 2005, among FelCor TRS Borrower 1, L.P. and FelCor TRS Borrower 2, L.P., as borrowers; FelCor TRS Guarantor, L.P., FelCor LP, FelCor Lodging Company, L.L.C., FelCor Philadelphia Center, L.L.C., FelCor Marshall Motels, L.L.C. and Center City Hotel Associates, as guarantors; Citicorp North America, Inc., as the initial Lender, the administrative agent for the lenders and the collateral agent for the secured parties; and Citigroup Global Markets Inc., as sole lead arranger and sole book running manager (filed as Exhibit 10.33.1 to the 2005 Form 10-K and incorporated herein by reference).

10.29.3	Second Amendment to Term Credit Agreement, dated as of January 9, 2006, among FelCor TRS Borrower 1, L.P. and FelCor TRS Borrower 2, L.P., as borrowers and certain other borrowers named therein; FelCor TRS Guarantor, L.P., FelCor LP, FelCor Lodging Company, L.L.C., FelCor Philadelphia Center, L.L.C., FelCor Marshall Motels, L.L.C. and Center City Hotel Associates, as guarantors; Citicorp North America, Inc., as the initial Lender, the administrative agent for the lenders and the collateral agent for the secured parties; and Citigroup Global Markets Inc., as sole lead arranger and sole book running manager (filed as Exhibit 10.33.2 to the 2005 Form 10-K and incorporated herein by reference).

10.30.1	Credit Agreement, dated as of December 12, 2005, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint runners and joint lead arrangers for an initial aggregate amount of $125,000,000 (filed as Exhibit 10.34.1 to the 2005 Form 10-K and incorporated herein by reference).

10.30.1.1	First Amendment to Credit Agreement, dated as of January 12, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint runners and joint lead arrangers (filed as Exhibit 10.34.1.1 to the 2005 Form 10-K and incorporated herein by reference).

10.30.1.2	Second Amendment to Credit Agreement, dated as of January 27, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint runners and joint lead arrangers (filed as Exhibit 10.34.1.2 to the 2005 Form 10-K and incorporated herein by reference).

10.30.1.3	Amendment No. 3 to Credit Agreement, dated as of March 31, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.34.1.3 to FelCor’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.30.1.4	Amendment No. 4 to Credit Agreement, dated October 26, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.30.2	Subsidiary Guaranty, dated as of January 27, 2006, made by FelCor/CSS Holdings, L.P., FelCor Hotel Asset Company, L.L.C., FelCor Pennsylvania Company, L.L.C., FelCor Lodging Holding Company, L.L.C., FHAC Texas Holdings, L.P., FelCor Canada Co., FelCor Omaha Hotel Company, L.L.C., FelCor TRS Holdings, L.P., Myrtle Beach Hotels, L.L.C., FelCor TRS Borrower I, L.P., FelCor TRS Guarantor, L.P., Center City Hotel Associates, FelCor Lodging Company, L.L.C., FelCor TRS Borrower 3, L.P. and FelCor TRS Borrower 4, L.L.C. (filed as Exhibit 10.34.2 to the 2005 Form 10-K and incorporated herein by reference).

10.30.3*	Joinder Agreement to Subsidiary Guaranty, dated as of December 31, 2006, made by FelCor/St. Paul Holdings, L.P.

10.31	Purchase and Sale Agreement, dated effective as of January 20, 2006, by and between FelCor and Hospitality Properties Trust (filed as Exhibit 10.35 to the 2005 Form 10-K and incorporated herein by reference).

10.32.1	Pledge Agreement dated October 31, 2006 by FelCor Holdings Trust in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (filed as Exhibit 10.1 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.32.2	Collateral Agency Agreement dated October 31, 2006 by and among FelCor, FelCor LP, JPMorgan Chase Bank, N.A., as Collateral Agent and/or Administrative Agent, FelCor Holdings Trust and U.S. Bank National Association, as trustee under several indentures (filed as Exhibit 10.2 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.33	Registration Rights Agreement dated October 31, 2006 by and among FelCor, FelCor LP, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 4.4 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.34	Form of Indemnification Agreement (filed as Exhibit 10.1 to FelCor’s Form 8-K dated November 9, 2006, and filed on November 13, 2006, and incorporated herein by reference).

10.35.1*	Loan Agreement, dated as of November 10, 2006, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender, relating to a $250 million loan from lender to borrower.

10.35.1.1*	First Amendment to Loan Agreement and Other Loan Documents, dated as of January 31, 2007, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender.

10.35.2*	Form of Mortgage, Deed of Trust and Security Agreement, each dated as of November 10, 2006, from FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C. , as borrowers, in favor of Bank of America, N.A., as lender, each covering a separate hotel and securing the Mortgage Loan.

10.35.3*	Form of Amended and Restated Promissory Note, each dated as of January 31, 2007, made by FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C. payable to the order of either Bank of America, N.A. or JPMorgan Chase Bank, N.A., as lender, in the original aggregate principal amount of $250 million.

Exhibit
Number	Description of Exhibit
10.35.4*	Guaranty of Recourse Obligations of Borrower, dated as of November 10, 2006, made by FelCor LP in favor of Bank of America, N.A.

21*	List of Subsidiaries of FelCor.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).