Form 10-Q
period 2007-09-30
FelCor Lodging Trust Inc
filed 2007-11-08
CIK 923603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock, par value $0.01 per share, of FelCor Lodging Trust Incorporated outstanding on November 1, 2007, was 62,439,873.

FELCOR LODGING TRUST INCORPORATED

PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	September 30, 2007	December 31, 2006
ASSETS
Investment in hotels, net of accumulated depreciation of $671,671 at September 30, 2007 and $612,286 at December 31, 2006	$2,163,812	$2,044,285
Investment in unconsolidated entities	123,924	111,716
Hotels held for sale	-	133,801
Cash and cash equivalents	155,583	124,179
Restricted cash	13,736	22,753
Accounts receivable, net of allowance for doubtful accounts of $862 at September 30, 2007 and $962 at December 31, 2006	46,953	33,395
Deferred expenses, net of accumulated amortization of $10,208 at September 30, 2007 and $8,841 at December 31, 2006	8,689	9,480
Condominium development project	2,245	70,661
Other assets	31,207	32,979
Total assets	$2,546,149	$2,583,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, net of discount of $900 at September 30, 2007 and $1,089 at December 31, 2006	$1,294,550	$1,369,153
Distributions payable	27,277	24,078
Accrued expenses and other liabilities	146,186	139,277

Total liabilities	1,468,013	1,532,508

Commitments and contingencies

Minority interest in FelCor LP, 1,354 and 1,355 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively	12,182	11,638
Minority interest in other partnerships	25,124	28,172

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at September 30, 2007 and December 31, 2006	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at September 30, 2007 and December 31, 2006	169,412	169,412
Common stock, $.01 par value, 200,000 shares authorized and 69,413 and 69,438 shares issued, including shares in treasury, at September 30, 2007 and December 31, 2006, respectively	694	694
Additional paid-in capital	2,066,585	2,066,694
Accumulated other comprehensive income	27,897	15,839
Accumulated deficit	(1,399,490)	(1,409,790)
Less: Common stock in treasury, at cost, of 6,973 and 7,386 shares at September 30, 2007 and December 31, 2006, respectively	(133,630)	(141,280)

Total stockholders’ equity	1,040,830	1,010,931

Total liabilities and stockholders’ equity	$2,546,149	$2,583,249

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2007 and 2006

(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Hotel operating revenue	$256,696	$247,451	$770,766	$758,068
Other revenue	468	13	921	68
Total revenues	257,164	247,464	771,687	758,136

Expenses:
Hotel departmental expenses	82,321	79,059	246,134	241,190
Other property related costs	70,119	68,431	207,260	204,135
Management and franchise fees	13,652	12,026	40,718	39,463
Taxes, insurance and lease expense	31,736	28,726	92,387	84,126
Abandoned projects	-	-	22	-
Corporate expenses	3,690	7,164	15,732	18,530
Depreciation	28,523	23,917	80,729	70,096
Total operating expenses	230,041	219,323	682,982	657,540

Operating income	27,123	28,141	88,705	100,596
Interest expense, net	(22,655)	(28,030)	(68,734)	(86,845)
Charge-off of deferred financing costs	-	-	-	(962)
Early extinguishment of debt	-	-	-	(438)
Income before equity in income from unconsolidated entities, minority interests and sale of assets	4,468	111	19,971	12,351
Equity in income from unconsolidated entities	3,030	3,948	19,511	9,708
Minority interests	347	305	463	1,590
Loss on sale of other assets	-	(92)	-	(92)
Gain on sale of condominiums	354	-	18,493	-
Income from continuing operations	8,199	4,272	58,438	23,557
Discontinued operations, net of minority interests	(206)	15,790	33,893	16,502
Net income	7,993	20,062	92,331	40,059
Preferred dividends	(9,678)	(9,665)	(29,034)	(29,022)
Net income (loss) applicable to common stockholders	$(1,685)	$10,397	$63,297	$11,037

Basic per common share data:
Income (loss) from continuing operations	$(0.02)	$(0.09)	$0.48	$(0.09)
Net income (loss)	$(0.03)	$0.17	$1.03	$0.18
Basic weighted average common shares outstanding	61,652	61,148	61,582	60,441

Diluted per common share data:
Income (loss) from continuing operations	$(0.02)	$(0.09)	$0.47	$(0.09)
Net income (loss)	$(0.03)	$0.17	$1.02	$0.18
Diluted weighted average common shares outstanding	61,652	61,148	61,908	60,441

Cash dividends declared on common stock	$0.30	$0.20	$0.85	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2007 and 2006

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$7,993	$20,062	$92,331	$40,059
Unrealized holding loss from interest rate swaps	-	(812)	-	(377)
Foreign currency translation adjustment	4,879	16	12,058	1,449
Comprehensive income	$12,872	$19,266	$104,389	$41,131

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$92,331	$40,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80,743	83,198
Gain on sale of assets	(46,981)	(16,963)
Amortization of deferred financing fees	1,786	2,479
Accretion of debt discount	188	887
Amortization of unearned compensation	3,129	4,339
Equity in income from unconsolidated entities	(19,511)	(9,708)
Distributions of income from unconsolidated entities	947	2,996
Impairment loss	-	15,142
Charge-off of deferred financing costs	119	1,044
Loss on early extinguishment of debt	782	596
Minority interests	1,368	(799)
Changes in assets and liabilities:
Accounts receivable	(8,816)	2,147
Restricted cash – operating	868	(4,230)
Other assets	(2,008)	1,127
Accrued expenses and other liabilities	7,484	18,296
Net cash flow provided by operating activities	112,429	140,610
Cash flows from investing activities:
Improvements and additions to hotels	(187,794)	(108,623)
Additions to condominium project	(8,381)	(43,060)
Proceeds from sale of hotels	165,107	177,105
Proceeds from sale of condominiums	20,202	-
Proceeds received from property damage insurance	1,853	7,351
Decrease in restricted cash – investing	7,656	462
Distributions of capital from unconsolidated entities	8,812	4,793
Capital contributions to unconsolidated entities	(2,150)	(250)
Net cash flow provided by investing activities	5,305	37,778
Cash flows from financing activities:
Proceeds from borrowings	7,142	124,897
Repayment of borrowings	(16,978)	(205,593)
Payment of deferred financing fees	(1,115)	(1,201)
Decrease in restricted cash – financing	-	2,825
Exercise of stock options	5,960	1,407
Contributions from minority interest holders	1,989	1,948
Distributions paid to other partnerships’ minority interests	(5,030)	(13,167)
Distributions paid to preferred stockholders	(29,034)	(29,035)
Distributions paid to FelCor LP limited partners	(1,078)	(615)
Distributions paid to common stockholders	(49,866)	(21,558)
Net cash flow used in financing activities	(88,010)	(140,092)
Effect of exchange rate changes on cash	1,680	194
Net change in cash and cash equivalents	31,404	38,490
Cash and cash equivalents at beginning of periods	124,179	94,564
Cash and cash equivalents at end of periods	$155,583	$133,054

Supplemental cash flow information —
Interest paid	$66,889	$77,259

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated, or FelCor, is a real estate investment trust, or REIT. At September 30, 2007, we held ownership interests in 87 hotels and were the owner of the largest number of Embassy Suites Hotels® and Doubletree Guest Suites® hotels in North America. FelCor is the sole general partner of, and the owner of approximately a 98% limited partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP. All of our operations are conducted solely through FelCor LP or its subsidiaries.

At September 30, 2007, we held 100% ownership interests (whether by fee, leasehold or otherwise) in 64 hotels, a 90% or greater interest in entities owning four hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and 50% interests in unconsolidated entities that owned 17 hotels. We held majority ownership interests in the operating lessees of 83 of these hotels; consequently, we include their operating revenues and expenses in our consolidated statements of operations. The operating revenues and expenses of the remaining four hotels are unconsolidated.

At September 30, 2007, we had an aggregate of 62,439,873 shares of FelCor common stock and 1,353,771 units of FelCor LP limited partnership interests outstanding.

The following table reflects the distribution, by brand, of our 83 consolidated hotels included in continuing operations at September 30, 2007:

Brand	Hotels	Rooms
Embassy Suites Hotels	47	12,127
Holiday Inn®	17	6,305
Sheraton®	8	2,681
Doubletree®	7	1,471
Hilton®	2	559
Westin®	1	536
Other	1	403
Total hotels	83

The hotels shown in the above table are located in the United States (81 hotels in 23 states) and Canada (two hotels in Ontario), with concentrations in California (14 hotels), Florida (13 hotels) and Texas (11 hotels). Approximately 49% of our hotel room revenues in continuing operations were generated from hotels in these states during the nine months ended September 30, 2007.

At September 30, 2007, of our 83 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 18, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, managed nine, and (iv) independent management companies managed two.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

The information in our consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and nine months ended September 30, 2007 and 2006, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

We owned 50% interests in joint venture entities that owned 17 hotels and leased three of these hotels at September 30, 2007, and owned 19 hotels and leased four hotels at December 31, 2006. We also owned a 50% interest in joint venture entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the depreciation of our excess basis in investment in unconsolidated entities when compared to the historical basis of the assets recorded by the joint ventures.

Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	September 30, 2007	December 31, 2006
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$277,577	$260,628
Total assets	$317,576	$297,712
Debt	$190,401	$197,462
Total liabilities	$201,729	$203,659
Equity	$115,847	$94,053

Debt of our unconsolidated entities at September 30, 2007 and December 31, 2006, consisted entirely of non-recourse mortgage debt.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities – (continued)

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007		2006
Total revenues	$21,690	$23,062	$62,538		$64,572
Net income	$7,606	$8,734	$35,712	(a)	$21,928

Net income attributable to FelCor	$3,803	$4,367	$17,856		$10,964
Additional gain on sale related to basis difference	-	-	3,336	(a)	-
Tax related to sale of asset by venture(b)	(306)	-	(306)		-
Depreciation of cost in excess of book value	(467)	(419)	(1,375)		(1,256)
Equity in income from unconsolidated entities	$3,030	$3,948	$19,511		$9,708

(a)

In the first quarter of 2007, a 50% owned joint venture entity sold its Embassy Suites Hotel in Covina, California. The sale of this hotel resulted in a gain of $15.6 million for this venture. Our basis in this unconsolidated hotel was lower than the venture’s basis, resulting in an additional gain on sale.

(b)	In the third quarter of 2007, a 50% owned joint venture entity sold its Hampton Inn® in Hays, Kansas for an insignificant book gain. This sale triggered a $0.3 million tax obligation for FelCor.

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	September 30, 2007	December 31, 2006
Hotel investments	$50,116	$39,975
Cost in excess of book value of hotel investments	63,213	61,253
Other investments	12,631	12,179
Hotel lessee investments	(2,036)	(1,691)
	$123,924	$111,716

The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Hotel investments	$2,510	$3,398	$19,344	$9,480
Other investments	667	719	548	666
Hotel lessee investments	(147)	(169)	(381)	(438)
	$3,030	$3,948	$19,511	$9,708

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Debt

Debt at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

				Balance Outstanding, Net of Discount
	Encumbered	Interest Rate at	Maturity	September 30,	December 31,
	Hotels	September 30, 2007	Date	2007	2006
Line of credit(a)	none	L + 0.80	August 2011	$-	$-
Senior term notes	none	8.50	June 2011	299,100	298,911
Senior term notes	none	L + 1.875	December 2011	215,000	215,000
Total line of credit and senior debt(b)		7.98		514,100	513,911

Mortgage debt(c)	12 hotels	L + 0.93	November 2008	250,000	250,000
Mortgage debt	7 hotels	6.57	June 2009-2014	89,560	97,553
Mortgage debt	7 hotels	7.32	March 2009	121,710	124,263
Mortgage debt	8 hotels	8.70	May 2010	166,884	169,438
Mortgage debt	6 hotels	8.73	May 2010	120,345	122,578
Mortgage debt	1 hotel	L + 2.85	August 2008	15,500	15,500
Mortgage debt	1 hotel	5.81	July 2016	12,600	12,861
Other	1 hotel	9.17	August 2011	3,851	4,452
Construction loan(d)	-	-	-	-	58,597
Total mortgage debt(b)	43 hotels	7.54		780,450	855,242
Total		7.72%		$1,294,550	$1,369,153

(a)

We have a borrowing capacity of $250 million on our line of credit. The interest on this line can range from L + 80 to L + 150 basis points, based on our leverage ratio as defined in our line of credit agreement. We can exercise a one-year extension option if we meet certain requirements under the agreement.

(b)	Interest rates are calculated based on the weighted average debt outstanding at September 30, 2007.
(c)	This debt has three one-year extension options.
(d)	In the second quarter of 2007, we repaid in full a recourse construction loan facility for the development of a 184-unit condominium project in Myrtle Beach, South Carolina.

We reported interest expense of $22.7 million and $28.0 million for the three months ended September 30, 2007 and 2006, respectively, which is net of: (i) interest income of $2.2 million and $0.9 million, respectively, and (ii) capitalized interest of $1.1 million and $0.9 million, respectively. We reported interest expense of $68.7 million and $86.8 million for the nine months ended September 30, 2007 and 2006, respectively, which is net of: (i) interest income of $4.9 million and $2.5 million, respectively, and (ii) capitalized interest of $3.9 million and $2.1 million, respectively.

In August 2007, we amended our line of credit agreement to increase the amount available under the line from $125 million to $250 million, provide the ability to further increase the facility up to $500 million under certain conditions, reduce certain fees and costs including the interest rates applicable to borrowings, improve certain financial covenants and extend the initial maturity from January 2009 to August 2011 with the right to extend for an additional one-year period under certain conditions. At September 30, 2007, we had no borrowings outstanding under our line of credit.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Related Costs

The following table summarizes the components of hotel operating revenue from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Room revenue	$212,347	$205,009	$633,483	$623,974
Food and beverage revenue	32,161	29,170	99,146	94,273
Other operating departments	12,188	13,272	38,137	39,821
Total hotel operating revenue	$256,696	$247,451	$770,766	$758,068

For the first nine months of both 2007 and 2006, more than 99% of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts, which are recorded as a bad debt expense.

The following table summarizes the components of hotel departmental expenses from continuing operations (in thousands):

	Three Months Ended September 30,
	2007		2006
	Dollars in Thousands	% of Total Hotel Operating Revenue	Dollars in Thousands	% of Total Hotel Operating Revenue
Room	$52,553	20.5%	$50,617	20.4%
Food and beverage	25,023	9.8	22,563	9.1
Other operating departments	4,745	1.8	5,879	2.4
Total hotel departmental expenses	$82,321	32.1%	$79,059	31.9%

	Nine Months Ended September 30,
	2007		2006
	Dollars in Thousands	% of Total Hotel Operating Revenue	Dollars in Thousands	% of Total Hotel Operating Revenue
Room	$154,394	20.0%	$151,593	20.0%
Food and beverage	76,213	9.9	71,764	9.5
Other operating departments	15,527	2.0	17,833	2.3
Total hotel departmental expenses	$246,134	31.9%	$241,190	31.8%

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Related Costs – (continued)

The following table summarizes the components of other property related costs from continuing operations

(in thousands):

	Three Months Ended September 30,
	2007		2006
	Dollars in Thousands	% of Total Hotel Operating Revenue	Dollars in Thousands	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$21,694	8.5%	$22,020	9.0%
Marketing	21,085	8.2	20,025	8.1
Repair and maintenance	13,886	5.4	12,971	5.2
Energy	13,454	5.2	13,415	5.4
Total other property related costs	$70,119	27.3%	$68,431	27.7%

	Nine Months Ended September 30,
	2007		2006
	Dollars in Thousands	% of Total Hotel Operating Revenue	Dollars in Thousands	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$65,585	8.5%	$65,711	8.7%
Marketing	63,281	8.2	61,518	8.1
Repair and maintenance	41,347	5.4	39,411	5.2
Energy	37,047	4.8	37,495	4.9
Total other property related costs	$207,260	26.9%	$204,135	26.9%

Hotel employee compensation and benefit expenses of $72.7 million and $68.4 million for the three months ended September 30, 2007 and 2006, respectively, and $218.1 million and $212.0 million for the nine months ended September 30, 2007 and 2006, respectively, are included in hotel departmental expenses and other property related costs.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Taxes, Insurance and Lease Expense

The following table summarizes the components of taxes, insurance and lease expense from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating lease expense(a)	$18,783	$18,193	$54,471	$52,126
Real estate and other taxes	8,707	8,014	25,926	25,390
Property insurance, general liability insurance and other	4,246	2,519	11,990	6,610
Total taxes, insurance and lease expense	$31,736	$28,726	$92,387	$84,126

(a)

Operating lease expense includes hotel lease expense of $16.2 million and $15.9 million associated with 13 hotels leased by us from unconsolidated subsidiaries and $2.6 million and $2.3 million of ground lease expense for the three months ended September 30, 2007 and 2006, respectively, and hotel lease expense of $47.7 million and $45.9 million and $6.7 million and $6.2 million of ground lease expense for the nine months ended September 30, 2007 and 2006, respectively. Included in operating lease expense is percentage rent based on operating results of $10.4 million and $9.9 million, respectively, for the three months ended September 30, 2007 and 2006, and $29.4 million and $27.3 million, respectively, for the nine months ended September 30, 2007 and 2006.

6.	Condominium Project

Development of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina was substantially completed in the first quarter of 2007. During the three months ended September 30, 2007, we recognized gains, net of tax, under the completed contract method of $0.4 million from the sale of one unit, and for the nine months of $18.5 million from the sale of 178 units. We expect that the remaining six condominium units will be sold on a selective basis to maximize the selling price. The sale of the 178 units resulted in net proceeds of $87.2 million, of which $67.0 million was paid directly to the construction lender as payment in full of the outstanding balance of our construction loan.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Discontinued Operations

The results of operations of 11 hotels sold in 2007 and 31 hotels sold in 2006 are included in discontinued operations. The following table summarizes the condensed financial information for the hotels included in discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007(a)	2006	2007	2006
Operating revenue	$74	$50,136	$26,522	$172,226
Operating expenses(b)	(276)	(50,789)	(18,371)	(169,068)
Operating income	(202)	(653)	8,151	3,158
Direct interest costs, net	4	(303)	(15)	(946)
Gain (loss) on sale of hotels	-	18,182	28,488	15,320
Charge-off of deferred debt costs	-	(82)	(119)	(82)
Loss on early extinguishment of debt	-	(158)	(782)	(158)
Minority interests	(8)	(1,196)	(1,830)	(790)
Income (loss) from discontinued operations	$(206)	$15,790	$33,893	$16,502

(a)	The activity during the three months ended September 30, 2007, related to changes in accrual estimates on hotels sold in prior periods.
(b)	Includes $5.9 million and $15.1 million of impairment losses for the three and nine months ended September 30, 2006, respectively.

During the nine months ended September 30, 2007, we sold ten consolidated hotels for aggregate gross proceeds of $169.0 million and one unconsolidated hotel for gross proceeds of $22.0 million for which the operations were consolidated because of our majority ownership of the lessee.

Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS 144 for purposes of determining impairment charges and reporting discontinued operations.

In the second quarter of 2006, we designated seven hotels as non-strategic and tested these hotels under the provisions of SFAS 144. Of the hotels tested, one such hotel failed the test under SFAS No. 144, which resulted in an impairment charge of $9.2 million to write down the hotel asset to our then-current estimate of its fair market value. In addition, in the third quarter of 2006, we recorded an impairment charge of $5.9 million on two hotels that had previously been identified as non-strategic due to decreases in estimated fair values.

The hotels were tested for impairment as required by SFAS 144 using the undiscounted cash flows for the shorter of the estimated remaining holding periods or the useful life of the hotels. Those hotels that failed the impairment test described in SFAS 144 were written down to their then current estimated fair value, before any selling expenses.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

Three Months Ended			Nine Months Ended
September 30,			September 30,
2007		2006	2007	2006
Numerator:
Income from continuing operations	$8,199	$4,272	$58,438	$23,557
Less: Preferred dividends	(9,678)	(9,665)	(29,034)	(29,022)
Income (loss) from continuing operations applicable to common stockholders	(1,479)	(5,393)	29,404	(5,465)
Discontinued operations	(206)	15,790	33,893	16,502
Net income (loss) applicable to common stockholders	$(1,685)	$10,397	$63,297	11,037

Denominator:
Denominator for basic earnings per share	61,652	61,148	61,582	60,441
Denominator for diluted earnings per share	61,652	61,148	61,908	60,441

Earnings (loss) per share data:
Basic:
Income (loss) from continuing operations	$(0.02)	$(0.09)	$0.48	$(0.09)
Discontinued operations	$(0.01)	$0.26	$0.55	$0.27
Net income (loss)	$(0.03)	$0.17	$1.03	$0.18

Diluted:
Income (loss) from continuing operations	$(0.02)	$(0.09)	$0.47	$(0.09)
Discontinued operations	$(0.01)	$0.26	$0.55	$0.27
Net income (loss)	$(0.03)	$0.17	$1.02	$0.18

The following securities, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share, because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Options and unvested restricted stock	346	414	-	356
Series A convertible preferred shares	9,985	9,985	9,985	9,985

Series A preferred dividends that would be excluded from net income applicable to common stockholders, if these Series A preferred shares were dilutive, were $6.3 million for both the three months ended September 30, 2007 and 2006, and $18.8 million for the nine months ended September 30, 2007 and 2006.

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

General

In late 2006, we started on a three year, $440 million renovation program on our 83 hotels, to improve the quality, returns on investment and competitive position of our hotel portfolio. Through September 30, 2007, we completed renovations at 49 of these hotels and expect to complete renovations at 64 hotels by the end of 2007.

During the third quarter of 2007, 32 of our hotels were undergoing some form of renovation, and we had more room-nights out of service for renovation than any other quarter this year. We completed major renovations at 12 hotels during the third quarter, and an additional two hotels in October. Since we started our renovation program last year, we have completed renovations at 51 hotels, representing almost two thirds of our portfolio. We expect to complete renovations at an additional 13 hotels during the fourth quarter of 2007, for a total of 64 renovated hotels by the end of 2007. We originally expected to complete renovations at 70 hotels by the end of 2007. However, renovation delays have shifted the completion date at six hotels to the first quarter of 2008. The delays at these hotels are related primarily to increases in scope for major mechanical items and/or permitting and inspection issues in the public areas.

Our hotels with completed renovations, in aggregate, are exceeding our expected return of 12% on the guest impact portion of the total capital expenditures. During the third quarter, RevPAR, Hotel EBITDA and Hotel EBITDA margin exceeded budget for these hotels in aggregate. For our 37 hotels where renovations were completed by June 30, 2007, RevPAR growth was 12.5 percent during the third quarter, compared to the same period in the prior year. Those hotels also improved their market share index in both occupancy and ADR, compared to their competitive sets. For those hotels, Hotel EBITDA was $1.1 million higher than budget and Hotel EBTIDA margin was 85 basis points greater than budget.

We spent $204.0 million on renovations and redevelopment projects at our hotels through the nine months ended September 30, 2007, including our pro rata share of joint venture expenditures.

During the third quarter of 2007, our RevPAR increased 3.7% for our consolidated hotels largely from a 6.2% increase in ADR. Our occupancy decreased in the same period by 2.4%, compared to the same period last year. For the nine months ended September 30, 2007, our consolidated RevPAR from continuing operations increased by 2.5%, driven by a 6.6% increase in ADR and offset by a 3.9% decrease in occupancy. The increase in ADR and decrease in occupancy reflected in the quarter and nine month numbers result primarily from a combination of our renovation program and customer mix strategy.

Through the end of the third quarter, we recognized a gain of $18.5 million from the sale of 178 condominium units at our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina. We expect that the remaining six units will be sold on a selective basis to maximize their selling price.

During the nine months ended September 30, 2007, we sold 11 hotels for gross proceeds of $191 million. These were the remaining hotels to be sold pursuant to our disposition program announced in early 2006. During the course of that disposition program, we sold 45 hotels for aggregate gross proceeds of $720 million. We continue to review and evaluate our hotel portfolio and may identify additional hotels to sell based upon various factors.

Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change 2007-2006	2007	2006	% Change 2007-2006
RevPAR	$95.84	$92.43	3.7%	$96.36	$94.05	2.5%
Hotel EBITDA(1)	$73,082	$73,323	(0.3)%	$226,408	$230,122	(1.6)%
Hotel EBITDA margin(1)	28.5%	29.6%	(3.7)%	29.4%	30.4%	(3.3)%
Income from continuing operations	$8,199	$4,272	91.9%	$58,438	$23,557	148.1%
Funds From Operations (“FFO”)(1) (2)	$29,886	$23,707	26.1%	$115,184	$88,014	30.9%
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1)(3)	$66,264	$84,039	(21.2)%	$264,352	$231,047	14.4%

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

(2)

In accordance with the guidance provided by the United States Securities and Exchange Commission, or SEC, with respect to non-GAAP financial measures, FFO has not been adjusted for the following items included in net income applicable to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Impairment loss, net of minority interests	$-	$(5,874)	$-	$(14,215)
Charges related to debt extinguishment, net of minority interests	-	(216)	(811)	(1,686)
Abandoned projects	-	-	(22)	-

(3)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gain on sale of hotels, net of income tax and minority interests	$-	$17,610	$27,830	$14,748
Gain (loss) on sale of hotels in unconsolidated entities	(189)	-	10,993	-
Impairment loss, net of minority interests	-	(5,874)	-	(14,215)
Charges related to debt extinguishment, net of minority interests	-	(216)	(811)	(1,686)
Abandoned projects	-	-	(22)	-

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

For the three months ended September 30, 2007, we recorded a net loss applicable to common stockholders of $1.7 million, or $0.03 per share, compared to $10.4 million of net income applicable to common stockholders, or $0.17 per share, for the same period in 2006. We recorded income from continuing operations of $8.2 million in the quarter, compared to $4.3 million for the same period in 2006.

In the third quarter of 2007, total revenue from continuing operations increased $9.7 million, or 3.9%, compared to the same period in 2006. The increase in revenue is principally attributed to a 3.7% increase in RevPAR compared to 2006. The increase in RevPAR reflects a 6.2% increase in ADR, net of a 2.4% decrease in occupancy. We continue to experience strong RevPAR growth in aggregate at our 37 hotels where we have completed the renovations for at least a full quarter. For those 37 renovated hotels RevPAR increased 12.5% compared to prior year. These hotels experienced greater increases in ADR (6.7%) than occupancy (5.4%) principally from the change in our customer mix toward higher ADR business following our renovation upgrades. The remaining 46 hotels had a 3.3% drop in RevPAR for the quarter, compared to the same quarter last year. The change in RevPAR reflects a 5.9% increase in ADR and an 8.7% drop in occupancy, due largely to renovation displacement at these hotels. The improvement in ADR at these hotels principally comes from the intentional displacement of lower-ADR business during the renovation rather than the more profitable higher-ADR business. We continue to experience weakness in the Louisiana market because the convention business has not returned following Hurricane Katrina in 2005 and the Atlanta market because of weak group demand.

Our third quarter 2007 total operating expenses increased by $10.7 million and increased as a percentage of total revenues from 88.6% to 89.5%, compared to the same period in 2006. Most of the increase as a percentage of total revenues is attributed to increased depreciation expense and taxes, insurance and lease expense, offset by a slight decrease in corporate expenses.

In the third quarter of 2007, hotel departmental expenses (which consist of rooms expense, food and beverage expense, and other operating departments) increased $3.3 million, other property related costs (which consist of general and administrative costs, marketing costs, repairs and maintenance, utilities expense, and other costs) increased $1.7 million, and management and franchise fees increased $1.6 million compared to the same period in 2006. However, these expenses remained substantially unchanged as a percentage of total revenues compared to the same period in 2006.

In the third quarter of 2007, taxes, insurance and lease expense increased $3.0 million compared to the same period in 2006 and increased as a percentage of total revenue from 11.6% to 12.3%. The increase as a percentage of total revenue related primarily to increases in the cost of insurance and reflects the nationwide trend of increases in rates for catastrophic coverage and adverse claims experience for general liability claims that we do not expect to be recurring.

In the third quarter of 2007, depreciation expense increased by $4.6 million compared to the same period in 2006, increasing as a percent of total revenues from 9.7% to 11.1%. The increase in depreciation expense reflects our substantial capital expenditures in 2006 and the first nine months of 2007.

In the third quarter of 2007, corporate expense decreased by $3.5 million compared to the same period in 2006, decreasing as a percent of total revenues from 2.9% to 1.4%. The decrease relates primarily to a third quarter 2007 reduction in estimated corporate bonuses and severance costs recorded in the third quarter of 2006.

In the third quarter of 2007, net interest expense included in continuing operations decreased $5.4 million, or 19.2%, compared to the same period in 2006. This decrease is primarily attributable to a $163 million reduction in our average outstanding debt and a reduction in our average interest rate of approximately 16 basis points.

Discontinued operations includes the operating income, direct interest costs, and net gains on disposition related to 11 hotels sold in 2007 and 31 hotels sold in 2006. In the third quarter of 2007, our loss from discontinued operations was $0.2 million, compared to our third quarter 2006 income from discontinued operations of $15.8 million. The third quarter 2007 loss related to changes in accrual estimates for hotels sold in prior periods. The third quarter 2006 income related primarily to an $18.2 million gain on the sale related to eight hotels. The third quarter 2006 operating loss from the discontinued hotels was $0.7 million and included an impairment charge for two hotels of $5.9 million partially offset by $5.2 million of income from hotel operations, exclusive of the impairment charge.

Comparison of the Nine Months Ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, we recorded net income applicable to common stockholders of $63.3 million, or $1.02 per share, compared to $11.0 million, or $0.18 per share for the same period in 2006. We had income from continuing operations of $58.4 million for the nine months ended September 30, 2007, compared to $23.6 million for the same period in 2006. During the nine months ended September 30, 2007, we recorded an $11.0 million gain in equity in income from unconsolidated entities, related to the sale of hotels by our unconsolidated entities, and an $18.5 million gain from the sale of 178 condominium units in Myrtle Beach, South Carolina. We also had income from discontinued operations of $33.9 million, of which $28.5 million related to net gains on the sale of 11 hotels and the remainder is attributed to hotel operations prior to sale.

For the nine months ended September 30, 2007, total revenues from continuing operations increased $13.6 million, or 1.8%, compared to the same period in 2006. The increase in revenue is principally attributed to a 2.5% increase in RevPAR in the current year, partially offset by $6.2 million of revenue recorded in 2006 related to business interruption proceeds from hurricane losses. The current year increase in RevPAR resulted from a 6.6% increase in ADR, net of a 3.9% decrease in occupancy. We continue to see strong RevPAR growth in the aggregate for those hotels that renovations have been completed for a full quarter, compared to the same period in 2006. However, renovation displacement has a significant impact on the occupancy of those hotels under renovation. The improvement in ADR at these hotels principally comes from the intentional displacement of lower ADR business during the renovation rather than the more profitable higher ADR business. We also continue to experience weakness in the Louisiana market because the convention business has not returned following Hurricane Katrina in 2005 and in the Atlanta market because of weak group demand.

For the nine months ended September 30, 2007, our total operating expenses increased by $25.4 million and increased as a percentage of total revenues from 86.7% to 88.5%, compared to the same period in 2006. Most of the increase as a percentage of total revenues can be attributed to depreciation expense and taxes, insurance, and lease expense.

For the nine months ended September 30, 2007, hotel departmental expenses (which consist of rooms expense, food and beverage expense, and other operating departments) increased $4.9 million, other property related costs (which consist of general and administrative costs, marketing costs, repairs and maintenance, utilities expense, and other costs) increased $3.1 million, and management and franchise fees increased $1.3 compared to the same period in 2006. However, these expenses remained substantially unchanged as a percentage of total revenues compared to the same period in 2006.

For the nine months ended September 30, 2007, taxes, insurance and lease expense increased $8.3 million compared to the same period in 2006 and increased as a percentage of total revenues from 11.1% to 12.0%. The increase as a percentage of total revenue related primarily to percentage lease expense and insurance. Percentage lease expense is computed as a percentage of hotel revenues in excess of a base rent. Therefore, as revenues increase, percentage rent expense increases at a faster rate. Our property insurance increase reflects the nationwide trend of increases in rates for catastrophic coverage, and our increases in general liability insurance costs reflect some adverse claims experience that we do not expect to be recurring.

For the nine months ended September 30, 2007, depreciation expense increased by $10.6 million compared to the same period in 2006, increasing as a percent of total revenues from 9.2% to 10.5%. The increase in depreciation expense reflects our substantial capital expenditures in 2006 and the first nine months of 2007.

For the nine months ended September 30, 2007, net interest expense included in continuing operations for the third quarter decreased $18.1 million, or 20.9%, compared to the same period in 2006. This decrease is primarily attributable to the $167 million reduction in our average outstanding debt and a reduction in our average interest rate of approximately 37 basis points.

Discontinued operations includes the operating income, direct interest costs, and net gains on disposition related to 11 hotels sold in 2007 and 31 hotels sold in 2006. In the nine months ended September 30, 2007, our income from discontinued operations increased $17.4 million, compared to the same period in 2006. This change is principally attributed to: (i) $28.5 million in net gains from hotel dispositions in the nine months ended September 30, 2007 compared to $15.3 million in net gains from hotel dispositions in the same period of 2006; (ii) a $15.1 million impairment loss in the nine months ended September 30, 2006; and (iii) a decrease in operating income, before impairment losses, from sold hotels of $10.1 million.

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

The following tables detail our computation of FFO and EBITDA (in thousands):

Reconciliation of Net Income to FFO

(in thousands, except per share data)

	Three Months Ended September 30,
	2007			2006
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income	$7,993			$20,062
Preferred dividends	(9,678)			(9,665)
Net income (loss) applicable to common stockholders	(1,685)	61,652	$(0.03)	10,397	61,148	$0.17
Depreciation, continuing operations	28,523	-	0.46	23,917	-	0.39
Depreciation, unconsolidated entities and discontinued operations	2,895	-	0.05	6,776	-	0.11
Gain on sale of hotels, net of income tax and minority interests	-	-	-	(17,610)	-	(0.29)
Loss on sale of hotels in unconsolidated entities	189	-	-	-	-	-
Minority interest in FelCor LP	(36)	1,354	(0.01)	227	1,355	-
Conversion of options and unvested restricted stock	-	346	-	-	414	-
FFO	$29,886	63,352	$0.47	$23,707	62,917	$0.38

Reconciliation of Net Income to FFO

(in thousands, except per share data)

	Nine Months Ended September 30,
	2007			2006
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income	$92,331			$40,059
Preferred dividends	(29,034)			(29,022)
Net income applicable to common stockholders	63,297	61,908	$1.02	11,037	60,441	$0.18
Depreciation, continuing operations	80,729	-	1.30	70,096	-	1.16
Depreciation, unconsolidated entities and discontinued operations	8,606	-	0.14	21,378	-	0.35
Gain on sale of hotels, net of income tax and minority interests	(27,830)	-	(0.45)	(14,748)	-	(0.24)
Gain on sale of hotels in unconsolidated entities	(10,993)	-	(0.18)	-	-
Minority interest in FelCor LP	1,375	1,354	(0.01)	251	2,035	(0.05)
Conversion of options and unvested restricted stock	-	-	-	-	356	-
FFO	$115,184	63,262	$1.82	$88,014	62,832	$1.40

Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income applicable to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Impairment loss, net of minority interests	$-	$(5,874)	$-	$(14,215)
Charges related to debt extinguishment, net of minority interest	-	(216)	(811)	(1,686)
Abandoned projects	-	-	(22)	-

Reconciliation of Net Income to EBITDA

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$7,993	$20,062	$92,331	$40,059
Depreciation, continuing operations	28,523	23,917	80,729	70,096
Depreciation, unconsolidated entities and discontinued operations	2,895	6,776	8,606	21,378
Minority interest in FelCor Lodging LP	(36)	227	1,375	251
Interest expense	24,865	28,919	73,611	89,371
Interest expense, unconsolidated entities and discontinued operations	1,508	1,696	4,570	5,553
Amortization expense	516	2,442	3,130	4,339
EBITDA	$66,264	$84,039	$264,352	$231,047

Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gain on sale of hotels, net of income tax and minority interests	$-	$17,610	$27,830	$14,748
Gain (loss) on sale of hotels in unconsolidated entities	(189)	-	10,993	-
Impairment loss, net of minority interests	-	(5,874)	-	(14,215)
Charges related to early extinguishment of debt, net of minority interests	-	(216)	(811)	(1,686)
Abandoned projects	-	-	(22)	-

The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at September 30, 2007.

Hotel EBITDA and Hotel EBITDA Margin

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenues	$257,164	$247,464	$771,687	$758,136
Other revenue	(468)	(13)	(921)	(68)
Hotel operating revenue	256,696	247,451	770,766	758,068
Hotel operating expenses	(183,614)	(174,128)	(544,358)	(527,946)
Hotel EBITDA	$73,082	$73,323	$226,408	$230,122
Hotel EBITDA margin(1)	28.5%	29.6%	29.4%	30.4%

(1) Hotel EBITDA as a percentage of hotel operating revenue.

Reconciliation of Total Operating Expense to Hotel Operating Expense

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total operating expenses	$230,041	$219,323	$682,982	$657,540
Unconsolidated taxes, insurance and lease expense	1,990	1,747	5,588	4,896
Consolidated hotel lease expense	(16,204)	(15,861)	(47,729)	(45,864)
Corporate expenses	(3,690)	(7,164)	(15,732)	(18,530)
Abandoned projects	-	-	(22)	-
Depreciation	(28,523)	(23,917)	(80,729)	(70,096)
Hotel operating expenses	$183,614	$174,128	$544,358	$527,946

                The following tables reconcile net income to Hotel EBITDA and the ratio of operating income to total revenues to Hotel EBITDA margin.

Reconciliation of Net Income to Hotel EBITDA

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$7,993	$20,062	$92,331	$40,059
Discontinued operations	206	(15,790)	(33,893)	(16,502)
Equity in income from unconsolidated entities	(3,030)	(3,948)	(19,511)	(9,708)
Minority interests	(347)	(305)	(463)	(1,590)
Consolidated hotel lease expense	16,204	15,861	47,729	45,864
Unconsolidated taxes, insurance and lease expense	(1,990)	(1,747)	(5,588)	(4,896)
Interest expense, net	22,655	28,030	68,734	86,845
Charge-off of deferred financing costs	-	-	-	962
Early extinguishment of debt	-	-	-	438
Corporate expenses	3,690	7,164	15,732	18,530
Depreciation	28,523	23,917	80,729	70,096
Abandoned projects	-	-	22	-
Loss on sale of other assets	-	92	-	92
Gain on sale of condominiums	(354)	-	(18,493)	-
Other revenue	(468)	(13)	(921)	(68)
Hotel EBITDA	$73,082	$73,323	$226,408	$230,122

Reconciliation of Ratio of Operating Income to Total Revenues to Hotel EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratio of operating income to total revenues	10.5%	11.4%	11.5%	13.3%
Other revenues	(0.2)	-	(0.1)	-
Unconsolidated taxes, insurance and lease expense	(0.6)	(0.8)	(0.7)	(0.6)
Consolidated hotel lease expense	6.3	6.4	6.2	6.1
Corporate expenses	1.4	2.9	2.0	2.4
Depreciation	11.1	9.7	10.5	9.2
Hotel EBITDA margin	28.5%	29.6%	29.4%	30.4%

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

Hotel Portfolio Composition

The following tables set forth, for 83 hotels included in our consolidated portfolio of continuing operations as of September 30, 2007, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment.

Brand	Hotels	Rooms	% of Total Rooms	% of 2006 Hotel EBITDA
Embassy Suites	47	12,127	51	57
Holiday Inn	17	6,305	26	18
Sheraton and Westin	9	3,217	13	15
Doubletree	7	1,471	6	7
Other	3	962	4	3

Top Markets
South Florida area	5	1,434	6	7
Atlanta	5	1,462	6	7
San Francisco Bay area	6	2,141	9	6
Los Angeles area	4	898	4	5
Orlando	5	1,690	7	5
Dallas	4	1,333	6	5
Phoenix	3	798	3	4
San Diego	1	600	2	4
Minneapolis	3	736	3	4
Northern New Jersey	3	756	3	3
Washington, D.C.	1	443	2	3
Philadelphia	2	729	3	3
Chicago	3	795	3	3
San Antonio	3	874	4	3
Boston	2	532	2	3

Location
Suburban	33	8,360	35	38
Urban	20	6,362	26	25
Airport	20	6,203	26	24
Resort	10	3,157	13	13

Segment
Upper-upscale	65	17,374	72	81
Full service	17	6,305	26	18
Upscale	1	403	2	1

Hotel Operating Statistics

The following tables set forth historical occupancy, ADR and RevPAR at September 30, 2007 and 2006, and the percentage changes therein between the periods presented, for our hotels included in our consolidated portfolio of continuing operations.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	%Variance	2007	2006	%Variance
Embassy Suites	70.9	75.0	(5.5)	72.9	76.3	(4.5)
Holiday Inn	73.9	71.1	4.0	70.3	72.6	(3.2)
Sheraton and Westin(a)	68.9	73.0	(5.6)	69.8	72.2	(3.4)
Doubletree	75.5	76.3	(1.1)	72.8	76.5	(4.8)
Other(b)	82.2	77.9	5.5	71.3	71.1	0.3

Total	72.1	73.9	(2.4)	71.7	74.6	(3.9)

	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	%Variance	2007	2006	%Variance
Embassy Suites	141.35	132.27	6.9	143.55	134.45	6.8
Holiday Inn	120.11	112.46	6.8	116.87	109.53	6.7
Sheraton and Westin(a)	120.30	115.38	4.3	126.51	120.91	4.6
Doubletree	137.62	126.73	8.6	144.29	130.38	10.7
Other(b)	144.53	140.70	2.7	138.82	133.39	4.1

Total	132.87	125.06	6.2	134.35	126.06	6.6

	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	%Variance	2007	2006	%Variance
Embassy Suites	100.17	99.23	0.9	104.61	102.63	1.9
Holiday Inn	88.75	79.91	11.1	82.20	79.56	3.3
Sheraton and Westin(a)	82.89	84.23	(1.6)	88.25	87.28	1.1
Doubletree	103.90	96.74	7.4	105.06	99.72	5.4
Other(b)	118.86	109.64	8.4	98.93	94.78	4.4

Total	95.84	92.43	3.7	96.36	94.05	2.5

(a)	Includes eight Sheraton hotels and one Westin hotel.
(b)	Other hotels include two Hilton hotels and one Crowne Plaza® hotel.

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	%Variance	2007	2006	%Variance
South Florida area	61.5	72.6	(15.3)	73.5	79.8	(8.0)
Atlanta	74.3	75.0	(0.9)	75.6	77.4	(2.3)
San Francisco Bay area	85.6	84.0	2.0	77.2	77.9	(1.0)
Los Angeles area	79.7	78.6	1.4	78.8	77.0	2.3
Orlando	73.2	72.6	0.8	77.6	78.9	(1.6)
Dallas	59.0	69.0	(14.5)	65.1	71.8	(9.4)
Phoenix	56.1	64.5	(13.0)	68.6	73.9	(7.2)
San Diego	76.3	88.4	(13.7)	76.2	83.7	(8.9)
Minneapolis	84.0	77.9	7.8	77.3	71.5	8.1
Northern New Jersey	77.8	70.7	10.0	71.5	70.4	1.6
Washington, D.C.	66.6	69.6	(4.2)	67.7	67.5	0.3
Philadelphia	77.6	82.1	(5.5)	68.7	74.9	(8.2)
Chicago	82.1	80.2	2.3	72.0	76.3	(5.7)
San Antonio	78.7	77.0	2.2	78.0	79.3	(1.6)
Boston	79.6	82.3	(3.2)	67.3	76.4	(11.9)
	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	%Variance	2007	2006	%Variance
South Florida area	111.43	105.94	5.2	153.29	141.89	8.0
Atlanta	119.91	114.86	4.4	122.05	118.78	2.7
San Francisco Bay area	149.81	137.42	9.0	140.64	130.40	7.8
Los Angeles area	170.50	154.15	10.6	159.98	143.86	11.2
Orlando	90.58	89.52	1.2	105.83	100.38	5.4
Dallas	119.49	108.51	10.1	124.41	112.61	10.5
Phoenix	109.45	104.57	4.7	146.23	131.46	11.2
San Diego	157.76	144.02	9.5	155.45	139.69	11.3
Minneapolis	147.92	142.85	3.5	143.61	137.73	4.3
Northern New Jersey	157.09	146.47	7.2	155.90	147.14	6.0
Washington, D.C.	156.22	152.17	2.7	166.00	161.03	3.1
Philadelphia	137.41	128.58	6.9	136.45	127.48	7.0
Chicago	133.57	128.36	4.1	131.51	122.57	7.3
San Antonio	110.80	107.27	3.3	110.49	104.40	5.8
Boston	164.62	159.21	3.4	156.12	151.17	3.3
	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	%Variance	2007	2006	%Variance
South Florida area	68.52	76.88	(10.9)	112.61	113.27	(0.6)
Atlanta	89.14	86.15	3.5	92.31	91.95	0.4
San Francisco Bay area	128.30	115.42	11.2	108.53	101.61	6.8
Los Angeles area	135.86	121.19	12.1	126.03	110.75	13.8
Orlando	66.29	65.01	2.0	82.15	79.19	3.7
Dallas	70.55	74.89	(5.8)	80.95	80.91	0.1
Phoenix	61.45	67.48	(8.9)	100.30	97.13	3.3
San Diego	120.38	127.32	(5.5)	118.50	116.87	1.4
Minneapolis	124.22	111.25	11.7	110.95	98.46	12.7
Northern New Jersey	122.14	103.55	18.0	111.43	103.53	7.6
Washington, D.C.	104.12	105.91	(1.7)	112.39	108.65	3.4
Philadelphia	106.62	105.55	1.0	93.74	95.44	(1.8)
Chicago	109.60	102.93	6.5	94.69	93.54	1.2
San Antonio	87.16	82.57	5.6	86.16	82.76	4.1
Boston	131.01	130.96	0.0	105.10	115.49	(9.0)

Liquidity and Capital Resources

Our principal source of cash to meet our cash requirements, including distributions to stockholders and repayments of indebtedness, is from hotel operations. For the nine months ended September 30, 2007, net cash flow provided by operating activities, consisting primarily of hotel operations, was $112.4 million. At September 30, 2007, we had cash and cash equivalents of $155.6 million, including approximately $44.1 million held under management agreements to meet minimum working capital requirements.

We have committed to spend approximately $440 million over a three-year period, commencing in late 2006, to renovate our core hotels. We have also committed to spend approximately $60 million for four previously announced redevelopment projects. At September 30, 2007, we had approximately $150 million remaining to spend on the renovation projects and approximately $47 million for redevelopment projects, which will be funded from cash on hand. In the second quarter of 2007, we completed the sale of our non-strategic hotels. From December 2005 through June 30, 2007, we sold 45 non-strategic hotels, generating aggregate gross proceeds of approximately $720 million. In 2006, we used a portion of these proceeds to repay approximately $400 million of debt, and we are using the remaining proceeds to fund our hotel renovations and redevelopment projects.

In 2007, we paid common dividends of $0.25 per share for both the fourth quarter 2006 and first quarter 2007, and $0.30 per share for both second and third quarter 2007. Our board of directors will determine the amounts of future common and preferred dividends for each quarter, by taking into consideration the actual operating results for that quarter, general economic conditions, other operating trends, our financial condition, capital requirements, and the minimum REIT distribution requirements.

Development of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina, was substantially completed in the first quarter of 2007. Through September 30, 2007, we closed on the sale of 178 units and received aggregate net proceeds, after repayment of the construction loan, of $20.2 million. We expect sales of the remaining six units to be sold on a selective basis to maximize the selling price.

We expect that our cash flow provided by operating activities for 2007 will be approximately $165 to $167 million. During the nine months ended September 30, 2007, we experienced significant displacement from hotel renovation that reduced revenues and Hotel EBITDA margins and we expect the effect of ongoing renovation displacement for the remainder of 2007 to be significant. Our cash flow forecast assumes RevPAR will increase by approximately 3% to 4%, and our Hotel EBITDA margin will decrease approximately 60 basis points. Our current operating plan for 2007 contemplates that we will make aggregate common dividend payments of $70 million, preferred dividend payments of $39 million and $13 million in normal recurring principal payments, leaving surplus cash flow (before capital expenditures, additional debt reduction or sale of hotels) of approximately $43 to $45 million. For the full year 2007, we plan to spend approximately $250 million for capital expenditures, which will be funded from hotel and condominium sale proceeds and cash.

We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses, that can fluctuate disproportionately to revenues. Operating expenses are difficult to predict and control, which can produce volatility in our operating results. If our hotel RevPAR decreases and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could be adversely affected.

Debt

Line of Credit

In August 2007, we amended our line of credit agreement to increase the amount available under the line from $125 million to $250 million, provide the ability to further increase the facility up to $500 million under certain conditions, reduce certain fees and costs including the interest rates applicable to borrowings, improve certain financial covenants and extend the initial maturity from January 2009 to August 2011 with the right to extend for an additional one-year period under certain conditions. At September 30, 2007, we had no borrowings outstanding under our line of credit. The interest rate on our line of credit was LIBOR plus 0.80% at September 30, 2007.

Construction Loan

Development of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina was substantially completed in the first quarter of 2007. Through September 30, 2007, we closed on the sale of 178 units, and a portion of the proceeds of those sales were used to repay the outstanding balance on our construction loan in May 2007.

Mortgage Debt

At September 30, 2007, we had aggregate mortgage indebtedness of approximately $780.5 million that was secured by 43 of our consolidated hotels with an aggregate book value of approximately $1.0 billion. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Our mortgage debt generally contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. All of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

Senior Notes

We are subject to various financial covenants and debt incurrence tests with respect to our senior notes. If we were unable to continue to satisfy the incurrence test, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions, or paying dividends on our preferred or common stock, except to the extent necessary to satisfy the REIT qualification requirement that we distribute at least 90% of our taxable income. We currently anticipate that we will meet our financial covenant and incurrence tests, based on current RevPAR expectations.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competition may, however, require our hotels to reduce room rates in the near term and may limit their ability to raise room rates in the future. We are also subject to the risk that inflation will cause increases in hotel operating expenses disproportionately to revenues. If competition requires our hotels to reduce room rates or limits their ability to raise room rates in the future, they may not be able to adjust their room rates to reflect the effects of inflation in full, in which case our operating results and liquidity could be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2007, approximately 62.9% of our consolidated debt had fixed interest rates. Currently, market interest rates are below the rates we are obligated to pay on our fixed-rate debt. The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents scheduled maturities and weighted average interest rates, by maturity dates. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates.

Interest Rate Sensitivity

at September 30, 2007

(dollars in thousands)

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Liabilities
Fixed rate:
Debt	$3,295	$13,733	$142,240	$274,417	$303,030	$78,235	$814,950	$848,406
Average interest rate	7.98%	7.99%	7.27%	8.70%	8.49%	6.53%	8.15%
Floating rate:
Debt	-	265,500	-	-	215,000	-	480,500	480,500
Average interest rate	-	5.47%	-	-	7.00%	-	6.15%
Total debt	$3,295	$279,233	$142,240	$274,417	$518,030	$78,235	$1,295,450
Average interest rate	7.98%	5.59%	7.27%	8.70%	7.87%	6.53%	7.41%
Net discount							(900)
Total debt							$1,294,550

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

PART II. -- OTHER INFORMATION

Item 5.  Other Information

(a)	Richard A. Smith Employment Agreement

On November 6, 2007, the Board of Directors of FelCor Lodging Trust Incorporated (the “Company”) approved a new employment agreement with Richard A. Smith, the Company’s President and Chief Executive Officer. The agreement, which was recommended by the Compensation Committee of the Board, was entered into as of October 19, 2007 to be effective as of October 1, 2007 (subject to Board approval) and expires on January 1, 2012, subject to automatic renewal periods of 12 months unless terminated upon prior notice of either party. Under the agreement, Mr. Smith will receive an annual base salary of no less than $600,000.00, subject to annual adjustment. He will also be eligible to receive a cash bonus based upon certain threshold levels of achievement ranging from 50% of base salary to 200% of base salary. In addition, Mr. Smith will be eligible to receive an annual grant of restricted stock worth no less than 200% of his then-current base salary. The restricted stock will vest on the fourth anniversary of the grant date, subject, in part, to certain vesting restrictions; a portion of Mr. Smith’s restricted shares may vest in earlier annual increments, subject to attainment of certain threshold levels of achievement determined annually by the Compensation Committee. In addition, upon approval of the agreement by the Company’s Board of Directors, the Company issued to Mr. Smith 250,000 shares of restricted stock of the Company, of which 125,000 shares will vest incrementally from 2009 through 2012 on January 1st of each year in the following increments: 10% in 2009, 15% in 2010, 25% in 2011 and 50% in 2012; and 125,000 shares will vest from 2009 through 2012 on January 1st of each year in increments ranging from 10,146 to 31,250 shares per year, subject to the attainment of certain threshold levels of achievement. Any of the latter 125,000 shares of restricted stock that initially fail to vest as the result of the failure to meet the performance criteria will not be immediately forfeited but will remain outstanding and may vest upon the fulfillment of additional conditions based upon the Company’s performance or at the discretion of the Compensation Committee or the Board.

The agreement contains restrictive covenants protecting the confidential information of the Company, restricting the solicitation of employees, and imposing non-interference obligations during Mr. Smith’s employment and for specified periods thereafter. The agreement incorporates the terms of the 2007 Change in Control and Severance Agreement previously entered into between the Company and Mr. Smith, the form of which was filed with the Securities and Exchange Commission on Form 8-K on October 26, 2007. The foregoing summary of the material terms of the agreement is qualified in its entirety by the text of the agreement, a copy of which is attached as Exhibit 10.1 hereto and incorporated by reference herein.

Item 6.	Exhibits

The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
10.1	Executive Employment Agreement dated October 19, 2007, between the Company and Richard A. Smith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: November 8, 2007	By:	/s/ Lester C. Johnson
Name: Lester C. Johnson Title: Senior Vice President, Chief Accounting Officer