Form 10-K/A
period 2006-12-31
FelCor Lodging Trust Inc
filed 2008-01-09
CIK 923603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
Amendment No. 1
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

Explanatory Note
     FelCor Lodging Trust Incorporated is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 1, 2007, for the purpose of including the conformed signatures of PricewaterhouseCoopers LLP, which were inadvertently omitted in the originally filed 10-K, on the Report of Independent Registered Public Accounting Firm, in Part II, Item 8., and on the Consent of PricewaterhouseCoopers LLP, filed as exhibit 23 in Part IV, Item 15.
     Other than as set forth above, we have not modified in any way the information in our Form 10-K for the fiscal year ended December 31, 2006.

FELCOR LODGING TRUST INCORPORATED

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
/s/ PricewaterhouseCoopers LLP
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
     At December 31, 2006, of the 83 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 18, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed nine, and
     (iv) independent management companies managed two.
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

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Investment in Unconsolidated Entities — (continued)
     Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	2006	2005	2004
Total revenues	$83,766	$75,396	$67,902
Net income	$26,764	$21,801	$33,746	(a)

Net income attributable to FelCor	$13,382	$11,348	$18,483
Preferred return	—	516	516
Depreciation of cost in excess of book value.	(1,845)	(1,695)	(1,878)

Equity in income from unconsolidated entities	$11,537	$10,169	$17,121

(a)	Includes $17.5 million from the gain on the sale of residential condominium development in Myrtle Beach, South Carolina, which was realized in 2004. Our share of the gain was $8.8 million. We also recorded additional gains of $1.9 million in our equity in income from unconsolidated entities to reflect the differences between our historical basis in the assets sold and the basis recorded by the condominium joint venture.
     A summary of the components of our investment in unconsolidated entities as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Hotel investments	$48,641	$43,117
Cost in excess of book value of hotel investments	61,253	63,098
Land and condominium investments	3,513	4,270
Hotel lessee investments	(1,691)	(1,223)

	$111,716	$109,262

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

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt — (continued)
     During the fourth quarter of 2006, we redeemed all of our outstanding $290 million senior floating rate notes due 2011 and all of our outstanding $125 million 75/2% senior notes due 2007. In addition, we repaid $137 million of outstanding debt secured by mortgages on certain of our hotels. Proceeds from our October 2006 senior note offering and November 2006 mortgage debt facility, together with cash proceeds from hotel sales were used to fund the redemption of senior notes and the repayment of the mortgage debt.
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

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Fair Value of Financial Instruments — (continued)
     Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) debt is based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) our interest rate swaps and the hedged debt are recorded at estimates of fair value, which are based on the amount that we estimate we would currently receive upon termination of these instruments at current market rates and with reasonable assumptions about relevant future market conditions. The estimated fair value of our debt was $1.4 billion at December 31, 2006.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Income Taxes — (continued)
Summary of TRS’s net deferred tax asset:
     At December 31, 2006 and 2005, our TRS had a deferred tax asset, prior to any valuation allowance, primarily comprised of the following (in thousands):

	2006	2005
Accumulated net operating losses of our TRS	$119,850	$162,827
Tax property basis in excess of book	1,128	—
Accrued employee benefits not deductible for tax	9,111	9,695
Bad debt allowance not deductible for tax	367	837

Gross deferred tax assets	130,456	173,359
Valuation allowance	(130,456)	(133,138)

Deferred tax asset after valuation allowance	—	40,221

Gross deferred tax liability — book property basis in excess of tax	—	(40,221)

Net deferred tax asset	$—	$—

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

Preferred Stock — Series A
Ordinary income	$1.95	100.00	$1.95	100.00	$0.0425	2.18
Return of capital	—	—	—	—	1.9075	97.82

	$1.95	100.00	$1.95	100.00	$1.9500	100.00

Preferred Stock — Series B
Ordinary income	$—	—	$1.125	100.00	$0.0491	2.18
Return of capital	—	—	—	—	2.2009	97.82

	$—	—	$1.125	100.00	$2.2500	100.00

Preferred Stock — Series C
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
     In 2006, we borrowed $215 million of debt, that was paid directly to a lender, repaying $215 million of debt.
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
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Recently Issued Statements of Financial Accounting Standards – (continued)
whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.
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

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Total revenues	$251,407	$259,265	$247,464	$232,902
Net income (loss) from continuing operations	$6,859	$12,478	$4,272	$(15,044)
Discontinued operations	$2,993	$(2,333)	$15,790	$26,030
Net income	$9,852	$10,145	$20,062	$10,986
Net income (loss) applicable to common stockholders	$174	$467	$10,396	$1,295
Comprehensive income	$9,560	$12,305	$19,266	$6,151
Basic and diluted per common share data:
Net income (loss) from continuing operations	$(0.05)	$0.05	$(0.10)	$(0.40)
Discontinued operations	$0.05	$(0.04)	$0.27	$0.42

Net income	$—	$0.01	$0.17	$0.02

Basic weighted average common shares outstanding	59,660	60,355	61,148	61,268

Diluted weighted average common shares outstanding	59,660	60,626	61,148	61,268

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Total revenues	$216,900	$240,777	$234,323	$222,655
Net income (loss) from continuing operations	$(4,284)	$6,208	$(797)	$(18,043)
Discontinued operations	$(3,730)	$4,143	$12,055	$(247,167)
Net income (loss)(a)	$(8,014)	$10,351	$11,258	$(265,210)
Net loss applicable to common stockholders	$(18,105)	$(4,656)	$105	$(274,889)
Comprehensive income (loss)	$(6,631)	$8,722	$15,169	$(265,053)
Basic and diluted per common share data:
Net loss from continuing operations	$(0.24)	$(0.15)	$(0.20)	$(0.47)
Discontinued operations	$(0.06)	$0.07	$0.20	$(4.15)

Net loss	$(0.30)	$(0.08)	$—	$(4.62)

Basic weighted average common shares outstanding	59,416	59,404	59,442	59,453

Diluted weighted average common shares outstanding	59,416	59,404	59,442	59,453

(a)	The fourth quarter net loss in 2005 includes an impairment charge of $263 million.
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

FELCOR LODGING TRUST INCORPORATED
Schedule III — Real Estate and Accumulated Depreciation
as of December 31, 2006
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period			Accumulated			Life Upon
			Buildings		Buildings		Buildings		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Atlanta — Buckhead, GA (1)	34,864	7,303	38,996	(300)	1,907	7,003	40,903	47,906	10,236	1988	10/17/1996	15 - 40 Yrs
Atlanta — Galleria, GA (8)	15,217	5,052	28,507	0	1,505	5,052	30,012	35,064	7,045	1990	6/30/1997	15 - 40 Yrs
Atlanta – Gateway-Atlanta Airport, GA (3)	0	5,113	22,857	1	266	5,114	23,123	28,237	5,491	1986	6/30/1997	15 - 40 Yrs
Chicago – Northshore/Deerfield (Northbrook), IL (1)	15,108	2,305	20,054	0	967	2,305	21,021	23,326	5,418	1987	6/20/1996	15 - 40 Yrs
Chicago O’Hare Airport, IL (3)	21,134	8,178	37,043	0	2,297	8,178	39,340	47,518	9,137	1994	6/30/1997	15 - 40 Yrs
Indianapolis North, IN (1)	12,861	0	0	5,125	14,124	5,125	14,124	19,249	6,990	1986	8/1/1996	15 - 40 Yrs
Lexington – Lexington Green, KY (9)	17,721	1,955	13,604	0	431	1,955	14,035	15,990	3,756	1987	1/10/1996	15 - 40 Yrs
Baton Rouge, LA (1)	10,065	2,350	19,092	0	1,202	2,350	20,294	22,644	5,449	1985	1/3/1996	15 - 40 Yrs
New Orleans, LA (1)	29,760	3,647	31,993	0	7,283	3,647	39,276	42,923	12,295	1984	12/1/1994	15 - 40 Yrs
New Orleans — French Quarter, LA (2)	0	0	50,732	14	8,526	14	59,258	59,272	12,173	1969	7/28/1998	15 - 40 Yrs
Boston — Government Center, MA (7)	0	0	45,192	0	6,166	0	51,358	51,358	12,929	1968	7/28/1998	15 - 40 Yrs
Boston — Marlborough, MA (1)	18,685	948	8,143	761	13,440	1,709	21,583	23,292	5,414	1988	6/30/1995	15 - 40 Yrs
Baltimore — BWI Airport, MD (1)	22,031	2,568	22,433	0	1,842	2,568	24,275	26,843	5,933	1987	3/20/1997	15 - 40 Yrs
Minneapolis — Airport, MN (1)	19,882	5,417	36,508	24	1,652	5,441	38,160	43,601	10,122	1986	11/6/1995	15 - 40 Yrs
Minneapolis — Bloomington, MN (1)	18,350	2,038	17,731	0	982	2,038	18,713	20,751	4,545	1980	2/1/1997	15 - 40 Yrs
St Paul- Downtown, MN (1)	4,452	1,156	17,315	0	934	1,156	18,249	19,405	4,802	1983	11/15/1995	15 - 40 Yrs
Charlotte SouthPark, NC (4)	0	1,458	12,681	0	2,264	1,458	14,945	16,403	1,806	N/A	7/12/2002	15 - 40 Yrs
Raleigh, NC (4)	17,290	2,124	18,476	0	1,410	2,124	19,886	22,010	4,612	1987	7/28/1997	15 - 40 Yrs
Piscataway-Somerset, NJ (1)	18,893	1,755	17,563	0	1,590	1,755	19,153	20,908	5,061	1988	1/10/1996	15 - 40 Yrs
Philadelphia –Historic District, PA (2)	0	3,164	27,535	7	6,978	3,171	34,513	37,684	8,120	1972	7/28/1998	15 - 40 Yrs
Philadelphia Society Hill, PA (3)	28,742	4,542	45,121	0	2,568	4,542	47,689	52,231	11,008	1986	10/1/1997	15 - 40 Yrs
Pittsburgh at University Center (Oakland), PA (7)	15,500	0	25,031	0	2,504	0	27,535	27,535	5,934	1988	11/1/1998	15 - 40 Yrs
Charleston -Mills House (Historic Downtown), SC (2)	25,538	3,251	28,295	7	2,145	3,258	30,440	33,698	5,992	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach – At Kingston Plantation, SC (1)	0	2,940	24,988	0	2,479	2,940	27,467	30,407	6,719	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (12)	0	9,000	17,689	5	6,223	9,005	23,912	32,917	5,846	1974	7/23/2002	15 - 40 Yrs
Nashville- Airport/Opryland Area, TN (1)	0	1,118	9,506	0	774	1,118	10,280	11,398	3,747	1985	7/28/1994	15 - 40 Yrs
Nashville — Opryland/Airport (Briley Parkway), TN (7)	0	0	27,734	0	2,945	0	30,679	30,679	7,591	1981	7/28/1998	15 - 40 Yrs
Austin, TX (4)	8,783	2,508	21,908	0	2,486	2,508	24,394	26,902	5,877	1987	3/20/1997	15 - 40 Yrs
Corpus Christi, TX (1)	4,866	1,113	9,618	51	3,336	1,164	12,954	14,118	3,266	1984	7/19/1995	15 - 40 Yrs
Dallas — DFW International Airport South, TX (1)	19,302	0	35,156	4,041	843	4,041	35,999	40,040	7,721	1985	7/28/1998	15 - 40 Yrs
Dallas — Love Field, TX (1)	16,500	1,934	16,674	0	1,647	1,934	18,321	20,255	5,029	1986	3/29/1995	15 - 40 Yrs
Dallas — Market Center, TX (1)	0	2,560	23,751	0	744	2,560	24,495	27,055	5,801	1980	6/30/1997	15 - 40 Yrs
Dallas — Park Central, TX (11)	0	4,513	43,125	762	5,282	5,275	48,407	53,682	9,821	1983	6/30/1997	15 - 40 Yrs

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
          Included herein at pages 4 through 36.
(2)	Financial Statement Schedules.
          The following financial statement schedule is included herein at pages 37 through 39.
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
(b)	Exhibits.
          The following exhibits are provided pursuant to the provisions of Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

4.1	Articles of Amendment and Restatement dated June 22, 1995, amending and restating the Charter of FelCor Lodging Trust Incorporated (“FelCor”), as amended or supplemented by Articles of Merger dated June 23, 1995, Articles Supplementary dated April 30, 1996, Articles of Amendment dated August 8, 1996, Articles of Amendment dated June 16, 1997, Articles of Amendment dated October 30, 1997, Articles Supplementary filed May 6, 1998, Articles of Merger and Articles of Amendment dated July 27, 1998, Certificate of Correction dated March 11, 1999, Certificate of Correction to the Articles of Merger between FelCor and Bristol Hotel Company, dated August 30, 1999, Articles Supplementary, dated April 1, 2002, Certificate of Correction, dated March 29, 2004, to Articles Supplementary filed May 2, 1996, Articles Supplementary filed April 2, 2004, Articles Supplementary filed August 20, 2004, Articles Supplementary filed April 6, 2005, and Articles Supplementary filed August 29, 2005 (filed as Exhibit 4.1 to FelCor’s Registration Statement on Form S-3 (Registration No. 333-128862) and incorporated herein by reference).

4.2	Bylaws of FelCor, as amended (filed as Exhibit 4.2 to FelCor’s Registration Statement on Form S-3 (Registration File No. 333-128862) and incorporated herein by reference).

4.3	Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

4.4	Form of Share Certificate for $1.95 Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.4 to FelCor’s Form 8-K, dated May 1, 1996, and incorporated herein by reference).

4.5	Form of Share Certificate for 8% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 4.10.1 to FelCor’s Form 8-K, dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

4.6	Deposit Agreement, dated April 7, 2005, between FelCor and SunTrust Bank, as preferred share depositary (filed as Exhibit 4.11.1 to FelCor’s Current Report on Form 8-K dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

4.6.1	Supplement and Amendment to Deposit Agreement, dated August 30, 2005, between the Company and SunTrust Bank, as depositary (filed as Exhibit 4.11.2 to FelCor’s Current Report on Form 8-K dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

4.7	Form of Depositary Receipt evidencing the Depositary Shares, which represent the 8% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 4.12.1 to FelCor’s Form 8-K, dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

4.8	Indenture, dated as of June 4, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9 to FelCor’s Form 8-K dated as of June 4, 2001, and filed June 14, 2001, and incorporated herein by reference).

4.8.1	First Supplemental Indenture, dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 (Registration File No. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.8.2	Second Supplemental Indenture, dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9.2 to the 2002 Form 10-K and incorporated herein by reference).

4.8.3	Third Supplemental Indenture, dated as of January 25, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantors named therein and SunTrust Bank, as trustee (filed as Exhibit 4.9.3 to the 2005 Form 10-K and incorporated herein by reference).

4.8.4	Fourth Supplemental Indenture, dated as of December 31, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantor named therein and U.S. Bank National Association, as successor to SunTrust Bank, as trustee (filed as Exhibit 4.8.4 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”) and incorporated herein by reference).

4.9	Indenture dated October 31, 2006 by and among FelCor LP, FelCor, certain subsidiary guarantors named therein, FelCor Holdings Trust, as pledgor, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

4.9.1	First Supplemental Indenture, dated as of December 31, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantor named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.9.1 to FelCor’s 2006 Form 10-K and incorporated herein by reference).

10.1	Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of December 31, 2001 (filed as Exhibit 10.1 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”), and incorporated herein by reference.)

10.1.1	First Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated April 1, 2002 (filed as Exhibit 10.1.1 to FelCor’s Form 8-K dated April 1, 2002, and filed on April 4, 2002, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.1.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated August 31, 2002 (filed as Exhibit 10.1.2 to the 2002 Form 10-K and incorporated herein by reference).

10.1.3	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated October 1, 2002 (filed as Exhibit 10.1.3 to the 2002 Form 10-K and incorporated herein by reference).

10.1.4	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of July 1, 2003 (filed as Exhibit 10.1.4 to FelCor’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.1.5	Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 2, 2004 (filed as Exhibit 10.1.5 to FelCor’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.1.6	Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 23, 2004 (filed as Exhibit 10.1.6 to FelCor’s Form 8-K dated as of, and filed on, August 26, 2004, and incorporated herein by reference).

10.1.7	Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 7, 2005, which contains Addendum No. 4 to the Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership (filed as Exhibit 10.1.8 to FelCor’s Form 8-K, dated April 6, 2006, and filed on April 11, 2005, and incorporated herein by reference).

10.1.8	Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 30, 2005 (filed as Exhibit 10.1.9 to FelCor’s Form 8-K, dated August 29, 2005, and filed September 2, 2005, and incorporated herein by reference).

10.2.1	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of InterContinental Hotels, as manager, with respect to FelCor’s InterContinental Hotels branded hotels (included as an exhibit to the Leasehold Acquisition Agreement, which was filed as Exhibit 10.28 to FelCor’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.2.2	Omnibus Agreement between FelCor and all its various subsidiaries, controlled entities and affiliates, and Six Continents Hotels, Inc. and all its various subsidiaries, controlled entities and affiliates, with respect to FelCor’s InterContinental Hotels branded hotels (filed as Exhibit 10.2.2 to the 2005 Form 10-K and incorporated herein by reference).

10.3.1	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective prior to July 28, 2004 (filed as Exhibit 10.5 to the 2001 Form 10-K and incorporated herein by reference).

10.3.2	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective July 28, 2004 (filed as Exhibit 10.3.2 to FelCor’s Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”) and incorporated herein by reference).

10.4	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Doubletree and Doubletree Guest Suites branded hotels (filed as Exhibit 10.6 to the 2001 Form 10-K and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.5	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Starwood Hotels & Resorts, Inc., as manager, with respect to FelCor’s Sheraton and Westin branded hotels (filed as Exhibit 10.7 to the 2001 Form 10-K and incorporated herein by reference).

10.6	Executive Employment Agreement, dated effective as of February 1, 2006, between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.36 to FelCor’s Form 8-K, dated February 7, 2006, and filed on February 13, 2006 and incorporated herein by reference).

10.7	Executive Employment Agreement, dated effective as of February 1, 2006, between FelCor and Richard A. Smith (filed as Exhibit 10.37 to FelCor’s Form 8-K, dated February 7, 2006, and filed on February 13, 2006 and incorporated herein by reference).

10.8	Form of Amended and Restated Change in Control and Severance Agreement for executive officers of FelCor (filed as Exhibit 10.8 to FelCor’s 2006 Form 10-K and incorporated herein by reference).

10.9	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.10	1995 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9.2 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.11	Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2005 (filed as Exhibit 10.11 to FelCor’s 2006 Form 10-K and incorporated herein by reference).

10.12	1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-66041) and incorporated herein by reference).

10.13	2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to the 2002 Form 10-K and incorporated herein by reference).

10.14	Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (Registration File No. 333-50509) and incorporated herein by reference).

10.15	Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 99.2 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (Registration File No. 333-50509) and incorporated herein by reference).

10.16	Form of Nonstatutory Stock Option Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.16 to the 2004 Form 10-K and incorporated herein by reference).

10.17	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference).

10.18	FelCor Lodging Trust Incorporated 2005 Restricted Stock and Stock Option Plan (filed as Exhibit 4.4 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-126228) and incorporated herein by reference).

10.19	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor applicable to grants in 2005 and thereafter (filed as Exhibit 10.33 to FelCor’s Form 8-K dated April 26, 2005, and filed on May 2, 2005, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.20	Summary of Annual Compensation Program for Directors of FelCor (filed as Exhibit 10.18 to the 2004 Form 10-K and incorporated herein by reference).

10.21	Summary of 2006 Performance Criteria for Annual Incentive Bonus Award Program (filed as Exhibit 10.38 to FelCor’s Form 8-K, dated February 17, 2006, and filed on February 22, 2006 and incorporated herein by reference).

10.22	Employment Separation, Consulting and Release Agreement between FelCor and June C. McCutchen dated as of September 7, 2006 (filed as Exhibit 99.1 to FelCor’s Form 8-K, dated November 13, 2006, and filed on November 17, 2006 and incorporated herein by reference).

10.23	Summary of verbal arrangement for retirement benefits for Lawrence D. Robinson (filed as Exhibit 99.1 to FelCor’s Form 8-K, dated January 1, 2007, and filed on January 5, 2007 and incorporated herein by reference).

10.24.1	Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P., as Mortgagor, and The Prudential Insurance Company of America, as Mortgagee (filed as Exhibit 10.23 to the March 1999 10-Q and incorporated herein by reference).

10.24.2	Promissory Note, dated April 1, 1999, in the original principal amount of $100,000,000, made by FelCor/CSS Holdings, Ltd., payable to the order of The Prudential Insurance Company of America (filed as Exhibit 10.23.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1999 (the “June 1999 10-Q”) and incorporated herein by reference).

10.25.1	Form Deed of Trust and Security Agreement and Fixture Filing with Assignment of Leases and Rents, each dated as of April 20, 2000, from FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, as Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.22.3 (filed as Exhibit 10.24 to FelCor’s Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”) and incorporated herein by reference).

10.25.2	Form of Accommodation Cross-Collateralization Mortgage and Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America (filed as Exhibit 10.24.1 to the June 2000 10-Q and incorporated herein by reference).

10.25.3	Form of fourteen separate Promissory Notes, each dated April 20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each separately payable to the order of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, respectively, in the respective original principal amounts of $13,500,000 (Phoenix (Crescent), Arizona), $13,500,000 (Phoenix (Crescent), Arizona), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia), $12,500,000 (Chicago O’Hare Airport, Illinois), $12,500,000 (Chicago O’Hare Airport, Illinois), $3,500,000 (Lexington, Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000 (Philadelphia Society Hill, Philadelphia), $17,000,000 (Philadelphia Society Hill, Philadelphia), $10,500,000 (South Burlington, Vermont) and $10,500,000 (South Burlington, Vermont) (filed as Exhibit 10.24.2 to the June 2000 10-Q and incorporated herein by reference).

10.26.1	Form Deed of Trust and Security Agreement, each dated as of May 2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P., each as Borrower, in favor of The Chase Manhattan Bank, as

Exhibit
Number	Description of Exhibit

Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.23.2 (filed as Exhibit 10.25 to the June 2000 10-Q and incorporated herein by reference).

10.26.2	Form of eight separate Promissory Notes, each dated May 2, 2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C. and FelCor/CMB SSF Holdings, L.P., each separately payable to the order of The Chase Manhattan Bank in the respective original principal amounts of $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield, Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000 (Orlando South, Florida), $32,650,000 (New Orleans, Louisiana), $20,728,000 (Piscataway, New Jersey) and $26,268,000 (South San Francisco, California) (filed as Exhibit 10.25.1 to the June 2000 10-Q and incorporated herein by reference).

10.27.1	Form of Loan Agreement, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, between JPMorgan Chase Bank, as lender, and each of FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., and FelCor/JPM BWI Hotel, L.L.C. and FCH/DT BWI Hotel, L.L.C., as borrowers, and acknowledged and agreed by FelCor LP (filed as Exhibit 10.34 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.27.2	Form of Mortgage, Renewal Mortgage, Deed of Trust, Deed to Secure Debt, Indemnity Deed of Trust and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, from FelCor/JPM Wilmington Hotel, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., FelCor/JPM Austin Holdings, L.P., DJONT/JPM Austin Leasing, L.P., FelCor/JPM Orlando Hotel, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., FCH/DT BWI Holdings, L.P., FCH/DT BWI Hotel, L.L.C. and DJONT/JPM BWI Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary (filed as Exhibit 10.34.1 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.27.3	Form of seven separate Promissory Notes, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., and FelCor/JPM BWI Hotel, L.L.C., each separately payable to the order of JPMorgan Chase Bank in the respective original principal amounts of $11,000,000 (Wilmington, Delaware), $21,368,000 (Phoenix, Arizona), $5,500,000 (Boca Raton, Florida), $13,500,000 (Atlanta, Georgia), $9,616,000 (Austin, Texas), $9,798,000 (Orlando, Florida), and $24,120,000 (Linthicum, Maryland) (filed as Exhibit 10.34.2 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.27.4	Form of Guaranty of Recourse Obligations of Borrower, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor LP in favor of JPMorgan Chase Bank (filed as Exhibit 10.34.3 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.28.1	Construction Loan Agreement, dated April 27, 2005, among Grande Palms, L.L.C. and Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto, and Bank of America Securities, as Lead Arranger, for a maximum principal loan amount of $69.8 million (filed as Exhibit 10.34.1 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.28.2	Guaranty Agreement, dated April 27, 2005, by FelCor Lodging Limited Partnership in favor of Bank of America, N.A. on behalf of the lenders(filed as Exhibit 10.34.2 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.28.3	Form of Promissory Note, each dated April 27, 2005, made by Grande Palms, L.L.C., each separately payable to the order of Bank of America, N.A. ($25 million), Bank of Montreal ($20 million) and The Bank of Nova Scotia ($24.8 million)(filed as Exhibit 10.34.3 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.28.4	Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated April 27, 2005, made by Grande Palms, L.L.C. for the benefit of Bank of America, N.A., as Administrative Agent under the Construction Loan Agreement referenced in Exhibit 10.34.1 (filed as Exhibit 10.34.4 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.29.1	Term Credit Agreement, dated as of October 18, 2005, among FelCor TRS Borrower 1, L.P., as Initial Borrower; FelCor TRS Guarantor, L.P., FelCor LP and the other guarantors named therein as Guarantors; Citigroup North America, Inc., as Initial Lender, as Administrative Agent, and as Collateral Agent, and Citigroup Global Markets, Inc., as Sole Lead Arranger and Sole Book Running Manager, for a maximum principal loan amount of $175 million (filed as Exhibit 10.35 to FelCor’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.29.2	First Amendment to Term Credit Agreement, dated as of December 9, 2005, among FelCor TRS Borrower 1, L.P. and FelCor TRS Borrower 2, L.P., as borrowers; FelCor TRS Guarantor, L.P., FelCor LP, FelCor Lodging Company, L.L.C., FelCor Philadelphia Center, L.L.C., FelCor Marshall Motels, L.L.C. and Center City Hotel Associates, as guarantors; Citicorp North America, Inc., as the initial Lender, the administrative agent for the lenders and the collateral agent for the secured parties; and Citigroup Global Markets Inc., as sole lead arranger and sole book running manager (filed as Exhibit 10.33.1 to the 2005 Form 10-K and incorporated herein by reference).

10.29.3	Second Amendment to Term Credit Agreement, dated as of January 9, 2006, among FelCor TRS Borrower 1, L.P. and FelCor TRS Borrower 2, L.P., as borrowers and certain other borrowers named therein; FelCor TRS Guarantor, L.P., FelCor LP, FelCor Lodging Company, L.L.C., FelCor Philadelphia Center, L.L.C., FelCor Marshall Motels, L.L.C. and Center City Hotel Associates, as guarantors; Citicorp North America, Inc., as the initial Lender, the administrative agent for the lenders and the collateral agent for the secured parties; and Citigroup Global Markets Inc., as sole lead arranger and sole book running manager (filed as Exhibit 10.33.2 to the 2005 Form 10-K and incorporated herein by reference).

10.30.1	Credit Agreement, dated as of December 12, 2005, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint runners and joint lead arrangers for an initial aggregate amount of $125,000,000 (filed as Exhibit 10.34.1 to the 2005 Form 10-K and incorporated herein by reference).

10.30.1.1	First Amendment to Credit Agreement, dated as of January 12, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint runners and joint lead arrangers (filed as Exhibit 10.34.1.1 to the 2005 Form 10-K and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.30.1.2	Second Amendment to Credit Agreement, dated as of January 27, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint runners and joint lead arrangers (filed as Exhibit 10.34.1.2 to the 2005 Form 10-K and incorporated herein by reference).

10.30.1.3	Amendment No. 3 to Credit Agreement, dated as of March 31, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.34.1.3 to FelCor’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.30.1.4	Amendment No. 4 to Credit Agreement, dated October 26, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.30.2	Subsidiary Guaranty, dated as of January 27, 2006, made by FelCor/CSS Holdings, L.P., FelCor Hotel Asset Company, L.L.C., FelCor Pennsylvania Company, L.L.C., FelCor Lodging Holding Company, L.L.C., FHAC Texas Holdings, L.P., FelCor Canada Co., FelCor Omaha Hotel Company, L.L.C., FelCor TRS Holdings, L.P., Myrtle Beach Hotels, L.L.C., FelCor TRS Borrower I, L.P., FelCor TRS Guarantor, L.P., Center City Hotel Associates, FelCor Lodging Company, L.L.C., FelCor TRS Borrower 3, L.P. and FelCor TRS Borrower 4, L.L.C. (filed as Exhibit 10.34.2 to the 2005 Form 10-K and incorporated herein by reference).

10.30.3	Joinder Agreement to Subsidiary Guaranty, dated as of December 31, 2006, made by FelCor/St. Paul Holdings, L.P (filed as Exhibit 10.30.3 to FelCor’s 2006 Form 10-K and incorporated herein by reference).

10.31	Purchase and Sale Agreement, dated effective as of January 20, 2006, by and between FelCor and Hospitality Properties Trust (filed as Exhibit 10.35 to the 2005 Form 10-K and incorporated herein by reference).

10.32.1	Pledge Agreement dated October 31, 2006 by FelCor Holdings Trust in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (filed as Exhibit 10.1 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.32.2	Collateral Agency Agreement dated October 31, 2006 by and among FelCor, FelCor LP, JPMorgan Chase Bank, N.A., as Collateral Agent and/or Administrative Agent, FelCor Holdings Trust and U.S. Bank National Association, as trustee under several indentures (filed as Exhibit 10.2 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.33	Registration Rights Agreement dated October 31, 2006 by and among FelCor, FelCor LP, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 4.4 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.34	Form of Indemnification Agreement (filed as Exhibit 10.1 to FelCor’s Form 8-K dated November 9, 2006, and filed on November 13, 2006, and incorporated herein by reference).

10.35.1	Loan Agreement, dated as of November 10, 2006, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender, relating to a $250 million loan from lender to borrower (filed as Exhibit 10.35.1 to FelCor’s 2006 Form 10-K and incorporated herein by reference).

10.35.1.1	First Amendment to Loan Agreement and Other Loan Documents, dated as of January 31, 2007, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as

Exhibit
Number	Description of Exhibit

borrowers, and Bank of America, N.A., as lender (filed as Exhibit 10.35.1.1 to FelCor’s 2006 Form 10-K and incorporated herein by reference).

10.35.2	Form of Mortgage, Deed of Trust and Security Agreement, each dated as of November 10, 2006, from FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, in favor of Bank of America, N.A., as lender, each covering a separate hotel and securing the Mortgage Loan (filed as Exhibit 10.35.2 to FelCor’s 2006 Form 10-K and incorporated herein by reference).

10.35.3	Form of Amended and Restated Promissory Note, each dated as of January 31, 2007, made by FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C. payable to the order of either Bank of America, N.A. or JPMorgan Chase Bank, N.A., as lender, in the original aggregate principal amount of $250 million (filed as Exhibit 10.35.3 to FelCor’s 2006 Form 10-K and incorporated herein by reference).

10.35.4	Guaranty of Recourse Obligations of Borrower, dated as of November 10, 2006, made by FelCor LP in favor of Bank of America, N.A (filed as Exhibit 10.35.4 to FelCor’s 2006 Form 10-K and incorporated herein by reference).

21	List of Subsidiaries of FelCor (filed as Exhibit 21 to FelCor’s 2006 Form 10-K and incorporated herein by reference).

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith

SIGNATURES
          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED
By:	/s/ Lester C. Johnson
Lester C. Johnson
Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)

Date: January 8, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)