Form 10-K
period 2007-12-31
FelCor Lodging Trust Inc
filed 2008-03-04
CIK 923603

“THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007, FILED ON MARCH 3, 2008, PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.”
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-14236
FelCor Lodging Trust Incorporated
(Exact name of registrant as specified in its charter)

Maryland 75-2541756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

545 E. John Carpenter Frwy., Suite 1300, Irving, Texas (Address of principal executive offices)	75062 (Zip Code)
Registrant’s telephone number, including area code (972) 444-4900
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock	New York Stock Exchange, Inc.
$1.95 Series A Cumulative Convertible Preferred Stock	New York Stock Exchange, Inc.
Depositary Shares representing 8% Series C Cumulative	New York Stock Exchange, Inc.
Redeemable Preferred Stock
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☑  Yes   ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes   ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes   ☐  No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes ☑ No
     The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2007, computed by reference to the price at which registrant’s common stock was last sold at June 29, 2007, was approximately $1.6 billion.
     As of February 15, 2008, the registrant had issued and outstanding 62,696,107 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive Proxy Statement pertaining to the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

FELCOR LODGING TRUST INCORPORATED
     This Annual Report on Form 10-K contains registered trademarks owned or licensed by companies other than us, including but not limited to aloft®, Candlewood Suites®, Conrad®, Crowne Plaza®, Disneyland®, Doubletree®, Doubletree Guest Suites®, Embassy Suites Hotels®, Four Points® by Sheraton, Hampton Inn®, Hilton®, Hilton HHonors®, Hilton Garden Inn®, Hilton Suites®, Holiday Inn®, Holiday Inn & Suites®, Holiday Inn Express®, Holiday Inn Express & Suites®, Holiday Inn Select®, Homewood Suites® by Hilton, Hotel Indigo®, InterContinental®, Priority Club®, Le Méridien®, Marriott®, Renaissance®, Sheraton®, Sheraton Suites®, St. Regis®, Staybridge Suites®, The Luxury Collection®, W Hotels®, Walt Disney World® and Westin®.

PART I
Item 1. Business
     FelCor Lodging Trust Incorporated, or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. We are the sole general partner of, and the owner of a greater than 97% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 89 hotels with approximately 25,000 rooms and suites at December 31, 2007. When used in this Annual Report on Form 10-K, “we” and “our” refer to FelCor and its consolidated subsidiaries, unless otherwise indicated.
     Of the 89 hotels in which we had an ownership interest at December 31, 2007, we owned a 100% interest in 66 hotels, a 90% or greater interest in entities owning four hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 17 hotels.
     As the result of our ownership interests in the operating lessees of 85 of these hotels, or our Consolidated Hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operating revenues and expenses of the remaining four hotels were not consolidated, but reported on the equity method; three of these hotels were operated by 50%-owned lessees and one hotel, in which we had a 50% ownership interest, was operated without a lease.
     At December 31, 2007, our Consolidated Hotels were located in the United States (83 hotels in 23 states) and Canada (two hotels in Ontario), with concentrations in major metropolitan and resort areas. We own the largest number of Embassy Suites Hotels and Doubletree Guest Suites hotels in North America.
     Our business is conducted in one reportable segment, which is hospitality. During 2007, we derived 97% of our revenues from hotels located within the United States and the balance from our Canadian hotels.
     We seek to increase operating cash flow through aggressive asset management and the competitive positioning of our hotels. We also seek to maintain a sound and flexible capital structure and to reposition our portfolio through capital expenditures and renovations at our existing hotels that we expect to provide a high return on our investment, redevelopment of existing assets to enhance returns on our invested capital, investments in high quality hotels in major urban and resort markets with high growth potential and dispositions of non-strategic hotels.
     At December 31, 2007, we had an aggregate of 64,061,270 shares and units outstanding, consisting of 62,707,499 shares of FelCor common stock and 1,353,771 units of limited partnership interest of FelCor LP not owned by FelCor.
     Additional information relating to our hotels and our business, including: the charters of our Executive Committee, Corporate Governance and Nominating Committee, Compensation Committee and Audit Committee; our corporate governance guidelines; and our code of business conduct and ethics can be found on our website at http://www.felcor.com. Information relating to our hotels and our business can also be found in the Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K. Our annual, quarterly and current reports, and amendments to these reports, filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or Exchange Act, are made available on our website, free of charge, under the “SEC Filings” tab on our “Investor Relations” page, as soon as practicable following their filing. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Developments During 2007
     In 2006, we embarked on a $440 million renovation program at our 83 hotels (excluding the two hotels acquired in December 2007), designed to improve the quality, returns on investment and competitive position of these hotels. Through December 31, 2007, we completed renovations at 61 of these hotels (53 of which were completed in 2007). We currently expect to complete renovations at 13 additional hotels by March 31, 2008, and we expect to complete the remaining renovations by year-end 2008. In 2007, 68 of these hotels were undergoing some form of renovation taking rooms out of service and creating disruption at these hotels. Despite renovation related disruptions in 2007, we experienced 3.3% growth in revenue per available room, or RevPAR, compared to 2006. We had completed renovations in 49 hotels by the end of the third quarter 2007. RevPAR in the fourth quarter 2007 at those hotels increased 13.9% compared to the same period in prior year, indicating positive impact on RevPAR from these renovations. We believe that our renovated hotels will continue to perform better than the industry average and expect our hotel RevPAR growth to accelerate significantly in 2008.
     In 2007, we sold 11 consolidated hotels thereby completing the disposition of non-strategic hotels that we originally identified in 2005. Through the course of this disposition program, we sold 45 consolidated hotels for aggregate gross proceeds of $720 million and used the proceeds to pay-down debt and fund our renovation program.
     In December 2007, we acquired two upper-upscale resort hotels, the Renaissance Esmeralda Resort & Spa in Indian Wells, California and the Renaissance Vinoy Resort & Golf Club in St. Petersburg, Florida for a total purchase price of $225 million. These acquisitions are consistent with our stated strategy to continue to improve the overall quality and diversity of our hotel portfolio. The hotels meet our criteria of acquiring upper-upscale hotels and resorts in markets with high barriers to entry and also allow us to enhance our return on investment through various redevelopment opportunities.
     In 2007, we completed construction of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina. Through December 31, 2007, we have sold 179 units and recognized an aggregate gain of $18.6 million. The majority of these condominiums have entered our rental pool, thereby providing additional ongoing income. At December 31, 2007, we had five remaining condominium units to sell.
     In 2007, we began the process of rebranding our San Francisco Union Square property as a Marriott hotel. The related renovation will include guest rooms, public areas and building exterior and should be completed by early 2009. Marriott took over management of the hotel in December 2007 and is operating this hotel as Hotel 480 Union Square during the renovation period.
     For 2007, we declared common dividends totaling $1.20 per share. We increased our quarterly dividend twice during 2007, from $0.25 per share to $0.30 per share in the second quarter and then to $0.35 per share for the fourth quarter.
Board of Director Changes
     In February 2007, we announced the retirement of Donald J. McNamara from our Board of Directors and the appointment of Thomas C. Hendrick to succeed Mr. McNamara. Mr. Hendrick is President and a founding partner of Sagewood Partners, LLC, a developer of multi-use real estate projects.
The Industry
     The lodging industry experienced strong growth in 2007, maintaining the momentum generated in the prior three years. According to Smith Travel Research, or STR, a leading provider of industry data, RevPAR increased 5.7% in 2007. STR attributes the increase in RevPAR for all U.S. hotels to a significant improvement in average daily rate, or ADR, which increased from $97.31 in 2006 to $103.64 in 2007, breaching the $100.00 mark for the first time in U.S. history.

     According to STR, supply growth in the lodging industry was limited to a 1.4% increase in 2007, which is below the long-term historical average of 1.9% (from 1989 to 2007). Supply growth is a key leading indicator of the performance for existing lodging real estate. Lodging industry demand growth in 2007 increased 1.2%, which is slightly lower than supply growth. Because the supply growth was higher than demand growth, the U.S. occupancy rate decreased in 2007, to 63.2%.
     STR predicts that in 2008 supply growth of 2.2 percent will slightly exceed the long-term historical average of 1.9%, while demand growth of 1.4% will be lower than the long-term historical average of 1.8%. If the supply growth exceeds demand growth as predicted, the 2008 occupancy rate is expected to drop 0.8%, to 62.4%. At the same time, STR predicts ADR to continue to grow by 5.2%, which is significantly above the long-term average of 3.5%. The projected increase in ADR and drop in occupancy will result in expected RevPAR growth of 4.4% in 2008. These predicted growth rates are not uniform across the country and assume that no major external event such an act of terrorism or natural disaster affect the U.S. economy and the travel and lodging industries.
     STR classifies hotel chains into six distinct categories: Luxury, Upper-Upscale, Upscale, Midscale with Food & Beverage, Midscale without Food & Beverage, and Economy. We own properties in the Upper-Upscale (including Doubletree, Doubletree Guest Suites, Embassy Suites Hotels, Hilton, Hilton Suites, Renaissance, Sheraton, Sheraton Suites and Westin hotels), and Midscale with Food & Beverage (Holiday Inn) categories, from which we derived all of our 2007 Hotel EBITDA (Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.). We derived 81% of our Hotel EBITDA from upper upscale all-suite hotels in 2007.
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

	Year Ended December 31,
	2007		2006	2005	2004	2003
Number of FelCor Hotels	83	(1)	83	125	142	159
Occupancy:
FelCor hotels (2)	70.4%		72.6%	69.3%	65.5%	62.4%
All Upscale U.S. hotels (3)	64.8		65.5	65.2	63.0	60.8
All Midprice U.S. hotels (4)	60.4		61.0	61.0	59.4	57.2
All U.S. hotels	63.2		63.4	63.1	61.3	59.2
ADR:
FelCor hotels (2)	$134.21		$125.98	$107.18	$99.07	$94.92
All Upscale U.S. hotels (3)	113.56		107.37	101.60	94.05	90.55
All Midprice U.S. hotels (4)	82.18		78.12	73.96	69.81	67.54
All U.S. hotels	103.64		97.31	90.95	86.20	82.92
RevPAR:
FelCor hotels (2)	$94.48		$91.45	$74.29	$64.91	$59.19
All Upscale U.S. hotels (3)	73.61		70.31	66.21	59.26	55.06
All Midprice U.S. hotels (4)	49.68		47.66	45.12	41.47	38.60
All U.S. hotels	65.50		61.69	57.39	52.88	49.07

(1)	We acquired the Renaissance Esmeralda Resort & Spa and the Renaissance Vinoy Resort & Golf Club in December 2007. These hotels are not included in our 2007 statistics.

(2)	Information is based on historical presentations.

(3)	This category includes hotels in the “upscale price level,” defined as hotels with ADRs in the 70th to 85th percentiles in their respective markets.

(4)	This category includes hotels in the “midprice level,” defined as hotels with ADRs in the 40th to 70th percentiles in their respective markets.

Business Strategy
     Our long-term strategic plan is to own a diversified portfolio of upscale, full service hotels flagged under leading brands, and to maximize shareholder value and return on invested capital by optimized use of our real estate and enhanced cash flow. We continually examine our portfolio to address issues of market supply, capital needs of each hotel and concentration of risk. In order to achieve our strategic objectives, we have identified four goals:
     Internal Growth. Our internal growth is driven by the following factors:
•	Comprehensive Renovation of our Hotel Portfolio. We have implemented a long-term capital plan for each of our hotels to enhance our portfolio’s competitive position. A typical renovation touches every area of a hotel, including guest rooms, guest baths, corridors, meeting space, public areas, restaurant, lobby and exterior. We plan to make renovations totaling approximately $440 million starting in late 2006 through 2008. At December 31, 2007, we had completed renovations at 61 of our hotels, or 73%, and expect to have completed renovations at 74 of our hotels, or 90%, by the end of March 2008. We expect to complete renovations at the remaining hotels by the end of 2008.

•	Redevelopment Opportunities. We have identified redevelopment opportunities at a number of our hotels. In January 2008, we completed the construction of a new 35,000 square foot convention center adjacent to our Hilton Myrtle Beach Resort and expect to complete by the end of April 2008 the addition of meeting space at our Doubletree Guest Suites in Dana Point, California and the addition of a spa and food and beverage areas at our Embassy Suites Hotel Deerfield Beach Resort & Spa. We continue to progress with the rebranding and redevelopment of our San Francisco Union Square property to a Marriott. Marriott assumed management of the hotel in December 2007 and is currently operating it as Hotel 480 Union Square through the renovation period. We expect to complete the renovation and rebranding by early 2009. We continue to progress on our other major redevelopment projects, which are in various stages of planning and permitting.

•	Disciplined Asset Management. We seek to improve the competitive position of our hotels through aggressive asset management and strong relationships with our brand-owner managers. While REIT requirements prohibit us from directly managing our hotels, we employ an intensive approach to asset management. We work closely with our brand-owner managers to monitor and review hotel operations. We press our brand-owner managers to implement best practices in expense and revenue management at our hotels, and we strive to influence brand strategy on marketing and revenue enhancement programs. Our asset management approach also entails looking at additional value-added enhancements to our hotels, such as new restaurant concepts and maximizing the use of public area space. See “Business – Strategic Relationships.”
     External Growth. We continue to consider hotel acquisitions that will improve the overall quality of our portfolio, further diversify our portfolio by market, customer type and brand and improve future EBITDA growth. We take a highly disciplined approach to any acquisitions, which must meet strict criteria, including minimum targeted rates of return. We expect any potential future acquisitions of hotels will continue to be restricted to high quality hotels in major urban and resort markets with high barriers to entry and high growth potential. Our acquisitions of the Renaissance Esmeralda Resort & Spa and the Renaissance Vinoy Resort & Golf Club in 2007 illustrate the external growth opportunities that we consider.
     Portfolio Repositioning. We regularly review and evaluate our hotel portfolio and may from time to time identify additional hotels to sell based upon strategic considerations such as future supply growth, concentration risk, strategic fit, return on future capital needs and return on invested capital. In 2007, we completed the disposition of the final 11 of the 45 hotels identified as non-strategic in 2006. These hotels were located primarily in secondary and tertiary markets and included hotels in Texas and Georgia where we had excess concentration. The sold hotels had significantly lower RevPAR and margins than our remaining hotels.

     Debt Reduction. From September 30, 2005, when we began our disposition program, we reduced our debt by more than $400 million in the aggregate using proceeds from non-strategic hotel sales and excess cash on hand. For the year ended December 31, 2007, our consolidated debt to EBITDA ratio was approximately 4.9 times, compared to more than 8 times for the year ended December 31, 2003, and we believe this ratio will continue to decrease as we continue to improve our operating performance. We will continue to look for additional opportunities to reduce our cost of debt and increase our flexibility on an economically sound basis.
Strategic Relationships
     We benefit from our brand-owner and manager alliances with Hilton Hotels Corporation, or Hilton, (Embassy Suites Hotels, Hilton and Doubletree), InterContinental Hotels Group PLC, or IHG, (Holiday Inn), Starwood Hotels & Resorts Worldwide, Inc., or Starwood, (Sheraton and Westin) and Marriott International, Inc., or Marriott, (Renaissance and Marriott). These relationships enable us to work effectively with our managers to maximize Hotel EBITDA margins and operating cash flow from our hotels.
•	Hilton Hotels Corporation (www.hiltonworldwide.com) is recognized internationally as a preeminent hospitality company. Hilton develops, owns, manages or franchises more than 2,800 hotels, resorts and vacation ownership properties. Its portfolio includes many of the world’s best known and most highly regarded hotel brands, including Hilton, Hilton Garden Inn, Doubletree, Embassy Suites Hotels, Conrad, Hampton Inn and Homewood Suites by Hilton, among others. Subsidiaries of Hilton managed 54 of our hotels at December 31, 2007. Hilton is a 50% partner in joint ventures with us that own 12 hotels and manage residential condominiums and hold 10% equity interests in certain of our consolidated subsidiaries that own three hotels.
•	InterContinental Hotels Group PLC (www.ichotelsgroup.com) of the United Kingdom is one of the world’s largest hotel companies by number of rooms. IHG owns, manages, leases or franchises, through various subsidiaries, more than 3,800 hotels and almost 572,000 guest rooms in nearly 100 countries and territories around the world. IHG owns a portfolio of well recognized and respected hotel brands including InterContinental Hotels & Resorts, Crowne Plaza Hotels & Resorts, Holiday Inn, Holiday Inn Express, Hotel Indigo, Staybridge Suites, Candlewood Suites, and also manages the world’s largest hotel loyalty program, Priority Club Rewards, with more than 30 million members worldwide. At December 31, 2007, subsidiaries of IHG managed 17 of our consolidated hotels.
•	Starwood Hotels & Resorts Worldwide, Inc. (www.starwoodhotels.com) is one of the leading hotel and leisure companies in the world with more than 870 properties with approximately 266,000 rooms in approximately 100 countries. With internationally renowned brands, Starwood is a fully integrated owner, operator and franchisor of hotels and resorts including: St. Regis, The Luxury Collection, Le Méridien, Sheraton, Westin, Four Points by Sheraton, aloft and W brands. Subsidiaries of Starwood managed nine of our hotels at December 31, 2007. Starwood is a 40% joint venture partner with us in the ownership of one hotel and a 50% joint venture partner with us in the ownership of one hotel.
•	Marriott International, Inc. (www.marriott.com) is a leading lodging company with nearly 2,900 lodging properties located in the United States and 68 other countries and territories. Its portfolio includes 18 lodging and vacation resort ownership brands including Marriott Hotels & Resorts and Renaissance Hotels & Resorts. Subsidiaries of Marriott managed three of our hotels at December 31, 2007.
Competition
     The lodging industry is highly competitive. Each of our hotels is located in a developed area that includes other hotel properties and competes for guests primarily with other full service and limited service hotels in its immediate vicinity and secondarily with other hotel properties in its geographic market. We believe that location, brand recognition, the quality of the hotel, the services provided, and price are the principal competitive factors affecting our hotels.

Environmental Matters
     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property may be liable for the removal or remediation of hazardous or toxic substances on, under or in a property. These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to related asbestos-containing materials. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require corrective or other expenditures. In connection with our current or prior ownership of hotels or other real estate, we may be potentially liable for various environmental costs or liabilities.
     We customarily obtain a Phase I environmental survey from an independent environmental consultant before acquiring a hotel. The principal purpose of a Phase I survey is to identify indications of potential environmental contamination and, secondarily, to assess, to a limited extent, the potential for environmental regulatory compliance liabilities. The Phase I surveys of our hotels were designed to meet the requirements of the then current industry standards governing Phase I surveys, and consistent with those requirements, none of the surveys involved testing of groundwater, soil or air. Accordingly, they do not represent evaluations of conditions at the studied sites that would be revealed only through such testing. In addition, Phase I assessments of environmental regulatory compliance issues is general in scope and not a detailed determination of a hotel’s environmental compliance. Similarly, Phase I reports do not involve comprehensive analysis of potential offsite liability. Our Phase I reports have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any such liability. Nevertheless, it is possible that these reports do not reveal or accurately assess all material environmental conditions and that there are material environmental conditions of which we are unaware.
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
Tax Status
     We elected to be taxed as a REIT under the federal income tax laws. As a REIT, we generally are not subject to federal income taxation at the corporate level on taxable income that is distributed to our stockholders. We may, however, be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. Our taxable REIT subsidiaries, or TRSs, formed to lease our hotels are subject to federal, state and local income taxes. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent years. In connection with our election to be taxed as a REIT, our charter imposes restrictions on the ownership and transfer of shares of our common stock. FelCor LP expects to make distributions on its units sufficient to enable us to meet our distribution obligations as a REIT. At December 31, 2007, our TRSs had a federal income tax loss carry forward of $304.1 million.
Employees
     At December 31, 2007, we had 72 full-time employees. All persons employed in the day-to-day operation of our hotels are employees of the management companies engaged by us and are not our employees.

Item 1A. Risk Factors
     Certain statements and analyses contained in this Annual Report on Form 10-K, in our 2008 Annual Report to Shareholders, or that may in the future be made by, or be attributable to, us, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. All of such forward-looking statements are based upon present expectations and assumptions that may or may not actually occur. The following factors constitute cautionary statements identifying important factors, including material risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements or in our historical results. Each of the following factors, among others, could adversely affect our ability to meet the current expectations of management.
We are subject to the risks of real estate ownership, which could increase our costs of operations
     General Risks. Our investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:
•	adverse changes in general or local economic or real estate market conditions;

•	the ability to refinance debt on favorable terms at maturity;

•	changes in zoning laws;

•	increases in lodging supply or competition;

•	changes in traffic patterns and neighborhood characteristics;

•	increases in assessed property taxes from changes in valuation or real estate tax rates;

•	increases in the cost of property insurance;

•	the potential for uninsured or underinsured property losses;

•	costly governmental regulations and fiscal policies;

•	the potential that we are unable to meet all requirements under the Americans with Disabilities Act;

•	changes in tax legislation;

•	the ability to acquire hotel properties at prices consistent with our investment criteria;

•	the impact of environmental laws and regulations; and

•	other circumstances beyond our control.
Moreover, real estate investments are relatively illiquid, and we may not be able to adjust our portfolio in a timely manner to respond to changes in economic and other conditions.
     Compliance with environmental laws may adversely affect our financial condition. Owners of real estate are subject to numerous federal, state, local and foreign environmental laws and regulations. Under these laws and regulations, a current or former owner of real estate may be liable for the costs of remediating hazardous substances found on its property, whether or not they was responsible for its presence. In addition, if an owner of real property arranges for the disposal of hazardous substances at another site, it may also be liable for the costs of remediating the disposal site, even if it did not own or operate the disposal site. Such liability may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. A property owner may also be liable to third parties for personal injuries or property damage sustained as a result of its release of hazardous or toxic substances, including asbestos-containing materials, into the environment. Environmental laws and regulations may require us to incur substantial expenses and limit the use of our properties. We could have substantial liability for a failure to comply with applicable environmental laws and regulations, which may be enforced by the government or, in certain instances, by private parties. The existence of hazardous substances on a property can also adversely affect the value of, and the owner’s ability to use, sell or borrow against, the property.
     We cannot provide assurances that future or amended laws or regulations, or more stringent interpretations or enforcement of existing environmental requirements, will not impose any material environmental liability, or that the environmental condition or liability relating to our hotels will not be affected by new information or changed circumstances, by the condition of properties in the vicinity of such hotels, such as the presence of leaking underground storage tanks, or by the actions of unrelated third parties.

     Compliance with the Americans with Disabilities Act may adversely affect our financial condition. Under the Americans with Disabilities Act of 1990, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We believe that our hotels substantially comply with the requirements of the Americans with Disabilities Act and other applicable laws. However, a determination that the hotels are not in compliance with these laws could result in liability for both governmental fines and payments to private parties. If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the Americans with Disabilities Act and other similar laws, it could adversely affect our ability to make distributions to our stockholders and to satisfy our other obligations.
There are significant risks associated with our renovation and planned redevelopment projects that could adversely affect our financial condition, results of operations or cash flows from these projects
     Our ongoing and future renovation projects entail significant risks. Renovation and redevelopment activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Renovation and redevelopment projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering or environmental problems, work stoppages, unanticipated cost increases and unavailability of construction materials. Renovation and redevelopment staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits and authorizations from governmental or regulatory authorities, construction defects or non-compliance with construction or brand specifications, could increase the total cost, delay completion and adversely affect the operations of our hotels beyond our expectations. We may rely on few key vendors or contractors at renovation and redevelopment projects; the failure of any of these key vendors or contractors could materially increase the total cost, and/or delay completion and adversely affect the operations of our hotels beyond our expectations.
     Our renovation and redevelopment projects may not achieve return on investment thresholds. Each of our renovation and redevelopment projects has internal return on investment thresholds that we require to justify the increased investment in the hotel. Our renovation and redevelopment projects may not achieve these returns and may not justify the capital spent because of various reasons such as: unanticipated cost overruns or delays; changes in the local or national lodging market; increases in local competition from new hotels; or other unforeseen reasons.
Hospitality industry-related risks may adversely affect our business
     We are subject to the risks of hotel operations. We have ownership interests in the operating lessees of our hotels; consequently we are subject to the risk of fluctuating hotel operating expenses at our hotels, including, but not limited to:
•	wage and benefit costs, including hotels that employ unionized labor;

•	repair and maintenance expenses;

•	gas and electricity costs;

•	insurance costs, including health, general liability and workers compensation; and

•	other operating expenses.
     In addition, we are subject to the risks of a decline in Hotel EBITDA margins, which occur when hotel operating expenses increase disproportionately to revenues. These operating expenses and Hotel EBITDA margins are within the control of our third party managers, over which we have limited control, resulting in an increased risk of volatility in our results of operations.
     An economic slowdown or recession can have a significant adverse effect on our RevPAR performance and results of operations. The effects of an economic slowdown or recession on our financial condition could be material. A sharp reduction in business travel can cause RevPAR to decline. Decreased occupancy can lead to declining room rates, as hotels compete more aggressively for guests. Both factors have a significant adverse effect on RevPAR, Hotel EBITDA margins and results of operations.

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
     We have embarked on a strategy to improve our customer mix. Part of our current strategy is to increase the average daily rate, or ADR, at our hotels by changing the customer mix. We plan to accomplish this through renovation and redevelopment of our hotels and not renewing some of the lower ADR contracts, which many of our hotels have relied on to generate income. If we are unable to replace at least a portion of these lower ADR contracts with other higher ADR business, it could have a materially adverse affect on our earnings and cash flow.
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
     We face reduced coverages and increased costs of insurance. Our property insurance has a $100,000 all risk deductible, a deductible of 5% of insured value for named windstorm coverage and a deductible of 2% of insured value for California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 59 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.
     We could have property losses not covered by insurance. Our property policies provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached and each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or certain types of terrorism. There are risks such as war, certain forms of terrorism such as nuclear, biological, chemical, or radiological terrorism and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against.

     We may also encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.
     We obtain terrorism insurance to the extent required by lenders as a part of our all-risk property insurance program, as well as our general liability and directors’ and officers’ coverages. However, our all-risk policies have limitations such as per occurrence limits and sub-limits which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act, or TRIA, for “certified” acts of terrorism — namely those which are committed on behalf of non-United States persons or interests. Furthermore, we do not have full replacement coverage at all of our properties for acts of terrorism committed on behalf of United States persons or interests (“non-certified” events) as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While TRIA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. As a result of the above, there remains uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.
     We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions. At December 31, 2007, approximately 49% of our hotel rooms were located in, and 46% of our 2007 Hotel EBITDA was generated from, three states: California, Florida and Texas. Additionally, at December 31, 2007, we had concentrations in six major metropolitan areas, South Florida, Atlanta, the Los Angeles area, the San Francisco Bay area, Orlando and Dallas, which together represented approximately 35% of our Hotel EBITDA for the year ended December 31, 2007. Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas will have a greater adverse effect on us than on the industry as a whole.
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
     The following table reflects the percentage of Hotel EBITDA from our consolidated portfolio of 85 hotels included in continuing operations as of December 31, 2007 generated by hotels operated under each of the indicated brands during the year ended December 31, 2007:

		% of 2007
		Hotel
	Hotels	EBITDA(a)
Embassy Suites Hotels	47	57%
Holiday Inn	17	19
Sheraton and Sheraton Suites	8	13
Doubletree and Doubletree Guest Suites	7	7
Hilton and Hilton Suites	2	2
Renaissance	2	— (b)
Other(c)	2	2

(a)	Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

(b)	We acquired the Renaissance Esmeralda Resort & Spa and the Renaissance Vinoy Resort & Golf Club in December 2007. They did not make a significant contribution to our 2007 Hotel EBITDA.

(c)	Includes Hotel 480 Union Square and Westin.
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
Future terrorist activities may adversely affect, and create uncertainty in, our business
     Terrorism in the United States or elsewhere could have an adverse effect on our business, although the degree of impact will depend on a number of factors, including the U.S. and global economies and global financial markets. Previous terrorist attacks in the United States and subsequent terrorist alerts have adversely affected the travel and hospitality industries over the past several years. Such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and/or our results of operations and financial condition, as a whole.
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
We depend on external sources of capital for future growth, and we may be unable to access capital when necessary
     Unlike conventionally taxed corporations, our ability to reduce our debt and finance our growth largely must be funded by external sources of capital because we are required to distribute to our stockholders at least 90% of our taxable income (other than net capital gains) in order to qualify as a REIT, including taxable income we recognize for federal income tax purposes but with regard to which we do not receive corresponding cash. Our ability to access the external capital we require could be hampered by a number of factors, many of which are outside our control, including declining general market conditions, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, excessive cash distributions or decreases in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which among other things, restrict our incurrence of debt and the payment of distributions. The effect of any of these factors, individually or in combination, could prevent us obtaining the external capital we require on terms that are acceptable to us, or at all, and the failure to obtain necessary capital could have a material adverse effect on our ability to finance our future growth.
Debt market conditions could have a material adverse impact on our earnings and financial condition
     We have significant financing needs that we meet through the debt and capital markets. These markets are currently experiencing unprecedented disruptions, which may have an adverse impact on our earnings and financial condition.
     Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for certain market participants. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future. We have debt that matures in 2008 and subsequent years. We have no assurance that we will be able to refinance this debt as it becomes due at acceptable terms, if at all.

We have substantial financial leverage
     At December 31, 2007, our consolidated debt of $1.5 billion represented 50% of our total enterprise value. Declines in revenues and cash flow may adversely affect our public debt ratings, and may limit our access to additional debt. Our senior notes currently are rated Ba3 by Moody’s Investors Service, and B+ by Standard & Poor’s, which are considered below investment grade. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. We are currently using proceeds from the sale of non-strategic hotels and cash on hand to fund these activities, but limitations upon our access to additional debt could adversely affect our ability to fund these programs in the future.
     Significant decreases in RevPAR or Hotel EBITDA margins could reduce our ability to pay dividends and service our debt.
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
     Although most of our hotel mortgage debt is recourse solely to the specific assets securing the debt, in certain cases, including fraud, misapplication of funds and other customary recourse carve-out provisions, the debt may become fully recourse to us.
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
     We have a $250 million line of credit. This line of credit has certain restrictive covenants, such as a leverage ratio, fixed charge coverage ratio, an unencumbered leverage ratio and a maximum payout ratio. The covenants under our line of credit would have allowed us to incur, at December 31, 2007, an additional $427 million of debt of which a maximum of $115 million could be unsecured debt. Together with the restrictions and limitations contained in the indentures governing our existing senior notes, at December 31, 2007, we could have incurred approximately $653 million of additional secured indebtedness assuming the additional debt was borrowed at 7.3% annual interest rate and invested in hotels with an 85% loan to value generating annual Hotel EBITDA equal to 7.5% of their cost.
We have substantial variable rate debt
     At December 31, 2007, approximately 45% of our consolidated outstanding debt had variable interest rates. If variable interest rates were to increase significantly it could have a material adverse impact on our earnings and financial condition.

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
     Under the terms of the indenture governing one series of our outstanding senior notes, we are prohibited from repurchasing any of our capital stock, whether common or preferred, subject to certain exceptions, if our debt-to-EBITDA ratio, as defined in the indenture, exceeds 4.85 to 1, which it does at the date of this filing.
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
     Our $250 million line of credit has certain restrictive covenants, such as a leverage ratio, fixed charge coverage ratio, an unencumbered leverage ratio and a maximum payout ratio. A breach of any of these covenants and limitations under our line of credit could require that we repay some or all amounts outstanding under our line of credit.
     Certain of our subsidiaries have been formed as special purpose entities, or SPEs. These SPEs have incurred mortgage debt secured by the assets of those SPEs, which is non-recourse to us. However, a violation of any of the SPE-related covenants could cause this debt to become fully recourse to us.
     Our failure to timely satisfy any judgment on recourse indebtedness, if in the amount of $10 million or more, could result in the acceleration of all our unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.
We own, and may acquire, interests in hotel joint ventures with third parties that expose us to some risk of additional liabilities or capital requirements
     We own, through our subsidiaries, interests in several real estate joint ventures with third parties. Joint ventures that are not consolidated into our financial statements owned a total of 17 hotels, in which we had an aggregate investment of $127 million, at December 31, 2007. The operations of 13 of these hotels are included in our consolidated results of operations due to our majority ownership of the lessees of these hotels. None of our directors or officers hold any interest in any of these ventures. Our joint venture partners are affiliates of Hilton with respect to 11 hotels, affiliates of Starwood with respect to one hotel, and private entities or individuals with respect to five hotels. The ventures and hotels were subject to non-recourse mortgage loans aggregating $188 million at December 31, 2007.

     The personal liability of our subsidiaries under existing non-recourse loans secured by the hotels owned by our joint ventures is generally limited to the guaranty of the borrowing ventures’ personal obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the ventures and other typical exceptions from the non-recourse covenants in the mortgages, such as those relating to environmental liability. We may invest in other ventures in the future that own hotels and have recourse or non-recourse debt financing. If a venture defaults under its mortgage loan, the lender may accelerate the loan and demand payment in full before taking action to foreclose on the hotel. As a partner or member in any of these ventures, our subsidiary may be exposed to liability for claims asserted against the venture, and the venture may not have sufficient assets or insurance to discharge the liability.
     Our subsidiaries may be contractually or legally unable to unilaterally control decisions regarding these ventures and their hotels. In addition, the hotels in a venture may perform at levels below expectations, resulting in potential insolvency unless the joint ventures provide additional funds. In some ventures, the joint ventures may elect not to make additional capital contributions. We may be faced with the choice of losing our investment in a venture or investing additional capital in it with no guaranty of receiving a return on that investment.
Our charter contains limitations on ownership and transfer of shares of our stock that could adversely affect attempted transfers of our capital stock
     To maintain our status as a REIT, no more than 50% in value of our outstanding stock may be owned, actually or constructively, under the applicable tax rules, by five or fewer persons during the last half of any taxable year. Our charter prohibits, subject to some exceptions, any person from owning more than 9.9%, as determined in accordance with the Internal Revenue Code and the Securities Exchange Act of 1934, of the number of outstanding shares of any class of our stock. Our charter also prohibits any transfer of our stock that would result in a violation of the 9.9% ownership limit, reduce the number of stockholders below 100 or otherwise result in our failure to qualify as a REIT. Any attempted transfer of shares in violation of the charter prohibitions will be void, and the intended transferee will not acquire any right in those shares. We have the right to take any lawful action that we believe is necessary or advisable to ensure compliance with these ownership and transfer restrictions and to preserve our status as a REIT, including refusing to recognize any transfer of stock in violation of our charter.
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
     Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of 20 million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. As of December 31, 2007, we had outstanding 12,880,475 shares of our Series A preferred stock and 67,980 shares, represented by 6,798,000 depositary shares, of our Series C preferred stock.

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
Existing circumstances may result in two of our directors having interests that may conflict with our interests
     Adverse tax consequences to affiliates upon a sale of certain hotels. Thomas J. Corcoran, Jr., our Chairman of the Board of Directors, and Robert A. Mathewson, a director, may incur additional tax liability if we sell our investments in the remaining four hotels that we acquired in July 1994 from partnerships in which they were investors. Consequently, our interests could differ from Messrs. Corcoran’s and Mathewson’s interests if we consider a sale of any of these hotels. Decisions regarding a sale of any of these remaining four hotels must be approved by a majority of our independent directors.
     Conflicts of interest. A director who has a conflict of interest with respect to an issue presented to our board will have no inherent legal obligation to abstain from voting upon that issue. We do not have provisions in our bylaws or charter that require an interested director to abstain from voting upon an issue, and we do not expect to add provisions in our charter and bylaws to this effect. Although each director has a duty of loyalty to us, there is a risk that, should an interested director vote upon an issue in which they or one of their affiliates has an interest, their vote may reflect a bias that could be contrary to our best interests. In addition, even if an interested director abstains from voting, the director’s participation in the meeting and discussion of an issue in which they have, or companies with which they are associated have, an interest could influence the votes of other directors regarding the issue.
Departure of key personnel would deprive us of the institutional knowledge, expertise and leadership they provide
     Our executive management team includes our President and Chief Executive Officer and four Executive Vice Presidents. The persons in these positions generally possess institutional knowledge about our organization and the hospitality or real estate industries, have significant expertise in their fields, and possess leadership skills that are important to our operations. The loss of any of our senior executive officers could adversely affect our ability to execute our business strategy.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We own a diversified portfolio of nationally branded, upscale hotels managed and branded by Hilton, IHG, Marriott and Starwood. We consider our hotels, generally, to be high quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. The hotels generally feature comfortable, modern guest rooms, meeting and convention facilities and full-service restaurant and catering facilities. Our Consolidated Hotels are located in the United States (83 hotels in 23 states) and Canada (two hotels in Ontario), and are situated primarily in major markets near airport, suburban or downtown areas. The following tables illustrate the distribution of our 85 consolidated hotels at December 31, 2007.

			% of Total	% of 2007 Hotel
	Hotels	Rooms	Rooms	EBITDA(a)(b)
Top Markets
South Florida area	5	1,436	6	7
Atlanta	5	1,462	6	7
Los Angeles area	4	898	4	6
San Francisco Bay area	6	2,141	9	6
Orlando	5	1,690	7	5
Dallas	4	1,333	6	4
Minneapolis	3	736	3	4
Phoenix	3	798	3	4
Northern New Jersey	3	756	3	4
San Diego	1	600	2	3
Washington, D.C.	1	443	2	3
Chicago	3	795	3	3
San Antonio	3	874	4	3
Philadelphia	2	729	3	3
Boston	2	532	2	2

Location
Suburban	33	8,360	33	36
Urban	20	6,362	25	25
Airport	20	6,205	26	26
Resort	12	4,078	16	13

Segment
Upper-upscale	68	18,700	75	81
Full service	17	6,305	25	19

(a)	Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

(b)	We acquired the Renaissance Esmeralda Resort & Spa and the Renaissance Vinoy Resort & Golf Club in December 2007. They did not make a significant contribution to our 2007 Hotel EBITDA.

     We are committed to maintaining the high standards of our hotels. Our hotels have an average of 294 rooms, with six hotels having 500 or more rooms. Although obsolescence arising from age and condition of facilities can adversely affect our hotels, we committed to spend approximately $440 million on capital expenditures over a 30 month period commencing in 2006 to upgrade and renovate all of our hotels to enhance or maintain their competitive position. At December 31, 2007, we had completed major renovations at approximately 73% of our hotels and expect to have completed renovations at 90% of our hotels by March 31, 2008. During 2007, our pro rata share of capital expenditures spent on consolidated and unconsolidated hotels was $265.9 million. This includes renovations and redevelopment projects. We also spent 6.6% of our consolidated room revenue on maintenance and repair expense.
Hotel Brands
     A key part of our business strategy is to have our hotels managed by some of the nation’s most recognized and respected hotel brand owners. We maintain relationships with our brand owners, who also manage substantially all of our hotels. The following table illustrates the distribution of our Consolidated Hotels among our premier brands at December 31, 2007.
Brand Distribution

			% of	% of 2007
Brand	Hotels	Rooms	Total Rooms	Hotel EBITDA(a)
Embassy Suites Hotels	47	12,129	48	57
Holiday Inn	17	6,305	25	19
Sheraton and Sheraton Suites	8	2,681	11	13
Doubletree and Doubletree Guest Suites	7	1,471	6	7
Hilton and Hilton Suites	2	559	2	2
Renaissance	2	921	4	— (b)
Other(c)	2	939	4	2

(a)	Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

(b)	We acquired the Renaissance Esmeralda Resort & Spa and the Renaissance Vinoy Resort & Golf Club in December 2007. They did not make a significant contribution to our 2007 Hotel EBITDA.

(c)	Includes Hotel 480 Union Square and Westin.

     Hotel Operating Statistics
     In 2007, renovation-related disruptions were responsible for the loss of approximately 450,000 room-nights. This had a significant negative impact on occupancy, ADR and RevPAR at our Consolidated Hotels in 2007.
     The following tables set forth average historical occupied rooms, or Occupancy, ADR and RevPAR for the years ended December 31, 2007 and 2006, and the percentage changes therein between the periods presented for our Consolidated Hotels (the two Renaissance we acquired in December 2007 are excluded from this comparison):
Operating Statistics by Brand

	Occupancy (%)
	Year Ended December 31,
	2007	2006	%Variance
Embassy Suites	71.7	75.0	(4.5)
Holiday Inn	69.1	69.2	(0.1)
Sheraton and Westin	68.1	70.8	(3.8)
Doubletree and Doubletree Guest Suites	71.7	74.2	(3.4)
Other(a)	68.9	67.8	1.6

Total	70.4	72.6	(3.0)

	ADR ($)
	Year Ended December 31,
	2007	2006	%Variance
Embassy Suites	143.10	134.12	6.7
Holiday Inn	117.59	109.52	7.4
Sheraton and Westin	126.77	121.10	4.7
Doubletree and Doubletree Guest Suites	143.11	130.27	9.9
Other(a)	137.29	132.33	3.7

Total	134.21	125.98	6.5

	RevPAR ($)
	Year Ended December 31,
	2007	2006	%Variance
Embassy Suites	102.54	100.63	1.9
Holiday Inn	81.22	75.74	7.2
Sheraton and Westin	86.33	85.73	0.7
Doubletree and Doubletree Guest Suites	102.55	96.68	6.1
Other(a)	94.62	89.73	5.4

Total	94.48	91.45	3.3

(a)	Includes a Hilton, Hilton Suites and Hotel 480 Union Square.

Operating Statistics for Our Top Markets

	Occupancy (%)
	Year Ended December 31,
	2007	2006	%Variance
South Florida area	73.2	79.5	(7.9)
Atlanta	73.2	75.2	(2.5)
Los Angeles area	74.5	75.2	(0.9)
San Francisco Bay area	76.6	76.0	0.8
Orlando	76.8	76.6	0.3
Dallas	65.0	69.9	(7.1)
Minneapolis	74.8	70.2	6.6
Phoenix	67.3	72.9	(7.6)
Northern New Jersey	72.0	69.3	3.8
San Diego	74.5	81.5	(8.6)
Washington, D.C.	65.7	66.4	(1.1)
Chicago	71.5	74.9	(4.5)
San Antonio	73.7	76.1	(3.2)
Philadelphia	68.9	73.4	(6.1)
Boston	68.6	73.0	(6.0)

	ADR ($)
	Year Ended December 31,
	2007	2006	%Variance
South Florida area	151.23	140.16	7.9
Atlanta	122.66	118.35	3.6
Los Angeles area	158.71	142.74	11.2
San Francisco Bay area	141.59	130.97	8.1
Orlando	105.62	100.24	5.4
Dallas	123.83	112.87	9.7
Minneapolis	144.24	137.72	4.7
Phoenix	146.03	133.17	9.7
Northern New Jersey	157.02	148.76	5.5
San Diego	154.92	140.40	10.3
Washington, D.C.	164.66	161.75	1.8
Chicago	131.68	123.78	6.4
San Antonio	109.66	103.94	5.5
Philadelphia	138.88	130.00	6.8
Boston	158.52	151.65	4.5

	RevPAR ($)
	Year Ended December 31,
	2007	2006	%Variance
South Florida area	110.67	111.38	(0.6)
Atlanta	89.85	88.95	1.0
Los Angeles area	118.26	107.36	10.2
San Francisco Bay area	108.42	99.53	8.9
Orlando	81.11	76.78	5.6
Dallas	80.47	78.94	1.9
Minneapolis	107.91	96.69	11.6
Phoenix	98.32	97.05	1.3
Northern New Jersey	113.07	103.16	9.6
San Diego	115.36	114.36	0.9
Washington, D.C.	108.10	107.42	0.6
Chicago	94.18	92.75	1.5
San Antonio	80.84	79.14	2.1
Philadelphia	95.68	95.36	0.3
Boston	108.72	110.67	(1.8)

Embassy Suites Hotels
     Embassy Suites Hotels is the nation’s largest brand of upscale, all-suite hotels with more total suites than any of its competitors. Created in 1983, Embassy Suites Hotels was a pioneer in the all-suite concept and today is a market share leader with more than 180 hotels in the United States, Canada and Latin America. Embassy Suites Hotels, part of the Hilton family of hotels, maintains a commanding presence in this segment in terms of system size, geographic distribution, brand-name recognition and operating performance. Each Embassy Suites Hotel features spacious two-room suites featuring a separate living area, private bedroom, a mini-kitchen and other convenient, value-added guest services and amenities.
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
Sheraton and Sheraton Suites Hotels
     With more than 400 hotels and resorts in approximately 70 countries, Sheraton Hotels & Resorts is the largest brand in the Starwood Hotels & Resorts Worldwide, Inc. system. Located in the world’s most sought-after cities and resort destinations, Sheraton hotels serve the needs of both business and leisure travelers. At all Sheraton hotels guests find full-service dining facilities and room service, on-site fitness centers with a swimming pool, on-site business services, laundry/valet services and meeting facilities for groups of all sizes. Guestrooms include generous work desks and televisions with cable/satellite channels.
Renaissance
     Renaissance Hotels & Resorts is a distinctive and global quality-tier full-service brand that targets individual business and leisure travelers and group meetings seeking stylish and personalized environments. There are 142 Renaissance Hotels & Resorts with 68 United States locations and 74 international locations.
Other Hotels
     As of December 31, 2007, four of our hotels were operated under other brands: Hilton, Hilton Suites, Hotel 480 Union Square and Westin. Upon the completion of its renovation by early 2009, Hotel 480 Union Square will be rebranded as a Marriott.

Hotel Portfolio
     The following table sets forth certain descriptive information regarding the 89 hotels in which we held ownership interests at December 31, 2007:

	State	Rooms	% Owned (a)	Brand
Consolidated Hotels
Birmingham(b)	AL	242		Embassy Suites Hotel
Phoenix – Biltmore(b)	AZ	232		Embassy Suites Hotel
Phoenix Crescent Hotel(b)	AZ	342		Sheraton
Phoenix Tempe(b)	AZ	224		Embassy Suites Hotel
Dana Point – Doheny Beach	CA	195		Doubletree Guest Suites
Indian Wells – Esmeralda Resort & Spa(b)	CA	560		Renaissance Resort
Los Angeles – Anaheim (Located near Disneyland Park)(b)	CA	222		Embassy Suites Hotel
Los Angeles – El Segundo – International Airport –South	CA	349	97%	Embassy Suites Hotel
Milpitas – Silicon Valley(b)	CA	266		Embassy Suites Hotel
Napa Valley(b)	CA	205		Embassy Suites Hotel
Oxnard – Mandalay Beach Resort & Conference Center	CA	248		Embassy Suites Hotel
San Diego – On the Bay	CA	600		Holiday Inn
San Francisco – Burlingame Airport	CA	340		Embassy Suites Hotel
San Francisco – South San Francisco Airport(b)	CA	312		Embassy Suites Hotel
San Francisco – Fisherman’s Wharf	CA	585		Holiday Inn
San Francisco – Hotel 480 Union Square	CA	403		Independent(c)
San Rafael – Marin County/Conference Center(b)	CA	235	50%	Embassy Suites Hotel
Santa Barbara – Goleta	CA	160		Holiday Inn
Santa Monica – Beach at the Pier	CA	132		Holiday Inn
Wilmington(b)	DE	244	90%	Doubletree
Boca Raton(b)	FL	263		Embassy Suites Hotel
Cocoa Beach – Oceanfront	FL	500		Holiday Inn
Deerfield Beach – Boca Raton/Deerfield Beach Resort(b)	FL	244		Embassy Suites Hotel
Ft. Lauderdale – 17th Street(b)	FL	358		Embassy Suites Hotel
Ft. Lauderdale – Cypress Creek(b)	FL	253		Sheraton Suites
Jacksonville – Baymeadows(b)	FL	277		Embassy Suites Hotel
Miami – International Airport(b)	FL	318		Embassy Suites Hotel
Orlando – International Airport(b)	FL	288		Holiday Inn
Orlando – International Drive – Resort	FL	652		Holiday Inn
Orlando – International Drive South/Convention Center(b)	FL	244		Embassy Suites Hotel
Orlando– (North)	FL	277		Embassy Suites Hotel
Orlando – Walt Disney World Resort	FL	229		Doubletree Guest Suites
St. Petersburg – Vinoy Resort & Golf Club(b)	FL	361		Renaissance Resort
Tampa– On Tampa Bay(b)	FL	203		Doubletree Guest Suites
Atlanta – Airport(b)	GA	232		Embassy Suites Hotel
Atlanta – Buckhead(b)	GA	316		Embassy Suites Hotel
Atlanta – Galleria(b)	GA	278		Sheraton Suites
Atlanta – Gateway – Atlanta Airport	GA	395		Sheraton
Atlanta – Perimeter Center(b)	GA	241	50%	Embassy Suites Hotel
Chicago – Lombard/Oak Brook(b)	IL	262	50%	Embassy Suites Hotel
Chicago – Northshore/Deerfield (Northbrook) (b)	IL	237		Embassy Suites Hotel
Chicago – O’Hare Airport(b)	IL	296		Sheraton Suites
Indianapolis – North(b)	IN	221	75%	Embassy Suites Hotel
Kansas City – Overland Park(b)	KS	199	50%	Embassy Suites Hotel
Lexington – Lexington Green(b)	KY	174		Hilton Suites
Baton Rouge(b)	LA	223		Embassy Suites Hotel

	State	Rooms	% Owned(a)	Brand
New Orleans(b)	LA	370		Embassy Suites Hotel
New Orleans – French Quarter	LA	374		Holiday Inn
Boston – Beacon Hill	MA	303		Holiday Inn
Boston – Marlborough(b)	MA	229		Embassy Suites Hotel
Baltimore – BWI Airport(b)	MD	251	90%	Embassy Suites Hotel
Bloomington(b)	MN	218		Embassy Suites Hotel
Minneapolis – Airport(b)	MN	310		Embassy Suites Hotel
St. Paul – Downtown(b)	MN	208		Embassy Suites Hotel
Kansas City – Plaza(b)	MO	266	50%	Embassy Suites Hotel
Charlotte(b)	NC	274	50%	Embassy Suites Hotel
Charlotte SouthPark	NC	208		Doubletree Guest Suites
Raleigh(b)	NC	203		Doubletree Guest Suites
Raleigh – Crabtree(b)	NC	225	50%	Embassy Suites Hotel
Parsippany(b)	NJ	274	50%	Embassy Suites Hotel
Piscataway – Somerset(b)	NJ	221		Embassy Suites Hotel
Secaucus – Meadowlands(b)	NJ	261	50%	Embassy Suites Hotel
Philadelphia – Historic District	PA	364		Holiday Inn
Philadelphia – Society Hill(b)	PA	365		Sheraton
Pittsburgh – At University Center (Oakland)(b)	PA	251		Holiday Inn
Charleston – Mills House (Historic Downtown)(b)	SC	214		Holiday Inn
Myrtle Beach – At Kingston Plantation	SC	255		Embassy Suites Hotel
Myrtle Beach Resort	SC	385		Hilton
Nashville – Airport/Opryland Area	TN	296		Embassy Suites Hotel
Nashville – Opryland/Airport (Briley Parkway)	TN	383		Holiday Inn
Austin(b)	TX	189	90%	Doubletree Guest Suites
Austin – Central(b)	TX	260	50%	Embassy Suites Hotel
Corpus Christi(b)	TX	150		Embassy Suites Hotel
Dallas – DFW International Airport-South(b)	TX	305		Embassy Suites Hotel
Dallas – Love Field(b)	TX	248		Embassy Suites Hotel
Dallas – Market Center	TX	244		Embassy Suites Hotel
Dallas – Park Central	TX	536	60%	Westin
Houston – Medical Center	TX	287		Holiday Inn & Suites
San Antonio – International Airport(b)	TX	261	50%	Embassy Suites Hotel
San Antonio – International Airport(b)	TX	397		Holiday Inn
San Antonio – N.W. I-10(b)	TX	216	50%	Embassy Suites Hotel
Burlington Hotel & Conference Center(b)	VT	309		Sheraton
Vienna – At Tysons Corner(b)	VA	443	50%	Sheraton

Canada
Toronto – Airport	Ontario	445		Holiday Inn
Toronto – Yorkdale	Ontario	370		Holiday Inn

	State	Rooms	% Owned(a)	Brand
Unconsolidated Hotels
Hays(b)	KS	191	50%	Holiday Inn
Salina(b)	KS	192	50%	Holiday Inn
Salina – I-70(b)	KS	93	50%	Holiday Inn Express & Suites
New Orleans – Chateau LeMoyne (In French
Quarter/Historic Area)(b)	LA	171	50%	Holiday Inn

(a)	We own 100% of the real estate interests unless otherwise noted.

(b)	This hotel was encumbered by mortgage debt or capital lease obligation at December 31,

2007.

(c)	Upon the completion of its renovation, by early 2009, this hotel will be rebranded as a

Marriott hotel.

Management Agreements
     At December 31, 2007, of our 85 Consolidated Hotels, (i) subsidiaries of Hilton managed 54 hotels, (ii) subsidiaries of IHG managed 17 hotels, (iii) subsidiaries of Starwood managed nine hotels, (iv) subsidiaries of Marriott managed three hotels and (v) independent management companies managed two hotels.
     The management agreements governing the operation of 37 of our Consolidated Hotels contain the right and license to operate the hotels under the specified brands. No separate franchise agreements or payment of separate franchise fees are required for the operation of these 37 hotels. These are managed by (i) IHG under the Holiday Inn brand, (ii) Starwood under the Sheraton and Westin brands, (iii) Hilton under the Doubletree and Hilton brands and (iv) Marriott under the Renaissance brand and the Marriott brand, upon the completion of renovation of Hotel 480 Union Square.
     Management Fees.
     The minimum base management fees owed under our management agreements for our Consolidated Hotels are generally as follows:
Hilton-managed hotels
•	Embassy Suites Hotels (45 hotels) — 2% of the hotel’s total revenue per month;

•	Doubletree (7 hotels) — between 2% and 3% of the hotel’s total revenue per month;

•	Hilton and Hilton Suites (2 hotels) — between 1.5% (escalating to 2% in 2009) and 2.75% of the hotel’s total revenue per month;
IHG-managed Holiday Inns (17 hotels) — 2% of the hotel’s total revenue plus 5% of the hotel’s room revenue per month;
Starwood-managed hotels; Sheraton (8 hotels) and Westin (1 hotel) — 2% of the hotel’s total revenue per month;
Marriott-managed hotels
•	Renaissance (2 hotels) — 3% of the hotel’s total revenue per month;

•	Hotel 480 Union Square (1 hotel) — the greater of 2% of the hotel’s total revenue or $200,000 for 2008, thereafter 3% of the hotel’s total revenue per month;
     Other managers (2 hotels) —2% of the hotel’s total revenue per month.
     The IHG management agreements generally require payment of an incentive management fee on a hotel by hotel basis measured as a percentage of hotel net operating income, as defined in the agreements. These incentive management fees for each hotel are subordinated to an 8.5% return on our investment basis in the hotel and limited to 2.5% of the hotel’s revenues.
     The Marriott and Renaissance management agreements generally require payment of an incentive management fee on a hotel by hotel basis measured as a percentage of hotel net cash flow, as defined in the agreements. These incentive management fees for each hotel are subordinated to an “Owner’s Priority” payment representing a certain return on our investment basis in the hotel and are not subject to any cap.
     The management agreements with the other managers generally provide for an incentive management fee based on a percentage of the hotel’s net income before overhead up to an additional 2% of revenues, on a hotel by hotel basis, or, an incentive management fee measured as a percentage of cash flow, subordinated to a 12% return on our investment basis in the hotel, subject to the same 2% of revenues maximum. The management fees we paid with respect to hotels in continuing operations during each of the past three years are as follows (in thousands):

	Management Fees Paid During
	Year Ended December 31,
Manager	2007	2006	2005
Hilton	$11,491	$10,527	$10,517
IHG	17,512	15,928	13,734
Starwood	5,783	6,956	4,587
Other	411	339	302

Total	$35,197	$33,750	$29,140

     Term and Termination. The management agreements with IHG terminate in 2025 for 16 hotels and 2018 for one hotel. The management agreements with Marriott terminate in 2025 for our Renaissance hotels and 2029 for our San Francisco Union Square hotel and may be extended to 2055 and 2039, respectively, at Marriott’s option. The management agreements with the other managers generally have initial terms of between 5 and 20 years, and the agreements are generally renewable beyond the initial term only upon the mutual written agreement of the parties. The management agreements covering our hotels expire, subject to any renewal rights, as follows:

	Number of Management Agreements Expiring in
Brand	2008	2009	2010	2011	2012	Thereafter
Embassy Suites	1	6	5	18	12	5
Sheraton — Westin	0	0	0	0	0	9
Doubletree	0	0	0	3	2	2
Holiday Inn	0	0	0	0	0	17
Other	0	0	0	1	0	4

Total	1	6	5	22	14	37

     The management agreements are generally terminable upon the occurrence of standard events of default or if the hotel subject to the agreement fails to meet certain financial expectations. Upon termination by either party for any reason, we generally will pay all amounts due and owing under the management agreement through the effective date of termination. If an agreement is terminated as a result of a default by us, we may also be liable for damages suffered by the manager. Under the IHG management agreements, we may be required to pay IHG a monthly replacement management fee equal to the existing fee structure for up to one year and liquidated damages or reinvest the sale proceeds into another hotel to be branded under an IHG brand. In addition, if we breach the agreement, resulting in a default and its termination, or otherwise cause or suffer a termination for any reason other than an event of default by IHG, we may be liable for liquidated damages under the terms of the management agreement.
     Assignment. Generally, neither party to a management agreement has the right to sell, assign or transfer the agreement to an unaffiliated third party without the prior written consent of the other party to the agreement, which consent shall not be unreasonably withheld. A change in control of FelCor will generally require each manager’s consent.
Franchise Agreements
     Other than 37 of our hotels, with respect to which the licenses to use a brand name are contained in the management agreements governing their operations, each of our other 48 hotels operates under a separate franchise or license agreement. Of these hotels that are operated under a separate franchise or license agreement, 47 are operated under the Embassy Suites Hotels brand and one is operated under the Hilton Suites brand.

     The Embassy Suites Hotels franchise license agreements to which we are a party grant us the right to the use of the Embassy Suites Hotels name, system and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furnishings, furniture and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our Embassy Suites Hotels franchise license agreements provide for payment to the franchisor of a license fee or royalty of 4% to 5% of suite revenues. In addition, we pay approximately 3.5% to 4% of suite revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels. The license fees we paid with respect to hotels in continuing operations, during each of the past three years are as follows (in thousands):

	License Fees Paid During
	Year Ended December 31,
Brand	2007	2006	2005
Embassy Suites Hotels	$18,047	$17,183	$15,834
Hilton Suites	263	304	241

Total	$18,310	$17,487	$16,075

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

	Number of Franchise Agreements Expiring in
Brand	2008	2009	2010	2011	2012	Thereafter
Embassy Suites Hotels	0	1	0	0	0	46
Hilton Suites	0	0	0	0	0	1

Total	0	1	0	0	0	47

Item 3. Legal Proceedings
     At December 31, 2007, there was no litigation pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or that are not considered to be material. Furthermore, most of these ordinary course of business claims are substantially covered by insurance. We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the New York Stock Exchange under the symbol “FCH.” The following table sets forth for the indicated periods the high and low sale prices for our common stock, as traded on that exchange and dividends declared per share.

			Dividends
			Declared Per
	High	Low	Share
2007
First quarter	$26.04	$20.59	$0.25
Second quarter	28.42	23.28	0.30
Third quarter	29.50	19.00	0.30
Fourth quarter	22.74	15.06	0.35

2006
First quarter	$22.10	$16.78	$0.15
Second quarter	22.89	19.70	0.20
Third quarter	22.95	18.73	0.20
Fourth quarter	22.80	19.12	0.25
Stockholder Information
     At February 15, 2008, we had approximately 248 holders of record of our common stock and approximately 38 holders of record of our Series A preferred stock (which is convertible into common stock). However, because many of the shares of our common stock and Series A preferred stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock and Series A preferred stock than record holders. At February 15, 2008, there were 26 holders of FelCor LP units (in addition to FelCor). FelCor LP units are redeemable for cash, or, at our election, for shares of FelCor common stock.
     IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO OUR QUALIFICATION AS A REIT, OUR CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF COMMON STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING COMMON STOCK.
Distribution Information
     In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (which does not include net capital gains). For the year ended December 31, 2007, approximately 28% of our common distribution constituted a return of capital. For the year ended December 31, 2006, approximately 77% of our common distribution constituted a return of capital. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet REIT distribution requirements. In that event, we expect to borrow funds or sell assets for cash to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT for federal income tax purposes.
     Under terms of our senior notes indenture and line of credit facility, our ability to pay dividends and make other payments is limited based on our ability to satisfy certain financial requirements. Further discussion on these limitations is contained in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. and Risk Factors in Item 1A.

Issuances of Unregistered Securities
     All issuances of unregistered securities have been previously reported.
Equity Compensation Plan Information
     The following table sets forth as of December 31, 2007, information concerning our equity compensation plans, including the number of shares issuable and available for issuances under our plans, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.
Equity Compensation Plan Information

	Number of shares to be	Weighted average
	issued upon exercise of	exercise price of	Number of shares
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders:
Stock Options	161,356	$21.11
Unvested Restricted Stock	1,045,506

Total	1,206,862		292,713

Item 6. Selected Financial Data
     The following tables set forth selected financial data for us for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, that has been derived from our audited financial statements and the notes thereto. This data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and notes thereto, appearing elsewhere in this Annual Report on Form 10-K.
SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:(1)
Total revenues	$1,021,884	$991,038	$914,655	$842,612	$786,883
Income (loss) from continuing operations(2)	55,693	8,565	(16,916)	(78,376)	(73,564)

Diluted earnings per share:
Net income (loss) from continuing operations applicable to common stockholders	$0.27	$(0.50)	$(1.06)	$(1.92)	$(1.71)

Other Data:
Cash distributions declared per common share(3)	$1.20	$0.80	$0.15	$—	$—
Funds From Operations(4)	135,919	93,451	(191,139)	(30,608)	(207,462)
EBITDA(4)	322,126	300,460	12,475	184,950	(532)
Cash flows provided by operating activities	137,337	147,700	111,482	33,281	52,914

Balance Sheet Data (at end of period):
Total assets	$2,683,835	$2,583,249	$2,920,263	$3,318,191	$3,590,893
Total debt, net of discount	1,475,607	1,369,153	1,675,280	1,767,122	2,037,355

(1)	All years presented have been adjusted to reflect sold hotels as discontinued operations.

(2)	Included in income (loss) from continuing operations are the following amounts (in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Charge-off of deferred debt costs	$—	$(3,562)	$(1,448)	$(6,960)	$(2,834)
Loss on early extinguishment of debt	—	(12,471)	(4,037)	(44,216)	—
Abandoned projects	(22)	(33)	(265)	—	—
Gain on swap termination	—	1,715	—	1,005	—
Gain (loss) on sale of assets	—	(92)	469	—	106
Gain on sale of condominiums	18,622	—	—	—	—

(3)	Commencing with the fourth quarter 2005, we reinstituted a common dividend. We had declared a quarterly common dividend on our common stock from our inception through 2002, but as a result of the uncertain geopolitical environment and soft business climate, together with the decline in Hotel EBITDA margins resulting from continued declines in our portfolio’s average daily rate, our board of directors suspended the payment of dividends on our common stock in 2003 and 2004. We have, however, continued to pay the full accrued dividends on our outstanding preferred stock.

(4)	A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

     Consistent with SEC guidance, FFO has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Impairment loss, net of minority interests	$—	$(15,547)	$(257,775)	$(38,289)	$(243,739)
Charges related to debt extinguishment, net of minority interests	(811)	(17,472)	(11,300)	(51,176)	(1,223)
Gain on swap termination	—	1,715	—	1,005	—
Conversion costs	(491)	—	—	—	—
Asset disposition costs	—	—	(1,300)	(4,900)	—
Abandoned projects	(22)	(112)	(265)	—	—
Issuance costs of redeemed preferred stock	—	—	(6,522)	—	—
     Consistent with SEC guidance, EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Impairment loss, net of minority interests	$—	$(15,547)	$(257,775)	$(38,289)	$(243,739)
Charges related to debt extinguishment, net of minority interests	(811)	(17,472)	(11,300)	(51,176)	(1,223)
Gain on swap termination	—	1,715	—	1,005	—
Asset disposition costs	—	—	(1,300)	(4,900)	—
Abandoned projects	(22)	(112)	(265)	—	—
Gain on sale of hotels, net of income tax and minority interests	27,330	40,650	12,124	19,422	2,668
Gain on sale of hotels in unconsolidated entities	10,993	—	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     In 2006, we embarked on a $440 million renovation program at our 83 hotels (excluding the two hotels acquired in December 2007), designed to improve the quality, returns on investment and competitive position of these hotels. Through December 31, 2007, we completed renovations at 61 of these hotels (53 of which were completed in 2007). We currently expect to complete renovations at 13 additional hotels by March 31, 2008, and we expect to complete the remaining renovations by year-end 2008. In 2007, 68 of these hotels were undergoing some form of renovation taking rooms out of service and creating disruption at these hotels. Despite renovation related disruptions in 2007, we experienced 3.3% growth in revenue per available room, or RevPAR, compared to 2006. We had completed renovations in 49 hotels by the end of the third quarter 2007. RevPAR in the fourth quarter 2007 at those hotels increased 13.9% compared to the same period in prior year, indicating positive impact on RevPAR from these renovations. We believe that our renovated hotels will continue to perform better than the industry average and expect out hotel RevPAR growth to accelerate significantly in 2008.
     In 2007, we sold 11 consolidated hotels thereby completing the disposition of non-strategic hotels that we originally identified in 2005. Through the course of this disposition program, we sold 45 consolidated hotels for aggregate gross proceeds of $720 million and used the proceeds to pay-down debt and fund our renovation program.
     In December 2007, we acquired two upper-upscale resort hotels, the Renaissance Esmeralda Resort & Spa in Indian Wells, California and the Renaissance Vinoy Resort & Golf Club in St. Petersburg, Florida for a total purchase price of $225 million. These acquisitions are consistent with our stated strategy to continue to improve the overall quality and diversity of our hotel portfolio. The hotels meet our criteria of acquiring upper-upscale hotels and resorts in markets with high barriers to entry and also allow us to enhance our return on investment through various redevelopment opportunities.
     In 2007, we completed construction of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina. Through December 31, 2007, we have sold 179 units and recognized an aggregate gain of $18.6 million. The majority of these condominiums have entered our rental pool, thereby providing additional ongoing income. At December 31, 2007, we had five remaining condominium units to sell.
     In 2007, we began the process of rebranding our San Francisco Union Square property as a Marriott hotel. The related renovation will include guest rooms, public areas and building exterior and should be completed by early 2009. Marriott took over management of the hotel in December 2007 and is operating this hotel as Hotel 480 Union Square during the renovation period.
     For 2007, we declared common dividends totaling $1.20 per share. We increased our quarterly dividend twice during 2007, from $0.25 per share to $0.30 per share in the second quarter and then to $0.35 per share for the fourth quarter.

Financial Comparison (in thousands, except RevPAR, Hotel EBITDA margin and percentage change)

	Year Ended December 31,
			% Change		% Change
	2007	2006	2007-2006	2005	2006-2005
RevPAR	$94.48	$91.45	3.3%	$84.86	7.8%
Hotel EBITDA(1)	293,713	292,419	0.4%	252,810	15.7%
Hotel EBITDA margin(1)	28.8%	29.5%	(2.4)%	27.7%	6.5%
Income (loss) from continuing operations applicable to common shareholders(2)	16,980	(30,148)	156.3%	(62,846)	52.0%
Funds From Operations (“FFO”)(1)(3)	135,919	93,451	45.4%	(191,139)	148.9%
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1)(4)	322,126	300,460	7.2%	12,475	2,308.5%

(1)	Included in the Financial Comparison are non-GAAP financial measures, including Hotel EBITDA, Hotel EBITDA margin, FFO and EBITDA. Further discussion and a detailed reconciliation of these non-GAAP financial measures to our financial statements are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in income (loss) from continuing operations applicable to common shareholders are the following amounts (in thousands):

	Year Ended December 31,
	2007	2006	2005
Loss on early extinguishment of debt	$—	$(12,471)	$(4,037)
Charge-off of deferred debt costs	—	(3,562)	(1,448)
Abandoned projects	(22)	(33)	(265)
Gain on swap termination	—	1,715	—
Gain (loss) on sale of assets	—	(92)	469
Gain on sale of condominiums	18,622	—	—
(3)	Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income (loss) (in thousands, except per share amounts).

	Year Ended December 31,
	2007	2006	2005
Impairment loss, net of minority interests	$—	$(15,547)	$(257,775)
Charges related to debt extinguishment, net of minority interests	(811)	(17,472)	(11,300)
Gain on swap termination	—	1,715	—
Conversion costs	(491)	—	—
Asset disposition costs	—	—	(1,300)
Abandoned projects	(22)	(112)	(265)
Issuance costs of redeemed preferred stock	—	—	(6,522)

(4)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands).

	Year Ended December 31,
	2007	2006	2005
Impairment loss, net of minority interests	$—	$(15,547)	$(257,775)
Charges related to debt extinguishment, net of minority interests	(811)	(17,472)	(11,300)
Gain on swap termination	—	1,715	—
Asset disposition costs	—	—	(1,300)
Abandoned projects	(22)	(112)	(265)
Gain on sale of hotels, net of income tax and minority interests	27,330	40,650	12,124
Gain on sale of hotels in unconsolidated entities	10,993	—	—
RevPAR and Hotel Operating Margin
     In 2007, we had our fourth consecutive year-over-year increase in RevPAR. For the year, RevPAR increased 3.3% from $91.45 to $94.48. The increase in RevPAR was made up of a 6.5% increase in ADR while occupancy dropped 3.0% to 70.4%. We attribute the increase in RevPAR to a strong lodging industry, improved hotel performance following completion of renovation projects in 2006 and 2007 and a concerted effort to change our customer mix to higher ADR business. We expect RevPAR to continue increasing in 2008 and that improvements in both ADR and occupancy will drive RevPAR growth. Increases in ADR generally result in increases in Hotel EBITDA margins. Hotel EBITDA margin at our hotels improved from 27.7% in 2005 to 29.5% in 2006, but 2007 renovation-related disruptions were responsible for reduced RevPAR and caused a 68 basis point decline in our Hotel EBITDA margin to 28.8%, compared to 2006. We expect to see improvement in 2008 as ADR continues to be a significant factor in RevPAR improvement and renovation-related disruption decreases. We are focused on working with our brand managers to control expense growth, improve our Hotel EBITDA margins and manage renovation displacement to minimize the impact on Hotel EBITDA margins.
Results of Operations
Comparison of the Years Ended December 31, 2007 and 2006
     For the year ended December 31, 2007, we recorded net income applicable to common stockholders of $50.3 million, compared $12.3 million in 2006. We had income from continuing operations of $55.7 million compared to a prior year income from continuing operations of $8.6 million. In 2007, income from continuing operations included an $18.6 million gain from the sale of condominium units at our Royale Palms condominium project in Myrtle Beach, South Carolina. Income from continuing operations in 2006 included an aggregate of $14.3 million of charges related to early retirement of debt.
     Total revenue from continuing operations increased $30.8 million, or 3.1%, compared to the prior year. The increase in revenue is principally attributed to a 3.3% increase in RevPAR. The increase in RevPAR resulted from a 6.5% increase in ADR, net of a 3.0% drop in occupancy, and represents both industry RevPAR increases in many of our major markets and improvements in our renovated hotels’ RevPAR.
     Going into 2008, the lodging industry is generally expecting an increase in both ADR and occupancy. Because our portfolio is largely newly-renovated, we expect to outperform the general market in RevPAR increases. Renovation-related disruption had an adverse effect on our ADR, occupancy and Hotel EBITDA margin in 2007. Our Hotel EBITDA margin decreased by 68 basis points compared to 2006.

     For 2007, total operating expenses increased by $42.5 million and increased as a percentage of total revenue from 87.9% to 89.4% compared to 2006. Hotel departmental expenses, which consist of rooms expense, food and beverage expense, and other operating departments, increased $9.7 million compared to 2006, and decreased slightly as a percentage of total revenue from 32.3% to 32.2%.
     Other property operating costs, which consist of general and administrative costs, marketing costs, repairs and maintenance, utilities expense, and other costs, increased by $4.9 million compared to 2006, but decreased as a percentage of total revenue from 27.3% to 26.9%. All of the other property operating costs remained constant or decreased as a percent of total revenue compared to 2006 except for repair and maintenance cost, which increased slightly as a percent of total revenue from 5.3% to 5.4%.
     Management and franchise fees increased by $2.3 million compared to 2006 but remained constant at 5.2% of total revenue.
     Taxes, insurance and lease expense increased by $9.2 million compared to 2006 and increased slightly from 11.3% to 11.9% of total revenue. We had increases as a percentage of total revenue in property insurance. Increased property insurance premiums reflect the nationwide trend of increased rates related to catastrophic coverage, but we are currently seeing a softening of property insurance costs.
     Corporate expenses decreased by $2.6 million compared to 2006 and decreased 32 basis points as a percentage of total revenue. The decrease in corporate expenses is principally attributed to 2006 expenses related to severance costs from executives who left the company in 2006 and a reduction in corporate bonus paid in 2007.
     Depreciation expense increased by $16.2 million compared to 2006, which reflects the significant capital expenditures spent in connection with our renovation program in 2006 and 2007.
     Net interest expense decreased by $18.4 million in 2007 compared to 2006. The principal reason for the reduction in interest expense is attributed to reduction in average debt outstanding from $1.4 billion in 2006 to $1.3 billion in 2007 and a 55 basis point decrease in our weighted average interest rate. During 2006, we refinanced $415 million of our senior notes and $138.9 million of our mortgage debt at lower interest rates, and we recognized a full year benefit from this in 2007.
     The early retirement of debt in 2006 resulted in net debt extinguishment costs of $15.6 million, of which $1.3 million was recorded in discontinued operations. The early retirement of debt in 2007 resulted in debt extinguishment costs of $0.9 million, all of which was recorded in discontinued operations.
     Equity in income from unconsolidated entities was $20.4 million in 2007 compared to $11.5 million in 2006. That increase reflects improved RevPAR and a $10.8 million net gain from the sale of two unconsolidated hotels in 2007.
     In 2007, we completed construction of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina. Through December 31, 2007, we sold 179 of the units and recognized a gain of $18.6 million.
     Discontinued operations provided net income of $33.3 million in 2007 compared to $42.5 million in 2006. Included in discontinued operations at December 31, 2007 and 2006, are the operating income or loss, direct interest costs and gains on sale related to the 11 hotels sold in 2007 and 31 hotels sold in 2006. Gains on sale aggregating $28.0 million and $43.2 million were included in 2007 and 2006 income from discontinued operations, respectively.

Comparison of the Years Ended December 31, 2006 and 2005
     For the year ended December 31, 2006, we recorded net income applicable to common stockholders of $12.3 million, compared to a net loss of $297.5 million in 2005. We had income from continuing operations of $8.6 million compared to a prior year loss from continuing operations of $16.9 million. A significant item impacting the current year income from continuing operations was an aggregate of $14.3 million of charges related to the early retirement of debt. Contributing to the 2005 loss from continuing operations were $6.5 million in losses from hurricanes and $5.5 million of charges related to the early retirement of debt.
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
     Corporate expenses increased by $4.3 million compared to 2005 and increased slightly as a percentage of total revenue. The increase in corporate expenses is attributed to severance costs related to several executives that left the company in 2006 and additional asset management positions related to our modified asset management approach.
     Depreciation expense increased by $10.1 million compared to 2005. The increase in depreciation expense reflects the large capital expenditures spent in 2005 and 2006.

     Net interest expense decreased by $10.8 million in 2006 compared to 2005. The principal reason for the reduction in interest expense is attributed to reduction in average debt outstanding during 2006 of $256.7 million, a 26 basis point decrease in our weighted average interest rate and a $3.0 million increase in capitalized interest. During 2006, we refinanced $415 million of senior notes and $138.9 million of mortgage debt at lower interest rates. As the result of the strong economy, its impact on the travel and lodging industry and our lower secured debt levels, Standard & Poor’s and Moody’s Investor Services upgraded their ratings on our senior debt, resulting in a 50 basis point decrease in the interest rate on $300 million of our senior debt. The increase in capitalized interest is related to the expanded capital renovation program at our hotels and the construction loan on our Royale Palms Condominium development in Myrtle Beach, South Carolina, which we repaid in the second quarter of 2007.
     The early retirement of debt in 2006 resulted in net debt extinguishment costs of $15.6 million, of which $1.3 million was recorded in discontinued operations. In 2005, we recorded $11.3 million in debt extinguishment costs, of which $5.8 million was recorded in discontinued operations.
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

The following tables detail our computation of FFO (in thousands, except for per share data):
Reconciliation of Net Income (Loss) to FFO
(in thousands, except per share data)

	Year Ended December 31,
	2007			2006			2005
			Per			Per			Per
			Share			Share			Share
	Dollars	Shares	Amount	Dollars	Shares	Amount	Dollars	Shares	Amount
Net income (loss)	$89,039			$51,045			$(251,615)
Preferred dividends	(38,713)			(38,713)			(39,408)
Issuance costs of redeemed preferred stock	—			—			(6,522)

Net income (loss) applicable to common stockholders	50,326	61,897	$0.81	12,332	60,734	$0.20	(297,545)	59,436	$(5.01)
Depreciation, continuing operations	110,751	—	1.79	94,579	—	1.56	84,448	—	1.42
Depreciation, unconsolidated entities and discontinued operations	12,071	—	0.20	26,911	—	0.44	47,759	—	0.80
Gain on sale of hotels, net of income tax and minority interests	(27,330)	—	(0.44)	(40,650)	—	(0.67)	(12,124)	—	(0.20)
Gain on sale of hotels in unconsolidated entities	(10,993)	—	(0.18)	—	—	—	—	—	—
Minority interest in FelCor LP	1,094	1,354	(0.03)	279	1,864	(0.04)	(13,677)	2,778	(0.08)
Conversion of options and unvested restricted stock	—	—	—	—	327	—	—	—	—

FFO	$135,919	63,251	$2.15	$93,451	62,925	$1.49	$(191,139)	62,214	$(3.07)

	Year Ended December 31,
	2004			2003
			Per			Per
			Share			Share
	Dollars	Shares	Amount	Dollars	Shares	Amount
Net (loss)	$(100,127)			$(310,144)
Preferred dividends	(35,130)			(26,908)

Net loss applicable to common stockholders	(135,257)	59,045	$(2.29)	(337,052)	58,657	$(5.75)
Depreciation, continuing operations	78,116	—	1.32	76,288	—	1.30
Depreciation, unconsolidated entities and discontinued operations	52,636	—	0.89	73,747	—	1.26
Gain on sale of hotels	(19,422)	—	(0.33)	(2,668)	—	(0.05)
Minority interest in FelCor LP	(6,681)	2,939	(0.08)	(17,777)	3,188	(0.11)

FFO	$(30,608)	61,984	$(0.49)	$(207,462)	61,845	$(3.35)

     Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income (loss) (in thousands, except for per share amounts):

	Year Ended December 31,
	2007		2006		2005
		Per Share		Per Share		Per Share
	Dollars	Amount(a)	Dollars	Amount(a)	Dollars	Amount(a)
Impairment loss, net of minority interests	$—	$—	$(15,547)	$(0.24)	$(257,775)	$(4.15)
Charges related to debt extinguishment, net of minority interests	(811)	(0.01)	(17,472)	(0.28)	(11,300)	(0.18)
Gain from swap termination	—	—	1,715	0.03	—	—
Conversion costs	(491)	(0.01)	—	—	—	—
Abandoned projects	(22)	—	(112)	—	(265)	—
Asset disposition costs	—	—	—	—	(1,300)	(0.02)
Issuance costs of redeemed preferred stock	—	—	—	—	(6,522)	(0.10)

	Year Ended December 31,
	2004		2003
		Per Share		Per Share
	Dollars	Amount(a)	Dollars	Amount(a)
Impairment loss, net of minority interests	$(38,289)	$(0.62)	$(243,739)	$(3.94)
Charges related to debt extinguishment, net of minority interests	(51,176)	(0.81)	(1,223)	(0.02)
Gain from swap termination	1,005	0.02	—	—
Asset disposition costs	(4,900)	(0.08)	—	—

(a)	The denominator for per share information in this table uses weighted average shares outstanding in accordance with GAAP and adjusts this number to reflect the weighted average units of FelCor LP minority interest outstanding. This adjustment allows the reader to see the impact of these items net of minority interest.
The following table details our computation of EBITDA (in thousands):
Reconciliation of Net Income (Loss) to EBITDA
(in thousands)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Net income (loss)	$89,039	$51,045	$(251,615)	$(100,127)	$(310,144)
Depreciation, continuing operations	110,751	94,579	84,448	78,116	76,288
Depreciation, unconsolidated entities and discontinued operations	12,071	26,911	47,759	52,636	73,747
Interest expense	98,929	114,909	125,707	138,872	156,327
Interest expense, unconsolidated entities and discontinued operations	5,987	7,657	16,949	19,189	18,817
Amortization expense	4,255	5,080	2,904	2,945	2,210
Minority interest in FelCor LP	1,094	279	(13,677)	(6,681)	(17,777)

EBITDA	$322,126	$300,460	$12,475	$184,950	$(532)

     Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Impairment loss, net of minority interests	$—	$(15,547)	$(257,775)	$(38,289)	$(243,739)
Charges related to debt extinguishment, net of minority interests	(811)	(17,472)	(11,300)	(51,176)	(1,223)
Gain on swap termination	—	1,715	—	1,005	—
Asset disposition costs	—	—	(1,300)	(4,900)	—
Abandoned projects	(22)	(112)	(265)	—	—
Gain on sale of hotels, net of income tax and minority interests	27,330	40,650	12,124	19,422	2,668
Gain on sale of hotels in unconsolidated entities	10,993	—	—	—	—
Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Continuing Operations
Total revenue	$1,021,884	$991,038	$914,655
Retail space rental and other revenue	(3,089)	(79)	(1,506)

Hotel revenue	1,018,795	990,959	913,149
Hotel operating expenses	(725,082)	(698,540)	(660,339)

Hotel EBITDA	$293,713	$292,419	$252,810

Hotel EBITDA margin(1)	28.8%	29.5%	27.7%

(1)	Hotel EBITDA as a percentage of hotel revenue.

Hotel Operating Expense Composition
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Continuing Operations
Hotel departmental expenses:
Room	$204,426	$199,283	$187,872
Food and beverage	104,086	97,012	93,136
Other operating departments	20,924	23,436	22,446
Other property related costs:
Administrative and general	86,884	87,451	82,607
Marketing and advertising	84,286	81,113	76,151
Repairs and maintenance	55,045	52,710	50,011
Energy	49,002	49,027	46,857
Taxes, insurance and lease expense	66,921	57,271	56,044

Total departmental and other property related costs	671,574	647,303	615,124
Management and franchise fees	53,508	51,237	45,215

Hotel operating expenses	$725,082	$698,540	$660,339

Reconciliation of total operating expenses to hotel operating expenses:
Total operating expenses	$913,714	$871,241	$812,885
Unconsolidated taxes, insurance and lease expense	7,314	6,273	5,881
Consolidated hotel lease expense	(61,652)	(61,054)	(54,689)
Abandoned projects	(22)	(33)	(265)
Corporate expenses	(20,718)	(23,308)	(19,025)
Depreciation	(110,751)	(94,579)	(84,448)
Other expenses	(2,803)	—	—

Hotel operating expenses	$725,082	$698,540	$660,339

Reconciliation of Net Income (Loss) to Hotel EBITDA
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$89,039	$51,045	$(251,615)
Discontinued operations	(33,346)	(42,480)	234,699
Equity in income from unconsolidated entities	(20,357)	(11,537)	(10,169)
Minority interests	(1,033)	(2,508)	(4,310)
Consolidated hotel lease expense	61,652	61,054	54,689
Unconsolidated taxes, insurance and lease expense	(7,314)	(6,273)	(5,881)
Interest expense, net	92,489	110,867	121,668
Hurricane loss	—	—	6,481
Loss on early extinguishment of debt	—	12,471	4,037
Charge-off of deferred financing costs	—	3,562	1,448
Gain on swap termination	—	(1,715)	—
Corporate expenses	20,718	23,308	19,025
Depreciation	110,751	94,579	84,448
Retail space rental and other revenue	(3,089)	(79)	(1,506)
Other expenses	2,803	—	—
Abandoned projects	22	33	265
Gain on sale of condominiums	(18,622)	—	—
(Gain) loss on sale of assets	—	92	(469)

Hotel EBITDA	$293,713	$292,419	$252,810

Reconciliation of Ratio of Operating Income to Total Revenues to Hotel EBITDA Margin

	Year Ended December 31,
	2007	2006	2005
Ratio of operating income to total revenues	10.6%	12.1%	11.1%
Retail space rental and other revenue	(0.3)	—	(0.2)
Unconsolidated taxes, insurance and lease expense	(0.7)	(0.6)	(0.5)
Consolidated lease expense	6.1	6.2	6.0
Other expenses	0.2	—	—
Corporate expenses	2.0	2.3	2.1
Depreciation	10.9	9.5	9.2

Hotel EBITDA margin	28.8%	29.5%	27.7%

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
Hotel EBITDA and Hotel EBITDA Margin
     Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and operating managers have direct control. We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures used by us in our financial and operational decision-making. Additionally, using these measures facilitates comparisons with other hotel REITs and hotel owners. We present Hotel EBITDA and Hotel EBITDA margin by eliminating corporate-level expenses, depreciation and expenses related to our capital structure. We eliminate corporate-level costs and expenses because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management in running our business on a property-level basis. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, we do not believe that these non-cash expenses, which are based on historical cost accounting for real estate assets, and implicitly assume that the value of real estate assets diminishes predictably over time, accurately reflect an adjustment in the value of our assets. We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by minority interest expense and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our Consolidated Hotels.

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
Liquidity and Capital Resources
     Our principal source of cash to meet our cash requirements, including distributions to stockholders and repayments of indebtedness, has historically been hotel operations. In 2007, net cash flow provided by operating activities, consisting primarily of hotel operations, was $137.3 million. At December 31, 2007, we had cash on hand of $57.6 million, including approximately $36.0 million held under management agreements to meet minimum working capital requirements.
     For 2007, we declared and paid common dividends of $1.20 per share in the aggregate. Our board of directors will determine the amount of future common and preferred dividends for each quarter, based upon the actual operating results for that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.
     We have committed to spend approximately $440 million to renovate our hotels over a three-year period that commenced in 2006. We have used proceeds from non-strategic hotel sales and proceeds from condominium sales to fund these renovations and repay debt. The sale of 45 non-strategic hotels beginning in late 2005 through mid-2007 generated gross proceeds of approximately $720 million. In 2007, we experienced significant displacement from hotel renovations that resulted in reduced revenues and Hotel EBITDA margins. We expect that the effect of ongoing renovation displacement for 2008 will be less significant, as a substantial amount of our renovations were completed by the end of 2007 and most of our remaining renovations will be completed in early 2008.
     We completed our 184-unit Royale Palms condominium development in the second quarter of 2007. Through December 31, 2007 we have earned net income of $18.6 million from the sale of condominium units in 2007. The sale of these condominiums provided additional cash to fund our renovation program.

     We currently expect that our cash flow provided by operating activities for 2008 will be approximately $193 to $201 million. This forecast assumes RevPAR increases between 6.5% and 8.5% and Hotel EBITDA margin increases of approximately 50 to 100 basis points. Our current operating plan contemplates that we will make aggregate common dividend payments of approximately $90 million, preferred dividend payments of $39 million and $22 million in normal recurring principal payments, leaving surplus cash flow (before capital expenditures or additional debt reduction) of approximately $42 to $50 million. In 2008, we plan to spend approximately $150 million on capital expenditures, which will be funded from cash and borrowing under our line of credit.
     Events, including terrorist attacks, natural disasters, U.S. military involvement in the Middle East, the subprime mortgage crisis and bankruptcies of major corporations, had an adverse impact on capital markets in prior years. Events, or circumstances of similar magnitude or impact, could adversely affect the availability and cost of our capital. In addition, the slowdown of the overall economy and of the lodging industry could adversely affect our operating cash flow and the availability and cost of capital for our business.
     We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. We cease capitalizing these costs to projects when construction is substantially complete. Such costs capitalized in 2007, 2006, and 2005, were $12.5 million, $10.6 million and $8.4 million, respectively. Because of the reduced level of renovation work in 2008 compared to 2007 and 2006, we expect to capitalize substantially fewer costs in 2008 than in prior years.
     We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses, that can fluctuate disproportionately to revenues. Operating expenses are difficult to predict and control, which can produce volatility in our operating results. If our hotel RevPAR decreases and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could be adversely effected.
     During 2007, our pro rata share of capital expenditures spent on our consolidated and unconsolidated hotels was $265.9 million. This includes renovations and redevelopment projects.
Debt
     Line of Credit. In 2007, we amended our line of credit agreement to increase the amount available under the line from $125 million to $250 million, provide the ability to further increase the facility up to $500 million under certain conditions, reduce certain fees and costs including the interest rates applicable to borrowings, improve certain financial covenants and extend the initial maturity from January 2009 to August 2011 with the right to extend for an additional one-year period under certain conditions. At December 31, 2007, we had no borrowings outstanding under our line of credit. The interest rate on our line of credit was LIBOR plus 0.80% at December 31, 2007 and should increase to LIBOR plus 1.0% in April 2008.
     Our $250 million line of credit contains certain restrictive covenants, including a leverage ratio, fixed charge coverage ratio, unencumbered leverage ratio and a maximum payout ratio. The interest rate on our line can range from 80 to 150 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement. In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to make investments in condominium developments; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments, to create liens, to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At the date of this filing, we were in compliance with all of these covenants. If operating results fall significantly below our current expectations, we may not be able to meet some or all of these covenants in which case we may be unable to borrow under our line of credit. The breach of any of the covenants and limitations under our line of credit could result in the acceleration of amounts outstanding. Our failure to satisfy any accelerated recourse indebtedness, if in the amount of $25 million or more, could result in the acceleration of our other unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.

     Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than our line of credit. Payment of amounts due under our line of credit is guaranteed by us and certain of our subsidiaries who also guarantee payment of our senior debt and payment is secured by a pledge of our limited partnership interest in FelCor LP.
     Mortgage Debt. In December 2007, we assumed an existing loan in the original principal amount of $88.0 million in connection with our acquisition of the Renaissance Esmeralda Resort & Spa in Indian Wells, California and an existing loan in the original principal amount of $89.3 million in connection with our acquisition of the Renaissance Vinoy Resort & Golf Club in St. Petersburg, Florida. The interest rate on both loans is 155 basis points over the one-month LIBOR. Each loan is non-recourse to us and secured by a mortgage on its respective property. Both loans mature on May 1, 2009 unless extended, solely at our option, for three successive one-year terms, and may be prepaid at any time with no penalty or premium owed.
     At December 31, 2007, we had aggregate mortgage indebtedness of approximately $953.1 million that was secured by 45 of our consolidated hotels with an aggregate book value of approximately $1.5 billion. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by four hotels provide for lock-box arrangements under certain circumstances.
     With respect to two of these loans, we are permitted to retain 115% of budgeted hotel operating expenses, but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met. These hotels currently exceed the minimum debt service coverage ratio, however, under the terms of the loan agreement, the lock-box provisions remain in place until the loan is repaid. None of these hotels has ever fallen below the debt service coverage ratio.
     With respect to the mortgage debt assumed in connection with our acquisitions of the Renaissance Vinoy Resort & Golf Club and Renaissance Esmeralda Resort & Spa, all cash from the hotels in excess of operating expenses, taxes, insurance and capital expenditure reserves is subject to lock-box arrangements. In each case, the lender holds lock-box funds that are first applied to meet current debt service obligations and any excess funds are held in the lock-box account until the relevant hotel meets or exceeds a debt service coverage ratio of 1:1. At December 31, 2007, the debt service coverage ratio for one hotel was below 1:1.
     Our hotel mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.
     Senior Notes. Our publicly-traded senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay dividends in excess of the minimum dividend required to meet the REIT qualification test; repurchase capital stock; or merge. As of the date of this filing, we have satisfied all such tests. Under the terms of certain of our indentures, we are prohibited from repurchasing any of our capital stock, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1, which it does at the date of this filing. Debt, as defined in the indentures, approximates our consolidated debt. EBITDA is defined in the indentures as consolidated GAAP net income, adjusted for minority interest in FelCor LP, actual cash distributions by unconsolidated entities, gains or losses from asset sales, dividends on preferred stock and extraordinary gains and losses (as defined at the date of the indentures), plus interest expense, income taxes, depreciation expense, amortization expense and other non-cash items. In addition, if we were unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions, or paying dividends on our preferred or common stock, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income.
     We currently anticipate that we will meet our financial covenant and incurrence tests based on current RevPAR expectations. For 2008, we currently anticipate that our full year 2008 portfolio RevPAR will be between approximately 6.5% and 8.5% above the prior year.

     Other Debt. In late 2007, we were notified that a AAA money market fund in which we had invested approximately $8.4 million had ceased honoring redemption requests and would liquidate its investments over approximately a six-month period. In order to ensure that our liquidity would not be impaired as a consequence, an affiliate of the fund sponsor provided us with a short-term loan at a rate approximately equal to our earnings rate on the fund. Through the date of this filing we have received redemptions aggregating $3.5 million and the balance remaining on the short-term loan was $4.8 million.
     Construction Loan. In 2005, we obtained a construction loan to build our Royale Palms condominium development in Myrtle Beach, South Carolina. We repaid all amounts outstanding on the construction loan in May 2007 with proceeds from condominium sales.
     Interest Rate Caps. To fulfill requirements under certain loans, we owned interest rate caps with aggregate notional amounts of $427.2 million and $337.3 million as of December 31, 2007 and 2006, respectively. These interest rate cap agreements have not been designated as hedges and have insignificant fair values at both December 31, 2007 and 2006, resulting in no significant net earnings impact.

     The following table details our debt outstanding at December 31, 2007 and 2006 (in thousands):

				Balance Outstanding
	Encumbered	Interest Rate at	Maturity	December 31,
	Hotels	December 31, 2007	Date	2007	2006
Line of credit(a)	none	L + 0.80	August 2011	$—	$—
Senior term notes	none	8.50(b)	June 2011	299,163	298,911
Senior term notes	none	L + 1.875	December 2011	215,000	215,000
Other	none	L + 0.40	March 2008	8,350	—

Total line of credit and senior debt(c)		7.65		522,513	513,911

Mortgage debt	12 hotels	L + 0.93(d)	November 2008(e)	250,000	250,000
Mortgage debt	7 hotels	6.57	June 2009-2014	89,087	97,553
Mortgage debt	7 hotels	7.32	March 2009	120,827	124,263
Mortgage debt	8 hotels	8.70	May 2010	165,981	169,438
Mortgage debt	6 hotels	8.73	May 2010	119,568	122,578
Mortgage debt	2 hotels	L + 1.55(f)	May 2009(g)	175,980	—
Mortgage debt	1 hotel	L + 2.85	August 2008	15,500	15,500
Mortgage debt	1 hotel	5.81	July 2016	12,509	12,861
Other	1 hotel	9.17	August 2011	3,642	4,452
Construction loan(h)	—	—	—	—	58,597

Total mortgage debt(c)	45 hotels	6.99		953,094	855,242

Total		7.22%		$1,475,607	$1,369,153

(a)	We have a borrowing capacity of $250 million on our line of credit. The interest rate on this line can range from 80 to 150 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement.

(b)	The interest rate on these senior notes will increase to 9.0% if the credit rating on our senior debt is downgraded by Moody’s to B1 and Standard & Poor’s rating remains below BB-.

(c)	Interest rates are calculated based on the weighted average debt outstanding at December 31, 2007.

(d)	We have purchased an interest rate cap for this notional amount with a cap rate of 7.8% that expires in November 2008.

(e)	This loan has three one-year extension options that permit the maturity to be extended to 2011, at our option.

(f)	We have purchased interest rate caps for $177 million aggregate notional amounts with cap rates of 6.25% which expire in May 2009.

(g)	These loans have three one-year extension options that permit the maturity to be extended to 2012, at our option.

(h)	In the second quarter of 2007, we repaid in full a recourse construction loan facility for the development of a 184-unit condominium project in Myrtle Beach, South Carolina.
Contractual Obligations
     We have obligations and commitments to make certain future payments under debt agreements and various contracts. The following schedule details these obligations at December 31, 2007 (in thousands):

		Less Than		1 – 3		4 – 5	After
	Total	1 Year		Years		Years	5 Years
Debt (a)	$1,747,622	$388,647	(b)	$720,602	(c)	$553,934	$84,439
Operating leases	392,978	35,085		66,274		62,844	228,775
Purchase obligations	106,157	106,157		—		—	—

Total contractual obligations	$2,246,757	$529,889		$786,876		$616,778	$313,214

(a)	Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2007.

(b)	Includes a $250 million mortgage note, maturing in 2008, that has three one-year extension options.

(c)	Includes mortgage debt of $176 million, maturing in 2009, that has three one-year extension options.

Off-Balance Sheet Arrangements
     At December 31, 2007, we had unconsolidated 50% investments in ventures that own an aggregate of 17 hotels (referred to as hotel joint ventures), and we had unconsolidated 50% investments in ventures that operate three of those 17 hotels (referred to as operating joint ventures). Of the remaining 14 joint venture hotels, we own approximately 51% of the lessees operating 13 hotels and one hotel joint venture is operated without a lease. We also owned a 50% interest in entities that provide condominium management services and develop condominiums in Myrtle Beach, South Carolina. None of our directors, officers or employees owns any interest in any of these joint ventures or entities. The hotel joint ventures had $188.4 million of non-recourse mortgage debt relating to these 17 hotels, of which our pro rata portion was $94.2 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guarantees of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.
     We have recorded equity in income of unconsolidated entities of $20.4 million; $11.5 million; and $10.2 million (including a gain of $11 million related to the sale of two hotels) for the years ended December 31, 2007, 2006 and 2005, respectively, and received distributions of $9.8 million (of which $0.9 million was provided from operations), $9.3 million (of which $3.6 million was provided from operations), and $7.6 million (of which $1.1 million was provided from operations) for the years 2007, 2006 and 2005, respectively. The principal source of income for our hotel joint ventures is percentage lease revenue from the operating lessees.
     Capital expenditures on the hotels owned by our hotel joint ventures are generally funded from the income from operations of these ventures. However, if a venture has insufficient cash flow to meet operating expenses or make necessary capital improvements, the venture may make a capital call upon the venture members or partners to fund such necessary improvements. It is possible that, in the event of a capital call, the other joint venture member or partner may be unwilling or unable to make the necessary capital contributions. Under such circumstances, we may elect to make the other party’s contribution as a loan to the venture or as an additional capital contribution by us. Under certain circumstances, a capital contribution by us may increase our equity investment to greater than 50% and may require that we consolidate the venture, including all of its assets and liabilities, into our consolidated financial statements.
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
     On an on-going basis, we evaluate our estimates, including those related to bad debts, the carrying value of investments in hotels, litigation, and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.
•	We capitalize interest and certain other costs, such as property taxes, land leases, and property insurance and employee costs related to hotels undergoing major renovations and redevelopments. Such costs capitalized in 2007, 2006 and 2005 were $12.5 million, $10.6 million and $8.4 million, respectively. We make estimates with regard to when components of the renovated asset or redevelopment project are taken out of service or placed in service when determining the appropriate amount and time to capitalize these costs. If these estimates are inaccurate, we could capitalize too much or too little with regard to a particular project.

•	Depreciation expense is based on the estimated useful life of our assets and amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the sale of any of our hotels.

•	Investments in hotel properties are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Any remaining unallocated acquisition costs would be treated as goodwill. Property and equipment are recorded at valuations performed by management and independent third parties. Identifiable intangible assets are typically contracts including ground and retail leases and management and franchise agreements, which are recorded at fair value, although no value is generally allocated to contracts which are at market terms. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations.

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

•	We make estimates with respect to contingent liabilities for losses covered by insurance in accordance with Financial Accounting Standard 5, Accounting for Contingencies. We record liabilities for self insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated. We are self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 59 of our hotels. We review the adequacy of our reserves for our self-insured claims on a regular basis. Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred at the end of each accounting period. These reserves represent estimates at a given date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims. Estimates are also required since there may be delays in reporting. Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If our insurance reserves of $4.4 million, at December 31, 2007, for general liability losses are insufficient, we will record an additional expense in future periods. Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded. We had recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2007.

•	Our Taxable REIT Subsidiaries, or TRSs, have cumulative potential future tax deductions totaling $304.1 million. The net deferred income tax asset associated with these potential future tax deductions was $123.3 million. We have recorded a valuation allowance equal to 100% of our $123.3 million deferred tax asset related to our TRSs, because of the uncertainty of realizing the benefit of the deferred tax asset. SFAS 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. In accordance with SFAS 109, we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.
Recent Accounting Announcements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is January 1, 2009. We do not believe that the adoption of this standard will have a material effect on our financial position and results of operations.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for us on January 1, 2008. We do not believe that the adoption of this standard will have a material effect on our financial position and results of operations.
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for us for business combinations for which the acquisition date is on or after January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS 141(R) will have on our financial position and results of operations.
     In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for us for business combinations for which the acquisition date is on or after January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.

Disclosure Regarding Forward Looking Statements
     This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks”, or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements. Among these factors are:
•	general economic and lodging industry conditions, including the currently unsettled capital markets, adverse changes in the overall economy, the impact of the United States’ military involvement in the Middle East and elsewhere, future acts of terrorism, the threat or outbreak of a pandemic disease affecting the travel industry, the impact on the travel industry of high fuel costs and increased security precautions;
•	our overall debt levels and our ability to obtain new financing and service debt, especially in light of currently tight capital markets;
•	our inability to retain earnings;
•	our liquidity and capital expenditures;
•	our growth strategy and acquisition activities; and
•	competitive conditions in the lodging industry.
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
     The prospective financial information related to anticipated operating performance and FFO included in this Form 10-K has been prepared by, and is the responsibility of, our management. PricewaterhouseCoopers LLP has neither examined nor compiled the accompanying prospective financial information and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto. The PricewaterhouseCoopers LLP report included in this Form 10-K relates to our historical financial information. It does not extend to the prospective financial information and should not be read to do so.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2007, approximately 55% of our consolidated debt had fixed interest rates. In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.
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

	December 31, 2007
	Expected Maturity Date
								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
	(dollars in thousands)
Liabilities
Fixed rate:
Debt	$13,733	$142,240	$274,376	$303,030	$2,415	$75,820	$811,614	$846,556
Average interest rate	7.99%	7.27%	8.70%	8.49%	6.48%	6.53%	8.15%
Floating rate:
Debt	273,850	177,225	—	215,000	—	—	666,075	666,075
Average interest rate(a)	4.90%	5.22%	—	6.48%	—	—	5.49%

Total debt	$287,583	$319,465	$274,376	$518,030	$2,415	$75,820	$1,477,689
Average interest rate	5.05%	6.13%	8.70%	7.65%	6.48%	6.53%	6.95%
Net discount							(2,082)

Total debt							$1,475,607

(a)	The average floating interest rate represents the implied forward rates in the yield curve at December 31, 2007.

	December 31, 2006
	Expected Maturity Date
								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(dollars in thousands)
Liabilities
Fixed rate:
Debt	$12,739	$13,733	$142,240	$274,535	$303,030	$84,868	$831,145	$887,575
Average interest rate	7.98%	7.98%	7.26%	8.70%	8.49%	6.53%	8.13%
Floating rate:
Debt	58,597	265,500	—	—	215,000	—	539,097	539,097
Average interest rate(a)	7.32%	6.14%	—	—	7.10%	—	6.65%

Total debt	$71,336	$279,233	$142,240	$274,535	$518,030	$84,868	$1,370,242
Average interest rate	7.44%	6.23%	7.26%	8.70%	7.91%	6.53%	7.55%
Net discount							(1,089)

Total debt							$1,369,153

(a)	The average floating interest rate represents the implied forward rates in the yield curve at December 31, 2006.
     Swap contracts contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. We had no interest rate swap agreements at December 31, 2007 or 2006.

Item 8. Financial Statements and Supplementary Data
FELCOR LODGING TRUST INCORPORATED

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of FelCor Lodging Trust Incorporated
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Trust Incorporated and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 29, 2008

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(in thousands)

	2007	2006
ASSETS
Investment in hotels, net of accumulated depreciation of $694,464 in 2007 and $612,286 in 2006	$2,400,057	$2,044,285
Investment in unconsolidated entities	127,273	111,716
Hotels held for sale	—	133,801
Cash and cash equivalents	57,609	124,179
Restricted cash	14,846	22,753
Accounts receivable, net of allowance for doubtful accounts of $307 in 2007 and $962 in 2006	37,871	33,395
Deferred expenses, net of accumulated amortization of $10,820 in 2007 and $8,841 in 2006	8,149	9,480
Condominium development project	1,913	70,661
Other assets	36,117	32,979

Total assets	$2,683,835	$2,583,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, net of discount of $2,082 in 2007 and $1,089 in 2006	$1,475,607	$1,369,153
Distributions payable	30,493	24,078
Accrued expenses and other liabilities	134,159	139,277

Total liabilities	1,640,259	1,532,508

Commitments and contingencies
Minority interest in FelCor LP,1,354 and 1,355 units issued and outstanding at December 31, 2007 and 2006, respectively	11,398	11,638

Minority interest in other partnerships	25,264	28,172

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at December 31, 2007 and 2006	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at December 31, 2007 and 2006	169,412	169,412
Common stock, $.01 par value, 200,000 shares authorized and 69,413 and 69,438 shares issued, including shares in treasury, at December 31, 2007 and 2006, respectively	694	694
Additional paid-in capital	2,062,893	2,066,694
Accumulated other comprehensive income	27,450	15,839
Accumulated deficit	(1,434,393)	(1,409,790)
Less: Common stock in treasury, at cost, of 6,705 and 7,386 shares at December 31, 2007 and December 31, 2006, respectively	(128,504)	(141,280)

Total stockholders’ equity	1,006,914	1,010,931

Total liabilities and stockholders’ equity	$2,683,835	$2,583,249

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands, except per share data)

	2007	2006	2005
Revenues:
Hotel operating revenue	$1,018,795	$990,959	$913,149
Other revenue	3,089	79	1,506

Total revenues	1,021,884	991,038	914,655

Expenses:
Hotel departmental expenses	329,436	319,731	303,454
Other property operating costs	275,217	270,301	255,626
Management and franchise fees	53,508	51,237	45,215
Taxes, insurance and lease expense	121,259	112,052	104,852
Abandoned projects	22	33	265
Corporate expenses	20,718	23,308	19,025
Depreciation	110,751	94,579	84,448
Other expenses	2,803	—	—

Total operating expenses	913,714	871,241	812,885

Operating income	108,170	119,797	101,770
Interest expense, net	(92,489)	(110,867)	(121,668)
Hurricane loss	—	—	(6,481)
Charge-off of deferred financing costs	—	(3,562)	(1,448)
Loss on early extinguishment of debt	—	(12,471)	(4,037)
Gain on swap termination	—	1,715	—

Income (loss) before equity in income of unconsolidated entities, minority interests and gain on sale of assets	15,681	(5,388)	(31,864)
Equity in income from unconsolidated entities	20,357	11,537	10,169
Gain (loss) on sale of other assets	—	(92)	469
Gain on sale of condominiums	18,622	—	—
Minority interests	1,033	2,508	4,310

Income (loss) from continuing operations	55,693	8,565	(16,916)
Discontinued operations	33,346	42,480	(234,699)

Net income (loss)	89,039	51,045	(251,615)
Preferred dividends	(38,713)	(38,713)	(39,408)
Issuance costs of redeemed preferred stock	—	—	(6,522)

Net income (loss) applicable to common stockholders	$50,326	$12,332	$(297,545)

Income (loss) per common share data:
Basic per common share data:
Income (loss) from continuing operations	$0.28	$(0.50)	$(1.06)

Net income (loss)	$0.82	$0.20	(5.01)

Basic weighted average common shares outstanding	61,600	60,734	59,436

Diluted per common share data:
Income (loss) from continuing operations	$0.27	$(0.50)	$(1.06)

Net income (loss)	$0.81	$0.20	(5.01)

Diluted weighted average common shares outstanding	61,897	60,734	59,436

Cash dividends declared on common stock	$1.20	$0.80	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
Net income (loss)	$89,039	$51,045	$(251,615)
Unrealized holding gains (loss) from interest rate swaps	—	(507)	2,074
Realized gain from interest rate swaps	—	(1,715)	—
Foreign currency translation adjustment	11,611	(1,541)	1,748

Comprehensive income (loss)	$100,650	$47,282	$(247,793)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006, and 2005
(in thousands)

	Preferred Stock		Common Stock			Accumulated
	Number		Number		Additional	Other			Total
	of		of		Paid-in	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Stock	Equity
Balance at December 31, 2004	12,948	$478,757	69,436	$694	$2,085,189	$15,780	$(1,066,143)	$(183,954)	$1,330,323
Foreign exchange translation	—	—	—	—	—	1,748	—	—	1,748
Issuance of Series C preferred stock	68	169,412	—	—	(5,492)	—	—	—	163,920
Retirement of Series B preferred stock	(68)	(169,395)	—	—	6,522	—	(6,522)		(169,395)
Issuance of stock awards	—	—	4	—	(7,285)	—	—	7,022	(263)
Amortization of stock awards	—	—	—	—	3,265	—	—	—	3,265
Unrealized gain on hedging transaction	—	—	—	—	—	2,074	—	—	2,074
Conversion of operating partnership units into common shares	—	—	—	—	(118)	—	—	506	388
Allocation from minority units	—	—	—	—	(212)	—	—	—	(212)
Dividends declared:
$0.15 per common share	—	—	—	—	—	—	(9,032)	—	(9,032)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,117)	—	(25,117)
$1.125 per Series B depositary preferred share	—	—	—	—	—	—	(5,432)	—	(5,432)
$1.63 per Series C depositary preferred share	—	—	—	—	—	—	(8,859)	—	(8,859)
Net loss	—	—	—	—	—	—	(251,615)	—	(251,615)

Balance at December 31, 2005	12,948	478,774	69,440	694	2,081,869	19,602	(1,372,720)	(176,426)	1,031,793
Foreign exchange translation	—	—	—	—	—	(1,541)	—	—	(1,541)
Issuance of stock awards	—	—	19	—	(6,371)	—	—	6,933	562
Exercise of stock options	—	—	—	—	(482)	—	—	2,670	2,188
Amortization of stock awards	—	—	—	—	5,169	—	—	—	5,169
Forfeiture of stock awards	—	—	—	—	579	—	—	(1,684)	(1,105)
Common stock exchanged for treasury shares	—	—	(21)	—	(357)	—	—	357	—
Unrealized loss on hedging transaction	—	—	—	—	—	(507)	—	—	(507)
Realized gain on hedging transaction	—	—	—	—	—	(1,715)	—	—	(1,715)
Conversion of operating partnership units into common shares	—	—	—	—	(26,870)	—	—	26,870	—
Allocation from minority units	—	—	—	—	13,157	—	—	—	13,157
Dividends declared:
$0.80 per common share	—	—	—	—	—	—	(49,402)	—	(49,402)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,117)	—	(25,117)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—	(13,596)
Net income	—	—	—	—	—	—	51,045	—	51,045

Balance at December 31, 2006	12,948	478,774	69,438	694	2,066,694	15,839	(1,409,790)	(141,280)	1,010,931
Foreign exchange translation	—	—	—	—	—	11,611	—	—	11,611
Issuance of stock awards	—	—	—	—	(8,850)	—	—	9,259	409
Exercise of stock options	—	—	—	—	731	—	—	5,569	6,300
Amortization of stock awards	—	—	—	—	4,294	—	—	—	4,294
Forfeiture of stock awards	—	—	—	—	684	—	—	(2,564)	(1,880)
Common stock exchanged for treasury shares	—	—	(25)	—	(488)	—	—	488	—
Conversion of operating partnership units into common shares	—	—	—	—	(24)	—	—	24	—
Allocation from minority units	—	—	—	—	(148)	—	—	—	(148)
Dividends declared:
$1.20 per common share	—	—	—	—	—	—	(74,930)	—	(74,930)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,116)	—	(25,116)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—	(13,596)
Net income	—	—	—	—	—	—	89,039	—	89,039

Balance at December 31, 2007	12,948	$478,774	69,413	$694	$2,062,893	$27,450	$(1,434,393)	$(128,504)	$1,006,914

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$89,039	$51,045	$(251,615)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	110,765	110,274	122,535
Gain on sale of assets	(47,195)	(48,802)	(12,522)
Amortization of deferred financing fees and debt discount	2,663	4,456	4,566
Amortization of unearned officers’ and directors’ compensation	4,239	5,080	2,904
Equity in income from unconsolidated entities	(20,357)	(11,537)	(10,169)
Distributions of income from unconsolidated entities	947	3,632	1,062
Charges related to early debt extinguishment	901	17,344	11,300
Impairment loss hotels	—	16,474	266,751
Minority interests	785	(789)	(23,295)
Changes in assets and liabilities:
Accounts receivable	(19)	12,571	(6,178)
Restricted cash-operations	3,787	(2,687)	(6,941)
Other assets	6,564	(9,076)	(6,057)
Accrued expenses and other liabilities	(14,782)	(285)	19,141

Net cash flow provided by operating activities	137,337	147,700	111,482

Cash flows provided by (used in) investing activities:
Acquisition of hotels	(50,424)	—	—
Improvements and additions to hotels	(227,518)	(168,525)	(111,664)
Additions to condominium project	(8,299)	(51,200)	(11,546)
Acquisition of joint venture	—	—	(1,197)
Cash from consolidation of venture	—	—	3,204
Proceeds from sale of hotels	165,107	346,332	73,502
Proceeds from sale of condominiums	20,669	—	—
Proceeds received from property damage insurance	2,034	7,535	3,131
Purchase of investment securities	(7,503)	—	—
Decrease in restricted cash-investing	7,334	1,008	10,804
Cash distributions from unconsolidated entities	8,812	5,700	6,578
Capital contributions to unconsolidated entities	(4,650)	(250)	(1,350)

Net cash flow provided by (used in) investing activities	(94,438)	140,600	(28,538)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	25,492	540,494	233,911
Repayment of borrowings	(30,312)	(716,006)	(292,990)
Payment of debt issuance costs	(1,187)	(3,985)	(659)
Decrease in restricted cash-financing	—	2,825	4,401
Net proceeds from sale of preferred stock	—	—	164,147
Redemption of preferred stock	—	—	(169,395)
Exercise of stock options	6,280	2,188	—
Distributions paid to other partnerships’ minority holders	(5,030)	(13,167)	—
Contribution from minority interest holders	2,431	2,519	2,200
Distributions paid to FelCor LP limited partners	(1,481)	(878)	(414)
Distributions paid to preferred stockholders	(38,712)	(38,713)	(39,905)
Distributions paid to common stockholders	(68,599)	(33,951)	(9,032)

Net cash flow used in financing activities	(111,118)	(258,674)	(107,736)

Effect of exchange rate changes on cash	1,649	(11)	46
Net change in cash and cash equivalents	(66,570)	29,615	(24,746)
Cash and cash equivalents at beginning of periods	124,179	94,564	119,310

Cash and cash equivalents at end of periods	$57,609	$124,179	$94,564

Supplemental cash flow information — Interest paid	$101,657	$118,502	$132,091

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     FelCor Lodging Trust Incorporated, or FelCor, is a real estate investment trust, or REIT. At December 31, 2007, we held ownership interests in 89 hotels and were the owner of the largest number of Embassy Suites Hotels and Doubletree Guest Suites hotels in North America.
     FelCor is the sole general partner of, and the owner of a greater than 97% limited partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP. All of our operations are conducted solely through FelCor LP or its subsidiaries.
     Of the 89 hotels in which we had an ownership interest at December 31, 2007, we owned a 100% interest in 66 hotels, a 90% or greater interest in entities owning four hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 17 hotels.
     As the result of our ownership interests in the operating lessees of 85 of these hotels, or our Consolidated Hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operating revenues and expenses of the remaining four hotels were not consolidated, but reported on the equity method, three of these hotels were operated by 50% owned lessees and one hotel, in which we had a 50% ownership interest, was operated without a lease.
     At December 31, 2007, we had an aggregate of 64,061,270 shares and units outstanding, consisting of 62,707,499 shares of FelCor common stock and 1,353,771 units of FelCor LP limited partnership interest not owned by FelCor.
     The following table illustrates the distribution of our 85 Consolidated Hotels among our premier brands at December 31, 2007:

Brand	Hotels	Rooms
Embassy Suites Hotels	47	12,129
Holiday Inn	17	6,305
Sheraton and Sheraton Suites	8	2,681
Doubletree and Doubletree Guest Suites	7	1,471
Hilton and Hilton Suites	2	559
Renaissance	2	921
Other brands(a)	2	939

Total hotels	85

(a)	Includes Hotel 480 Union Square and Westin.
     Our Consolidated Hotels are located in the United States (83 hotels in 23 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (14 hotels) and Texas (11 hotels). Approximately 46% of our hotel room revenues were generated from hotels in these three states during 2007.
     At December 31, 2007, of our 85 Consolidated Hotels (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 17 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed nine hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, and (iv) independent management companies managed two hotels.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization – (continued)
     We entered into management agreements for our three Marriott managed hotels in December 2007. Hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. Their 2007 fiscal year ended on December 28.
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
     Investment in Hotels — Our hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings, 15 to 30 years for improvements and three to seven years for furniture, fixtures, and equipment.
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
     Acquisition of Hotels — Investments in hotel properties are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Any remaining unallocated acquisition costs would be treated as goodwill. Property and equipment are recorded at valuations performed by management and independent third parties. Identifiable intangible assets are typically contracts including ground and retail leases and management and franchise agreements, which are recorded at fair value, although no value is generally allocated to contracts which are at market terms. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations.

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
     Hotels Held for Sale — We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we do not consider hotels as “held for sale” until it is probable that the sale will be completed within one year. Once a hotel is “held for sale” the operations related to the hotel are included in discontinued operations. We had 11 non-strategic hotels that were classified as “held for sale” at December 31, 2006. All of these hotels were sold in 2007, and we had no hotels held for sale at December 31, 2007.
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

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies — (continued)
     Revenue Recognition — Approximately 99.7% to 100.0% of our revenue is comprised of hotel operating revenues, such as room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests as earned. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remainder of our revenue is from condominium management fee income and other sources.
     We do not have any time-share arrangements and do not sponsor any frequent guest programs for which we would have any contingent liability. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs (typically consisting of a percentage of the total guest charges incurred by a participating guest) as incurred. When a guest redeems accumulated frequent guest points at one of our hotels, the hotel bills the sponsor for the services provided in redemption of such points and records revenue in the amount of the charges billed to the sponsor. Associated with the frequent guest programs, we have no loss contingencies or ongoing obligation beyond what is paid to the brand owner following a guest’s stay.
     We recognize revenue from the sale of condominium units using the completed contract method.
     Foreign Currency Translation — Results of operations for our Canadian hotels are maintained in Canadian dollars and translated using the weighted average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in accumulated other comprehensive income and were $27.5 million and $15.8 million as of December 31, 2007 and 2006, respectively.
     Capitalized Cost — We capitalize interest and certain other costs, such as property taxes, land leases, and property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. We cease capitalizing these costs to projects when construction is substantially complete. Such costs capitalized in 2007, 2006, and 2005, were $12.5 million, $10.6 million and $8.4 million, respectively.
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

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies — (continued)
     Stock Compensation — In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123(R), Share-Based Payment. This statement replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for (i) all stock awards granted after the required date of adoption and to (ii) awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as such previous awards continue to vest. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective application. The adoption of this standard did not have a material impact on our consolidated financial statements.
     Prior to January 1, 2006, when we adopted SFAS 123(R), in accordance with the provisions of SFAS 123 we continued to apply APB 25 and related interpretations in accounting for our stock based compensation plans for stock based compensation issued prior to January 1, 2003. Had the compensation cost for these stock-based compensation plans been determined in accordance with SFAS 123 our net loss from continuing operations and net loss from continuing operations per common share for the year ended December 31, 2005 would approximate the pro forma amounts below (in thousands, except per share data):

2005
Loss from continuing operations, as reported	$(16,916)
Add stock based compensation included in the net loss, as reported	2,904
Less stock based compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(2,914)

Loss from continuing operations, pro forma	$(16,926)

Basic and diluted net loss from continuing operations per common share:
As reported	$(1.06)
Pro forma	$(1.06)
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
     Distributions and Dividends — We declared aggregate common dividends of $1.20 and $0.80 per share in 2007 and 2006, respectively. Additionally, we have paid regular quarterly dividends on our preferred stock in accordance with our preferred stock dividend requirements. Our ability to make distributions is dependent on our receipt of quarterly distributions from FelCor LP, and FelCor LP’s ability to make distributions is dependent upon the results of operations of our hotels.

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
     Income Taxes — We have elected to be treated as a REIT under Sections 856 to 860 of the Internal Revenue Code. We generally lease our hotels to wholly-owned taxable REIT subsidiaries, or TRSs, that are subject to federal and state income taxes. Through these lessees we record room revenue, food and beverage revenue and other revenue related to the operations of our hotels. We account for income taxes in accordance with the provisions of SFAS 109. Under SFAS 109, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized.
     On January 1, 2007 we adopted the provisions of FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Under FIN 48, we determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, Accounting for Income Taxes. We recorded no cumulative effect as a result of our adoption of FIN 48 on January 1, 2007.
3. Investment in Hotels
     Investment in hotels at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Building and improvements	$2,307,726	$2,058,563
Furniture, fixtures and equipment	502,348	308,838
Land	235,058	203,791
Construction in progress	49,389	85,379

	3,094,521	2,656,571
Accumulated depreciation	(694,464)	(612,286)

	$2,400,057	$2,044,285

     In 2007, we wrote off fully depreciated furniture, fixtures and equipment aggregating approximately $31.0 million.
     We invested $228 million and $169 million in additions and improvements to our consolidated hotels during the years ended December 31, 2007 and 2006, respectively.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Acquisitions of Hotels
     In December 2007, we acquired two upper-upscale resort hotels, the Renaissance Esmeralda Resort & Spa in Indian Wells, California with 560 rooms and the Renaissance Vinoy Resort & Golf Club in St. Petersburg, Florida with 361 rooms. The fair values, at the date of acquisition, of the assets acquired and liabilities assumed in connection with these acquisitions were based on appraisals and valuation studies performed by management. The following summarizes the fair values of assets acquired and liabilities assumed in connection with these acquisitions:

Assets
Investment in hotels (a)	$220,583
Cash	2,228
Restricted cash	3,707
Accounts receivable	4,267
Other assets	6,009

Total assets acquired	236,794

Liabilities
Debt, net of a $1,258 discount	175,967
Accrued expenses and other liabilities	8,175

Total liabilities assumed	184,142

Net assets acquired	52,652

Net of cash	$50,424

(a)	Investment in hotels was allocated to land ($30.9 million), building and improvements ($174.3 million) and furniture, fixtures, and equipment ($15.3 million).
     The following unaudited pro forma financial data for the years ended December 31, 2007 and 2006 are presented to illustrate the estimated effects of these acquisitions as they had occurred as of the beginning of each of the periods presented. The pro forma information includes adjustments for the results of operations for operating properties (operating expenses, depreciation and amortization and interest expense). The following unaudited pro forma financial data is not necessarily indicative of the results of operations as if the acquisition had been completed on the assumed date (in thousands):

	Year Ended
	December 31,
	(unaudited)
	2007	2006
Total revenues	$1,115,482	$1,085,409
Net income	81,995	43,300
Earnings per share – basic	0.70	0.08
Earnings per share – diluted	0.70	0.08
5. Impairment Charges
     Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS 144 for purposes of determining impairment charges and reporting discontinued operations.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Impairment Charges — (continued)
     A hotel held for investment is tested for impairment whenever changes in circumstances indicate its carrying value may not be recoverable. The test is conducted using the undiscounted cash flows for the shorter of the estimated remaining holding periods or the useful life of the hotel. When testing for recoverability of hotels held for investment, we use projected cash flows over the expected hold period. Those hotels held for investment that fail the impairment test described in SFAS 144 are written down to their then current estimated fair value, before any selling expense and continue to be depreciated over their remaining useful lives.
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
     In 2006, we recorded impairment charges of $16.5 million under the provisions of SFAS 144. Of the 2006 charges, $9.3 million were related to our decision to designate seven additional hotels held for investment as non-strategic, $5.9 million related to a change in fair value estimates of held for investment hotels previously designated as non-strategic, and $1.3 million related to charges necessary to record two non- strategic hotels as of December 31, 2006 as held for sale at the lower of their carrying amount or fair value less costs to sell. In 2007, we sold our 11 remaining non-strategic hotels for gross proceeds of $191.0 million.
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
     All 51 hotels on which we recorded impairment in 2006 and 2005 have been sold.
6. Discontinued Operations
     The results of operations of the 11 hotels we sold in 2007, the 31 hotels we sold in 2006 and the 19 hotels we sold in 2005 are presented in discontinued operations for the periods presented. We had no hotels held for sale at December 31, 2007.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Discontinued Operations — (continued)
     Results of operations for the hotels included in discontinued operations are as follows:

	Year Ended December 31,
	2007	2006	2005
Hotel operating revenue	$26,522	$204,494	$343,492
Operating expenses	(18,430)	(200,958)	(593,211)

Operating income (loss)	8,092	3,536	(249,719)
Direct interest costs, net	(14)	(1,206)	(10,203)
Loss on the early extinguishment of debt	(902)	(1,311)	(5,815)
Gain on sale, net of tax	27,988	43,180	12,053
Minority interest	(1,818)	(1,719)	18,985

Income (loss) from discontinued operations	$33,346	$42,480	$(234,699)

     Impairment losses of $16.5 million and $266.8 million are included in the operating expenses from discontinued operations for the years ending December 31, 2006 and 2005, respectively.
     In 2007, we sold 11 hotels for aggregate gross proceeds of $191.0 million. We owned 100% ownership interests in 10 of these hotels and recorded a gain on sale of $28.0 million, which was net of approximately $1.8 million in taxes. One hotel, while the operating income and expenses were consolidated because of our majority ownership of the operating lessee, was owned by a 50% owned unconsolidated venture and the venture recorded a gain of $15.6 million, which we recorded our pro rata share in income from unconsolidated entities.
     In 2006, we sold 31 hotels for aggregate gross proceeds of $514.4 million and recorded a net gain of $43.2 million, which was net of approximately $5.7 million in taxes.
     In 2005, we sold 11 hotels for aggregate gross proceeds of $79.2 million. Additionally, in 2005 we relinquished title to the non-recourse mortgage holder of eight limited service hotels, owned by a consolidated joint venture, in exchange for the extinguishment of $49.2 million of debt. Associated with these eight hotels we recorded $1.3 million of asset disposition costs and $3.3 million gain on early extinguishment of debt.
7. Condominium Project
     Development of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina was completed in 2007. In 2007, we recognized gains under the completed contract method of $18.6 million, net of $1.0 million of tax, from the sale of 179 units. We expect that the remaining five condominium units will be sold on a selective basis to maximize the selling price. We obtained a construction loan in 2005 to build this project, which we repaid in May 2007 from proceeds of condominium sales.
8. Investment in Unconsolidated Entities
     We owned 50% interests in joint venture entities that owned 17 hotels at December 31, 2007 and 19 hotels at December 31, 2006. We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services, and lease three hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Investment in Unconsolidated Entities — (continued)
     Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	December 31,
	2007	2006
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$288,066	$260,628
Total assets	$319,295	$297,712
Debt	$188,356	$197,462
Total liabilities	$196,382	$203,659
Equity	$122,913	$94,053
     Debt of our unconsolidated entities at December 31, 2007, consisted entirely of non-recourse mortgage debt. In January 2008, certain of our unconsolidated entities refinanced debt, increasing unconsolidated debt by $40.6 million.
     Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	2007		2006	2005
Total revenues	$103,801		$83,766	$75,396
Net income	$38,908	(a)	$26,764	$21,801
Net income attributable to FelCor	$19,173		$13,382	$11,348
Preferred return	—		—	516
Additional gain on sale related to basis difference	3,336	(a)	—	—
Tax related to sale of asset by venture	(310	) (b)	—	—
Depreciation of cost in excess of book value	(1,842)		(1,845)	(1,695)

Equity in income from unconsolidated entities	$20,357		$11,537	$10,169

(a)	In the first quarter of 2007, a 50% owned joint venture entity sold its Embassy Suites Hotel in Covina, California. The sale of this hotel resulted in a gain of $15.6 million for this venture. Our basis in this unconsolidated hotel was lower than the venture’s basis, resulting in an additional gain on sale.

(b)	In the third quarter of 2007, a 50% owned joint venture entity sold its Hampton Inn in Hays, Kansas for an insignificant book gain. This sale caused FelCor to incur a $0.3 million tax obligation.
     A summary of the components of our investment in unconsolidated entities as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Hotel related investments	$52,491	$38,284
Cost in excess of book value of hotel investments	62,746	61,253
Land and condominium investments	12,036	12,179

	$127,273	$111,716

     A summary of the components of our equity in income of unconsolidated entities for the years ended December 31, 2007, 2006, and 2005, are as follows (in thousands):

	2007	2006	2005
Hotel related investments	$20,500	$11,568	$9,811
Other investments	(143)	(31)	358

Equity in income from unconsolidated entities	$20,357	$11,537	$10,169

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Investment in Unconsolidated Entities — (continued)
     In January 2008 non-recourse mortgage debt secured by eight unconsolidated hotels matured and was refinanced. The new loan proceeds aggregated $140 million and were used to repay the maturing debt of $87 million, repay a $12 million loan secured by another unconsolidated hotel and the balance was distributed to the joint venture partners.
9. Debt
     Debt at December 31, 2007 and 2006 consisted of the following (in thousands):

				Balance Outstanding
	Encumbered	Interest Rate at	Maturity	December 31,
	Hotels	December 31, 2007	Date	2007	2006
Line of credit(a)	none	L + 0.80	August 2011	$—	$—
Senior term notes	none	8.50(b)	June 2011	299,163	298,911
Senior term notes	none	L + 1.875	December 2011	215,000	215,000
Other	none	L + 0.40	March 2008	8,350	—

Total line of credit and senior debt(c)		7.65		522,513	513,911

Mortgage debt	12 hotels	L + 0.93(d)	November 2008(e)	250,000	250,000
Mortgage debt	7 hotels	6.57	June 2009-2014	89,087	97,553
Mortgage debt	7 hotels	7.32	March 2009	120,827	124,263
Mortgage debt	8 hotels	8.70	May 2010	165,981	169,438
Mortgage debt	6 hotels	8.73	May 2010	119,568	122,578
Mortgage debt	2 hotels	L + 1.55(f)	May 2009(g)	175,980	—
Mortgage debt	1 hotel	L + 2.85	August 2008	15,500	15,500
Mortgage debt	1 hotel	5.81	July 2016	12,509	12,861
Other	1 hotel	9.17	August 2011	3,642	4,452
Construction loan(h)	—	—	—	—	58,597

Total mortgage debt(c)	45 hotels	6.99		953,094	855,242

Total		7.22%		$1,475,607	$1,369,153

(a)	We have a borrowing capacity of $250 million on our line of credit. The interest rate on this line can range from 80 to 150 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement.

(b)	The interest rate on these senior notes will increase to 9.0% if the credit rating on our senior debt is downgraded by Moody’s to B1 and Standard & Poor’s rating remains below BB-.

(c)	Interest rates are calculated based on the weighted average debt outstanding at December 31, 2007.

(d)	We have purchased an interest rate cap for this notional amount with a cap rate of 7.8% that expires in November 2008.

(e)	This loan has three one-year extension options that permit the maturity to be extended to 2011, at our option.

(f)	We have purchased interest rate caps for $177 million aggregate notional amounts with cap rates of 6.25% which expire in May 2009.

(g)	These loans have three one-year extension options that permit the maturity to be extended to 2012, at our option.

(h)	In the second quarter of 2007, we repaid in full a recourse construction loan facility for the development of a 184-unit condominium project in Myrtle Beach, South Carolina.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Debt — (continued)
     In 2007, we amended our line of credit agreement to increase the amount available under the line from $125 million to $250 million, provide the ability to further increase the facility up to $500 million under certain conditions, reduce certain fees and costs including the interest rates applicable to borrowings, improve certain financial covenants and extend the initial maturity from January 2009 to August 2011 with the right to extend for an additional one-year period under certain conditions. At December 31, 2007, we had no borrowings outstanding under our line of credit. The interest rate on our line of credit was LIBOR plus 0.80% at December 31, 2007 and should increase to LIBOR plus 1.0% in April 2008.
     In December 2007, we assumed an existing loan in the original principal amount of $88.0 million in connection with our acquisition of the Renaissance Esmeralda Resort & Spa in Indian Wells, California and an existing loan in the original principal amount of $89.3 million in connection with our acquisition of the Renaissance Vinoy Resort & Golf Club in St. Petersburg, Florida. The interest rate on both loans is 155 basis points over the one-month LIBOR. Each loan is non-recourse to us and secured by a mortgage on its respective property. Both loans mature on May 1, 2009 unless extended, solely at our option, for three successive one-year terms, and may be prepaid at any time with no penalty or premium owed.
     In late 2007, we were notified that a AAA money market fund in which we had invested approximately $8.4 million had ceased honoring redemption requests and would liquidate its investments over approximately a six-month period. In order to ensure that our liquidity would not be impaired as a consequence, an affiliate of the fund sponsor provided us with a short-term loan at a rate approximately equal to our earnings rate on the fund. Through the date of this filing we have received redemptions aggregating $3.5 million and the balance remaining on the short-term loan was $4.8 million.
     We reported interest income of $6.4 million, $4.1 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, which is included in net interest expense. We capitalized interest of $4.8 million, $4.9 million and $1.9 million, for the years ended December 31, 2007, 2006 and 2005, respectively.
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

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Debt — (continued)
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
     At December 31, 2007, we had aggregate mortgage indebtedness, of approximately $953.1 million that was secured by 45 of our consolidated hotels with an aggregate book value of approximately $1.5 billion. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by four hotels provide for lock-box arrangements under certain circumstances.
     With respect to two of these loans, we are permitted to retain 115% of budgeted hotel operating expenses, but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met. These hotels currently exceed the minimum debt service coverage ratio, however, under the terms of the loan agreement, the lock-box provisions remain in place until the loan is repaid. Neither of these hotels has ever fallen below the debt service coverage ratio.
     With respect to the mortgage debt assumed in connection with our acquisitions of the Renaissance Vinoy Resort & Golf Club and Renaissance Esmeralda Resort & Spa, all cash from the hotels in excess of operating expenses, taxes, insurance and capital expenditure reserves is subject to lock-box arrangements. In each case, the lender holds lock-box funds that are first applied to meet current debt service obligations and any excess funds are held in the lock box account until the relevant hotel meets or exceeds a debt service coverage ratio of 1:1. At December 31, 2007, the debt service coverage ratio for one hotel was below 1:1.
     Our hotel mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.
     Our $250 million line of credit contains certain restrictive covenants, including a leverage ratio, fixed charge coverage ratio, unencumbered leverage ratio and a maximum payout ratio. The interest rate on our line can range from 80 to 150 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement. In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to make investments in condominium developments; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments, to create liens, to enter into transactions with

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Debt — (continued)
affiliates; and limitations on our ability to enter into joint ventures. At the date of this filing, we were in compliance with all of these covenants. If operating results fall significantly below our current expectations, we may not be able to meet some or all of these covenants in which case we may be unable to borrow under our line of credit. The breach of any of the covenants and limitations under our line of credit could result in the acceleration of amounts outstanding. Our failure to satisfy any accelerated recourse indebtedness, if in the amount of $10 million or more, could result in the acceleration of our other unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.
     Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than our line of credit. Payment of amounts due under our line of credit is guaranteed by us and certain of our subsidiaries who also guarantee payment of our senior debt and payment is secured by a pledge of our limited partnership interest in FelCor LP.
     At December 31, 2007, we had no borrowings under our line of credit.
     Future scheduled principal payments on debt obligations at December 31, 2007, are as follows (in thousands):

Year
2008	$287,583	(a)
2009	319,465	(b)
2010	274,376
2011	518,030
2012	2,415
2013 and thereafter	75,820

	1,477,689
Discount accretion over term	(2,082)

	$1,475,607

(a)	Includes $250 million of mortgage debt that has three one-year extension options.

(b)	Includes $176 million of mortgage debt that has three one-year extension options.
10. Derivatives
     On the date we enter into a derivative contract, we designate the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). For a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. Consequently, our earnings reflect the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At December 31, 2007, we did not have any outstanding hedges.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Derivatives — (continued)
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
     During 2006, we terminated three interest rate swaps with an aggregate notional amount of $100 million, maturing in December 2007. These interest rate swaps were designated as cash flow hedges and were marked to market through other comprehensive income. The unrealized net gain on these interest rate swap agreements was approximately $1.7 million when terminated. Upon termination this gain was realized and reclassified from accumulated other comprehensive income to earnings. The interest rate received on these interest rate swaps was 4.25% plus LIBOR and the interest rate paid was 7.80%. These swaps were 100% effective through this termination date.
     To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. Our interest rate swaps reduced interest expense by $1.2 million during the year ended December 31, 2006, and increased interest expense by $0.3 million during the year ended December 31, 2005. During 2007 we did not own any interest rate swaps.
     To fulfill requirements under certain loans, we owned interest rate caps with aggregate notional amounts of $427.2 million and $337.3 million as of December 31, 2007 and 2006, respectively. These interest rate cap agreements have not been designated as hedges, and have insignificant fair values at both December 31, 2007 and 2006, resulting in no significant net earnings impact.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Fair Value of Financial Instruments
     SFAS 107 requires disclosures about the fair value of all financial instruments, whether or not recognized for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2007. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) debt is based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities (the estimated fair value of our debt was $1.5 billion at December 31, 2007); and (iii) short-term non-cash investments included in other assets ($7.5 million as of December 31, 2007) are carried at estimated market value, which approximates our original cost basis as of December 31, 2007.
12. Income Taxes
     We elected to be taxed as a REIT under the federal income tax laws. As a REIT, we generally are not subject to federal income taxation at the corporate level on taxable income that is distributed to our stockholders. We may, however, be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. Our taxable REIT subsidiaries, or TRSs, formed to lease our hotels, are subject to federal, state and local income taxes. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent years. In connection with our election to be taxed as a REIT, our charter imposes restrictions on the ownership and transfer of shares of our common stock. FelCor LP expects to make distributions on its units sufficient to enable us to meet our distribution obligations as a REIT.
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

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Income Taxes — (continued)
Reconciliation between TRS’s GAAP net loss and taxable loss:
     The following table reconciles the TRS GAAP net loss to taxable loss for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
GAAP net income (loss)	$89,039	$51,045	$(251,615)
GAAP net income from REIT operations	(75,688)	(54,894)	(37,237)

GAAP net income (loss) of taxable subsidiaries	13,351	(3,849)	(288,852)
Impairment loss not deductible for tax	—	7,206	231,605
Tax gain (loss) in excess of book gains on sale of hotels	2,928	116,308	(39,842)
Depreciation and amortization(a)	(2,410)	(3,379)	(1,910)
Employee benefits not deductible for tax	(5,107)	(1,537)	1,708
Other book/tax differences	2,514	(1,653)	4,779

Tax gain (loss) of taxable subsidiaries	$11,276	$113,096	$(92,512)

(a)	The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.
Summary of TRS’s net deferred tax asset:
     At December 31, 2007 and 2006, our TRS had a deferred tax asset, on which we had a 100% valuation allowance, primarily comprised of the following (in thousands):

	2007	2006
Accumulated net operating losses of our TRS	$115,565	$119,850
Tax property basis in excess of book	444	1,128
Accrued employee benefits not deductible for tax	7,170	9,111
Bad debt allowance not deductible for tax	117	367

Gross deferred tax assets	123,296	130,456
Valuation allowance	(123,296)	(130,456)

Deferred tax asset after valuation allowance	$—	$—

     We have provided a valuation allowance against our deferred tax asset at December 31, 2007 and 2006, that results in no net deferred tax asset at December 31, 2007 and 2006 due to the uncertainty of realization (because of historical operating losses). Accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations. At December 31, 2007, the TRS had net operating loss carryforwards for federal income tax purposes of $304.1 million, which are available to offset future taxable income, if any, through 2025.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Income Taxes — (continued)
Reconciliation between REIT GAAP net loss and taxable income loss:
     The following table reconciles REIT GAAP net income (loss) to taxable income (loss) for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
GAAP net income (loss) from REIT operations	$75,688	$54,894	$37,237
Book/tax differences, net:
Depreciation and amortization(a)	(9,246)	(2,995)	4,797
Minority interests	(339)	(1,444)	(24,204)
Tax loss in excess of book gains on sale of hotels	427	(19,869)	(21,547)
Impairment loss not deductible for tax	—	9,268	35,146
Other	(618)	(445)	4,045

Taxable income subject to distribution requirement(b)	$65,912	$39,409	$35,474

(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.

(b)	The dividend distribution requirement is 90%.
     If we sell any asset acquired from Bristol Hotel Company, or Bristol, within 10 years after our merger with Bristol in 1998, and we recognize a taxable gain on the sale, we will be taxed at the highest corporate rate on an amount equal to the lesser of the amount of gain that we recognize at the time of the sale, or the amount of gain that we would have recognized if we had sold the asset at the time of the Bristol merger for its then fair market value. Many of the hotels sold in our disposition program were originally acquired at the time of the Bristol merger. In 2007 and 2006, we recorded $1.5 million and $0.9 million, respectively, of built-in-gain tax with respect to the sale of three hotels, but have not recognized any other material built-in-gain tax on these sales by offsetting built in losses or other tax planning strategies. We do not believe that we will recognize any additional built-in-gain tax with regards to these hotels.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Income Taxes — (continued)
Characterization of distributions:
     For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2007, 2006 and 2005, distributions paid per share were characterized as follows:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Common Stock
Ordinary income	$0.860	71.63	$0.188	23.45	$0.028	18.76
Return of capital	0.340	28.37	0.612	76.55	0.122	81.24

	$1.200	100.00	$0.800	100.00	$0.150	100.00

Preferred Stock – Series A
Ordinary income	$1.95	100.00	$1.95	100.00	$1.95	100.00
Return of capital	—	—	—	—	—	—

	$1.95	100.00	$1.95	100.00	$1.95	100.00

Preferred Stock – Series B
Ordinary income	$—	—	$—	—	$1.125	100.00
Return of capital	—	—	—	—	—	—

	$—	—	$—	—	$1.125	100.00

Preferred Stock – Series C
Ordinary income	$2.00	100.00	$2.00	100.00	$1.633	100.00
Return of capital	—	—	—	—	—	—

	$2.00	100.00	$2.00	100.00	$1.633	100.00

13. Capital Stock
     At December 31, 2007, we had $600 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under a shelf registration statement previously declared effective.
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
13. Capital Stock – (continued)
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
     Accrued dividends payable on our common stock, Series A and Series C preferred stock aggregating $30.5 million at December 31, 2007, were paid in January 2008.
FelCor LP Units
     We are the sole general partner of FelCor LP and are obligated to contribute the net proceeds from any issuance of our equity securities to FelCor LP in exchange for units of partnership interest, or Units, corresponding in number and terms to the equity securities issued by us. Units of limited partner interest may also be issued by FelCor LP to third parties in exchange for cash or property, and Units so issued to third parties are redeemable at the option of the holders thereof for a like number of shares of our common stock or, at our option, for the cash equivalent thereof. During 2007, 2006 and 2005, 1,245 Units, 1,407,524 Units, and 25,595 Units, respectively, were exchanged for a like number of common shares issued from treasury stock.
14. Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs
     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Room revenue	$830,979	$809,466	$742,882
Food and beverage revenue	136,793	129,200	121,836
Other operating departments	51,023	52,293	48,431

Total hotel operating revenues	$1,018,795	$990,959	$913,149

     Approximately 99.7% to 100.0% of our revenue in 2007, 2006 and 2005 was comprised of hotel operating revenues, which includes room revenue, food and beverage revenue, and revenue from other operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remainder of our revenue was from retail space rental revenue and other sources.
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

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs – (continued)
     Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Room	$204,426	$199,283	$187,872
Food and beverage	104,086	97,012	93,136
Other operating departments	20,924	23,436	22,446

Total hotel departmental expenses	$329,436	$319,731	$303,454

     Other property operating costs from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Hotel general and administrative expense	$86,884	$87,451	$82,607
Marketing	84,286	81,113	76,151
Repair and maintenance	55,045	52,710	50,011
Utilities	49,002	49,027	46,857

Total other property operating costs	$275,217	$270,301	$255,626

     Included in hotel departmental expenses and other property operating costs were hotel compensation and benefit expenses of $289.1 million, $281.7 million, and $273.5 million for the year ended December 31, 2007, 2006 and 2005, respectively.
15. Taxes, Insurance and Lease Expense
     Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Operating lease expense (a)	$70,695	$69,221	$62,176
Real estate and other taxes	34,652	32,790	32,175
Property, general liability insurance and other	15,912	10,041	10,501

Total taxes, insurance and lease expense	$121,259	$112,052	$104,852

(a)	Includes hotel lease expense of $61.7 million, $61.1 million, $54.7 million, respectively, associated with 13 hotels in 2007, 2006 and 2005 owned by unconsolidated entities and leased to our consolidated lessees. Included in lease expense is $37.0 million, $36.1 million and $28.4 million in percentage rent for the year ended December 31, 2007, 2006 and 2005, respectively.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Land Leases and Hotel Rent
     We lease land occupied by certain hotels from third parties under various operating leases that expire through 2089. Certain land leases contain contingent rent features based on gross revenue at the respective hotels. In addition, we recognize rent expense for 13 hotels that are owned by unconsolidated entities and are leased to our consolidated lessees. These leases expire through 2015 and require the payment of base rents and contingent rent based on revenues at the respective hotels. Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2007, were as follows (in thousands):

Year
2008	$35,085
2009	33,167
2010	33,107
2011	32,337
2012	30,507
2013 and thereafter	228,775

$392,978

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	2007	2006	2005
Numerator:
Income (loss) from continuing operations	$55,693	$8,565	$(16,916)
Less: Preferred dividends	(38,713)	(38,713)	(39,408)
Issuance costs of redeemed preferred stock	—	—	(6,522)

Income (loss) from continuing operations applicable to common stockholders	16,980	(30,148)	(62,846)
Discontinued operations	33,346	42,480	(234,699)

Net income (loss) applicable to common stockholders	$50,326	$12,332	$(297,545)

Denominator:
Denominator for basic earnings (loss) per share	61,600	60,734	59,436

Denominator for diluted earnings per share	61,897	60,734	59,436

Earnings (loss) per share data:
Basic:
Income (loss) from continuing operations	$0.28	$(0.50)	$(1.06)

Discontinued operations	$0.54	$0.70	$(3.95)

Net income (loss)	$0.82	$0.20	$(5.01)

Diluted:
Income (loss) from continuing operations	$0.27	$(0.50)	$(1.06)

Discontinued operations	$0.54	$0.70	$(3.95)

Net income (loss)	$0.81	$0.20	(5.01)

     Securities that could potentially dilute basic earnings per share in the future that were not included in computation of diluted earnings per share, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	2007	2006	2005
Restricted shares granted but not vested	—	327	648
Series A convertible preferred shares	9,985	9,985	9,985
     Series A preferred dividends that would be excluded from net income (loss) applicable to common stockholders, if the Series A preferred shares were dilutive, were $25.1 million for 2007, 2006 and 2005.
18. Commitments, Contingencies and Related Party Transactions
     We shared the executive offices and certain employees with FelCor, Inc. (controlled by Thomas J. Corcoran, Jr., Chairman of our Board of Directors), and FelCor, Inc. paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. Any such allocation of shared expenses must be approved by a majority of our independent directors. FelCor, Inc. paid approximately $50,000 per year for shared office costs in 2007, 2006 and 2005.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Commitments, Contingencies and Related Party Transactions — (continued)
     Our property insurance has a $100,000 all risk deductible, a deductible of 5% of insured value for named windstorm coverage and a deductible of 2% of insured value for California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 59 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.
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
     Our hotels are operated under various management agreements that call for base management fees, which range from 1.5% of hotel room revenue to 2% of the hotel’s total revenue plus 5% of the hotel’s room revenue and generally have an incentive provision related to the hotel’s profitability. In addition, the management agreements generally require us to invest approximately 3% to 5% of revenues for capital expenditures. The management agreements have terms from 5 to 20 years and generally have renewal options.
     Other than 37 hotels, with respect to which the license to use a brand name are contained in the management agreements governing their operations, each of our other 48 hotels operates under a separate franchise or license agreement. Typically, our franchise or license agreements provide for a license fee or royalty of 4% to 5% of room revenues. In the event we breach one of these agreements, in addition to losing the right to use the brand name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.
19. Supplemental Cash Flow Disclosure
     Accrued dividends payable on our common stock, Series A and Series C preferred stock aggregating $30.5 million and $24.1 million at December 31, 2007 and 2006, respectively, were paid in January of the following year.
     In 2007 and 2006, respectively, we allocated $24,000 and $26.9 million of minority interest to additional paid-in capital due to the exchange of 1,245 Units and 1,407,524 Units for common stock.
     Depreciation expense is comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Depreciation from continuing operations	$110,751	$94,579	$84,448
Depreciation from discontinued operations	14	15,695	38,087

Total depreciation expense	$110,765	$110,274	$122,535

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Supplemental Cash Flow Disclosure – (continued)
     In 2007, $67.0 million of proceeds from the sale of the Royale Palms condominium project was paid directly from the purchasers to our lender at closing.
     In 2006, we sold 31 hotels for gross proceeds of $514 million. These proceeds were used to repay approximately $356 million of debt ($150 million of which related to sales proceeds paid directly from purchaser to our lender at closing) and invested in capital improvements at many of our hotels.
     In 2006, we borrowed $215 million of debt that was paid directly to a lender, in repayment of $215 million of other debt.
     For the year ended December 31, 2007, our repayment of borrowings consisted of early retirement of debt of $7.4 million, payments on our line of credit of $10.0 million and normal recurring principal payments of $12.9 million.
     For the year ended December 31, 2006, our repayment of borrowings consisted of early retirement of debt of $456.5 million, payments on our line of credit of $243.6 million and normal recurring principal payments of $15.9 million.
     For the year ended December 31, 2005, our repayment of borrowings of $293.0 million consisted of early retirement of secured debt of $262.0 million and $31.0 million of normal recurring principal payments.
20. Stock Based Compensation Plans
     We sponsor three restricted stock and stock option plans, or the Plans. We are authorized to issue 4,700,000 shares of common stock under the Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All outstanding options have 10-year contractual terms and vest either over four or five equal annual installments beginning in the year following the date of grant or 100% at the end of a four-year vesting term. Stock grants vest either over four or five equal annual installments or over a four year schedule including time based vesting and performance based vesting. Under the Plans, there were 292,713 shares remaining available for grant at December 31, 2007.
Stock Options
     A summary of the status of our non-qualified stock options under the Plans as of December 31, 2007, 2006 and 2005, and the changes during these years are presented in the following tables:

	2007		2006		2005
		Weighted		Weighted		Weighted
	No. Shares of	Average	No. Shares of	Average	No. Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of the year	598,366	$22.62	1,465,257	$23.41	1,478,760	$24.72
Forfeited	(147,639)	$26.11	(726,891)	$25.56	(13,503)	$22.30
Exercised	(289,371)	$21.68	(140,000)	$15.63	—	—

Outstanding at end of year	161,356	$21.11	598,366	$22.62	1,465,257	$23.41

Exercisable at end of year	161,356	$21.11	598,366	$22.62	1,455,257	$23.46

Options Exercisable and Outstanding
	Number	Wgtd. Avg.
Range of	Outstanding at	Life	Wgtd Avg.
Exercise Prices	12/31/07	Remaining	Exercise Price
$15.62 to $22.13	161,356	0.99	$21.11

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Stock Based Compensation Plans – (continued)
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
Restricted Stock
     A summary of the status of our restricted stock grants as of December 31, 2007, 2006, and 2005, and the changes during these years are presented below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Market		Fair Market		Fair Market
		Value		Value		Value
	No. Shares	at Grant	No. Shares	at Grant	No. Shares	at Grant
Outstanding at beginning of the year	1,880,129	$14.56	1,549,206	$13.35	1,187,606	$17.54
Granted(a):
With immediate vesting(b)	24,100	$23.61	28,500	$19.78	22,300	$13.73
With 4-year pro rata vesting	454,600	$20.87	293,800	$18.71	319,300	$12.52
With 5-year pro rata vesting	5,000	$21.66	60,000	$21.64	20,000	$13.85
Forfeited	(34,599)	$17.80	(51,377)	$13.23	—	—

Outstanding at end of year	2,329,230	$15.85	1,880,129	$14.56	1,549,206	$13.35

Vested at end of year	1,283,724	$17.07	1,108,866	$17.30	795,738	$18.49

(a)	All shares granted are issued out of treasury except for 19,200 and 5,200 of the restricted shares issued to directors during the years ended December 31, 2006 and 2005, respectively.

(b)	Shares awarded to directors.
     The unearned compensation cost of granted but unvested restricted stock as of December 31, 2007 was $4.2 million. The weighted average period over which this cost is to be amortized is approximately three years.
21. Employee Benefits
     We offer a 401(k) plan and health insurance benefits to our employees. Our matching contribution to our 401(k) plan aggregated $0.9 million for each of 2007 and 2006 and $0.7 million for 2005. The cost of health insurance benefits were $0.5 million during 2007, $1.2 million during 2006, and $0.7 million during 2005.
     The employees at our hotels are employees of the respective management companies. Under the management agreements, we reimburse the management companies for the compensation and benefits related to the employees who work at our hotels. We are not, however, the sponsors of their employee benefit plans and have no obligation to fund these plans.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Segment Information
     SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one operating segment because of the similar economic characteristics of our hotels.
     The following table sets forth revenues for continuing operations, and investment in hotel assets represented by, the following geographical areas as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Revenue			Investment in Hotel Assets
	2007	2006	2005	2007	2006	2005
California	$208,495	$195,056	$178,688	$547,451	$413,899	$517,250
Texas	114,802	110,384	98,870	226,724	207,921	363,221
Florida	154,939	150,339	136,882	505,480	344,812	370,863
Georgia	59,198	58,745	54,993	126,896	122,227	208,665
Other states	452,730	447,081	418,445	928,378	905,352	1,072,222
Canada	31,720	29,433	26,777	65,128	50,074	52,158

Total	$1,021,884	$991,038	$914,655	$2,400,057	$2,044,285	$2,584,379

23. Recently Issued Statements of Financial Accounting Standards
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is January 1, 2009. We do not believe that the adoption of this standard will have a material effect on our financial position and results of operations.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for us on January 1, 2008. We do not believe that the adoption of this standard will have a material effect on our financial position and results of operations.

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Recently Issued Statements of Financial Accounting Standards – (continued)
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for us for business combinations for which the acquisition date is on or after January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS 141(R) will have on our financial position and results of operations.
     In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for us for business combinations for which the acquisition date is on or after January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
24. Quarterly Operating Results (unaudited)
     Our unaudited consolidated quarterly operating data for the years ended December 31, 2007 and 2006 follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in stockholders’ equity and cash flows for a period of several years.

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
Total revenues	$248,672	$266,244	$258,462	$248,506
Net income (loss) from continuing operations	$20,855	$29,384	$8,199	$(2,745)
Discontinued operations	$8,307	$25,792	$(206)	$(547)
Net income (loss)	$29,162	$55,176	$7,993	$(3,292)
Net income (loss) applicable to common stockholders	$19,484	$45,498	$(1,685)	$(12,971)
Comprehensive income	$29,495	$62,022	$12,872	$(3,739)
Basic and diluted per common share data:
Net income (loss) from continuing operations	$0.18	$0.32	$(0.02)	$(0.20)
Discontinued operations	$0.14	$0.41	$(0.01)	$(0.01)

Net income (loss)	$0.32	$0.73	$(0.03)	$(0.21)

Basic weighted average common shares outstanding	61,374	61,587	61,652	61,649

Diluted weighted average common shares outstanding	61,762	62,032	61,652	61,649

FELCOR LODGING TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. Quarterly Operating Results (unaudited) – (continued)

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Total revenues	$251,407	$259,264	$247,464	$232,902
Net income (loss) from continuing operations	$6,920	$12,534	$4,272	$(15,044)
Discontinued operations	$2,932	$(2,389)	$15,790	$26,030
Net income	$9,852	$10,145	$20,062	$10,986
Net income applicable to common stockholders	$174	$467	$10,397	$1,295
Comprehensive income	$9,560	$12,305	$19,266	$6,151
Basic and diluted per common share data:
Net income (loss) from continuing operations	$(0.05)	$0.05	$(0.09)	$(0.40)
Discontinued operations	$0.05	$(0.04)	$0.26	$0.42

Net income	$—	$0.01	$0.17	$0.02

Basic weighted average common shares outstanding	59,660	60,355	61,148	61,268

Diluted weighted average common shares outstanding	59,660	60,626	61,148	61,268

FELCOR LODGING TRUST INCORPORATED
Schedule III — Real Estate and Accumulated Depreciation
as of December 31, 2007
(in thousands)

				Cost Capitalized
				Subsequent to		Gross Amounts at Which
		Initial Cost		Acquisition		Carried at Close of Period			Accumulated			Life Upon
			Building		Building		Building		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Birmingham, AL (1)	$15,224	$2,843	$29,286	$0	$2,944	$2,843	$32,230	$35,073	$8,979	1987	1/3/1996	15 - 40 Yrs
Phoenix — Biltmore, AZ (1)	20,059	4,694	38,998	0	2,598	4,694	41,596	46,290	12,022	1985	1/3/1996	15 - 40 Yrs
Phoenix Crescent Hotel, AZ (2)	23,394	3,608	29,583	0	1,672	3,608	31,255	34,863	8,091	1986	6/30/1997	15 - 40 Yrs
Phoenix Tempe, AZ (1)	22,944	3,951	34,371	0	1,837	3,951	36,208	40,159	8,566	1986	5/4/1998	15 - 40 Yrs
Dana Point — Doheny Beach, CA (3)	0	1,787	15,545	0	2,267	1,787	17,812	19,599	4,639	1992	2/21/1997	15 - 40 Yrs
Indian Wells — Esmeralda, CA (4)	87,357	30,948	73,507	0	0	30,948	73,507	104,455	0	1989	12/16/2007	15 - 40 Yrs
Los Angeles — Anaheim (Located near Disneyland Park), CA (1)	23,595	2,548	14,832	0	1,608	2,548	16,440	18,988	4,719	1987	1/3/1996	15 - 40 Yrs
Los Angeles International Airport — South, CA (1)	0	2,660	17,997	0	1,458	2,660	19,455	22,115	6,209	1985	3/27/1996	15 - 40 Yrs
Milpitas — Silicon Valley, CA (1)	26,219	4,021	23,677	0	2,900	4,021	26,577	30,598	7,534	1987	1/3/1996	15 - 40 Yrs
Napa Valley, CA (1)	13,774	3,287	14,205	0	1,882	3,287	16,087	19,374	4,532	1985	5/8/1996	15 - 40 Yrs
Oxnard — Mandalay Beach Resort & Conference Center, CA (1)	0	2,930	22,125	0	4,499	2,930	26,624	29,554	7,254	1986	5/8/1996	15 - 40 Yrs
San Diego — On the Bay, CA (5)	0	0	68,229	0	5,102	0	73,331	73,331	19,609	1965	7/28/1998	15 - 40 Yrs
San Francisco — Airport — Burlingame, CA (1)	0	0	39,929	0	1,663	0	41,592	41,592	12,187	1986	11/6/1995	15 - 40 Yrs
San Francisco — Airport — South San Francisco, CA (1)	23,454	3,418	31,737	0	3,229	3,418	34,966	38,384	9,915	1988	1/3/1996	15 - 40 Yrs
San Francisco — Fisherman’s Wharf, CA (5)	0	0	61,883	0	1,886	0	63,769	63,769	24,334	1970	7/28/1998	15 - 40 Yrs
San Francisco — Union Square, CA (6)	0	8,466	73,684	(434)	4,384	8,032	78,068	86,100	18,380	1970	7/28/1998	15 - 40 Yrs
Santa Barbara, CA (5)	0	1,683	14,647	4	1,345	1,687	15,992	17,679	3,567	1969	7/28/1998	15 - 40 Yrs
Santa Monica, CA (5)	0	10,200	16,580	0	232	10,200	16,812	27,012	1,616	1967	3/11/2004	15 - 40 Yrs
Toronto — Airport, Canada (5)	0	0	21,041	0	17,355	0	38,396	38,396	9,806	1970	7/28/1998	15 - 40 Yrs
Toronto — Yorkdale, Canada (5)	0	1,566	13,633	823	14,814	2,389	28,447	30,836	7,837	1970	7/28/1998	15 - 40 Yrs
Wilmington, DE (7)	10,326	1,379	12,487	0	10,871	1,379	23,358	24,737	5,462	1972	3/20/1998	15 - 40 Yrs
Boca Raton, FL (1)	5,163	1,868	16,253	0	1,947	1,868	18,200	20,068	5,046	1989	2/28/1996	15 - 40 Yrs
Cocoa Beach — Oceanfront, FL (5)	0	2,285	19,892	7	13,504	2,292	33,396	35,688	9,381	1960	7/28/1998	15 - 40 Yrs
Deerfield Beach, FL (1)	28,420	4,523	29,443	68	3,652	4,591	33,095	37,686	9,193	1987	1/3/1996	15 - 40 Yrs
Ft. Lauderdale — 17th Street, FL (1)	20,178	5,329	47,850	(163)	3,468	5,166	51,318	56,484	14,958	1986	1/3/1996	15 - 40 Yrs
Ft. Lauderdale (Cypress Creek), FL (8)	11,264	3,009	26,177	0	1,942	3,009	28,119	31,128	6,721	1986	5/4/1998	15 - 40 Yrs
Jacksonville — Baymeadows, FL (1)	23,590	1,130	9,608	0	7,518	1,130	17,126	18,256	4,847	1986	7/28/1994	15 - 40 Yrs
Miami International Airport, FL (1)	16,312	4,135	24,950	0	3,670	4,135	28,620	32,755	7,850	1983	7/28/1998	15 - 40 Yrs
Orlando — International Airport, FL (5)	9,198	2,549	22,188	6	2,841	2,555	25,029	27,584	6,034	1984	7/28/1998	15 - 40 Yrs
Orlando — International Drive — Resort, FL (5)	0	5,108	44,460	13	10,036	5,121	54,496	59,617	13,724	1972	7/28/1998	15 - 40 Yrs
Orlando International Drive/Convention Center, FL (1)	22,843	1,632	13,870	0	2,739	1,632	16,609	18,241	5,203	1985	7/28/1994	15 - 40 Yrs
Orlando (North), FL (1)	0	1,673	14,218	(18)	8,070	1,655	22,288	23,943	6,797	1985	7/28/1994	15 - 40 Yrs
Orlando — Walt Disney World Resort, FL (3)	0	0	28,092	0	1,101	0	29,193	29,193	7,093	1987	7/28/1997	15 - 40 Yrs
St. Petersburg — Vinoy, FL (4)	88,623	0	100,823	0	0	0	100,823	100,823	0	1925	12/16/07	15 - 40 Yrs
Tampa — On Tampa Bay, FL (3)	12,950	2,142	18,639	1	2,522	2,143	21,161	23,304	5,496	1986	7/28/1997	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED
Schedule III — Real Estate and Accumulated Depreciation — (continued)
as of December 31, 2007
(in thousands)

				Cost Capitalized
				Subsequent to		Gross Amounts at Which
		Initial Cost		Acquisition		Carried at Close of Period			Accumulated			Life Upon
			Building		Building		Building		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Atlanta — Airport, GA (1)	12,673	2,568	22,342	0	2,236	2,568	24,578	27,146	5,690	1989	5/4/1998	15 - 40 Yrs
Atlanta — Buckhead, GA (1)	34,153	7,303	38,996	(300)	1,936	7,003	40,932	47,935	11,294	1988	10/17/1996	15 - 40 Yrs
Atlanta — Galleria, GA (8)	15,596	5,052	28,507	0	1,808	5,052	30,315	35,367	7,842	1990	6/30/1997	15 - 40 Yrs
Atlanta — Gateway-Atlanta Airport, GA (2)	0	5,113	22,857	0	1,264	5,113	24,121	29,234	6,096	1986	6/30/1997	15 - 40 Yrs
Chicago — Northshore/Deerfield (Northbrook), IL (1)	14,800	2,305	20,054	0	1,648	2,305	21,702	24,007	5,984	1987	6/20/1996	15 - 40 Yrs
Chicago O’Hare Airport, IL (2)	21,661	8,178	37,043	0	3,246	8,178	40,289	48,467	10,204	1994	6/30/1997	15 - 40 Yrs
Indianapolis North, IN (1)	12,509	5,125	13,821	0	3,789	5,125	17,610	22,735	7,283	1986	8/1/1996	15 - 40 Yrs
Lexington — Lexington Green, KY (9)	17,721	1,955	13,604	0	472	1,955	14,076	16,031	4,116	1987	1/10/1996	15 - 40 Yrs
Baton Rouge, LA (1)	9,787	2,350	19,092	1	1,900	2,351	20,992	23,343	5,997	1985	1/3/1996	15 - 40 Yrs
New Orleans, LA (1)	29,153	3,647	31,993	0	9,458	3,647	41,451	45,098	13,364	1984	12/1/1994	15 - 40 Yrs
New Orleans — French Quarter, LA (5)	0	0	50,732	14	8,518	14	59,250	59,264	13,858	1969	7/28/1998	15 - 40 Yrs
Boston — Beacon Hill, MA (5)	0	0	45,192	0	8,419	0	53,611	53,611	14,979	1968	7/28/1998	15 - 40 Yrs
Boston — Marlborough, MA (1)	18,304	948	8,143	761	14,019	1,709	22,162	23,871	5,983	1988	6/30/1995	15 - 40 Yrs
Baltimore — BWI Airport, MD (1)	22,642	2,568	22,433	(2)	2,534	2,566	24,967	27,533	6,602	1987	3/20/1997	15 - 40 Yrs
Minneapolis — Airport, MN (1)	19,332	5,417	36,508	24	1,904	5,441	38,412	43,853	11,132	1986	11/6/1995	15 - 40 Yrs
Minneapolis — Bloomington, MN (1)	18,350	2,038	17,731	0	1,320	2,038	19,051	21,089	5,051	1980	2/1/1997	15 - 40 Yrs
St Paul- Downtown, MN (1)	3,642	1,156	17,315	0	1,159	1,156	18,474	19,630	5,308	1983	11/15/1995	15 - 40 Yrs
Charlotte SouthPark, NC (3)	0	1,458	12,681	0	2,548	1,458	15,229	16,687	2,251	N/A	7/12/2002	15 - 40 Yrs
Raleigh, NC (3)	17,290	2,124	18,476	0	2,015	2,124	20,491	22,615	5,166	1987	7/28/1997	15 - 40 Yrs
Piscataway-Somerset, NJ (1)	18,508	1,755	17,563	0	2,039	1,755	19,602	21,357	5,583	1988	1/10/1996	15 - 40 Yrs
Philadelphia —Historic District, PA (5)	0	3,164	27,535	7	8,924	3,171	36,459	39,630	9,183	1972	7/28/1998	15 - 40 Yrs
Philadelphia Society Hill, PA (2)	29,459	4,542	45,121	0	3,970	4,542	49,091	53,633	12,297	1986	10/1/1997	15 - 40 Yrs
Pittsburgh at University Center (Oakland), PA (5)	15,500	0	25,031	0	2,662	0	27,693	27,693	6,677	1988	11/1/1998	15 - 40 Yrs
Charleston -Mills House (Historic Downtown), SC (5)	25,538	3,251	28,295	7	4,420	3,258	32,715	35,973	6,862	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach — At Kingston Plantation, SC (1)	0	2,940	24,988	0	2,715	2,940	27,703	30,643	7,442	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (10)	0	9,000	19,844	5	15,164	9,005	35,008	44,013	7,246	1974	7/23/2002	15 - 40 Yrs
Nashville- Airport/Opryland Area, TN (1)	0	1,118	9,506	0	1,105	1,118	10,611	11,729	4,028	1985	7/28/1994	15 - 40 Yrs
Nashville — Opryland/Airport (Briley Parkway), TN (5)	0	0	27,734	0	3,067	0	30,801	30,801	8,777	1981	7/28/1998	15 - 40 Yrs
Austin, TX (3)	9,027	2,508	21,908	0	2,683	2,508	24,591	27,099	6,545	1987	3/20/1997	15 - 40 Yrs
Corpus Christi, TX (1)	4,766	1,113	9,618	51	4,258	1,164	13,876	15,040	3,662	1984	7/19/1995	15 - 40 Yrs
Dallas — DFW International Airport South, TX (1)	19,302	4,041	35,156	0	1,075	4,041	36,231	40,272	8,642	1985	7/28/1998	15 - 40 Yrs
Dallas — Love Field, TX (1)	16,500	1,934	16,674	0	2,990	1,934	19,664	21,598	5,553	1986	3/29/1995	15 - 40 Yrs
Dallas — Market Center, TX (1)	0	2,560	23,751	0	2,114	2,560	25,865	28,425	6,450	1980	6/30/1997	15 - 40 Yrs
Dallas — Park Central, TX (11)	0	4,513	43,125	762	6,083	5,275	49,208	54,483	12,503	1983	6/30/1997	15 - 40 Yrs
Houston — Medical Center, TX (12)	0	0	22,027	5	4,261	5	26,288	26,293	5,693	1984	7/28/1998	15 - 40 Yrs
San Antonio — International Airport, TX (5)	23,800	3,351	29,168	(185)	3,663	3,166	32,831	35,997	7,834	1981	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (2)	18,195	3,136	27,283	(2)	2,498	3,134	29,781	32,915	7,176	1967	12/4/1997	15 - 40 Yrs

	$953,095	$233,603	$2,016,286	$1,455	$291,440	$235,058	$2,307,726	$2,542,784	$567,954

FELCOR LODGING TRUST INCORPORATED
Schedule III — Real Estate and Accumulated Depreciation — (continued)
as of December 31, 2007
(in thousands)

(1) Embassy Suites Hotel

(2) Sheraton

(3) Doubletree Guest Suites

(4) Renaissance Resort

(5) Holiday Inn

(6) Hotel 480 Union Square

(7) Doubletree

(8) Sheraton Suites

(9) Hilton Suites

(10) Hilton

(11) Westin

(12) Holiday Inn & Suites

	Year Ended December 31,
	2007	2006	2005
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$2,262,354	$3,331,708	$3,513,950
Additions during period:
Acquisitions	205,278	—	18,949
Improvements	75,152	18,434	21,735
Deductions during period:
Sale of properties	—	(812,222)	(140,071)
Hotels held for sale	—	(275,566)	—
Foreclosures	—	—	(82,885)

Balance at end of period	$2,542,784	$2,262,354	$3,331,708

Reconciliation of Accumulated Depreciation
Balance at beginning of period	$503,145	$646,484	$590,065
Additions during period:
Depreciation for the period	64,809	51,318	79,231
Deductions during period:
Sale of properties	—	(144,686)	(22,812)
Hotels held for sale	—	(49,971)	—

Balance at end of period	$567,954	$503,145	$646,484

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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2007, our internal control over financial reporting is effective, based on those criteria.
     The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears on page 55 of this Annual Report on Form 10-K.
Item 9B. Other Information
     In November 2007, our Board of Directors approved modification to our annual cash incentive compensation and restricted stock programs for our executive vice presidents. For 2008 and thereafter, executive vice presidents of the Company will be eligible to earn annual cash incentive compensation within a potential range from 37.5% to 112.5% of base salary, with a target amount equal to 75% of base salary; the actual amount of any such compensation will be determined by the Board of Directors at the recommendation of the Compensation Committee substantially as determined in prior years (i.e., based upon corporate and individual performance for the year). In addition, annual grants of restricted stock to our executive vice presidents, when authorized by the Board of Directors at the recommendation of the Compensation Committee, will be equal in value on the date of grant to 125% of then-current base salary.

PART III. — OTHER INFORMATION
Item 10. Directors and Executive Officers of the Registrant
     The information called for by this Item is contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
     The information called for by this Item is contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by this Item is contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2007, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     The information called for by this Item is contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information called for by this Item is contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following is a list of documents filed as a part of this report:
          (1) Financial Statements.
     Included herein at pages 54 through 89.
          (2) Financial Statement Schedules.
     The following financial statement schedule is included herein at pages 90 through 92.
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

4.2	Amended and Restated Bylaws of FelCor Lodging Trust Incorporated (filed as Exhibit 4.2 to FelCor’s Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

4.3	Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

4.4	Form of Share Certificate for $1.95 Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.4 to FelCor’s Form 8-K, dated May 1, 1996, and incorporated herein by reference).

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

4.8.2
Second Supplemental Indenture, dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9.2 to FelCor’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference).

4.8.3
Third Supplemental Indenture, dated as of January 25, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantors named therein and SunTrust Bank, as trustee (filed as Exhibit 4.9.3 to FelCor’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) and incorporated herein by reference).

4.8.4
Fourth Supplemental Indenture, dated as of December 31, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantor named therein and U.S. Bank National Association, as successor to SunTrust Bank, as trustee (filed as Exhibit 4.8.4 to FelCor’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”) and incorporated herein by reference).

4.8.5*
Fifth Supplemental Indenture, dated as of August 16, 2007, by and among FelCor LP as issuer, FelCor and the other Guarantors named therein, FelCor Holdings Trust as pledgor and U.S. Bank National Association, as successor to SunTrust Bank, as trustee.

4.9
Indenture dated October 31, 2006 by and among FelCor LP, FelCor, certain subsidiary guarantors named therein, FelCor Holdings Trust, as pledgor, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

4.9.1
First Supplemental Indenture, dated as of December 31, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantor named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.9.1 to the 2006 Form 10-K and incorporated herein by reference).

4.9.2*
Second Supplemental Indenture, dated as of August 16, 2007, by and among FelCor LP as issuer, FelCor and the other Guarantors named therein, FelCor Holdings Trust as pledgor and U.S. Bank National Association, as trustee.

Exhibit
Number	Description of Exhibit

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

10.7
Executive Employment Agreement dated October 19, 2007, between the Company and Richard A. Smith (filed as Exhibit 10.1 to FelCor’s Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).

10.8
Form of 2007 Change in Control and Severance Agreement between the Company and each of Rick Smith, Andy Welch, Mike DeNicola, Troy Pentecost, Jon Yellen and Tom Corcoran (filed as Exhibit 10.1 to FelCor’s current report on Form 8-K dated October 23, 2007, and filed on October 26, 2007, and incorporated herein by reference).

10.9	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.10	Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2005 (filed as Exhibit 10.11 to the 2006 Form 10-K and incorporated herein by reference).

10.11	1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-66041) and incorporated herein by reference).

10.12	2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to the 2002 Form 10-K and incorporated herein by reference).

10.13	Form of Nonstatutory Stock Option Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.16 to the 2004 Form 10-K and incorporated herein by reference).

10.14	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference).

10.15
FelCor Lodging Trust Incorporated 2005 Restricted Stock and Stock Option Plan (filed as Exhibit 4.4 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-126228) and incorporated herein by reference).

10.16
Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor applicable to grants in 2005 and thereafter (filed as Exhibit 10.33 to FelCor’s Form 8-K dated April 26, 2005, and filed on May 2, 2005, and incorporated herein by reference).

10.17	Summary of Annual Compensation Program for Directors of FelCor (filed as Exhibit 10.18 to the 2004 Form 10-K and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.18
Summary of 2007 Performance Criteria for Annual Incentive Bonus Award Program (filed as Exhibit 99.1 to FelCor’s Form 8-K, dated February 27, 2007, and filed on March 5, 2007 and incorporated herein by reference).

10.19.1
Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P., as Mortgagor, and The Prudential Insurance Company of America, as Mortgagee (filed as Exhibit 10.23 to the March 1999 10-Q and incorporated herein by reference).

10.19.2
Promissory Note, dated April 1, 1999, in the original principal amount of $100,000,000, made by FelCor/CSS Holdings, Ltd., payable to the order of The Prudential Insurance Company of America (filed as Exhibit 10.23.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1999 (the “June 1999 10-Q”) and incorporated herein by reference).

10.20.1
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

10.20.2
Form of Accommodation Cross-Collateralization Mortgage and Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America (filed as Exhibit 10.24.1 to the June 2000 10-Q and incorporated herein by reference).

10.20.3
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

10.21.1
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

10.21.2
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

10.22.1
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

10.22.2
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

10.22.3
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

10.22.4
Form of Guaranty of Recourse Obligations of Borrower, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor LP in favor of JPMorgan Chase Bank (filed as Exhibit 10.34.3 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.23.1
Amended and Restated Credit Agreement, dated as of August 16, 2007, by and among FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Citicorp North America, Inc. as syndication agent, with J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint bookrunners and joint lead arrangers (filed as Exhibit 10.1 to FelCor’s current report on Form 8-K, dated August 16, 2007, and filed on August 21, 2007 (the “August 21 Form 8-K”), and incorporated herein by reference).

10.23.2
Amended and Restated Subsidiary Guaranty, dated as of August 16, 2007, made by FelCor/CSS Holdings, L.P., FelCor Hotel Asset Company, L.L.C., FelCor Pennsylvania Company, L.L.C., FelCor Lodging Holding Company, L.L.C., FelCor Canada Co., FelCor Omaha Hotel Company, L.L.C., FelCor TRS Holdings, L.L.C., Myrtle Beach Hotels, L.L.C., FelCor TRS Borrower I, L.P., FelCor TRS Borrower 4, L.L.C. and FelCor/St.Paul Holdings, L.P. in favor of JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the August 21 Form 8-K and incorporated herein by reference).

10.24.1
Pledge Agreement dated October 31, 2006 by FelCor Holdings Trust in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (filed as Exhibit 10.1 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.24.2
Collateral Agency Agreement dated October 31, 2006 by and among FelCor, FelCor LP, JPMorgan Chase Bank, N.A., as Collateral Agent and/or Administrative Agent, FelCor Holdings Trust and U.S. Bank National Association, as trustee under several indentures (filed as Exhibit 10.2 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.24.3
Reaffirmation of Pledge Agreement dated August 16, 2007 by FelCor Holdings Trust in favor of JPMorgan Chase Bank, N.A., as collateral agent (filed as Exhibit 10.3 to the August 21 Form 8-K and incorporated herein by reference).

10.24.4
Reaffirmation of Collateral Agency Agreement dated August 16, 2007 by and among FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, JPMorgan Chase Bank, N.A., as collateral agent and/or administrative agent, FelCor Holdings Trust and U.S. Bank National Association, as trustee under the indentures (filed as Exhibit 10.4 to the August 21 Form 8-K and incorporated herein by reference).

10.25
Registration Rights Agreement dated October 31, 2006 by and among FelCor, FelCor LP, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 4.4 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

10.26	Form of Indemnification Agreement (filed as Exhibit 10.1 to FelCor’s Form 8-K dated November 9, 2006, and filed on November 13, 2006, and incorporated herein by reference).

10.27.1
Loan Agreement, dated as of November 10, 2006, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender, relating to a $250 million loan from lender to borrower (filed as Exhibit 10.35.1 to the 2006 Form 10-K and incorporated herein by reference).

10.27.1.1
First Amendment to Loan Agreement and Other Loan Documents, dated as of January 31, 2007, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender (filed as Exhibit 10.35.1.1 to the 2006 Form 10-K and incorporated herein by reference).

10.27.2
Form of Mortgage, Deed of Trust and Security Agreement, each dated as of November 10, 2006, from FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, in favor of Bank of America, N.A., as lender, each covering a separate hotel and securing the Mortgage Loan (filed as Exhibit 10.35.2 to the 2006 Form 10-K and incorporated herein by reference).

10.27.3
Form of Amended and Restated Promissory Note, each dated as of January 31, 2007, made by FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C. payable to the order of either Bank of America, N.A. or JPMorgan Chase Bank, N.A., as lender, in the original aggregate principal amount of $250 million (filed as Exhibit 10.35.3 to the 2006 Form 10-K and incorporated herein by reference).

10.27.4
Guaranty of Recourse Obligations of Borrower, dated as of November 10, 2006, made by FelCor LP in favor of Bank of America, N.A (filed as Exhibit 10.35.4 to the 2006 Form 10-K and incorporated herein by reference).

10.28.1*	Assumption Agreement dated December 14, 2007 by Greenwich Capital Financial Products, Inc., WSRH Indian Wells, L.L.C., FelCor Esmeralda (SPE), L.L.C. and FelCor Esmeralda Leasing (SPE), L.L.C.

10.28.2*
Amended and Restated Loan Agreement dated December 14, 2007 between FelCor Esmeralda (SPE), L.L.C. and FelCor Esmeralda Leasing (SPE), L.L.C., as borrowers, and Greenwich Financial Products, Inc., as lender.

Exhibit
Number	Description of Exhibit

10.28.3*
Amended and Restated Promissory Note dated December 14, 2007, in the amount of $87,975,000, made by FelCor Esmeralda (SPE), L.L.C. and FelCor Esmeralda Leasing (SPE), L.L.C., as borrower, in favor of Greenwich Capital Financial Products, Inc., as lender.

10.28.4*
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated December 14, 2007 by FelCor Esmeralda (SPE), L.L.C. and FelCor Esmeralda Leasing (SPE), L.L.C., as trustors, to First American Title Insurance Company, as trustee, and Greenwich Capital Financial Products, Inc., as lender.

10.29.1*	Assumption Agreement dated December 14, 2007 by Greenwich Capital Financial Products, Inc., WSRH VSP, L.P., FelCor St. Pete (SPE), L.L.C. and FelCor St. Pete Leasing (SPE), L.L.C.

10.29.2*
Second Amended and Restated Loan Agreement dated December 14, 2007 between FelCor St. Pete (SPE), L.L.C. and FelCor St. Pete Leasing (SPE), L.L.C., as borrowers, and Greenwich Financial Products, Inc., as lender.

10.29.3*
Second Amended and Restated Promissory Note dated December 14, 2007, in the amount of $89,250,000, made by FelCor St. Pete (SPE), L.L.C. and FelCor St. Pete Leasing (SPE), L.L.C., as borrower, in favor of Greenwich Capital Financial Products, Inc., as lender.

10.29.4*
Second Amended and Restated Leasehold Mortgage, Security Agreement and Fixture Filing dated December 14, 2007 by FelCor St. Pete (SPE), L.L.C. and FelCor St. Pete Leasing (SPE), L.L.C., as borrower, and Greenwich Capital Financial Products, Inc., as lender.

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
Date: February 29, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

February 29, 2008	/s/ Richard A. Smith

Richard A. Smith President and Director (Chief Executive Officer)

February 29, 2008	/s/ Andrew J. Welch

Andrew J. Welch Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 29, 2008	/s/ Lester C. Johnson

Lester C. Johnson Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 29, 2008	/s/ Thomas J. Corcoran, Jr.

Thomas J. Corcoran, Jr. Chairman of the Board and Director

February 29, 2008	/s/ Melinda J. Bush

Melinda J. Bush, Director

February 29 , 2008	/s/ Robert F. Cotter

Robert F. Cotter, Director

February 29, 2008	/s/ Richard S. Ellwood

Richard S. Ellwood, Director

February 29, 2008	/s/ Thomas C. Hendrick

Thomas C. Hendrick, Director

February 29, 2008	/s/ David C. Kloeppel

David C. Kloeppel, Director

February 29, 2008	/s/ Charles A. Ledsinger, Jr.

Charles A. Ledsinger, Jr., Director

February 29, 2008	/s/ Robert H. Lutz, Jr.

Robert H. Lutz, Jr., Director

February 29, 2008	/s/ Robert A. Mathewson

Robert A. Mathewson, Director