Form 10-Q
period 2008-09-30
FelCor Lodging Trust Inc
filed 2008-11-05
CIK 923603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

          The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on October 31, 2008 was 63,415,485.

FELCOR LODGING TRUST INCORPORATED

PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

September 30, 2008		December 31, 2007
ASSETS
Investment in hotels, net of accumulated depreciation of $786,171 at September 30, 2008 and $694,464 at December 31, 2007	$2,341,471	$2,400,057
Investment in unconsolidated entities	108,052	127,273
Cash and cash equivalents	59,053	57,609
Restricted cash	15,112	14,846
Accounts receivable, net of allowance for doubtful accounts of $665 at September 30, 2008 and $307 at December 31, 2007	42,215	37,871
Deferred expenses, net of accumulated amortization of $12,488 at September 30, 2008 and $10,820 at December 31, 2007	6,154	8,149
Other assets	37,623	38,030
Total assets	$2,609,680	$2,683,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, net of discount of $1,678 at September 30, 2008 and $2,082 at December 31, 2007	$1,520,068	$1,475,607
Distributions payable	18,040	30,493
Accrued expenses and other liabilities	145,776	134,159
Total liabilities	1,683,884	1,640,259
Commitments and contingencies
Minority interest in FelCor LP, 1,224 and 1,354 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively	8,035	11,398
Minority interest in other partnerships	24,096	25,264
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at September 30, 2008 and December 31, 2007	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at September 30, 2008 and December 31, 2007	169,412	169,412
Common stock, $.01 par value, 200,000 shares authorized and 69,413 shares issued, including shares in treasury, at September 30, 2008 and December 31, 2007	694	694
Additional paid-in capital	2,055,774	2,062,893
Accumulated other comprehensive income	23,281	27,450
Accumulated deficit	(1,547,856)	(1,434,393)
Less: Common stock in treasury, at cost, of 6,117 and 6,705 shares at September 30, 2008 and December 31, 2007, respectively	(117,002)	(128,504)
Total stockholders’ equity	893,665	1,006,914
Total liabilities and stockholders’ equity	$2,609,680	$2,683,835

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2008 and 2007

(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Hotel operating revenue	$276,333	$256,696	$873,117	$770,766
Other revenue	1,396	1,766	2,655	2,612
Total revenues	277,729	258,462	875,772	773,378

Expenses:
Hotel departmental expense	93,502	82,321	290,765	246,134
Other property related costs	76,947	70,119	230,646	207,260
Management and franchise fees	13,573	13,652	45,448	40,718
Taxes, insurance and lease expense	29,718	31,736	87,884	92,387
Corporate expenses	5,388	3,690	17,079	15,732
Depreciation and amortization	36,069	28,523	104,909	80,729
Impairment loss	36,692	-	53,823	-
Hurricane loss	1,669	-	1,669	-
Other expenses	1,046	1,298	2,879	1,713
Total operating expenses	294,604	231,339	835,102	684,673
Operating income (loss)	(16,875)	27,123	40,670	88,705
Interest expense, net	(24,114)	(22,655)	(74,886)	(68,734)
Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(40,989)	4,468	(34,216)	19,971
Equity in income (loss) from unconsolidated entities	(2,773)	3,030	(1,064)	19,511
Minority interests	955	347	180	463
Gain on involuntary conversion	-	-	3,095	-
Gain on sale of condominiums	-	354	-	18,493
Income (loss) from continuing operations	(42,807)	8,199	(32,005)	58,438
Discontinued operations	1,167	(206)	1,154	33,893
Net income (loss)	(41,640)	7,993	(30,851)	92,331
Preferred dividends	(9,678)	(9,678)	(29,034)	(29,034)
Net income (loss) applicable to common stockholders	$(51,318)	$(1,685)	$(59,885)	$63,297

Basic per common share data:
Net income (loss) from continuing operations	$(0.85)	$(0.02)	$(0.99)	$0.48
Net income (loss)	$(0.83)	$(0.03)	$(0.97)	$1.03
Basic weighted average common shares outstanding	61,828	61,652	61,827	61,582

Diluted per common share data:
Net income (loss) from continuing operations	$(0.85)	$(0.02)	$(0.99)	$0.47
Net income (loss)	$(0.83)	$(0.03)	$(0.97)	$1.02
Diluted weighted average common shares outstanding	61,828	61,652	61,827	61,908
Cash dividends declared on common stock	$0.15	$0.30	$0.85	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2008 and 2007

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(41,640)	$7,993	$(30,851)	$92,331
Foreign currency translation adjustment	(2,681)	4,879	(4,169)	12,058
Comprehensive income (loss)	$(44,321)	$12,872	$(35,020)	$104,389

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(30,851)	$92,331
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	104,909	80,743
Gain on involuntary conversion	(3,095)	-
Gain on sale of assets	(1,193)	(46,981)
Amortization of deferred financing fees and debt discount	2,221	1,974
Amortization of unearned officers’ and directors’ compensation	3,795	3,129
Equity in loss (income) from unconsolidated entities	1,064	(19,511)
Distributions of income from unconsolidated entities	2,044	947
Charges related to early debt extinguishment	-	901
Impairment loss on hotels	53,823	-
Minority interests	(154)	1,368
Changes in assets and liabilities:
Accounts receivable	(2,859)	(8,816)
Restricted cash – operations	(1,786)	868
Other assets	(3,726)	(2,008)
Accrued expenses and other liabilities	17,928	7,484
Net cash flow provided by operating activities	142,120	112,429

Cash flows from investing activities:
Improvements and additions to hotels	(108,899)	(187,794)
Acquisition of hotels	-	-
Additions to condominium project	(666)	(8,381)
Proceeds from sale of assets	-	165,107
Proceeds from sale of condominiums	-	20,202
Proceeds received from property damage insurance	2,005	1,853
Decrease in restricted cash – investing	1,519	7,656
Redemption of investment securities	4,738	-
Cash distributions from unconsolidated entities	22,108	8,812
Capital contribution to unconsolidated entities	(5,995)	(2,150)
Net cash flow provided by (used in) investing activities	(85,190)	5,305

Cash flows from financing activities:
Proceeds from borrowings	141,267	7,142
Repayment of borrowings	(97,210)	(16,978)
Payment of deferred financing fees	(16)	(1,115)
Exercise of stock options	-	5,960
Distributions paid to other partnerships’ minority holders	(2,858)	(5,030)
Contributions from minority interest holders	565	1,989
Distributions paid to FelCor LP limited partners	(1,395)	(1,078)
Distributions paid to preferred stockholders	(29,034)	(29,034)
Distributions paid to common stockholders	(66,176)	(49,866)
Net cash flow used in financing activities	(54,857)	(88,010)

Effect of exchange rate changes on cash	(629)	1,680
Net change in cash and cash equivalents	1,444	31,404
Cash and cash equivalents at beginning of periods	57,609	124,179
Cash and cash equivalents at end of periods	$59,053	155,583

Supplemental cash flow information — interest paid	$67,441	66,889

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization

FelCor Lodging Trust Incorporated, or FelCor, is a real estate investment trust, or REIT. At September 30, 2008, we held ownership interests in 89 hotels and were the largest owner of upper-upscale, all-suite hotels.

FelCor is the sole general partner of, and the owner of a greater than 98% limited partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP. All of our operations are conducted solely through FelCor LP or its subsidiaries.

Of the 89 hotels in which we had an ownership interest at September 30, 2008, we owned a 100% interest in 66 hotels, a 90% or greater interest in entities owning four hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in unconsolidated entities owning 17 hotels. We lease 88 of our hotels to operating lessees and one 50%-owned hotel is operated without a lease.

We consolidate the operating lessees of 85 of our hotels (which we refer to as our Consolidated Hotels) because we have a controlling interest in those operating lessees. These hotels include 13 of the 17 hotels in which we have a 50% ownership interest.  The hotel operating revenues and expenses of our other four hotels (in which we have a 50% ownership interest) are not consolidated.

At September 30, 2008, we had an aggregate of 63,296,014 shares of FelCor common stock and 1,224,176 units of FelCor LP limited partnership interests outstanding.              The following table reflects the distribution, by brand, of our Consolidated Hotels at September 30, 2008:

Brand	Hotels	Rooms
Embassy Suites Hotels®	47	12,129
Holiday Inn®	17	6,306
Sheraton® and Westin®	9	3,217
Doubletree®	7	1,472
Renaissance® and Hotel 480 Union Square	3	1,324
Hilton®	2	559
Total hotels	85

          Our Consolidated Hotels are located in the United States (23 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (14 hotels) and Texas (11 hotels). Approximately 51% of our hotel room revenues from continuing operations during the first nine months of 2008 were generated from hotels in these three states.

          At September 30, 2008, of our Consolidated Hotels, (i) subsidiaries of Hilton Hotels Corporation managed 54, (ii) subsidiaries of InterContinental Hotels Group PLC, or IHG, managed 17, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. managed nine, (iv) subsidiaries of Marriott International Inc. managed three, and (v) independent management companies managed two.

          We entered into management agreements for our three Marriott-managed hotels in December 2007 (two Renaissance Resorts and an independent hotel, operated as Hotel 480 Union Square until it is reflagged as a Marriott in 2009). Hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. Our results of operations for the quarter ended September 30, 2008, includes our Marriott-managed hotels’ operations for only the twelve-week period ended September 5, 2008.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

          The information in our consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and nine months ended September 30, 2008 and 2007, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

          We owned 50% interests in joint venture entities that owned 17 hotels at September 30, 2008 and at December 31, 2007. We also owned a 50% interest in joint venture entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services and lease three hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the depreciation of our excess basis in investment in unconsolidated entities when compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined financial information for our unconsolidated entities (in thousands):

	September 30, 2008	December 31, 2007
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$292,587	$288,066
Total assets	$328,280	$319,295
Debt	$225,607	$188,356
Total liabilities	$236,009	$196,382
Equity	$92,271	$122,913

Our unconsolidated entities’ debt at September 30, 2008 and December 31, 2007 consisted entirely of non-recourse mortgage debt.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities – (continued)

          The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

Three Months Ended					Nine Months Ended
September 30,					September 30,
2008			2007		2008		2007
Total revenues	$27,041		$21,690		$72,994		$62,538
Net income (loss)	$(428	)(a)	$7,606		$4,858	(a)	$35,712	(b)

Net income (loss) attributable to FelCor	$(214)		$3,803		$2,429		$17,856
Impairment loss	(2,092	)(c)	-		(2,092	)(c)	-
Additional gain on sale related to basis difference	-		-		-		3,336	(b)
Tax related to sale of asset by venture	-		(306	)(d)	-		(306	)(d)
Depreciation of cost in excess of book value	(467)		(467)		(1,401)		(1,375)
Equity in income (loss) from unconsolidated entities	$(2,773)		$3,030		$(1,064)		$19,511

(a)	Includes a $3.3 million impairment charge recorded by one of our joint ventures under the provisions of SFAS 144.
(b)

In the first quarter of 2007, a 50%-owned joint venture entity sold a hotel, which resulted in a gain of $15.6 million for this venture. Our basis in this unconsolidated hotel was lower than the venture’s basis, resulting in an additional gain on sale.

(c)	Represents a $2.1 million impairment charge related to an unrecoverable investment in an unconsolidated entity pursuant to APB 18.
(d)	In the third quarter of 2007, a 50%-owned joint venture entity sold a hotel for an insignificant book gain. FelCor incurred a $0.3 million tax obligation as a result of this sale.

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	September 30, 2008	December 31, 2007
Hotel related-investments	$34,622	$52,491
Cost in excess of book value of hotel investments	61,345	62,746
Land and condominium investments	12,085	12,036
	$108,052	$127,273

          The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Hotel investments	$(954)	$2,543	$1,401	$19,440
Other investments	(1,819)	487	(2,465)	71
	$(2,773)	$3,030	$(1,064)	$19,511

          In January 2008, a 50%-owned joint venture refinanced a non-recourse loan secured by eight unconsolidated hotels. Of the $140 million in gross proceeds, $87 million were used to repay maturing debt, and the balance was either retained in the venture or distributed to the joint venture partners. We received $19.0 million from this distribution.

          In January 2008, a 50%-owned joint venture repaid (with contributions from the joint venturers) a maturing $12.0 million non-recourse loan secured by one hotel. Our contribution was $6.0 million.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt

Debt at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

		Interest Rate at		Balance Outstanding
	Encumbered Hotels	September 30, 2008	Maturity Date	September 30, 2008	December 31, 2007
Senior term notes	none	8.50%(a)	June 2011	$299,351	$299,163
Senior term notes	none	L + 1.875	December 2011	215,000	215,000
Line of credit(b)	none	L + 0.80	August 2011	78,000	-
Other	none	L + 0.40	July 2008(c)	-	8,350
Total line of credit and senior debt(d)		7.05		592,351	522,513

Mortgage debt	12 hotels	L + 0.93(e)	November 2011(f)	250,000	250,000
Mortgage debt	2 hotels	L + 1.55(g)	May 2012(h)	176,196	175,980
Mortgage debt	8 hotels	8.70	May 2010	163,233	165,981
Mortgage debt	7 hotels	7.32	April 2009	118,080	120,827
Mortgage debt	6 hotels	8.73	May 2010	117,133	119,568
Mortgage debt	5 hotels	6.66	June 2014	72,904	73,988
Mortgage debt	2 hotels	6.15	June 2009	14,759	15,099
Mortgage debt	1 hotel	5.81	July 2016	12,233	12,509
Mortgage debt	-	L + 2.85	August 2008(c)	-	15,500
Other	1 hotel	various	various	3,179	3,642
Total mortgage debt(d)	44 hotels	6.65		927,717	953,094
Total		6.80%		$1,520,068	$1,475,607

(a)	If the credit rating on our senior debt is downgraded by Moody’s from Ba3 to B1 and Standard & Poor’s from BB- to B+, the interest rate on these notes will increase to 9.0%.
(b)

We have a $250 million line of credit, of which $78 million is drawn. The interest rate can range from 80 to 150 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement.

(c)	This loan was repaid in full in July 2008.
(d)	Interest rates are calculated based on the weighted average debt outstanding at September 30, 2008.
(e)	We have purchased an interest rate cap that expires in November 2009 at 7.8% for this notional amount.
(f)

The maturity date assumes that we will exercise three successive one-year extension options that permit, at our sole discretion, the original November 2008 maturity to be extended to 2011. In July 2008, we exercised our first one-year option to extend the maturity to November 2009, and we expect to exercise the remaining options when timely.

(g)	We have purchased interest rate caps that expire in May 2009 at 6.25% for $177 million aggregate notional amounts.
(h)

The maturity date assumes that we will exercise three successive one-year extension options that permit, at our sole discretion, the original May 2009 maturity to be extended to 2012, and we expect to exercise the options when timely.

          We reported interest expense of $24.1 million and $22.7 million for the three months ended September 30, 2008 and 2007, respectively, which is net of: (i) interest income of $0.3 million and $2.2 million, and (ii) capitalized interest of $0.3 million and $1.1 million, respectively. We reported interest expense of $74.9 million and $68.7 million for the nine months ended September 30, 2008 and 2007, respectively, which is net of: (i) interest income of $1.2 million and $4.9 million, and (ii) capitalized interest of $1.1 million and $3.9 million, respectively.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

          Our 2008 financial statements include results of operations from the two hotels acquired in December 2007. As such, we experienced increases in most of our revenue and expenses within continuing operations compared to the same period in 2007.

          The following table summarizes the components of hotel operating revenue from continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Room revenue	$223,968	$212,347	$693,789	$633,483
Food and beverage revenue	36,357	32,161	131,875	99,146
Other operating departments	16,008	12,188	47,453	38,137
Total hotel operating revenue	$276,333	$256,696	$873,117	$770,766

For the first nine months of both 2008 and 2007, more than 99% of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts, which are recorded as a bad debt expense. The remainder of our revenue was derived from other sources.

The following table summarizes the components of hotel departmental expenses from continuing operations (in thousands):

	Three Months Ended September 30,
	2008		2007
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$55,563	20.1%	$52,553	20.5%
Food and beverage	30,747	11.1	25,023	9.8
Other operating departments	7,192	2.6	4,745	1.8
Total hotel departmental expenses	$93,502	33.8%	$82,321	32.1%

	Nine Months Ended September 30,
	2008		2007
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$167,085	19.1%	$154,394	20.0%
Food and beverage	102,289	11.7	76,213	9.9
Other operating departments	21,391	2.5	15,527	2.0
Total hotel departmental expenses	$290,765	33.3%	$246,134	31.9%

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

The following table summarizes the components of other property operating costs from continuing operations (in thousands):

	Three Months Ended September 30,
	2008		2007
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$24,378	8.8%	$21,694	8.5%
Marketing	22,340	8.1	21,085	8.2
Repair and maintenance	14,173	5.1	13,886	5.4
Utilities	16,056	5.8	13,454	5.2
Total other property operating costs	$76,947	27.8%	$70,119	27.3%

	Nine Months Ended September 30,
	2008		2007
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$74,526	8.5%	$65,585	8.5%
Marketing	70,330	8.0	63,281	8.2
Repair and maintenance	43,324	5.0	41,347	5.4
Utilities	42,466	4.9	37,047	4.8
Total other property operating costs	$230,646	26.4%	$207,260	26.9%

          Hotel departmental expenses and other property operating costs include hotel employee compensation and benefit expenses of $81.8 million and $72.7 million for the three months ended September 30, 2008 and 2007, respectively, and $252.5 million and $218.1 million for the nine months ended September 30, 2008 and 2007, respectively.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Taxes, Insurance and Lease Expense

          Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating lease expense(a)	$17,913	$18,783	$51,466	$54,471
Real estate and other taxes	8,426	8,707	25,434	25,926
Property insurance, general liability insurance and other	3,379	4,246	10,984	11,990
Total taxes, insurance and lease expense	$29,718	$31,736	$87,884	$92,387

(a)

Includes lease expense related to our 51%-owned operating lessees of $14.5 million and $16.2 million (paid to 13 of our unconsolidated, 50%-owned ventures) and $3.4 million and $2.6 million of ground lease expense for the three months ended September 30, 2008 and 2007, respectively; and lease expense related to our 51%-owned operating lessees of $42.4 million and $47.7 million (paid to 13 of our unconsolidated, 50%-owned ventures) and $9.0 million and $6.7 million of ground lease expense for the nine months ended September 30, 2008 and 2007, respectively. Operating lease expense includes percentage rent (based on operating results) of $9.9 million and $10.4 million for the three months ended September 30, 2008 and 2007, respectively, and $27.5 million and $29.4 million for the nine months ended September 30, 2008 and 2007, respectively.

6.	Impairment Charge

Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS No. 144 for purposes of determining impairment charges and reporting discontinued operations.

In the third quarter of 2008, we identified two hotels as candidates to be sold, thereby reducing our estimated remaining hold period for these hotels. We tested these hotels for impairment under the provisions of SFAS No. 144 using undiscounted estimated cash flows over the revised estimated remaining hold period. Both of these hotels failed the test which resulted in a $36.7 million impairment charge during the third quarter ended September 30, 2008 to write down these hotel assets to our then current estimate of their fair market value before selling expenses.

          In the first quarter of 2008, we identified six hotels as candidates to be sold and tested them for impairment. Of the hotels tested, two failed the test under SFAS No. 144, which resulted in a $17.1 million impairment charge during the first quarter ended March 31, 2008 to write down these hotel assets to our then current estimate of their fair market value before selling expenses.

          The eight hotels identified as candidates for sale are included in continuing operations because we do not believe it is probable that the hotels will be sold within the next 12 months. These hotels continue to be depreciated over their remaining useful lives.

          In the third quarter of 2008, an unconsolidated investment recorded a $3.3 million impairment charge (of which our share is $1.7 million) under SFAS No. 144. We also recorded an impairment charge of $2.1 million related to an other-than-temporary decline in value of certain equity method investments. In accordance with APB 18, other-than-temporary declines in fair value of our investment in unconsolidated entities result in reductions in the carrying value of these investments. We consider a decline in value in our equity method investments that is not estimated to recover within 12 months to be other-than-temporary.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Impairment Charge – (continued)

          We may incur additional impairment charges if operating results of individual hotels are materially different from our forecasts, the economy or lodging industry materially weakens, or if we shorten our contemplated holding period for one or more hotels.

7.	Hurricane Related Items

During the second quarter of 2008, we settled insurance claims related to 2005 hurricane losses and realized a $3.1 million gain from involuntary conversion as the final proceeds received exceeded our estimated basis in the assets requiring replacement.

In the third quarter of 2008, we recorded $1.7 million in hurricane-related clean up expenses. This related to 14 of our hotels affected by four hurricanes in 2008.

8.	Condominium Project

We completed development of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina in 2007. In the third quarter of 2007, we recognized a $0.4 million gain on sale of condominiums under the completed contract method, and for full year 2007, we recognized $18.6 million of gains, net of $1.0 million of tax. At September 30, 2008, we had five remaining condominium units included in other assets that we expect to sell on a selective basis to maximize the selling price.

9.	Discontinued Operations

Results of operations of eleven hotels sold in 2007 are included in discontinued operations. The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenue	$-	$74	$-	$26,522
Operating expenses	-	(276)	(13)	(18,371)
Operating income (loss)	-	(202)	(13)	8,151
Interest income (expense), net	-	4	-	(15)
Gain on sale of hotels, net of income tax	1,193	-	1,193	28,488
Charge-off of deferred debt costs	-	-	-	(119)
Loss on early extinguishment of debt	-	-	-	(782)
Minority interests	(26)	(8)	(26)	(1,830)
Income (loss) from discontinued operations	$1,167	$(206)	$1,154	$33,893

          In the third quarter of 2008, we recorded a revision in income tax related to prior year gains on sales of hotels, which resulted in additional gains of $1.2 million related to these sales.

          In the second quarter of 2007, we sold eight hotels for aggregate proceeds of $126.3 million. In the first six months of 2007, we sold ten consolidated hotels for aggregate gross proceeds of $169.0 million and one unconsolidated hotel for gross proceeds of $22.0 million. The operations of the unconsolidated hotel are consolidated because we owned more than 50% of the lessee.

          We did not have any hotels designated as held for sale at September 30, 2008, and we have not sold any hotels in 2008. We include the operating results of hotels held for sale in discontinued operations. We consider a hotel as “held for sale” once we determine the criteria for this classification under the provisions of SAFS No. 144 has been met.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$(42,807)	$8,199	$(32,005)	$58,438
Less: Preferred dividends	(9,678)	(9,678)	(29,034)	(29,034)
Income (loss) from continuing operations applicable to common stockholders	(52,485)	(1,479)	(61,039)	29,404
Discontinued operations	1,167	(206)	1,154	33,893
Net income (loss) applicable to common stockholders	$(51,318)	$(1,685)	$(59,885)	$63,297

Denominator:
Denominator for basic earnings per share	61,828	61,652	61,827	61,582
Denominator for diluted earnings per share	61,828	61,652	61,827	61,908

Earnings (loss) per share data:
Basic:
Income (loss) from continuing operations	$(0.85)	$(0.02)	$(0.99)	$0.48
Discontinued operations	$0.02	$(0.01)	$0.02	$0.55
Net income (loss)	$(0.83)	$(0.03)	$(0.97)	$1.03

Diluted:
Income (loss) from continuing operations	$(0.85)	$(0.02)	$(0.99)	$0.47
Discontinued operations	$0.02	$(0.01)	$0.02	$0.55
Net income (loss)	$(0.83)	$(0.03)	$(0.97)	$1.02

          The following securities, which could potentially dilute basic earnings (loss) per share in the future, were not included in the computation of diluted earnings (loss) per share because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Options and unvested restricted stock	121	346	114	-
Series A convertible preferred shares	9,985	9,985	9,985	9,985

          Series A preferred dividends that would be excluded from net income (loss) applicable to common stockholders, if these Series A preferred shares were dilutive, were $6.3 million for the three months ended both September 30, 2008 and 2007, and $18.8 million for the nine months ended both September 30, 2008 and 2007.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Application of New Accounting Standards

          The FASB issued SFAS 157, “Fair Value Measurements” ("SFAS 157") which was effective for us on January 1, 2008. SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is January 1, 2009. We do not believe that the adoption of this standard has or will have a material effect on our financial position and results of operations.

          The FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which was effective for us on January 1, 2008. SFAS 159 gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We did not make the one-time election upon adoption and therefore do not believe that the adoption of this standard has a material effect on our financial position and results of operations.

          In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R provides principles on the recognition and measurement of the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. The standard particularly requires the assets acquired, liabilities assumed and noncontrolling interests to be measured at the acquisition date fair value, including contingent considerations. Furthermore, FAS 141R prohibits acquisition-related costs, such as due diligence, legal and accounting fees, from being applied in the determination of fair value. We will adopt the provisions of this statement beginning in the first quarter of 2009 prospectively. We do not believe the adoption of this statement will materially affect the recognition and measurement related to our future business combinations.

In December 2007, the FASB issued SFAS 160, “NoncontrollingInterests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”), which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interest to be presented as a separate component of equity in the consolidated balance sheet. FAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. We will adopt this standard beginning in the first quarter of 2009 prospectively and any presentation and disclosure requirements retrospectively. Upon the adoption of this standard, we will reclassify interests of our minority partners from the mezzanine level of the balance sheet to stockholders equity. As of December 31, 2007, this balance totaled $11.4 million. Additionally, the income attributable to minority partners will no longer be deducted in our determination of net income and net income would increase accordingly. However, the expense will be deducted in our determination of net income available to common shareholders. Therefore, we do not anticipate that the adoption of this standard will have a material effect on our income available to common shareholders or our diluted earnings per share.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Despite the slowing economy, revenue per available room, or RevPAR, at our Consolidated Hotels increased 2.6% for the third quarter and 4.0% for the nine months ended September 30, 2008, compared to the same periods last year. RevPAR, at our Consolidated Hotels, was substantially higher than the average for U.S. hotels, generally for the same periods (-1.1% and 0.6% respectively). Our RevPAR increases were driven by increases in both occupancy (2.3% and 2.7%, for the three and nine months ended September 30, 2008, respectively), and average daily rate, or ADR (0.3% and 1.3%, respectively). Our hotels were also able to increase their market share approximately 4% for the quarter and more than 3% for the nine months ended September 30, 2008.

We attribute our above-market increase in RevPAR and improvement in market share to our comprehensive hotel renovation program, which is substantially complete. We completed renovations at 70 hotels representing nearly 85% of our hotel portfolio during 2007 and 2008. RevPAR for those 70 hotels increased 5.4% in the third quarter of 2008 compared to the same period last year and they increased their market share more than 6%. We expect that our renovated hotels will continue to outperform industry averages and expand market share at least through the end of 2008.

In the first quarter of 2008, we identified six hotels as candidates to be sold and in the third quarter of 2008, we identified an additional two hotels to be sold. Because of our shortened remaining estimated hold periods on these hotels, in accordance with SFAS No. 144, we recorded impairment charges of $17.1 million in the first quarter and $36.7 million in the third quarter of 2008. We also reported $3.8 million aggregate impairment charges in the third quarter of 2008 related to our investments in unconsolidated subsidiaries.

We declared and paid a $0.35 common dividend for the first and second quarters of 2008, and a $0.15 common dividend for the third quarter. Our board of directors will determine the amount of future common and preferred dividends for each quarter based upon actual operating results, economic conditions, operating trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements.

          In December 2007, we acquired two hotels which make the comparison of hotel operating results between the quarters and the nine months ended September 30, 2008 and September 30, 2007 difficult. As a result, we have utilized a same-store comparison when comparing earnings before interest, taxes, depreciation and amortization, or EBITDA, Hotel EBITDA, Hotel EBITDA margin, and funds from operations, or FFO. These are all non-GAAP financial measures, and detailed reconciliations to the most comparable GAAP measure are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For purposes of these same-store comparisons, we have adjusted some of our September 30, 2007 information to remove discontinued operations and gains on sale of condominium units and to add the historical results of operations of the two acquired hotels. We believe that this is helpful for the investor’s understanding of our current-year operating results

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change 2008-2007	2008	2007	% Change 2008-2007
RevPAR	$97.80	$95.29	2.6%	$101.69	$97.77	4.0%
Hotel EBITDA(1)	$74,972	$72,399	3.6%	$254,490	$237,595	7.1%
Hotel EBITDA margin(1)	27.1%	26.7%	1.5%	29.1%	28.3%	2.8%
Income (loss) from continuing operations(2)	$(42,807)	$8,199	(622.1)%	$(32,005)	$58,438	(154.8)%
Same-Store FFO(1) (3)	$(13,538)	$25,938	(152.2)%	$50,597	$90,892	(44.3)%
Same-Store EBITDA(1)(4)	$24,055	$65,437	(63.2)%	$168,031	$249,393	(32.6)%

____________

(1)

A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in income (loss) from continuing operations are the following amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Impairment loss	$(36,692)	$-	$(53,823)	$-
Impairment loss on unconsolidated hotels	(3,750)	-	(3,750)	-
Hurricane loss	(1,669)	-	(1,669)	-
Hurricane loss on unconsolidated hotels	(50)	-	(50)	-
Conversion costs	(118)	-	(481)	-
Gain (loss) on sale of unconsolidated hotels	-	(189)	-	10,993
Gain on sale of condominiums	-	354	-	18,493
Gain on involuntary conversion	-	-	3,095	-
Abandoned projects	-	-	-	(22)

(3)	Same-Store FFO has not been adjusted for the following items included in net income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Impairment loss	$(36,692)	$-	$(53,823)	$-
Impairment loss on unconsolidated hotels	(3,750)	-	(3,750)	-
Hurricane loss	(1,669)	-	(1,669)	-
Hurricane loss on unconsolidated hotels	(50)	-	(50)	-
Conversion costs	(118)	-	(481)	-
Abandoned projects	-	-	-	(22)
Charges related to debt extinguishment, net of minority interests	-	-	-	(811)

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Same-Store EBITDA has not been adjusted for the following amounts included in net income (loss)

(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Impairment loss	$(36,692)	$-	$(53,823)	$-
Impairment loss on unconsolidated hotels	(3,750)	-	(3,750)	-
Hurricane loss	(1,669)	-	(1,669)	-
Hurricane loss on unconsolidated hotels	(50)	-	(50)	-
Conversion costs	(118)	-	(481)	-
Gain on sale of hotels, net of income tax and minority interests	1,193	-	1,193	27,830
Gain (loss) on sale of hotels in unconsolidated entities	-	(189)	-	10,993
Gain on involuntary conversion		-	3,095	-
Abandoned projects	-	-	-	(22)
Charges related to debt extinguishment, net of minority interests	-	-	-	(811)

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Our net loss applicable to common stockholders was $51.3 million, or $0.83 per share, compared to a net loss of $1.7 million, or $0.03 per share, for the same period in 2007. The current year loss includes $42.2 million of (i) impairment charges ($36.7 million related to two consolidated hotels and $3.8 million related to equity method investments in hotels) and (ii) hurricane-related expenses ($1.7 million), which were partially offset by an increase in gains from sales of hotels of $1.2 million.

The third quarter of 2008 was our third complete quarter to include results of operations from two hotels acquired in December 2007. As such, our financial statements reflected increases in revenues and expenses associated with these hotels compared to the same period in 2007.

Our total revenues were $277.7 million, a 7.5% increase compared to the same period in 2007. The increase in revenue is principally attributed to our 2.6% RevPAR increase and $14.5 million of revenue from two recently-acquired hotels.

Hotel departmental expenses increased $11.2 million compared to the same period in 2007, of which $9.2 million is attributable to the two recently-acquired hotels and the remainder primarily reflects expenses associated with increased occupancy compared to the same period in 2007. As a percentage of total revenue, hotel departmental expenses increased from 31.9% to 33.7% compared to the same period in 2007. Rooms expense decreased as a percentage of total revenue from 20.3% to 20.0%, but food and beverage expense increased as a percent of total revenue from 9.7% to 11.1% and other operating department expenses increased as a percent of total revenue from 1.8% to 2.6% compared to the same period in 2007. The changes in departmental expenses as a percent of total revenue are primarily due to the mix and nature of the business of the two recently-acquired hotels, which are both resort properties. Food and beverage revenue generally has significantly higher expenses as a percent of revenue than room revenue, and the two recently-acquired hotels contributed approximately 16% of our food and beverage revenue during the third quarter of 2008.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other property-related costs increased $6.8 million compared to the same period in 2007, of which $5.5 million related to the two recently-acquired hotels and $1.4 million related to increased energy costs. As a percentage of total revenue, other property operating costs increased from 27.1% to 27.7% compared to the same period in 2007, due primarily to increased energy costs.

Management and franchise fees remained essentially the same compared to the same period in 2007. As a percentage of total revenue, management and franchise fees decreased from 5.3% to 4.9% compared to the same period in 2007, primarily from decreases in estimated 2008 incentive management fees.

Taxes, insurance and lease expense decreased $2.0 million compared to the same period in 2007. The two recently-acquired hotels had taxes, insurance and lease expense of $0.8 million. The decrease from the prior year primarily related to a $1.7 million decrease in percentage rent expense when several of our percentage leases were reset in late 2007 and a $1.2 million decrease in insurance expense.

Corporate expenses increased $1.7 million compared to the same period in 2007 and increased as a percentage of total revenue from 1.4% to 1.9%, due primarily to adjustments recorded in the prior year for stock compensation and corporate bonus estimates.

Depreciation and amortization expense increased $7.5 million, compared to the same period in 2007, of which $2.0 million related to the two recently-acquired hotels. The remainder is attributed to increased depreciation associated with hotel capital expenditures of $108.9 million in 2008 and $227.5 million in 2007.

We identified two hotels in the third quarter 2008 as candidates to be sold. We tested these hotels for impairment under the provisions of SFAS No. 144 using undiscounted estimated cash flows over a revised estimated remaining hold period. The two hotels failed the test under SFAS No. 144, which resulted in an impairment charge of $36.7 million to write down these hotel assets to our current estimate of their fair market value before selling expenses in the third quarter ended September 30, 2008.

In the third quarter of 2008, we recorded $1.7 million in hurricane-related clean up expenses. This related to 14 of our hotels affected by four hurricanes in 2008.

Net interest expense increased $1.5 million compared to the same period in 2007. This change is primarily attributable to (i) a $2.0 million decrease in interest income due to lower cash balances and lower interest rates earned on those balances; (ii) a $1.9 million increase in interest expense related to the mortgage debt on the two recently-acquired hotels; and (iii) a $0.8 million reduction in capitalized interest related to lower renovation-related construction in progress, all of which was partially offset by lower interest of $3.2 million on floating-rate debt.

Equity in income from unconsolidated entities decreased $5.8 million compared to the same period in 2007, which primarily reflects $3.8 million impairment charge related to our equity method investments and the effect of resetting several percentage leases in late 2007.

Discontinued operations consisted of a $1.2 million adjustment to gains on sale due to a revision in taxes associated with $71.2 million gains from hotel sales in 2006 and 2007.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comparison of the Nine Months Ended September 30, 2008 and 2007

Our net loss applicable to common stockholders was $59.9 million, or $0.97 per share, compared to net income applicable to common stockholders of $63.3 million, or $1.02 per share, for the same period in 2007. The current year loss includes $59.3 million of impairment charges ($53.8 million related to consolidated hotels and $3.8 million related to equity method investments) and hurricane related expenses ($1.7 million). These expenses were partially offset by a gain related to involuntary conversions from the final settlement of 2005 hurricane claims ($3.1 million) and an adjustment to gains from hotel sales ($1.2 million). The prior year net income includes $66.2 million from (i) gains from sale of hotels ($28.5 million in discontinued operations and $11.0 million in equity in income from unconsolidated entities), (ii) gain on sale of condominiums ($18.5 million), and (iii) operating income from hotels sold in 2007 and included in discontinued operations ($8.2 million).

The third quarter of 2008 was our third complete quarter to include results of operations from two hotels acquired in December 2007. As such, our financial statements reflected increases in revenues and expenses associated with these hotels compared to the same period in 2007.

Our total revenues were $875.8 million, a 13.2% increase compared to the same period in 2007. The increase in revenue is principally attributed to our 4.0% RevPAR increase and $69.6 million of revenue from two recently-acquired hotels.

Hotel departmental expenses increased $44.6 million compared to the same period in 2007, of which $34.6 million is attributable to the two recently-acquired hotels and the remainder primarily reflects expenses associated with increased occupancy compared to the same period in 2007. As a percentage of total revenue, hotel departmental expenses increased from 31.8% to 33.2% compared to the same period in 2007. Rooms expense decreased as a percentage of total revenue from 20.0% to 19.1%, but food and beverage expense increased as a percent of total revenue from 9.9% to 11.7% and other operating department expenses increased as a percent of total revenue from 2.0% to 2.4% compared to the same period in 2007. The change in departmental expenses as a percent of total revenue is primarily due to the mix and nature of the business of the two recently-acquired hotels, which are both resort properties. ADR at the two recently-acquired hotels was 41% higher than the remainder of the portfolio in the nine months ended September 30, 2008, which was the principal reason for the improvement in rooms expense as a percentage of total revenue. Food and beverage generally has significantly higher expenses as a percent of revenue than room revenue and, the two recently-acquired hotels contributed nearly 23% of our food and beverage revenue during the nine months ended September 30, 2008.

Other property-related costs increased $23.4 million compared to the same period in 2007, of which $17.8 million related to the two recently-acquired hotels. As a percentage of total revenue, other property operating costs decreased from 26.8% to 26.3% compared to the same period in 2007, due principally to decreased repairs and maintenance costs (as a consequence of our recent renovation program) as a percentage of revenue.

Management and franchise fees increased $4.7 million compared to the same period in 2007, of which $2.6 million resulted from increases in revenue and $2.1 million related to the two recently-acquired hotels. There was essentially no change in management and franchise fees as a percentage of revenue for the nine months ended September 30, 2008 compared to the same period in 2007.

Taxes, insurance and lease expense decreased $4.5 million compared to the same period in 2007. The two recently-acquired hotels had taxes, insurance and lease expense of $3.6 million. The decrease from the prior year primarily related to a $5.3 million decrease in percentage rent expense when several of our percentage leases were reset in late 2007, a $2.5 million decrease in property taxes largely from reduced assessed values and successful resolution of estimated property tax accruals related to prior years and a $1.8 million decrease in property insurance.

Corporate expenses increased $1.3 million in the nine months ended September 30, 2008 but remained unchanged as a percentage of revenue compared to the same period in 2007.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense increased $24.2 million, compared to the same period in 2007, of which increase $6.2 million related to the two recently-acquired hotels. The remainder of the increase is attributed to increased depreciation associated with hotel capital expenditures of $108.9 million in 2008 and $227.5 million in 2007.

We identified eight hotels in 2008 as candidates to be sold. We tested these hotels for impairment under the provisions of SFAS No. 144 using undiscounted estimated cash flows over a revised estimated remaining hold period. Of the hotels tested, four hotels failed the test under SFAS No. 144, which resulted in an impairment charge of $53.8 million to write down these hotel assets to our current estimate of their fair market value before selling expenses in the nine months ended September 30, 2008.

In 2008, we recorded $1.7 million in hurricane-related clean up expenses. This related to 14 of our hotels affected by four hurricanes in 2008.

Net interest expense increased $6.2 million compared to the same period in 2007. This change is primarily attributable to (i) a $3.7 million decrease in interest income due to lower cash balances and interest rates earned on those balances; (ii) a $6.0 million increase in interest expense related to the mortgage debt on the two recently-acquired hotels; and (iii) a $2.8 million reduction in capitalized interest related to lower renovation-related construction in progress, all of which was partially offset by lower interest of $6.8 million on floating rate debt.

Equity in income from unconsolidated entities decreased by $20.6 million compared to the same period in 2007, which primarily reflects $11.0 million of income received from the gain on the sale of an unconsolidated hotel during the first quarter of 2007, $3.8 million of impairment charges during the third quarter of 2008, and the effect of resetting several percentage leases in late 2007.

In 2008 we settled insurance claims relating to 2005 hurricane losses and realized a $3.1 million gain from involuntary conversion.

          In 2007 we finalized the sale of 178 of the 184 units at our Royale Palms condominium project and recognized an $18.5 million gain on sale under the completed contract method.

Discontinued operations included a $1.2 million adjustment to gains on sale related to a revision in taxes associated with gains aggregating $71.2 million from hotel sales in 2006 and 2007. Discontinued operations for the nine months ended September 30, 2007, included operating income of $8.2 million, $0.9 million of charges related to early debt repayment, and $1.8 million of minority interest expense related to the hotels we sold in 2007. Discontinued operations also included $28.5 million of gains related to the sale of ten hotels during the first six months of 2007.

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

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The following tables detail our computation of FFO, Same-Store FFO, EBITDA and Same-Store EBITDA (in thousands, except per share data):

Reconciliation of Net Income (Loss) to FFO

	Three Months Ended September 30,
	2008			2007
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(41,640)			$7,993
Preferred dividends	(9,678)			(9,678)
Net income (loss) applicable to common stockholders	(51,318)	61,828	$(0.83)	(1,685)	61,652	$(0.03)
Depreciation and amortization	36,069	-	0.59	28,523	-	0.46
Depreciation, unconsolidated entities and discontinued operations	3,998	-	0.06	2,895	-	0.05
Gain on sale of hotels	(1,193)	-	(0.02)	-	-	-
Loss on sale of hotels in unconsolidated entities	-	-	-	189	-	-
Minority interest in FelCor LP	(1,094)	1,346	(0.01)	(36)	1,354	(0.01)
Conversion of options and unvested restricted stock	-	-	-	-	346	-
FFO	$(13,538)	63,174	$(0.21)	$29,886	63,352	$0.47
FFO from discontinued operations	-	-	-	210	-	-
FFO from acquired hotels(a)	-	-	-	(3,804)	-	(0.06)
Gain on sale of condominiums	-	-	-	(354)	-	-
Same-Store FFO	$(13,538)	63,174	$(0.21)	$25,938	63,352	$0.41

	Nine Months Ended September 30,
	2008			2007
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(30,851)			$92,331
Preferred dividends	(29,034)			(29,034)
Net income (loss) applicable to common stockholders	(59,885)	61,827	$(0.97)	63,297	61,908	$1.02
Depreciation and amortization	104,909	-	1.70	80,729	-	1.30
Depreciation, unconsolidated entities and discontinued operations	11,128	-	0.18	8,606	-	0.14
Gain on involuntary conversion	(3,095)	-	(0.05)	-	-	-
Gain on sale of hotels	(1,193)	-	(0.02)	(27,830)	-	(0.45)
Gain on sale of hotels in unconsolidated entities	-	-	-	(10,993)	-	(0.18)
Minority interest in FelCor LP	(1,280)	1,351	(0.04)	1,375	1,354	(0.01)
Conversion of options and unvested restricted stock	-	114	-	-	-	-
FFO	$50,584	63,292	$0.80	$115,184	63,262	$1.82
FFO from discontinued operations	13	-	-	(7,625)	-	(0.12)
FFO from acquired hotels(a)	-	-	-	1,826	-	0.03
Gain on sale of condominiums	-	-	-	(18,493)	-	(0.29)
Same-Store FFO	$50,597	63,292	$0.80	$90,892	63,262	$1.44

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

    FFO has not been adjusted for the following amounts included in net income (loss) applicable to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Impairment loss	$(36,692)	$-	$(53,823)	$-
Impairment loss on unconsolidated hotels	(3,750)	-	(3,750)	-
Hurricane loss	(1,669)	-	(1,669)	-
Hurricane loss on unconsolidated hotels	(50)	-	(50)	-
Conversion costs	(118)	-	(481)	-
Abandoned projects	-	-	-	(22)
Charges related to debt extinguishment, net of minority interests	-	-	-	(811)

Reconciliation of Net Income (Loss) to EBITDA

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(41,640)	$7,993	$(30,851)	$92,331
Depreciation and amortization	36,069	28,523	104,909	80,729
Depreciation, unconsolidated entities and discontinued operations	3,998	2,895	11,128	8,606
Interest expense	24,368	24,865	76,112	73,611
Interest expense, unconsolidated entities and discontinued operations	1,282	1,508	4,205	4,570
Amortization of stock compensation	1,072	516	3,795	3,130
Minority interest in FelCor Lodging LP	(1,094)	(36)	(1,280)	1,375
EBITDA	$24,055	$66,264	$168,018	$264,352
EBITDA from discontinued operations	-	210	13	(7,653)
EBITDA from acquired hotels(a)	-	(683)	-	11,187
Gain on sale of condominiums	-	(354)	-	(18,493)
Same-Store EBITDA	$24,055	$65,437	$168,031	$249,393

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

Three Months Ended September 30,			Nine Months Ended September 30,
2008		2007	2008	2007
Impairment loss	$(36,692)	$-	$(53,823)	$-
Impairment loss on unconsolidated hotels	(3,750)	-	(3,750)	-
Hurricane loss	(1,669)	-	(1,669)	-
Hurricane loss on unconsolidated hotels	(50)	-	(50)	-
Conversion costs	(118)	-	(481)	-
Gain on sale of hotels, net of income tax and minority interests	1,193	-	1,193	27,830
Gain (loss) on sale of hotels in unconsolidated entities	-	(189)	-	10,993
Gain on involuntary conversion	-	-	3,095	-
Abandoned projects	-	-	-	(22)
Charges related to debt extinguishment, net of minority interests	-	-	-	(811)

          The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at the dates presented.

Hotel EBITDA and Hotel EBITDA Margin

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenues	$277,729	$258,462	$875,772	$773,378
Other revenue	(1,396)	(1,766)	(2,655)	(2,612)
Revenue from acquired hotels(a)	-	14,640	-	68,811
Same-Store hotel operating revenue	276,333	271,336	873,117	839,577
Same-Store hotel operating expenses(a)	(201,361)	(198,937)	(618,627)	(601,982)
Hotel EBITDA	$74,972	$72,399	$254,490	$237,595
Hotel EBITDA margin(b)	27.1%	26.7%	29.1%	28.3%

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.
(b)	Hotel EBITDA as a percentage of hotel operating revenue.

Reconciliation of Total Operating Expenses to Same-Store Hotel Operating Expenses

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total operating expenses	$294,604	$231,339	$835,102	$684,673
Unconsolidated taxes, insurance and lease expense	2,132	1,990	6,328	5,588
Consolidated hotel lease expense	(14,511)	(16,204)	(42,444)	(47,729)
Corporate expenses	(5,388)	(3,690)	(17,079)	(15,732)
Depreciation and amortization	(36,069)	(28,523)	(104,909)	(80,729)
Impairment loss	(36,692)	-	(53,823)	-
Hurricane loss	(1,669)	-	(1,669)	-
Other expenses	(1,046)	(1,298)	(2,879)	(1,713)
Expenses from acquired hotels(a)	-	15,323	-	57,624
Same-Store Hotel operating expenses	$201,361	$198,937	$618,627	$601,982

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

          The following tables reconcile net income (loss) to Hotel EBITDA and the ratio of operating income (loss) to total revenue to Hotel EBITDA margin.

Reconciliation of Net Income (Loss) to Hotel EBITDA

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(41,640)	$7,993	$(30,851)	$92,331
Discontinued operations	(1,167)	206	(1,154)	(33,893)
EBITDA from acquired hotels(a)	-	(683)	-	11,187
Equity in loss (income) from unconsolidated entities	2,773	(3,030)	1,064	(19,511)
Minority interests	(955)	(347)	(180)	(463)
Consolidated hotel lease expense	14,511	16,204	42,444	47,729
Unconsolidated taxes, insurance and lease expense	(2,132)	(1,990)	(6,328)	(5,588)
Interest expense, net	24,114	22,655	74,886	68,734
Corporate expenses	5,388	3,690	17,079	15,732
Depreciation and amortization	36,069	28,523	104,909	80,729
Impairment loss	36,692	-	53,823	-
Hurricane loss	1,669	-	1,669	-
Other expenses	1,046	1,298	2,879	1,713
Gain on sale of condominiums	-	(354)	-	(18,493)
Gain on involuntary conversion	-	-	(3,095)	-
Other revenue	(1,396)	(1,766)	(2,655)	(2,612)
Hotel EBITDA	$74,972	$72,399	$254,490	$237,595

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

Reconciliation of Ratio of Operating Income (Loss) to Total Revenues to Hotel EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Ratio of operating income (loss) to total revenues	(6.1)%	10.0%	4.6%	10.5%
Other revenue	(0.5)	(0.7)	(0.3)	(0.3)
Revenue from acquired hotels(a)	-	5.4	-	8.2
Unconsolidated taxes, insurance and lease expense	(0.7)	(0.7)	(0.7)	(0.7)
Consolidated hotel lease expense	5.2	5.9	4.9	5.7
Other expenses	0.4	0.5	0.3	0.2
Corporate expenses	2.0	1.4	2.0	1.9
Depreciation and amortization	13.0	10.5	12.0	9.6
Impairment loss	13.2	-	6.1	-
Hurricane loss	0.6	-	0.2	-
Expenses from acquired hotels(a)	-	(5.6)	-	(6.8)
Hotel EBITDA margin	27.1%	26.7%	29.1%	28.3%

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

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

Pro Rata Share of Rooms Owned

          The following table sets forth, as of September 30, 2008, the pro rata share of hotel rooms owned by us after giving consideration to the portion of rooms owned by our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at September 30, 2008
Consolidated hotels in continuing operations	85	25,007
Unconsolidated hotel operations	4	647
Total hotels	89	25,654

50% joint ventures	17	(2,032)
60% joint ventures	1	(214)
75% joint ventures	1	(55)
90% joint ventures	3	(68)
97% joint venture	1	(10)
Total rooms owned by joint venture partners		(2,379)
Pro rata share of rooms owned		23,275

Hotel Portfolio Composition

The following tables set forth, as of September 30, 2008, for 85 Consolidated Hotels distribution by brand, by our top markets and by type of location.

Brand	Hotels	Rooms	% of Total Rooms	% of 2007 Hotel EBITDA(a)
Embassy Suites Hotels	47	12,129	49	58
Holiday Inn	17	6,306	25	19
Sheraton and Westin	9	3,217	13	14
Doubletree	7	1,472	6	7
Renaissance and Hotel 480	3	1,324	5	-	(b)
Hilton	2	559	2	2

Top Markets
South Florida	5	1,436	6	7
Atlanta	5	1,462	6	7
Los Angeles area	4	899	4	6
San Francisco area	6	2,141	8	6
Orlando	5	1,690	7	5
Dallas	4	1,333	5	4
Minneapolis	3	736	3	4
Phoenix	3	798	3	4
Northern New Jersey	3	756	3	4
San Diego	1	600	2	3
Washington, D.C.	1	443	2	3
Chicago	3	795	3	3
San Antonio	3	874	4	3
Philadelphia	2	729	3	3
Boston	2	532	2	2

Location
Suburban	35	8,781	35	38
Urban	20	6,362	25	25
Airport	18	5,785	24	24
Resort	12	4,079	16	13

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

Hotel Operating Statistics

          The following tables set forth occupancy, ADR and RevPAR for the third quarter and the first nine months of 2008 and 2007, and the percentage changes thereof between the periods presented, for hotels included in our consolidated operations.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	%Variance	2008	2007	%Variance
Embassy Suites Hotels	74.5	70.9	5.1	75.2	72.9	3.2
Holiday Inn	76.3	73.9	3.3	74.8	70.3	6.3
Sheraton and Westin	68.1	68.9	(1.1)	68.1	69.8	(2.3)
Doubletree	73.5	75.5	(2.6)	76.3	72.8	4.8
Renaissance and Hotel 480(a)	62.2	70.2	(11.4)	67.0	73.9	(9.3)
Hilton	71.5	77.5	(7.8)	64.8	63.6	1.8

Total hotels	73.4	71.8	2.3	73.6	71.7	2.7

	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	%Variance	2008	2007	%Variance
Embassy Suites Hotels	142.26	141.35	0.6	145.69	143.55	1.5
Holiday Inn	122.98	120.11	2.4	121.64	116.87	4.1
Sheraton and Westin	117.54	120.30	(2.3)	125.19	126.51	(1.0)
Doubletree	133.42	137.62	(3.1)	144.39	144.29	0.1
Renaissance and Hotel 480(a)	131.20	137.99	(4.9)	178.25	178.31	-
Hilton	141.20	139.95	0.9	131.33	132.82	(1.1)

Total hotels	133.21	132.78	0.3	138.14	136.42	1.3

	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	%Variance	2008	2007	%Variance
Embassy Suites Hotels	105.98	100.17	5.8	109.58	104.61	4.8
Holiday Inn	93.86	88.75	5.8	90.94	82.20	10.6
Sheraton and Westin	80.08	82.89	(3.4)	85.28	88.25	(3.4)
Doubletree	98.12	103.90	(5.6)	110.21	105.06	4.9
Renaissance and Hotel 480(a)	81.60	96.87	(15.8)	119.44	131.80	(9.4)
Hilton	100.95	108.52	(7.0)	85.04	84.50	0.6

Total hotels	97.80	95.29	2.6	101.69	97.77	4.0

(a)

Decreases in occupancy, ADR and RevPAR are principally related to renovation-related disruption at Hotel 480 Union Square. We have included historical room statistics for the two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	%Variance	2008	2007	%Variance
South Florida	70.9	61.5	15.3	78.7	73.5	7.2
Atlanta	74.0	74.3	(0.4)	75.4	75.6	(0.3)
Los Angeles area	81.3	79.7	2.0	77.7	78.8	(1.4)
San Francisco area	83.5	85.6	(2.5)	78.1	77.2	1.2
Orlando	72.6	73.2	(0.8)	78.4	77.6	1.1
Dallas	67.5	59.0	14.3	68.6	65.1	5.5
Minneapolis	78.6	84.0	(6.4)	73.9	77.3	(4.4)
Phoenix	55.3	56.1	(1.5)	66.0	68.6	(3.8)
Northern New Jersey	75.6	77.8	(2.8)	72.5	71.5	1.5
San Diego	80.4	76.3	5.3	81.3	76.2	6.7
Washington, D.C.	62.1	66.6	(6.8)	58.9	67.7	(13.0)
Chicago	76.4	82.1	(6.9)	74.4	72.0	3.3
San Antonio	85.9	78.7	9.2	82.1	78.0	5.2
Philadelphia	79.6	77.6	2.5	74.7	68.7	8.7
Boston	85.0	79.6	6.8	79.8	67.3	18.5
	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	%Variance	2008	2007	%Variance
South Florida	112.91	111.43	1.3	152.82	153.29	(0.3)
Atlanta	119.91	119.91	-	122.57	122.05	0.4
Los Angeles area	167.55	170.50	(1.7)	161.27	159.98	0.8
San Francisco area	153.86	149.81	2.7	144.74	140.64	2.9
Orlando	91.33	90.58	0.8	107.41	105.83	1.5
Dallas	119.72	119.49	0.2	124.75	124.41	0.3
Minneapolis	154.63	147.92	4.5	147.34	143.61	2.6
Phoenix	114.52	109.45	4.6	148.71	146.23	1.7
Northern New Jersey	163.52	157.09	4.1	163.89	155.90	5.1
San Diego	160.07	157.76	1.5	160.83	155.45	3.5
Washington, D.C.	141.53	156.22	(9.4)	155.11	166.00	(6.6)
Chicago	129.37	133.57	(3.1)	127.88	131.51	(2.8)
San Antonio	112.59	110.80	1.6	114.04	110.49	3.2
Philadelphia	148.20	137.41	7.9	148.84	136.45	9.1
Boston	161.05	164.62	(2.2)	156.12	156.12	-
	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	%Variance	2008	2007	%Variance
South Florida	80.07	68.52	16.9	120.33	112.61	6.9
Atlanta	88.77	89.14	(0.4)	92.41	92.31	0.1
Los Angeles area	136.15	135.86	0.2	125.24	126.03	(0.6)
San Francisco area	128.52	128.30	0.2	113.02	108.53	4.1
Orlando	66.34	66.29	0.1	84.25	82.15	2.6
Dallas	80.79	70.55	14.5	85.64	80.95	5.8
Minneapolis	121.49	124.22	(2.2)	108.87	110.95	(1.9)
Phoenix	63.31	61.45	3.0	98.09	100.30	(2.2)
Northern New Jersey	123.62	122.14	1.2	118.88	111.43	6.7
San Diego	128.66	120.38	6.9	130.75	118.50	10.3
Washington, D.C.	87.95	104.12	(15.5)	91.34	112.39	(18.7)
Chicago	98.81	109.60	(9.8)	95.10	94.69	0.4
San Antonio	96.71	87.16	11.0	93.58	86.16	8.6
Philadelphia	117.90	106.62	10.6	111.19	93.74	18.6
Boston	136.92	131.01	4.5	124.59	105.10	18.5

Hotel Portfolio Listing

          The following table provides the name, location, number of rooms, our ownership percentage and brand names of each of our hotels.

	State	Rooms	% Owned (a)	Brand
Consolidated Hotels
Birmingham(b)	AL	242		Embassy Suites Hotel
Phoenix – Biltmore(b)	AZ	232		Embassy Suites Hotel
Phoenix Crescent Hotel(b)	AZ	342		Sheraton
Phoenix Tempe(b)	AZ	224		Embassy Suites Hotel
Dana Point – Doheny Beach	CA	196		Doubletree Guest Suites
Indian Wells – Esmeralda Resort & Spa(b)	CA	560		Renaissance Resort
Los Angeles – Anaheim (Located near Disneyland Park)(b)	CA	222		Embassy Suites Hotel
Los Angeles – El Segundo – International Airport –South	CA	349	97%	Embassy Suites Hotel
Milpitas – Silicon Valley(b)	CA	266		Embassy Suites Hotel
Napa Valley(b)	CA	205		Embassy Suites Hotel
Oxnard – Mandalay Beach Resort & Conference Center	CA	248		Embassy Suites Hotel
San Diego – On the Bay	CA	600		Holiday Inn
San Francisco – Burlingame Airport	CA	340		Embassy Suites Hotel
San Francisco – South San Francisco Airport(b)	CA	312		Embassy Suites Hotel
San Francisco – Fisherman’s Wharf	CA	585		Holiday Inn
San Francisco – Hotel 480 Union Square	CA	403		Independent(c)
San Rafael – Marin County/Conference Center(b)	CA	235	50%	Embassy Suites Hotel
Santa Barbara – Goleta	CA	160		Holiday Inn
Santa Monica – Beach at the Pier	CA	132		Holiday Inn
Wilmington(b)	DE	244	90%	Doubletree
Boca Raton(b)	FL	263		Embassy Suites Hotel
Cocoa Beach – Oceanfront	FL	500		Holiday Inn
Deerfield Beach – Boca Raton/Deerfield Beach Resort(b)	FL	244		Embassy Suites Hotel
Ft. Lauderdale – 17th Street(b)	FL	358		Embassy Suites Hotel
Ft. Lauderdale – Cypress Creek(b)	FL	253		Sheraton Suites
Jacksonville – Baymeadows(b)	FL	277		Embassy Suites Hotel
Miami – International Airport(b)	FL	318		Embassy Suites Hotel
Orlando – International Airport(b)	FL	288		Holiday Inn
Orlando – International Drive	FL	652		Holiday Inn
Orlando – International Drive South/Convention Center(b)	FL	244		Embassy Suites Hotel
Orlando– (North)	FL	277		Embassy Suites Hotel
Orlando – Walt Disney World Resort	FL	229		Doubletree Guest Suites
St. Petersburg – Vinoy Resort & Golf Club(b)	FL	361		Renaissance Resort
Tampa – On Tampa Bay(b)	FL	203		Doubletree Guest Suites
Atlanta – Airport(b)	GA	232		Embassy Suites Hotel
Atlanta – Buckhead(b)	GA	316		Embassy Suites Hotel
Atlanta – Galleria(b)	GA	278		Sheraton Suites
Atlanta – Gateway – Atlanta Airport	GA	395		Sheraton
Atlanta – Perimeter Center(b)	GA	241	50%	Embassy Suites Hotel
Chicago – Lombard/Oak Brook(b)	IL	262	50%	Embassy Suites Hotel
Chicago – Northshore/Deerfield (Northbrook) (b)	IL	237		Embassy Suites Hotel
Chicago – O’Hare Airport(b)	IL	296		Sheraton Suites
Indianapolis – North(b)	IN	221	75%	Embassy Suites Hotel
Kansas City – Overland Park(b)	KS	199	50%	Embassy Suites Hotel
Lexington – Lexington Green(b)	KY	174		Hilton Suites

Hotel Portfolio Listing (continued)

	State	Rooms	% Owned(a)	Brand
Baton Rouge(b)	LA	223		Embassy Suites Hotel
New Orleans(b)	LA	370		Embassy Suites Hotel
New Orleans – French Quarter	LA	374		Holiday Inn
Boston – Beacon Hill	MA	303		Holiday Inn
Boston – Marlborough(b)	MA	229		Embassy Suites Hotel
Baltimore – BWI Airport(b)	MD	251	90%	Embassy Suites Hotel
Bloomington(b)	MN	218		Embassy Suites Hotel
Minneapolis – Airport(b)	MN	310		Embassy Suites Hotel
St. Paul – Downtown(b)	MN	208		Embassy Suites Hotel
Kansas City – Plaza	MO	266	50%	Embassy Suites Hotel
Charlotte(b)	NC	274	50%	Embassy Suites Hotel
Charlotte SouthPark	NC	208		Doubletree Guest Suites
Raleigh/Durham(b)	NC	203		Doubletree Guest Suites
Raleigh – Crabtree(b)	NC	225	50%	Embassy Suites Hotel
Parsippany(b)	NJ	274	50%	Embassy Suites Hotel
Piscataway – Somerset(b)	NJ	221		Embassy Suites Hotel
Secaucus – Meadowlands(b)	NJ	261	50%	Embassy Suites Hotel
Philadelphia – Historic District	PA	364		Holiday Inn
Philadelphia – Society Hill(b)	PA	365		Sheraton
Pittsburgh – At University Center (Oakland)	PA	251		Holiday Inn
Charleston – Mills House (Historic Downtown)(b)	SC	214		Holiday Inn
Myrtle Beach – At Kingston Plantation	SC	255		Embassy Suites Hotel
Myrtle Beach Resort	SC	385		Hilton
Nashville – Airport/Opryland Area	TN	296		Embassy Suites Hotel
Nashville – Opryland/Airport (Briley Parkway)	TN	383		Holiday Inn
Austin(b)	TX	189	90%	Doubletree Guest Suites
Austin – Central(b)	TX	260	50%	Embassy Suites Hotel
Corpus Christi(b)	TX	150		Embassy Suites Hotel
Dallas – DFW International Airport South(b)	TX	305		Embassy Suites Hotel
Dallas – Love Field(b)	TX	248		Embassy Suites Hotel
Dallas – Market Center	TX	244		Embassy Suites Hotel
Dallas – Park Central	TX	536	60%	Westin
Houston – Medical Center	TX	287		Holiday Inn & Suites
San Antonio – International Airport(b)	TX	261	50%	Embassy Suites Hotel
San Antonio – International Airport(b)	TX	397		Holiday Inn
San Antonio – N.W. I-10(b)	TX	216	50%	Embassy Suites Hotel
Burlington Hotel & Conference Center(b)	VT	309		Sheraton
Vienna – At Tysons Corner(b)	VA	443	50%	Sheraton

Canada
Toronto – Airport	Ontario	446		Holiday Inn
Toronto – Yorkdale	Ontario	370		Holiday Inn

Unconsolidated Operations
Hays(b)	KS	191	50%	Holiday Inn
Salina(b)	KS	192	50%	Holiday Inn
Salina – I-70(b)	KS	93	50%	Holiday Inn Express & Suites
New Orleans – Chateau LeMoyne (In French Quarter/Historic Area)(b)	LA	171	50%	Holiday Inn

(a)	We own 100% of the real estate interests unless otherwise noted.
(b)	This hotel was encumbered by mortgage debt or a capital lease obligation at September 30, 2008.
(c)	Upon the completion of its renovation in early 2009, this hotel will be rebranded as a Marriott.

Liquidity and Capital Resources

Hotel operations provide most of the cash needed to meet our cash requirements, including distributions to stockholders and repayments of indebtedness. For the nine months ended September 30, 2008, net cash flow provided by operating activities, consisting primarily of hotel operations, was $142.1 million. At September 30, 2008, we had $59 million of cash on hand, including approximately $49 million held under management agreements to meet minimum working capital requirements.

We declared and paid a $0.35 common dividend for the first and second quarters of 2008, and a $0.15 common dividend for the third quarter. Under current economic circumstances, we have taken a conservative approach to a common dividend, which reflects both our targeted payout ratio and any distribution requirements that are mandated by REIT qualification standards. Our board of directors will determine the amount of future common and preferred dividends for each quarter based upon actual operating results, economic conditions, operating trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements.

We currently expect to have approximately $168 million to $170 million of cash flow from operating activities for 2008. This forecast assumes that RevPAR increases between 1.8% and 2.2% and Hotel EBITDA margin increases of approximately 20 basis points. Our current operating plan for 2008 includes aggregate common distribution payments of $77 million, preferred distribution payments of $39 million and normal recurring principal payments of $22 million, leaving surplus cash flow (before capital expenditures or additional debt reduction) of approximately $30 to $32 million. In 2008, we expect to spend approximately $150 million for capital expenditures, which will be funded from cash and borrowings under our line of credit. In July 2008, we repaid our maturing $15.5 million mortgage note with borrowing under our line of credit, and we have no remaining scheduled debt maturities until April 2009.

Two of the hotels currently identified to be sold are operating under management agreements with affiliates of InterContinental Hotels Group PLC, or IHG. These agreements expire in 2025. We may be required to pay replacement management fees and/or liquidated damages, or to reinvest in another hotel to carry an IHG brand, if a hotel is sold or a management agreement is terminated prior to expiration. Replacement management fees and liquidated damages are computed based on operating results of a hotel prior to termination. We expect that the aggregate liability related to these hotels, if paid, will be less than $10 million.

          During the quarter, the overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, has resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand continued to weaken during the third quarter and contributed to further weakening of our Consolidated Hotel RevPAR. We expect negative year over year RevPAR for the fourth quarter 2008 and into 2009. We anticipate that lodging demand will not improve, and will likely weaken further, until the current economic trends reverse course, particularly the expected weakness in the overall economy and the lack of liquidity in the credit markets.

         For 2009, we believe that the economic forecasts for increasing unemployment and declines in business investment and profits, when combined with the turmoil in the credit markets, will continue to affect both leisure and business travel negatively and, accordingly, decrease lodging demand. Further, as properties adjust to reduced demand by shifting the occupancy mix to lower-rated business, we expect to see average room rates decline in most markets. We are in the very early stages of our budget process and the complexity and uncertainty of the current economic environment make it difficult to forecast our operating results accurately. However, we are working with our managers to develop strategies to manage our occupancy mix, maintain rate integrity and operate our hotels differently to lower operating costs. We also believe that our recently completed renovations will position our hotels favorably heading into a lodging downturn.

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

Debt

Line of Credit

At September 30, 2008, we had $78 million borrowed under our $250 million line of credit. The interest rate on our line of credit was LIBOR plus 0.80% at September 30, 2008.

Mortgage Debt

At September 30, 2008, we had $928 million of debt secured by mortgages on our hotels. With respect to two of these loans, we are permitted to retain 115% of budgeted hotel operating expenses, but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met. These hotels currently exceed the minimum debt service coverage ratio; however, under the terms of the loan agreements, the lock-box provisions remain in place until the loan is repaid. None of these hotels have ever fallen below the applicable debt service coverage ratio.

          With respect to the mortgage debt assumed in connection with our acquiring two hotels in 2007, all cash from the hotels in excess of operating expenses, taxes, insurance and capital expenditure reserves is subject to lock-box arrangements. In each case, the lender holds lock-box funds that are first applied to meet current debt service obligations, and any excess funds are held in the lock-box account until the relevant hotel meets or exceeds a debt service coverage ratio of 1:1. At September 30, 2008, the debt service coverage ratio for both hotels exceeded 1:1.

Our hotel mortgage debt is non-recourse to us and most of that debt is governed by contain provisions allowing us to substitute collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

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

We expect to meet our financial covenant and incurrence tests based on current RevPAR expectations. For 2008, we currently anticipate that our full year 2008 portfolio RevPAR will be 1.8% to 2.2% higher than for 2007. If we were unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes, we may be prohibited from, among other things, incurring any additional indebtedness (other than under our line of credit), except under certain specific exceptions,or paying dividends on our preferred or common stock, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income.

We are currently prohibited from repurchasing any of our capital stock, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indenture, exceeds 4.85 to 1, which it does at the date of this filing.

Other Debt. In late 2007, we were notified that a AAA-rated money market fund in which we had invested approximately $8.4 million had ceased honoring redemption requests and would liquidate its investments over approximately a six-month period. In order to ensure that our liquidity would not be impaired as a consequence, an affiliate of the fund sponsor provided us with a short-term loan at a rate approximately equal to our earnings rate on the fund. Through the date of this filing we have received redemptions aggregating $5.8 million and in July 2008 repaid the short-term loan.

Interest Rate Caps. To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $427.2 million at both September 30, 2008 and December 31, 2007. These interest rate caps were not designated as hedges and had insignificant fair values at both September 30, 2008 and December 31, 2007, resulting in no significant net earnings impact.

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

At September 30, 2008, approximately 53% of our consolidated debt had fixed interest rates.

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

Expected Maturity Date

at September 30, 2008

(dollars in thousands)

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Liabilities
Fixed rate:
Debt	$3,609	$142,427	$274,014	$302,953	$2,415	$75,836	$801,254	$757,245
Average interest rate	8.00%	7.27%	8.70%	8.49%	6.49%	6.54%	8.15%
Floating rate:
Debt	-	267	-	543,000	177,225	-	720,492	615,704
Average interest rate	-	6.00%	-	5.75%	6.34%	-	5.90%
Total debt	$3,609	$142,694	$274,014	$845,953	$179,640	$75,836	$1,521,746
Average interest rate	8.00%	7.27%	8.70%	6.73%	6.35%	6.54%	7.08%
Net discount							(1,678)
Total debt							$1,520,068

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

PART II. -- OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

          During the third quarter 2008, we issued an aggregate of 129,595 shares of our common stock, all of which were issued to holders of FelCor LP units, upon redemption of a like number of units. For the issuance of these shares of common stock, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act, since the transaction did not involve a public offering.

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

FELCOR LODGING TRUST INCORPORATED

Date: November 5, 2008	By:	/s/ Lester C. Johnson
Name: Lester C. Johnson Title: Senior Vice President and Chief Accounting Officer