Form 10-K
period 2008-12-31
FelCor Lodging Trust Inc
filed 2009-02-27
CIK 923603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).
☐ Yes	☒ No

      The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2008, computed by reference to the price at which registrant’s common stock was last sold at June 30, 2008, was approximately $648 million.

As of February 16, 2009, the registrant had issued and outstanding 64,209,125 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

FELCOR LODGING TRUST INCORPORATED

INDEX

Form 10-K
Report
Item No.	Page

PART I

Item 1. Business	2
Item 1A. Risk Factors	8
Item 1B. Unresolved Staff Comments	19
Item 2. Properties	19
Item 3. Legal Proceedings	28
Item 4. Submission of Matters to a Vote of Security Holders	28

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6. Selected Financial Data	30
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	54
Item 8. Financial Statements and Supplementary Data	56
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	95
Item 9A. Controls and Procedures	95
Item 9B. Other Information	95

PART III -- OTHER INFORMATION

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance	96
Item 11. Executive Compensation	96
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	96
Item 13. Certain Relationships, Related Transactions and Director Independence	96
Item 14. Principal Accountant Fees and Services	96

PART IV

Item 15. Exhibits and Financial Statement Schedules	97

This Annual Report contains registered trademarks and service marks owned or licensed by companies other than us, including but not limited to aloft, Candlewood Suites, Conrad, Courtyard, Crowne Plaza, Doubletree, Doubletree Guest Suites, Embassy Suites Hotels, Fairfield Inn, Four Points by Sheraton, Hampton Inn, Hilton, Hilton HHonors, Hilton Garden Inn, Hilton Suites, Holiday Inn, Holiday Inn Express, Homewood Suites by Hilton, Hotel Indigo, InterContinental, JW Marriott, Priority Club, Le Méridien, Marriott, Marriott Rewards, Ramada, Renaissance, Residence Inn, Sheraton, Sheraton Suites, St. Regis, Staybridge Suites, Starwood Preferred Guest, The Luxury Collection, W, Walt Disney World and Westin.

PART I

Disclosure Regarding Forward Looking Statements

          This Annual Report and the documents incorporated by reference in this Annual Report include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks”, or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements. Among these factors are:

•

general economic conditions, including, among others, the pronounced recession, rising unemployment, major bank failures and unsettled capital markets, the impact of the United States’ military involvement in the Middle East and elsewhere, future acts of terrorism, the threat or outbreak of a pandemic disease affecting the travel industry, rising fuel costs and increased transportation security precautions;

•	our overall debt levels and our ability to refinance or obtain new financing and service debt, especially in light of currently tight capital markets;

•	our inability to retain earnings;

•	our liquidity and capital expenditures;

•	our growth strategy and acquisition activities; and

•	competitive conditions in the lodging industry.

Certain of these risks and uncertainties are described in greater detail under “Risk Factors” in Item 1A, or in our other filings with the Securities and Exchange Commission.

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

The prospective financial information related to anticipated operating performance and FFO included in this Annual Report has been prepared by, and is the responsibility of, our management. PricewaterhouseCoopers LLP has neither examined nor compiled the accompanying prospective financial information and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto. The PricewaterhouseCoopers LLP report included in this Annual Report relates to our historical financial information. It does not extend to the prospective financial information and should not be read to do so.

Item 1.	Business

          FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. We are the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 89 hotels with more than 25,000 rooms and suites at December 31, 2008. When used in this report, “we” and “our” refer to FelCor and its consolidated subsidiaries, unless otherwise indicated.

Of the 89 hotels in which we had an ownership interest at December 31, 2008, we owned a 100% interest in 66 hotels, a 90% or greater interest in entities owning four hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 17 hotels. We leased 88 of our hotels to operating lessees, and one 50%-owned hotel is operated without a lease.

We consolidated the operating lessees of 85 of our hotels (which we refer to as our Consolidated Hotels) because of our controlling interest in those operating lessees. These hotels include 13 of the 17 hotels in which we had an unconsolidated 50% ownership interest at December 31, 2008.  The hotel operating revenues and expenses of our other four hotels (in which we had a 50% ownership interest) were not consolidated.

At December 31, 2008, our Consolidated Hotels were located in the United States (83 hotels in 23 states) and Canada (two hotels in Ontario), with concentrations in major metropolitan and resort areas. Our hotel portfolio consists primarily of upper upscale hotels and resorts, which are flagged under global brands such as Embassy Suites Hotels, Doubletree, Hilton, Marriott (after completion of Hotel 480 renovation by mid-2009), Renaissance, Sheraton, Westin and Holiday Inn.

Our business is conducted in one reportable segment: hospitality. During 2008, we derived 97% of our revenues from hotels located within the United States, with the balance derived from our Canadian hotels.

          We seek to increase operating cash flow through aggressive asset management and competitive repositioning of our hotels. We also seek to maintain a sound and flexible capital structure and to reposition our portfolio through capital expenditures and renovations at our existing hotels that we expect to provide a high return on our investment, redevelopment of existing assets to enhance returns on our invested capital, investments in high quality hotels in major urban and resort markets with high growth potential and dispositions of non-strategic hotels.

          At December 31, 2008, we had an aggregate of 64,519,661 shares and units outstanding, consisting of 64,223,818 shares of FelCor common stock and 295,843 units of limited partnership interest of FelCor LP not owned by FelCor.

          Additional information relating to our hotels and our business, including the charters of our Executive Committee, Corporate Governance and Nominating Committee, Compensation Committee and Audit Committee; our corporate governance guidelines; and our code of business conduct and ethics can be found on our website at http://www.felcor.com. Information relating to our hotels and our business can also be found in the Notes to Consolidated Financial Statements located elsewhere in this report. Our annual, quarterly and current reports, and amendments to these reports, filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or Exchange Act, are made available on our website, free of charge, under the “SEC Filings” tab on our “Investor Relations” page, as soon as practicable following their filing. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Developments During 2008

Renovation Program In 2006, we embarked on a $450 million renovation program designed to improve the quality, returns on investment and competitive position of our portfolio. In 2008, we substantially completed these renovations. Our renovated hotels have performed significantly better than the industry average for at least the first year following their renovation. Our ongoing renovations will generally be consistent with the ordinary course improvement and renovation of hotels in our portfolio.

Rebranded San Francisco Hotel In 2007, we began the process of rebranding our San Francisco Union Square property as a Marriott hotel. The comprehensive renovation includes guest rooms, guest baths, guest corridors, meeting space, food and beverage outlets, public areas and building exterior and will be completed by mid-2009. Marriott took over management of the hotel in December 2007 and is operating this hotel as Hotel 480 during the renovation period. On April 1, 2009, this hotel is scheduled to be rebranded as a Marriott.

Suspended Common Dividend In 2008, we declared and paid common dividends of $0.85 per share in the aggregate. We suspended payment of our quarterly common dividend in December 2008 in light of the deepening recession, the attendant impact on our industry and FelCor, and the severe contraction in the capital markets. Our Board of Directors will determine the amount of future common and preferred dividends for each quarter, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.

New Director In April 2008, we announced the appointment of Mark D. Rozells to fill the vacancy created by the departure of David C. Kloeppel from our Board of Directors.

The Industry

The lodging industry in 2008 experienced its first full-year decline in revenue per available room, or RevPAR, since 2002. According to Smith Travel Research, or STR, a leading provider of industry data, the industry increased its average daily rate, or ADR, for the sixth year in a row, but that increase (2.4%) was more than offset by a 4.2% decline in occupancy, which resulted in a 1.9% RevPAR decline. Although negative trends began to emerge during the second quarter of the year, industry RevPAR did not decline until September 2008. According to STR, industry RevPAR declined 8.2% in the last four months of 2008 after a 1.2% increase during the first eight months of the year.

Supply growth of 2.7% contributed to the decline in occupancy. The increase in supply was greater than the long-term (1977 – 2008) historical supply growth rate (2.0%). Supply growth is a key leading indicator of the performance for existing lodging real estate. Not only did supply increase, but the economic recession was responsible for a decline in demand of 1.6% in 2008, which led to a corresponding decline in U.S. occupancy to 60.4% compared to 63.1% in 2007.

STR projects that 2009 industry supply growth of 2.4% will exceed the long-term average, while demand is projected to decline another 1.6%. Therefore, 2009 occupancy is expected to drop to 58.0%, and ADR is projected to decline by 2.0%. As such, STR predicts that RevPAR will decline 5.9% in 2009, to $60.57.

PKF Hospitality Research, or PKF, another provider of industry forecasts, predicts a more precipitous downturn than STR. According to PKF, RevPAR in the 50 major U.S. markets may decline as much as 9.8%, dropping below $60 for the first time since 2006. The projected RevPAR declines are not uniform across the country and assume that no major external events, such an act of terrorism or natural disaster, will occur or affect the U.S. economy and the travel and lodging industries. These assumptions also do not contemplate the impact from any potential government stimulus or other programs.

STR classifies hotel chains into six distinct categories: Luxury, Upper Upscale, Upscale, Midscale with Food & Beverage, Midscale without Food & Beverage, and Economy. We own Upper Upscale (including Doubletree Guest Suites, Doubletree, Embassy Suites Hotels, Sheraton, Westin and Renaissance hotels), and Midscale with Food & Beverage (Holiday Inn) hotels, from which we derived 99% of our 2008 Hotel EBITDA. Approximately 63% of our 2008 Hotel EBITDA (Hotel EBITDA is a non-GAAP financial measure that is reconciled and further discussed in the “Non-GAAP Financial Measures” section of Management’s Discussion and Results of Operations of this Annual Report) was derived from Upper-Upscale all-suite hotels.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
Number of FelCor Hotels	85	83	83	125	142
Occupancy:
FelCor hotels(1)	70.9%	70.4%	72.6%	69.3%	65.5%
All Upscale U.S. hotels(2)	62.0	64.8	65.5	65.2	63.0
All Midprice U.S. hotels(3)	57.6	60.4	61.0	61.0	59.4
All U.S. hotels	60.4	63.2	63.4	63.1	61.3
ADR:
FelCor hotels(1)	$136.32	$134.21	$125.98	$107.18	$99.07
All Upscale U.S. hotels(2)	115.96	113.56	107.37	101.60	94.05
All Midprice U.S. hotels(3)	84.21	82.18	78.12	73.96	69.81
All U.S. hotels	106.55	103.64	97.31	90.95	86.20
RevPAR:
FelCor hotels(1)	$96.67	$94.48	$91.45	$74.29	$64.91
All Upscale U.S. hotels(2)	71.83	73.61	70.31	66.21	59.26
All Midprice U.S. hotels(3)	48.48	49.68	47.66	45.12	41.47
All U.S. hotels	64.37	65.50	61.69	57.39	52.88

__________

(1)	Information is based on historical presentations.
(2)	This category includes hotels in the “upscale price level,” defined as hotels with ADRs in the 70th to 85th percentiles in their respective markets.
(3)	This category includes hotels in the “midprice level,” defined as hotels with ADRs in the 40th to 70th percentiles in their respective markets.

Business Strategy

          Our long-term strategic plan is to own a diversified portfolio of high quality, upscale hotels flagged under leading brands. We focus on maximizing stockholder value and return on invested capital by optimizing the use of our real estate and enhancing property cash flow. We employ a portfolio management philosophy where we continually examine our portfolio to address issues of market supply and demand, the capital needs of each hotel and concentration risk, after which analysis we sell hotels that no longer meet our investment criteria. In order to achieve our objectives, we are focused on the following areas:

Asset Management Approach. We seek to improve the competitive position of our hotels through aggressive asset management and strong relationships with our brand-owner managers. While REIT requirements prohibit us from directly managing our hotels, we employ an intensive approach to asset management. We work closely with our brand-owner managers to monitor and review hotel operations. We press our brand-owner managers to implement best practices in expense and revenue management at our hotels, and we strive to influence brand strategy on marketing and revenue enhancement programs. Our asset management approach also entails looking for value-added enhancements at our hotels, such as maximizing use of public areas, new restaurant concepts, changing management of food and beverage operations and uncovering new revenue sources.

Balance Sheet Strategy. We are committed to strengthening our balance sheet to provide the necessary capacity to withstand lodging cycles and also provide us with capacity to take advantage of opportunities that may arise in the future. Although the economic downturn has resulted in an increase in our leverage, we expect to reduce our leverage when operating performance improves. In the near term, proceeds from future dispositions and excess cash from operations will be used to pay down debt. We strive to maintain a flexible balance sheet, utilizing a mix of preferred stock, unsecured notes, mortgage debt and lines of credit, and utilizing floating rates on a portion of our debt as a hedge against economic cycles. We continue to look for additional opportunities to reduce our cost of debt and increase our flexibility on an economically sound basis.

Portfolio Review. We regularly review and evaluate our hotel portfolio and may from time to time identify additional hotels to sell based upon strategic considerations such as future supply growth, changes in demand dynamics, concentration risk, strategic fit, return on future capital needs and return on invested capital. At December 31, 2008, five of our Consolidated Hotels were identified for sale (we intend to hold these hotels as long as necessary to obtain satisfactory pricing), and we may identify additional hotels for sale in the future.

External Growth. We will consider hotel acquisitions that will improve the overall quality of our portfolio, further diversify our portfolio by market, customer type and brand and improve future EBITDA growth. We also look for properties that have redevelopment opportunity to further enhance our return on investment. We take a highly disciplined approach to any acquisition, which must meet strict criteria, including minimum targeted rates of return. We expect any potential future acquisitions of hotels will be restricted to high quality hotels in major urban and resort markets with high barriers to entry and high growth potential.

Redevelopment Opportunities. We have identified redevelopment opportunities at a number of our hotels. During 2008, we completed a new 35,000 square foot convention center adjacent to our Hilton Myrtle Beach Resort, added meeting space at the Doubletree Guest Suites in Dana Point, California and added spa and food and beverage areas at the Embassy Suites Hotel Deerfield Beach Resort & Spa. Our San Francisco Union Square hotel, which is situated in one of the premiere hotel markets in the United States, will complete a $45 million transformation from a Crowne Plaza to a Marriott in the first half of 2009. We are moving forward with the approval and entitlement process for additional redevelopment projects. However, we are committed to a disciplined approach toward capital allocation and will commit capital only to new projects when prudent, especially in the light of the current global recession.

Renovations. In 2008, we substantially completed a renovation program of our portfolio designed to enhance the competitive positioning of our portfolio. The program totaled approximately $450 million and has generated targeted returns through growth in market share. Our overall portfolio grew market share by an average of more than 3% during 2008, however, the 70 hotels that completed renovations in 2007 or 2008 grew market share by more than 5% in 2008. We expect our hotels renovated in 2008 to continue to grow market share during 2009. Our ongoing capital expenditures will generally be consistent with ordinary course improvements and renovation of hotels in our portfolio.

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

•

Hilton Hotels Corporation (www.hiltonworldwide.com) is recognized internationally as a preeminent hospitality company.  Hilton develops, owns, manages or franchises more than 3,000 hotels, resorts and vacation ownership properties in more than 70 countries.  Its portfolio includes many of the world’s best-known and most highly regarded hotel brands, including Hilton, Hilton Garden Inn, Doubletree, Embassy Suites Hotels, Conrad, Hampton Inn, Homewood Suites by Hilton, Hilton Grand Vacations and the Waldorf Astoria Collection. Subsidiaries of Hilton managed 54 of our Consolidated Hotels at December 31, 2008.  Hilton is a 50% partner in joint ventures with us that own 11 hotels and manage residential condominiums. Hilton holds 10% equity interests in certain of our consolidated subsidiaries that own three hotels.

•

InterContinental Hotels Group PLC (www.ichotelsgroup.com) of the United Kingdom is one of the world’s largest hotel companies by number of rooms. IHG owns, manages, leases or franchises, through various subsidiaries, more than 4,100 hotels and almost 600,000 guest rooms in nearly 100 countries. IHG owns a portfolio of well recognized and respected hotel brands including InterContinental Hotels & Resorts, Crowne Plaza Hotels & Resorts, Holiday Inn, Holiday Inn Express, Hotel Indigo, Staybridge Suites, Candlewood Suites, and also manages the world’s largest hotel loyalty program, Priority Club Rewards. At December 31, 2008, subsidiaries of IHG managed 17 of our Consolidated Hotels.

•

Starwood Hotels & Resorts Worldwide, Inc. (www.starwoodhotels.com) is one of the leading hotel and leisure companies in the world with more than 930 properties in more than 100 countries. With internationally renowned brands, Starwood is a fully integrated owner, operator and franchisor of hotels and resorts including: St. Regis, The Luxury Collection, W, Westin, Le Méridien, Sheraton, Four Points by Sheraton and aloft brands. Subsidiaries of Starwood managed nine of our Consolidated Hotels at December 31, 2008. Starwood is a 40% joint venture partner with us in the ownership of one hotel and a 50% joint venture partner with us in the ownership of one hotel.

•

Marriott International, Inc. (www.marriott.com) is a leading lodging company with more than 3,000 lodging properties located in the United States and 67 other countries and territories. Its portfolio includes 16 lodging and vacation resort ownership brands including Marriott Hotels & Resorts, Renaissance Hotels & Resorts, JW Marriott Hotels & Resorts, Courtyard by Marriott, Fairfield Inn by Marriott and Residence Inn by Marriott. Subsidiaries of Marriott managed three of our Consolidated Hotels at December 31, 2008.

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

Tax Status

We elected to be taxed as a REIT under the federal income tax laws. As a REIT, we generally are not subject to federal income taxation at the corporate level on taxable income that is distributed to our stockholders. We may, however, be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. Our taxable REIT subsidiaries, or TRSs, formed to lease our hotels are subject to federal, state and local income taxes. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent years. In connection with our election to be taxed as a REIT, our charter imposes restrictions on the ownership and transfer of shares of our common stock. FelCor LP expects to make distributions on its units sufficient to enable us to meet our distribution obligations as a REIT. At December 31, 2008, our TRSs had a federal income tax loss carry-forward of $344.1 million.

Employees

At December 31, 2008, we had 69 full-time employees. All persons employed in the day-to-day operation of our hotels are employees of the management companies engaged by us and are not our employees.

Item 1A. Risk Factors

          Certain statements and analyses contained in this report, in our 2008 Annual Report to Stockholders, or that may in the future be made by, or be attributable to, us, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All of such forward-looking statements are based upon present expectations and assumptions that may or may not actually occur. The following factors constitute cautionary statements identifying important factors, including material risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements or in our historical results. Each of the following factors, among others, could adversely affect our ability to meet the current expectations of management.

Recent disruptions in the financial markets may affect our ability to obtain financing or obtain financing on reasonable and acceptable terms.

          Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become significantly more expensive and difficult to obtain, if available at all. Some lenders are imposing more stringent credit terms, there has been and may continue to be a general reduction in the amount of credit available, and many banks are either unable or unwilling to provide new asset based lending. Tightening credit markets may have an adverse effect on our ability to refinance debt as it becomes due on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increasing restrictions. If adverse conditions in the credit markets – in particular with respect to real estate finance – materially deteriorate, our business could be materially and adversely affected.

The current global recession has had an adverse effect on our revenue per available room, or RevPAR, performance and results of operations. The effects of a continued or deepening recession on our financial condition could be material.

The overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, has resulted in considerable negative pressure on both consumer and business spending (this includes increased emphasis in cost containment with focus on travel and entertainment limitations). We anticipate that lodging demand will not improve, and will likely weaken further, until current economic trends reverse course, particularly the weakened overall economy and illiquid credit markets. For 2009, we believe that forecasted increasing unemployment and decline in business investment and profits, when combined with turmoil in the credit markets, will continue to affect both leisure and business travel negatively and, accordingly, decrease lodging demand. Further, as hotels adjust to reduced demand by shifting their occupancy mix to lower-rated business, we expect to see average room rates decline in most markets. Decreased occupancy and declining room rates have an adverse effect on RevPAR, Hotel EBITDA margins and results of operations.

In response to the economic decline that occurred in 2008, we suspended our quarterly common stock dividend. Significant decreases in RevPAR or Hotel EBITDA margins, or continued material deterioration in the capital markets in the future, could reduce our ability to pay any common or preferred dividends or to service our debt.

Compliance with, or failure to comply with, our financial covenants may adversely affect our financial position and results of operations.

          The agreements governing our line of credit and the indentures governing our outstanding senior notes contain various restrictive covenants and incurrence tests, including, among others, provisions that can restrict our ability to:

•	incur any additional indebtedness;
•	make common or preferred distributions;
•	repurchase our common or preferred stock;
•	make investments;
•	engage in transactions with affiliates;
•	incur liens;
•	merge or consolidate with another person;
•	dispose of all or substantially all of our assets; and
•	permit limitations on the ability of our subsidiaries to make payments to us.

          These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest.

We have agreed in principle on the material terms of a new $200 million term loan, which would be secured by first mortgages on eight currently unencumbered hotels and, assuming all extension options are exercised, will not mature until 2013. This loan would not be subject to any corporate financial covenants and would only be recourse to the borrower, a to-be-formed wholly-owned subsidiary. The material terms of this loan have been approved by JPMorgan Securities Inc. as lead arranger, and JPMorgan Chase Bank, N.A. as administrative agent, which will provide a portion of the loan.  Proceeds from this loan will be used for general working capital purposes and to repay the outstanding balance on our line of credit (which will be cancelled upon repayment).  We expect to close this new loan, subject to other lenders’ approval, documentation, due diligence and customary conditions, by the end of April.

Our line of credit contains certain restrictive financial covenants, such as a minimum leverage ratio (65%), a minimum fixed charge coverage ratio (1.5 to 1.0), and a minimum unencumbered leverage ratio (60%). At the date of this filing we were in compliance with all of these covenants. Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. If current financial market conditions persist and our business continues to deteriorate, we may breach one or more of our financial covenants.

If we are unable to repay our line of credit, and we breach one or more of these financial covenants, we would be in default, which could allow the lenders to demand payment of all amounts outstanding under our line of credit. Additionally, a demand for payment following a financial covenant default by our lenders constitutes an event of default under the indentures governing our senior notes, which in turn, could accelerate our obligation to repay the amounts outstanding under our senior notes. While we believe that we will successfully close our new secured term loan, as discussed above, we have several other alternatives available to ensure continued compliance with our financial covenants or repay our line of credit, including identifying other sources of debt or equity financing, selling unencumbered hotels and/or implementing additional cost cutting measures. Of course, we can provide no assurance that we will be able to close our new secured term loan, identify additional sources of debt or equity financing or sell hotels on terms that are favorable or otherwise acceptable to us.

          Under the terms of the indenture governing one series of our outstanding senior notes, we are prohibited from repurchasing any of our capital stock, whether common or preferred, subject to certain exceptions, if our debt-to-EBITDA ratio, as defined in the indenture, exceeds 4.85 to 1, which it does at the date of this filing.

          If actual operating results are below our current expectations or if interest rates increase significantly more than we expect, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior notes. In such an event, we may be prohibited from incurring additional indebtedness, except to draw on our line of credit, or repay or refinance maturing debt with debt of similar priority in the capital structure, and may be prohibited from, among other things, paying distributions on our preferred or common stock, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income.

          Certain of our subsidiaries have been formed as special purpose entities, or SPEs. These SPEs have incurred mortgage debt secured by the assets of those SPEs, which is non-recourse to us. However, a violation of any of the SPE-related covenants could cause this debt to become fully recourse to us. None of the SPE-related covenants are financial related covenants.

          Our failure to timely satisfy any judgment of $10 million or more with respect to recourse indebtedness, could result in the acceleration of all our unsecured recourse indebtedness (including our senior notes). We may not be able to refinance or repay our debt in full under those circumstances.

We depend on external sources of capital for future growth, and we may be unable to access capital when necessary.

          Unlike conventionally taxed corporations, our ability to reduce our debt and finance our growth must largely be funded by external sources of capital because we are required to distribute to our stockholders at least 90% of our taxable income (other than net capital gains) in order to qualify as a REIT, including taxable income we recognize for federal income tax purposes but with regard to which we do not receive corresponding cash. Our ability to access the external capital we require could be hampered by a number of factors, many of which are outside our control, including declining general market conditions, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, excessive cash distributions or decreases in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which among other things, restrict our incurrence of debt and the payment of distributions under certain conditions. The effect of any of these factors, individually or in combination, could prevent us from obtaining the external capital we require on terms that are acceptable to us, or at all, and the failure to obtain necessary capital could have a material adverse effect on our ability to finance our future growth and reduce our debt.

We have substantial financial leverage.

At December 31, 2008, our consolidated debt of $1.6 billion represented approximately 70% of our total enterprise value. Declines in revenues and cash flow may adversely affect our public debt ratings, and may limit our access to additional debt. Our senior notes currently are rated B1 by Moody’s Investors Service, and B+ by

Standard & Poor’s, and are considered below investment grade. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

Our financial leverage could have important consequences. For example, it could:

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;
•	limit our ability to refinance existing debt;
•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing;
•	increase our vulnerability to adverse economic and industry conditions, and to interest rate fluctuations;
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

          Although most of our hotel mortgage debt is recourse solely to the specific assets securing the debt, in certain cases, including fraud, misapplication of funds and other customary recourse carve-out provisions, the debt may become full recourse to us.

Our debt agreements will allow us to incur additional debt that, if incurred, could exacerbate the other risks described herein.

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

We have substantial variable rate debt.

          At December 31, 2008, approximately 49% of our consolidated outstanding debt had variable interest rates. If variable interest rates were to increase significantly, they could have a material adverse impact on our earnings and financial condition.

We are subject to the risks of real estate ownership, which could increase our costs of operations.

General Risks. Our investment in hotels is subject to the numerous risks generally associated with owning real estate, including among others:

•	adverse changes in general or local economic or real estate market conditions;
•	the ability to refinance debt on favorable terms at maturity;
•	changes in zoning laws;
•	increases in lodging supply or competition;
•	decreases in demand;
•	changes in traffic patterns and neighborhood characteristics;
•	increases in assessed property taxes from changes in valuation or real estate tax rates;
•	increases in the cost of our property insurance;
•	the potential for uninsured or underinsured property losses;
•	costly governmental regulations and fiscal policies;
•	changes in tax laws;
•	our ability to acquire hotel properties at prices consistent with our investment criteria;
•	our ability to fund capital expenditures at our hotels to maintain or enhance their competitive position; and
•	other circumstances beyond our control.

Moreover, real estate investments are relatively illiquid, and we may not be able to adjust our portfolio in a timely manner to respond to changes in economic and other conditions.

Compliance with environmental laws may adversely affect our financial condition. Owners of real estate are subject to numerous federal, state, local and foreign environmental laws and regulations. Under these laws and regulations, a current or former owner of real estate may be liable for the costs of remediating hazardous substances found on its property, whether or not they were responsible for its presence. In addition, if an owner of real property arranges for the disposal of hazardous substances at another site, it may also be liable for the costs of remediating the disposal site, even if it did not own or operate the disposal site. Such liability may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. A property owner may also be liable to third parties for personal injuries or property damage sustained as a result of its release of hazardous or toxic substances, including asbestos-containing materials, into the environment. Environmental laws and regulations may require us to incur substantial expenses and limit the use of our properties. We could have substantial liability for a failure to comply with applicable environmental laws and regulations, which may be enforced by the government or, in certain instances, by private parties. The existence of hazardous substances on a property can also adversely affect the value of, and the owner’s ability to use, sell or borrow against, the property.

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

Compliance with the Americans with Disabilities Act may adversely affect our financial condition. Under the Americans with Disabilities Act of 1990, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We believe that our hotels substantially comply with the requirements of the Americans with Disabilities Act and other applicable laws. However, a determination that our hotels are not in compliance with these laws could result in liability for both governmental fines and payments to private parties. If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the Americans with Disabilities Act and other similar laws, it could adversely affect our ability to make distributions to our stockholders and to satisfy our other obligations.

In June 2008, the Department of Justice proposed a substantial number of changes to the Accessibility Guidelines under the Americans with Disabilities Act. In January 2009, President Obama suspended final publication and implementation of these regulations, pending a comprehensive review by his administration. If implemented as proposed, the new guidelines would require costly measures on our part to become fully compliant.

Lodging industry-related risks may adversely affect our business.

We are subject to the risks inherent to hotel operations. We have ownership interests in the operating lessees of our hotels; consequently, we are subject to the risk of fluctuating hotel operating expenses at our hotels, including, but not limited to:

•	wage and benefit costs, including hotels that employ unionized labor;
•	repair and maintenance expenses;
•	gas and electricity costs;
•	insurance costs, including health, general liability and workers compensation; and
•	other operating expenses.

In addition, we are subject to the risks of a decline in Hotel EBITDA margins, which occur when hotel operating expenses increase disproportionately to revenues or fail to shrink at least as fast as revenues decline. These operating expenses and Hotel EBITDA margins are within the control of our independent managers over whom we have limited control.

Investing in hotel assets involves special risks. We have invested in hotel-related assets, and our hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, and generally include:

•	adverse effects of declines in general and local economic activity;
•	competition from other hotels;
•	construction of more hotel rooms in a particular area than needed to meet demand;
•	any further increases in energy costs and other travel expenses;
•	other events, such as terrorist acts or war that reduce business and leisure travel;
•	fluctuations in our revenue caused by the seasonal nature of the hotel industry;
•	an outbreak of a pandemic disease affecting the travel industry;
•	a downturn in the hotel industry; and
•	risks generally associated with the ownership of hotels and real estate, as discussed herein.

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

We face reduced coverages and increased costs of insurance. Our property insurance has a $100,000 all risk deductible, a deductible of 5% of insured value for named windstorm coverage and a deductible ranging from 2% to 5% of insured value for California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 60 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

          We could have property losses not covered by insurance. Our property policies provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached, and each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or catastrophic terrorist acts. There are risks such as war, catastrophic terrorist acts, nuclear, biological, chemical, or radiological attacks, and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against.

          We may also encounter disputes concerning whether an insurance provider will pay a particular claim that we believe is covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

            We obtain terrorism insurance to the extent required by lenders as a part of our all-risk property insurance program, as well as our general liability and directors’ and officers’ coverages. However, our all-risk policies have limitations such as per occurrence limits and sub-limits which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act, or TRIA, for “certified” acts of terrorism - namely those which are committed on behalf of non-United States persons or interests. Furthermore, we do not have full replacement coverage at all of our properties for acts of terrorism committed on behalf of United States persons or interests (“non-certified” events) as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While TRIA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. As a result of the above, there remains uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions. At December 31, 2008, approximately 50% of our hotel rooms were located in, and 49% of our 2008 Hotel EBITDA was generated from, three states: California, Florida and Texas. Additionally, at December 31, 2008, we had concentrations in six major metropolitan areas, South Florida, Atlanta, the Los Angeles area, the San Francisco Bay area, Orlando and Dallas, which together represented approximately 34% of our Hotel EBITDA for the year ended December 31, 2008. Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas may have a greater adverse effect on us than on the industry as a whole.

          The termination of management agreements relating to two hotels may result in liquidated damages. In 2008, we identified two Holiday Inn hotels in Florida operating under management agreements with IHG as candidates to be sold.  These hotels were originally designated for redevelopment with condominiums, but market conditions in Florida no longer make these condominium projects feasible. We also determined that the major capital expenditures necessary to retain the Holiday Inn flags at these hotels were not in the best interests of our stockholders, given the shortened hold period for these hotels.  We have agreed with IHG that the management agreements for one hotel will be terminated June 30, 2009, and the other hotel will be terminated December 31, 2009.  Following termination (or earlier sale) of each hotel, we will be required to pay replacement management fees for up to one year and liquidated damages (net of any replacement management fees previously paid) at the end of that year;  or reinvest in another hotel to be managed by IHG and carrying an IHG brand.  Given the current state of the economy and the market for hotel acquisitions, sale of either hotel or substitution of a replacement hotel appears unlikely prior to the relevant dates, and we will likely have to pay IHG at least some portion of replacement management fees and/or liquidated damages. Liquidated damages are computed based on operating results of a hotel prior to termination, and we expect that the aggregate liability related to these hotels, if paid, could be approximately $11 million.  We have accrued the full amount of liquidated damages in 2008.

We are subject to possible adverse effects of management, franchise and license agreement requirements. All of our hotels are operated under existing management, franchise or license agreements with nationally recognized hotel companies. Each agreement requires that the licensed hotel be maintained and operated in accordance with specific standards and restrictions in order to maintain uniformity within the brand. Compliance with these standards, and changes in these standards, could require us to incur significant expenses or capital expenditures, which could adversely affect our results of operations and ability to pay dividends to our stockholders and service on our indebtedness.

We are subject to the risks of brand concentration. We are subject to the potential risks associated with the concentration of our hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with the brand could adversely affect hotels operated under that brand.

The following table reflects the percentage of Hotel EBITDA from our 85 Consolidated Hotels at December 31, 2008 by brand:

	Hotels	% of 2008 Hotel EBITDA(a)
Embassy Suites Hotels	47	55%
Holiday Inn	17	19
Sheraton and Westin	9	12
Doubletree	7	7
Renaissance and Hotel 480(b)	3	5
Hilton	2	2

(a)

Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.

(b)	On April 1, 2009, Hotel 480 will begin operating as a Marriott hotel.

          If any of these brands suffer a significant decline in popularity with the traveling public, the revenues and profitability of our branded hotels could be adversely affected.

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

Future terrorist activities may adversely affect, and create uncertainty in, our business.

Terrorism in the United States or elsewhere could have an adverse effect on our business, although the degree of impact will depend on a number of factors, including the U.S. and global economies and global financial markets. Previous terrorist attacks in the United States and subsequent terrorism alerts have adversely affected the travel and hospitality industries over the past several years. Such attacks, or the threat of such attacks, could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties, and/or our results of operations and financial condition, as a whole.

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

The federal income tax laws governing REITs are subject to change. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. These new laws, interpretations, or court decisions may change the federal income tax laws relating to, or the federal income tax consequences of, qualification as a REIT. Any of these new laws or interpretations may take effect retroactively and could adversely affect us, or you as a stockholder.

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

Complying with REIT requirements may cause us to forego attractive opportunities that could otherwise generate strong risk-adjusted returns and instead pursue less attractive opportunities, or none at all.

To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of generating strong risk-adjusted returns on invested capital for our stockholders.

Complying with REIT requirements may force us to liquidate otherwise attractive investments, which could result in an overall loss on our investments.

To continue to qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. If we fail to comply with these requirements at the end of any calendar quarter, we may be able to preserve our REIT status by benefiting from certain statutory relief provisions. Except with respect to a de minimis failure of the 5% asset test or the 10% vote or value test, we can maintain our REIT status only if the failure was due to reasonable cause and not to willful neglect. In that case, we will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, and we will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate (currently 35%) multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

We own, and may acquire, interests in hotel joint ventures with third parties that expose us to some risk of additional liabilities or capital requirements.

We own, through our subsidiaries, interests in several real estate joint ventures with third parties. Joint ventures that are not consolidated into our financial statements owned a total of 17 hotels, in which we had an aggregate investment of $95 million, at December 31, 2008. The operations of 13 of these hotels are included in our consolidated results of operations due to our majority ownership of the lessees of these hotels. Our joint venture partners are affiliates of Hilton with respect to 11 hotels, affiliates of Starwood with respect to one hotel, and private entities or individuals (all of whom are unaffiliated with us) with respect to five hotels. The ventures and hotels were subject to non-recourse mortgage loans aggregating $224 million at December 31, 2008.

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

Our subsidiaries may be contractually or legally unable to unilaterally control decisions regarding these ventures and their hotels. In addition, the hotels in a joint venture may perform at levels below expectations, resulting in potential insolvency unless the joint venturers provide additional funds. In some ventures, the joint venturers may elect not to make additional capital contributions. We may be faced with the choice of losing our investment in a venture or investing additional capital in it with no guaranty of receiving a return on that investment.

Our directors may have interests that may conflict with our interests.

A director who has a conflict of interest with respect to an issue presented to our board will have no inherent legal obligation to abstain from voting upon that issue. We do not have provisions in our bylaws or charter that require an interested director to abstain from voting upon an issue, and we do not expect to add provisions in our charter and bylaws to this effect. Although each director has a duty of loyalty to us, there is a risk that, should an interested director vote upon an issue in which a director or one of his or her affiliates has an interest, his or her vote may reflect a bias that could be contrary to our best interests. In addition, even if an interested director abstains from voting, that director’s participation in the meeting and discussion of an issue in which they have, or companies with which he or she is associated have, an interest could influence the votes of other directors regarding the issue.

Departure of key personnel would deprive us of the institutional knowledge, expertise and leadership they provide.

Our executive management team includes our President and Chief Executive Officer and four Executive Vice Presidents. The persons in these positions generally possess institutional knowledge about our organization and the hospitality or real estate industries, have significant expertise in their fields, and possess leadership skills that are important to our operations. The loss of any of our executive officers could adversely affect our ability to execute our business strategy.

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

Some provisions in our charter and bylaws and Maryland law make a takeover more difficult.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of 20 million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. As of December 31, 2008, we had outstanding 12,880,475 shares of our Series A preferred stock and 67,980 shares, represented by 6,798,000 depositary shares, of our Series C preferred stock.

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

          We own a diversified portfolio of nationally branded, upscale hotels managed and branded by Hilton, IHG, Starwood and Marriott. We consider our hotels, generally, to be high quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. The hotels generally feature comfortable, modern guest rooms, meeting and convention facilities and full-service restaurant and catering facilities. Our Consolidated Hotels are located in the United States (83 hotels in 23 states) and Canada (two hotels in Ontario), and are situated primarily in major markets near suburban, downtown, airport or resort areas. The following tables illustrate the distribution of our 85 Consolidated Hotels at December 31, 2008.

Top Markets	Hotels	Rooms	% of Total Rooms	% of 2008 Hotel EBITDA(a)
South Florida	5	1,439	6	7
San Francisco area	6	2,141	9	6
Atlanta	5	1,462	6	6
Los Angeles area	4	899	4	6
Orlando	5	1,690	7	5
Dallas	4	1,333	5	4
Philadelphia	2	729	3	4
Northern New Jersey	3	756	3	4
Minneapolis	3	736	3	4
San Diego	1	600	2	4
Phoenix	3	798	3	3
San Antonio	3	874	3	3
Chicago	3	795	3	3
Boston	2	532	2	3
Washington, D.C.	1	443	2	2

Location
Suburban	35	8,781	35	34
Urban	20	6,361	25	26
Airport	18	5,788	24	24
Resort	12	4,079	16	16

(a)

Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.

We are committed to maintaining the high standards of our hotels. Our hotels have an average of 294 rooms, with six hotels having 500 or more rooms. Although obsolescence arising from age and condition of facilities can adversely affect our hotels, we spent approximately $450 million on capital expenditures over a 30 month period commencing in 2006 to upgrade and renovate all of our hotels to enhance or maintain their competitive position. During 2008, our pro rata share of capital expenditures spent on consolidated and unconsolidated hotels, including renovations and redevelopment projects, was $156.2 million. We also spent 6.5% of our consolidated room revenue on maintenance and repair expense.

Hotel Brands

          Part of our business strategy is to have our hotels managed by some of the nation’s most recognized and respected hotel brand owners. The following table illustrates the distribution of our Consolidated Hotels among our brands at December 31, 2008.

Brand Distribution

Brand	Hotels	Rooms	% of Total Rooms	% of 2008 Hotel EBITDA(a)
Embassy Suites Hotels	47	12,132	49	55
Holiday Inn	17	6,306	25	19
Sheraton and Westin	9	3,217	13	12
Doubletree	7	1,471	6	7
Renaissance and Hotel 480(b)	3	1,324	5	5
Hilton	2	559	2	2

(a)

Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.

(b)	On April 1, 2009, Hotel 480 is scheduled to be rebranded as a Marriott.

Hotel Operating Statistics

          The following tables set forth average historical Occupancy (occupied rooms), ADR and RevPAR for the years ended December 31, 2008 and 2007, and the percentage changes therein for the periods presented for our Consolidated Hotels.

Operating Statistics by Brand

	Occupancy (%)
	Year Ended December 31,
	2008	2007	%Variance
Embassy Suites Hotels	72.9	71.7	1.7
Holiday Inn	71.8	69.1	4.0
Sheraton and Westin	65.8	68.1	(3.3)
Doubletree	73.5	71.7	2.5
Renaissance and Hotel 480(a)	62.7	71.6	(12.3)
Hilton	60.6	60.2	0.7

Total hotels	70.9	70.3	0.9

	ADR ($)
	Year Ended December 31,
	2008	2007	%Variance
Embassy Suites Hotels	143.54	143.10	0.3
Holiday Inn	120.18	117.59	2.2
Sheraton and Westin	124.61	126.77	(1.7)
Doubletree	141.62	143.11	(1.0)
Renaissance and Hotel 480(a)	173.98	175.21	(0.7)
Hilton	126.12	127.75	(1.3)

Total hotels	136.32	136.17	0.1

	RevPAR ($)
	Year Ended December 31,
	2008	2007	%Variance
Embassy Suites Hotels	104.57	102.54	2.0
Holiday Inn	86.34	81.22	6.3
Sheraton and Westin	82.05	86.33	(5.0)
Doubletree	104.03	102.55	1.4
Renaissance and Hotel 480(a)	109.17	125.37	(12.9)
Hilton	76.38	76.86	(0.6)

Total hotels	96.67	95.71	1.0

(a)

Decreases in occupancy, ADR and RevPAR principally relate to renovation-related disruption at Hotel 480. For comparison purposes only, we have included historical room statistics for two hotels acquired in December 2007 for periods prior to our ownership.

Operating Statistics for Our Top Markets

	Occupancy (%)
	Year Ended December 31,
	2008	2007	%Variance
South Florida	76.9	73.2	5.1
San Francisco area	74.5	76.6	(2.6)
Atlanta	72.4	73.2	(1.1)
Los Angeles area	74.5	74.5	-
Orlando	76.2	76.8	(0.7)
Dallas	65.9	65.0	1.3
Philadelphia	72.9	68.9	5.8
Northern New Jersey	71.1	72.0	(1.2)
Minneapolis	70.6	74.8	(5.7)
San Diego	78.5	74.5	5.4
Phoenix	62.6	67.3	(7.1)
San Antonio	78.1	73.7	6.0
Chicago	71.9	71.5	0.5
Boston	79.2	68.6	15.4
Washington, D.C.	57.8	65.7	(11.9)
	ADR ($)
	Year Ended December 31,
	2008	2007	%Variance
South Florida	148.82	151.23	(1.6)
San Francisco area	143.36	141.59	1.2
Atlanta	120.93	122.66	(1.4)
Los Angeles area	157.20	158.71	(1.0)
Orlando	106.46	105.62	0.8
Dallas	124.48	123.83	0.5
Philadelphia	151.60	138.88	9.2
Northern New Jersey	162.37	157.02	3.4
Minneapolis	144.82	144.24	0.4
San Diego	157.47	154.92	1.6
Phoenix	147.42	146.03	1.0
San Antonio	112.90	109.66	3.0
Chicago	126.75	131.68	(3.7)
Boston	154.30	158.52	(2.7)
Washington, D.C.	154.37	164.66	(6.2)
	RevPAR ($)
	Year Ended December 31,
	2008	2007	%Variance
South Florida	114.42	110.67	3.4
San Francisco area	106.87	108.42	(1.4)
Atlanta	87.60	89.85	(2.5)
Los Angeles area	117.10	118.26	(1.0)
Orlando	81.16	81.11	0.1
Dallas	81.99	80.47	1.9
Philadelphia	110.55	95.68	15.5
Northern New Jersey	115.49	113.07	2.1
Minneapolis	102.21	107.91	(5.3)
San Diego	123.64	115.36	7.2
Phoenix	92.23	98.32	(6.2)
San Antonio	88.21	80.84	9.1
Chicago	91.11	94.18	(3.3)
Boston	122.15	108.72	12.4
Washington, D.C.	89.24	108.10	(17.4)

Embassy Suites Hotels

Embassy Suites Hotels is the nation’s largest brand of upscale, all-suite hotels with more total suites than any of its competitors. Created in 1983, Embassy Suites Hotels was a pioneer in the all-suite concept and today is a market share leader with more than 190 hotels in the United States, Canada and Latin America. Embassy Suites Hotels, part of the Hilton family of hotels, maintains a commanding presence in this segment in terms of system size, geographic distribution, brand-name recognition and operating performance. As part of the Hilton family, the hotels enjoy the advantages of the Hilton HHonors frequent guest program. Each Embassy Suites Hotel features spacious two-room suites featuring a separate living area, private bedroom, a mini-kitchen and other convenient, value-added guest services and amenities.

Doubletree Hotels

Doubletree hotels are a growing collection of upscale accommodations in more than 150 gateway cities, metropolitan areas and vacation destinations throughout the United States, Canada and Latin America. As part of the Hilton family, in addition to the advantages of the award winning Hilton HHonors frequent guest program, these brands offer comfortable accommodations, meeting facilities, exceptional dining options, health and fitness facilities, state-of-the art technology, and other amenities and services to both business and leisure travelers.

Holiday Inn

The Holiday Inn brand is one of the most widely recognized lodging brands in the world, with nearly 1,400 properties worldwide. The brand offers today’s business and leisure travelers dependability, friendly service and modern, attractive facilities at an excellent value. Holiday Inn is also a member of the award winning Priority Club frequent guest program. Holiday Inn guests enjoy amenities such as restaurants and room service, relaxing lounges, swimming pools and fitness centers, as well as 24-hour business services and meeting facilities.

Sheraton Hotels & Resorts

          With more than 400 hotels and resorts in approximately 70 countries, Sheraton Hotels & Resorts is the largest brand in the Starwood Hotels & Resorts Worldwide, Inc. system. Located in major cities and resort destinations, Sheraton hotels serve the needs of both business and leisure travelers. At all Sheraton hotels, guests find full-service dining facilities and room service, on-site fitness centers with a swimming pool, on-site business services, laundry/valet services and meeting facilities for groups of all sizes. Guestrooms include generous work desks and televisions with cable/satellite channels. Sheraton hotels are part of the Starwood Preferred Guest frequent traveler program.

Renaissance Hotels & Resorts

          Renaissance Hotels & Resorts is a distinctive and global quality-tier full-service brand that targets individual business and leisure travelers and group meetings seeking stylish and personalized environments. There are 143 Renaissance Hotels & Resorts with 75 United States locations and 68 international locations. Renaissance hotels participate in the Marriott Rewards frequent traveler program.

Other Hotels

As of December 31, 2008, four of our hotels were operated under other flags: Hilton (two hotels), Westin and Hotel 480. On April 1, 2009, Hotel 480 is scheduled to be rebranded as a Marriott.

Hotel Portfolio

The following table sets forth certain descriptive information regarding the 89 hotels in which we held ownership interests at December 31, 2008:

	State	Rooms	% Owned (a)	Brand
Consolidated Hotels
Birmingham(b)	AL	242		Embassy Suites Hotel
Phoenix – Biltmore(b)	AZ	232		Embassy Suites Hotel
Phoenix – Crescent(b)	AZ	342		Sheraton
Phoenix – Tempe(b)	AZ	224		Embassy Suites Hotel
Anaheim – North(b)	CA	222		Embassy Suites Hotel
Dana Point – Doheny Beach	CA	196		Doubletree Guest Suites
Indian Wells – Esmeralda Resort & Spa(b)	CA	560		Renaissance Resort
Los Angeles – International Airport –South	CA	349	97%	Embassy Suites Hotel
Milpitas – Silicon Valley(b)	CA	266		Embassy Suites Hotel
Napa Valley(b)	CA	205		Embassy Suites Hotel
Oxnard – Mandalay Beach – Hotel & Resort	CA	248		Embassy Suites Hotel
San Diego – On the Bay	CA	600		Holiday Inn
San Francisco – Airport/Burlingame	CA	340		Embassy Suites Hotel
San Francisco – Airport/South San Francisco (b)	CA	312		Embassy Suites Hotel
San Francisco – Fisherman’s Wharf	CA	585		Holiday Inn
San Francisco – Hotel 480	CA	403		Independent(c)
San Rafael – Marin County(b)	CA	235	50%	Embassy Suites Hotel
Santa Barbara – Goleta	CA	160		Holiday Inn
Santa Monica Beach – at the Pier	CA	132		Holiday Inn
Wilmington(b)	DE	244	90%	Doubletree
Boca Raton(b)	FL	263		Embassy Suites Hotel
Cocoa Beach – Oceanfront	FL	500		Holiday Inn
Deerfield Beach –Resort & Spa(b)	FL	244		Embassy Suites Hotel
Ft. Lauderdale – 17th Street(b)	FL	361		Embassy Suites Hotel
Ft. Lauderdale – Cypress Creek(b)	FL	253		Sheraton Suites
Jacksonville – Baymeadows(b)	FL	277		Embassy Suites Hotel
Miami – International Airport(b)	FL	318		Embassy Suites Hotel
Orlando – International Airport(b)	FL	288		Holiday Inn
Orlando – International Drive Resort	FL	652		Holiday Inn
Orlando – International Drive South/Convention(b)	FL	244		Embassy Suites Hotel
Orlando– North	FL	277		Embassy Suites Hotel
Orlando – Walt Disney World Resort	FL	229		Doubletree Guest Suites
St. Petersburg – Vinoy Resort & Golf Club(b)	FL	361		Renaissance Resort
Tampa – Tampa Bay(b)	FL	203		Doubletree Guest Suites
Atlanta – Airport(b)	GA	232		Embassy Suites Hotel
Atlanta – Buckhead(b)	GA	316		Embassy Suites Hotel
Atlanta – Galleria(b)	GA	278		Sheraton Suites
Atlanta – Gateway – Atlanta Airport	GA	395		Sheraton
Atlanta – Perimeter Center(b)	GA	241	50%	Embassy Suites Hotel
Chicago – Lombard/Oak Brook(b)	IL	262	50%	Embassy Suites Hotel
Chicago – North Shore/Deerfield (Northbrook) (b)	IL	237		Embassy Suites Hotel
Chicago – Gateway – O’Hare(b)	IL	296		Sheraton Suites
Indianapolis – North(b)	IN	221	75%	Embassy Suites Hotel
Kansas City – Overland Park(b)	KS	199	50%	Embassy Suites Hotel
Lexington – Lexington Green(b)	KY	174		Hilton Suites

Hotel Portfolio Listing (continued)

	State	Rooms	% Owned(a)	Brand
Baton Rouge(b)	LA	223		Embassy Suites Hotel
New Orleans – Convention Center(b)	LA	370		Embassy Suites Hotel
New Orleans – French Quarter	LA	374		Holiday Inn
Boston – at Beacon Hill	MA	303		Holiday Inn
Boston – Marlborough(b)	MA	229		Embassy Suites Hotel
Baltimore – at BWI Airport(b)	MD	251	90%	Embassy Suites Hotel
Bloomington(b)	MN	218		Embassy Suites Hotel
Minneapolis – Airport(b)	MN	310		Embassy Suites Hotel
St. Paul – Downtown(b)	MN	208		Embassy Suites Hotel
Kansas City – Plaza	MO	266	50%	Embassy Suites Hotel
Charlotte(b)	NC	274	50%	Embassy Suites Hotel
Charlotte – SouthPark	NC	208		Doubletree Guest Suites
Raleigh/Durham(b)	NC	203		Doubletree Guest Suites
Raleigh – Crabtree(b)	NC	225	50%	Embassy Suites Hotel
Parsippany(b)	NJ	274	50%	Embassy Suites Hotel
Piscataway – Somerset(b)	NJ	221		Embassy Suites Hotel
Secaucus – Meadowlands(b)	NJ	261	50%	Embassy Suites Hotel
Philadelphia – Historic District	PA	364		Holiday Inn
Philadelphia – Society Hill(b)	PA	365		Sheraton
Pittsburgh – at University Center (Oakland)	PA	251		Holiday Inn
Charleston – Mills House(b)	SC	214		Holiday Inn
Myrtle Beach – Oceanfront Resort	SC	255		Embassy Suites Hotel
Myrtle Beach Resort	SC	385		Hilton
Nashville – Airport – Opryland Area	TN	296		Embassy Suites Hotel
Nashville – Opryland – Airport (Briley Parkway)	TN	383		Holiday Inn
Austin(b)	TX	188	90%	Doubletree Guest Suites
Austin – Central(b)	TX	260	50%	Embassy Suites Hotel
Corpus Christi(b)	TX	150		Embassy Suites Hotel
Dallas – DFW International Airport South(b)	TX	305		Embassy Suites Hotel
Dallas – Love Field(b)	TX	248		Embassy Suites Hotel
Dallas – Market Center	TX	244		Embassy Suites Hotel
Dallas – Park Central	TX	536	60%	Westin
Houston – Medical Center	TX	287		Holiday Inn
San Antonio – International Airport(b)	TX	261	50%	Embassy Suites Hotel
San Antonio – International Airport(b)	TX	397		Holiday Inn
San Antonio – NW I-10(b)	TX	216	50%	Embassy Suites Hotel
Burlington Hotel & Conference Center(b)	VT	309		Sheraton
Vienna – Premiere at Tysons Corner(b)	VA	443	50%	Sheraton

Canada
Toronto – Airport	Ontario	446		Holiday Inn
Toronto – Yorkdale	Ontario	370		Holiday Inn

Unconsolidated Operations
Hays – Convention Center(b)(d)	KS	191	50%	Ramada
Salina(b)	KS	192	50%	Holiday Inn
Salina – I-70(b)	KS	93	50%	Holiday Inn Express
New Orleans – French Quarter – Chateau LeMoyne(b)	LA	171	50%	Holiday Inn

(a)	We own 100% of the real estate interests unless otherwise noted.
(b)	This hotel was encumbered by mortgage debt or a capital lease obligation at December 31, 2008.
(c)	On April 1, 2009, Hotel 480 is scheduled to be rebranded as a Marriott.
(d)	This hotel was sold in January 2009.

Management Agreements

At December 31, 2008, of our 85 Consolidated Hotels, (i) Hilton subsidiaries managed 54 hotels, (ii) IHG subsidiaries managed 17 hotels, (iii) Starwood subsidiaries managed nine hotels, (iv) Marriott subsidiaries managed three hotels, and (v) independent management companies managed two hotels.

The management agreements governing the operation of 37 of our Consolidated Hotels contain the right and license to operate the hotels under the specified brands. No separate franchise agreements or payment of separate franchise fees are required for the operation of these 37 hotels. These hotels are managed by (i) IHG under the Holiday Inn brand, (ii) Starwood under the Sheraton and Westin brands, (iii) Hilton under the Doubletree and Hilton (this applies to our Hilton Myrtle Beach; our Hilton Suites Lexington has separate franchise fees) brands and (iv) Marriott under the Renaissance brand and, as of April 2009, the Marriott brand.

Management Fees.

The minimum base management fees under our management agreements for our Consolidated Hotels are generally as follows:

Brand	Hotels (#)	Fee
Hilton Managed Hotels
Embassy Suites Hotels	45	2% of total revenue
Doubletree	7	2% - 3% of total revenue
Hilton	2	2% - 2.75% of total revenue

IHG Managed Hotels
Holiday Inn	17	2% of total revenue plus 5% of room revenue

The IHG management agreements generally require payment of an incentive management fee on a hotel by hotel basis measured as a percentage of hotel net operating income, as defined in the agreements. These incentive management fees for each hotel are subordinated to an 8.5% return on our investment basis in the hotel and limited to 2.5% of the hotel’s revenues.

Starwood Managed Hotels
Sheraton	8	2% of total revenue
Westin	1	2% of total revenue

Marriott Managed Hotels
Renaissance	2	3% of total revenue
Hotel 480	1	3% of total revenue

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

Other Managers	2	2% of total revenue

The management agreements with Hilton, Starwood and other managers generally provide for an incentive management fee based on a percentage of the hotel’s net income before overhead up to an additional 2% of revenues, on a hotel by hotel basis, or, an incentive management fee measured as a percentage of cash flow, subordinated to a 12% return on our investment basis in the hotel, subject to the same 2% of revenues maximum.

The management fees we paid with respect to hotels during each of the past three years are as follows (in thousands):

	Management Fees Paid During Year Ended December 31,
Manager	2008	2007	2006
Hilton	$12,938	$11,491	$10,527
IHG	17,489	17,512	15,928
Starwood	4,452	5,783	6,956
Marriott	3,175	66	-
Other	356	345	339
Total	$38,410	$35,197	$33,750

Term and Termination. The management agreements with IHG terminate in 2009 for 2 hotels, 2025 for 14 hotels and 2018 for one hotel. The management agreements with Marriott terminate in 2025 for our Renaissance hotels and 2029 for our San Francisco hotel, and these agreements may be extended to 2055 and 2039, respectively, at Marriott’s option. The management agreements with our other managers generally have initial terms of between 5 and 20 years, and the agreements are generally renewable beyond the initial term only upon the mutual written agreement of the parties. The management agreements covering our hotels expire, subject to any renewal rights, as follows:

	Number of Management Agreements Expiring in
Brand	2009	2010	2011	2012	2013	Thereafter
Embassy Suites	7	5	18	12	3	2
Sheraton – Westin	0	0	0	0	0	9
Doubletree	0	0	3	2	1	1
Holiday Inn	2	0	0	0	0	15
Renaissance – Marriott	0	0	0	0	0	3
Other	0	0	1	0	0	1
Total	9	5	22	14	4	31

The management agreements are generally terminable upon the occurrence of standard events of default or if the hotel subject to the agreement fails to meet certain financial expectations. Upon termination by either party for any reason, we generally will pay all amounts due and owing under the management agreement through the effective date of termination. If an agreement is terminated as a result of a default by us, we may also be liable for damages suffered by the manager. Under the IHG management agreements, we may be required to pay IHG a monthly replacement management fee equal to the existing fee structure for up to one year and, thereafter, liquidated damages or reinvest the sale proceeds into another hotel to be branded under an IHG brand. In addition, if we breach the agreement, resulting in a default and its termination, or otherwise cause or suffer a termination for any reason other than an event of default by IHG, we may be liable for liquidated damages under the terms of the management agreement.

          In 2008, we identified two Holiday Inn hotels in Florida operating under management agreements with IHG as candidates to be sold.  These hotels were originally designated for redevelopment with condominiums, but market conditions in Florida no longer make these condominium projects feasible. We also determined that the major capital expenditures necessary to retain the Holiday Inn flags at these hotels were not in the best interests of our stockholders, given the shortened hold period for these hotels.  We have agreed with IHG that the management agreements for one hotel will be terminated June 30, 2009, and the other hotel will be terminated December 31, 2009.  Following termination (or earlier sale) of each hotel, we will be required to pay replacement management fees for up to one year and liquidated damages (net of any replacement management fees previously paid) at the end of that year;  or reinvest in another hotel to be managed by IHG and carrying an IHG brand.  Given the current state of the economy and the market for hotel acquisitions, sale of either hotel or substitution of a replacement hotel appears unlikely prior to the relevant dates, and we will likely have to pay IHG at least some portion of replacement management fees and/or liquidated damages. Liquidated damages are computed based on operating results of a hotel prior to termination, and we expect that the aggregate liability related to these hotels, if paid, could be approximately $11 million.  We have accrued the full amount of liquidated damages in 2008.

Assignment. Generally, neither party to a management agreement has the right to sell, assign or transfer the agreement to an unaffiliated third party without the prior written consent of the other party to the agreement, which consent shall not be unreasonably withheld. A change in control of FelCor will generally require each manager’s consent.

Franchise Agreements

          Forty-eight of our Consolidated Hotels operate under franchise or license agreements that are separate from our management agreements. Of these hotels, 47 are operated as Embassy Suites Hotels and one is operated as a Hilton Suites.

          The Embassy Suites Hotels franchise license agreements to which we are a party grant us the right to the use of the Embassy Suites Hotels name, system and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furnishings, furniture and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our Embassy Suites Hotels franchise license agreements provide for payment to the franchisor of a license fee or royalty of 4% to 5% of suite revenues. In addition, we pay approximately 3.5% to 4% of suite revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels. The license fees we paid with respect to our Consolidated Hotels, during each of the past three years are as follows (in thousands):

	License Fees Paid During Year Ended December 31,
Brand	2008	2007	2006
Embassy Suites Hotels	$18,569	$18,047	$17,183
Hilton Suites	299	263	304
Total	$18,868	$18,310	$17,487

Our typical Embassy Suites Hotels franchise license agreement provides for a term of 10 to 20 years, but for the 20 year agreements, we have a right to terminate the license for any particular hotel on the 10th or 15th anniversary of the agreement upon payment by us of an amount equal to the fees paid to the franchisor with respect to that hotel during the two preceding years. The agreements provide us with no renewal or extension rights. The agreements are not assignable by us, and a change in control of the franchisee will constitute a default on our part. In the event we breach one of these agreements, in addition to losing the right to use the Embassy Suites Hotels name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years. All franchise license agreements covering our hotels all expire after 2013.

Item 3.	Legal Proceedings

At December 31, 2008, there was no litigation pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or that are not considered to be material. Furthermore, most of these ordinary course of business claims are substantially covered by insurance. We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.

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

	High	Low	Dividends Declared Per Share
2008
First quarter	$15.69	$11.90	$0.35
Second quarter	15.87	10.39	0.35
Third quarter	10.67	6.27	0.15
Fourth quarter	7.12	0.66	-

2007
First quarter	$26.04	$20.59	$0.25
Second quarter	28.42	23.28	0.30
Third quarter	29.50	19.00	0.30
Fourth quarter	22.74	15.06	0.35

Stockholder Information

          At February16, 2009, we had approximately 240 holders of record of our common stock and approximately 38 holders of record of our Series A preferred stock (which is convertible into common stock). However, because many of the shares of our common stock and Series A preferred stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock and Series A preferred stock than record holders. At February 16, 2009, (other than FelCor) there were 36 holders of FelCor LP units. FelCor LP units are redeemable for cash, or, at our election, for shares of FelCor common stock.

          IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO OUR QUALIFICATION AS A REIT, OUR CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF ANY CLASS OR SERIES OF OUR CAPITAL STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING SHARES OF THAT CLASS OR SERIES.

Distribution Information

          In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (other than net capital gains). For the year ended December 31, 2008, 100% of our common distribution constituted ordinary dividend income. For the year ended December 31, 2007, approximately 28% of our common distribution constituted a return of capital and the remainder ordinary dividend income. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet REIT distribution requirements. In that event, we expect to borrow funds or sell assets for cash to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT for federal income tax purposes.

          Under terms of our senior notes indenture and line of credit facility, our ability to pay dividends and make other payments is limited based on our ability to satisfy certain financial requirements. Further discussion of these limitations is contained in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A.

Issuances of Unregistered Securities

During the fourth quarter of 2008, we issued an aggregate of 928,333 shares of our common stock, all of which were issued to holders of FelCor LP units, upon redemption of a like number of FelCor LP units. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act, since the redemption transactions did not involve a public offering.

Equity Compensation Plan Information

          The following table sets forth as of December 31, 2008, information concerning our equity compensation plans, including the number of shares issuable and available for issuances under our plans, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance

Equity compensation plans approved by security holders:
Stock Options	40,000	$18.05
Unvested Restricted Stock	1,345,354
Total	1,385,354		1,710,429

Item 6.	Selected Financial Data

           The following tables set forth selected financial data for us for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, that has been derived from our audited consolidated financial statements and the notes thereto. This data should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and notes thereto, appearing elsewhere in this Annual Report.

SELECTED FINANCIAL DATA

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:(a)
Total revenues	$1,129,776	$1,021,884	$991,038	$914,655	$842,612
Income (loss) from continuing operations(b)	(120,399)	55,693	8,565	(16,916)	(78,376)

Diluted earnings per share:
Net income (loss) from continuing operations applicable to common stockholders	$(2.57)	$0.27	$(0.50)	$(1.06)	$(1.92)

Other Data:
Cash distributions declared per common share(c)	$0.85	$1.20	$0.80	$0.15	$-
Funds From Operations(d)	(8,848)	135,919	93,451	(191,139)	(30,608)
EBITDA(d)	145,252	322,126	300,460	12,475	184,950
Cash flows provided by operating activities	153,163	137,337	147,700	111,482	33,281

Balance Sheet Data (at end of period):
Total assets	$2,512,269	$2,683,835	$2,583,249	$2,920,263	$3,318,191
Total debt, net of discount	1,551,686	1,475,607	1,369,153	1,675,280	1,767,122

__________

(a)	All years presented have been adjusted to reflect sold hotels as discontinued operations.

(b)	Included in income (loss) from continuing operations are the following amounts (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Impairment loss	$(107,963)	$-	$-	$-	$-
Impairment loss on unconsolidated hotels	(12,696)	-	-	-	-
Hurricane loss	(1,669)	-	-	(6,481)	(2,125)
Hurricane loss on unconsolidated hotels	(50)	-	-	-	-
Liquidated damages	(11,060)	-	-	-	-
Conversion costs	(507)	(491)	-	-	-
Severance costs	(944)	-	-	-	-
Charges related to debt extinguishment	-	-	(14,318)	(5,485)	(50,171)
Abandoned projects	-	(22)	(33)	(265)	-
Gain (loss) on sale of assets	-	-	(92)	469	-
Gain on sale of condominiums	-	18,622	-	-	-
Gain on involuntary conversion	3,095	-	-	-	-

(c)

We suspended payment of our quarterly common dividend in December 2008 in light of the deepening recession, the attendant impact on our industry and FelCor, and the severe contraction in the capital markets. We paid quarterly common dividends starting in the fourth quarter of 2005 through the third quarter of 2008. Prior to the fourth quarter of 2005, we had suspended paying quarterly common dividends in the aftermath of September 11, 2001. We have, however, continued to pay the full accrued dividends on our outstanding preferred stock.

(d)

A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

FFO has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Impairment loss, net of minority interests	$(107,963)	$-	$(15,547)	$(257,775)	$(38,289)
Impairment loss on unconsolidated hotels	(12,696)	-	-	-	-
Hurricane loss	(1,669)	-	-	(6,481)	(2,125)
Hurricane loss on unconsolidated hotels	(50)	-	-	-	-
Liquidated damages	(11,060)	-	-	-	-
Charges related to debt extinguishment, net of minority interests	-	(811)	(15,757)	(11,300)	(50,171)
Conversion costs	(507)	(491)	-	-	-
Severance costs, net of minority interests	(850)	-	-	-	-
Asset disposition costs	-	-	-	(1,300)	(4,900)
Abandoned projects	-	(22)	(112)	(265)	-
Issuance costs of redeemed preferred stock	-	-	-	(6,522)	-

EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Impairment loss, net of minority interests	$(107,963)	$-	$(15,547)	$(257,775)	$(38,289)
Impairment loss on unconsolidated hotels	(12,696)	-	-	-	-
Hurricane loss	(1,669)	-	-	(6,481)	(2,125)
Hurricane loss on unconsolidated hotels	(50)	-	-	-	-
Liquidated damages	(11,060)	-	-	-	-
Charges related to debt extinguishment, net of minority interests	-	(811)	(15,757)	(11,300)	(50,171)
Conversion costs	(507)	(491)	-	-	-
Severance costs, net of minority interests	(850)	-	-	-	-
Asset disposition costs	-	-	-	(1,300)	(4,900)
Abandoned projects	-	(22)	(112)	(265)	-
Issuance costs of redeemed preferred stock	-	-	-	(6,522)	-
Gain on involuntary conversion	3,095	-	-	-	-
Gain on sale of hotels, net of income tax and minority interests	1,193	27,330	40,650	12,124	19,422
Gain on sale of hotels in unconsolidated entities	-	10,993	-	-	-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

In 2008, the lodging industry saw the first nationwide decreases in RevPAR since 2002, which were the result of the onset of a profound global recession. We were able to outperform the industry by gaining market share and posting a 1.0% increase in RevPAR. Our performance was largely attributable to our $450 million hotel renovation program, which was substantially completed in 2008.

As lodging demand slowed in 2008, we worked closely with our brand-managers to cut operating costs in the lower RevPAR environment. Many of our hotels were able to reduce labor costs permanently, and all of our hotels trimmed non-critical functions. This enabled us to maintain EBITDA margins.

We entered 2009 in the midst of a recession. Our hotels are focused on maintaining market share, protecting ADR and preserving EBITDA margins, while we are focused on managing our balance sheet, including maturing debt and compliance with debt covenants. We have $132 million of non-recourse mortgage debt, in the aggregate, that matures in 2009.  Of this debt, a $117 million loan, secured by seven hotels, matures in April 2009.  At the time of this filing we have agreed in principle on the material terms to refinance this loan for five years with Prudential Mortgage Capital, one of the current lenders (with respect to which we have paid a non-refundable $300,000 portion of the origination fee) and are negotiating final documentation. We expect to close the refinancing prior to maturity, subject to documentation, due diligence and customary conditions.  We have a variety of financing alternatives in the unlikely event that we are unable to refinance this loan. We also have two other non-recourse mortgage loans aggregating $15 million, secured by two hotels, that mature in 2009; we expect to repay these loans through a combination of cash on hand and borrowings.

Our line of credit contains certain restrictive financial covenants, with which we were in compliance at the date of this filing. Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. If current financial market conditions persist and our business continues to deteriorate, we may breach one or more of our financial covenants.

We have agreed in principle on the material terms with the lead lender of a new $200 million term loan, which would be secured by first mortgages on eight currently unencumbered hotels and, assuming all extension options are exercised, will not mature until 2013. This loan would not be subject to any corporate financial covenants and would only be recourse to the borrower, a to-be-formed wholly-owned subsidiary. While we believe that we will successfully close our new secured term loan, as discussed above, we have several other alternatives available to ensure continued compliance with our financial covenants or repay our line of credit, including identifying other sources of debt or equity financing, selling unencumbered hotels and/or implementing additional cost cutting measures. Of course, we can provide no assurance that we will be able to close our new secured term loan, identify additional sources of debt or equity financing or sell hotels on terms that are favorable or otherwise acceptable to us.

In 2006, we embarked on a $450 million renovation program at our portfolio designed to improve the quality, returns on investment and competitive positions of these hotels. In 2008, we substantially completed these renovations. We believe that our renovated hotels will continue to perform better than the industry average for at least the first year following renovation.

          In 2007, we began the process of rebranding our property in San Francisco Union Square as a Marriott hotel. The comprehensive renovation includes guest rooms, guest baths, guest corridors, meeting space, food and beverage outlets, public areas and building exterior and will be completed by mid-2009. Marriott took over management of the hotel in December 2007, which is operating as Hotel 480 until it is reflagged as a Marriott hotel in April 2009.

We regularly review and evaluate our hotel portfolio and may from time to time identify additional hotels to sell based upon strategic considerations such as future supply growth, changes in demand dynamics, concentration risk, strategic fit, return on future capital needs and return on invested capital. We currently have five hotels identified for sale (we intend to hold these hotels as long as necessary to obtain satisfactory pricing) and may identify additional hotels for sale in the future. In 2008, we tested eight hotels that had been identified as sale candidates (of which three no longer are sale candidates and five hotels remain sale candidates) for impairment under the provisions of SFAS No. 144 using undiscounted estimated cash flows over a shortened estimated remaining hold period. Of the hotels tested, four failed the test under SFAS No. 144, which failure resulted in $53.8 million of impairment charges, during the nine months ended September 30, 2008, to write down these hotel assets to our then current estimate of fair market value before selling expenses. As a result of the short-term hold period and the deteriorating market conditions, we tested our five remaining sale candidate hotels for impairment in the fourth quarter of 2008, which resulted in an additional $15.7 million impairment charge on two hotels that failed this test.

Because of triggering events in 2008 related to changes in the capital markets, the drop in travel demand and the combined effect on our stock price, we tested all of our hotel assets to determine if further assessment for potential impairment was required for any of our hotels. We had one hotel with a short-term ground lease, in addition to the sale candidates noted above, fail this test. We determined that the book value of this hotel was not fully recoverable, and as such, recorded a $38.5 million impairment charge under SFAS No. 144.

          In 2008, we declared and paid common dividends of $0.85 per share in the aggregate. We suspended payment of our quarterly common dividend in December 2008 in light of the deepening recession, the attendant impact on our industry and FelCor, and the severe contraction in the capital markets. Our Board of Directors will determine the amount of future common and preferred dividends for each quarter, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.

Financial Comparison (in thousands, except RevPAR, Hotel EBITDA margin and percentage change)

	Year Ended December 31,
	2008	2007	% Change 2008-2007	2006	% Change 2007-2006
RevPAR	$96.67	$95.71	1.0%	$92.80	3.1%
Same-Store Hotel EBITDA(a)	315,957	308,113	2.5%	305,566	0.8%
Same-Store Hotel EBITDA margin(a)	28.0%	27.7%	1.1%	28.2%	(1.8)%
Income (loss) from continuing operations applicable to common stockholders(b)	(159,112)	16,980	(1,037.1)%	(30,148)	156.3%
Same-Store Funds From Operations (“FFO”)(a)(c)	(8,835)	112,185	(107.9)%	63,448	76.9%
Same-Store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(a)(d)	145,265	310,312	(53.2)%	277,344	11.9%

(a)

A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measures are found elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b)	The following amounts are included in income (loss) from continuing operations applicable to common stockholders (in thousands):

	Year Ended December 31,
	2008	2007	2006
Impairment loss	$(107,963)	$-	$-
Impairment loss on unconsolidated hotels	(12,696)	-	-
Hurricane loss	(1,669)	-	-
Hurricane loss on unconsolidated hotels	(50)	-	-
Liquidated damages	(11,060)	-	-
Conversion costs	(507)	(491)	-
Severance costs	(944)	-	-
Charges related to debt extinguishment	-	-	(14,318)
Abandoned projects	-	(22)	(33)
Gain (loss) on sale of assets	-	-	(92)
Gain on sale of condominiums	-	18,622	-
Gain on involuntary conversion	3,095	-	-

(c)	Same-Store FFO has not been adjusted for the following amounts included in net income (loss) (in thousands).

	Year Ended December 31,
	2008	2007	2006
Impairment loss, net of minority interests	$(107,963)	$-	$(15,547)
Impairment loss on unconsolidated hotels	(12,696)	-	-
Hurricane loss	(1,669)	-	-
Hurricane loss on unconsolidated hotels	(50)	-	-
Liquidated damages	(11,060)	-	-
Charges related to debt extinguishment, net of minority interests	-	(811)	(15,757)
Conversion costs	(507)	(491)	-
Severance costs, net of minority interests	(850)	-	-
Asset disposition costs	-	-	-
Abandoned projects	-	(22)	(112)

(d)	Same-Store EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands).

	Year Ended December 31,
	2008	2007	2006
Impairment loss, net of minority interests	$(107,963)	$-	$(15,547)
Impairment loss on unconsolidated hotels	(12,696)	-	-
Hurricane loss	(1,669)	-	-
Hurricane loss on unconsolidated hotels	(50)	-	-
Liquidated damages	(11,060)	-	-
Charges related to debt extinguishment, net of minority interests	-	(811)	(15,757)
Conversion costs	(507)	(491)	-
Severance costs, net of minority interests	(850)		-
Asset disposition costs	-	-	-
Abandoned projects	-	(22)	(112)
Gain on involuntary conversion	3,095	-	-
Gain on sale of hotels, net of income tax and minority interests	1,193	27,330	40,650
Gain on sale of hotels in unconsolidated entities	-	10,993	-

RevPAR and Hotel Operating Margin

          In 2008, we had our fifth consecutive year-over-year increase in RevPAR. For the year, RevPAR increased 1.0% from $95.71 to $96.67. The increase in RevPAR consisted of a 0.9% increase in Occupancy and a slight (0.1%) increase in ADR, while the United States hotel industry saw a 1.9% decline in RevPAR for the year, driven by declining occupancy (-4.2%). We attribute our better than average RevPAR performance to increases in market share at our Consolidated Hotels upon completion of our three-year renovation program. As with the overall industry, our RevPAR began to weaken in the third quarter of 2008 and our RevPAR declined 8.5% in the fourth quarter of 2008, compared to the same period in 2007. Our renovation program has enabled us to increase our market share significantly and maintain year-over-year RevPAR better than the national average and our peer lodging REITs.

          We expect the deterioration of travel demand to continue through 2009, and we have focused on mitigating the declining revenue until lodging fundamentals stabilize. One area that we have focused on is working with our management companies to retool hotel-level cost structures (including staffing models) to ensure that expenses are being managed as effectively as possible. To this end, our hotels were successful in limiting Hotel EBITDA margin loss to 79 basis points in 2008 compared to the same period in 2007.

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007

For the year ended December 31, 2008, we recorded net loss applicable to common stockholders of $158.0 million, compared to net income applicable to common stockholders of $50.3 million in 2007. Our 2008 loss included impairment charges of $120.7 million ($108.0 million related to consolidated hotels and $12.7 million related to equity method investments), accrued liquidated damages of $11.1 million and hurricane related expenses of $1.7 million. These charges were partially offset by a gain related to involuntary conversions from the final settlement of 2005 hurricane claims of $3.1 million and an adjustment to gains from prior year hotel sales of $1.2 million. Our 2007 net income applicable to common stockholders included $65.7 million of: (i) gains from sale of hotels ($39 million, $28.0 million in discontinued operations and $11.0 million in income from unconsolidated entities), (ii) gain from the sale of condominiums ($18.6 million), and (iii) operating income from hotels sold in 2007 and included in discontinued operations ($8.1 million).

Our 2008 results of operations include two hotels acquired in December 2007. As such, our 2008 financial statements reflect increases in revenues and expenses associated with these hotels that are not reflected in our 2007 financial statements.

          Our total revenues increased $107.9 million compared to 2007, of which $93.8 million related to the two hotels acquired in December 2007. The remainder of the increase is principally attributable to the 1% increase in RevPAR at our Consolidated Hotels from 2007 to 2008.

Hotel departmental expenses increased $53.4 million compared to 2007, of which $47.7 million is attributable to the two hotels acquired in December 2007 and the remainder primarily reflects expenses associated with increased occupancy compared to 2007. As a percentage of total revenue, hotel departmental expenses increased from 32.2% to 33.9% compared to 2007. Rooms expense decreased as a percentage of total revenue from 20.0% to 19.2%, but food and beverage expense increased as a percent of total revenue from 10.2% to 12.1%, and other operating department expenses increased as a percent of total revenue from 2.0% to 2.5% compared to 2007. The increases in food and beverage expense and other department expenses as a percent of total revenue are primarily due to the mix and nature of the business of the two hotels acquired in December 2007, which are both resort properties. ADR at these hotels was nearly 40% higher than the remainder of the portfolio in 2008, which was the principal reason for the improvement in rooms expense as a percentage of total revenue. Food and beverage generally has significantly higher expenses as a percent of revenue than rooms, and those hotels contributed 24% of our food and beverage revenue during 2008.

Other property-related costs increased $27.8 million, compared to 2007, of which $24.0 million related to the two hotels acquired in December 2007. As a percentage of total revenue, other property operating costs remained essentially unchanged at 26.8% in 2008 compared to 26.9% in 2007.

Management and franchise fees increased $3.8 million, compared to 2007, of which $1.0 million resulted primarily from increases in revenue and $2.8 million related to the two hotels acquired in December 2007. There was essentially no change in management and franchise fees as a percentage of revenue in 2008 compared to 2007.

Taxes, insurance and lease expense decreased $7.5 million compared to 2007, despite a $4.7 million increase related to the two hotels acquired in December 2007. The decrease from 2007 is primarily related to a decrease in percentage rent expense of $7.4 million, related to percentage leases reset in late 2007, a decrease in property taxes of $0.9 million, largely from reduced assessed values and successful resolution of prior year property taxes disputed, and a decrease in property insurance of $1.5 million.

Depreciation and amortization expense increased $30.9 million compared to 2007, of which increase $8.2 million related to the two hotels acquired in December 2007. The remainder of the increase reflects increased depreciation associated with hotel capital expenditures ($142.9 million in 2008 and $227.5 million in 2007).

In 2008, we identified eight hotels as candidates to be sold, of which five remain candidates for sale. We tested these hotels for impairment under the provisions of SFAS No. 144 using undiscounted estimated cash flows over a shortened estimated remaining hold period. Of the hotels tested, four hotels failed the test under SFAS No. 144, as a result of which we recorded impairment charges of $53.8 million through the nine months ended September 30, 2008, to write down these hotel assets to our then current estimate of their fair market value before selling expenses. As a result of the short-term hold period and the deteriorating market conditions, we recorded additional impairment charges totaling $15.7 million on two of these hotels in the fourth quarter of 2008.

Because of triggering events in 2008 related to changes in the capital markets, dropping travel demand and the combined effect on our stock price, we tested all of our hotel assets to determine if further assessment for potential impairment was required for any of our hotels. We had one hotel with a short-term ground lease, in addition to the sale candidates noted above, fail this test. We determined that the book value of this hotel was not fully recoverable, and as such, recorded a $38.5 million impairment charge for this hotel under SFAS No. 144.

Other expenses increased $3.7 million compared to 2007. This increase was primarily attributable to: (i) hurricane-related clean up expenses of $1.7 million related to 14 of our hotels affected by four hurricanes in 2008, (ii) severance costs of $0.9 million related to the staffing reductions at our hotels, and (iii) amortization of intangible assets of $0.8 million related to the hotels acquired in December 2007.

Net interest expense increased $6.3 million compared to 2007. This change is primarily attributable to: (i) a decrease in interest income of $4.8 million due to lower cash balances and interest rates earned on those balances; (ii) an increase in interest expense of $7.7 million related to the mortgage debt on the two hotels acquired in December 2007; and (iii) a reduction in capitalized interest of $3.5 million related to lower renovation-related construction in progress, all of which was partially offset by lower interest expense of $9.7 million due to lower interest rates applicable to our floating-rate debt.

Equity in income (loss) from unconsolidated entities decreased by $31.3 million compared to 2007, which decrease primarily reflects income received from the gain of $11.0 million, on the sale of an unconsolidated hotel during the first quarter of 2007, impairment charges of $12.7 million recorded in 2008, and resetting several percentage leases in late 2007. The impairment charges were comprised of $3.3 million (of which our share was $1.7 million) taken under SFAS No. 144 and $11.0 million taken under APB 18, related to other-than-temporary declines in value of certain equity method investments. The impairment under APB 18 includes a charge of $6.6 million for one investment related to a hotel that we do not intend to sell. In 2008, we settled insurance claims relating to 2005 hurricane losses and realized a related $3.1 million gain from involuntary conversion. In 2007, we finalized the sale of 179 of the 184 units at our Royale Palms condominium project and recognized a related $18.6 million gain on sale under the completed contract method. Discontinued operations included a $1.2 million adjustment to increase gains on sale related to a revision in taxes associated with gains aggregating $71.2 million from hotel sales in 2006 and 2007. Discontinued operations for 2007 included operating income of $8.1 million, charges related to early debt repayment of $0.9 million, and minority interest expense of $1.8 million related to the hotels we sold in 2007. Discontinued operations also included gains of $28.0 million related to the sale of 10 hotels during the first six months of 2007.

Comparison of the Years Ended December 31, 2007 and 2006

For the year ended December 31, 2007, we recorded net income applicable to common stockholders of $50.3 million, compared to $12.3 million in 2006. We had income from continuing operations of $55.7 million compared to a prior year income from continuing operations of $8.6 million. In 2007, income from continuing operations included an $18.6 million gain from the sale of condominium units at our Royale Palms condominium project in Myrtle Beach, South Carolina. Income from continuing operations in 2006 included an aggregate of $14.3 million of charges related to early retirement of debt.

          Total revenue from continuing operations increased $30.8 million, or 3.1%, compared to the prior year. The increase in revenue is principally attributed to a 3.3% increase in RevPAR. The increase in RevPAR resulted from a 6.5% increase in ADR, net of a 3.0% drop in occupancy, and represents both industry RevPAR increases in many of our major markets and improvements in RevPAR at our recently renovated hotels.

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

          Depreciation and amortization expense increased by $16.2 million compared to 2006, which reflects the significant capital expenditures spent in connection with our renovation program in 2006 and 2007.

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

Non-GAAP Financial Measures

We refer in this Annual Report to certain “non-GAAP financial measures.” These measures, including FFO, Same-Store FFO, EBITDA, Same-Store EBITDA, Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with generally accepted accounting principles, or GAAP. The following tables reconcile each of these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and of the limitations upon such measures.

The following tables detail our computation of FFO (in thousands, except for per share data):

Reconciliation of Net Income (Loss) to FFO

(in thousands, except per share data)

	Year Ended December 31,
	2008			2007			2006
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(119,245)			$89,039			$51,045
Preferred dividends	(38,713)			(38,713)			(38,713)
Net income (loss) applicable to common stockholders	(157,958)	61,979	$(2.55)	50,326	61,897	$0.81	12,332	60,734	$0.20
Depreciation and amortization, continuing operations	141,668	-	2.29	110,751	-	1.79	94,579	-	1.56
Depreciation, unconsolidated entities and discontinued operations	14,163	-	0.23	12,071	-	0.20	26,911	-	0.44
Gain on involuntary conversion	(3,095)	-	(0.05)	-	-	-	-	-	-
Gain on sale of hotels, net of income tax and minority interests	(1,193)	-	(0.02)	(27,330)	-	(0.44)	(40,650)	-	(0.67)
Gain on sale of hotels in unconsolidated entities	-	-	-	(10,993)	-	(0.18)	-	-	-
Minority interest in FelCor LP	(2,433)	1,199	(0.04)	1,094	1,354	(0.03)	279	1,864	(0.04)
Conversion of options and unvested restricted stock	-	-	-	-	-	-	-	327	-
FFO	(8,848)	63,178	(0.14)	135,919	63,251	2.15	93,451	62,925	1.49
FFO from discontinued operations	13	-	-	(7,565)	-	(0.12)	(35,111)	-	(0.56)
FFO from acquired hotels(a)	-	-	-	2,453	-	0.03	5,108	-	0.08
Gain on sale of condominiums	-	-	-	(18,622)	-	(0.29)	-	-	-
Same-Store FFO	$(8,835)	63,178	$(0.14)	$112,185	63,251	$1.77	$63,448	62,925	$1.01

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

	Year Ended December 31,
	2005			2004
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(251,615)			$(100,127)
Preferred dividends	(39,408)			(35,130)
Issuance costs of redeemed preferred stock	(6,522)			-
Net income (loss) applicable to common stockholders	(297,545)	59,436	$(5.01)	(135,257)	59,045	$(2.29)
Depreciation and amortization, continuing operations	84,448	-	1.42	78,116	-	1.32
Depreciation, unconsolidated entities and discontinued operations	47,759	-	0.80	52,636	-	0.89
Gain on sale of hotels, net of income tax and minority interests	(12,124)	-	(0.20)	(19,422)	-	(0.33)
Minority interest in FelCor LP	(13,677)	2,778	(0.08)	(6,681)	2,939	(0.08)
FFO	$(191,139)	62,214	$(3.07)	$(30,608)	61,984	$(0.49)

FFO has not been adjusted for the following amounts included in net income (loss) (in thousands, except for per share amounts):

	Year Ended December 31,
	2008		2007		2006
	Dollars	Per Share Amount(a)	Dollars	Per Share Amount(a)	Dollars	Per Share Amount(a)
Impairment loss, net of minority interests	$(107,963)	$(1.71)	$-	$-	$(15,547)	$(0.24)
Impairment loss on unconsolidated hotels	(12,696)	(0.20)	-	-	-	-
Hurricane loss	(1,669)	(0.03)	-	-	-	-
Hurricane loss on unconsolidated hotels	(50)	-	-	-	-	-
Liquidated damages	(11,060)	(0.17)	-	-	-	-
Charges related to debt extinguishment, net of minority interests	-	-	(811)	(0.01)	(15,757)	(0.25)
Conversion costs	(507)	(0.01)	(491)	(0.01)	-	-
Severance costs net of minority interests	(850)	(0.01)	-	-	-	-
Abandoned projects	-	-	(22)	-	(112)	-

	Year Ended December 31,
	2005		2004
	Dollars	Per Share Amount(a)	Dollars	Per Share Amount(a)
Impairment loss, net of minority interests	$(257,775)	$(4.15)	$(38,289)	$(0.62)
Charges related to debt extinguishment, net of minority interests	(11,300)	(0.18)	(50,171)	(0.79)
Hurricane loss	(6,481)	(0.10)	(2,125)	(0.03)
Abandoned projects	(265)	-	-	-
Asset disposition costs	(1,300)	(0.02)	(4,900)	(0.08)
Issuance costs of redeemed preferred stock	(6,522)	(0.10)	-	-

(a)

The denominator for per share information in this table uses weighted average shares outstanding in accordance with GAAP and adjusts this number to reflect the weighted average units of FelCor LP minority interest outstanding. This adjustment allows the reader to see the impact of these items net of minority interest.

The following table details our computation of EBITDA (in thousands):

Reconciliation of Net Income (Loss) to EBITDA

(in thousands)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net income (loss)	$(119,245)	$89,039	$51,045	$(251,615)	$(100,127)
Depreciation and amortization, continuing operations	141,668	110,751	94,579	84,448	78,116
Depreciation, unconsolidated entities and discontinued operations	14,163	12,071	26,911	47,759	52,636
Interest expense	100,411	98,929	114,909	125,707	138,872
Interest expense, unconsolidated entities and discontinued operations	6,237	5,987	7,657	16,949	19,189
Amortization of stock compensation	4,451	4,255	5,080	2,904	2,945
Minority interest in FelCor LP	(2,433)	1,094	279	(13,677)	(6,681)
EBITDA	145,252	322,126	300,460	$12,475	$184,950
EBITDA from discontinued operations	13	(7,592)	(36,263)
EBITDA from acquired hotels(a)	-	14,400	13,147
Gain on sale of condominiums	-	(18,622)	-
Same-Store EBITDA	$145,265	$310,312	$277,344

(a)	We have included amounts for the two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Impairment loss, net of minority interests	$(107,963)	$-	$(15,547)	$(257,775)	$(38,289)
Impairment loss on unconsolidated hotels	(12,696)	-	-	-	-
Hurricane loss	(1,669)	-	-	(6,481)	(2,125)
Hurricane loss on unconsolidated hotels	(50)	-	-	-	-
Liquidated damages	(11,060)	-	-	-	-
Charges related to debt extinguishment, net of minority interests	-	(811)	(15,757)	(11,300)	(50,171)
Conversion costs	(507)	(491)	-	-	-
Severance costs, net of minority interests	(850)	-	-	-	-
Asset disposition costs	-	-	-	(1,300)	(4,900)
Abandoned projects	-	(22)	(112)	(265)	-
Gain on sale of hotels, net of income tax and minority interests	1,193	27,330	40,650	12,124	19,422
Gain on sale of hotels in unconsolidated entities	-	10,993	-	-	-
Gain on involuntary conversion	3,095	-	-	-	-

Hotel EBITDA and Hotel EBITDA Margin

(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Continuing Operations
Total revenue	$1,129,776	$1,021,884	$991,038
Other revenue	(2,983)	(3,089)	(79)
Revenue from acquired hotels(a)	-	94,164	94,173
Hotel revenue	1,126,793	1,112,959	1,085,132
Same-Store hotel operating expenses(a)	(810,836)	(804,846)	(779,566)
Hotel EBITDA	$315,957	$308,113	$305,566
Hotel EBITDA margin(b)	28.0%	27.7%	28.2%

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.
(b)	Hotel EBITDA as a percentage of hotel revenue.

Reconciliation of Total Operating Expenses to Same-Store Hotel Operating Expenses

(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Total operating expenses	$1,144,817	$913,714	$871,241
Unconsolidated taxes, insurance and lease expense	8,212	7,314	6,273
Consolidated hotel lease expense	(54,266)	(61,652)	(61,054)
Corporate expenses	(20,698)	(20,718)	(23,308)
Depreciation and amortization	(141,668)	(110,751)	(94,579)
Impairment loss	(107,963)	-	-
Liquidated damages	(11,060)	-	-
Other expenses	(6,538)	(2,825)	(33)
Expenses from acquired hotels(a)	-	79,764	81,026
Same-Store hotel operating expenses	$810,836	$804,846	$779,566

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

Reconciliation of Net Income (Loss) to Hotel EBITDA

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$(119,245)	$89,039	$51,045
Discontinued operations	(1,154)	(33,346)	(42,480)
EBITDA from acquired hotels(a)	-	14,400	13,147
Equity in loss (income) from unconsolidated entities	10,932	(20,357)	(11,537)
Minority interests	(1,268)	(1,033)	(2,508)
Consolidated hotel lease expense	54,266	61,652	61,054
Unconsolidated taxes, insurance and lease expense	(8,212)	(7,314)	(6,273)
Interest expense, net	98,789	92,489	110,867
Impairment loss	107,963	-	-
Liquidated damages	11,060	-	-
Charges related to debt extinguishment	-	-	14,318
Corporate expenses	20,698	20,718	23,308
Depreciation and amortization	141,668	110,751	94,579
Retail space rental and other revenue	(2,983)	(3,089)	(79)
Other expenses	6,538	2,825	33
Gain on involuntary conversion	(3,095)	-	-
Gain on sale of condominiums	-	(18,622)	-
Loss on sale of assets	-	-	92
Hotel EBITDA	$315,957	$308,113	$305,566

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

Reconciliation of Ratio of Operating Income (Loss) to Total Revenues to Hotel EBITDA Margin

	Year Ended December 31,
	2008	2007	2006
Ratio of operating income (loss) to total revenues	(1.3)%	9.7%	11.0%
Other revenue	(0.3)	(0.3)	-
Revenue from acquired hotels(a)	-	8.5	8.7
Unconsolidated taxes, insurance and lease expense	(0.7)	(0.7)	(0.6)
Consolidated lease expense	4.8	5.5	5.6
Other expenses	0.6	0.3	-
Corporate expenses	1.8	1.9	2.2
Depreciation and amortization	12.5	9.9	8.7
Impairment loss	9.6	-	-
Liquidated damages	1.0	-	-
Expenses from acquired hotels(a)	-	(7.1)	(7.4)
Hotel EBITDA margin	28.0%	27.7%	28.2%

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

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

          To derive same-store comparisons, we have adjusted FFO and EBITDA to remove discontinued operations and gains on sales of condominium units; and have added the historical results of operations from the two hotels acquired in December 2007.

Hotel EBITDA and Hotel EBITDA Margin

Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and operating managers have direct control. We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures used by us in our financial and operational decision-making. Additionally, using these measures facilitates comparisons with other hotel REITs and hotel owners. We present Hotel EBITDA and Hotel EBITDA margin by eliminating corporate-level expenses, depreciation and amortization, and expenses related to our capital structure. We eliminate corporate-level costs and expenses because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management in running our business on a property-level basis. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, we do not believe that these non-cash expenses, which are based on historical cost accounting for real estate assets, and implicitly assume that the value of real estate assets diminishes predictably over time, accurately reflect an adjustment in the value of our assets. We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by minority interest expense and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our Consolidated Hotels. Hotel EBITDA and Hotel EBITDA margins are presented on a same-store basis including the historical results of operations from the two hotels acquired in December 2007.

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

Liquidity and Capital Resources

Hotel operations provide most of the cash needed to meet our cash requirements, including distributions to stockholders and repayments of indebtedness. In 2008, our net cash flow provided by operating activities, consisting primarily of hotel operations, was $153.2 million. At December 31, 2008, we had cash on hand of $50.2 million, including approximately $33.2 million held pursuant to management agreements with our independent management companies to meet minimum working capital requirements.

          In 2008, we declared and paid common dividends of $0.85 per share in the aggregate. We suspended payment of our quarterly common dividend in December 2008 in light of the deepening recession, the attendant impact on our industry and FelCor, and the severe contraction in the capital markets. Our Board of Directors will determine the amount of future common and preferred dividends for each quarter, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.

We have $132 million of non-recourse mortgage debt, in the aggregate, that matures in 2009.  Of this debt, a $117 million loan, secured by seven hotels, matures in April 2009.  At the time of this filing we have agreed in principle on the material terms to refinance this loan for five years with Prudential Mortgage Capital, one of the current lenders (with respect to which we have paid a non-refundable $300,000 portion of the origination fee) and are negotiating final documentation. We expect to close the refinancing prior to maturity, subject to documentation, due diligence and customary conditions.  We have a variety of financing alternatives in the unlikely event that we are unable to refinance this loan. We also have two other non-recourse mortgage loans aggregating $15 million, secured by two hotels, that mature in 2009; we expect to repay these loans through a combination of cash on hand and borrowings.

We have agreed in principle on the material terms of a new $200 million term loan, which would be secured by first mortgages on eight currently unencumbered hotels and, assuming all extension options are exercised, will not mature until 2013. This loan would not be subject to any corporate financial covenants and would only be recourse to the borrower, a to-be-formed wholly-owned subsidiary. The material terms of this loan have been approved by JPMorgan Securities Inc. as lead arranger, and JPMorgan Chase Bank, N.A. as administrative agent, which will provide a portion of the loan.  Proceeds from this loan will be used for general working capital purposes and to repay the outstanding balance on our line of credit (which will be cancelled upon repayment).  We expect to close this new loan, subject to other lenders’ approval, documentation, due diligence and customary conditions, by the end of April.

Our line of credit contains certain restrictive financial covenants, such as a minimum leverage ratio (65%), a minimum fixed charge coverage ratio (1.5 to 1.0), and a minimum unencumbered leverage ratio (60%). At the date of this filing we were in compliance with all of these covenants. Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. If current financial market conditions persist and our business continues to deteriorate, we may breach one or more of our financial covenants.

If we are unable to repay our line of credit, and we breach one or more of these financial covenants, we would be in default, which could allow the lenders to demand payment of all amounts outstanding under our line of credit. Additionally, a demand for payment following a financial covenant default by our lenders constitutes an event of default under the indentures governing our senior notes, which in turn, could accelerate our obligation to repay the amounts outstanding under our senior notes. While we believe that we will successfully close our new secured term loan, as discussed above, we have several other alternatives available to ensure continued compliance with our financial covenants or repay our line of credit, including identifying other sources of debt or equity financing, selling unencumbered hotels and/or implementing additional cost cutting measures. Of course, we can provide no assurance that we will be able to close our new secured term loan, identify additional sources of debt or equity financing or sell hotels on terms that are favorable or otherwise acceptable to us.

We currently expect approximately $97 to $112 million of cash flow provided by operating activities for 2009. This forecast assumes RevPAR decreases 10% to 13% and Hotel EBITDA margins decreases by approximately 350 to 450 basis points. Our current operating plan contemplates that we will make no common dividend payments, $39 million of preferred dividend payments, $11 million in normal recurring principal payments and $15 million repayment of maturing mortgage debt leaving approximately $32 million to $47 million in surplus cash flow (before capital expenditures or additional debt reduction). In 2009, we plan to spend approximately $84 million on capital expenditures, which will be funded from operating cash flow and borrowings.

In 2008, we identified two Holiday Inn hotels in Florida operating under management agreements with IHG as candidates to be sold.  These hotels were originally designated for redevelopment with condominiums, but market conditions in Florida no longer make these condominium projects feasible. We also determined that the major capital expenditures necessary to retain the Holiday Inn flags at these hotels were not in the best interests of our stockholders, given the shortened hold period for these hotels.  We have agreed with IHG that the management agreements for one hotel will be terminated June 30, 2009, and the other hotel will be terminated December 31, 2009.  Following termination (or earlier sale) of each hotel, we will be required to pay replacement management fees for up to one year and liquidated damages (net of any replacement management fees previously paid) at the end of that year;  or reinvest in another hotel to be managed by IHG and carrying an IHG brand.  Given the current state of the economy and the market for hotel acquisitions, sale of either hotel or substitution of a replacement hotel appear unlikely prior to the relevant dates, and we will likely have to pay IHG at least some portion of replacement management fees and/or liquidated damages. Liquidated damages are computed based on operating results of a hotel prior to termination, and we expect that the aggregate liability related to these hotels, if paid, could be approximately $11 million.  We have accrued the full amount of liquidated damages in 2008.

          The capital markets, and our access to financing on reasonably acceptable terms or not at all, have historically been affected by external events and circumstances, including the current recession, major bank failures, the subprime mortgage crisis, rising unemployment, shrinking GDP, acts of terrorism, etc. Events, or circumstances of similar magnitude or impact, could adversely affect the availability and cost of our capital going forward. In addition, if the recession in the overall economy and the lodging industry continues, our operating cash flow and the availability and cost of capital for our business will be adversely affected.

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

          During 2008, we spent $156.2 million in capital expenditures on our consolidated and unconsolidated hotels, including our pro rata share of joint venture capital expenditures. This amount includes both renovation and redevelopment projects.

          We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. We cease capitalizing these costs to projects when construction is substantially complete. In 2008, 2007, and 2006, we capitalized $6.8 million, $12.5 million and $10.6 million of such costs, respectively. Because of the reduced level of renovation work compared to prior years, we expect to capitalize less of these costs in 2009.

Debt

          Line of Credit. At December 31, 2008, we had $113 million outstanding under our line of credit and the interest rate on our line of credit was LIBOR plus 0.80%. Under some circumstances we may be restricted from drawing the full amount under our line of credit.

Our $250 million line of credit contains certain restrictive financial covenants, including a leverage ratio, fixed charge coverage ratio, unencumbered leverage ratio and maximum payout ratio. The interest rate on our line can range from 80 to 150 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement. In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to make investments in condominium developments; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments, to create liens, to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures.  At the date of this filing, we were in compliance with all of these covenants. Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. If current financial market conditions persist and our business continues to deteriorate, we may breach one or more of our financial covenants.

Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than our line of credit. Payment of amounts due under our line of credit is guaranteed by us and certain of our subsidiaries who also guarantee payment of our senior notes and payment is secured by a pledge of our limited partnership interest in FelCor LP.

Mortgage Debt. At December 31, 2008, we had aggregate mortgage indebtedness of approximately $924.3 million that was secured by 44 of our consolidated hotels with an aggregate book value of approximately $1.4 billion. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by four hotels provide for lock-box arrangements under certain circumstances.

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

          With respect to the mortgage debt at two of our hotels, all cash from the hotels in excess of operating expenses, taxes, insurance and capital expenditure reserves is subject to lock-box arrangements. In each case, the lender holds lock-box funds that are first applied to meet current debt service obligations and any excess funds are held in the lock-box account until the relevant hotel meets or exceeds a debt service coverage ratio of 1.1:1. At December 31, 2008, the debt service coverage ratio for both hotels was above 1.1:1.

Our hotel mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

          Senior Notes. Our publicly-traded senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay dividends in excess of the minimum dividend required to meet the REIT qualification test; repurchase capital stock; or merge. As of the date of this filing, we have satisfied all such tests. Under the terms of one of our indentures, we are prohibited from repurchasing any of our capital stock, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1, which it does at the date of this filing. Debt, as defined in the indentures, approximates our consolidated debt. EBITDA is defined in the indentures as consolidated GAAP net income, adjusted for minority interest in FelCor LP, actual cash distributions by unconsolidated entities, gains or losses from asset sales, dividends on preferred stock and extraordinary gains and losses (as defined at the date of the indentures), plus interest expense, income taxes, depreciation expense, amortization expense and other non-cash items. In addition, if we were unable to continue to satisfy the incurrence test under the indentures governing our senior notes, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions,or paying dividends on our preferred or common stock, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income.

Interest Rate Caps. To fulfill requirements under certain loans, we owned interest rate caps with aggregate notional amounts of $427.2 million as of December 31, 2008 and 2007. These interest rate cap agreements have not been designated as hedges and have insignificant fair values at both December 31, 2008 and 2007, resulting in no significant net earnings impact.

The following table details our consolidated debt outstanding at December 31, 2008 and 2007 (in thousands):

		Interest Rate at		Balance Outstanding
	Encumbered	December 31,		December 31,
	Hotels	2008	Maturity Date	2008	2007
Senior term notes	none	8.50%(a)	June 2011	$299,414	$299,163
Senior term notes	none	L + 1.875	December 2011	215,000	215,000
Line of credit(b)	none	L + 0.80	August 2011	113,000	-
Other	none	-	July 2008	-	8,350
Total line of credit and senior debt(c)		5.53		627,414	522,513

Mortgage debt	12 hotels	L + 0.93(d)	November 2011(e)	250,000	250,000
Mortgage debt	2 hotels	L + 1.55(f)	May 2012(g)	176,267	175,980
Mortgage debt	8 hotels	8.70	May 2010	162,250	165,981
Mortgage debt	7 hotels	7.32	April 2009	117,131	120,827
Mortgage debt	6 hotels	8.73	May 2010	116,285	119,568
Mortgage debt	5 hotels	6.66	June - August 2014	72,517	73,988
Mortgage debt	2 hotels	6.15	June 2009	14,641	15,099
Mortgage debt	1 hotel	5.81	July 2016	12,137	12,509
Mortgage debt	-	-	August 2008	-	15,500
Other	1 hotel	various	various	3,044	3,642
Total mortgage debt(c)	44 hotels	5.03		924,272	953,094
Total		5.23%		$1,551,686	$1,475,607

(a)

Effective February 13, our senior notes were rated B1 and B+ by Moody’s Investor Service and Standard & Poor’s Rating Services, respectively. As a result, the interest rate on $300 million of our Senior Notes due 2011 was increased by 50 basis points to 9.0%. When either Moody’s or Standard & Poor’s increases our senior note ratings, the interest rate will decrease to 8.5%.

(b)

We have a $250 million line of credit, of which we had $113 million outstanding at December 31, 2008. The interest rate can range from 80 to 150 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement.

(c)	Interest rates are calculated based on the weighted average debt outstanding at December 31, 2008.
(d)	We have purchased an interest rate cap at 7.8% that expires in November 2009 for the notional amount of this debt.
(e)

The maturity date assumes that we will exercise the remaining two successive one-year extension options that permit, at our sole discretion, the current November 2009 maturity to be extended to 2011. In July 2008, we exercised our first one-year option to extend the maturity to November 2009, and we expect to exercise the remaining options when timely.

(f)	We have purchased interest rate caps at 6.25% that expire in May 2009 for $177 million aggregate notional amounts.
(g)

The maturity date assumes that we will exercise three successive one-year extension options that permit, at our sole discretion, the original May 2009 maturity to be extended to 2012, and we expect to exercise the options when timely.

Contractual Obligations

          We have obligations and commitments to make certain future payments under debt agreements and various contracts. The following schedule details these obligations at December 31, 2008 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years		4 – 5 Years	After 5 Years
Debt(a)	$1,736,517	$218,590	$1,245,752	(b)	$194,775	$77,400
Operating leases	357,005	33,831	63,365		43,178	216,631
Purchase obligations	62,305	62,305	-		-	-
IHG liquidated damages	11,060	439	10,621		-	-
Total contractual obligations	$2,166,887	$315,165	$1,319,738		$237,953	$294,031

(a)

Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2008.

(b)

Assumes the extension through November 2011, at our option, of $250 million of debt with a current maturity of November 2009 and the extension through May 2012, at our option, of $176 million of debt with a current maturity of May 2009.

Off-Balance Sheet Arrangements

          At December 31, 2008, we had unconsolidated 50% investments in ventures that own an aggregate of 17 hotels (referred to as hotel joint ventures), and we had unconsolidated 50% investments in ventures that operate three of those 17 hotels (referred to as operating joint ventures). Of the remaining 14 joint venture hotels, we own approximately 51% of the lessees operating 13 hotels and one hotel joint venture is operated without a lease. We also owned a 50% interest in entities that provide condominium management services and develop condominiums in Myrtle Beach, South Carolina. None of our directors, officers or employees owns any interest in any of these joint ventures or entities. The hotel joint ventures had $224.4 million of non-recourse mortgage debt relating to these 17 hotels, of which our pro rata portion was $112.2 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guarantees of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

          We have recorded equity in income (loss) of unconsolidated entities of $(10.9) million; $20.4 million; and $11.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, and received distributions of $27.8 million (of which $3.0 million was provided from operations), $9.8 million (of which $0.9 million was provided from operations), and $9.3 million (of which $3.6 million was provided from operations) for the years 2008, 2007 and 2006, respectively. The principal source of income for our hotel joint ventures is percentage lease revenue from their operating lessees.

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

We are also required under GAAP to record an impairment charge when one or more of our investments in unconsolidated subsidiaries experiences an other-than-temporary decline in fair value. Any decline in fair value that is not expected to be recovered in the next 12 months is considered other-than-temporary. We record an impairment in our equity based investments as a reduction in the carrying value of the investment. Our estimates of fair values are based on future cash flow estimates, capitalization rates, discount rates and comparable selling prices.

Changes in these estimates, future adverse changes in market conditions or poor operating results of underlying hotels could result in an inability to recover the carrying value of our hotels or investments in unconsolidated entities, thereby requiring future impairment charges.

•

We capitalize interest and certain other costs, such as property taxes, land leases, and property insurance and employee costs related to hotels undergoing major renovations and redevelopments. Such costs capitalized in 2008, 2007 and 2006 were $6.8 million, $12.5 million and $10.6 million, respectively. We make estimates with regard to when components of the renovated asset or redevelopment project are taken out of service or placed in service when determining the appropriate amount and time to capitalize these costs. If these estimates are inaccurate, we could capitalize too much or too little with regard to a particular project.

•

Depreciation expense is based on the estimated useful life of our assets and amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation and amortization expense and net income (loss) or the gain or loss on the sale of any of our hotels.

•

Investments in hotel properties are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Any remaining unallocated acquisition costs are treated as goodwill. Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations prepared by management and/or independent third parties. Identifiable intangible assets (typically contracts including ground and retail leases and management and franchise agreements) are recorded at fair value, although no value is generally allocated to contracts which are at market terms. Above-market and below-market contr act values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources such as those obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations.

•

We make estimates with respect to contingent liabilities for losses covered by insurance in accordance with Financial Accounting Standard 5, “Accounting for Contingencies” (FAS 5). We record liabilities for self insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated. We are self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 60 of our hotels. We review the adequacy of our reserves for our self-insured claims on a regular basis. Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred at the end of each accounting period. These reserves represent estimates at a given date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims. Estimates are also required since there may be delays in reporting. Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If our insurance reserves of $4.2 million, at December 31, 2008, for general liability losses are insufficient, we will record an additional expense in future periods. Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded. We had recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2008.

•

Our Taxable REIT Subsidiaries, or TRSs, have cumulative potential future tax deductions totaling $344.1 million. The net deferred income tax asset associated with these potential future tax deductions was $137.9 million. We have recorded a valuation allowance equal to 100% of our $137.9 million deferred tax asset related to our TRSs, because of the uncertainty of realizing the benefit of the deferred tax asset. SFAS 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. In accordance with SFAS 109, we have con sidered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.

Recent Changes to Accounting Standards

          In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement was effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is January 1, 2009. The adoption of this standard as it relates to financial assets and liabilities did not have a material impact on our financial position and results of operations, and we do not believe that the adoption of this standard on January 1, 2009 as it relates to non-financial assets and liabilities will have a material effect on our financial position and results of operations.

          In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allowed for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement was effective for us on January 1, 2008. We did not make the one-time election upon adoption and therefore, we do not believe that the adoption of this standard will have a material effect on our financial position and results of operations.

            In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for us for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our prior practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

          In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS 160 will have a significant impact on our results of operations or financial position other than the recharacterization of minority interests.

          In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 was effective on January 1, 2009. We do not believe that the adoption of this standard will have a material effect on our financial position and results of operation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          At December 31, 2008, approximately 51% of our consolidated debt had fixed interest rates. In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

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

December 31, 2008
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$142,427	$274,014	$303,029	$2,415	$2,590	$73,245	$797,720	$685,512
Average interest rate	7.27%	8.70%	8.49%	6.49%	6.49%	6.54%	8.15%
Floating rate:
Debt	285	-	578,000	177,225	-	-	755,510	565,555
Average interest rate(a)	4.25%	-	3.91%	4.65%	-	-	4.08%
Total debt	$142,712	$274,014	$881,029	$179,640	$2,590	$73,245	$1,553,230
Average interest rate	7.27%	8.70%	5.48%	4.67%	6.49%	6.54%	6.17%
Net discount							(1,544)
Total debt							$1,551,686

(a)	The average floating interest rate represents the implied forward rates in the yield curve at December 31, 2008.

December 31, 2007
	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$13,733	$142,240	$274,376	$303,030	$2,415	$75,820	$811,614	$846,556
Average interest rate	7.99%	7.27%	8.70%	8.49%	6.48%	6.53%	8.15%
Floating rate:
Debt	273,850	177,225	-	215,000	-	-	666,075	666,075
Average interest rate(a)	4.90%	5.22%	-	6.48%	-	-	5.49%
Total debt	$287,583	$319,465	$274,376	$518,030	$2,415	$75,820	$1,477,689
Average interest rate	5.05%	6.13%	8.70%	7.65%	6.48%	6.53%	6.95%
Net discount							(2,082)
Total debt							$1,475,607

(a)	The average floating interest rate represents the implied forward rates in the yield curve at December 31, 2007.

Swap contracts contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. We had no interest rate swap agreements at December 31, 2008 or 2007.

Item 8.	Financial Statements and Supplementary Data

FELCOR LODGING TRUST INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Trust Incorporated and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 27, 2009

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(in thousands)

	2008	2007
Assets
Investment in hotels, net of accumulated depreciation of $816,271 at December 31, 2008 and $694,464 at December 31, 2007	$2,279,026	$2,400,057
Investment in unconsolidated entities	94,506	127,273
Cash and cash equivalents	50,187	57,609
Restricted cash	13,213	14,846
Accounts receivable, net of allowance for doubtful accounts of $521 at December 31, 2008 and $307 at December 31, 2007	35,240	37,871
Deferred expenses, net of accumulated amortization of $13,087 at December 31, 2008 and $10,820 at December 31, 2007	5,556	8,149
Other assets	34,541	38,030
Total assets	$2,512,269	$2,683,835

Liabilities and Stockholders’ Equity
Debt, net of discount of $1,544 at December 31, 2008 and $2,082 at December 31, 2007	$1,551,686	$1,475,607
Distributions payable	8,545	30,493
Accrued expenses and other liabilities	132,604	134,159

Total liabilities	1,692,835	1,640,259

Commitments and contingencies

Minority interest in FelCor LP, 296 and 1,354 units issued and outstanding at December 31, 2008 and 2007, respectively	1,458	11,398
Minority interest in other partnerships	23,784	25,264

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at December 31, 2008 and 2007	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at December 31, 2008 and 2007	169,412	169,412
Common stock, $.01 par value, 200,000 shares authorized and 69,413 shares issued, including shares in treasury, at December 31, 2008 and 2007	694	694
Additional paid-in capital	2,044,498	2,062,893
Accumulated other comprehensive income	15,418	27,450
Accumulated deficit	(1,645,947)	(1,434,393)
Less: Common stock in treasury, at cost, of 5,189 and 6,705 shares at December 31, 2008 and 2007, respectively	(99,245)	(128,504)

Total stockholders’ equity	794,192	1,006,914

Total liabilities and stockholders’ equity	$2,512,269	$2,683,835

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except per share data)

	2008	2007	2006
Revenues:
Hotel operating revenue	$1,126,793	$1,018,795	$990,959
Other revenue	2,983	3,089	79
Total revenues	1,129,776	1,021,884	991,038

Expenses:
Hotel departmental expenses	382,825	329,436	319,731
Other property operating costs	302,978	275,217	270,301
Management and franchise fees	57,278	53,508	51,237
Taxes, insurance and lease expense	113,809	121,259	112,052
Corporate expenses	20,698	20,718	23,308
Depreciation and amortization	141,668	110,751	94,579
Impairment loss	107,963	-	-
Liquidated damages	11,060	-	-
Other expenses	6,538	2,825	33
Total operating expenses	1,144,817	913,714	871,241

Operating income (loss)	(15,041)	108,170	119,797
Interest expense, net	(98,789)	(92,489)	(110,867)
Charge-off of deferred financing costs	-	-	(3,562)
Loss on early extinguishment of debt	-	-	(12,471)
Gain on swap termination	-	-	1,715
Income (loss) before equity in income of unconsolidated entities, minority interests and gain on sale of assets	(113,830)	15,681	(5,388)
Equity in income (loss) from unconsolidated entities	(10,932)	20,357	11,537
Gain on involuntary conversion	3,095	-	-
Loss on sale of other assets	-	-	(92)
Gain on sale of condominiums	-	18,622	-
Minority interests	1,268	1,033	2,508

Income (loss) from continuing operations	(120,399)	55,693	8,565
Discontinued operations	1,154	33,346	42,480

Net income (loss)	(119,245)	89,039	51,045
Preferred dividends	(38,713)	(38,713)	(38,713)

Net income (loss) applicable to common stockholders	$(157,958)	$50,326	$12,332

Income (loss) per common share data:
Basic per common share data:
Income (loss) from continuing operations	$(2.57)	$0.28	$(0.50)
Net income (loss)	$(2.55)	$0.82	0.20
Basic weighted average common shares outstanding	61,979	61,600	60,734

Diluted per common share data:
Income (loss) from continuing operations	$(2.57)	$0.27	$(0.50)
Net income (loss)	$(2.55)	$0.81	0.20
Diluted weighted average common shares outstanding	61,979	61,897	60,734

Cash dividends declared on common stock	$0.85	$1.20	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Net income (loss)	$(119,245)	$89,039	$51,045
Unrealized holding gains (loss) from interest rate swaps	-	-	(507)
Realized gain from interest rate swaps	-	-	(1,715)
Foreign currency translation adjustment	(12,032)	11,611	(1,541)
Comprehensive income (loss)	$(131,277)	$100,650	$47,282

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2008, 2007, and 2006

(in thousands)

	Preferred Stock		Common Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2005	12,948	$478,774	69,440	$694	$2,081,869	$19,602	$(1,372,720)	$(176,426)	$1,031,793
Foreign exchange translation	-	-	-	-	-	(1,541)	-	-	(1,541)
Issuance of stock awards	-	-	19	-	(6,371)	-	-	6,933	562
Exercise of stock options	-	-	-	-	(482)	-	-	2,670	2,188
Amortization of stock awards	-	-	-	-	5,169	-	-	-	5,169
Forfeiture of stock awards	-	-	-	-	579	-	-	(1,684)	(1,105)
Common stock exchanged for treasury shares	-	-	(21)	-	(357)	-	-	357	-
Unrealized loss on hedging transaction	-	-	-	-	-	(507)	-	-	(507)
Realized gain on hedging transaction	-	-	-	-	-	(1,715)	-	-	(1,715)
Conversion of operating partnership units into common shares	-	-	-	-	(26,870)	-	-	26,870	-
Allocation from minority units	-	-	-	-	13,157	-	-	-	13,157
Dividends declared:
$0.80 per common share	-	-	-	-	-	-	(49,402)	-	(49,402)
$1.95 per Series A preferred share	-	-	-	-	-	-	(25,117)	-	(25,117)
$2.00 per Series C depositary preferred share	-	-	-	-	-	-	(13,596)	-	(13,596)
Net income	-	-	-	-	-	-	51,045	-	51,045
Balance at December 31, 2006	12,948	478,774	69,438	694	2,066,694	15,839	(1,409,790)	(141,280)	1,010,931
Foreign exchange translation	-	-	-	-	-	11,611	-	-	11,611
Issuance of stock awards	-	-	-	-	(8,850)	-	-	9,259	409
Exercise of stock options	-	-	-	-	731	-	-	5,569	6,300
Amortization of stock awards	-	-	-	-	4,294	-	-	-	4,294
Forfeiture of stock awards	-	-	-	-	684	-	-	(2,564)	(1,880)
Common stock exchanged for treasury shares	-	-	(25)	-	(488)	-	-	488	-
Conversion of operating partnership units into common shares	-	-	-	-	(24)	-	-	24	-
Allocation from minority units	-	-	-	-	(148)	-	-	-	(148)
Dividends declared:
$1.20 per common share	-	-	-	-	-	-	(74,930)	-	(74,930)
$1.95 per Series A preferred share	-	-	-	-	-	-	(25,116)	-	(25,116)
$2.00 per Series C depositary preferred share	-	-	-	-	-	-	(13,596)	-	(13,596)
Net income	-	-	-	-	-	-	89,039	-	89,039
Balance at December 31, 2007	12,948	478,774	69,413	694	2,062,893	27,450	(1,434,393)	(128,504)	1,006,914
Foreign exchange translation	-	-	-	-	-	(12,032)	-	-	(12,032)
Issuance of stock awards	-	-	-	-	(9,013)	-	-	9,572	559
Amortization of stock awards	-	-	-	-	4,943	-	-	-	4,943
Forfeiture of stock awards	-	-	-	-	-	-	-	(548)	(548)
Conversion of operating partnership units into common shares	-	-	-	-	(20,235)	-	-	20,235	-
Allocation from minority units	-	-	-	-	5,950	-	-	-	5,950
Costs related to shelf registration	-	-	-	-	(40)	-	-	-	(40)
Dividends declared:								-
$0.85 per common share	-	-	-	-	-	-	(53,596)	-	(53,596)
$1.95 per Series A preferred share	-	-	-	-	-	-	(25,117)	-	(25,117)
$2.00 per Series C depositary preferred share	-	-	-	-	-	-	(13,596)	-	(13,596)
Net loss	-	-	-	-	-	-	(119,245)	-	(119,245)
Balance at December 31, 2008	12,948	$478,774	69,413	$694	$2,044,498	$15,418	$(1,645,947)	$(99,245)	$794,192

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(119,245)	$89,039	$51,045
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,668	110,765	110,274
Gain on involuntary conversion	(3,095)	-	-
Gain on sale of assets	(1,193)	(47,195)	(48,802)
Amortization of deferred financing fees and debt discount	2,959	2,663	4,456
Amortization of unearned officers' and directors' compensation	4,451	4,239	5,080
Equity in (income) loss from unconsolidated entities	10,932	(20,357)	(11,537)
Distributions of income from unconsolidated entities	2,973	947	3,632
Charges related to early debt extinguishment	-	901	17,344
Impairment loss hotels	107,963	-	16,474
Minority interests	(1,242)	785	(789)
Changes in assets and liabilities:
Accounts receivable	3,675	(19)	12,571
Restricted cash-operations	(71)	3,787	(2,687)
Other assets	(386)	6,564	(9,076)
Accrued expenses and other liabilities	3,774	(14,782)	(285)
Net cash flow provided by operating activities	153,163	137,337	147,700

Cash flows provided by (used in) investing activities:
Acquisition of hotels	-	(50,424)	-
Improvements and additions to hotels	(142,897)	(227,518)	(168,525)
Additions to condominium project	(752)	(8,299)	(51,200)
Proceeds from sale of hotels	-	165,107	346,332
Proceeds from sale of condominiums	-	20,669	-
Proceeds received from property damage insurance	2,005	2,034	7,535
Purchase of investment securities	-	(8,246)	-
Decrease in restricted cash-investing	1,705	7,334	1,008
Redemption of investment securities	5,397	743	-
Cash distributions from unconsolidated entities	24,858	8,812	5,700
Capital contributions to unconsolidated entities	(5,995)	(4,650)	(250)
Net cash flow provided by (used in) investing activities	(115,679)	(94,438)	140,600

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	187,285	25,492	540,494
Repayment of borrowings	(111,744)	(30,312)	(716,006)
Payment of debt issuance costs	(21)	(1,187)	(3,985)
Decrease in restricted cash-financing	-	-	2,825
Exercise of stock options	-	6,280	2,188
Distributions paid to other partnerships’ minority holders	(3,236)	(5,030)	(13,167)
Contribution from minority interest holders	565	2,431	2,519
Distributions paid to FelCor LP limited partners	(1,559)	(1,481)	(878)
Distributions paid to preferred stockholders	(38,713)	(38,712)	(38,713)
Distributions paid to common stockholders	(75,686)	(68,599)	(33,951)
Net cash flow used in financing activities	(43,109)	(111,118)	(258,674)

Effect of exchange rate changes on cash	(1,797)	1,649	(11)
Net change in cash and cash equivalents	(7,422)	(66,570)	29,615
Cash and cash equivalents at beginning of periods	57,609	124,179	94,564
Cash and cash equivalents at end of periods	$50,187	$57,609	$124,179

Supplemental cash flow information — Interest paid	$100,505	$101,657	$118,502

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization

          FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. We are the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 89 hotels with more than 25,000 rooms and suites at December 31, 2008.

Of the 89 hotels in which we had an ownership interest at December 31, 2008, we owned a 100% interest in 66 hotels, a 90% or greater interest in entities owning four hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 17 hotels. We leased 88 of our hotels to operating lessees and one 50%-owned hotel is operated without a lease.

We consolidated the operating lessees of 85 of our hotels (which we refer to as our Consolidated Hotels) because of our controlling interest in those operating lessees. These hotels include 13 of the 17 hotels in which we had a 50% ownership interest at December 31, 2008.  The hotel operating revenues and expenses of our other four hotels (in which we had a 50% ownership interest) were not consolidated.

      At December 31, 2008, we had an aggregate of 64,519,661 shares and units outstanding, consisting of 64,223,818 shares of FelCor common stock and 295,843 units of FelCor LP limited partnership interest not owned by FelCor.

       The following table illustrates the distribution of our 85 Consolidated Hotels among our premier brands at December 31, 2008:

Brand	Hotels	Rooms
Embassy Suites Hotels	47	12,132
Holiday Inn	17	6,306
Sheraton and Westin	9	3,217
Doubletree	7	1,471
Renaissance and Hotel 480(a)	3	1,324
Hilton	2	559
Total hotels	85

(a)	On April 1, 2009, Hotel 480 is scheduled to be rebranded as a Marriott.

          At December 31, 2008, our Consolidated Hotels were located in the United States (83 hotels in 23 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (14 hotels) and Texas (11 hotels). Approximately 51% of our hotel room revenues were generated from hotels in these three states during 2008.

          At December 31, 2008, of our 85 Consolidated Hotels (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 17 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed nine hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, and (iv) independent management companies managed two hotels.

          Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. Their 2008 and 2007 fiscal years ended on January 2, 2009 and December 28, 2007, respectively.

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

          We periodically review the carrying value of each of our hotels to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or modification of depreciation periods. If facts or circumstances support the possibility of impairment of a hotel, we prepare a projection of the undiscounted future cash flows, without interest charges, over the shorter of the hotel’s estimated useful life or the expected hold period, and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, we make an adjustment to reduce the carrying value of the hotel to its then fair value. We use recent operating results and current market information to arrive at our estimates of fair value.

          Maintenance and repairs are expensed and major renewals and improvements are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from our accounts and the related gain or loss is included in operations.

          Acquisition of Hotels — Investments in hotel properties are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Any remaining unallocated acquisition costs are treated as goodwill. Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations prepared by management and/or independent third parties. Identifiable intangible assets (typically contracts including ground and retail leases and management and franchise agreements), are recorded at fair value, although no value is generally allocated to contracts which are at market terms. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources such as those obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations.

2.   Summary of Significant Accounting Policies — (continued)

          Investment in Unconsolidated Entities — We own a 50% interest in various real estate ventures in which the partners or members jointly make all material decisions concerning the business affairs and operations. Additionally, we also own a preferred equity interest in one of these real estate ventures. Because we do not control these entities, we carry our investment in unconsolidated entities at cost, plus our equity in net earnings or losses, less distributions received since the date of acquisition and any adjustment for impairment. Our equity in net earnings or losses is adjusted for the straight-line depreciation, over the lower of 40 years or the remaining life of the venture, of the difference between our cost and our proportionate share of the underlying net assets at the date of acquisition. We periodically review our investment in unconsolidated entities for other-than-temporary declines in fair value. Any decline that is not expected to be recovered in the next 12 months is considered other-than-temporary and an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on our projections of cash flows, market capitalization rates and sales prices of comparable assets.

          Hotels Held for Sale — We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we do not consider hotels as “held for sale” until it is probable that the sale will be completed within one year. Once a hotel is held for sale the operations related to the hotel are included in discontinued operations. We had no hotels held for sale at December 31, 2008 or 2007.

We do not depreciate hotel assets that are classified as held for sale. Upon designating a hotel as held for sale, and quarterly thereafter, we review the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost or fair value, less cost to sell, in accordance with SFAS 144. Any adjustment in the carrying value of a hotel classified as held for sale is reflected in discontinued operations. We include in discontinued operations the operating results of hotels classified as held for sale or that have been sold.

          Cash and Cash Equivalents — All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

          We place cash deposits at major banks. Our bank account balances may exceed the Federal Depository Insurance Limits; however, management believes the credit risk related to these deposits is minimal.

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

2.   Summary of Significant Accounting Policies — (continued)

          Revenue Recognition — Nearly 100% of our revenue is comprised of hotel operating revenues, such as room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests as earned. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remainder of our revenue is from condominium management fee income and other sources.

          We do not have any time-share arrangements and do not sponsor any frequent guest programs for which we would have any contingent liability. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs (typically consisting of a percentage of the total guest charges incurred by a participating guest) as incurred. When a guest redeems accumulated frequent guest points at one of our hotels, the hotel bills the sponsor for the services provided in redemption of such points and records revenue in the amount of the charges billed to the sponsor. We have no loss contingencies or ongoing obligation associated with frequent guest programs beyond what is paid to the brand owner following a guest’s stay.

We recognize revenue from the sale of condominium units using the completed contract method.

Foreign Currency Translation — Results of operations for our Canadian hotels are maintained in Canadian dollars and translated using the weighted average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in accumulated other comprehensive income and were $15.4 million and $27.5 million as of December 31, 2008 and 2007, respectively.

          Capitalized Cost — We capitalize interest and certain other costs, such as property taxes, land leases, and property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. We cease capitalizing these costs to projects when construction is substantially complete. Such costs capitalized in 2008, 2007 and 2006, were $6.8 million, $12.5 million and $10.6 million, respectively.

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

          For all years presented, our Series A cumulative preferred stock, or Series A preferred stock, if converted to common shares, would be antidilutive; accordingly, we do not assume conversion of the Series A preferred stock in the computation of diluted earnings per share.

2.   Summary of Significant Accounting Policies — (continued)

          Stock Compensation ( In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123(R), “Share-Based Payment”. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for (i) all stock awards granted after the required date of adoption and to (ii) awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as such previous awards continue to vest. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective application. The adoption of this standard did not have a material impact on our consolidated financial statements.

Derivatives ( We record derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and the nature of the hedging activity.

Segment Information ( SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one operating segment.

          Distributions and Dividends — We declared aggregate common dividends of $0.85 and $1.20 per share in 2008 and 2007, respectively. We suspended payment of our quarterly common dividend in December 2008 in light of the deepening recession, the attendant impact on our industry and FelCor, and the severe contraction in the capital markets. Our Board of Directors will determine the amount of future common and preferred dividends for each quarter, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements. We have paid regular quarterly dividends on our preferred stock in accordance with our preferred stock dividend requirements. Our ability to make distributions is dependent on our receipt of quarterly distributions from FelCor LP, and FelCor LP’s ability to make distributions is dependent upon the results of operations of our hotels.

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

2.   Summary of Significant Accounting Policies — (continued)

On January 1, 2007 we adopted the provisions of FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Under FIN 48, we determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, “Accounting for Income Taxes.” We recorded no cumulative effect as a result of our adoption of FIN 48 on January 1, 2007.

3.	Investment in Hotels

Investment in hotels at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Building and improvements	$2,251,052	$2,307,726
Furniture, fixtures and equipment	580,797	502,348
Land	233,558	235,058
Construction in progress	29,890	49,389
	3,095,297	3,094,521
Accumulated depreciation	(816,271)	(694,464)
	$2,279,026	$2,400,057

          In 2008, we wrote off fully depreciated furniture, fixtures and equipment aggregating approximately $14.6 million.

          We invested $143 million and $228 million in additions and improvements to our consolidated hotels during the years ended December 31, 2008 and 2007, respectively.

4.	Acquisitions of Hotels

In December 2007, we acquired the Renaissance Esmeralda Resort & Spa in Indian Wells, California and the Renaissance Vinoy Resort & Golf Club in St. Petersburg, Florida. The fair values, at the date of acquisition, of the assets acquired and liabilities assumed were based on appraisals and valuation studies performed by management. The following summarizes the fair values of assets acquired and liabilities assumed in connection with these acquisitions:

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

          The following unaudited pro forma financial data for the years ended 2007 and 2006 are presented to illustrate the estimated effects of these acquisitions as if they had occurred as of the beginning of each of the periods presented. The pro forma information includes adjustments for the results of operations for operating properties (operating expenses, depreciation and amortization and interest expense). The following unaudited pro forma financial data is not necessarily indicative of the results of operations if the acquisition had been completed on the assumed date (in thousands):

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

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Impairment Charges – (continued)

A hotel held for investment is tested for impairment whenever changes in circumstances indicate its carrying value may not be recoverable. The test is conducted using the undiscounted cash flows for the shorter of the estimated remaining holding periods or the useful life of the hotel. When testing for recoverability of hotels held for investment, we use projected cash flows over the expected hold period. Those hotels held for investment that fail the impairment test described in SFAS 144 are written down to their then current estimated fair value, before any selling expense, and continue to be depreciated over their remaining useful lives.

          We test hotels held for sale for impairment each reporting period and record them at the lower of their carrying amounts or fair value less costs to sell. Once we designate a hotel as held for sale it is not depreciated. We did not have any hotels designated as held for sale at December 31, 2008 or 2007.

When determining fair value for purposes of determining impairment we use a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets in specific markets. The cash flows used for determining fair values are discounted using a reasonable capitalization rate, or as earlier noted, based on the local market conditions using recent sales of similar assets. In some cases, we are able to establish fair value based on credible offers received from prospective buyers.

          In 2008, we identified eight hotels as candidates to be sold (of which three no longer are identified as candidates for sale and five hotels remain sale candidates), thereby reducing our estimated remaining hold period for these hotels. We tested these eight hotels for impairment under the provisions of SFAS No. 144 using undiscounted estimated cash flows over a shortened estimated remaining hold period. Of the hotels tested, four failed the test under SFAS No. 144 which resulted in $53.8 million of impairment charges, during the nine months ended September 30, 2008, to write down these hotel assets to our then current estimate of their fair market value before selling expenses. As a result of the short-term hold period and the deterioration in the current market conditions, we tested our five remaining sale candidate hotels for impairment in the fourth quarter of 2008, which resulted in an additional $15.7 million impairment charge on two hotels that failed the test. The remaining five hotels identified as candidates for sale were included in continuing operations because we do not believe it is probable that the hotels will be sold within the next 12 months. These hotels continue to be depreciated over their remaining useful lives.

          Because of triggering events in 2008 related to changes in the capital markets, drop in travel demand and the combined effect on our stock price, we tested all of our hotel assets to determine if further assessment for potential impairment was required for any of our hotels. We had one hotel with a short-term ground lease, in addition to the sale candidates noted above, fail this test. We determined the book value of this hotel was not fully recoverable, and as such, recorded a $38.5 million impairment charge under SFAS No. 144 (based on its then current value).

          In 2008, one of our unconsolidated investments recorded a $3.3 million impairment charge (of which our share was $1.7 million) under SFAS No. 144. We also recorded impairment charges of $11.0 million related to other-than-temporary declines in value of certain equity method investments. This includes an impairment charge of $6.6 million for one investment related to a hotel that we do not intend to sell. In accordance with APB 18, other-than temporary declines in fair value of our investment in unconsolidated entities result in reductions in the carrying value of these investments. We consider a decline in value in our equity method investments that is not estimated to recover within 12 months to be other-than-temporary.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Impairment Charges – (continued)

          In 2006, we recorded impairment charges of $16.5 million under SFAS 144. Of the 2006 charges, $9.3 million were related to our decision to designate seven hotels held for investment as non-strategic, $5.9 million related to a change in fair value estimates of hotels held for investment that we had previously designated as non-strategic, and $1.3 million related to charges necessary to record two non-strategic hotels as held for sale at the lower of their carrying amount or fair value less costs to sell at December 31, 2006. In 2007, we sold 11 non-strategic hotels for gross proceeds of $191.0 million.

          We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or if we shorten our contemplated holding period for certain of our hotels.

6.	Discontinued Operations

          The results of operations of the 11 hotels we sold in 2007 and the 31 hotels we sold in 2006 are presented in discontinued operations for the periods presented. We had no hotels held for sale at December 31, 2008 or 2007.

Results of operations for the hotels included in discontinued operations are as follows:

	Year Ended December 31,
	2008	2007	2006
Hotel operating revenue	$-	$26,522	$204,494
Operating expenses	(13)	(18,430)	(200,958)
Operating income (loss)	(13)	8,092	3,536
Direct interest costs, net	-	(14)	(1,206)
Loss on the early extinguishment of debt	-	(902)	(1,311)
Gain on sale, net of tax	1,193	27,988	43,180
Minority interests	(26)	(1,818)	(1,719)
Income from discontinued operations	$1,154	$33,346	$42,480

          In the third quarter of 2008, we recorded a revision in income tax related to prior year gains on sales of hotels, which resulted in additional gains of $1.2 million related to these sales.

          In 2007, we sold 11 hotels for aggregate gross proceeds of $191.0 million. We owned 100% ownership interests in 10 of these hotels and recorded a gain on sale of $28.0 million, which was net of approximately $1.8 million in taxes. With respect to one hotel sold in 2007, although the operating income and expenses were consolidated because of our majority ownership of the operating lessee, the hotel was owned by a 50% owned unconsolidated venture, and the venture recorded a gain of $15.6 million, of which we recorded our pro rata share as income from unconsolidated entities.  In 2006, we sold 31 hotels for aggregate gross proceeds of $514.4 million and recorded a net gain of $43.2 million, which was net of approximately $5.7 million in taxes.

          Impairment losses of $16.5 million are included in the operating expenses from discontinued operations for the year ending December 31, 2006.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          We owned 50% interests in joint venture entities that owned 17 hotels at December 31, 2008 and 2007. We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services, and lease three hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined financial information for our unconsolidated entities

(in thousands):

	December 31,
	2008	2007
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$290,504	$288,066
Total assets	$317,672	$319,295
Debt	$224,440	$188,356
Total liabilities	$233,296	$196,382
Equity	$84,376	$122,913

          Our unconsolidated entities’ debt at December 31, 2008, consisted entirely of non-recourse mortgage debt. In 2008, certain of our unconsolidated joint venture entities refinanced debt, increasing unconsolidated debt by $40.6 million.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Investment in Unconsolidated Entities — (continued)

          The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	2008		2007		2006
Total revenues	$90,113		$103,801		$83,766
Net income	$3,946	(a)	$38,908	(b)	$26,764

Net income attributable to FelCor	$1,973		$19,173		$13,382
Impairment loss	(11,038	)(c)	-		-
Additional gain on sale related to basis difference	-		3,336	(b)	-
Tax related to sale of asset by venture	-		(310	)(d)	-
Depreciation of cost in excess of book value	(1,867)		(1,842)		(1,845)
Equity in income (loss) from unconsolidated entities	$(10,932)		$20,357		$11,537

(a)	Includes a $3.3 million impairment charge recorded by one of our joint ventures under the provisions of SFAS 144.
(b)

In the first quarter of 2007, a 50% owned joint venture entity sold its Embassy Suites Hotel in Covina, California. The sale of this hotel resulted in a gain of $15.6 million for this venture. Our basis in this unconsolidated hotel was lower than the venture’s basis, resulting in an additional gain on sale.

(c)	Represents an $11.0 million impairment charge related to other-than-temporary declines in fair value related to certain unconsolidated entities pursuant to APB18.
(d)	In the third quarter of 2007, a 50% owned joint venture entity sold its Hampton Inn in Hays, Kansas for an insignificant book gain. This sale caused FelCor to incur a $0.3 million tax obligation.

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	2008	2007
Hotel related investments	$31,102	$52,491
Cost in excess of book value of hotel investments	51,933	62,746
Land and condominium investments	11,471	12,036
	$94,506	$127,273

          The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	2008	2007	2006
Hotel related investments	$(10,366)	$20,500	$11,568
Other investments	(566)	(143)	(31)
Equity in income (loss) from unconsolidated entities	$(10,932)	$20,357	$11,537

          In 2008, a 50%-owned joint venture refinanced a non-recourse loan secured by eight unconsolidated hotels. Of the $140 million in gross proceeds, $87 million were used to repay maturing debt, and the balance was either retained in the joint venture or distributed to the joint venture partners.

          In 2008, a 50%-owned joint venture repaid (with contributions from the joint venturers) a maturing $12.0 million non-recourse loan secured by one hotel. Our contribution was $6.0 million.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Debt

Debt at December 31, 2008 and 2007 consisted of the following (in thousands):

		Interest Rate at		Balance Outstanding
	Encumbered	December 31,		December 31,
	Hotels	2008	Maturity Date	2008	2007
Senior term notes	none	8.50%(a)	June 2011	$299,414	$299,163
Senior term notes	none	L + 1.875	December 2011	215,000	215,000
Line of credit(b)	none	L + 0.80	August 2011	113,000	-
Other	none	-	July 2008	-	8,350
Total line of credit and senior debt(c)		5.53		627,414	522,513

Mortgage debt	12 hotels	L + 0.93(d)	November 2011(e)	250,000	250,000
Mortgage debt	2 hotels	L + 1.55(f)	May 2012(g)	176,267	175,980
Mortgage debt	8 hotels	8.70	May 2010	162,250	165,981
Mortgage debt	7 hotels	7.32	April 2009	117,131	120,827
Mortgage debt	6 hotels	8.73	May 2010	116,285	119,568
Mortgage debt	5 hotels	6.66	June - August 2014	72,517	73,988
Mortgage debt	2 hotels	6.15	June 2009	14,641	15,099
Mortgage debt	1 hotel	5.81	July 2016	12,137	12,509
Mortgage debt	-	-	August 2008	-	15,500
Other	1 hotel	various	various	3,044	3,642
Total mortgage debt(c)	44 hotels	5.03		924,272	953,094
Total		5.23%		$1,551,686	$1,475,607

(a)

Effective February 13, our senior notes were rated B1 and B+ by Moody’s Investor Service and Standard & Poor’s Rating Services, respectively. As a result, the interest rate on $300 million of our Senior Notes due 2011 was increased by 50 basis points to 9.0%. When either Moody’s or Standard & Poor’s increases our senior note ratings, the interest rate will decrease to 8.5%.

(b)

We have a $250 million line of credit, of which we had $113 million outstanding at December 31, 2008. The interest rate can range from 80 to 150 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement.

(c)	Interest rates are calculated based on the weighted average debt outstanding at December 31, 2008.
(d)	We have purchased an interest rate cap at 7.8% that expires in November 2009 for the notional amount of this debt.
(e)

The maturity date assumes that we will exercise the two remaining successive one-year extension options that permit, at our sole discretion, the current November 2009 maturity to be extended to 2011. In July 2008, we exercised our first one-year option to extend the maturity to November 2009, and we expect to exercise the remaining options when timely.

(f)	We have purchased interest rate caps at 6.25% that expire in May 2009 for $177 million aggregate notional amounts.
(g)

The maturity date assumes that we will exercise three successive one-year extension options that permit, at our sole discretion, the original May 2009 maturity to be extended to 2012, and we expect to exercise the options when timely.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt — (continued)

          Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become significantly more expensive and difficult to obtain, if available at all. In addition, the overall weakness in the U.S. economy, has resulted in considerable negative pressure on both consumer and business spending (this includes increased emphasis in cost containment with focus on travel and entertainment limitations). We anticipate that lodging demand will not improve, and will likely weaken further, until current economic trends reverse course, particularly the weakened overall economy and illiquid credit markets.

We have agreed in principle on the material terms of a new $200 million term loan, which would be secured by first mortgages on eight currently unencumbered hotels and, assuming all extension options are exercised, will not mature until 2013. This loan would not be subject to any corporate financial covenants and would only be recourse to the borrower, a to-be-formed wholly-owned subsidiary. The material terms of this loan have been approved by JPMorgan Securities Inc. as lead arranger, and JPMorgan Chase Bank, N.A. as administrative agent, which will provide a portion of the loan.  Proceeds from this loan will be used for general working capital purposes and to repay the outstanding balance on our line of credit (which will be cancelled upon repayment).  We expect to close this new loan, subject to other lenders’ approval, documentation, due diligence and customary conditions, by the end of April.

Our line of credit contains certain restrictive financial covenants, such as a minimum leverage ratio (65%), a minimum fixed charge coverage ratio (1.5 to 1.0), and a minimum unencumbered leverage ratio (60%). At the date of this filing we were in compliance with all of these covenants. Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. If current financial market conditions persist and our business continues to deteriorate, we may breach one or more of our financial covenants.

If we are unable to repay our line of credit, and we breach one or more of these financial covenants, we would be in default, which could allow the lenders to demand payment of all amounts outstanding under our line of credit. Additionally, a demand for payment following a financial covenant default by our lenders constitutes an event of default under the indentures governing our senior notes, which in turn, could accelerate our obligation to repay the amounts outstanding under our senior notes. While we believe that we will successfully close our new secured term loan, as discussed above, we have several other alternatives available to ensure continued compliance with our financial covenants or repay our line of credit, including identifying other sources of debt or equity financing, selling unencumbered hotels and/or implementing additional cost cutting measures. Of course, we can provide no assurance that we will be able to close our new secured term loan, identify additional sources of debt or equity financing or sell hotels on terms that are favorable or otherwise acceptable to us.

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

At December 31, 2008, we had $113 million in borrowings under our line of credit. The interest rate on our line can range from 80 to 150 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement. The interest rate on our line of credit was LIBOR plus 0.80% at December 31, 2008.

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

At December 31, 2008, we had aggregate mortgage indebtedness, of approximately $924.3 million that was secured by 44 of our consolidated hotels with an aggregate book value of approximately $1.4 billion. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions.

We have $132 million of non-recourse mortgage debt, in the aggregate, that matures in 2009.  Of this debt, a $117 million loan, secured by seven hotels, matures in April 2009.  At the time of this filing we have agreed in principle on the material terms to refinance this loan for five years with Prudential Mortgage Capital, one of the current lenders (with respect to which we have paid a non-refundable $300,000 portion of the origination fee) and are negotiating final documentation. We expect to close the refinancing prior to maturity, subject to documentation, due diligence and customary conditions.  We have a variety of financing alternatives in the unlikely event that we are unable to refinance this loan. We also have two other non-recourse mortgage loans aggregating $15 million, secured by two hotels, that mature in 2009; we expect to repay these loans through a combination of cash on hand and borrowings.

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

With respect to the mortgage debt for two hotels, all cash from the hotels in excess of operating expenses, taxes, insurance and capital expenditure reserves is subject to lock-box arrangements. In each case, the lender holds lock-box funds that are first applied to meet current debt service obligations and any excess funds are held in the lock box account until the relevant hotel meets or exceeds a debt service coverage ratio of 1.1:1. At December 31, 2008, the debt service coverage ratio for both hotels was above 1.1:1.

          In December 2007, we assumed two existing loans in the original aggregate principal amount of $177.3 million in connection with our acquisition of two hotels. The interest rate on both loans is 155 basis points over the one-month LIBOR. Each loan is non-recourse to us and secured by a mortgage on its respective property. Both loans mature on May 1, 2009 unless extended, solely at our option, for three successive one-year terms, and may be prepaid at any time with no penalty or premium owed.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt — (continued)

In late 2007, we were notified that a AAA money market fund in which we had invested approximately $8.4 million had ceased honoring redemption requests and would liquidate its investments over approximately a six-month period. In order to ensure that our liquidity would not be impaired as a consequence, an affiliate of the fund sponsor provided us with a short-term loan at a rate approximately equal to our earnings rate on the fund. Through December 31, 2008, we received redemptions aggregating $6.2 million and repaid the short-term loan. We have recorded losses related to this fund of $0.6 million and have $1.6 million remaining receivable at December 31, 2008.

We reported interest income of $1.6 million, $6.4 million and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, which is included in net interest expense. We capitalized interest of $1.4 million, $4.8 million and $4.9 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

          In connection with our 2006 repayment of $290 million senior floating rate notes, we unwound the floating to fixed interest rate swaps associated with these notes. Termination of these interest rate swaps resulted in a gain of approximately $1.7 million, which was recorded in the fourth quarter 2006.

          The early retirement of certain indebtedness in 2006, resulted in net charges related to debt extinguishment of approximately $15.6 million.

In connection with the early debt retirement in 2006, we recorded $17.3 million of expense.

Future scheduled principal payments on debt obligations at December 31, 2008, are as follows (in thousands):

Year
2009	$142,712	(a)
2010	274,014
2011	881,029	(b)
2012	179,640	(c)
2013	2,590
2014 and thereafter	73,245
	1,553,230
Discount accretion over term	(1,544)
	$1,551,686

(a)

We have $132 million of non-recourse mortgage debt, in the aggregate, that matures in 2009.  Of this debt, a $117 million loan, secured by seven hotels, matures in April 2009.  At the time of this filing we have agreed in principle on the material terms to refinance this loan for five years with Prudential Mortgage Capital, one of the current lenders (with respect to which we have paid a non-refundable $300,000 portion of the origination fee) and are negotiating final documentation. We expect to close the refinancing prior to maturity.  We have a variety of financing alternatives in the unlikely event that we are unable to refinance this loan. We also have two other non-recourse mortgage loans aggregating $15 million, secured by two hotels, that mature in 2009; we expect to repay these loans through a combination of cash on hand and borrowings.

(b)	Assumes the extension through November 2011, at our option, of $250 million debt with a current maturity of November 2009.
(c)	Assumes the extension through May 2012, at our option, of $176 million debt with a current maturity of May 2009.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Derivatives

          On the date we enter into a derivative contract, we designate the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). For a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. Consequently, our earnings reflect the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At December 31, 2008, we did not have any outstanding hedges.

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

The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. Our interest rate swaps reduced interest expense by $1.2 million during the year ended December 31, 2006. We did not own any interest rate swaps in 2008 or 2007.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Derivatives — (continued)

          To fulfill requirements under certain loans, we owned interest rate caps with aggregate notional amounts of $427.2 million as of December 31, 2008 and 2007. These interest rate cap agreements have not been designated as hedges, and have insignificant fair values at December 31, 2008 and 2007, resulting in no significant net earnings impact.

11.	Fair Value of Financial Instruments

          SFAS 107 requires disclosures about the fair value of all financial instruments, whether or not recognized for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2008. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly traded debt is based on observable market data, and our debt that is not traded publicly is based on estimated effective borrowing rates for debt with similar terms, loan to estimated fair value and remaining maturities (the estimated fair value of our debt was $1.3 billion at December 31, 2008); and (iii) short-term non-cash investments included in other assets ($1.6 million at December 31, 2008) are carried at estimated market value, which approximates our original cost basis at December 31, 2008.

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

We account for income taxes in accordance with the provisions of SFAS 109, “Accounting for Income Taxes.”Under SFAS 109, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes — (continued)

Reconciliation between our TRS’s GAAP net income (loss) and taxable gain (loss):

          The following table reconciles our TRS’s GAAP net income (loss) to taxable income (loss) for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
GAAP consolidated net income (loss)	$(119,245)	$89,039	$51,045
GAAP net loss (income) from REIT operations	84,287	(75,688)	(54,894)
GAAP net income (loss) of taxable subsidiaries	(34,958)	13,351	(3,849)
Impairment loss not deductible for tax	-	-	7,206
Tax gain (loss) in excess of book gains on sale of hotels	(346)	2,928	116,308
Depreciation and amortization(a)	(482)	(2,410)	(3,379)
Employee benefits not deductible for tax	(4,224)	(5,107)	(1,537)
Other book/tax differences	(8)	2,514	(1,653)
Tax gain (loss) of taxable subsidiaries	$(40,018)	$11,276	$113,096

(a)	The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.
  Summary of TRS’s net deferred tax asset:

At December 31, 2008 and 2007, our TRS had a deferred tax asset, on which we had a 100% valuation allowance, primarily comprised of the following (in thousands):

	2008	2007
Accumulated net operating losses of our TRS	$130,765	$115,565
Tax property basis in excess of book	1,350	444
Accrued employee benefits not deductible for tax	5,565	7,170
Bad debt allowance not deductible for tax	198	117
Gross deferred tax assets	137,878	123,296
Valuation allowance	(137,878)	(123,296)
Deferred tax asset after valuation allowance	$-	$-

     We have provided a valuation allowance against our deferred tax asset at December 31, 2008 and 2007, that results in no net deferred tax asset at December 31, 2008 and 2007 due to the uncertainty of realization (because of historical operating losses). Accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations. At December 31, 2008, the TRS had net operating loss carryforwards for federal income tax purposes of $344.1 million, which are available to offset future taxable income, if any, through 2026.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes — (continued)

Reconciliation between REIT GAAP net income (loss) and taxable income:

     The following table reconciles REIT GAAP net income (loss) to taxable income for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
GAAP net income (loss) from REIT operations	$(84,287)	$75,688	$54,894
Book/tax differences, net:
Depreciation and amortization(a)	(21,927)	(9,246)	(2,995)
Minority interests	(2,889)	(339)	(1,444)
Equity in loss from unconsolidated entities	12,696	-	-
Tax loss in excess of book gains on sale of hotels	-	427	(19,869)
Impairment loss not deductible for tax	107,963	-	9,268
Accrued liquidated damages	11,060	-	-
Other	704	(618)	(445)
Taxable income subject to distribution requirement(b)	$23,320	$65,912	$39,409

(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.
(b)	The dividend distribution requirement is 90%.

Characterization of distributions:

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2008, 2007 and 2006, distributions paid per share were characterized as follows:

	2008			2007		2006
	Amount		%	Amount	%	Amount	%
Common Stock
Ordinary income	$0.85		100.00	$0.860	71.63	$0.188	23.45
Return of capital	-		-	0.340	28.37	0.612	76.55
	$0.85		100.00	$1.200	100.00	$0.800	100.00

Preferred Stock – Series A
Ordinary income	$1.463	(a)	100.00	$1.95	100.00	$1.95	100.00
Return of capital	-		-	-	-	-	-
	$1.463		100.00	$1.95	100.00	$1.95	100.00

Preferred Stock – Series C
Ordinary income	$1.50	(a)	100.00	$2.00	100.00	$2.00	100.00
Return of capital	-		-	-	-	-	-
	$1.50		100.00	$2.00	100.00	$2.00	100.00

(a)	The fourth quarter 2008 preferred distributions paid January 31, 2009, were treated as 2009 distributions for tax purposes.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Capital Stock

          At December 31, 2008, we had $600 million of common stock, preferred stock, and/or common stock warrants available for offerings under a shelf registration statement previously declared effective.

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

          Our 8% Series C Cumulative Redeemable preferred stock, or Series C preferred stock, bears an annual cumulative dividend of 8% of the liquidation preference (equivalent to $2.00 per depositary share). We may call the Series C preferred stock and the corresponding depositary shares at $25 per depositary share. These shares have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any of our other securities. The Series C preferred stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share).

          Accrued dividends payable on our Series A and Series C preferred stock aggregating $8.5 million at December 31, 2008, were paid in January 2009.

FelCor LP Units

          We are the sole general partner of FelCor LP and are obligated to contribute the net proceeds from any issuance of our equity securities to FelCor LP in exchange for units of partnership interest, or Units, corresponding in number and terms to the equity securities issued by us. Units of limited partner interest may also be issued by FelCor LP to third parties in exchange for cash or property, and Units so issued to third parties are redeemable at the option of the holders thereof for a like number of shares of our common stock or, at our option, for the cash equivalent thereof. During 2008, 2007 and 2006, 1,057,928 Units, 1,245 Units, and 1,407,524 Units, respectively, were exchanged for a like number of common shares issued from treasury stock.

14.	Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Room revenue	$885,404	$830,979	$809,466
Food and beverage revenue	179,056	136,793	129,200
Other operating departments	62,333	51,023	52,293

Total hotel operating revenues	$1,126,793	$1,018,795	$990,959

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs – (continued)

          Nearly 100% of our revenue in all periods presented was comprised of hotel operating revenues, which includes room revenue, food and beverage revenue, and revenue from other operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remainder of our revenue was from condominium management fee income and other sources.

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

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Room	$217,434	$204,426	$199,283
Food and beverage	137,243	104,086	97,012
Other operating departments	28,148	20,924	23,436

Total hotel departmental expenses	$382,825	$329,436	$319,731

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Hotel general and administrative expense	$98,358	$86,884	$87,451
Marketing	91,204	84,286	81,113
Repair and maintenance	57,757	55,045	52,710
Utilities	55,659	49,002	49,027

Total other property operating costs	$302,978	$275,217	$270,301

          Hotel departmental expenses and other property operating costs include hotel compensation and benefit expenses of $333.2 million, $289.1 million, and $281.7 million for the year ended December 31, 2008, 2007 and 2006, respectively.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Taxes, Insurance and Lease Expense

          Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Operating lease expense (a)	$65,766	$70,695	$69,221
Real estate and other taxes	33,573	34,652	32,790
Property, general liability insurance and other	14,470	15,912	10,041

Total taxes, insurance and lease expense	$113,809	$121,259	$112,052

(a)

Includes hotel lease expense of $54.3 million, $61.7 million, $61.1 million, respectively, associated with 13 hotels in 2008, 2007 and 2006, respectively, owned by unconsolidated entities and leased to our consolidated lessees. Included in lease expense is $33.9 million, $37.0 million and $36.1 million in percentage rent for the year ended December 31, 2008, 2007 and 2006, respectively.

16.	Land Leases and Hotel Rent

          We lease land occupied by certain hotels from third parties under various operating leases that expire through 2089. Certain land leases contain contingent rent features based on gross revenue at the respective hotels. In addition, we recognize rent expense for 13 hotels that are owned by unconsolidated entities and are leased to our consolidated lessees. These leases expire through 2014 and require the payment of base rents and contingent rent based on revenues at the respective hotels. Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2008, were as follows (in thousands):

Year
2009	$33,831
2010	31,922
2011	31,443
2012	30,473
2013	12,705
2014 and thereafter	216,631
$357,005

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

	2008	2007	2006
Numerator:
Income (loss) from continuing operations	$(120,399)	$55,693	$8,565
Less: Preferred dividends	(38,713)	(38,713)	(38,713)
Income (loss) from continuing operations applicable to common stockholders	(159,112)	16,980	(30,148)
Discontinued operations	1,154	33,346	42,480
Net income (loss) applicable to common stockholders	$(157,958)	$50,326	$12,332
Denominator:
Denominator for basic earnings (loss) per share	61,979	61,600	60,734
Denominator for diluted earnings (loss) per share	61,979	61,897	60,734
Earnings (loss) per share data:
Basic:
Income (loss) from continuing operations	$(2.57)	$0.28	$(0.50)
Discontinued operations	$0.02	$0.54	$0.70
Net income (loss)	$(2.55)	$0.82	$0.20
Diluted:
Income (loss) from continuing operations	$(2.57)	$0.27	$(0.50)
Discontinued operations	$0.02	$0.54	$0.70
Net income (loss)	$(2.55)	$0.81	0.20

          Securities that could potentially dilute basic earnings per share in the future that were not included in computation of diluted earnings (loss) per share, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	2008	2007	2006
Restricted shares granted but not vested	98	-	327
Series A convertible preferred shares	9,985	9,985	9,985

          Series A preferred dividends that would be excluded from net income (loss) applicable to common stockholders, if the Series A preferred shares were dilutive, were $25.1 million for all periods presented.

18.	Commitments, Contingencies and Related Party Transactions

     We shared the executive offices and certain employees with TCOR Holdings, LLC, successor to FelCor, Inc. (controlled by Thomas J. Corcoran, Jr., Chairman of our Board of Directors), and TCOR Holdings, LLC paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. Any such allocation of shared expenses must be approved by a majority of our independent directors. TCOR Holdings, LLC paid approximately $60,000 in 2008 and $50,000 in 2007 and 2006 for shared office costs.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments, Contingencies and Related Party Transactions – (continued)

Our property insurance has a $100,000 all risk deductible, a deductible of 5% of insured value for named windstorm coverage and a deductible of 2% to 5% of insured value for California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 60 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

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

Our hotels are operated under various management agreements that call for base management fees, which range from 2% of the hotel’s total revenue to the sum of 2% of the hotel’s total revenue plus 5% of the hotel’s room revenue and generally have an incentive provision related to the hotel’s profitability. In addition, the management agreements generally require us to invest approximately 3% to 5% of revenues for capital expenditures. The management agreements have terms from 5 to 20 years and generally have renewal options.

          The management agreements governing the operations of 37 of our Consolidated Hotels contain the right and license to operate the hotel under the specified brands. The remaining 48 Consolidated Hotels operated under franchise or license agreements that are separate from our management agreements. Typically, our franchise or license agreements provide for a license fee or royalty of 4% to 5% of room revenues. In the event we breach one of these agreements, in addition to losing the right to use the brand name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.

          In 2008, we identified two Holiday Inn hotels in Florida operating under management agreements with IHG as candidates to be sold.  These hotels were originally designated for redevelopment with condominiums, but market conditions in Florida no longer make these condominium projects feasible. We also determined that the major capital expenditures necessary to retain the Holiday Inn flags at these hotels were not in the best interests of our stockholders, given the shortened hold period for these hotels.  We have agreed with IHG that the management agreements for one hotel will be terminated June 30, 2009, and the other hotel will be terminated December 31, 2009.  Following termination (or earlier sale) of each hotel, we will be required to pay replacement management fees for up to one year and liquidated damages (net of any replacement management fees previously paid) at the end of that year;  or reinvest in another hotel to be managed by IHG and carrying an IHG brand.  Given the current state of the economy and the market for hotel acquisitions, sale of either hotel or substitution of a replacement hotel appears unlikely prior to the relevant dates, and we will likely have to pay IHG at least some portion of replacement management fees and/or liquidated damages. Liquidated damages are computed based on operating results of a hotel prior to termination, and we expect that the aggregate liability related to these hotels, if paid, could be approximately $11 million.  We have accrued the full amount of liquidated damages in 2008.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Supplemental Cash Flow Disclosure

          Accrued dividends payable on our common stock, Series A and Series C preferred stock aggregating $8.5 million and $30.5 million at December 31, 2008 and 2007, respectively, were paid in January of the following year.

          In 2008 and 2007, we allocated $20.2 million and $24,000, respectively, of minority interest to additional paid-in capital with regard to the exchange of 1,057,928 Units and 1,245 Units, respectively, for common stock.

Depreciation and amortization expense is comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Depreciation and amortization from continuing operations	$141,668	$110,751	$94,579
Depreciation and amortization from discontinued operations	-	14	15,695
Total depreciation and amortization expense	$141,668	$110,765	$110,274

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

          For the year ended December 31, 2008, our repayment of borrowings consisted of retirement of debt of $23.8 million, payments on our line of credit of $74 million and normal recurring principal payments of $13.9 million.

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

          We sponsor three restricted stock and stock option plans, or the Plans. We are authorized to issue 4,550,000 shares of common stock under the Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All outstanding options have 10-year contractual terms and vest either over four or five equal annual installments beginning in the year following the date of grant or 100% at the end of a four-year vesting term. Stock grants vest either over four or five equal annual installments or over a four year schedule including time based vesting and performance based vesting. Under the Plans, there were 1,710,429 shares remaining available for grant at December 31, 2008.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Stock Based Compensation Plans – (continued)

Stock Options

          A summary of the status of our non-qualified stock options under the Plans as of December 31, 2008, 2007 and 2006, and the changes during these years are presented in the following tables:

	2008		2007		2006
	No. Shares of Underlying Options	Weighted Average Exercise Prices	No. Shares of Underlying Options	Weighted Average Exercise Prices	No. Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the year	161,356	$21.11	598,366	$22.62	1,465,257	$23.41
Forfeited or expired	(121,356)	$22.13	(147,639)	$26.11	(726,891)	$25.56
Exercised	-	$ -	(289,371)	$21.68	(140,000)	$15.63
Outstanding at end of year	40,000	$18.05	161,356	$21.11	598,366	$22.62
Exercisable at end of year	40,000	$18.05	161,356	$21.11	598,366	$22.62

Options Exercisable and Outstanding
Range of Exercise Prices	Number Outstandingat 12/31/08	Wgtd. Avg. Life Remaining	Wgtd Avg. Exercise Price
$15.62 to $19.50	40,000	1.85	$18.05

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

Restricted Stock

          A summary of the status of our restricted stock grants as of December 31, 2008, 2007, and 2006, and the changes during these years are presented below:

	2008		2007		2006
	No. Shares	Weighted Average Fair Market Value at Grant	No. Shares	Weighted Average Fair Market Value at Grant	No. Shares	Weighted Average Fair Market Value at Grant
Outstanding at beginning of the year	2,329,230	$15.85	1,880,129	$14.56	1,549,206	$13.35
Granted(a):
With immediate vesting(b)	45,800	$12.20	24,100	$23.61	28,500	$19.78
With 4-year pro rata vesting	449,300	$12.20	454,600	$20.87	293,800	$18.71
With 5-year pro rata vesting	5,000	$12.20	5,000	$21.66	60,000	$21.64
Forfeited	-		(34,599)	$17.80	(51,377)	$13.23
Outstanding at end of year	2,829,330	$15.20	2,329,230	$15.85	1,880,129	$14.56
Vested at end of year	(1,483,976)	$14.09	(1,283,724)	$14.38	(1,108,866)	$14.14
Unvested at end of year	1,345,354	$16.44	1,045,506	$17.66	771,263	$15.16

(a)	All shares granted are issued out of treasury except for 19,200 of the restricted shares issued to directors during the year ended December 31, 2006.
(b)	Shares awarded to directors.

The unearned compensation cost of granted but unvested restricted stock as of December 31, 2008 was $12.5 million. The weighted average period over which this cost is to be amortized is approximately two years.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Employee Benefits

          We offer a 401(k) plan and health insurance benefits to our employees. Our matching contribution to our 401(k) plan aggregated $0.9 million for each of the periods presented. The cost of health insurance benefits were $0.9 million during 2008, $0.8 million during 2007, and $1.2 million during 2006.

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

The following table sets forth revenues for continuing operations, and investment in hotel assets represented by, the following geographical areas as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Revenue			Investment in Hotel Assets
	2008	2007	2006	2008	2007	2006
California	$258,748	$208,495	$195,056	$526,770	$547,451	$413,899
Texas	118,856	114,802	110,384	214,294	226,724	207,921
Florida	204,652	154,939	150,339	455,636	505,480	344,812
Georgia	58,345	59,198	58,745	126,851	126,896	122,227
Other states	456,566	452,730	447,081	904,105	928,378	905,352
Canada	32,609	31,720	29,433	51,370	65,128	50,074
Total	$1,129,776	$1,021,884	$991,038	$2,279,026	$2,400,057	$2,044,285

23.	Recently Issued Statements of Financial Accounting Standards

          In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement was effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is January 1, 2009. The adoption of this standard as it relates to financial assets and liabilities did not have a material impact on our financial position and results of operations, and we do not believe that the adoption of this standard on January 1, 2009 as it relates to non-financial assets and liabilities will have a material effect on our financial position and results of operations.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Recently Issued Statements of Financial Accounting Standards

          In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allowed for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement was effective for us on January 1, 2008. We did not make the one-time election upon adoption and therefore, we do not believe that the adoption of this standard will have a material effect on our financial position and results of operations.

          In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for us for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our prior practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

          In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS 160 will have a significant impact on our results of operations or financial position other than the recharacterization of minority interests.

          In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 was effective on January 1, 2009. We do not believe that the adoption of this standard will have a material effect on our financial position and results of operation.

24.	Quarterly Operating Results (unaudited)

          Our unaudited consolidated quarterly operating data for the years ended December 31, 2008 and 2007 follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data.

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

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$291,875	$306,168	$277,729	$254,004
Net income (loss) from continuing operations	$(12,460)	$23,262	$(42,807)	$(88,394)
Discontinued operations	$(13)	$-	$1,167	$-
Net income (loss)	$(12,473)	$23,262	$(41,640)	$(88,394)
Net income (loss) applicable to common stockholders	$(22,151)	$13,584	$(51,318)	$(98,073)
Comprehensive income (loss)	$(14,203)	$23,504	$(44,321)	$(96,257)
Basic and diluted per common share data:
Net income (loss) from continuing operations	$(0.36)	$0.22	$(0.85)	$(1.57)
Discontinued operations	$-	$-	$0.02	$-
Net income (loss)	$(0.36)	$0.22	$(0.83)	$(1.57)
Basic weighted average common shares outstanding	61,714	61,822	61,828	62,429
Diluted weighted average common shares outstanding	61,714	61,968	61,828	62,429

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$248,672	$266,244	$258,462	$248,506
Net income (loss) from continuing operations	$20,855	$29,384	$8,199	$(2,745)
Discontinued operations	$8,307	$25,792	$(206)	$(547)
Net income (loss)	$29,162	$55,176	$7,993	$(3,292)
Net income (loss) applicable to common stockholders	$19,484	$45,498	$(1,685)	$(12,971)
Comprehensive income (loss)	$29,495	$62,022	$12,872	$(3,739)
Basic and diluted per common share data:
Net income (loss) from continuing operations	$0.18	$0.32	$(0.02)	$(0.20)
Discontinued operations	$0.14	$0.41	$(0.01)	$(0.01)
Net income (loss)	$0.32	$0.73	$(0.03)	$(0.21)
Basic weighted average common shares outstanding	61,374	61,587	61,652	61,649
Diluted weighted average common shares outstanding	61,762	62,032	61,652	61,649

25.	Subsequent Events

          In January 2009, a 50%-owned joint venture sold the Ramada Hotel in Hays, Kansas for gross proceeds of $2.8 million. All proceeds from this sale were used to repay debt of this venture.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated			Life Upon
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Depreciation Buildings & Improvements	Year Opened	Date Acquired	Which Depreciation is Computed
Birmingham, AL (1)	$14,758	$2,843	$29,286	$-	$3,566	$2,843	$32,852	$35,695	$9,861	1987	1/3/1996	15 - 40 Yrs
Phoenix - Biltmore, AZ (1)	19,750	4,694	38,998	-	2,883	4,694	41,881	46,575	13,118	1985	1/3/1996	15 - 40 Yrs
Phoenix – Crescent, AZ (2)	22,751	3,608	29,583	-	1,719	3,608	31,302	34,910	8,915	1986	6/30/1997	15 - 40 Yrs
Phoenix – Tempe, AZ (1)	22,944	3,951	34,371	-	1,997	3,951	36,368	40,319	9,513	1986	5/4/1998	15 - 40 Yrs
Anaheim – North, CA (1)	23,595	2,548	14,832	-	1,785	2,548	16,617	19,165	5,161	1987	1/3/1996	15 - 40 Yrs
Dana Point – Doheny Beach, CA (3)	-	1,787	15,545	-	3,233	1,787	18,778	20,565	5,153	1992	2/21/1997	15 - 40 Yrs
Indian Wells – Esmeralda Resort & Spa, CA (4)	87,500	30,948	73,507	-	718	30,948	74,225	105,173	1,855	1989	12/16/2007	15 - 40 Yrs
Los Angeles – International Airport – South, CA (1)	-	2,660	17,997	-	1,572	2,660	19,569	22,229	6,728	1985	3/27/1996	15 - 40 Yrs
Milpitas – Silicon Valley, CA (1)	25,417	4,021	23,677	-	3,331	4,021	27,008	31,029	8,262	1987	1/3/1996	15 - 40 Yrs
Napa Valley, CA (1)	13,353	2,218	14,205	-	2,203	2,218	16,408	18,626	4,972	1985	5/8/1996	15 - 40 Yrs
Oxnard - Mandalay Beach – Hotel & Resort, CA (1)	-	2,930	22,125	-	5,205	2,930	27,330	30,260	8,038	1986	5/8/1996	15 - 40 Yrs
San Diego – On the Bay, CA (5)	-	-	68,229	-	7,469	-	75,698	75,698	22,230	1965	7/28/1998	15 - 40 Yrs
San Francisco – Airport/Burlingame, CA (1)	-	-	39,929	-	1,952	-	41,881	41,881	13,281	1986	11/6/1995	15 - 40 Yrs
San Francisco – Airport/South San Francisco, CA (1)	22,927	3,418	31,737	-	3,413	3,418	35,150	38,568	10,867	1988	1/3/1996	15 - 40 Yrs
San Francisco - Fisherman’s Wharf, CA (5)	-	-	61,883	-	2,696	-	64,579	64,579	28,367	1970	7/28/1998	15 - 40 Yrs
San Francisco –Hotel 480, CA (6)	-	8,466	73,684	(434)	20,259	8,032	93,943	101,975	20,477	1970	7/28/1998	15 - 40 Yrs
Santa Barbara – Goleta, CA (5)	-	1,683	14,647	4	1,564	1,687	16,211	17,898	4,013	1969	7/28/1998	15 - 40 Yrs
Santa Monica Beach – at the Pier, CA (5)	-	10,200	16,580	-	307	10,200	16,887	27,087	2,033	1967	3/11/2004	15 - 40 Yrs
Toronto - Airport, Canada (5)	-	-	21,041	-	10,425	-	31,466	31,466	8,759	1970	7/28/1998	15 - 40 Yrs
Toronto - Yorkdale, Canada (5)	-	1,566	13,633	391	9,734	1,957	23,367	25,324	6,878	1970	7/28/1998	15 - 40 Yrs
Wilmington, DE (7)	9,596	1,379	12,487	-	11,063	1,379	23,550	24,929	6,131	1972	3/20/1998	15 - 40 Yrs
Boca Raton, FL (1)	5,046	1,868	16,253	-	2,539	1,868	18,792	20,660	5,773	1989	2/28/1996	15 - 40 Yrs
Cocoa Beach – Oceanfront, FL (5)	-	2,285	19,892	7	13,609	2,292	33,501	35,793	10,403	1960	7/28/1998	15 - 40 Yrs
Deerfield Beach – Resort & Spa, FL (1)	28,420	4,523	29,443	68	5,501	4,591	34,944	39,535	10,170	1987	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – 17th Street, FL (1)	19,561	5,329	47,850	(163)	4,459	5,166	52,309	57,475	16,350	1986	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – Cypress Creek, FL (8)	10,954	3,009	26,177	-	2,106	3,009	28,283	31,292	7,494	1986	5/4/1998	15 - 40 Yrs
Jacksonville – Baymeadows, FL (1)	23,590	1,130	9,608	-	7,849	1,130	17,457	18,587	5,360	1986	7/28/1994	15 - 40 Yrs
Miami – International Airport, FL (1)	15,813	4,135	24,950	-	4,192	4,135	29,142	33,277	8,699	1983	7/28/1998	15 - 40 Yrs
Orlando – International Airport, FL (5)	9,082	2,549	22,188	6	3,006	2,555	25,194	27,749	6,757	1984	7/28/1998	15 - 40 Yrs
Orlando – International Drive Resort, FL (5)	-	5,108	44,460	13	10,211	5,121	54,671	59,792	15,218	1972	7/28/1998	15 - 40 Yrs
Orlando – International Drive South/Convention, FL (1)	22,329	1,632	13,870	-	3,015	1,632	16,885	18,517	5,708	1985	7/28/1994	15 - 40 Yrs
Orlando (North), FL (1)	-	1,673	14,218	(18)	8,170	1,655	22,388	24,043	7,442	1985	7/28/1994	15 - 40 Yrs
Orlando – Walt Disney World Resort, FL (3)	-	-	28,092	-	1,252	-	29,344	29,344	8,195	1987	7/28/1997	15 - 40 Yrs
St. Petersburg – Vinoy Resort & Golf Club, FL (4)	88,768	-	100,823	-	272	-	101,095	101,095	2,280	1925	12/16/07	15 - 40 Yrs
Tampa – Tampa Bay, FL (3)	12,950	2,142	18,639	1	2,642	2,143	21,281	23,424	6,091	1986	7/28/1997	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated			Life Upon
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Depreciation Buildings & Improvements	Year Opened	Date Acquired	Which Depreciation is Computed
Atlanta – Airport, GA (1)	12,503	2,568	22,342	-	2,817	2,568	25,159	27,727	6,356	1989	5/4/1998	15 - 40 Yrs
Atlanta – Buckhead, GA (1)	33,385	7,303	38,996	(300)	1,971	7,003	40,967	47,970	12,354	1988	10/17/1996	15 - 40 Yrs
Atlanta – Galleria, GA (8)	15,168	5,052	28,507	-	1,860	5,052	30,367	35,419	8,647	1990	6/30/1997	15 - 40 Yrs
Atlanta – Gateway-Atlanta Airport, GA (2)	-	5,113	22,857	-	1,560	5,113	24,417	29,530	6,743	1986	6/30/1997	15 - 40 Yrs
Chicago – Northshore/Deerfield (Northbrook), IL (1)	14,467	2,305	20,054	-	1,750	2,305	21,804	24,109	6,566	1987	6/20/1996	15 - 40 Yrs
Chicago – Gateway – O’Hare, IL (2)	21,066	8,178	37,043	-	3,969	8,178	41,012	49,190	11,125	1994	6/30/1997	15 - 40 Yrs
Indianapolis – North, IN (1)	12,137	5,125	13,821	-	6,529	5,125	20,350	25,475	8,963	1986	8/1/1996	15 - 40 Yrs
Lexington – Lexington Green, KY (9)	17,721	1,955	13,604	-	490	1,955	14,094	16,049	4,481	1987	1/10/1996	15 - 40 Yrs
Baton Rouge, LA (1)	9,488	2,350	19,092	1	1,876	2,351	20,968	23,319	6,558	1985	1/3/1996	15 - 40 Yrs
New Orleans – Convention Center, LA (1)	28,497	3,647	31,993	-	9,967	3,647	41,960	45,607	14,504	1984	12/1/1994	15 - 40 Yrs
New Orleans – French Quarter, LA (5)	-	-	50,732	14	8,839	14	59,571	59,585	15,577	1969	7/28/1998	15 - 40 Yrs
Boston – at Beacon Hill, MA (5)	-	-	45,192	-	8,693	-	53,885	53,885	17,109	1968	7/28/1998	15 - 40 Yrs
Boston – Marlborough, MA (1)	17,893	948	8,143	761	14,158	1,709	22,301	24,010	6,573	1988	6/30/1995	15 - 40 Yrs
Baltimore – at BWI Airport, MD (1)	22,277	2,568	22,433	(2)	3,088	2,566	25,521	28,087	7,307	1987	3/20/1997	15 - 40 Yrs
Bloomington, MN (1)	18,350	2,038	17,731	-	2,978	2,038	20,709	22,747	5,619	1980	2/1/1997	15 - 40 Yrs
Minneapolis – Airport, MN (1)	18,741	5,417	36,508	24	2,042	5,441	38,550	43,991	12,152	1986	11/6/1995	15 - 40 Yrs
St Paul – Downtown, MN (1)	2,760	1,156	17,315	-	1,526	1,156	18,841	19,997	5,823	1983	11/15/1995	15 - 40 Yrs
Charlotte – SouthPark, NC (3)	-	1,458	12,681	-	2,593	1,458	15,274	16,732	2,703	N/A	7/12/2002	15 - 40 Yrs
Raleigh/Durham, NC (3)	17,290	2,124	18,476	-	2,131	2,124	20,607	22,731	5,739	1987	7/28/1997	15 - 40 Yrs
Piscataway – Somerset, NJ (1)	18,092	1,755	17,563	-	2,219	1,755	19,782	21,537	6,120	1988	1/10/1996	15 - 40 Yrs
Philadelphia – Historic District, PA (5)	-	3,164	27,535	7	9,125	3,171	36,660	39,831	10,299	1972	7/28/1998	15 - 40 Yrs
Philadelphia – Society Hill, PA (2)	28,650	4,542	45,121	-	4,728	4,542	49,849	54,391	13,659	1986	10/1/1997	15 - 40 Yrs
Pittsburgh – at University Center (Oakland), PA (5)	-	-	25,031	-	2,925	-	27,956	27,956	7,439	1988	11/1/1998	15 - 40 Yrs
Charleston – Mills House, SC (5)	25,538	3,251	28,295	7	4,520	3,258	32,815	36,073	7,776	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach – Oceanfront Resort, SC (1)	-	2,940	24,988	-	4,203	2,940	29,191	32,131	8,208	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (10)	-	9,000	19,844	6	27,292	9,006	47,136	56,142	5,543	1974	7/23/2002	15 - 40 Yrs
Nashville – Airport – Opryland Area, TN (1)	-	1,118	9,506	-	1,250	1,118	10,756	11,874	4,324	1985	7/28/1994	15 - 40 Yrs
Nashville – Opryland – Airport (Briley Parkway), TN (5)	-	-	27,734	-	3,209	-	30,943	30,943	9,985	1981	7/28/1998	15 - 40 Yrs
Austin, TX (3)	8,903	2,508	21,908	-	2,764	2,508	24,672	27,180	7,217	1987	3/20/1997	15 - 40 Yrs
Corpus Christi, TX (1)	4,659	1,113	9,618	51	4,461	1,164	14,079	15,243	4,092	1984	7/19/1995	15 - 40 Yrs
Dallas – DFW International Airport South, TX (1)	19,302	4,041	35,156	-	1,121	4,041	36,277	40,318	9,499	1985	7/28/1998	15 - 40 Yrs
Dallas – Love Field, TX (1)	16,500	1,934	16,674	-	3,189	1,934	19,863	21,797	6,149	1986	3/29/1995	15 - 40 Yrs
Dallas – Market Center, TX (1)	-	2,560	23,751	-	2,311	2,560	26,062	28,622	7,160	1980	6/30/1997	15 - 40 Yrs
Dallas – Park Central, TX (11)	-	4,513	43,125	762	7,265	5,275	50,390	55,665	13,817	1983	6/30/1997	15 - 40 Yrs
Houston - Medical Center, TX (12)	-	-	22,027	5	4,475	5	26,502	26,507	6,432	1984	7/28/1998	15 - 40 Yrs
San Antonio - International Airport, TX (5)	23,800	3,351	29,168	(185)	3,777	3,166	32,945	36,111	8,750	1981	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (2)	17,696	3,136	27,283	(2)	2,602	3,134	29,885	33,019	8,000	1967	12/4/1997	15 - 40 Yrs
	$923,987	$232,534	$2,016,286	$1,024	$336,190	$233,558	$2,352,476	$2,586,034	$629,920

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Embassy Suites Hotel	(7) Doubletree
(2) Sheraton	(8) Sheraton Suites
(3) Doubletree Guest Suites	(9) Hilton Suites
(4) Renaissance Resort	(10)Hilton
(5) Holiday Inn	(11)Westin
(6) Hotel 480	(12)Holiday Inn & Suites

	Year Ended December 31,
	2008	2007	2006
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$2,542,784	$2,262,354	$3,331,708
Additions during period:
Acquisitions	-	205,278	-
Improvements	43,250	75,152	18,434
Deductions during period:
Sale of properties	-	-	(812,222)
Hotels held for sale	-	-	(275,566)
Balance at end of period before impairment charges	2,586,034	2,542,784	2,262,354
Cumulative impairment charges on real estate assets owned at end of period	(101,424)	-	-

Balance at end of period	$2,484,610	$2,542,784	$2,262,354

Reconciliation of Accumulated Depreciation
Balance at beginning of period	$567,954	$503,145	$646,484
Additions during period:
Depreciation for the period	61,966	64,809	51,318
Deductions during period:
Sale of properties	-	-	(144,686)
Hotels held for sale	-	-	(49,971)

Balance at end of period	$629,920	$567,954	$503,145

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

          Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2008, our internal control over financial reporting is effective, based on those criteria.

          The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears on page 57 of this Annual Report.

Item 9B.	Other Information

None.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART III -- OTHER INFORMATION

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

          The information called for by this Item is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

          The information called for by this Item is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information called for by this Item is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, or in Item 5 of this Annual Report for the year ended December 31, 2008, and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

             The information called for by this Item is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

             The information called for by this Item is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following is a list of documents filed as a part of this report:

(1)	Financial Statements.

Included herein at pages 56 through 91.

(2)	Financial Statement Schedules.

The following financial statement schedule is included herein at pages 92 through 94.

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

3.1

Articles of Amendment and Restatement dated June 22, 1995, amending and restating the Charter of FelCor Lodging Trust Incorporated (“FelCor”), as amended or supplemented by Articles of Merger dated June 23, 1995, Articles Supplementary dated April 30, 1996, Articles of Amendment dated August 8, 1996, Articles of Amendment dated June 16, 1997, Articles of Amendment dated October 30, 1997, Articles Supplementary filed May 6, 1998, Articles of Merger and Articles of Amendment dated July 27, 1998, Certificate of Correction dated March 11, 1999, Certificate of Correction to the Articles of Merger between FelCor and Bristol Hotel Company, dated August 30, 1999, Articles Supplementary, dated April 1, 2002, Certificate of Correction, dated March 29, 2004, to Articles Supplementary filed May 2, 1996, Articles Supplementary filed April 2, 2004, A rticles Supplementary filed August 20, 2004, Articles Supplementary filed April 6, 2005, and Articles Supplementary filed August 29, 2005 (filed as Exhibit 4.1 to FelCor’s Registration Statement on Form S-3 (Registration No. 333-128862) and incorporated herein by reference).

3.2	Bylaws of FelCor Lodging Trust Incorporated (filed as Exhibit 4.2 to FelCor’s Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).

4.1	Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

4.2	Form of Share Certificate for $1.95 Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.4 to FelCor’s Form 8-K, dated May 1, 1996, and incorporated herein by reference).

4.3

Form of Share Certificate for 8% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 4.10.1 to FelCor’s Form 8-K, dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

4.4

Deposit Agreement, dated April 7, 2005, between FelCor and SunTrust Bank, as preferred share depositary (filed as Exhibit 4.11.1 to FelCor’s Current Report on Form 8-K dated April 6, 2005, and filed on April 11, 2005, and incorporated herein by reference).

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.4.1

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

4.6.1

First Supplemental Indenture, dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 (Registration File No. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.6.2

Second Supplemental Indenture, dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9.2 to FelCor’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference).

4.6.3

Third Supplemental Indenture, dated as of January 25, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantors named therein and SunTrust Bank, as trustee (filed as Exhibit 4.9.3 to FelCor’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) and incorporated herein by reference).

4.6.4

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

4.6.5

Fifth Supplemental Indenture, dated as of August 16, 2007, by and among FelCor LP as issuer, FelCor and the other Guarantors named therein, FelCor Holdings Trust as pledgor and U.S. Bank National Association, as successor to SunTrust Bank, as trustee (filed as Exhibit 4.8.5 to FelCor’s Annual report on Form 10-K, for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”) and incorporated herein by reference).

4.7

Indenture dated October 31, 2006 by and among FelCor LP, FelCor, certain subsidiary guarantors named therein, FelCor Holdings Trust, as pledgor, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to FelCor’s Form 8-K dated October 26, 2006, and filed on November 1, 2006, and incorporated herein by reference).

4.7.1

First Supplemental Indenture, dated as of December 31, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantor named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.9.1 to the 2006 Form 10-K and incorporated herein by reference).

4.7.2

Second Supplemental Indenture, dated as of August 16, 2007, by and among FelCor LP as issuer, FelCor and the other Guarantors named therein, FelCor Holdings Trust as pledgor and U.S. Bank National Association, as trustee (filed as Exhibit 4.9.2 to the 2007 Form 10-K and incorporated herein by reference)..

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.6.1

Letter Agreement dated March 1, 2008 between Thomas J. Corcoran, Jr. and FelCor Lodging Trust Incorporated (filed as Exhibit 101 to FelCor’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

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

10.9	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.10	1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-66041) and incorporated herein by reference).

10.11	2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to the 2002 Form 10-K and incorporated herein by reference).

10.12	Form of Nonstatutory Stock Option Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.16 to the 2004 Form 10-K and incorporated herein by reference).

10.13	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference).

10.14

FelCor Lodging Trust Incorporated 2005 Restricted Stock and Stock Option Plan as amended (filed as Exhibit 4.4 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-151066) and incorporated herein by reference).

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.15

Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor applicable to grants in 2005 and thereafter (filed as Exhibit 10.33 to FelCor’s Form 8-K dated April 26, 2005, and filed on May 2, 2005, and incorporated herein by reference).

10.16	Form of Indemnification Agreement (filed as Exhibit 10.1 to FelCor’s Form 8-K dated November 9, 2006, and filed on November 13, 2006, and incorporated herein by reference).

10.17	Summary of Annual Compensation Program for Directors of FelCor (filed as Exhibit 10.18 to the 2004 Form 10-K and incorporated herein by reference).

10.18

Summary of 2007 Performance Criteria for Annual Incentive Bonus Award Program (filed as Exhibit 99.1 to FelCor’s Form 8-K, dated February 27, 2007, and filed on March 5, 2007 and incorporated herein by reference).

10.18.1

Summary of FelCor Lodging Trust Incorporated Annual Equity Incentive Compensation Program (filed as Exhibit 10.2 to FelCor’s Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).

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

10.20.3

Form of fourteen separate Promissory Notes, each dated April 20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each separately payable to the order of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, respectively, in the respective original principal amounts of $13,500,000 (Phoenix (Crescent), Arizona), $13,500,000 (Phoenix (Crescent), Arizona), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia), $12,500,000 (Chicago O’Hare Airport, Illinois), $12,500,000 (Chicago O’Hare Airport, Illinois), $3,500,000 (Lexington, Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000 (Philadelphia Society Hill, Philadelphia), $17,000,000 (Philadelphia Society Hill, Philadelphia), $10,500,000 (South Burlington, Vermont) and $ 10,500,000 (South Burlington, Vermont) (filed as Exhibit 10.24.2 to the June 2000 10-Q and incorporated herein by reference).

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.22.2

Form of Mortgage, Renewal Mortgage, Deed of Trust, Deed to Secure Debt, Indemnity Deed of Trust and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, from FelCor/JPM Wilmington Hotel, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., FelCor/JPM Austin Holdings, L.P., DJONT/JPM Austin Leasing, L.P., FelCor/JPM Orlando Hotel, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., FCH/DT BWI Holdings, L.P., FCH/DT BWI Hotel, L.L.C. and DJONT/JPM BWI Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary (filed as Exhibit 10.34.1 to FelCor’s Form 10-Q for the quarter e nded June 30, 2004, and incorporated herein by reference).

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

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.25.1

Loan Agreement, dated as of November 10, 2006, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender, relating to a $250 million loan from lender to borrower (filed as Exhibit 10.35.1 to the 2006 Form 10-K and incorporated herein by reference).

10.25.1.1

First Amendment to Loan Agreement and Other Loan Documents, dated as of January 31, 2007, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender (filed as Exhibit 10.35.1.1 to the 2006 Form 10-K and incorporated herein by reference).

10.25.2

Form of Mortgage, Deed of Trust and Security Agreement, each dated as of November 10, 2006, from FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, in favor of Bank of America, N.A., as lender, each covering a separate hotel and securing the Mortgage Loan (filed as Exhibit 10.35.2 to the 2006 Form 10-K and incorporated herein by reference).

10.25.3

Form of Amended and Restated Promissory Note, each dated as of January 31, 2007, made by FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C. payable to the order of either Bank of America, N.A. or JPMorgan Chase Bank, N.A., as lender, in the original aggregate principal amount of $250 million (filed as Exhibit 10.35.3 to the 2006 Form 10-K and incorporated herein by reference).

10.25.4

Guaranty of Recourse Obligations of Borrower, dated as of November 10, 2006, made by FelCor LP in favor of Bank of America, N.A (filed as Exhibit 10.35.4 to the 2006 Form 10-K and incorporated herein by reference).

10.26.1

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

10.26.2

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

10.26.3

Reaffirmation of Pledge Agreement dated August 16, 2007 by FelCor Holdings Trust in favor of JPMorgan Chase Bank, N.A., as collateral agent (filed as Exhibit 10.3 to the August 21 Form 8-K and incorporated herein by reference).

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.26.4

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

10.27.1

Assumption Agreement dated December 14, 2007 by Greenwich Capital Financial Products, Inc., WSRH Indian Wells, L.L.C., FelCor Esmeralda (SPE), L.L.C. and FelCor Esmeralda Leasing (SPE), L.L.C. (filed as Exhibit 10.28.1 to the 2007 Form 10-K and incorporated herein by reference).

10.27.2

Amended and Restated Loan Agreement dated December 14, 2007 between FelCor Esmeralda (SPE), L.L.C. and FelCor Esmeralda Leasing (SPE), L.L.C., as borrowers, and Greenwich Financial Products, Inc., as lender (filed as Exhibit 10.28.2 to the 2007 Form 10-K and incorporated herein by reference).

10.27.3

Amended and Restated Promissory Note dated December 14, 2007, in the amount of $87,975,000, made by FelCor Esmeralda (SPE), L.L.C. and FelCor Esmeralda Leasing (SPE), L.L.C., as borrower, in favor of Greenwich Capital Financial Products, Inc., as lender (filed as Exhibit 10.28.3 to the 2007 Form 10-K and incorporated herein by reference)..

10.27.4

Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated December 14, 2007 by FelCor Esmeralda (SPE), L.L.C. and FelCor Esmeralda Leasing (SPE), L.L.C., as trustors, to First American Title Insurance Company, as trustee, and Greenwich Capital Financial Products, Inc., as lender(filed as Exhibit 10.28.4 to the 2007 Form 10-K and incorporated herein by reference). .

10.28.1

Assumption Agreement dated December 14, 2007 by Greenwich Capital Financial Products, Inc., WSRH VSP, L.P., FelCor St. Pete (SPE), L.L.C. and FelCor St. Pete Leasing (SPE), L.L.C. (filed as Exhibit 10.29.1 to the 2007 Form 10-K and incorporated herein by reference).

10.28.2

Second Amended and Restated Loan Agreement dated December 14, 2007 between FelCor St. Pete (SPE), L.L.C. and FelCor St. Pete Leasing (SPE), L.L.C., as borrowers, and Greenwich Financial Products, Inc., as lender (filed as Exhibit 10.29.2 to the 2007 Form 10-K and incorporated herein by reference)..

10.28.3

Second Amended and Restated Promissory Note dated December 14, 2007, in the amount of $89,250,000, made by FelCor St. Pete (SPE), L.L.C. and FelCor St. Pete Leasing (SPE), L.L.C., as borrower, in favor of Greenwich Capital Financial Products, Inc., as lender (filed as Exhibit 10.29.3 to the 2007 Form 10-K and incorporated herein by reference)..

10.28.4

Second Amended and Restated Leasehold Mortgage, Security Agreement and Fixture Filing dated December 14, 2007 by FelCor St. Pete (SPE), L.L.C. and FelCor St. Pete Leasing (SPE), L.L.C., as borrower, and Greenwich Capital Financial Products, Inc., as lender (filed as Exhibit 10.29.4 to the 2007 Form 10-K and incorporated herein by reference)..

21*	List of Subsidiaries of FelCor.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

----------------------

*Filed herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

By:	/s/ Jonathan H. Yellen
Jonathan H. Yellen
Executive Vice President

Date:	February 27, 2009

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature
February 27, 2009	/s/ Richard A. Smith
Richard A. Smith President and Director (Chief Executive Officer)
February 27, 2009	/s/ Andrew J. Welch
Andrew J. Welch Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 27, 2009	/s/ Lester C. Johnson
Lester C. Johnson Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 27, 2009	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 27, 2009	/s/ Melinda J. Bush
Melinda J. Bush, Director
February 27, 2009	/s/ Robert F. Cotter
Robert F. Cotter, Director
February 27, 2009	/s/ Richard S. Ellwood
Richard S. Ellwood, Director
February 27, 2009	/s/ Thomas C. Hendrick
Thomas C. Hendrick, Director
February 27, 2009	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
February 27, 2009	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 27, 2009	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
February 27, 2009	/s/ Mark D. Rozells
Mark D. Rozells, Director