Form 10-Q
period 2009-06-30
FelCor Lodging Trust Inc
filed 2009-08-06
CIK 923603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes                                                                              ☑ No

          The number of shares of Common Stock, par value $.01 per share, of FelCor Lodging Trust Incorporated outstanding on July 31, 2009 was 64,687,752.

FELCOR LODGING TRUST INCORPORATED

INDEX

Page

PART I. – FINANCIAL INFORMATION

Item I. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
General	20
Financial Comparison	21
Results of Operations	21
Non-GAAP Financial Measures	24
Pro Rata Share of Rooms Owned	27
Hotel Portfolio Composition	28
Hotel Operating Statistics	29
Hotel Portfolio	31
Liquidity and Capital Resources	33
Inflation	36
Seasonality	36
Disclosure Regarding Forward-Looking Statements	36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

PART II. – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 6. Exhibits	39

SIGNATURE	40

PART I. -- FINANCIAL INFORMATION

Item I.	Financial Statements

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Investment in hotels, net of accumulated depreciation of $885,794 at June 30, 2009 and $816,271 at December 31, 2008	$2,249,297	$2,279,026
Investment in unconsolidated entities	87,536	94,506
Cash and cash equivalents	118,508	50,187
Restricted cash	17,610	13,213
Accounts receivable, net of allowance for doubtful accounts of $296 at June 30, 2009 and $521 at December 31, 2008	33,022	35,240
Deferred expenses, net of accumulated amortization of $11,443 at June 30, 2009 and $13,087 at December 31, 2008	11,006	5,556
Other assets	40,356	34,541
Total assets	$2,557,335	$2,512,269

LIABILITIES AND EQUITY
Debt, net of discount of $1,274 at June 30, 2009 and $1,544 at December 31, 2008	$1,636,561	$1,551,686
Preferred distributions payable	18,223	8,545
Accrued expenses and other liabilities	130,220	132,604
Total liabilities	1,785,004	1,692,835
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP at redemption value, 296 units issued and outstanding at June 30, 2009 and December 31, 2008	728	545
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at June 30, 2009 and December 31, 2008	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at June 30, 2009 and December 31, 2008	169,412	169,412
Common stock, $.01 par value, 200,000 shares authorized and 69,413 shares issued and outstanding, including shares in treasury, at June 30, 2009 and December 31, 2008	694	694
Additional paid-in capital	2,036,615	2,045,482
Accumulated other comprehensive income	17,786	15,347
Accumulated deficit	(1,697,602)	(1,645,947)
Less: Common stock in treasury, at cost, of 4,723 shares at June 30, 2009 and 5,189 shares at December 31, 2008	(88,361)	(99,245)
Total FelCor stockholders’ equity	747,906	795,105
Noncontrolling interests in other partnerships	23,697	23,784
Total equity	771,603	818,889
Total liabilities and equity	$2,557,335	$2,512,269

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2009 and 2008

(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Hotel operating revenue	$241,580	$305,237	$475,582	$596,784
Other revenue	988	931	1,274	1,259
Total revenues	242,568	306,168	476,856	598,043

Expenses:
Hotel departmental expenses	83,858	100,137	165,436	197,263
Other property related costs	65,912	76,574	133,219	153,699
Management and franchise fees	11,410	15,973	22,917	31,875
Taxes, insurance and lease expense	25,025	28,862	50,056	58,166
Corporate expenses	5,236	4,864	11,358	11,691
Depreciation and amortization	36,657	35,072	74,042	68,840
Impairment loss	-	-	1,368	17,131
Other expenses	1,801	900	2,497	1,833
Total operating expenses	229,899	262,382	460,893	540,498

Operating income	12,669	43,786	15,963	57,545
Interest expense, net	(22,782)	(24,769)	(44,074)	(50,772)
Charges related to debt extinguishment	(594)	-	(594)	-
Income (loss) before equity in income (loss) from unconsolidated entities	(10,707)	19,017	(28,705)	6,773
Equity in income (loss) from unconsolidated entities	(261)	2,331	(3,685)	1,709
Gain on involuntary conversion	-	3,095	-	3,095
Income (loss) from continuing operations	(10,968)	24,443	(32,390)	11,577
Discontinued operations	-	-	-	(13)
Net income (loss)	(10,968)	24,443	(32,390)	11,564
Net loss (income) attributable to noncontrolling interests in other partnerships	(324)	(890)	(108)	(961)
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	97	(291)	239	186
Net income (loss) attributable to FelCor	(11,195)	23,262	(32,259)	10,789
Preferred dividends	(9,678)	(9,678)	(19,356)	(19,356)
Net income (loss) applicable to FelCor common stockholders	$(20,873)	$13,584	$(51,615)	$(8,567)

Basic and diluted per common share data:
Net income (loss) from continuing operations attributable to FelCor common stockholders	$(0.33)	$0.21	$(0.82)	$(0.15)
Net income (loss) attributable to FelCor common stockholders	$(0.33)	$0.21	$(0.82)	$(0.15)
Basic and diluted weighted average common shares outstanding	63,101	61,822	63,132	61,819
Cash dividends declared on common stock	$-	$0.35	$-	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2009 and 2008

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(10,968)	$24,443	$(32,390)	$11,564
Foreign currency translation adjustment	4,159	242	2,450	(1,488)
Comprehensive income (loss)	(6,809)	24,685	(29,940)	10,076
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	(324)	(890)	(108)	(961)
Comprehensive loss (income) attributable to redeemable noncontrolling interests in FelCor LP	78	(296)	228	218
Comprehensive income (loss) attributable to FelCor	$(7,055)	$23,499	$(29,820)	$9,333

The accompanying notes are an integral part of these consolidated financial statements

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2008 and the Six Months Ended June 30, 2009

(unaudited, in thousands)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Interests in Other Partnerships	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2007	12,948	$478,774	69,413	$694	$2,053,761	$26,871	$(1,434,393)	$(128,504)	$25,264		$1,022,467
Issuance of stock awards	-	-	-	-	(9,013)	-	-	9,572	-		559
Amortization of stock awards	-	-	-	-	4,943	-	-	-	-		4,943
Forfeiture of stock awards	-	-	-	-	-	-	-	(548)	-		(548)
Conversion of operating partnership units into common shares	-	-	-	-	(20,235)	-	-	20,235	-		-
Allocation to redeemable noncontrolling interests	-	-	-	-	16,064	329	-	-	-		16,393
Costs related to shelf registration	-	-	-	-	(38)	-	-	-	-		(38)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	-	565		565
Distribution to noncontrolling interests	-	-	-	-	-	-	-	-	(3,236)		(3,236)
Dividends declared:
$0.85 per common share	-	-	-	-	-	-	(53,596)	-	-		(53,596)
$1.95 per Series A preferred share	-	-	-	-	-	-	(25,117)	-	-		(25,117)
$2.00 per Series C depositary preferred share	-	-	-	-	-	-	(13,596)	-	-		(13,596)
Comprehensive loss:
Foreign exchange tra nslation	-	-	-	-	-	(11,853)	-	-	-	$(11,853)
Net loss	-	-	-	-	-	-	(119,245)	-	1,191	(118,054)
Comprehensive loss										$(129,907)	(129,907)
Balance at December 31, 2008	12,948	478,774	69,413	694	2,045,482	15,347	(1,645,947)	(99,245)	23,784		818,889
Issuance of stock awards	-	-	-	-	(11,054)	-	-	11,070	-		16
Amortization of stock awards	-	-	-	-	2,702	-	-	-	-		2,702
Forfeiture of stock awards	-	-	-	-	63	-	-	(186)	-		(123)
Allocation to redeemable noncontrolling interests	-	-	-	-	(410)	-	-	-	-		(410)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	-	362		362
Distribution to noncontrolling interests	-	-	-	-	-	-	-	-	(725)		(725)
Other	-	-	-	-	(168)	-	(40)	-	168		(40)
Preferred dividends accrued:
$0.975 per Series A preferred share	-	-	-	-	-	-	(12,558)	-	-		(12,558)
$1.00 per Series C depositary preferred share	-	-	-	-	-	-	(6,798)	-	-		(6,798)
Comprehensive loss:
Foreign exchange translation	-	-	-	-	-	2,439	-	-	-	$2,439
Net loss	-	-	-	-	-	-	(32,259)	-	108	(32,151)
Comprehensive loss										$(29,712)	(29,712)
Balance at June 30, 2009	12,948	$478,774	69,413	$694	$2,036,615	$17,786	$(1,697,602)	$(88,361)	$23,697		$771,603

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(32,390)	$11,564
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,042	68,840
Gain on involuntary conversion	-	(3,095)
Amortization of deferred financing fees and debt discount	1,722	1,459
Amortization of unearned officers’ and directors’ compensation	2,802	2,722
Equity in loss (income) from unconsolidated entities	3,685	(1,709)
Distributions of income from unconsolidated entities	1,388	1,344
Charges related to debt extinguishment	594	-
Impairment loss on hotels	1,368	17,131
Changes in assets and liabilities:
Accounts receivable	(751)	(7,688)
Restricted cash – operations	(676)	(1,337)
Other assets	(8,302)	4,219
Accrued expenses and other liabilities	3,075	4,103
Net cash flow provided by operating activities	46,557	97,553
Cash flows from investing activities:
Improvements and additions to hotels	(45,539)	(73,625)
Additions to condominium project	(88)	(510)
Proceeds received from property damage insurance	-	2,005
Decrease in restricted cash – investing	(1,255)	(1)
Redemption of investment securities	632	3,560
Cash distributions from unconsolidated entities	3,200	21,608
Capital contribution to unconsolidated entities	(409)	(5,995)
Net cash flow used in investing activities	(43,459)	(52,958)
Cash flows from financing activities:
Proceeds from borrowings	418,382	103,258
Repayment of borrowings	(336,243)	(68,599)
Payment of deferred financing fees	(7,343)	(7)
Distributions paid to other partnerships’ noncontrolling interests	(725)	(1,944)
Contributions from noncontrolling interests	362	537
Distributions paid to redeemable noncontrolling interests in FelCor LP	-	(939)
Distributions paid to preferred stockholders	(9,678)	(19,356)
Distributions paid to common stockholders	-	(44,066)
Net cash flow provided by (used in) financing activities	64,755	(31,116)
Effect of exchange rate changes on cash	468	(226)
Net change in cash and cash equivalents	68,321	13,253
Cash and cash equivalents at beginning of periods	50,187	57,609
Cash and cash equivalents at end of periods	$118,508	$70,862

Supplemental cash flow information – interest paid	$43,187	$52,426

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. We are the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 87 hotels with approximately 25,000 rooms and suites at June 30, 2009.

Of the 87 hotels in which we had an ownership interest at June 30, 2009, we owned a 100% interest in 66 hotels, a 90% or greater interest in entities owning four hotels, an 81% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 15 hotels. We leased 86 of our hotels to operating lessees and one 50%-owned hotel is operated without a lease.

We consolidate the operating lessees of 85 of our hotels (which we refer to as our Consolidated Hotels) in our statement of operations (i.e. we record 100% of hotel operating revenues and expenses before noncontrolling interests) because we have controlling interests in these operating lessees. Our Consolidated Hotels include lessees for 13 of the 15 hotels in which we had a 50% ownership interest at June 30, 2009 (because we own majority ownership interests in the operating lessees for these 13 hotels). We do not consolidate hotel operating revenues and expenses of our other two 50% owned hotels.

At June 30, 2009, we had 64,985,265 shares and units outstanding, consisting of 64,689,422 shares of FelCor common stock and 295,843 FelCor LP limited partnership units not owned by FelCor.           The following table illustrates the distribution of our 85 Consolidated Hotels among our various brands at June 30, 2009:

Brand	Hotels	Rooms
Embassy Suites Hotels®	47	12,132
Holiday Inn®	17	6,306
Sheraton® and Westin®	9	3,217
Doubletree®	7	1,471
Marriott® and Renaissance®	3	1,321
Hilton®	2	559
Total hotels	85

          At June 30, 2009, our Consolidated Hotels were located in the United States (83 hotels in 23 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (14 hotels) and Texas (11 hotels). Approximately 52% of our hotel room revenues were generated from hotels in these three states during 2009.

          At June 30, 2009, of our 85 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 17 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed nine hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, and (iv) independent management companies managed two hotels.

          Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. Our six-month period ended June 30, 2009 includes the results of operations for our Marriott-managed hotels for the twenty four-week period ended June 19, 2009.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

          The information in our consolidated financial statements for the three and six months ended June 30, 2009 and 2008 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2009 and 2008, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

          We owned 50% interests in joint ventures that owned 15 hotels at June 30, 2009 and 17 hotels at December 31, 2008. We also own a 50% interest in joint ventures that own real estate in Myrtle Beach, South Carolina, provide condominium management services and lease one hotel. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the depreciation of our excess basis in investment in unconsolidated entities when compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined financial information for our unconsolidated entities (in thousands):

	June 30, 2009	December 31, 2008
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$274,332	$290,504
Total assets	$293,146	$317,672
Debt	$200,478	$224,440
Total liabilities	$224,790	$233,296
Equity	$68,356	$84,376

Our unconsolidated entities’ debt at June 30, 2009 and December 31, 2008 consisted entirely of non-recourse mortgage debt.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities – (continued)

          The combined statement of operations information for our unconsolidated entities is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009		2008
Total revenues	$18,182	$27,010	$32,920		$45,953
Net income (loss)	$374	$5,465	$(1,425)		$5,286

Net income (loss) attributable to FelCor	$187	$2,798	$(703)		$2,643
Impairment loss	-	-	(2,068	)(a)	-
Depreciation of cost in excess of book value	(448)	(467)	(914)		(934)
Equity in income (loss) from unconsolidated entities	$(261)	$2,331	$(3,685)		$1,709

(a)

In the first quarter of 2009, one of our unconsolidated investments recorded an impairment charge for one of its held-for-sale assets under the provisions of SFAS 144. The SFAS 144 impairment recorded by the unconsolidated entity was based on a sales contract for one of the entity’s assets (a Level 1 input under SFAS 157) which closed on April 23, 2009. As a result of this charge, the net book value of the joint venture’s assets no longer supported the recovery of our investment. Therefore, we recorded an additional impairment charge to reduce our investment in this joint venture to zero. We have no obligation to provide this joint venture with future funding.

The components of our investment in unconsolidated entities are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Hotel-related investments	$22,996	$31,102
Cost in excess of book value of hotel investments	53,358	51,933
Land and condominium investments	11,182	11,471
	$87,536	$94,506

          The components of our equity in income (loss) from unconsolidated entities are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Hotel investments	$(371)	$2,071	$(3,196)	$2,103
Other investments	110	260	(489)	(394)
Equity in income (loss) from unconsolidated entities	$(261)	$2,331	$(3,685)	$1,709

          In 2009, a 50%-owned joint venture entity sold the Ramada Hotel in Hays, Kansas and the Holiday Inn in Salina, Kansas, for aggregate gross proceeds of $5.3 million. All proceeds from these sales were used to repay the associated mortgage debt.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt

Debt at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

				Balance Outstanding
	Encumbered	Interest Rate at		June 30,	December 31,
	Hotels	June 30, 2009	Maturity Date	2009	2008
Senior term notes	none	9.00%(a)	June 2011	$299,539	$299,414
Senior term notes	none	L + 1.875	December 2011	215,000	215,000
Line of credit(b)	none	-	-	-	113,000
Total line of credit and senior debt		6.50(c)		514,539	627,414

Mortgage debt	12 hotels	L + 0.93(d)	November 2011(e)	250,000	250,000
Mortgage debt(f)	9 hotels	L + 3.50(g)	August 2011(h)	200,800	-
Mortgage debt	2 hotels	L + 1.55(i)	May 2012(j)	176,411	176,267
Mortgage debt	8 hotels	8.70	May 2010	160,217	162,250
Mortgage debt(k)	7 hotels	9.02	April 2014	119,374	117,131
Mortgage debt	6 hotels	8.73	May 2010	114,533	116,285
Mortgage debt	5 hotels	6.66	June - August 2014	71,724	72,517
Mortgage debt	2 hotels	6.15	June 2009(l)	14,399	14,641
Mortgage debt	1 hotel	5.81	July 2016	11,941	12,137
Capital lease and other	1 hotel	9.70	various	2,623	3,044
Total mortgage debt	53 hotels	5.23(c)		1,122,022	924,272
Total		5.63%(c)		$1,636,561	$1,551,686

(a)

Our senior notes are currently rated B2 and B by Moody’s Investor Service and Standard & Poor’s Rating Services, respectively. As a result of rating downgrading of our senior notes, the interest rate on our fixed-rate senior notes was increased by 50 basis points to 9.0%, effective February 13, 2009. If either Moody’s or Standard & Poor’s increases our senior note ratings to Ba3 or BB-, respectively, the interest rate would decrease to 8.5%.

(b)	We terminated and repaid all outstanding obligations under our line of credit in the second quarter of 2009.
(c)	Interest rates are calculated based on the weighted average debt outstanding at June 30, 2009.
(d)	We have purchased an interest rate cap that caps LIBOR at 7.8% and expires in November 2009 for this notional amount.
(e)	The maturity date assumes that we will exercise the remaining two one-year extension options that permit, at our sole discretion, the current November 2009 maturity to be extended to 2011.
(f)	In June 2009, we entered into an agreement providing for a $200 million non-recourse term loan secured by nine hotels.
(g)	LIBOR for this loan is subject to a 2% floor.
(h)	This loan can be extended for as many as two years, subject to satisfying certain conditions that we expect to satisfy.
(i)	We have purchased interest rate caps (aggregate notional amounts of $177 million) that cap LIBOR at 6.5% and expire in May 2010.
(j)	We have exercised the first of three successive one-year extension options that extend, at our sole discretion, the maturity to 2012.
(k)	This debt was refinanced in March 2009.
(l)	These loans matured in June 2009 but remain unpaid and are in default. We have begun discussions with the special servicer to extend the maturity.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt – (continued)

          We reported interest expense of $22.8 million and $24.8 million for the three months ended June 30, 2009 and 2008, respectively, which is net of: (i) interest income of $0.1 million and $0.4 million, respectively, and (ii) capitalized interest of $0.2 million and $0.3 million, respectively. We reported interest expense of $44.1 million and $50.8 million for the six months ended June 30, 2009 and 2008, respectively, which is net of: (i) interest income of $0.3 million and $1.0 million, respectively, and (ii) capitalized interest of $0.4 million and $0.7 million, respectively.

In June 2009, we obtained a $200 million non-recourse term loan secured by nine hotels. This loan bears interest at LIBOR (subject to a 2% floor) plus 350 basis points and matures in 2011. This loan can be extended for as many as two years, subject to satisfying certain conditions that we expect to satisfy. We have the right to prepay the loan and/or obtain partial release of one or more of the mortgages, subject to certain conditions. The proceeds from this new loan will be used for general corporate purposes.

          In June 2009, we repaid the $128 million balance under our line of credit, which was then terminated. By terminating our line of credit, we eliminated certain restrictive corporate debt covenants. We wrote off loan costs of $594,000 associated with this facility.

In March 2009, we entered into a loan agreement with The Prudential Insurance Company of America secured by seven hotels.  The proceeds of the loan were used to repay the balance of an existing loan secured by the same properties that would have matured on April 1, 2009.  The new loan matures in 2014 and bears interest at 9.02%. We have the right to prepay the loan and/or obtain partial release of one or more of the mortgages, subject to certain conditions.

We have two non-recourse mortgage loans with an aggregate principal amount of $14 million (each secured by one hotel) that matured in June 2009 but remain unpaid and are in default. Although we have sufficient liquidity to repay these loans, we believe that using our available cash, under current circumstances, to repay these loans may not be prudent. These loans are serviced by a third-party servicer on behalf of the investors in a larger pool of loans that includes these loans. That servicer would not engage in discussions with us to extend the maturity dates unless and until the loans were in default; consequently, we withheld payment and permitted the loans to go into default. We have now begun negotiations with the special servicer to extend the maturity of these loans. We can provide no assurances that we will be able to extend the maturity of these loans on acceptable terms. If we are unsuccessful in our efforts to extend the maturity of these loans, we have the right to repay the amounts outstanding under either or both loans (in which case, we could then sell or refinance the hotels now or in the future) or, in the alternative, allow the lenders to foreclose on either hotel or both hotels.

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

Hotel operating revenue was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Room revenue	$190,388	$239,689	$373,388	$469,821
Food and beverage revenue	36,303	49,010	73,416	95,518
Other operating departments	14,889	16,538	28,778	31,445
Total hotel operating revenue	$241,580	$305,237	$475,582	$596,784

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

For the three and six-month periods ended June 30, 2009 and 2008, nearly all of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephones, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts, which are recorded as a bad debt expense. The remainder of our revenue was derived from other sources.

Hotel departmental expenses were comprised of the following (in thousands):

	Three Months Ended June 30,
	2009		2008
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$49,039	20.3%	$56,871	18.6%
Food and beverage	28,534	11.8	36,096	11.8
Other operating departments	6,285	2.6	7,170	2.4
Total hotel departmental expenses	$83,858	34.7%	$100,137	32.8%

	Six Months Ended June 30,
	2009		2008
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$95,539	20.1%	$111,523	18.7%
Food and beverage	57,405	12.1	71,542	12.0
Other operating departments	12,492	2.6	14,198	2.4
Total hotel departmental expenses	$165,436	34.8%	$197,263	33.1%

Other property operating costs were comprised of the following (in thousands):

	Three Months Ended June 30,
	2009		2008
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$20,998	8.7%	$24,887	8.2%
Marketing	20,032	8.3	24,052	7.9
Repair and maintenance	12,484	5.2	14,390	4.7
Utilities	12,398	5.1	13,245	4.3
Total other property operating costs	$65,912	27.3%	$76,574	25.1%

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

	Six Months Ended June 30,
	2009		2008
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$42,616	9.0%	$50,148	8.4%
Marketing	39,957	8.4	47,990	8.1
Repair and maintenance	25,468	5.3	29,151	4.9
Utilities	25,178	5.3	26,410	4.4
Total other property operating costs	$133,219	28.0%	$153,699	25.8%

          Hotel departmental expenses and other property operating costs include hotel employee compensation and benefit expenses of $73.6 million and $86.1 million for the three months ended June 30, 2009 and 2008, respectively, and $147.7 million and $170.8 million for the six months ended June 30, 2009 and 2008, respectively.

5.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating lease expense(a)	$13,291	$18,718	$25,538	$33,553
Real estate and other taxes	8,684	6,133	17,887	17,008
Property insurance, general liability insurance and other	3,050	4,011	6,631	7,605
Total taxes, insurance and lease expense	$25,025	$28,862	$50,056	$58,166

(a)

Includes 100% of the lease expense related to 13 of our 50% owned unconsolidated hotels (because we own majority ownership interests in their operating lessees) of $10.9 million and $15.7 million (paid to 13 of our unconsolidated, 50%-owned ventures) and $2.4 million and $3.0 million of ground lease expense for the three months ended June 30, 2009 and 2008, respectively, and lease expense related to our 51%-owned operating lessees of $21.0 million and $27.9 million (paid to 13 of our unconsolidated, 50%-owned ventures) and $4.6 million and $5.6 million of ground lease expense for the six months ended June 30, 2009 and 2008, respectively. Operating lease expense includes percentage rent (based on operating results) of $5.5 million and $10.8 million for the three months ended June 30, 2009 and 2008, respectively, and $9.9 million and $17.6 million, respectively, for the six months ended June 30, 2009 and 2008.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Impairment Charge

Our hotels comprise operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS No. 144 for purposes of determining impairment charges and reporting discontinued operations.

          During 2008, we identified eight hotels as candidates to be sold and tested them for impairment (three no longer are identified as candidates for sale and five hotels remain sale candidates). Of the hotels tested, two failed the test under SFAS No. 144. Accordingly, we wrote down these hotel assets to our then current estimate of their fair market value before selling expenses, which resulted in a $17.1 million impairment charge in the quarter ended March 31, 2008. During the quarter ended March 31, 2009, we recorded a $1.4 million impairment charge on one of the five remaining sale candidates based on a third-party offer to purchase (a Level 2 input under SFAS 157) at a price less than our previously estimated fair value. Under current market conditions, we do not consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale under SFAS 144) until a buyer has completed its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit. The hotels identified as sale candidates continue to be depreciated over their remaining useful lives.

          We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, or the economy or lodging industry weakens, or if we shorten our contemplated holding period for certain of our hotels.

7.	Gain on Involuntary Conversion

          During the second quarter of 2008, we reached a final settlement of insurance claims related to 2005 hurricane losses and realized a $3.1 million gain from involuntary conversion, as the final proceeds received exceeded our estimated basis in the assets requiring replacement.

8.	Income (Loss) Per Share

          For 2009, we adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in FASB Statement No. 128, “Earnings per Share” (“FAS 128”). In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. All prior-period earnings per share data presented below are adjusted retrospectively with no material impact.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income (Loss) Per Share – (continued)

The computation of basic and diluted income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations	$(10,968)	$24,443	$(32,390)	$11,577
Net income attributable to noncontrolling interests in other partnerships	(324)	(890)	(108)	(961)
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	97	(291)	239	186
Income (loss) from continuing operations attributable to FelCor	(11,195)	23,262	(32,259)	10,802
Less: Preferred dividends	(9,678)	(9,678)	(19,356)	(19,356)
Income (loss) from continuing operations applicable to FelCor common stockholders	(20,873)	13,584	(51,615)	(8,554)
Discontinued operations	-	-	-	(13)
Net income (loss) applicable to FelCor common stockholders	(20,873)	13,584	(51,615)	(8,567)
Less: Dividends paid on unvested restricted stock compensation	-	(457)	-	(943)
Numerator for basic and diluted income (loss) attributable to common stockholders	$(20,873)	$13,127	$(51,615)	$(9,510)
Denominator:
Denominator for basic and diluted income	63,101	61,822	63,132	61,819
Basic and diluted income (loss) per share data:
Income (loss) from continuing operations attributable to FelCor	$(0.33)	$0.21	$(0.82)	$(0.15)
Discontinued operations	$-	$-	$-	$-
Net income (loss) attributable to FelCor	$(0.33)	$0.21	$(0.82)	$(0.15)

          The following securities, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted income (loss) per share because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Series A convertible preferred shares	9,985	9,985	9,985	9,985

          Series A preferred dividends that would be excluded from net loss applicable to FelCor common stockholders, if these Series A preferred shares were dilutive, were $6.3 million for the three months ended both June 30, 2009 and 2008, and $12.6 million for the six months ended June 30, 2009 and 2008.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Suspension of Dividends

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

10.	Noncontrolling Interests

Effective January 1, 2009, we adopted the provisions of SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which establishes and expands accounting and reporting standards for minority interests (which are recharacterized as noncontrolling interests) in a subsidiary and the deconsolidation of a subsidiary. We have also adopted the recent revisions to EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” which became effective upon our adoption of SFAS 160. As a result of our adoption of these standards, amounts previously reported as minority interests in other partnerships on our balance sheets are now presented as noncontrolling interests in other partnerships within equity. There has been no change in the measurement of this line item from amounts previously reported. Minority interests in FelCor LP have also been recharacterized as noncontrolling interests, but because of the redemption feature of these units, have been included in the mezzanine section (between liabilities and equity) on the accompanying consolidated balance sheets. These units are redeemable at the option of the holders for a like number of shares of our common stock or, at our option, the cash equivalent thereof. Based on the requirements of D-98, the measurement of noncontrolling interests in FelCor LP is now presented at the fair value of the units as of the balance sheet date (based on our stock price as of the balance sheet date times the number of outstanding units). Previously, these interests were measured based on the noncontrolling interests in FelCor LP’s pro rata share of total common interests, in accordance with EITF 95-7. The revised presentation and measurement required by SFAS 160 and D-98 has been adopted retrospectively.

A reconciliation between the amounts previously reported and their current measurements at December 31, 2007 and 2008 are shown below (in thousands):

	Redeemable noncontrolling interests	Additional paid-in capital	Accumulated other comprehensive income
Balances at December 31, 2007, as previously reported	$11,398	$2,062,893	$27,450
Allocation to noncontrolling interests in FelCor LP	9,711	(9,132)	(579)
Adjusted balance as of December 31, 2007	$21,109	$2,053,761	$26,871

	Redeemable noncontrolling interests	Additional paid-in capital	Accumulated other comprehensive income
Balances at December 31, 2008, as previously reported	$1,458	$2,044,498	$15,418
Allocation to noncontrolling interests in FelCor LP	(913)	984	(71)
Adjusted balance as of December 31, 2008	$545	$2,045,482	$15,347

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Noncontrolling Interests – (continued)

          The changes in redeemable noncontrolling interests for the six months ended June 30, 2009 and year ended December 31, 2008, are shown below (in thousands):

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Balance at beginning of period	$545	$21,109
Redemption value allocation	411	(16,393)
Distributions	-	(1,559)
Comprehensive income (loss):
Foreign exchange translation	11	(179)
Net loss	(239)	(2,433)
Balance at end of period	$728	$545

        Also effective with the adoption of SFAS 160, previously reported minority interests have been recharacterized on the accompanying statement of operations to noncontrolling interests and placed below net income (loss) before arriving at net income (loss) attributable to FelCor.

11.	Fair Value of Financial Instruments

          In April 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We adopted this FSP in the second quarter of 2009. The disclosures about the fair value of all financial instruments are required whether or not recognized for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2009. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

          Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; and (ii) our publicly traded debt is based on observable market data, and our debt that is not traded publicly is based on estimated effective borrowing rates for debt with similar terms, loan to estimated fair value, and remaining maturities (the estimated fair value of our debt was $1.5 billion at June 30, 2009).

12.	Recently Issued Statements of Financial Accounting Standards

In April 2009, the FASB issued FASB Staff Position 157-4 which provides guidance on estimating fair values when the volume and level of activity for the asset and liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. If the weight of evidence indicates that the transaction is not orderly, a reporting entity shall place little, if any, weight on that transaction price when estimating fair value. We adopted this FSP in the second quarter of 2009 without any material impact on our financial position. This Staff Position could have a material effect on our financial position to the extent we are estimating fair values to be recorded in the financial statements for assets or liabilities in markets where the volume and activity for the asset or liability has significantly decreased.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Recently Issued Statements of Financial Accounting Standards – (continued)

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46R.” SFAS 167 amends FIN 46R to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (i) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement is effective for us on January 1, 2010. Earlier application is prohibited. We are currently evaluating the effect that adoption of this standard will have on our consolidated financial position and results of operations.

13.	Subsequent Events

We have performed an evaluation of subsequent events through August 6, 2009 (which is the date the financial statements were issued), and the results of this evaluation are appropriately reflected in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We entered 2009 in the midst of a recession that is continuing. In the first six months of 2009, the lodging industry continued to experience nationwide decreases in revenue per available room, or RevPAR (U.S. average RevPAR decreased 18.7% in the first six months of 2009). However, in spite of reduced RevPAR, our hotels increased portfolio market share by 2% in the second quarter of 2009. We believe the increase in market share is largely attributable to our recently completed comprehensive hotel renovation program, asset management and strong brand affiliations.

As lodging demand continues to slow in 2009, we continue to work closely with our brand-managers to implement extensive cost containment initiatives in the lower RevPAR environment. Many of our hotels have been able to reduce labor costs permanently, and all of our hotels have trimmed non-critical functions. These cost reductions have enabled us to minimize margin erosion at our hotels despite reduced hotel revenues.

We are focused on maintaining market share, protecting average daily rate, or ADR, preserving margins and managing our balance sheet.

•	In March 2009, we refinanced our $116 million Prudential loan maturing in 2009, with a new non-recourse term loan secured by the same seven hotels that matures in 2014.
•

In June 2009, we obtained a $200 million non-recourse term loan secured by nine hotels that matures in 2011. This loan can be extended for up to two years subject to satisfying certain conditions that we expect to satisfy.

•	In June 2009, we repaid and terminated our line of credit. By terminating our line of credit, we eliminated certain restrictive corporate debt covenants.
•

We have two non-recourse mortgage loans with an aggregate principal amount of $14 million (each secured by one hotel) that matured in June 2009 but remain unpaid. We have begun negotiations with the special servicer to extend the maturity of these loans. We can provide no assurances that we will be able to extend the maturity of these loans on acceptable terms. If we are unsuccessful in our efforts to extend the maturity of these loans, we have the right to repay the amounts outstanding under either or both loans (in which case, we could then sell or refinance the hotels now or in the future) or, in the alternative, allow the lenders to foreclose on either hotel or both hotels.

•	We are in preliminary discussions with current and potential lenders to modify and/or refinance all of our debt that will mature in 2010 and 2011.

          On April 1, 2009, our renovated San Francisco Marriott Union Square hotel began operating as a Marriott hotel, which had been operating as Hotel 480 during renovations that began in 2007. The renovations were comprehensive and included guest rooms, guest baths, guest corridors, meeting space, food and beverage outlets, public areas and building exterior. Second quarter RevPAR (under the Marriott flag) increased more than 21% at this hotel, compared to the prior year, and its market share increased by 82%, exceeding expectations. The market share index at this hotel was 109% in the second quarter compared to 79% in 2006 (prior to its renovation).

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

Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008	2009-2008	2009	2008	2009-2008
RevPAR	$84.01	$105.76	(20.6)%	$82.81	$103.66	(20.1)%
Hotel EBITDA(a)	$64,144	$97,353	(34.1)%	$120,849	$179,517	(32.7)%
Hotel EBITDA margin(a)	26.6%	31.9%	(16.6)%	25.4%	30.1%	(15.6)%
Net income (loss) attributable to FelCor(b)	$(11,195)	$23,262	(148.1)%	$(32,259)	$10,789	(399.0)%

____________

(a)

Hotel EBITDA and Hotel EBITDA margin are non-GAAP financial measures. A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section “Non-GAAP Financial Measures.”

(b)	The following amounts are included in net income (loss) attributable to FelCor (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Impairment loss	$-	$-	$(1,368)	$(17,131)
Impairment loss on unconsolidated hotels	-	-	(2,068)	-
Charges related to debt extinguishment	(594)	-	(594)	-
Gain on involuntary conversion	-	3,095	-	3,095
Conversion costs	(292)	(103)	(330)	(362)
Severance costs	(381)	-	(526)	-
Lease termination costs	(352)	-	(352)	-

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

For the three months ended June 30, 2009, we recorded a net loss applicable to common stockholders of $20.9 million, or $0.33 per share, compared to net income applicable to common stockholders of $13.6 million, or $0.21 per share, for the same period in 2008. The current year loss is attributable primarily to a 20.8% decrease in revenue compared to the same period in 2008. We were able to limit our margin loss in the second quarter of 2009 compared to the same period in 2008, primarily by reducing hotel labor costs by $12.6 million and reducing other costs associated with non-critical functions. Our hotel expenses decreased by 14.6% compared to second quarter 2008. Our 2008 net income also included a $3.1 million gain related to involuntary conversions from the final settlement of 2005 hurricane claims.

In the second quarter of 2009:

•

Total revenue was $242.6 million, a 20.8% decrease compared to the same period in 2008. The decrease in revenue is attributed principally to a 20.6% decrease in RevPAR, which was driven by a 10.1% decrease in occupancy and an 11.6% decrease in ADR.

•

Hotel departmental expenses decreased $16.3 million (16.3%) compared to the same period in 2008. As a percentage of total revenue, hotel departmental expenses increased from 32.7% to 34.6% compared to the same period in 2008. The $16.3 million expense reduction reflected: (i) the 10.1% decrease in occupancy; (ii) an $8.8 million decrease in labor costs, which included permanent reductions related to a decrease in hotel employees; (iii) a decrease in non-critical room expenses, such as guest transportation, in-room amenities, bath linen quantities, and newspaper service; and (iv) menu modifications in food and beverage.

•

Other property related costs decreased $10.7 million (13.9%) compared to the same period in 2008. As a percentage of total revenue, other property related costs increased from 25.0% to 27.2% compared to the same period in 2008. The $10.7 million expense reduction included: (i) a $3.7 million decrease in labor costs; (ii) a $3.3 million decrease in marketing assessments, credit card commissions and frequent guest expense (all of which reflect the decrease in revenue); (iii) a $1.9 million decrease in repairs and maintenance, partially attributed to our recently completed renovation program; and (iv) reductions in other non-critical expenses.

•

Management and franchise fees decreased $4.6 million compared to the same period in 2008, due to the decrease in revenues. As a percent of total revenue, franchise fees and base management fees remained essentially unchanged from 2008 to 2009 (both fees are based on a percentage of revenue). Incentive management fee expense decreased $1.7 million compared to the prior year. Incentive management fees are based on the profitability of the hotel operations, which significantly decreased from 2008 to 2009.

•

Taxes, insurance and lease expense decreased $3.8 million compared to the same period in 2008. This decrease was primarily related to a $4.9 million decrease in percentage rent, attributed to decreased revenue; a $1.0 million decrease in property and general liability insurance, attributed to improved insurance rates and claims experience; and a $1.1 million decrease in state franchise taxes and land leases, attributed to decreased revenue. This decrease was partially offset by a $3.1 million increase in real estate and other taxes, attributed to reduced property tax accruals in 2008. Taxes, insurance and lease expense increased as a percentage of total revenue from 9.4% to 10.3% compared to the same period in 2008.

•

Depreciation and amortization expense increased $1.6 million, compared to the same period in 2008, attributed to increased depreciation related to the $142.9 million of consolidated hotel capital expenditures incurred in 2008.

•

Other expenses increased $901,000, compared to the same period in 2008, primarily due to $381,000 of severance expenses from a reduction in the number of employees at our hotels and lease termination costs related to a $352,000 settlement to terminate one of our third-party restaurant lessees.

•

Net interest expense decreased $2.0 million compared to the same period in 2008. This decrease is primarily attributable to an 81 basis point decrease in the average interest rate for our floating rate debt, partially offset by a $50 million increase in our average debt outstanding, due in part to our new term loan.

•

Charges related to debt extinguishment. We repaid the $128 million balance under our line of credit and terminated this facility. In the second quarter of 2009, we wrote off deferred loan costs of $594,000 associated with the termination of this facility.

•

Equity in loss of unconsolidated entities was $261,000, compared to $2.3 million of equity in income from unconsolidated entities from the second quarter of 2008. This shift is primarily attributed to decreases in revenue at our unconsolidated hotels.

Comparison of the Six Months Ended June 30, 2009 and 2008

For the six months ended June 30, 2009, we recorded a $51.6 million net loss applicable to common stockholders, or $0.82 per share, compared to an $8.6 million net loss applicable to common stockholders, or $0.15 per share, for the same period in 2008. The increase in current year loss is attributable primarily to a 20.3% decrease in revenue compared to the same period in 2008. We were able to limit our margin loss in the first six months of 2009 compared to the first six months of 2008, primarily by reducing hotel labor costs by $23.0 million and reducing other costs associated with non-critical functions. Hotel expenses decreased 15.0% compared to first six months of 2008. The current year loss included impairment charges of $3.5 million ($1.4 million related to a consolidated hotel and $2.1 million related to an unconsolidated entity), while the prior year loss included a $17.1 million impairment charge on two consolidated hotels and a $3.1 million gain related to involuntary conversions from the final settlement of 2005 hurricane claims.

In the first six months of 2009:

•

Total revenue was $476.9 million, a 20.3% decrease compared to the same period in 2008. The decrease in revenue is attributed principally to a 20.1% decrease in RevPAR, which was driven by a 10.8% decrease in occupancy and a 10.4% decrease in ADR.

•

Hotel departmental expenses decreased $31.8 million (16.1%) compared to the same period in 2008. As a percentage of total revenue, hotel departmental expenses increased from 33.0% to 34.7% compared to the same period in 2008. The $31.8 million expense reduction reflects: (i) the 10.8% decrease in occupancy; (ii) a $16.5 million decrease in labor costs, which included permanent reductions related to a decrease in hotel employees; (iii) a decrease in non-critical room expenses, such as guest transportation, in-room amenities, bath linen quantities, and newspaper service; and (iv) menu modifications in food and beverage.

•

Other property related costs decreased $20.5 million (13.3%) compared to the same period in 2008, due to the decrease in revenues. As a percentage of total revenue, other property related costs increased from 25.7% to 27.9% compared to the same period in 2008. The $20.5 million expense reduction includes: (i) a $6.5 million decrease in labor costs; (ii) a $6.1 million decrease in marketing assessments, credit card commissions and frequent guest expense (all of which reflect the decrease in revenue); (iii) a $3.7 million decrease in repairs and maintenance, partially attributable to our recently completed renovation program; and (iv) reductions in other non-critical expenses.

•

Management and franchise fees decreased $9.0 million compared to the same period in 2008. As a percent of total revenue, franchise fees and base management fees remained essentially unchanged from 2008 to 2009 (both fees are based on a percentage of revenue). Incentive management fees decreased $3.7 million.

•

Taxes, insurance and lease expense decreased $8.1 million compared to the same period in 2008. This decrease was primarily related to a $7.0 million decrease in percentage rent, attributed to decreased revenue at our consolidated hotel lessees; a $975,000 decrease in property and general liability insurance, attributed to improved insurance rates and liability claims experience; and a $2.6 million decrease in state franchise taxes and land leases, attributed to decreases in revenue. This was partially offset by a $2.5 million increase in real estate and other taxes, attributed to reduced property tax accruals in 2008. Taxes, insurance and lease expense increased as a percentage of total revenue from 9.7% to 10.5% compared to the same period in 2008.

•

Depreciation and amortization expense increased $5.2 million, compared to the same period in 2008, attributed to increased depreciation related to the $142.9 million of consolidated hotel capital expenditures incurred in 2008.

•

Impairment charge. In 2008 we identified eight hotels as candidates to be sold. We recorded an impairment charge of $1.4 million for one of these hotels in the first quarter of 2009 and $17.1 million for two of these hotels in the first quarter of 2008 under the provisions of SFAS 144.

•

Other expenses increased $664,000, compared to the same period in 2008, primarily due to $526,000 of severance expenses from a reduction in the number of employees at our hotels and lease termination costs related to a $352,000 settlement to terminate one of our third-party restaurant lessees.

•

Net interest expense decreased $6.7 million compared to the same period in 2008. This decrease is primarily attributable to a 127 basis point decrease in our average interest rate for our floating rate debt, offset by a $71 million increase in our average debt outstanding, due in part to our new term loan.

•

Charges related to debt extinguishment. We repaid the $128 million balance under our line of credit and terminated this facility. In the second quarter of 2009, we wrote off deferred loan costs of $594,000 associated with the termination of this facility.

•

Equity in loss of unconsolidated entities was $3.7 million compared to $1.7 million of equity in income from unconsolidated entities from the second quarter of 2008. This shift is primarily attributed to $2.1 million impairment charge on one of our unconsolidated investments and decreased revenue at our unconsolidated hotels.

Non-GAAP Financial Measures

We refer in this report to certain “non-GAAP financial measures.” These measures, including Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with GAAP. The following tables reconcile these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and the limitations of such measures.

          The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our Consolidated Hotels at the dates presented.

Hotel EBITDA and Hotel EBITDA Margin

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June,
	2009	2008	2009	2008
Total revenues	$242,568	$306,168	$476,856	$598,043
Other revenue	(988)	(931)	(1,274)	(1,259)
Hotel operating revenue	241,580	305,237	475,582	596,784
Hotel operating expenses	177,436	207,884	354,733	417,267
Hotel EBITDA	$64,144	$97,353	$120,849	$179,517
Hotel EBITDA margin(a)	26.6%	31.9%	25.4%	30.1%

(a)	Hotel EBITDA as a percentage of hotel operating revenue.

Reconciliation of Total Operating Expenses to Hotel Operating Expenses

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total operating expenses	$229,899	$262,382	$460,893	$540,498
Unconsolidated taxes, insurance and lease expense	2,084	2,075	4,018	4,197
Consolidated hotel lease expense	(10,853)	(15,737)	(20,913)	(27,933)
Corporate expenses	(5,236)	(4,864)	(11,358)	(11,691)
Depreciation and amortization	(36,657)	(35,072)	(74,042)	(68,840)
Impairment loss	-	-	(1,368)	(17,131)
Other expenses	(1,801)	(900)	(2,497)	(1,833)
Hotel operating expenses	$177,436	$207,884	$354,733	$417,267

          The following tables reconcile net income (loss) attributable to FelCor, to Hotel EBITDA and the ratio of operating income to total revenue to Hotel EBITDA margin.

Reconciliation of Net Income (Loss) Attributable to FelCor to Hotel EBITDA

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) attributable to FelCor	$(11,195)	$23,262	$(32,259)	$10,789
Discontinued operations	-	-	-	13
Equity in loss (income) from unconsolidated entities	261	(2,331)	3,685	(1,709)
Net income (loss) attributable to noncontrolling interests in other partnerships	324	890	108	961
Net income (loss) attributable to redeemable noncontrolling interests in FelCor LP	(97)	291	(239)	(186)
Consolidated hotel lease expense	10,853	15,737	20,913	27,933
Unconsolidated taxes, insurance and lease expense	(2,084)	(2,075)	(4,018)	(4,197)
Interest expense, net	22,782	24,769	44,074	50,772
Charges related to debt extinguishment	594	-	594	-
Corporate expenses	5,236	4,864	11,358	11,691
Depreciation and amortization	36,657	35,072	74,042	68,840
Impairment loss	-	-	1,368	17,131
Gain on involuntary conversion	-	(3,095)	-	(3,095)
Other expenses	1,801	900	2,497	1,833
Other revenue	(988)	(931)	(1,274)	(1,259)
Hotel EBITDA	$64,144	$97,353	$120,849	$179,517

Reconciliation of Ratio of Operating Income to Total Revenues to Hotel EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Ratio of operating income to total revenues	5.2%	14.3%	3.4%	9.6%
Other revenue	(0.4)	(0.3)	(0.3)	(0.2)
Unconsolidated taxes, insurance and lease expense	(0.8)	(0.7)	(0.8)	(0.7)
Consolidated hotel lease expense	4.5	5.2	4.4	4.7
Other expenses	0.8	0.3	0.5	0.3
Corporate expenses	2.2	1.6	2.4	2.0
Depreciation and amortization	15.1	11.5	15.5	11.5
Impairment loss	-	-	0.3	2.9
Hotel EBITDA margin	26.6%	31.9%	25.4%	30.1%

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

Limitations of Non-GAAP Measures

Our management and Board of Directors use Hotel EBITDA and Hotel EBITDA margin to evaluate the performance of our hotels and to facilitate comparisons between us and other hotel owners, in evaluating hotel-level performance and the operating efficiency of our hotel managers.

The use of these non-GAAP financial measures has certain limitations. Hotel EBITDA and Hotel EBITDA margin, as presented by us, may not be comparable to Hotel EBITDA and Hotel EBITDA margin as calculated by other companies. These measures do not reflect certain expenses that we incurred and will incur, such as depreciation and amortization, interest and capital expenditures. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

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

Pro Rata Share of Rooms Owned

          The following table sets forth, as of June 30, 2009, the pro rata share of hotel rooms owned by us after giving consideration to the portion of rooms owned by our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at June 30, 2009
Consolidated Hotels	85	25,006
Unconsolidated hotel operations	2	264
Total hotels	87	25,270

50% joint ventures	15	(1,842)
60% joint venture	1	(214)
81% joint venture	1	(55)
90% joint ventures	3	(68)
97% joint venture	1	(10)
Total rooms owned by joint venture partners		(2,189)
Pro rata share of rooms owned		23,081

Hotel Portfolio Composition

The following tables set forth, as of June 30, 2009, for 85 Consolidated Hotels distribution by brand, by our top markets and by type of location.

Brand	Hotels	Rooms	% of Total Rooms	% of 2008 Hotel EBITDA(a)
Embassy Suites Hotels	47	12,132	49	55
Holiday Inn	17	6,306	25	19
Sheraton and Westin	9	3,217	13	12
Doubletree	7	1,471	6	7
Renaissance and Marriott	3	1,321	5	5
Hilton	2	559	2	2

Top Markets
South Florida	5	1,439	6	7
San Francisco area	6	2,138	8	6
Atlanta	5	1,462	6	6
Los Angeles area	4	899	4	6
Orlando	5	1,690	7	5
Dallas	4	1,333	5	4
Philadelphia	2	729	3	4
Northern New Jersey	3	756	3	4
Minneapolis	3	736	3	4
San Diego	1	600	2	4
Phoenix	3	798	3	3
San Antonio	3	874	4	3
Chicago	3	795	3	3
Boston	2	532	2	3
Washington, D.C.	1	443	2	2

Location
Suburban	35	8,781	35	34
Urban	20	6,358	25	26
Airport	18	5,788	24	24
Resort	12	4,079	16	16

(a)

Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q.

Hotel Operating Statistics

          The following tables set forth occupancy, ADR and RevPAR for the quarter and the six months ended June 30, 2009 and 2008, and the percentage changes thereto between the periods presented, for our Consolidated Hotels.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	%Variance	2009	2008	%Variance
Embassy Suites Hotels	70.1	78.2	(10.4)	68.3	75.6	(9.6)
Holiday Inn	70.1	78.0	(10.1)	66.0	74.0	(10.8)
Sheraton and Westin	64.2	70.1	(8.4)	59.6	68.1	(12.4)
Doubletree	67.5	79.9	(15.5)	65.5	77.7	(15.7)
Renaissance and Marriott	62.0	68.2	(9.0)	59.2	69.4	(14.8)
Hilton	70.6	70.4	0.3	59.0	61.3	(3.8)

Total hotels	68.8	76.5	(10.1)	65.8	73.7	(10.8)

	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	%Variance	2009	2008	%Variance
Embassy Suites Hotels	127.79	142.90	(10.6)	133.05	147.40	(9.7)
Holiday Inn	108.31	123.67	(12.4)	106.84	120.94	(11.7)
Sheraton and Westin	110.54	128.04	(13.7)	114.01	129.06	(11.7)
Doubletree	125.47	145.53	(13.8)	132.08	149.64	(11.7)
Renaissance and Marriott	168.11	187.30	(10.2)	184.08	199.33	(7.6)
Hilton	119.80	139.77	(14.3)	110.95	125.53	(11.6)

Total hotels	122.14	138.22	(11.6)	125.92	140.62	(10.4)

	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	%Variance	2009	2008	%Variance
Embassy Suites Hotels	89.52	111.71	(19.9)	90.86	111.40	(18.4)
Holiday Inn	75.93	96.44	(21.3)	70.46	89.47	(21.2)
Sheraton and Westin	70.98	89.76	(20.9)	68.01	87.91	(22.6)
Doubletree	84.66	116.21	(27.2)	86.55	116.32	(25.6)
Renaissance and Marriott	104.23	127.67	(18.4)	108.89	138.36	(21.3)
Hilton	84.62	98.38	(14.0)	65.48	77.00	(15.0)

Total hotels	84.01	105.76	(20.6)	82.81	103.66	(20.1)

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Variance	2009	2008	%Variance
South Florida	73.5	78.3	(6.2)	76.4	82.7	(7.7)
San Francisco area	70.8	79.7	(11.2)	63.4	75.3	(15.9)
Atlanta	73.7	75.9	(2.9)	69.7	76.1	(8.4)
Los Angeles area	74.2	78.1	(5.1)	71.4	75.8	(5.8)
Orlando	70.7	80.8	(12.5)	69.4	81.4	(14.7)
Dallas	60.8	68.6	(11.4)	60.1	69.2	(13.2)
Philadelphia	74.5	82.0	(9.2)	62.0	72.3	(14.1)
Northern New Jersey	62.7	75.6	(17.1)	61.2	71.0	(13.8)
Minneapolis	65.6	76.1	(13.7)	63.2	71.5	(11.6)
San Diego	74.1	83.0	(10.8)	69.1	81.8	(15.5)
Phoenix	52.6	66.8	(21.3)	58.3	71.4	(18.3)
San Antonio	73.9	83.1	(11.0)	71.8	80.1	(10.4)
Chicago	69.6	81.7	(14.8)	61.1	73.3	(16.8)
Boston	80.0	85.3	(6.2)	75.3	77.2	(2.4)
Washington, D.C.	64.6	70.6	(8.4)	54.9	57.2	(4.1)
	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Variance	2009	2008	%Variance
South Florida	121.55	137.88	(11.8)	146.86	170.13	(13.7)
San Francisco area	126.45	142.68	(11.4)	123.90	139.64	(11.3)
Atlanta	105.19	120.70	(12.8)	108.01	123.89	(12.8)
Los Angeles area	133.85	158.73	(15.7)	136.06	157.87	(13.8)
Orlando	97.52	104.66	(6.8)	105.02	114.67	(8.4)
Dallas	115.04	124.23	(7.4)	120.89	127.23	(5.0)
Philadelphia	143.10	158.99	(10.0)	137.76	149.20	(7.7)
Northern New Jersey	144.27	165.94	(13.1)	147.86	164.09	(9.9)
Minneapolis	127.91	141.76	(9.8)	129.45	143.28	(9.7)
San Diego	127.62	169.35	(24.6)	129.78	161.20	(19.5)
Phoenix	115.53	134.74	(14.3)	138.37	162.11	(14.6)
San Antonio	106.08	115.80	(8.4)	105.87	114.83	(7.8)
Chicago	107.42	132.15	(18.7)	109.49	127.09	(13.9)
Boston	137.63	167.10	(17.6)	132.21	153.37	(13.8)
Washington, D.C.	136.98	162.52	(15.7)	144.22	162.57	(11.3)
	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Variance	2009	2008	%Variance
South Florida	89.30	107.99	(17.3)	112.15	140.68	(20.3)
San Francisco area	89.51	113.71	(21.3)	78.52	105.19	(25.4)
Atlanta	77.55	91.61	(15.3)	75.28	94.25	(20.1)
Los Angeles area	99.26	123.99	(19.9)	97.16	119.72	(18.8)
Orlando	68.92	84.56	(18.5)	72.93	93.31	(21.8)
Dallas	69.89	85.22	(18.0)	72.65	88.09	(17.5)
Philadelphia	106.65	130.44	(18.2)	85.47	107.80	(20.7)
Northern New Jersey	90.50	125.50	(27.9)	90.43	116.49	(22.4)
Minneapolis	83.93	107.82	(22.2)	81.88	102.48	(20.1)
San Diego	94.51	140.60	(32.8)	89.65	131.81	(32.0)
Phoenix	60.73	90.01	(32.5)	80.70	115.68	(30.2)
San Antonio	78.43	96.25	(18.5)	75.97	92.00	(17.4)
Chicago	74.72	107.90	(30.8)	66.85	93.22	(28.3)
Boston	110.15	142.60	(22.8)	99.61	118.35	(15.8)
Washington, D.C.	88.51	114.67	(22.8)	79.21	93.06	(14.9)

Hotel Portfolio

          The following table provides the name, location, number of rooms, our ownership interest and brand names of each of our hotels.

	Brand	State	Rooms	% Owned(a)
Consolidated Hotels
Birmingham(b)	Embassy Suites Hotel	AL	242
Phoenix – Biltmore(b)	Embassy Suites Hotel	AZ	232
Phoenix – Crescent(b)	Sheraton	AZ	342
Phoenix – Tempe(b)	Embassy Suites Hotel	AZ	224
Anaheim – North(b)	Embassy Suites Hotel	CA	222
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa(b)	Renaissance Resort	CA	560
Los Angeles – International Airport –South	Embassy Suites Hotel	CA	349	97%
Milpitas – Silicon Valley(b)	Embassy Suites Hotel	CA	266
Napa Valley(b)	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort(b)	Embassy Suites Hotel	CA	248
San Diego – On the Bay	Holiday Inn	CA	600
San Francisco – Airport/Burlingame	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco (b)	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco Union Square	Marriott(c)	CA	400
San Rafael – Marin County(b)	Embassy Suites Hotel	CA	235	50%
Santa Barbara – Goleta(b)	Holiday Inn	CA	160
Santa Monica Beach – at the Pier(b)	Holiday Inn	CA	132
Wilmington(b)	Doubletree	DE	244	90%
Boca Raton(b)	Embassy Suites Hotel	FL	263
Cocoa Beach – Oceanfront	Holiday Inn	FL	500
Deerfield Beach – Resort & Spa(b)	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street(b)	Embassy Suites Hotel	FL	361
Ft. Lauderdale – Cypress Creek(b)	Sheraton Suites	FL	253
Jacksonville – Baymeadows(b)	Embassy Suites Hotel	FL	277
Miami – International Airport(b)	Embassy Suites Hotel	FL	318
Orlando – International Airport(b)	Holiday Inn	FL	288
Orlando – International Drive Resort	Holiday Inn	FL	652
Orlando – International Drive South/Convention(b)	Embassy Suites Hotel	FL	244
Orlando– North	Embassy Suites Hotel	FL	277
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club(b)	Renaissance Resort	FL	361
Tampa – Tampa Bay(b)	Doubletree Guest Suites	FL	203
Atlanta – Airport(b)	Embassy Suites Hotel	GA	232
Atlanta – Buckhead(b)	Embassy Suites Hotel	GA	316
Atlanta – Galleria(b)	Sheraton Suites	GA	278
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center(b)	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook(b)	Embassy Suites Hotel	IL	262	50%
Chicago – North Shore/Deerfield (Northbrook) (b)	Embassy Suites Hotel	IL	237
Chicago – Gateway – O’Hare(b)	Sheraton Suites	IL	296
Indianapolis – North(b)	Embassy Suites Hotel	IN	221	81%
Kansas City – Overland Park(b)	Embassy Suites Hotel	KS	199	50%
Lexington – Lexington Green(b)	Hilton Suites	KY	174
Baton Rouge(b)	Embassy Suites Hotel	LA	223

Hotel Portfolio (continued)

	Brand	State	Rooms	% Owned(a)
New Orleans – Convention Center(b)	Embassy Suites Hotel	LA	370
New Orleans – French Quarter	Holiday Inn	LA	374
Boston – at Beacon Hill	Holiday Inn	MA	303
Boston – Marlborough(b)	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport(b)	Embassy Suites Hotel	MD	251	90%
Bloomington(b)	Embassy Suites Hotel	MN	218
Minneapolis – Airport(b)	Embassy Suites Hotel	MN	310
St. Paul – Downtown(b)	Embassy Suites Hotel	MN	208
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte(b)	Embassy Suites Hotel	NC	274	50%
Charlotte – SouthPark(b)	Doubletree Guest Suites	NC	208
Raleigh/Durham(b)	Doubletree Guest Suites	NC	203
Raleigh – Crabtree(b)	Embassy Suites Hotel	NC	225	50%
Parsippany(b)	Embassy Suites Hotel	NJ	274	50%
Piscataway – Somerset(b)	Embassy Suites Hotel	NJ	221
Secaucus – Meadowlands(b)	Embassy Suites Hotel	NJ	261	50%
Philadelphia – Historic District(b)	Holiday Inn	PA	364
Philadelphia – Society Hill(b)	Sheraton	PA	365
Pittsburgh – at University Center (Oakland)(b)	Holiday Inn	PA	251
Charleston – Mills House(b)	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort(b)	Hilton	SC	385
Nashville – Airport – Opryland Area(b)	Embassy Suites Hotel	TN	296
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383
Austin(b)	Doubletree Guest Suites	TX	188	90%
Austin – Central(b)	Embassy Suites Hotel	TX	260	50%
Corpus Christi(b)	Embassy Suites Hotel	TX	150
Dallas – DFW International Airport South(b)	Embassy Suites Hotel	TX	305
Dallas – Love Field(b)	Embassy Suites Hotel	TX	248
Dallas – Market Center	Embassy Suites Hotel	TX	244
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center(b)	Holiday Inn	TX	287
San Antonio – International Airport(b)	Embassy Suites Hotel	TX	261	50%
San Antonio – International Airport(b)	Holiday Inn	TX	397
San Antonio – NW I-10(b)	Embassy Suites Hotel	TX	216	50%
Burlington Hotel & Conference Center(b)	Sheraton	VT	309
Vienna – Premiere at Tysons Corner(b)	Sheraton	VA	443	50%

Canada
Toronto – Airport	Holiday Inn	Ontario	446
Toronto – Yorkdale	Holiday Inn	Ontario	370

Unconsolidated Operations
Salina – I-70(b)	Holiday Inn Express	KS	93	50%
New Orleans – French Quarter – Chateau LeMoyne(b)	Holiday Inn	LA	171	50%

(a)	We own 100% of the real estate interests unless otherwise noted.
(b)	This hotel was encumbered by mortgage debt or a capital lease obligation at June 30, 2009.
(c)	On April 1, 2009, this hotel was rebranded as a Marriott.

Liquidity and Capital Resources

Operating Activities

During 2009, hotel operations have provided most of the cash needed to meet our cash requirements including paying normal-course, capital expenditures. For the six months ended June 30, 2009, cash provided by operating activities, consisting primarily of hotel operations, was $46.6 million. Cash provided by operating activities for the six months ended June 30, 2009 decreased by $51.0 million, compared to the same period in 2008, due primarily to declines in operations at our hotels. At June 30, 2009, we had $118.5 million of cash on hand, including approximately $44 million held under management agreements to meet working capital needs.

          The overall weakness in the U.S. economy, particularly the turmoil in the credit markets, has resulted in considerable negative pressure on travel spending. As a result, lodging demand continued to be weak in the second quarter and contributed to further reductions of our Consolidated Hotel RevPAR. We anticipate that lodging demand will not improve, and may weaken further, until economic trends (e.g., employment, consumer confidence, manufacturing production and illiquid credit markets) improve. As a result, we expect RevPAR in 2009 to decline by 15% to 17% compared to 2008, and we expect approximately $97 to $105 million of cash provided by operating activities for 2009.           We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses that can fluctuate disproportionately to revenues. Some of these operating expenses are difficult to predict and control, which lends volatility in our operating results. As a result of the current year decline in RevPAR and weak travel demand, we have implemented extensive cost containment initiatives at our hotels, including reducing headcount and improving productivity and energy efficiency. If RevPAR continues to decrease and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could suffer a material adverse effect.

Investing Activities

          For the six months ended June 30, 2009, cash used in investing activities decreased $9.5 million, compared to the same period in 2008, due primarily to reduced spending on hotel capital expenditures.

          We made extensive capital investments in our hotels from 2006 to 2008, and now nearly all of our hotels are renovated. We expect to spend a normal amount of capital going forward to maintain the quality of our hotels. As a result, we have significantly curtailed capital spending for 2009. In 2009 we plan to complete approximately $84 million of capital improvements at our hotels. During the six months ended June 30, 2009, we spent approximately $45.5 million on capital improvements at our hotels (of which $25 million was spent on renovation and redevelopment projects).

          Our liquidity-preservation efforts also extend to acquisitions and redevelopment projects. We have not acquired any hotels during 2008 and 2009 and do not expect to acquire any hotels during the remainder of this year. We have also postponed spending on redevelopment projects, other than to advance ongoing approval and entitlement processes.

          In order to enhance long-term shareholder value, as part of our strategic plan (as in the past and as market conditions allow), we sell lower-growth hotels that no longer meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, acquire other hotels or invest in other existing FelCor properties). We currently have five Consolidated Hotels identified for sale, but do not expect to sell these hotels during 2009. We expect to identify additional hotels for sale as the hotel transaction market improves. Among other factors, we evaluate demand and supply trends for each hotel, portfolio concentration risk and future capital needs.

Financing Activities

             For the six months ended June 30, 2009, cash provided by financing activities increased by $95.9 million compared to the same period in 2008, due primarily to our new $200 million secured term loan. During 2009, we will pay $15 million in normally occurring principal payments, which have been and will be funded from operating cash flow and borrowings.

We suspended payment of our common dividend in December 2008 and our preferred dividends in March 2009 (we paid approximately $10 million in aggregate preferred dividends in January 2009). We do not expect to make any further common or preferred dividend payments during 2009. Dividends are not paid unless declared by our Board of Directors; however, unpaid preferred dividends continue to accrue, and accrued and current preferred dividends must be paid in full prior to reinstatement of our common dividend. Our Board of Directors will determine whether to declare future dividends based upon various factors, including operating results, economic conditions, other operating trends, our financial condition including the outcome of refinancing our 2010 and 2011 debt maturities and capital requirements, as well as minimum REIT distribution requirements.

After accounting for preferred dividends paid in January 2009, 2009 capital expenditures, repayment and termination of our line of credit, our recently-funded $200 million secured term loan, and after paying normally occurring principal payments, we expect 2009 cash flow to be between $48 million and $56 million.

The capital markets, and our access to financing on reasonably acceptable terms or not at all, have historically been affected by external events and circumstances, such as recessions, major bank failures, rising unemployment, shrinking GDP, acts of terrorism, etc. Events, or circumstances of similar magnitude or impact, could adversely affect the availability and cost of our capital going forward. In addition, if the current economic recession continues, our operating cash flow and the availability and cost of capital for our business will be adversely affected.

          Line of Credit. In June 2009, we repaid the $128 million balance under our line of credit, which was then terminated. By terminating our line of credit, we eliminated certain restrictive corporate debt covenants.

Mortgage Debt. At June 30, 2009, we had a total of $1.1 billion of mortgage debt, secured by 53 of our consolidated hotels with an aggregate net book value of $1.6 billion. Our mortgage debt is recourse solely to the specific hotels securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Much of our hotel mortgage debt contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

Loans secured by certain of our hotels provide for lock-box arrangements under certain circumstances. We generally are permitted to retain an amount required to cover our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met. These hotels currently exceed the applicable minimum debt service coverage ratios; however, the lock-box provisions remain in place until the loans are repaid.

Recent Financings.

•

In June 2009, we obtained a $200 million non-recourse term loan secured by nine hotels. This loan bears interest at LIBOR (subject to a 2% floor) plus 350 basis points, and initially matures in 2011, but can extended for as many as two years, subject to satisfying certain conditions that we expect to satisfy. The proceeds from this new loan will be used for general corporate purposes.

•

In March 2009, we entered into a $120 million loan agreement with The Prudential Insurance Company of America secured by seven hotels.  The proceeds of the loan were used to repay the balance of an existing loan secured by the same properties that would have matured on April 1, 2009.  The new loan matures in 2014 and bears interest at 9.02%.

Maturing Debt. We have two non-recourse mortgage loans with an aggregate principal amount of $14 million (each secured by one hotel) that matured in June 2009 but remain unpaid and are in default. Although we have sufficient liquidity to repay these loans, we believe that using our available cash, under current circumstances, to repay these loans may not be prudent. These loans are serviced by a third-party servicer on behalf of the investors in a larger pool of loans that includes these loans. That servicer would not engage in discussions with us to extend the maturity dates unless and until the loans were in default; consequently, we withheld payment and permitted the loans to go into default. We have now begun negotiations with the special servicer to extend the maturity of these loans. We can provide no assurances that we will be able to extend the maturity of these loans on acceptable terms. If we are unsuccessful in our efforts to extend the maturity of these loans, we have the right to repay the amounts outstanding under either or both loans (in which case, we could then sell or refinance the hotels now or in the future) or, in the alternative, allow the lenders to foreclose on either hotel or both hotels.

We have also begun preliminary discussions with various lenders to modify and/or refinance all of our debt that will mature in 2010 and 2011. Two pools of non-recourse mortgage loans, with a combined current balance of $275 million and secured by 14 of our hotels (eight of which are not cross-collateralized), are scheduled to mature in May 2010. With regard to these two loans, we believe that extending the maturity dates to align with the economic recovery, stabilized cash flows and an improved hotel transaction market is in the best interests of the lenders and FelCor. As a consequence, we intend to seek such extensions. In addition, we intend to discuss other loan modification options, as well as explore other refinancing opportunities and potential asset sales as a means of satisfying our obligations as they mature. There is no assurance that we will be successful in such negotiations or be able to obtain extensions or other modifications on acceptable terms.

          Senior Notes. Our publicly-traded senior notes require that we satisfy total leverage, secured leverage and interest coverage tests and maintain a minimum amount of unencumbered assets in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to meet the REIT qualification test; (iii) repurchase capital stock; or (iv) merge. We remain in compliance with those tests. Under the terms of one of our indentures, we are prohibited from repurchasing any of our capital stock, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1, which it does at the date of this filing. In addition, if we were unable to continue to satisfy the debt incurrence test under the indentures governing our senior notes, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions,or paying dividends on our preferred or common stock, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income. Twenty of our hotels are currently unsecured by mortgage debt; these hotels account for $1.1 billion in gross asset value. Our senior notes are guaranteed by us, and payment of those obligations is currently secured by a pledge of our limited partnership interest in FelCor LP.

We have engaged in preliminary discussions with bankers regarding our options to refinance our publicly-traded notes, which mature in 2011 and represent $515 million of indebtedness, in the aggregate. These options may include repurchasing or replacing some or all of our outstanding notes through cash purchases in the open market, issuing new notes or exchanging existing notes for new debt securities in privately negotiated transactions or otherwise.  There is no assurance that we will be successful in such negotiations or be able to refinance our notes on acceptable terms. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, the resolution of our 2010 debt maturities, contractual restrictions and other factors.  The amounts involved may be material.

Interest Rate Caps. To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $427.2 million at June 30, 2009 and December 31, 2008. These interest rate caps were not designated as hedges and had insignificant fair values at both June 30, 2009 and December 31, 2008, resulting in no significant net earnings impact.

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

Seasonality

          The lodging business is seasonal in nature. Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may utilize cash on hand or borrowings to satisfy our obligations.

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

At June 30, 2009, approximately 49% of our consolidated debt had fixed interest rates.

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

Expected Maturity Date

at June 30, 2009

(dollars in thousands)

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Liabilities
Fixed rate:
Debt	$21,682	$277,976	$306,754	$4,528	$4,902	$178,635	$794,477	749,741
Average interest rate	6.97%	8.71%	8.99%	7.67%	7.69%	8.00%	8.60%
Floating rate:
Debt	750	2,084	663,300	177,225	-	-	843,359	722,990
Average interest rate(a)	5.50%	5.30%	4.54%	5.36%	-	-	4.72%
Total debt	$22,432	$280,060	$970,054	$181,753	$4,902	$178,635	$1,637,836
Average interest rate	6.92%	8.68%	5.95%	5.42%	7.69%	8.00%	6.60%
Net discount							(1,275)
Total debt							$1,636,561

(a)	The average floating interest rate represents the implied forward rates in the yield curve at June 30, 2009.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

          FelCor held its 2009 Annual Meeting of Stockholders, or Annual Meeting, on May 19, 2009. At the Annual Meeting, the stockholders of FelCor elected Glenn A. Carlin, Robert A. Mathewson, and Richard A. Smith to serve full three-year terms as Class III Directors until our 2012 Annual Meeting.

          The total number of shares entitled to vote at our 2009 Annual Meeting was 64,762,980 shares of common stock. A total of 57,246,962 shares of common stock were represented in person or by proxy at the Annual Meeting. The following table sets forth, with respect to each of the directors elected, the number of votes cast for, against or abstaining with respect to his election.

Nominee	Votes For	Votes Against	Abstained from Voting
Glenn A. Carlin	54,514,120	1,161,810	1,571,032
Robert A. Mathewson	54,533,000	1,196,322	1,517,639
Richard A. Smith	54,264,564	1,465,968	1,516,430

          Our stockholders also ratified the selection of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm. There were 56,535,009 votes cast for ratification, 461,451 votes against and 250,502 shares that abstained from voting.

Item 6.	Exhibits

The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
10.1

Term Loan Agreement, dated as of June 12, 2009, among FelCor/JPM Hospitality (SPE), L.L.C. and DJONT/JPM Hospitality Leasing (SPE), L.L.C., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party hereto.

10.2

Form of Mortgage/Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 12, 2009, granted by FelCor/JPM Hospitality (SPE), L.L.C. and DJONT/JPM Hospitality Leasing (SPE), L.L.C. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent.

10.3	Form of Note, dated as of June 12, 2009, executed by FelCor/JPM Hospitality (SPE), L.L.C. and DJONT/JPM Hospitality Leasing (SPE), L.L.C. for the benefit of the lenders.

10.4	Form of Carve Out Guaranty, dated as of June 12, 2009, by FelCor Lodging Trust Incorporated in favor of JPMorgan Chase Bank, N.A., as administrative agent.

10.5	Form of Recourse Guaranty, dated as of June 12, 2009, by FelCor Lodging Trust Incorporated in favor of JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: August 6, 2009	By:	/s/ Lester C. Johnson
Name: Lester C. Johnson Title: Senior Vice President, Chief Accounting Officer