Form 10-Q
period 2011-06-30
FelCor Lodging Trust Inc
filed 2011-08-02
CIK 923603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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
☐ Yes   ☒ No

At July 26, 2011, the registrant had issued and outstanding 124,571,291 shares of common stock.

FELCOR LODGING TRUST INCORPORATED

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2011	December 31, 2010
Assets
Investment in hotels, net of accumulated depreciation of $964,606 and $982,564 at June 30, 2011 and December 31, 2010, respectively	$1,998,232	$1,985,779
Investment in unconsolidated entities	72,733	75,920
Hotels held for sale	43,846	—
Cash and cash equivalents	231,049	200,972
Restricted cash	41,609	16,702
Accounts receivable, net of allowance for doubtful accounts of $344 and $696 at June 30, 2011 and December 31, 2010, respectively	39,266	27,851
Deferred expenses, net of accumulated amortization of $11,850 and $17,892 at June 30, 2011 and December 31, 2010, respectively	31,811	19,940
Other assets	34,281	32,271
Total assets	$2,492,827	$2,359,435
Liabilities and Equity
Debt, net of discount of $36,740 and $53,193 at June 30, 2011 and December 31, 2010, respectively	$1,612,106	$1,548,309
Distributions payable	76,293	76,293
Accrued expenses and other liabilities	142,967	144,451
Total liabilities	1,831,366	1,769,053
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 640 and 285 units issued and outstanding at June 30, 2011 and December 31, 2010, respectively	3,887	2,004
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at June 30, 2011 and December 31, 2010	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at June 30, 2011 and December 31, 2010	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized and 124,569 shares issued at June 30, 2011, and 101,038 shares issued, including shares in treasury, at December 31, 2010	1,246	1,010
Additional paid-in capital	2,350,883	2,190,308
Accumulated other comprehensive income	27,931	26,457
Accumulated deficit	(2,221,290)	(2,054,625)
Less: Common stock in treasury, at cost, of 4,156 shares at December 31, 2010	—	(73,341)
Total FelCor stockholders’ equity	637,544	568,583
Noncontrolling interests in other partnerships	20,030	19,795
Total equity	657,574	588,378
Total liabilities and equity	$2,492,827	$2,359,435
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Hotel operating revenue	$256,355	$227,704	$481,848	$435,764
Other revenue	1,011	1,007	1,236	1,372
Total revenues	257,366	228,711	483,084	437,136
Expenses:
Hotel departmental expenses	90,618	78,987	172,874	153,698
Other property related costs	67,646	61,222	133,946	120,862
Management and franchise fees	11,849	10,970	22,332	20,699
Taxes, insurance and lease expense	23,563	23,595	43,621	45,245
Corporate expenses	6,910	6,510	16,447	16,357
Depreciation and amortization	34,011	34,158	67,861	68,639
Impairment loss	11,706	—	11,706	—
Other expenses	1,616	801	2,247	1,362
Total operating expenses	247,919	216,243	471,034	426,862

Operating income	9,447	12,468	12,050	10,274
Interest expense, net	(34,875)	(35,856)	(68,348)	(70,582)
Debt extinguishment	(23,660)	46,186	(23,905)	46,186
Gain on involuntary conversion, net	21	—	171	—
Income (loss) before equity in income (loss) from unconsolidated entities	(49,067)	22,798	(80,032)	(14,122)
Equity in income (loss) from unconsolidated entities	31	286	(1,552)	(1,188)
Income (loss) from continuing operations	(49,036)	23,084	(81,584)	(15,310)
Discontinued operations	6,639	(1,094)	7,461	(25,642)
Net income (loss)	(42,397)	21,990	(74,123)	(40,952)
Net income attributable to noncontrolling interests in other partnerships	(51)	(325)	(109)	(96)
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	183	(51)	303	274
Net income (loss) attributable to FelCor	(42,265)	21,614	(73,929)	(40,774)
Preferred dividends	(9,678)	(9,678)	(19,356)	(19,356)
Net income (loss) attributable to FelCor common stockholders	$(51,943)	$11,936	$(93,285)	$(60,130)
Basic and diluted per common share data:
Income (loss) from continuing operations	$(0.48)	$0.19	$(0.92)	$(0.53)
Net income (loss)	$(0.42)	$0.17	$(0.85)	$(0.92)
Basic and diluted weighted average common shares outstanding	122,992	66,531	109,249	65,014
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2011 and 2010
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(42,397)	$21,990	$(74,123)	$(40,952)
Foreign currency translation adjustment	186	(2,731)	1,478	(652)
Comprehensive income (loss)	(42,211)	19,259	(72,645)	(41,604)
Comprehensive income attributable to noncontrolling interests in other partnerships	(51)	(325)	(109)	(96)
Comprehensive loss (income) attributable to redeemable noncontrolling interests in FelCor LP	183	(39)	299	277
Comprehensive income (loss) attributable to FelCor	$(42,079)	$18,895	$(72,455)	$(41,423)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2011 and 2010
(unaudited, in thousands)

	Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income			Noncontrolling Interests in Other Partnerships
	Number of Shares	Amount		Number of Shares	Amount			Accumulated Deficit	Treasury Stock		Comprehensive Loss	Total Equity
Balance at December 31, 2009	12,948	$478,774		69,413	$694	$2,021,837	$23,528	$(1,792,822)	$(71,895)	$22,583		$682,699
Issuance of common stock	—	—		31,625	316	166,256	—	—	—	—		166,572
Issuance of stock awards	—	—		—	—	(229)	—	—	297	—		68
Amortization of stock awards	—	—		—	—	2,520	—	—	—	—		2,520
Forfeiture of stock awards	—	—		—	—	149	—	—	(639)	—		(490)
Allocation to redeemable noncontrolling interests	—	—		—	—	(687)	—	—	—	—		(687)
Contribution from noncontrolling interests	—	—		—	—	—	—	—	—	15		15
Distribution to noncontrolling interests	—	—		—	—	—	—	—	—	(980)		(980)
Other	—	—		—	—	(1,116)	—	(10)	—	116		(1,010)
Preferred dividends accrued:
$0.975 per Series A preferred share	—	—		—	—	—	—	(12,558)	—	—		(12,558)
$1.00 per Series C depositary preferred share	—	—		—	—	—	—	(6,798)	—	—		(6,798)
Comprehensive loss:
Foreign exchange translation	—	—		—	—	—	(649)	—	—	—	$(649)
Net loss	—	—		—	—	—	—	(40,774)	—	96	(40,678)
Comprehensive loss											$(41,327)	(41,327)
Balance at June 30, 2010	12,948	$478,774		101,038	$1,010	$2,188,730	$22,879	$(1,852,962)	$(72,237)	$21,830		$788,024
Balance at December 31, 2010	12,948	$478,774		101,038	$1,010	$2,190,308	$26,457	$(2,054,625)	$(73,341)	$19,795		$588,378
Issuance of common stock	—	—		27,600	276	158,200	—	—	—	—		158,476
Retirement of treasury stock	—	—		(4,156)	(41)	—	—	(73,300)	73,341	—		—
Issuance of stock awards	—	—		86	1	499	—	—	—	—		500
Amortization of stock awards	—	—		—	—	1,626	—	—	—	—		1,626
Forfeiture of stock awards	—	—		(10)	—	—	—	(78)	—	—		(78)
Conversion of operating partnership units into common shares	—	—		11	—	79	—	—	—	—		79
Allocation to redeemable noncontrolling interests	—	—		—	—	239	—	—	—	—		239
Contribution from noncontrolling interests	—	—		—	—	—	—	—	—	796		796
Distribution to noncontrolling interests	—	—		—	—	—	—	—	—	(670)		(670)
Other	—	—		—	—	(68)	—	(2)	—	—		(70)
Preferred dividends accrued:
$0.975 per Series A preferred share	—	—		—	—	—	—	(12,558)	—	—		(12,558)
$1.00 per Series C depositary preferred share	—	—		—	—	—	—	(6,798)	—	—		(6,798)
Comprehensive loss:
Foreign exchange translation	—	—		—	—	—	1,474	—	—	—	$1,474
Net loss	—	—		—	—	—	—	(73,929)	—	109	(73,820)
Comprehensive loss											$(72,346)	(72,346)
Balance at June 30, 2011	12,948	$478,774	—	124,569	$1,246	$2,350,883	$27,931	$(2,221,290)	$—	$20,030		$657,574
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(74,123)	$(40,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,854	74,567
Gain on sale of hotels, net	(6,660)	—
Gain on involuntary conversion, net	(171)	—
Amortization of deferred financing fees and debt discount	9,351	8,608
Amortization of unearned officers’ and directors’ compensation	3,577	3,257
Equity in loss from unconsolidated entities	1,552	1,188
Distributions of income from unconsolidated entities	810	1,110
Debt extinguishment	23,961	(46,060)
Impairment loss	12,303	21,060
Changes in assets and liabilities:
Accounts receivable	(11,449)	(5,469)
Restricted cash – operations	2,005	4,066
Other assets	(12,604)	(4,059)
Accrued expenses and other liabilities	(4,880)	23,924
Net cash flow provided by operating activities	14,526	41,240
Cash flows from investing activities:
Acquisition of hotels	(137,985)	—
Improvements and additions to hotels	(35,244)	(18,393)
Additions to condominium project	(318)	(162)
Proceeds from asset dispositions	52,093	—
Change in restricted cash – investing	(412)	(2,646)
Insurance proceeds	282	—
Distributions from unconsolidated entities	825	559
Contributions to unconsolidated entities	—	(25,122)
Net cash flow used in investing activities	(120,759)	(45,764)
Cash flows from financing activities:
Proceeds from borrowings	1,087,267	212,121
Repayment of borrowings	(1,050,566)	(347,692)
Payment of deferred financing fees	(18,230)	(6,615)
Change in restricted cash – financing	(24,000)	—
Acquisition of noncontrolling interest	—	(1,000)
Distributions paid to noncontrolling interests	(670)	(980)
Contributions from noncontrolling interests	796	15
Distributions paid to preferred stockholders	(19,356)	—
Net proceeds from common stock issuance	158,476	166,704
Proceeds from FelCor LP unit issuance	2,500	—
Net cash flow provided by financing activities	136,217	22,553
Effect of exchange rate changes on cash	93	(86)
Net change in cash and cash equivalents	30,077	17,943
Cash and cash equivalents at beginning of periods	200,972	263,531
Cash and cash equivalents at end of periods	$231,049	$281,474

Supplemental cash flow information – interest paid	$59,344	$64,490
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT.  We are the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in (i) 78 hotels in continuing operations with approximately 22,000 rooms and (ii) three hotels designated as held for sale at June 30, 2011. At June 30, 2011, we had an aggregate of 125,208,961 shares and units outstanding, consisting of 124,568,801 shares of FelCor common stock and 640,160 FelCor LP units not owned by FelCor.

Of the 78 hotels included in continuing operations, we owned a 100% interest in 60 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 13 hotels.  We consolidate our real estate interests in the 65 hotels in which we held greater than 50% ownership interests, and we record the real estate interests of the 13 hotels in which we held 50% ownership interests using the equity method.

At June 30, 2011, 77 of the 78 hotels were leased to operating lessees, and one 50%-owned hotel was operated without a lease.  We held majority interests and had direct or indirect controlling interests in all of the operating lessees.  Because we owned controlling interests in these lessees (including lessees of 12 of the 13 hotels in which we owned 50% of the real estate interests), we consolidated our lessee interests in these hotels (we refer to these 77 hotels as our Consolidated Hotels) and reflect 100% of those hotels’ revenues and expenses on our statement of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in each of the remaining 65 hotels (we consolidate our real estate interest in these hotels).

The following table illustrates the distribution of our 77 Consolidated Hotels among our brands at June 30, 2011:

Brand	Hotels	Rooms
Embassy Suites Hotels®	41	10,718
Holiday Inn®	15	5,154
Sheraton® and Westin®	7	2,478
Doubletree® and Hilton®	8	1,856
Marriott® and Renaissance®	3	1,321
Fairmont®	1	383
Morgans Hotel Group	2	282
Total	77	22,192

At June 30, 2011, our Consolidated Hotels were located in the United States (75 hotels in 22 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (11 hotels) and Texas (9 hotels).  Approximately 50% of our hotel room revenues were generated from hotels in these three states during the first six months of 2011.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)

At June 30, 2011, of our 77 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 48 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 15 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed seven hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (v) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, (vi) a subsidiary of Morgans Hotel Group Corp. managed two hotels, and (vii) an independent management company managed one hotel.

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Our three-month periods ending June 30, 2011 and 2010 includes the results of operations for our Marriott-managed hotels for the 12-week periods ending June 17, 2011 and June 18, 2010, respectively.

The information in our consolidated financial statements for the three and six months ended June 30, 2011 and 2010 is unaudited.  Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying financial statements for the three and six months ended June 30, 2011 and 2010, include adjustments based on management's estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of actual operating results for the entire year.

2.	Hotel Acquisitions

In May 2011, we acquired two midtown Manhattan hotels, Royalton and Morgans, which have a total of 282 guest rooms. The fair values of the assets acquired and liabilities assumed at the date of acquisition were consistent with the purchase price and were allocated based on third-party appraisals. We expensed acquisition costs (such as, broker, legal and accounting fees) of $915,000, which are not included in the fair value estimates of the net assets acquired. The following table summarizes the fair values of assets acquired and liabilities assumed in our acquisition (in thousands):

Assets
Investment in hotels(a)	$136,035
Restricted cash	2,500
Accounts receivable	635
Other assets	322
Total assets acquired	139,492

Liabilities
Accrued expenses and other liabilities	1,507
Net assets acquired	$137,985

(a)    Investment in hotels was allocated to land ($48.7 million), building and improvements ($78.3 million) and furniture, fixtures and equipment ($9.0 million).

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Hotel Acquisitions — (continued)

The following consolidated unaudited pro forma results of operations for FelCor for the three and six months ended June 30, 2011 and 2010 assume this acquisition occurred on January 1, 2010. The pro forma information includes revenues, operating expenses, depreciation and amortization. The unaudited pro forma results of operations are not necessarily indicative of the results of operations if the acquisition had been completed on the assumed date. The unaudited pro forma results of operations are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$262,141	$236,729	$494,430	$451,972
Net income (loss)	$(42,142)	$22,020	$(75,321)	$(42,087)
Earnings per share - basic and diluted	$(0.42)	$0.17	$(0.86)	$(0.94)

For the three and six months ended June 30, 2011, we have included $3.3 million of revenues and $319,000 of net income in our consolidated statements of operations related to the operations of these hotels.

3.	Change in Accounting Estimate

Effective January 1, 2011, we reclassified certain inventory (such as, china, glass, silver, and linen) aggregating $10.3 million to investment in hotels from other assets. We believe this classification to be preferable to its prior classification because we receive long-term benefits (approximately three years) from these inventories, similar to other long-term physical assets, which are classified as investment in hotels. This change was considered a change in accounting estimate inseparable from a change in accounting policy and will result in changes to our depreciation expense prospectively. As a result, existing inventories will be amortized over a three-year period. Prospectively, significant additions in conjunction with major renovations, expansions or changes in brand standards for these inventories will be capitalized at acquisition, and depreciated over a three year estimated useful life. Minor replacement or replenishment of inventory will be expensed when purchased.

4.    Reacquired Stock

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

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 13 hotels at June 30, 2011 and December 31, 2010.  We also own a 50% interest in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	June 30,	December 31,
	2011	2010
Investment in hotels, net of accumulated depreciation	$181,769	$192,584
Total assets	$205,326	$209,742
Debt	$152,893	$154,590
Total liabilities	$159,268	$159,170
Equity	$46,058	$50,572

Our unconsolidated entities’ debt at June 30, 2011 and December 31, 2010 consisted entirely of non-recourse mortgage debt.

In December 2010, we sold our 50% interest in the Sheraton Premier at Tysons Corner.

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$18,328	$19,648	$30,016	$32,387
Net income (loss)	$992	$1,022	$(1,243)	$(2,114)

Net income (loss) attributable to FelCor	$496	$751	$(622)	$(817)
Gain on joint venture liquidation	—	—	—	559
Depreciation of cost in excess of book value	(465)	(465)	(930)	(930)
Equity in income (loss) from unconsolidated entities	$31	$286	$(1,552)	$(1,188)

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	June 30,	December 31,
	2011	2010
Hotel-related investments	$14,104	$15,736
Cost in excess of book value of hotel investments	49,704	50,634
Land and condominium investments	8,925	9,550
	$72,733	$75,920

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Investment in Unconsolidated Entities — (continued)

The following table summarizes the components of our equity in loss from unconsolidated entities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Hotel investments	$34	$292	$(928)	$(613)
Other investments	(3)	(6)	(624)	(575)
Equity in income (loss) from unconsolidated entities	$31	$286	$(1,552)	$(1,188)

6.	Debt

Consolidated debt consisted of the following (dollars in thousands):

	Encumbered Hotels		Interest Rate (%)		Maturity Date	June 30, 2011	December 31, 2010
Line of credit(a)	11 hotels		L + 4.50		August 2014(b)	$—	$—
Mortgage debt
Mortgage debt(c)	10 hotels		L + 0.93	(d)	November 2011	204,714	250,000
Mortgage debt(e)	9 hotels		L + 5.10	(f)	April 2015	211,968	212,000
Mortgage debt	7 hotels		9.02		April 2014	110,973	113,220
Mortgage debt	5 hotels	(g)	6.66		June - August 2014	68,300	69,206
Mortgage debt(h)	1 hotel		L + 1.50		June 2012	24,000	27,770
Mortgage debt	1 hotel		5.81		July 2016	11,100	11,321
Other	—		4.25		August 2011	791	524
Senior notes
Senior secured notes	6 hotels		6.75		June 2019	525,000	—
Senior secured notes(i)	14 hotels		10.00		October 2014	455,260	582,821
Retired debt	—		—		—	—	281,447
Total	64 hotels					$1,612,106	$1,548,309

(a)	We currently have full availability under our $225 million line of credit.

(b)	The line of credit can be extended for one year (to 2015), subject to satisfying certain conditions.

(c)	$26.5 million was repaid on this note after June 30, 2011 from proceeds of a hotel sale.

(d)	We purchased an interest rate cap ($250 million notional amount) that caps LIBOR at 7.8% and expires November 2011.

(e)	$8.6 million was repaid on this note after June 30, 2011 from proceeds of a hotel sale.

(f)	LIBOR (for this loan) is subject to a 3% floor. We purchased an interest rate cap ($212 million notional amount) that caps LIBOR at 5.0% and expires May 2012.

(g)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.

(h)	This note was repaid after June 30, 2011.

(i)
$492 million in aggregate principal outstanding (after redemption of $144 million in aggregate principal in June 2011) and were initially sold at a discount that provided an effective yield of 12.875% before transaction costs.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Debt — (continued)

In March 2011, we established a $225 million secured line of credit with a group of seven banks. At the same time, we repaid a $198.3 million secured loan and a $28.8 million secured loan with a combination of $52.1 million of cash on hand and funds drawn under our new line of credit (all of which has subsequently been repaid). The repaid loans would have matured in 2013 and 2012 (including extensions), respectively, and were secured by mortgages on 11 hotels. Those same hotels secure repayment of amounts outstanding under the line of credit. The credit facility bears interest at LIBOR, plus 4.5%, with no LIBOR floor.

In May 2011, our wholly-owned subsidiary issued $525.0 million in aggregate principal amount of its 6.75% senior secured notes due 2019. Net proceeds after initial purchasers' discount and expenses were approximately $511 million, a portion of which was used to purchase Royalton and Morgans for $140.0 million, with the remainder available for general corporate purposes.

In May 2011, we repaid loans aggregating $45.3 million secured by two hotels, when we sold the hotels.

In June 2011, we repaid (at maturity) a $7.3 million loan that was secured by one hotel.

In June 2011, we obtained a $24.0 million loan to refinance a loan secured by one hotel. The old loan balance was $27.8 million and provided that, upon refinancing, $3.8 million of the loan would be forgiven. We recognized a $3.7 million net gain from extinguishment of debt in connection with the refinancing.

In June 2011, we repaid the remaining outstanding $46.4 million of our 9% senior notes when they matured.

In June 2011, we redeemed $144 million in aggregate principal amount of our 10% senior notes using $158 million of net proceeds of our recent equity offering. Under the terms of the indenture governing the redeemed notes, the redemption price was 110% of the principal amount of the redeemed notes, together with accrued and unpaid interest thereon to the redemption date. We recognized a $27.4 million debt extinguishment charge related to the prepayment premium and the write-off of a pro rata portion of the related debt discount and deferred loan costs.

We reported $34.9 million and $35.9 million of interest expense for the three months ended June 30, 2011 and 2010, respectively, which is net of: (i) interest income of $53,000 and $96,000 and (ii) capitalized interest of $312,000 and $138,000, respectively. We reported $68.3 million and $70.6 million of interest expense for the six months ended June 30, 2011 and 2010, respectively, which is net of: (i) interest income of $94,000 and $201,000 and (ii) capitalized interest of $510,000 and $283,000, respectively.

7.    Common Stock Offering

In April 2011, we sold 27.6 million shares of our common stock at $6.00 per share in a public offering. The net proceeds from the offering were $158 million. Net proceeds from this offering (after underwriting discounts and commissions) were used to redeem $144 million of our 10% senior notes.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Room revenue	$199,188	$179,004	$375,168	$341,835
Food and beverage revenue	42,576	34,756	79,711	67,411
Other operating departments	14,591	13,944	26,969	26,518
Total hotel operating revenue	$256,355	$227,704	$481,848	$435,764

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

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended June 30,
	2011		2010
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$52,433	20.5%	$46,308	20.3%
Food and beverage	31,534	12.3	26,488	11.6
Other operating departments	6,651	2.5	6,191	2.8
Total hotel departmental expenses	$90,618	35.3%	$78,987	34.7%

	Six Months Ended June 30,
	2011		2010
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$99,633	20.7%	$89,689	20.6%
Food and beverage	60,692	12.6	52,013	11.9
Other operating departments	12,549	2.6	11,996	2.8
Total hotel departmental expenses	$172,874	35.9%	$153,698	35.3%

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs — (continued)

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended June 30,
	2011		2010
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$22,328	8.7%	$19,878	8.7%
Marketing	20,910	8.2	19,014	8.4
Repair and maintenance	12,739	5.0	11,594	5.1
Utilities	11,669	4.5	10,736	4.7
Total other property operating costs	$67,646	26.4%	$61,222	26.9%

	Six Months Ended June 30,
	2011		2010
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$44,404	9.2%	$39,181	9.0%
Marketing	41,184	8.5	36,730	8.4
Repair and maintenance	25,244	5.2	23,316	5.4
Utilities	23,114	4.9	21,635	4.9
Total other property operating costs	$133,946	27.8%	$120,862	27.7%

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Hotel lease expense(a)	$10,497	$10,015	$18,801	$17,773
Land lease expense(b)	2,725	2,550	4,960	4,704
Real estate and other taxes	8,047	8,387	14,946	16,777
Property insurance, general liability insurance and other	2,294	2,643	4,914	5,991
Total taxes, insurance and lease expense	$23,563	$23,595	$43,621	$45,245

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities, and is partially (generally 49%) offset through noncontrolling interests in other partnerships.  Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $5.1 million and $4.7 million for the three months ended June 30, 2011 and 2010, respectively, and $8.0 million and $7.1 million for the six months ended June 30, 2011 and 2010, respectively.

(b)
Land lease expense includes percentage rent of $1.2 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively.

10.    Impairment

Our hotels comprise operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations.  Accordingly, we consider our hotels to be components for purposes of determining impairment charges and reporting discontinued operations.

During the quarter ended June 30, 2011, we recorded $12.3 million of impairment charges ($11.7 million related to three hotels in continuing operations and $598,000 related to one hotel in discontinued operations). The impairment charge related to continuing operations was based on revised estimated fair market values obtained through the marketing process that were lower than the net book values for these hotels. The inputs used to determine the fair values of these hotels are classified as Level 2 under authoritative guidance for fair value measurements. The impairment charge relating to discontinued operations is primarily related to estimated selling costs with respect to one hotel held for sale at June 30, 2011.

During the quarter ended March 31, 2010, we recorded a $21.1 million impairment charge with regard to two hotels that were subsequently transferred to their lenders in full satisfaction of the related debt. This impairment charge is reflected in discontinued operations. For these impairment charges, we estimated the hotels’ fair value by using estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information.  The cash flows used for determining the fair values were discounted using market-based discounts generally used for operationally and geographically similar assets.  The inputs used to determine the fair values of these hotels are classified as Level 3 under the authoritative guidance for fair value measurements.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Impairment — (continued)

We may record additional impairment charges if operating results of individual hotels are materially different from our forecasts, or the economy and/or lodging industry weakens, or if we shorten our contemplated holding period for additional hotels.

11.    Discontinued Operations

We had three hotels held for sale at June 30, 2011.  We consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale) when a buyer completes its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit.

Discontinued operations include results of operations for three hotels designated as held for sale at June 30, 2011, three hotels sold during the quarter ended June 30, 2011, and three hotels disposed in 2010.  The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011		2010	2011		2010
Hotel operating revenue	$8,811		$21,633	$20,665		$39,619
Operating expenses	(8,447)	(a)	(21,283)	(19,098)	(a)	(62,303)	(b)
Operating income (loss) from discontinued operations	$364		$350	$1,567		$(22,684)
Interest expense, net	(335)		(1,318)	(709)		(2,832)
Debt extinguishment	(50)		(126)	(57)		(126)
Gain on sale of hotels, net	6,660		—	6,660		—
Income (loss) from discontinued operations	$6,639		$(1,094)	$7,461		$(25,642)

(a)	Includes an impairment charge of $598,000.

(b)	Includes an impairment charge of $21.1 million.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to FelCor	$(42,265)	$21,614	$(73,929)	$(40,774)
Discontinued operations attributable to FelCor	(6,616)	1,089	(7,435)	25,527
Income (loss) from continuing operations attributable to FelCor	(48,881)	22,703	(81,364)	(15,247)
Less: Preferred dividends	(9,678)	(9,678)	(19,356)	(19,356)
Less: Undistributed earnings allocated to unvested restricted stock	—	(352)	—	—
Numerator for continuing operations attributable to FelCor common stockholders	(58,559)	12,673	(100,720)	(34,603)
Discontinued operations attributable to FelCor	6,616	(1,089)	7,435	(25,527)
Numerator for basic and diluted income (loss) attributable to FelCor common stockholders	$(51,943)	$11,584	$(93,285)	$(60,130)
Denominator:
Denominator for basic and diluted income (loss) per share	122,992	66,531	109,249	65,014
Basic and diluted income (loss) per share data:
Income (loss) from continuing operations	$(0.48)	$0.19	$(0.92)	$(0.53)
Discontinued operations	$0.05	$(0.02)	$0.07	$(0.39)
Net income (loss)	$(0.42)	$0.17	$(0.85)	$(0.92)

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted income (loss) per share, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Series A convertible preferred shares	9,985	9,985	9,985	9,985

Series A preferred dividends that would be excluded from net income (loss) attributable to FelCor common stockholders, if these Series A preferred shares were dilutive, were $6.3 million for the three months ended June 30, 2011 and 2010, and $12.6 million for the six months ended June 30, 2011 and 2010.

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Dividends

In January 2011, we reinstated our current quarterly preferred dividend and paid current quarterly preferred dividends in January, May and August 2011. We are restricted from paying any common dividends unless and until all accrued and current preferred dividends are paid. Our Board of Directors will determine whether and when to declare future dividends (including the accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements.  We had $76.3 million of aggregate accrued dividends payable to holders of our Series A and Series C preferred stock at June 30, 2011 and December 31, 2010.

14.    Noncontrolling Interests

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

In May 2011, we sold 367,647 units of limited partner interest in our operating partnership at $6.80 per unit. At June 30, 2011, these units were carried at $2.4 million, which is the issue price of the units less the holders’ share of allocated losses for the period the units were outstanding. The other outstanding 272,513 units of limited partner interest were carried at $1.5 million at June 30, 2011. This value is based on the June 30, 2011 closing price for our common stock ($5.33/share).

The changes in redeemable noncontrolling interests for the six months ended June 30, 2011 and 2010 are shown below (in thousands):

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$2,004	$1,062
Issuance of units	2,500	—
Conversion of units	(79)	—
Redemption value allocation	(239)	687
Comprehensive income (loss):
Foreign exchange translation	4	(3)
Net loss	(303)	(274)
Balance at end of period	$3,887	$1,472

FELCOR LODGING TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Fair Value of Financial Instruments

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of June 30, 2011.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data; and (iii) our debt that is not traded publicly is based on estimated effective borrowing rates for debt with similar terms, loan to estimated fair value and remaining maturities (the estimated fair value of all our debt was $1.7 billion at June 30, 2011 and December 31, 2010).

16.    Subsequent Events

In July 2011, we sold three hotels that were classified as held for sale and recorded in discontinued operations at June 30, 2011 for combined gross proceeds of $46 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Beginning in 2010, a combination of improved demand and the relatively low number of new hotel openings fueled the start of the lodging industry recovery. As the recovery moved into 2011, hotel occupancy continued to grow resulting from an increased imbalance between the improving demand and moderating supply. The imbalance between demand, primarily corporate transient, and supply has allowed hotels to increase their average daily rate, or ADR.

Our hotels are taking advantage of the growth in corporate and premium segments to remix their customer base and replace lower-rated business with customers in these premium segments. Additionally, our hotels are increasing rates, where appropriate. For the first six months of 2011, revenue per available room, or RevPAR, at our hotels improved 5.7% compared to the same period last year (6.0% at our comparable hotels and 1.9% at our hotels marketed for sale).  Improved RevPAR was driven by improvements in ADR (3.7%) and occupancy (1.9%).  As ADR becomes a larger contributor to RevPAR growth, Hotel EBITDA margin generally improves because we are charging more for the same room. In the first six months of 2011, our Hotel EBITDA margin improved by 165 basis points compared to the same period last year. We expect ADR will contribute significantly to RevPAR growth and improved Hotel EBITDA margin through 2011.

As part of our long-term strategic plan:

•
We began marketing 14 non-strategic hotels for sale during the fourth quarter of 2010. Through the date of this report, we have sold six hotels in 2011, one hotel in 2010 and we currently have agreements to sell, or are negotiating contracts to sell, five additional hotels.

•
In March 2011, we established a $225 million secured line of credit. We had no borrowings under the line at June 30, 2011, and the full $225 million is available for general corporate purposes, including repayment of other debt and future acquisitions.

•
In April 2011, we received approximately $158 million of aggregate net proceeds (after underwriting discounts and commissions) from a public offering of 27.6 million shares of our common stock. Proceeds from this offering were used to redeem $144 million of our 10% senior notes.

•
In May 2011, our wholly-owned subsidiary issued $525.0 million in aggregate principal amount of 6.75% senior secured notes due 2019. Net proceeds after the initial purchasers' discount and expenses were approximately $511 million, a portion of which were used to purchase two midtown Manhattan hotels, Royalton and Morgans (282 guest rooms, in total), for $140.0 million, with the remainder available for general corporate purposes.

•	We repaid the remainder of our 9% senior notes ($46.4 million) that matured in June 2011.

In January 2011, we reinstated our current quarterly preferred dividend and paid current quarterly preferred dividends in January, May and August 2011. We are restricted from paying any common dividends unless and until all accrued and current preferred dividends are paid. Our Board of Directors will determine whether and when to declare future dividends (including accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements.

Results of Operations

Comparison of the Three Months ended June 30, 2011 and 2010

For the three months ended June 30, 2011, we recorded $51.9 million ($0.42 per share) of net loss attributable to common stockholders compared to $11.9 million ($0.17 per share) of net income attributable to common stockholders for the same period in 2010. Our 2011 net loss included $23.7 million of net losses from debt extinguishment and $12.3 million of impairment charges, which were partially offset by $6.7 million of net gains on asset sales. Our 2010 net income included a $46.1 million gain from debt extinguishment.

In the second quarter of 2011:

•
Total revenue was $257.4 million, a 12.5% increase compared to the same period in 2010. The increase in revenue is primarily attributed to a 5.3% increase in same store RevPAR (6.2% at our comparable hotels and -3.9% at our hotels marketed for sale), which includes a 1.9% increase in occupancy and a 3.4% increase in ADR and $16.8 million in revenue from our recently-acquired hotels (the Fairmont Copley Plaza, acquired in August 2010, and Royalton and Morgans, acquired in May 2011).

•
Hotel departmental expenses increased $11.6 million compared to the same period in 2010 due to a combination of higher occupancies and $7.6 million of hotel departmental expenses from our recently-acquired hotels. As a percentage of total revenue, hotel departmental expenses increased from 34.5% to 35.2% compared to the same period in 2010. These changes in departmental expenses as a percent of revenue are primarily due to the mix and nature of the business of the Fairmont Copley Plaza, which receives a significant portion of its revenue from food and beverage operations. Food and beverage revenue generally has much higher expenses as a percent of revenue than room revenue.

•
Other property related costs increased $6.4 million due to a combination of higher occupancies, and $3.8 million from our recently-acquired hotels. As a percentage of total revenue, these costs remained essentially flat compared to the same period in 2010.

•
Management and franchise fees increased $879,000 compared to the same period in 2010 due to a combination of higher revenues (which serve as the basis for determining such fees), and $437,000 of management and franchise fees for our recently-acquired hotels. As a percent of total revenue, management and franchise fees remained unchanged from the same period in 2010.

•
Taxes, insurance and lease expense remained essentially flat compared to the same period in 2010, but decreased as a percentage of total revenue from 10.3% to 9.2% compared to the same period in 2010. Favorable resolution of property tax appeals, reductions in property insurance and improved liability claims experience were offset by $1.1 million of incremental expenses at our recently-acquired hotels.

•
Depreciation and amortization expense decreased $147,000 compared to the same period in 2010. As a percent of total revenue, depreciation and amortization expense decreased to 13.2% compared to 14.9% for the same period in 2010. Our asset values, the basis from which we calculate depreciation, declined between the end of the second quarter of 2010 and the second quarter of 2011 as a result of impairment charges recorded in late 2010. As a consequence, our second quarter depreciation expense declined from 2010 to 2011. However, this decline was partially offset by $942,000 of depreciation expense related to our recently-acquired hotels.

•
Impairment charges of $11.7 million relate to three hotels we are currently marketing for sale. The charges are based on revised estimated fair values obtained through the marketing process that were lower than the net book values for these hotels.

•	Net interest expense decreased $981,000 compared to the same period in 2010, primarily reflecting our lower average interest rate resulting from our recent refinancing activity.

•
Extinguishment of debt. During the quarter ended June 30, 2011, we redeemed $144 million of our 10% senior notes due in October 2014 and recognized a $27.4 million debt extinguishment charge related to the 10% prepayment premium and the write-off of a pro rata portion of the related debt discount and deferred loan costs, all of which was partially offset by a $3.7 million extinguishment gain on a refinanced mortgage note.

•
Discontinued operations relates to three hotels sold in May 2011 and three hotels held for sale at June 30, 2011. We recorded net gains of $6.7 million from the hotel sales and recorded an impairment charge of $598,000 (primarily related to anticipated selling costs) with respect to one hotel held for sale.

Comparison of the Six Months ended June 30, 2011 and 2010

For the six months ended June 30, 2011, we recorded $93.3 million, ($0.85 per share) of net loss attributable to common stockholders compared to $60.1 million ($0.92 per share) of net loss attributable to common stockholders for the same period in 2010. Our 2011 net loss included $24.0 million of net losses from debt extinguishment and $12.3 million of impairment charges, which were partially offset by $6.7 million of net gains on asset sales. Our 2010 net loss included a $46.1 million gain from debt extinguishment and $21.1 million of impairment charges.

In the six months ended June 30, 2011:

•
Total revenue was $483.1 million, a 10.5% increase compared to the same period in 2010. The increase in revenue is primarily attributed to a 5.7% increase in same store RevPAR (6.0% at our comparable hotels and 1.9% at our hotels marketed for sale), which includes a 1.9% increase in occupancy and a 3.7% increase in ADR and $23.5 million in revenue from our recently-acquired hotels.

•
Hotel departmental expenses increased $19.2 million compared to the same period in 2010 due to a combination of higher occupancies and $12.2 million of hotel departmental expenses from our recently-acquired hotels. As a percentage of total revenue, hotel departmental expenses increased from 35.2% to 35.8% compared to the same period in 2010. These changes in departmental expenses as a percent of revenue are primarily due to the mix and nature of the business of the Fairmont Copley Plaza, which receives a significant portion of its revenue from food and beverage operations. Food and beverage revenue generally has much higher expenses as a percent of revenue than room revenue.

•
Other property related costs increased $13.1 million due to a combination of higher occupancies and $6.4 million from our recently-acquired hotels. As a percentage of total revenue, they remained essentially flat compared to the same period in 2010.

•
Management and franchise fees increased $1.6 million compared to the same period in 2010 due to a combination of higher revenues (which serve as the basis for determining such fees) and $639,000 of management and franchise fees for our recently-acquired hotels. As a percent of total revenue, management and franchise fees remained unchanged from the same period in 2010.

•
Taxes, insurance and lease expense decreased $1.6 million compared to the same period in 2010. As a percent of total revenue, taxes, insurance and lease expense decreased to 9.0% compared to 10.4% for the same period in 2010. Decreases in property insurance, estimated Canadian taxes, favorable resolution of property tax appeals, and improved liability claims experience were partially offset by $1.8 million of incremental expenses at our recently-acquired hotels.

•
Depreciation and amortization expense decreased $778,000 compared to the same period in 2010. As a percent of total revenue, depreciation and amortization expense decreased to 14.0% compared to 15.7% for the same period in 2010. Our asset values, the basis from which we calculate depreciation, declined between the end of the second quarter of 2010 and the second quarter of 2011 as a result of impairment charges recorded in late 2010. As a consequence, our depreciation expense in the first six months of the year declined from 2010 to 2011. However, this decline was partially offset by $1.6 million of depreciation expense related to our recently-acquired hotels.

•
Impairment charges of $11.7 million relate to three hotels we are currently marketing for sale. The charges are based on revised estimated fair values obtained through the marketing process that were lower than the net book values for these hotels.

•	Net interest expense decreased $2.2 million compared to the same period in 2010, primarily reflecting our lower average debt.

•
Extinguishment of debt. During the six months ended June 30, 2011, we redeemed $144 million of our 10% senior notes due in October 2014 and recognized a $27.4 million debt extinguishment charge related to the 10% prepayment premium and the write-off of a pro rata portion of the debt discount and deferred loan costs, all of which was partially offset by a $3.7 million extinguishment gain on a refinanced mortgage note.

•
Discontinued operations relates to three hotels sold in May 2011 and three hotels held for sale as of June 30, 2011. We recorded net gains of $6.7 million from the hotel sales and recorded an impairment charge of $598,000 (primarily related to anticipated selling costs) with respect to one hotel held for sale. In 2010, we recorded impairment charges of $21.1 million on hotels disposed in 2010.

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

The following table details our computation of FFO and Adjusted FFO (in thousands, except for per share data):

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended June 30,
	2011			2010
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(42,397)			$21,990
Noncontrolling interests	132			(376)
Preferred dividends	(9,678)			(9,678)
Net income (loss) attributable to FelCor common stockholders	(51,943)			11,936
Less: undistributed earnings allocated to unvested restricted stock	—			(352)
Numerator for basic and diluted income (loss) attributable to common stockholders	(51,943)	122,992	(0.42)	11,584	66,531	0.17
Depreciation and amortization	34,011	—	0.26	34,158	—	0.50
Depreciation, discontinued operations and unconsolidated entities	4,402	—	0.04	6,566	—	0.10
Gain on sale of hotels, net	(6,660)	—	(0.05)	—	—	—
Gain on involuntary conversion, net	(21)	—	—	—	—	—
Noncontrolling interests in FelCor LP	(183)	433	—	51	295	—
Undistributed earnings allocated to unvested restricted stock	—	—	—	352	—	0.01
Conversion of options and unvested restricted stock	—	—	—	—	828	—
FFO	(20,394)	123,425	(0.17)	52,711	67,654	0.78
Impairment loss	11,706	—	0.09	—	—	—
Impairment loss, discontinued operations	598	—	—	—	—	—
Acquisition costs	827	—	0.01	—	—	—
Debt extinguishment, including discontinued operations	23,710	—	0.19	(46,060)	—	(0.68)
Conversion of options and unvested restricted stock	—	855	0.01	—	—	—
Adjusted FFO	$16,447	124,280	$0.13	$6,651	67,654	$0.10

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Six Months Ended June 30,
	2011			2010
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(74,123)			$(40,952)
Noncontrolling interests	194			178
Preferred dividends	(19,356)			(19,356)
Numerator for basic and diluted loss attributable to common stockholders	(93,285)	109,249	(0.85)	(60,130)	65,014	(0.92)
Depreciation and amortization	67,861	—	0.61	68,639	—	1.04
Depreciation, discontinued operations and unconsolidated entities	9,448	—	0.09	13,346	—	0.21
Noncontrolling interests in FelCor LP	(303)	359	—	(274)	295	—
Gain on sale of hotels, net	(6,660)	—	(0.06)	—	—	—
Gain on involuntary conversion, net	(171)	—	—	—	—	—
Gain on sale of unconsolidated entities	—	—	—	(559)	—	(0.01)
Conversion of options and unvested restricted stock	—	—	—	—	651	—
FFO	(23,110)	109,608	(0.21)	21,022	65,960	0.32
Impairment loss	11,706	—	0.11	—	—	—
Impairment loss, discontinued operations	598	—	0.01	21,060	—	0.32
Acquisition costs	946	—	0.01	—	—	—
Debt extinguishment, including discontinued operations	23,961	—	0.22	(46,060)	—	(0.70)
Conversion of options and unvested restricted stock	—	860	(0.01)	—	(651)	—
Adjusted FFO	$14,101	110,468	$0.13	$(3,978)	65,309	$(0.06)

The following table details our computation of EBITDA, Adjusted EBITDA, and Hotel EBITDA (in thousands):

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA, and Hotel EBITDA
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(42,397)	$21,990	$(74,123)	$(40,952)
Depreciation and amortization	34,011	34,158	67,861	68,639
Depreciation, discontinued operations and unconsolidated entities	4,402	6,566	9,448	13,346
Interest expense	34,928	35,952	68,442	70,782
Interest expense, discontinued operations and unconsolidated entities	1,462	2,529	2,964	5,543
Amortization of stock compensation	1,774	1,642	3,577	3,257
Noncontrolling interests in other partnerships	(51)	(325)	(109)	(96)
EBITDA	34,129	102,512	78,060	120,519
Impairment loss	11,706	—	11,706	—
Impairment loss, discontinued operations	598	—	598	21,060
Debt extinguishment, including discontinued operations	23,710	(46,060)	23,961	(46,060)
Acquisition costs	827	—	946	—
Gain on sale of hotels, net	(6,660)	—	(6,660)	—
Gain on involuntary conversion, net	(21)	—	(171)	—
Gain on sale of unconsolidated subsidiary	—	—	—	(559)
Adjusted EBITDA	64,289	56,452	108,440	94,960
Other revenue	(1,011)	(1,007)	(1,236)	(1,372)
Adjusted EBITDA from acquired hotels(a)	(567)	2,394	(567)	315
Equity in income from unconsolidated subsidiaries (excluding interest and depreciation)	(4,947)	(4,874)	(8,287)	(7,857)
Noncontrolling interests in other partnerships (excluding interest and depreciation)	610	935	1,237	1,327
Consolidated hotel lease expense	10,497	10,015	18,801	17,773
Unconsolidated taxes, insurance and lease expense	(1,753)	(1,671)	(3,436)	(3,363)
Interest income	(53)	(96)	(94)	(200)
Other expenses (excluding acquisition costs)	789	801	1,301	1,362
Corporate expenses (excluding amortization expense of stock compensation)	5,136	4,868	12,870	13,100
Adjusted EBITDA from discontinued operations	(2,134)	(4,149)	(5,156)	(6,060)
Hotel EBITDA	$70,856	$63,668	$123,873	$109,985

(a) For same-store metrics, we have included the hotel acquired in August 2010 and excluded the two hotels acquired in May 2011 for all periods presented.

The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses on our same-store hotels, and includes the reconciliation of hotel operating expenses to total operating expenses with respect to our Consolidated Hotels at the dates presented.

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenues	$257,366	$228,711	$483,084	$437,136
Other revenue	(1,011)	(1,007)	(1,236)	(1,372)
Hotel operating revenue	256,355	227,704	481,848	435,764
Revenue from acquired hotels(a)	(3,343)	12,034	(3,343)	17,889
Same-store hotel operating revenue	253,012	239,738	478,505	453,653
Same-store hotel operating expenses	(182,156)	(176,070)	(354,632)	(343,668)
Hotel EBITDA	$70,856	$63,668	$123,873	$109,985
Hotel EBITDA margin(b)	28.0%	26.6%	25.9%	24.2%

(a)	For same-store metrics, we have included the hotel acquired in August 2010 and excluded the two hotels acquired in May 2011 for all periods presented.

(b)	Hotel EBITDA as a percentage of same-store hotel operating revenue.

Reconciliation of Total Operating Expenses to Same-store Hotel Operating Expenses
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total operating expenses	$247,919	$216,243	$471,034	$426,862
Unconsolidated taxes, insurance and lease expense	1,753	1,671	3,436	3,363
Consolidated hotel lease expense	(10,497)	(10,015)	(18,801)	(17,773)
Corporate expenses	(6,910)	(6,510)	(16,447)	(16,357)
Depreciation and amortization	(34,011)	(34,158)	(67,861)	(68,639)
Impairment loss	(11,706)	—	(11,706)	—
Other expenses	(1,616)	(801)	(2,247)	(1,362)
Expenses from acquired hotels(a)	(2,776)	9,640	(2,776)	17,574
Same-store hotel operating expenses	$182,156	$176,070	$354,632	$343,668

(a)	For same-store metrics, we have included the hotel acquired in August 2010 and excluded the two hotels acquired in May 2011 for all periods presented.

Reconciliation of Ratio of Operating Income to Total Revenues to Hotel EBITDA Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratio of operating income to total revenues	3.7%	5.5%	2.5%	2.4%
Other revenue	(0.4)	(0.4)	(0.3)	(0.3)
Revenue from acquired hotels(a)	(1.1)	4.8	(0.5)	3.8
Unconsolidated taxes, insurance and lease expense	(0.7)	(0.7)	(0.7)	(0.7)
Consolidated hotel lease expense	4.1	4.2	3.9	3.9
Other expenses	0.6	0.3	0.5	0.3
Corporate expenses	2.7	2.7	3.4	3.6
Depreciation and amortization	13.4	14.2	14.1	15.1
Impairment loss	4.6	—	2.4	—
Expenses from acquired hotels(a)	1.1	(4.0)	0.6	(3.9)
Hotel EBITDA margin	28.0%	26.6%	25.9%	24.2%

(a)	For same-store metrics, we have included the hotel acquired in August 2010 and excluded the two hotels acquired in May 2011 for all periods presented.

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

•
Gains and losses related to debt extinguishment and interest rate swaps - We exclude gains and losses related to debt extinguishment and interest rate swaps from FFO and EBITDA because we believe that it is not indicative of ongoing operating performance of our hotel assets. This also represents an acceleration of interest expense or a reduction of interest expense, and interest expense is excluded from EBITDA.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at June 30, 2011, our pro rata share of hotel rooms, included in continuing operations, after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at June 30, 2011
Consolidated Hotels	77	22,192
Unconsolidated hotel operations	1	171
Total hotels	78	22,363

50% joint ventures	13	(1,573)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	3	(68)
Pro rata rooms attributed to joint venture partners		(1,895)
Pro rata share of rooms owned		20,468

Hotel Portfolio Composition

The following table illustrates the distribution of comparable hotels (this excludes eight hotels in continuing operations that are currently being marketed for sale, as well as Royalton and Morgans, which were acquired in May 2011).

Brand	Hotels	Rooms	% of Total Rooms	% of 2010 Hotel EBITDA(a)
Embassy Suites Hotels	37	9,757	50	58
Holiday Inn	13	4,338	22	19
Doubletree and Hilton	8	1,856	10	10
Sheraton and Westin	5	1,858	9	8
Renaissance and Marriott	3	1,321	7	3
Fairmont	1	383	2	2	(b)

Market
South Florida	5	1,439	7	8
Los Angeles area	4	899	5	7
San Francisco area	6	2,138	11	7
Boston	3	915	5	5
Atlanta	3	952	5	5
Philadelphia	2	729	4	4
Central California Coast	2	408	2	4
Myrtle Beach	2	640	3	4
New Orleans	2	744	4	4
San Antonio	3	874	5	4
Orlando	3	761	4	4
Minneapolis	2	528	3	4
San Diego	1	600	3	3
Dallas	2	784	4	3
Other	27	7,102	35	34

Location
Urban	18	5,919	30	33
Suburban	25	6,158	32	28
Airport	14	4,509	23	22
Resort	10	2,927	15	17

(a)
Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10‑Q.

(b)	Represents Hotel EBITDA from date of acquisition (August 2010).

Hotel Operating Statistics

The following tables set forth occupancy, ADR and RevPAR for the three and six months ended June 30, 2011 and 2010, and the percentage changes therein for the periods presented, for our same-store Consolidated Hotels (excluding Morgans and Royalton, which were acquired in May 2011) included in continuing operations.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	%Variance	2011	2010	%Variance
Embassy Suites Hotels	78.7	76.6	2.8	75.5	73.9	2.2
Holiday Inn	79.2	78.1	1.4	74.0	73.8	0.3
Doubletree and Hilton	75.9	75.5	0.5	69.7	69.5	0.3
Sheraton and Westin	71.2	70.0	1.7	69.1	67.3	2.7
Renaissance and Marriott	72.8	67.8	7.4	71.9	66.6	8.0
Fairmont	84.1	84.6	(0.6)	68.6	68.2	0.6
Comparable hotels	77.6	75.8	2.4	73.6	72.2	2.0
Hotels marketed for sale	66.0	67.8	(2.7)	67.2	66.4	1.1
Total same-store hotels	76.3	74.9	1.9	72.9	71.6	1.9

	ADR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	%Variance	2011	2010	%Variance
Embassy Suites Hotels	129.86	127.12	2.2	131.46	129.48	1.5
Holiday Inn	122.69	116.33	5.5	116.89	110.29	6.0
Doubletree and Hilton	126.28	118.61	6.5	126.72	116.83	8.5
Sheraton and Westin	109.05	106.79	2.1	109.94	105.45	4.3
Renaissance and Marriott	177.78	168.37	5.6	187.10	175.96	6.3
Fairmont	268.90	253.54	6.1	242.34	223.61	8.4
Comparable hotels	131.86	127.13	3.7	131.29	126.25	4.0
Hotels marketed for sale	108.91	110.28	(1.2)	111.62	110.79	0.7
Total same-store hotels	129.68	125.45	3.4	129.30	124.68	3.7

	RevPAR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	%Variance	2011	2010	%Variance
Embassy Suites Hotels	102.22	97.32	5.0	99.25	95.63	3.8
Holiday Inn	97.16	90.86	6.9	86.51	81.39	6.3
Doubletree and Hilton	95.82	89.51	7.1	88.29	81.16	8.8
Sheraton and Westin	77.64	74.75	3.9	75.98	70.99	7.0
Renaissance and Marriott	129.46	114.15	13.4	134.50	117.12	14.8
Fairmont	226.12	214.52	5.4	166.30	152.56	9.0
Comparable hotels	102.28	96.34	6.2	96.68	91.19	6.0
Hotels marketed for sale	71.87	74.76	(3.9)	74.96	73.57	1.9
Total same-store hotels	98.94	93.97	5.3	94.29	89.25	5.7

Comparable Hotels(a) Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	%Variance	2011	2010	%Variance
South Florida	76.5	75.6	1.2	79.8	80.3	(0.6)
Los Angeles area	83.0	77.7	6.9	78.4	74.1	5.8
San Francisco area	80.7	78.8	2.4	74.5	72.1	3.4
Boston	84.2	84.9	(0.8)	76.4	75.7	0.9
Atlanta	79.4	76.8	3.4	77.1	76.3	1.2
Philadelphia	82.4	80.4	2.5	70.2	70.5	(0.4)
Central California Coast	76.3	80.4	(5.1)	72.5	75.1	(3.5)
Myrtle Beach	72.8	73.4	(0.9)	56.9	58.9	(3.4)
New Orleans	79.0	73.7	7.2	74.5	71.2	4.6
San Antonio	75.6	76.7	(1.5)	74.8	75.7	(1.3)
Orlando	82.5	77.9	5.9	84.2	82.7	1.7
Minneapolis	78.9	77.6	1.7	77.1	73.7	4.6
San Diego	79.3	78.8	0.7	76.6	75.2	1.9
Dallas	64.4	64.7	(0.5)	67.0	63.1	6.2
	ADR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	%Variance	2011	2010	%Variance
South Florida	120.27	114.69	4.9	139.85	140.49	(0.5)
Los Angeles area	139.67	136.03	2.7	139.01	134.27	3.5
San Francisco area	139.78	129.18	8.2	137.18	126.28	8.6
Boston	204.13	188.61	8.2	178.61	166.41	7.3
Atlanta	103.22	102.77	0.4	104.98	103.81	1.1
Philadelphia	140.67	131.80	6.7	133.90	123.10	8.8
Central California Coast	152.74	157.51	(3.0)	143.86	148.58	(3.2)
Myrtle Beach	154.56	144.16	7.2	134.64	126.35	6.6
New Orleans	140.19	128.85	8.8	141.64	130.57	8.5
San Antonio	94.20	98.55	(4.4)	94.70	98.44	(3.8)
Orlando	110.99	107.63	3.1	116.33	111.12	4.7
Minneapolis	131.30	125.63	4.5	125.85	124.06	1.4
San Diego	113.59	118.10	(3.8)	117.64	116.68	0.8
Dallas	106.50	110.58	(3.7)	114.77	111.42	3.0
	RevPAR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	%Variance	2011	2010	%Variance
South Florida	92.00	86.68	6.1	111.65	112.86	(1.1)
Los Angeles area	115.90	105.64	9.7	108.99	99.47	9.6
San Francisco area	112.77	101.79	10.8	102.20	91.00	12.3
Boston	171.97	160.18	7.4	136.54	126.04	8.3
Atlanta	81.95	78.94	3.8	80.99	79.16	2.3
Philadelphia	115.84	105.94	9.3	93.93	86.74	8.3
Central California Coast	116.55	126.61	(7.9)	104.25	111.55	(6.5)
Myrtle Beach	112.44	105.87	6.2	76.58	74.38	3.0
New Orleans	110.77	94.97	16.6	105.57	93.01	13.5
San Antonio	71.21	75.62	(5.8)	70.80	74.55	(5.0)
Orlando	91.61	83.87	9.2	97.89	91.94	6.5
Minneapolis	103.56	97.47	6.2	97.01	91.39	6.1
San Diego	90.14	93.04	(3.1)	90.11	87.71	2.7
Dallas	68.55	71.55	(4.2)	76.96	70.36	9.4

(a)    Excludes eight hotels in continuing operations that are currently being marketed for sale, as well as Royalton and Morgans, which were acquired in May 2011.

Hotel Portfolio
The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at June 30, 2011.

Comparable Hotels (a)	Brand	State	Rooms	% Owned	(b)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Anaheim – North	Embassy Suites Hotel	CA	222
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
Napa Valley	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	248
San Diego – On the Bay	Holiday Inn	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Santa Barbara – Goleta	Holiday Inn	CA	160
Santa Monica Beach – at the Pier	Holiday Inn	CA	132
Wilmington	Doubletree	DE	244	90%
Boca Raton	Embassy Suites Hotel	FL	263
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Ft. Lauderdale – Cypress Creek	Sheraton Suites	FL	253
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Airport	Holiday Inn	FL	288
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Tampa – Tampa Bay	Doubletree Guest Suites	FL	203
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Baton Rouge	Embassy Suites Hotel	LA	223
New Orleans – Convention Center	Embassy Suites Hotel	LA	370
New Orleans – French Quarter	Holiday Inn	LA	374
Boston – at Beacon Hill	Holiday Inn	MA	303
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Bloomington	Embassy Suites Hotel	MN	218
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%

Hotel Portfolio (continued)

Comparable Hotels (a)	Brand	State	Rooms	% Owned	(b)
Charlotte – SouthPark	Doubletree Guest Suites	NC	208
Raleigh/Durham	Doubletree Guest Suites	NC	203
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
Philadelphia – Historic District	Holiday Inn	PA	364
Philadelphia – Society Hill	Sheraton	PA	365
Pittsburgh – at University Center (Oakland)	Holiday Inn	PA	251
Charleston – Mills House	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Airport – Opryland Area	Embassy Suites Hotel	TN	296
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383
Austin	Doubletree Guest Suites	TX	188	90%
Austin – Central	Embassy Suites Hotel	TX	260	50%
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Holiday Inn	TX	287
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – International Airport	Holiday Inn	TX	397
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%
Burlington Hotel & Conference Center	Sheraton	VT	309

Hotels Acquired in 2011
Morgans New York	Morgans Hotel	NY	114
Royalton New York	Morgans Hotel	NY	168

Hotels Marketed for Sale
Phoenix – Crescent	Sheraton	AZ	342
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Atlanta – Airport	Embassy Suites Hotel	GA	232
Atlanta – Galleria	Sheraton Suites	GA	278
St. Paul – Downtown	Embassy Suites Hotel	MN	208
Dallas – Market Center	Embassy Suites Hotel	TX	244
Canada
Toronto – Airport	Holiday Inn	Ontario	446
Toronto – Yorkdale	Holiday Inn	Ontario	370

Hotels in Discontinued Operations
Orlando– North(c)	Embassy Suites Hotel	FL	277
Corpus Christi(c)	Embassy Suites Hotel	TX	150
Dallas – DFW International Airport South(c)	Embassy Suites Hotel	TX	305

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

(a)	Excludes eight hotels in continuing operations that are currently being marketed for sale, three hotels in discontinued operations and two hotels acquired in May 2011.

(b)	We own 100% of the real estate interests unless otherwise noted.

(c)	This hotel was sold after June 30, 2011.

Liquidity and Capital Resources

Operating Activities

During the first six months of 2011, cash provided by operating activities (primarily hotel operations) was $14.5 million ($18.7 million from continuing operations), $26.7 million less than the same period in 2010.  This decrease is due primarily to an $8.5 million payment of liquidated damages to IHG with respect to our 2009 sale of two IHG-managed hotels, increased hotel-level employee bonus payments and decreases in other accrued liabilities, which offset increased cash from hotel operations.  At June 30, 2011, we had $231.0 million of cash and cash equivalents, including $47.4 million held under management agreements to meet working capital needs.

The lodging recovery that began in 2010 is continuing in 2011. ADR and occupancy have improved significantly in the first six months of 2011, resulting in a 5.7% increase in our RevPAR (6.0% at our comparable hotels and 1.9% at our hotels marketed for sale).  We expect our RevPAR for the year will increase by 6% to 7.5% compared to 2010, assuming continued occupancy and ADR growth.  We expect to generate $52 million to $58 million of cash from operating activities in 2011.

We are subject to increases in hotel operating expenses, including wages and benefits, repair and maintenance, utilities and insurance, that can fluctuate disproportionately to revenues.  Some of these operating expenses are difficult to predict and control, which lends volatility to our operating results.  From 2008 to 2010, we implemented extensive cost containment initiatives at our hotels, including reducing headcount and improving productivity and energy efficiency.  Our 2011 hotel cost per occupied room remains more than $3 below our 2008 levels. If RevPAR decreases and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could be materially adversely affected.

Investing Activities

During the first six months of 2011, cash used in investing activities increased $75.0 million compared to the same period in 2010 due primarily to our purchase of Royalton and Morgans and increased 2011 capital expenditures, which were partially offset by $52.1 million of proceeds from hotel sales.  In the first six months of 2011, we completed approximately $35.2 million of capital improvements at our hotels, and we expect to spend approximately $45 million in non-discretionary capital and $35 million to $40 million in discretionary capital, in total, in 2011 (including more than $20 million at the Fairmont Copley Plaza), which investments will be funded from operating cash flow or cash on hand.

In May 2011, we acquired Royalton and Morgans. The hotels require limited initial capital (both hotels are in excellent condition and were recently renovated).

As part of our strategic plan, we intend to sell non-strategic hotels that do not meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, acquire other hotels and invest in remaining FelCor properties that generate a higher return on invested capital).  We began marketing 14 hotels for sale during the fourth quarter of 2010, and we expect to sell most of these hotels during 2011. Through July 2011, we have sold six of these hotels for approximately$100 million in aggregate gross proceeds and have agreements to sell, or are negotiating contracts to sell, five additional hotels. We have also identified 21 additional non-strategic hotels. We will continue to monitor the transaction environment and will bring these additional hotels to market at the appropriate time.

Financing Activities

During the first six months of 2011, cash provided by financing activities increased by $113.7 million compared to the same period in 2010, due primarily to issuance of our 6.75% senior notes, repayment of $46.4 million of our maturing 9% senior notes, the repayment of $7.3 million of secured debt, repayment of $45.3 million of secured debt from proceeds of hotel sales and payment of preferred dividends in 2011.  We expect to pay approximately $7 million in normally occurring principal payments and $39 million in preferred dividends in 2011, which payments will be funded from operating cash flow or cash on hand. We expect to repay, refinance or extend the remaining debt maturing in 2011.

In January 2011, we reinstated our current quarterly preferred dividend and paid current quarterly dividends in January, April and August 2011. We are restricted from paying any common dividends unless and until all accrued and current preferred dividends are paid. Our Board of Directors will determine whether and when to declare future dividends (including the accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements. We had $76.3 million of aggregate accrued dividends payable to holders of our Series A and Series C preferred stock at June 30, 2011.

Senior Secured Notes Offering. In May 2011, our wholly-owned subsidiary issued $525.0 million in aggregate principal amount of its 6.75% senior secured notes due 2019. Net proceeds after initial purchasers' discount and expenses were approximately $511 million, a portion of which was used to purchase Royalton and Morgans, with the remainder available for general corporate purposes.

Common Stock Offering.  In April 2011, we raised approximately $158 million in net proceeds from a public offering of 27.6 million shares of our common stock. Net proceeds from this offering, after underwriting discounts and commissions, were used to redeem $144 million of our 10% senior notes for $158 million.

Line of credit. In March 2011, we established a $225.0 million secured line of credit. At the same time, we repaid a $198.3 million secured loan and a $28.8 million secured loan, with a combination of $52.1 million of cash on hand and funds drawn under the new line of credit (all of which has subsequently been repaid). The repaid loans would have matured in 2013 and 2012 (including extensions), respectively, and were secured by mortgages on 11 hotels. Those same hotels secure repayment of amounts outstanding under the line of credit. The credit facility bears interest at LIBOR, plus 4.5%, with no LIBOR floor.

Secured Debt.  At June 30, 2011, we had a total of $1.6 billion of consolidated secured debt with 64 encumbered consolidated hotels having a $1.9 billion aggregate net book value.

In May 2011, we repaid loans aggregating $45.3 million secured by two hotels, when we sold the hotels.

In June 2011, we repaid (at maturity) a $7.3 million loan that was secured by one hotel.

In June 2011, we obtained a $24.0 million loan to refinance a loan secured by one hotel. The old loan balance was $27.8 million and provided that, upon refinancing, $3.8 million of the loan would be forgiven. We recognized a $3.7 million net gain from extinguishment of debt in connection with the refinancing.

Except in the case of our senior notes and line of credit, our mortgage debt is generally recourse solely to the specific hotels securing the debt, except in case of fraud, misapplication of funds and certain other customary limited recourse carve-out provisions, which could extend recourse to us.  Much of our secured debt allows us to substitute collateral under certain conditions and is prepayable, subject (in some instances) to various prepayment, yield maintenance or defeasance obligations.

Most of our secured debt (other than our senior notes and line of credit) includes lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves even if revenues are flowing through a lock-box in cases where a specified debt service coverage ratio is not met.  With the exception of one note, all of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.

Senior Notes.  Our senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to meet the REIT qualification test; (iii) repurchase capital stock; or (iv) merge.  At June 30, 2011, we exceeded the relevant minimum thresholds.  These notes are guaranteed by us, and payment of our 10% notes is secured by a pledge of the limited partner interests in FelCor LP owned by FelCor. In addition, payment of our senior notes are secured by combinations of first lien mortgages and related security interests and/or negative pledges on up to 14 hotels (for our 10% notes) and six hotels (for our 6.75% notes), and pledges of equity interests in certain subsidiaries of FelCor LP.

In June 2011, we repaid the remaining outstanding $46.4 million of our 9% senior notes when they matured.

In June 2011, we redeemed $144 million in aggregate principal of our 10% senior notes using $158 million of net proceeds of our recent equity offering. Under the terms of the indenture governing the redeemed notes, the redemption price was 110% of the principal amount of the redeemed notes, together with accrued and unpaid interest thereon to the redemption date. We recognized a $27.4 million debt extinguishment charge related to the prepayment premium and the write-off of a pro rata portion of the related debt discount and deferred loan costs.

Interest Rate Caps.  To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $462.0 million and $639.2 million at June 30, 2011 and December 31, 2010, respectively.  These interest rate caps were not designated as hedges and had insignificant fair values at both June 30, 2011 and December 31, 2010, resulting in no significant net earnings impact.

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

At June 30, 2011, approximately 73% of our consolidated debt had fixed interest rates.

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
Expected Maturity Date
at June 30, 2011
(dollars in thousands)

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$2,769	$4,571	$4,949	$660,708	$564	$533,813	$1,207,374	$1,283,004
Average interest rate	7.97%	7.68%	7.70%	9.52%	5.81%	6.73%	8.27%
Floating-rate:
Debt	205,886	24,825	978	1,083	208,700	—	441,472	$437,593
Average interest rate (a)	1.27%	2.35%	8.10%	8.10%	8.58%	—	4.82%
Total debt	$208,655	$29,396	$5,927	$661,791	$209,264	$533,813	$1,648,846
Average interest rate	1.36%	3.18%	7.76%	9.52%	8.57%	6.73%	7.34%
Net discount							(36,740)
Total debt							$1,612,106

(a)	The average floating interest rate represents the implied forward rates in the yield curve at June 30, 2011.

Item 4.	Controls and Procedures.

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
4.1
Indenture, dated as of May 10, 2011, by and between FelCor Escrow Holdings, L.L.C. and Wilmington Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as Collateral Agent, Registrar and Paying Agent (filed as Exhibit 4.1 to FelCor Lodging Trust Incorporated's Current Report on Form 8-K dated May 23, 2011 ("FelCor's May 23, 2011, 8‑K") and included herein by reference).

4.2
First Supplemental Indenture, dated as of May 23, 2011, by and among FelCor Escrow Holdings, L.L.C., FelCor Lodging Limited Partnership, FelCor Lodging Trust Incorporated, certain of their subsidiaries, as guarantors, and Wilmington Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as Collateral Agent, Registrar and Paying Agent (filed as Exhibit 4.2 to FelCor's May 23, 2011, 8-K and included herein by reference).

4.3
Registration Rights Agreement, dated May 10, 2011, among FelCor Lodging Limited Partnership, FelCor Lodging Trust Incorporated, the subsidiary guarantors named therein, and J.P. Morgan Securities LLC (filed as Exhibit 4.3 to FelCor's May 23, 2011, 8-K and included herein by reference).

4.4
Fourth Supplemental Indenture, dated as of March 3, 2011, by and among FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee (filed as Exhibit 4.4 to FelCor's May 23, 2011, 8-K and included herein by reference).

4.5
Fifth Supplemental Indenture, dated as of May 23, 2011, by and among FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee (filed as Exhibit 4.5 to FelCor's May 23, 2011, 8-K and included herein by reference).

10.1	Form of [Fee and] Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (filed as Exhibit 4.2 to FelCor's May 23, 2011, 8-K and included herein by reference).

10.2
Pledge Agreement, dated as of May 23, 2011, among FelCor Lodging Limited Partnership, FelCor Lodging Trust Incorporated, the subsidiaries named therein, and Deutsche Bank Trust Company Americas, as Collateral Agent (filed as Exhibit 10.2 to FelCor's May 23, 2011, 8-K and included herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents for FelCor Lodging Trust Incorporated formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations, for the three and six months ended June 30, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive Income (Loss), for the three and six months ended June 30, 2011 and 2010; (iv) the Consolidated Statements of Changes in Equity, for the six months ended June 30, 2011 and 2010; (v) the Consolidated Statements of Cash Flows, for the six months ended June 30, 2011 and 2010; and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: August 2, 2011	By:	/s/ Lester C. Johnson
		Name:	Lester C. Johnson
		Title:	Senior Vice President, Chief Accounting Officer