Form 10-Q
period 2011-09-30
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2011-11-09
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-14236	(FelCor Lodging Trust Incorporated)
Commission file number: 333-39595-01	(FelCor Lodging Limited Partnership)
FelCor Lodging Trust Incorporated
FelCor Lodging Limited Partnership
(Exact Name of Registrant as Specified in Its Charter)

Maryland	(FelCor Lodging Trust Incorporated)	75-2541756
Delaware	(FelCor Lodging Limited Partnership)	75-2544994
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

545 E. John Carpenter Freeway, Suite 1300, Irving, Texas	75062
(Address of Principal Executive Offices)	(Zip Code)
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

FelCor Lodging Trust Incorporated	☑	Yes	☐	No
FelCor Lodging Limited Partnership	☑	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

FelCor Lodging Trust Incorporated	☑	Yes	☐	No
FelCor Lodging Limited Partnership	☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

FelCor Lodging Trust Incorporated:
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

FelCor Lodging Limited Partnership:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

FelCor Lodging Trust Incorporated	☐	Yes	☑	No
FelCor Lodging Limited Partnership	☐	Yes	☑	No

At November 4, 2011, FelCor Lodging Trust Incorporated had issued and outstanding 124,579,784 shares of common stock.

EXPLANATORY NOTE
This quarterly report on Form 10-Q for the quarter ended September 30, 2011, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms "we" or "our" to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.
FelCor is a Maryland corporation operating as a real estate investment trust, or REIT, and is the sole general partner, and the owner of, a greater than 99% partnership interest in FelCor LP. Through FelCor LP, FelCor owns hotels and conducts business. As the sole general partner of FelCor LP, FelCor has exclusive and complete control of FelCor LP's day-to-day management.
We believe combining periodic reports for FelCor and FelCor LP into single combined reports results in the following benefits:

•	presents our business as a whole (the same way management views and operates the business);

•	eliminates duplicative disclosure and provides a more streamlined presentation (a substantial portion of our disclosure applies to both FelCor and FelCor LP); and

•	saves time and cost by preparing combined reports instead of separate reports.

We operate the company as one enterprise. The employees of FelCor direct the management and operation of FelCor LP. With sole control of FelCor LP, FelCor consolidates FelCor LP for financial reporting purposes. FelCor has no assets other than its investment in FelCor LP and no liabilities separate from FelCor LP. Therefore, the reported assets and liabilities for FelCor and FelCor LP are substantially identical.
The substantive difference between the two entities is that FelCor is a REIT with publicly-traded equity, while FelCor LP is a partnership with no publicly-traded equity. This difference is reflected in the financial statements on the equity (or partners' capital) section of the consolidated balance sheets and in the consolidated statements of equity (or partners' capital). Apart from the different equity treatment, the consolidated financial statements for FelCor and FelCor LP are nearly identical, except the net income (loss) attributable to redeemable noncontrolling interests in FelCor LP is deducted from FelCor's net income (loss) in order to arrive at net income (loss) attributable to FelCor common stockholders. The noncontrolling interest is included in net income (loss) attributable to FelCor LP common unitholders. The holders of noncontrolling interests in FelCor LP are unaffiliated with FelCor, and in aggregate, hold less than 1% of the operating partnership units.
We present the sections in this report combined or separated as follows:

Part I

•
Item 1 - Consolidated Financial Statements. Although we present the financial statements for FelCor and FelCor LP separately, the notes to the financial statements are generally combined, except as follows:

•	We separately disclose FelCor's earnings (loss) per common share and FelCor LP's earnings (loss) per common unit;

•	FelCor's reacquired stock; and

•	FelCor LP's subsidiary guarantor information.

i

•	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations are combined;

•	Item 3 - Quantitative and Qualitative Disclosures about Market Risk are combined;

•
Item 4 - Controls and Procedures and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act are presented separately to establish that the Chief Executive and the Chief Financial Officers of FelCor (on its behalf and as the general partner of FelCor LP) have made the requisite certifications and that both entities are compliant with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

Part II

•	Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for FelCor and FelCor LP are presented separately.

ii

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

iii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2011	December 31, 2010
Assets
Investment in hotels, net of accumulated depreciation of $977,401 and $982,564 at September 30, 2011 and December 31, 2010, respectively	$1,967,657	$1,985,779
Investment in unconsolidated entities	71,697	75,920
Hotel held for sale	14,065	—
Cash and cash equivalents	117,183	200,972
Restricted cash	132,797	16,702
Accounts receivable, net of allowance for doubtful accounts of $422 and $696 at September 30, 2011 and December 31, 2010, respectively	35,058	27,851
Deferred expenses, net of accumulated amortization of $13,366 and $17,892 at September 30, 2011 and December 31, 2010, respectively	30,116	19,940
Other assets	28,732	32,271
Total assets	$2,397,305	$2,359,435
Liabilities and Equity
Debt, net of discount of $34,444 and $53,193 at September 30, 2011 and December 31, 2010, respectively	$1,552,575	$1,548,309
Distributions payable	76,293	76,293
Accrued expenses and other liabilities	137,085	144,451
Total liabilities	1,765,953	1,769,053
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 636 and 285 units issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,954	2,004
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at September 30, 2011 and December 31, 2010	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at September 30, 2011 and December 31, 2010	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized and 124,580 shares issued and outstanding at September 30, 2011, and 101,038 shares issued and outstanding (including shares in treasury) at December 31, 2010	1,246	1,010
Additional paid-in capital	2,352,468	2,190,308
Accumulated other comprehensive income	24,414	26,457
Accumulated deficit	(2,253,808)	(2,054,625)
Less: Common stock in treasury, at cost, of 4,156 shares at December 31, 2010	—	(73,341)
Total FelCor stockholders’ equity	603,094	568,583
Noncontrolling interests in other partnerships	25,304	19,795
Total equity	628,398	588,378
Total liabilities and equity	$2,397,305	$2,359,435
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010
(unaudited, in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Hotel operating revenue	$244,124	$222,506	$722,107	$654,857
Other revenue	1,394	1,421	2,630	2,793
Total revenues	245,518	223,927	724,737	657,650
Expenses:
Hotel departmental expenses	88,909	79,621	260,633	232,257
Other property-related costs	69,393	63,828	202,165	183,561
Management and franchise fees	11,320	10,703	33,434	31,208
Taxes, insurance and lease expense	24,625	23,199	68,085	68,263
Corporate expenses	6,258	6,564	22,705	22,921
Depreciation and amortization	33,892	33,725	101,138	101,556
Impairment loss	—	24,127	11,706	24,127
Other expenses	1,208	1,331	3,455	2,693
Total operating expenses	235,605	243,098	703,321	666,586
Operating income (loss)	9,913	(19,171)	21,416	(8,936)
Interest expense, net	(33,556)	(34,453)	(101,904)	(105,035)
Debt extinguishment	(213)	(214)	(24,118)	45,972
Gain on involuntary conversion, net	109	—	280	—
Loss before equity in income (loss) from unconsolidated entities	(23,747)	(53,838)	(104,326)	(67,999)
Equity in income (loss) from unconsolidated entities	249	302	(1,303)	(886)
Loss from continuing operations	(23,498)	(53,536)	(105,629)	(68,885)
Discontinued operations	122	(35,744)	8,130	(61,347)
Net loss	(23,376)	(89,280)	(97,499)	(130,232)
Net loss attributable to noncontrolling interests in other partnerships	378	173	269	77
Net loss attributable to redeemable noncontrolling interests in FelCor LP	166	297	469	571
Net loss attributable to FelCor	(22,832)	(88,810)	(96,761)	(129,584)
Preferred dividends	(9,678)	(9,678)	(29,034)	(29,034)
Net loss attributable to FelCor common stockholders	$(32,510)	$(98,488)	$(125,795)	$(158,618)
Basic and diluted per common share data:
Loss from continuing operations	$(0.27)	$(0.66)	$(1.18)	$(1.30)
Net loss	$(0.26)	$(1.04)	$(1.10)	$(2.11)
Basic and diluted weighted average common shares outstanding	123,062	95,034	113,908	75,135

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2011 and 2010
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(23,376)	$(89,280)	$(97,499)	$(130,232)
Foreign currency translation adjustment	(3,535)	1,927	(2,057)	1,275
Comprehensive loss	(26,911)	(87,353)	(99,556)	(128,957)
Comprehensive loss attributable to noncontrolling interests in other partnerships	378	173	269	77
Comprehensive loss attributable to redeemable noncontrolling interests in FelCor LP	184	291	483	568
Comprehensive loss attributable to FelCor	$(26,349)	$(86,889)	$(98,804)	$(128,312)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2011 and 2010
(unaudited, in thousands)

	Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income			Noncontrolling Interests in Other Partnerships
	Number of Shares	Amount		Number of Shares	Amount			Accumulated Deficit	Treasury Stock		Comprehensive Loss	Total Equity
Balance at December 31, 2009	12,948	$478,774		69,413	$694	$2,021,837	$23,528	$(1,792,822)	$(71,895)	$22,583		$682,699
Issuance of common stock	—	—		31,625	316	166,011	—	—	—	—		166,327
Issuance of stock awards	—	—		—	—	(229)	—	—	297	—		68
Amortization of stock awards	—	—		—	—	3,629	—	—	—	—		3,629
Forfeiture of stock awards	—	—		—	—	149	—	—	(647)	—		(498)
Allocation to redeemable noncontrolling interests	—	—		—	—	(863)	—	—	—	—		(863)
Contribution from noncontrolling interests	—	—		—	—	—	—	—	—	20		20
Distribution to noncontrolling interests	—	—		—	—	—	—	—	—	(1,689)		(1,689)
Other	—	—		—	—	(1,116)	—	(11)	—	116		(1,011)
Preferred dividends accrued:
$1.4625 per Series A preferred share	—	—		—	—	—	—	(18,837)	—	—		(18,837)
$1.50 per Series C depositary preferred share	—	—		—	—	—	—	(10,197)	—	—		(10,197)
Comprehensive loss:
Foreign exchange translation	—	—		—	—	—	1,272	—	—	—	$1,272
Net loss	—	—		—	—	—	—	(129,584)	—	(77)	(129,661)
Comprehensive loss											$(128,389)	(128,389)
Balance at September 30, 2010	12,948	$478,774		101,038	$1,010	$2,189,418	$24,800	$(1,951,451)	$(72,245)	$20,953		$691,259
Balance at December 31, 2010	12,948	$478,774		101,038	$1,010	$2,190,308	$26,457	$(2,054,625)	$(73,341)	$19,795		$588,378
Issuance of common stock	—	—		27,600	276	158,200	—	—	—	—		158,476
Retirement of treasury stock	—	—		(4,156)	(41)	—	—	(73,300)	73,341	—		—
Issuance of stock awards	—	—		95	1	554	—	—	—	—		555
Amortization of stock awards	—	—		—	—	2,407	—	—	—	—		2,407
Forfeiture of stock awards	—	—		(12)	—	—	—	(86)	—	—		(86)
Conversion of operating partnership units into common shares	—	—		15	—	97	—	—	—	—		97
Allocation to redeemable noncontrolling interests	—	—		—	—	970	—	—	—	—		970
Contribution from noncontrolling interests	—	—		—	—	—	—	—	—	6,646		6,646
Distribution to noncontrolling interests	—	—		—	—	—	—	—	—	(868)		(868)
Other	—	—		—	—	(68)	—	(2)	—	—		(70)
Preferred dividends accrued:
$1.4625 per Series A preferred share	—	—		—	—	—	—	(18,837)	—	—		(18,837)
$1.50 per Series C depositary preferred share	—	—		—	—	—	—	(10,197)	—	—		(10,197)
Comprehensive loss:
Foreign exchange translation	—	—		—	—	—	(2,043)	—	—	—	$(2,043)
Net loss	—	—		—	—	—	—	(96,761)	—	(269)	(97,030)
Comprehensive loss											$(99,073)	(99,073)
Balance at September 30, 2011	12,948	$478,774	—	124,580	$1,246	$2,352,468	$24,414	$(2,253,808)	$—	$25,304		$628,398
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(97,499)	$(130,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	105,058	111,420
Gain on sale of hotels, net	(7,362)	—
Gain on involuntary conversion, net	(280)	—
Amortization of deferred financing fees and debt discount	13,390	13,050
Amortization of unearned officers’ and directors’ compensation	5,343	4,901
Equity in loss from unconsolidated entities	1,303	886
Distributions of income from unconsolidated entities	1,534	1,869
Debt extinguishment	24,316	(54,096)
Impairment loss	13,250	86,909
Changes in assets and liabilities:
Accounts receivable	(6,998)	(8,516)
Restricted cash – operations	2,663	239
Other assets	(9,843)	(6,321)
Accrued expenses and other liabilities	(8,444)	47,952
Net cash flow provided by operating activities	36,431	68,061
Cash flows from investing activities:
Acquisition of hotels	(137,985)	(97,513)
Improvements and additions to hotels	(57,470)	(27,841)
Additions to condominium project	(359)	(216)
Proceeds from asset dispositions	96,435	—
Change in restricted cash – investing	(116,258)	(3,983)
Insurance proceeds	391	417
Distributions from unconsolidated entities	1,386	1,566
Contributions to unconsolidated entities	—	(25,172)
Net cash flow used in investing activities	(213,860)	(152,742)
Cash flows from financing activities:
Proceeds from borrowings	1,087,285	212,149
Repayment of borrowings	(1,112,414)	(355,832)
Payment of deferred financing fees	(18,797)	(7,507)
Change in restricted cash – financing	—	1,016
Acquisition of noncontrolling interest	—	(1,000)
Distributions paid to noncontrolling interests	(868)	(1,689)
Contributions from noncontrolling interests	6,646	20
Distributions paid to preferred stockholders	(29,035)	—
Net proceeds from common stock issuance	158,476	166,327
Proceeds from FelCor LP unit issuance	2,500	—
Net cash flow provided by financing activities	93,793	13,484
Effect of exchange rate changes on cash	(153)	144
Net change in cash and cash equivalents	(83,789)	(71,053)
Cash and cash equivalents at beginning of periods	200,972	263,531
Cash and cash equivalents at end of periods	$117,183	$192,478

Supplemental cash flow information – interest paid	$92,518	$78,603
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	December 31,
	2011	2010
Assets
Investment in hotels, net of accumulated depreciation of $977,401 and $982,564 at September 30, 2011 and December 31, 2010, respectively	$1,967,657	$1,985,779
Investment in unconsolidated entities	71,697	75,920
Hotel held for sale	14,065	—
Cash and cash equivalents	117,183	200,972
Restricted cash	132,797	16,702
Accounts receivable, net of allowance for doubtful accounts of $422 and $696 at September 30, 2011 and December 31, 2010, respectively	35,058	27,851
Deferred expenses, net of accumulated amortization of $13,366 and $17,892 at September 30, 2011 and December 31, 2010, respectively	30,116	19,940
Other assets	28,732	32,271
Total assets	$2,397,305	$2,359,435
Liabilities and Partners' Capital
Debt, net of discount of $34,444 and $53,193 at September 30, 2011 and December 31, 2010, respectively	$1,552,575	$1,548,309
Distributions payable	76,293	76,293
Accrued expenses and other liabilities	137,085	144,451
Total liabilities	1,765,953	1,769,053
Commitments and contingencies
Redeemable units, 636 and 285 units issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,954	2,004
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at September 30, 2011 and December 31, 2010	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at September 30, 2011 and December 31, 2010	169,412	169,412
Common units, 124,580 and 101,038 units issued and outstanding at September 30, 2011 and December 31, 2010, respectively	99,803	63,235
Accumulated other comprehensive income	24,517	26,574
Total FelCor LP partners' capital	603,094	568,583
Noncontrolling interests	25,304	19,795
Total partners' capital	628,398	588,378
Total liabilities and partners' capital	$2,397,305	$2,359,435

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Hotel operating revenue	$244,124	$222,506	$722,107	$654,857
Other revenue	1,394	1,421	2,630	2,793
Total revenues	245,518	223,927	724,737	657,650
Expenses:
Hotel departmental expenses	88,909	79,621	260,633	232,257
Other property-related costs	69,393	63,828	202,165	183,561
Management and franchise fees	11,320	10,703	33,434	31,208
Taxes, insurance and lease expense	24,625	23,199	68,085	68,263
Corporate expenses	6,258	6,564	22,705	22,921
Depreciation and amortization	33,892	33,725	101,138	101,556
Impairment loss	—	24,127	11,706	24,127
Other expenses	1,208	1,331	3,455	2,693
Total operating expenses	235,605	243,098	703,321	666,586
Operating income (loss)	9,913	(19,171)	21,416	(8,936)
Interest expense, net	(33,556)	(34,453)	(101,904)	(105,035)
Debt extinguishment	(213)	(214)	(24,118)	45,972
Gain on involuntary conversion, net	109	—	280	—
Loss before equity in income (loss) from unconsolidated entities	(23,747)	(53,838)	(104,326)	(67,999)
Equity in income (loss) from unconsolidated entities	249	302	(1,303)	(886)
Loss from continuing operations	(23,498)	(53,536)	(105,629)	(68,885)
Discontinued operations	122	(35,744)	8,130	(61,347)
Net loss	(23,376)	(89,280)	(97,499)	(130,232)
Net loss attributable to noncontrolling interests	378	173	269	77
Net loss attributable to FelCor LP	(22,998)	(89,107)	(97,230)	(130,155)
Preferred distributions	(9,678)	(9,678)	(29,034)	(29,034)
Net loss attributable to FelCor LP common unitholders	$(32,676)	$(98,785)	$(126,264)	$(159,189)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.27)	$(0.66)	$(1.18)	$(1.30)
Net loss	$(0.26)	$(1.04)	$(1.10)	$(2.11)
Basic and diluted weighted average common units outstanding	123,700	95,329	114,361	75,430

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2011 and 2010
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(23,376)	$(89,280)	$(97,499)	$(130,232)
Foreign currency translation adjustment	(3,535)	1,927	(2,057)	1,275
Comprehensive loss	(26,911)	(87,353)	(99,556)	(128,957)
Comprehensive loss attributable to noncontrolling interests	378	173	269	77
Comprehensive loss attributable to FelCor LP	$(26,533)	$(87,180)	$(99,287)	$(128,880)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2011 and 2010
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2009	$478,774	$157,705	$23,637	$22,583		$682,699
Issuance of common units	—	166,327	—	—		166,327
FelCor restricted stock compensation	—	3,199	—	—		3,199
Contributions	—	—	—	20		20
Distributions	—	(29,034)	—	(1,689)		(30,723)
Allocation to redeemable units	—	(295)	—	—		(295)
Other	—	(1,127)	—	116		(1,011)
Comprehensive income (loss):
Foreign exchange translation			1,275		$1,275
Net loss		(130,155)		(77)	(130,232)
Comprehensive loss					$(128,957)	(128,957)
Balance at September 30, 2010	$478,774	$166,620	$24,912	$20,953		$691,259

Balance at December 31, 2010	$478,774	$63,235	$26,574	$19,795		$588,378
Issuance of common units	—	158,476	—	—		158,476
FelCor restricted stock compensation	—	2,876	—	—		2,876
Contributions	—	—	—	6,646		6,646
Distributions	—	(29,034)	—	(868)		(29,902)
Allocation to redeemable units	—	1,550	—	—		1,550
Other	—	(70)	—	—		(70)
Comprehensive income (loss):
Foreign exchange translation			(2,057)		$(2,057)
Net loss		(97,230)		(269)	(97,499)
Comprehensive loss					$(99,556)	(99,556)
Balance at September 30, 2011	$478,774	$99,803	$24,517	$25,304		$628,398

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(97,499)	$(130,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	105,058	111,420
Gain on sale of hotels, net	(7,362)	—
Gain on involuntary conversion, net	(280)	—
Amortization of deferred financing fees and debt discount	13,390	13,050
Amortization of unearned officers’ and directors’ compensation	5,343	4,901
Equity in loss from unconsolidated entities	1,303	886
Distributions of income from unconsolidated entities	1,534	1,869
Debt extinguishment	24,316	(54,096)
Impairment loss	13,250	86,909
Changes in assets and liabilities:
Accounts receivable	(6,998)	(8,516)
Restricted cash – operations	2,663	239
Other assets	(9,843)	(6,321)
Accrued expenses and other liabilities	(8,444)	47,952
Net cash flow provided by operating activities	36,431	68,061
Cash flows from investing activities:
Acquisition of hotels	(137,985)	(97,513)
Improvements and additions to hotels	(57,470)	(27,841)
Additions to condominium project	(359)	(216)
Proceeds from asset dispositions	96,435	—
Change in restricted cash – investing	(116,258)	(3,983)
Insurance proceeds	391	417
Distributions from unconsolidated entities	1,386	1,566
Contributions to unconsolidated entities	—	(25,172)
Net cash flow used in investing activities	(213,860)	(152,742)
Cash flows from financing activities:
Proceeds from borrowings	1,087,285	212,149
Repayment of borrowings	(1,112,414)	(355,832)
Payment of deferred financing fees	(18,797)	(7,507)
Change in restricted cash – financing	—	1,016
Acquisition of noncontrolling interest	—	(1,000)
Distributions paid to noncontrolling interests	(868)	(1,689)
Contributions from noncontrolling interests	6,646	20
Distributions paid to preferred unitholders	(29,035)	—
Net proceeds from common unit issuance	158,476	166,327
Proceeds from redeemable unit issuance	2,500	—
Net cash flow provided by financing activities	93,793	13,484
Effect of exchange rate changes on cash	(153)	144
Net change in cash and cash equivalents	(83,789)	(71,053)
Cash and cash equivalents at beginning of periods	200,972	263,531
Cash and cash equivalents at end of periods	$117,183	$192,478

Supplemental cash flow information – interest paid	$92,518	$78,603
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT.  FelCor is the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in (i) 77 hotels in continuing operations with approximately 22,000 rooms and (ii) one hotel designated as held for sale at September 30, 2011. At September 30, 2011, we had an aggregate of 125,216,738 shares and units outstanding, consisting of 124,580,313 shares of FelCor common stock and 636,425 FelCor LP units not owned by FelCor.

Of the 77 hotels included in continuing operations, we owned a 100% interest in 59 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 13 hotels.  We consolidate our real estate interests in the 64 hotels in which we held greater than 50% ownership interests, and we record the real estate interests of the 13 hotels in which we held 50% ownership interests using the equity method.

At September 30, 2011, 76 of the 77 hotels were leased to operating lessees, and one 50%-owned hotel was operated without a lease.  We held majority interests and had direct or indirect controlling interests in all of the operating lessees.  Because we owned controlling interests in these lessees (including lessees of 12 of the 13 hotels in which we owned 50% of the real estate interests), we consolidated our lessee interests in these hotels (we refer to these 76 hotels as our Consolidated Hotels) and reflect 100% of those hotels’ revenues and expenses on our statement of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in each of the remaining 64 hotels (we consolidate our real estate interest in these hotels).

The following table illustrates the distribution of our 76 Consolidated Hotels at September 30, 2011:

Brand	Hotels	Rooms
Embassy Suites Hotels®	40	10,474
Holiday Inn®	15	5,154
Sheraton® and Westin®	7	2,478
Doubletree® and Hilton®	8	1,856
Marriott® and Renaissance®	3	1,321
Fairmont®	1	383
Royalton® and Morgans®	2	282
Total	76	21,948

At September 30, 2011, our Consolidated Hotels were located in the United States (74 hotels in 22 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (11 hotels) and Texas (8 hotels).  Approximately 48% of our hotel room revenues were generated from hotels in these three states during the first nine months of 2011.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)

At September 30, 2011, of our 76 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 47 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 15 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed seven hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (v) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, (vi) a subsidiary of Morgans Hotel Group Corp. managed two hotels, and (vii) an independent management company managed one hotel.

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Our nine-month periods ending September 30, 2011 and 2010 includes the results of operations for our Marriott-managed hotels for the thirty-six week periods ending September 9, 2011 and September 10, 2010, respectively.

The information in our consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 is unaudited.  Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying financial statements for the three and nine months ended September 30, 2011 and 2010, include adjustments based on management's estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of actual operating results for the entire year.

2.	Hotel Acquisitions

In May 2011, we acquired two midtown Manhattan hotels, Royalton and Morgans, with a total of 282 guest rooms. The fair values of the assets acquired and liabilities assumed at the date of acquisition were consistent with the purchase price and were allocated based on third-party appraisals. We expensed acquisition costs (such as, broker, legal and accounting fees) of $1.3 million included in other expenses, which are not included in the fair value estimates of the net assets acquired. The following table summarizes the fair values of assets acquired and liabilities assumed in our acquisition (in thousands):

Assets
Investment in hotels(a)	$136,035
Restricted cash	2,500
Accounts receivable	635
Other assets	322
Total assets acquired	139,492

Liabilities
Accrued expenses and other liabilities	1,507
Net assets acquired	$137,985

(a)    Investment in hotels was allocated to land ($48.7 million), building and improvements ($78.3 million) and furniture, fixtures and equipment ($9.0 million).

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Hotel Acquisitions — (continued)

The following table presents our unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 assuming these hotels were acquired on January 1, 2010 (in thousands, except per share/unit data). The pro forma information includes revenues, operating expenses, depreciation and amortization. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results of operations if the acquisition had been completed on the assumed date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total revenues	$245,518	$231,296	$736,082	$679,854
Net loss	$(23,376)	$(89,792)	$(98,620)	$(131,878)
Earnings per share/unit - basic and diluted	$(0.26)	$(1.04)	$(1.11)	$(2.13)

For the three and nine months ended September 30, 2011, we have included $7.5 million and $10.9 million of revenues, respectively, and $137,000 and $457,000 of net income, respectively, in our consolidated statements of operations related to the operations of these hotels.

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

Effective January 1, 2011, we changed the accounting presentation for reacquired capital stock to be consistent with Maryland law (Maryland is FelCor's domicile), which does not contemplate treasury stock. FelCor removed previously reacquired capital stock shown as treasury stock from its balance sheet and recorded the related amounts as a reduction of common stock (at $0.01 par value per share) and an increase in accumulated deficit. Prior to 2011, FelCor's accounting records included treasury stock. This change in accounting policy was recorded for book purposes as a retirement of treasury stock. Any capital stock reacquired in the future for any purpose will be recorded as a reduction of common stock (at $0.01 par value per share) and an increase in accumulated deficit.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 13 hotels at September 30, 2011 and December 31, 2010.  We also own a 50% interest in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	September 30,	December 31,
	2011	2010
Investment in hotels, net of accumulated depreciation	$177,172	$192,584
Total assets	$201,240	$209,742
Debt	$150,563	$154,590
Total liabilities	$156,324	$159,170
Equity	$44,916	$50,572

Our unconsolidated entities’ debt at September 30, 2011 and December 31, 2010 consisted entirely of non-recourse mortgage debt.

In December 2010, we sold our 50% interest in the Sheraton Premier at Tysons Corner.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Investment in Unconsolidated Entities — (continued)

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$19,975	$21,810	$49,990	$54,197
Net income (loss)	$1,428	$1,531	$184	$(582)

Net income (loss) attributable to FelCor	$714	$767	$92	$(50)
Gain on joint venture liquidation	—	—	—	559
Depreciation of cost in excess of book value	(465)	(465)	(1,395)	(1,395)
Equity in income (loss) from unconsolidated entities	$249	$302	$(1,303)	$(886)

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	September 30,	December 31,
	2011	2010
Hotel-related investments	$13,085	$15,736
Cost in excess of book value of hotel investments	49,239	50,634
Land and condominium investments	9,373	9,550
	$71,697	$75,920

The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Hotel investments	$(199)	$(200)	$(1,127)	$(813)
Other investments	448	502	(176)	(73)
Equity in income (loss) from unconsolidated entities	$249	$302	$(1,303)	$(886)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Debt

Consolidated debt consisted of the following (dollars in thousands):

	Encumbered Hotels		Interest Rate (%)		Maturity Date	September 30, 2011	December 31, 2010
Line of credit(a)	11 hotels		L + 4.50		August 2014(b)	$—	$—
Mortgage debt
Mortgage debt	9 hotels		L + 0.93	(c)	November 2011(d)	178,178	250,000
Mortgage debt	8 hotels		L + 5.10	(e)	April 2015	203,192	212,000
Mortgage debt	7 hotels		9.02		April 2014	109,811	113,220
Mortgage debt	5 hotels	(f)	6.66		June - August 2014	67,848	69,206
Mortgage debt	1 hotel		5.81		July 2016	10,990	11,321
Senior notes
Senior secured notes	6 hotels		6.75		June 2019	525,000	—
Senior secured notes(g)	13 hotels	(h)	10.00		October 2014	457,556	582,821
Retired debt	—		—		—	—	309,741
Total	60 hotels					$1,552,575	$1,548,309

(a)	We currently have full availability under our $225 million line of credit.

(b)	The line of credit can be extended for one year (to 2015), subject to satisfying certain conditions.

(c)	We purchased an interest rate cap ($250 million notional amount) that caps LIBOR at 7.8% and expires November 2011.

(d)
In October 2011, we modified this loan and extended maturity up to two years. In conjunction with the modification, we repaid $20 million of the principal balance, reducing the outstanding balance to $158 million. The new interest rate is L + 2.20%.

(e)	LIBOR (for this loan) is subject to a 3% floor. We purchased an interest rate cap ($212 million notional amount) that caps LIBOR at 5.0% and expires May 2012.

(f)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.

(g)
These notes have $492 million in aggregate principal outstanding ($144 million in aggregate principal amount was redeemed in June 2011) and were initially sold at a discount that provided an effective yield of 12.875% before transaction costs.

(h)	One hotel was sold after September 30, 2011.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Debt — (continued)

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

In May 2011, we issued $525.0 million in aggregate principal amount of 6.75% senior secured notes due 2019. Net proceeds after initial purchasers' expenses were approximately $511 million, a portion of which was used to purchase Royalton and Morgans for $140.0 million, with the remainder available for general corporate purposes.

In May 2011, we repaid loans aggregating $45.3 million secured by two hotels when we sold the hotels.

In June 2011, we repaid (at maturity) a $7.3 million loan that was secured by one hotel.

In June 2011, we obtained a $24.0 million loan to refinance a loan secured by one hotel. The old loan balance was $27.8 million and provided that, upon refinancing, $3.8 million of the loan would be forgiven. We recognized a $3.7 million net gain from extinguishment of debt in connection with the refinancing. In July 2011, we repaid this loan in full, and recognized a $187,000 loss from the extinguishment.

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

In July 2011, we repaid loans aggregating $35.2 million secured by two hotels when we sold the hotels.

We reported $33.6 million and $34.5 million of interest expense for the three months ended September 30, 2011 and 2010, respectively, which is net of: (i) interest income of $59,000 and $104,000 and (ii) capitalized interest of $403,000 and $187,000, respectively. We reported $101.9 million and $105.0 million of interest expense for the nine months ended September 30, 2011 and 2010, respectively, which is net of: (i) interest income of $153,000 and $304,000 and (ii) capitalized interest of $913,000 and $471,000, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	FelCor Common Stock Offering

In April 2011, FelCor sold 27.6 million shares of its common stock at $6.00 per share in a public offering. The net proceeds from the offering were $158 million and were contributed to FelCor LP in exchange for a like number of common units. Net proceeds from this offering (after underwriting discounts and commissions) were used to redeem $144 million of our 10% senior notes.

8.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Room revenue	$196,776	$177,724	$568,148	$516,227
Food and beverage revenue	32,972	30,244	112,683	97,655
Other operating departments	14,376	14,538	41,276	40,975
Total hotel operating revenue	$244,124	$222,506	$722,107	$654,857

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

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$53,333	21.8%	$47,887	21.5%
Food and beverage	29,106	11.9	25,472	11.4
Other operating departments	6,470	2.7	6,262	2.9
Total hotel departmental expenses	$88,909	36.4%	$79,621	35.8%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$151,860	21.0%	$136,563	20.9%
Food and beverage	89,798	12.4	77,485	11.8
Other operating departments	18,975	2.7	18,209	2.8
Total hotel departmental expenses	$260,633	36.1%	$232,257	35.5%

Other property-related costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$22,614	9.3%	$20,526	9.2%
Marketing	20,160	8.3	18,530	8.3
Repair and maintenance	12,907	5.3	11,783	5.3
Utilities	13,712	5.5	12,989	5.9
Total other property-related costs	$69,393	28.4%	$63,828	28.7%

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$66,720	9.2%	$59,442	9.1%
Marketing	60,884	8.4	54,879	8.4
Repair and maintenance	37,909	5.2	34,855	5.3
Utilities	36,652	5.2	34,385	5.2
Total other property-related costs	$202,165	28.0%	$183,561	28.0%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Hotel lease expense(a)	$10,582	$10,053	$29,383	$27,826
Land lease expense(b)	3,171	3,044	8,131	7,749
Real estate and other taxes	8,550	7,340	23,366	23,966
Property insurance, general liability insurance and other	2,322	2,762	7,205	8,722
Total taxes, insurance and lease expense	$24,625	$23,199	$68,085	$68,263

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities, and is partially (generally 49%) offset through noncontrolling interests in other partnerships.  Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $5.2 million and $4.7 million for the three months ended September 30, 2011 and 2010, respectively, and $13.3 million and $11.8 million for the nine months ended September 30, 2011 and 2010, respectively.

(b)
Land lease expense includes percentage rent of $1.7 million and $1.6 million for the three months ended September 30, 2011 and 2010, respectively, and $3.5 million and $3.2 million for the nine months ended September 30, 2011 and 2010, respectively.

10.	Impairment

Our hotels comprise operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations.  Accordingly, we consider our hotels to be components for purposes of determining impairment charges and reporting discontinued operations.

During the quarter ended September 30, 2011, we recorded an impairment charge of $946,000 in discontinued operations for one hotel to reduce our carrying value to its fair value less estimated selling costs. Our fair value estimate was based on the purchaser's contract price (a Level 2 input).

During the quarter ended June 30, 2011, we recorded a $12.3 million impairment charge ($11.7 million related to three hotels in continuing operations and $598,000 related to one hotel in discontinued operations). The impairment charge related to continuing operations was based on revised estimated fair market values obtained through the marketing process that were lower than the net book values for these hotels. The inputs used to determine the fair values of these hotels are classified as Level 2 under authoritative guidance for fair value measurements. The impairment charge relating to discontinued operations is primarily related to estimated selling costs with respect to one hotel held for sale at June 30, 2011.

During the quarter ended September 30, 2010, we recorded a $65.8 million impairment charge ($24.1 million related to three hotels in continuing operations and $41.7 million related to five hotels in discontinued operations). This charge related to our third quarter 2010 decision to market and sell 14 hotels. Eight of these 14 hotels were impaired in light of the reduced estimated hold periods.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Impairment — (continued)

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

We may record additional impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and/or lodging industry weakens, or if we shorten our contemplated holding period for additional hotels.

11.	Discontinued Operations

We had one hotel held for sale at September 30, 2011.  We consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale) when a buyer completes its due diligence review, we have an executed contract for sale, and we have received a substantial non-refundable deposit.

Discontinued operations include results of operations for one hotel designated as held for sale at September 30, 2011 (sale completed in October 2011), six hotels sold in 2011, and three hotels disposed in 2010.  The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
Hotel operating revenue	$2,990		$20,976		$27,517		$64,009
Operating expenses	(3,319)	(a)	(63,888)	(b)	(25,733)	(a)	(129,566)	(b)
Operating income (loss) from discontinued operations	$(329)		$(42,912)		$1,784		$(65,557)
Interest expense, net	(108)		(1,082)		(817)		(3,914)
Debt extinguishment	(142)		8,250		(199)		8,124
Gain on sale of hotels, net	701		—		7,362		—
Income (loss) from discontinued operations	$122		$(35,744)		$8,130		$(61,347)

(a)	Includes a $946,000 impairment charge for the three months ended September 30, 2011 and a $1.5 million impairment charge for the nine months ended September 30, 2011.

(b)	Includes a $41.7 million impairment charge for the three months ended September 30, 2010 and a $62.8 million impairment charge for the nine months ended September 30, 2010.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Loss Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to FelCor	$(22,832)	$(88,810)	$(96,761)	$(129,584)
Discontinued operations attributable to FelCor	(134)	35,637	(8,115)	61,125
Loss from continuing operations attributable to FelCor	(22,966)	(53,173)	(104,876)	(68,459)
Less: Preferred dividends	(9,678)	(9,678)	(29,034)	(29,034)
Numerator for continuing operations attributable to FelCor common stockholders	(32,644)	(62,851)	(133,910)	(97,493)
Discontinued operations attributable to FelCor	134	(35,637)	8,115	(61,125)
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(32,510)	$(98,488)	$(125,795)	$(158,618)
Denominator:
Denominator for basic and diluted loss per share	123,062	95,034	113,908	75,135
Basic and diluted loss per share data:
Loss from continuing operations	$(0.27)	$(0.66)	$(1.18)	$(1.30)
Discontinued operations	$—	$(0.37)	$0.07	$(0.81)
Net loss	$(0.26)	$(1.04)	$(1.10)	$(2.11)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Loss Per Share/Unit — (continued)

FelCor LP Loss Per Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to FelCor LP	$(22,998)	$(89,107)	$(97,230)	$(130,155)
Discontinued operations attributable to FelCor LP	(135)	35,744	(8,143)	61,347
Loss from continuing operations attributable to FelCor LP	(23,133)	(53,363)	(105,373)	(68,808)
Less: Preferred distributions	(9,678)	(9,678)	(29,034)	(29,034)
Numerator for continuing operations attributable to FelCor LP common unitholders	(32,811)	(63,041)	(134,407)	(97,842)
Discontinued operations attributable to FelCor LP	135	(35,744)	8,143	(61,347)
Numerator for basic and diluted loss attributable to FelCor LP common unitholders	$(32,676)	$(98,785)	$(126,264)	$(159,189)
Denominator:
Denominator for basic and diluted loss per unit	123,700	95,329	114,361	75,430
Basic and diluted loss per unit data:
Loss from continuing operations	$(0.27)	$(0.66)	$(1.18)	$(1.30)
Discontinued operations	$—	$(0.37)	$0.07	$(0.81)
Net loss	$(0.26)	$(1.04)	$(1.10)	$(2.11)

Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted income (loss) per share/unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Series A convertible preferred shares/units	9,985	9,985	9,985	9,985

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these Series A preferred shares/units were dilutive, were $6.3 million for the three months ended September 30, 2011 and 2010, and $18.8 million for the nine months ended September 30, 2011 and 2010.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Dividends/Distributions

In January 2011, FelCor reinstated its current quarterly preferred dividend and paid current quarterly preferred dividends in January, May, August and October 2011. Funds used by FelCor to pay common or preferred dividends are provided through distributions from FelCor LP. We are restricted from paying any common dividends unless and until all accrued and current preferred dividends are paid. FelCor's Board of Directors will determine whether and when to declare future dividends (including the accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements.  We had $76.3 million of aggregate accrued dividends payable to holders of our Series A and Series C preferred stock at September 30, 2011 and December 31, 2010.

14.	Fair Value of Financial Instruments

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of September 30, 2011.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data; and (iii) our debt that is not traded publicly is based on estimated effective borrowing rates for debt with similar terms, loan to estimated fair value and remaining maturities (the estimated fair value of all our debt was $1.6 billion at September 30, 2011 and $1.7 billion at December 31, 2010).

15.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units

We record redeemable noncontrolling interests in FelCor LP, in the case of FelCor, and redeemable units, in the case of FelCor LP, in the mezzanine section (between liabilities and equity or partners' capital) of our consolidated balance sheets because of the redemption feature of these units.  Additionally, FelCor's consolidated statements of operations separately present earnings attributable to redeemable noncontrolling interests.  We adjust redeemable noncontrolling interests in FelCor LP (or redeemable units) each period to reflect the greater of its carrying value based on the accumulation of historical cost or its redemption value.  The historical cost is based on the proportionate relationship between the carrying value of equity associated with FelCor's common stockholders relative to that of FelCor LP's unitholders.  Redemption value is based on the closing price of FelCor's common stock at period end. FelCor allocates net income (loss) to FelCor LP's noncontrolling partners based on their weighted average ownership percentage during the period.

In May 2011, FelCor LP issued 367,647 limited partner interest units at $6.80 per unit. At September 30, 2011, we carried these units at $2.3 million, which is the issue price less the holders’ share of allocated losses for the period the units were outstanding. We carried the remaining 268,778 outstanding units of limited partner interest at $626,000, based on the closing price of FelCor's common stock at September 30, 2011 ($2.33/share).

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units – (continued)

Changes in redeemable noncontrolling interests (or redeemable units) for the nine months ended September 30, 2011 and 2010 are shown below (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Balance at beginning of period	$2,004	$1,062
Issuance of units	2,500	—
Conversion of units	(97)	—
Redemption value allocation	(970)	863
Comprehensive income (loss):
Foreign exchange translation	(14)	3
Net loss	(469)	(571)
Balance at end of period	$2,954	$1,357

16.	FelCor LP's Consolidating Financial Information

Certain of FelCor LP's 100% subsidiaries (FelCor/CSS Holdings, L.P.; FelCor Lodging Holding Company, L.L.C.; FelCor TRS Borrower 1, L.P.; FelCor TRS Borrower 4, L.L.C.; FelCor TRS Holdings, L.L.C.; FelCor Canada Co.; FelCor/St. Paul Holdings, L.P.; FelCor Hotel Asset Company, L.L.C.; FelCor Copley Plaza, L.L.C.; FelCor St. Pete (SPE), L.L.C.; FelCor Esmeralda (SPE), L.L.C.; Los Angeles International Airport Hotel Associates, a Texas L.P.; Madison 237 Hotel, L.L.C.; and Royalton 44 Hotel, L.L.C., collectively, “Subsidiary Guarantors”), together with FelCor, guarantee, fully and unconditionally, and jointly and severally, our senior debt.  The following tables present consolidating information for the Subsidiary Guarantors.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	FelCor LP's Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$60,807	$822,075	$1,084,775	$—	$1,967,657
Equity investment in consolidated entities	1,469,783	—	—	(1,469,783)	—
Investment in unconsolidated entities	57,694	12,544	1,459	—	71,697
Hotel held for sale	—	14,065	—	—	14,065
Cash and cash equivalents	66,642	47,869	2,672	—	117,183
Restricted cash	—	8,675	124,122	—	132,797
Accounts receivable, net	857	34,072	129	—	35,058
Deferred expenses, net	25,320	—	4,796	—	30,116
Other assets	10,611	12,340	5,781	—	28,732

Total assets	$1,691,714	$951,640	$1,223,734	$(1,469,783)	$2,397,305

Debt, net	$982,556	$—	$570,019	$—	$1,552,575
Distributions payable	76,293	—	—	—	76,293
Accrued expenses and other liabilities	26,817	99,119	11,149	—	137,085

Total liabilities	1,085,666	99,119	581,168	—	1,765,953

Redeemable units	2,954	—	—	—	2,954

Preferred units	478,774	—	—	—	478,774
Common units	124,320	829,416	615,850	(1,469,783)	99,803
Accumulated other comprehensive income	—	24,517	—	—	24,517
Total FelCor LP partners’ capital	603,094	853,933	615,850	(1,469,783)	603,094
Noncontrolling interests	—	(1,412)	26,716	—	25,304
Total partners' capital	603,094	852,521	642,566	(1,469,783)	628,398
Total liabilities and partners' capital	$1,691,714	$951,640	$1,223,734	$(1,469,783)	$2,397,305

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	FelCor LP's Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$76,763	$720,093	$1,188,923	$—	$1,985,779
Equity investment in consolidated entities	1,025,818	—	—	(1,025,818)	—
Investment in unconsolidated entities	61,833	12,594	1,493	—	75,920
Cash and cash equivalents	155,350	43,647	1,975	—	200,972
Restricted cash	—	6,347	10,355	—	16,702
Accounts receivable, net	642	27,190	19	—	27,851
Deferred expenses, net	11,366	—	8,574	—	19,940
Other assets	7,112	20,325	4,834	—	32,271

Total assets	$1,338,884	$830,196	$1,216,173	$(1,025,818)	$2,359,435

Debt, net	$658,168	$—	$890,141	$—	$1,548,309
Distributions payable	76,293	—	—	—	76,293
Accrued expenses and other liabilities	33,836	100,007	10,608	—	144,451

Total liabilities	768,297	100,007	900,749	—	1,769,053

Redeemable units	2,004	—	—	—	2,004

Preferred units	478,774	—	—	—	478,774
Common units	89,809	704,117	295,127	(1,025,818)	63,235
Accumulated other comprehensive income	—	26,574	—	—	26,574
Total FelCor LP partners’ capital	568,583	730,691	295,127	(1,025,818)	568,583
Noncontrolling interests	—	(502)	20,297	—	19,795
Total partners' capital	568,583	730,189	315,424	(1,025,818)	588,378
Total liabilities and partners' capital	$1,338,884	$830,196	$1,216,173	$(1,025,818)	$2,359,435

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	FelCor LP's Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$244,124	$—	$—	$244,124
Percentage lease revenue	2,439	—	45,970	(48,409)	—
Other revenue	—	1,241	153	—	1,394
Total revenues	2,439	245,365	46,123	(48,409)	245,518

Expenses:
Hotel operating expenses	—	169,622	—	—	169,622
Taxes, insurance and lease expense	383	66,765	5,886	(48,409)	24,625
Corporate expenses	139	3,486	2,633	—	6,258
Depreciation and amortization	1,138	12,397	20,357	—	33,892
Other expenses	(13)	1,138	83	—	1,208
Total operating expenses	1,647	253,408	28,959	(48,409)	235,605
Operating income (loss)	792	(8,043)	17,164	—	9,913
Interest expense, net	(23,730)	(588)	(9,238)	—	(33,556)
Debt extinguishment	1	—	(214)	—	(213)
Gain on involuntary conversion, net	—	109	—	—	109
Income (loss) before equity in income (loss) from unconsolidated entities	(22,937)	(8,522)	7,712	—	(23,747)
Equity in loss from consolidated entities	(752)	—	—	752	—
Equity in income (loss) from unconsolidated entities	(54)	315	(12)	—	249
Income (loss) from continuing operations	(23,743)	(8,207)	7,700	752	(23,498)
Discontinued operations	745	(569)	(54)	—	122
Net income (loss)	(22,998)	(8,776)	7,646	752	(23,376)
Net loss attributable to noncontrolling interests	—	152	226	—	378
Net income (loss) attributable to FelCor LP	(22,998)	(8,624)	7,872	752	(22,998)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net income (loss) attributable to FelCor LP common unitholders	$(32,676)	$(8,624)	$7,872	$752	$(32,676)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	FelCor LP's Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$222,506	$—	$—	$222,506
Percentage lease revenue	3,471	—	43,481	(46,952)	—
Other revenue	—	1,286	135	—	1,421
Total revenues	3,471	223,792	43,616	(46,952)	223,927

Expenses:
Hotel operating expenses	—	154,152	—	—	154,152
Taxes, insurance and lease expense	232	64,341	5,578	(46,952)	23,199
Corporate expenses	234	3,449	2,881	—	6,564
Depreciation and amortization	1,429	11,152	21,144	—	33,725
Impairment loss	—	6,304	17,823	—	24,127
Other expenses	(9)	1,258	82	—	1,331
Total operating expenses	1,886	240,656	47,508	(46,952)	243,098
Operating income (loss)	1,585	(16,864)	(3,892)	—	(19,171)
Interest expense, net	(20,433)	(788)	(13,232)	—	(34,453)
Debt extinguishment	—	(163)	(51)	—	(214)
Income (loss) before equity in income from unconsolidated entities	(18,848)	(17,815)	(17,175)	—	(53,838)
Equity in income from consolidated entities	(68,780)	—	—	68,780	—
Equity in income (loss) from unconsolidated entities	(47)	366	(17)	—	302
Income (loss) from continuing operations	(87,675)	(17,449)	(17,192)	68,780	(53,536)
Discontinued operations	(1,432)	(10,571)	(23,741)	—	(35,744)
Net loss	(89,107)	(28,020)	(40,933)	68,780	(89,280)
Net loss attributable to noncontrolling interests	—	147	26	—	173
Net loss attributable to FelCor LP	(89,107)	(27,873)	(40,907)	68,780	(89,107)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(98,785)	$(27,873)	$(40,907)	$68,780	$(98,785)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	FelCor LP's Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$722,107	$—	$—	$722,107
Percentage lease revenue	5,315	—	137,817	(143,132)	—
Other revenue	10	2,332	288	—	2,630
Total revenues	5,325	724,439	138,105	(143,132)	724,737

Expenses:
Hotel operating expenses	—	496,232	—	—	496,232
Taxes, insurance and lease expense	1,199	192,255	17,763	(143,132)	68,085
Corporate expenses	434	12,436	9,835	—	22,705
Depreciation and amortization	3,456	36,532	61,150	—	101,138
Impairment loss	—	9,018	2,688	—	11,706
Other expenses	11	3,261	183	—	3,455
Total operating expenses	5,100	749,734	91,619	(143,132)	703,321
Operating income (loss)	225	(25,295)	46,486	—	21,416
Interest expense, net	(67,695)	(1,882)	(32,327)	—	(101,904)
Debt extinguishment	(27,354)	—	3,236	—	(24,118)
Gain (loss) on involuntary conversion, net	(21)	316	(15)	—	280
Income (loss) before equity in loss from unconsolidated entities	(94,845)	(26,861)	17,380	—	(104,326)
Equity in loss from consolidated entities	(2,010)	—	—	2,010	—
Equity in income (loss) from unconsolidated entities	(1,319)	50	(34)	—	(1,303)
Income (loss) from continuing operations	(98,174)	(26,811)	17,346	2,010	(105,629)
Discontinued operations	944	(1,565)	8,751	—	8,130
Net income (loss)	(97,230)	(28,376)	26,097	2,010	(97,499)
Net loss (income) attributable to noncontrolling interests	—	305	(36)	—	269
Net income (loss) attributable to FelCor LP	(97,230)	(28,071)	26,061	2,010	(97,230)
Preferred distributions	(29,034)	—	—	—	(29,034)
Net income (loss) attributable to FelCor LP common unitholders	$(126,264)	$(28,071)	$26,061	$2,010	$(126,264)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	FelCor LP's Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$654,857	$—	$—	$654,857
Percentage lease revenue	7,561	—	129,242	(136,803)	—
Other revenue	1	2,517	275	—	2,793
Total revenues	7,562	657,374	129,517	(136,803)	657,650

Expenses:
Hotel operating expenses	—	447,026	—	—	447,026
Taxes, insurance and lease expense	1,166	185,938	17,962	(136,803)	68,263
Corporate expenses	611	12,021	10,289	—	22,921
Depreciation and amortization	4,604	32,991	63,961	—	101,556
Impairment loss	—	6,304	17,823	—	24,127
Other expenses	6	2,841	(154)	—	2,693
Total operating expenses	6,387	687,121	109,881	(136,803)	666,586
Operating income (loss)	1,175	(29,747)	19,636	—	(8,936)
Interest expense, net	(61,271)	(4,062)	(39,702)	—	(105,035)
Debt extinguishment	—	46,436	(464)		45,972
Income (loss) before equity in income (loss) from unconsolidated entities	(60,096)	12,627	(20,530)	—	(67,999)
Equity in loss from consolidated entities	(67,438)	—	—	67,438	—
Equity in income (loss) from unconsolidated entities	(1,014)	(59)	187	—	(886)
Income (loss) from continuing operations	(128,548)	12,568	(20,343)	67,438	(68,885)
Discontinued operations	(1,607)	(13,640)	(46,100)	—	(61,347)
Net loss	(130,155)	(1,072)	(66,443)	67,438	(130,232)
Net loss attributable to noncontrolling interests	—	38	39	—	77
Net loss attributable to FelCor LP	(130,155)	(1,034)	(66,404)	67,438	(130,155)
Preferred distributions	(29,034)	—	—	—	(29,034)
Net loss attributable to FelCor LP common unitholders	$(159,189)	$(1,034)	$(66,404)	$67,438	$(159,189)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	FelCor LP's Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(65,797)	$10,612	$91,616	$36,431
Cash flows from (used in) investing activities	13,290	(162,044)	(65,106)	(213,860)
Cash flows from (used in) financing activities	(36,201)	155,807	(25,813)	93,793
Effect of exchange rates changes on cash	—	(153)	—	(153)
Change in cash and cash equivalents	(88,708)	4,222	697	(83,789)
Cash and cash equivalents at beginning of period	155,350	43,647	1,975	200,972
Cash and equivalents at end of period	$66,642	$47,869	$2,672	$117,183

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(34,923)	$18,209	$84,775	$68,061
Cash flows from (used in) investing activities	(121,500)	(12,207)	(19,035)	(152,742)
Cash flows from (used in) financing activities	78,444	2,129	(67,089)	13,484
Effect of exchange rates changes on cash	—	144	—	144
Change in cash and cash equivalents	(77,979)	8,275	(1,349)	(71,053)
Cash and cash equivalents at beginning of period	224,526	36,834	2,171	263,531
Cash and equivalents at end of period	$146,547	$45,109	$822	$192,478

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
During 2011, a combination of improving demand and a relatively low number of new hotel openings has produced continued hotel occupancy growth. The hotel occupancy growth and ongoing demand/supply imbalance allows hotels to increase their average daily rate, or ADR. Despite third quarter economic headwinds, including concerns about European sovereign debt defaults, continued high U.S. unemployment, and general uncertainty regarding future economic growth, lodging demand continued to improve. Third quarter results reflect positive lodging fundamentals with continued strong corporate transient demand and moderate supply growth.
Our hotels are focused on remixing their customer base to replace lower-rated business with customers in premium segments in order to take advantage of the growth in corporate transient and premium segments. Additionally, our hotels are increasing rates, where appropriate. For the first nine months of 2011, revenue per available room, or RevPAR, at our hotels improved 5.4% compared to the same period last year (5.7% at our comparable hotels and 2.5% at our hotels marketed for sale). Improved RevPAR was driven by improvements in ADR (3.6%) and occupancy (1.8%).  As ADR becomes a larger component of RevPAR growth, Hotel EBITDA margins generally improve because we are charging more for the same room. In the first nine months of 2011, our Hotel EBITDA margin improved by 139 basis points compared to the same period last year. We expect ADR will continue contributing to RevPAR growth and improved Hotel EBITDA margins through the remainder of 2011.
As part of our long-term strategic plan:

•
We began marketing 14 non-strategic hotels for sale during the fourth quarter of 2010. Through the date of this report, we have sold seven hotels in 2011, one hotel in 2010 and we currently have an agreement to sell one additional hotel in December.

•
In March 2011, we established a $225 million secured line of credit. We had no borrowings under the line at September 30, 2011, and the full $225 million is available for general corporate purposes, including repayment of other debt and future acquisitions.

•
In April 2011, we received approximately $158 million of aggregate net proceeds (after underwriting discounts and commissions) from a public offering of 27.6 million shares of FelCor's common stock. Proceeds from this offering were used to redeem $144 million of our 10% senior notes.

•
In May 2011, we issued $525.0 million in aggregate principal amount of 6.75% senior secured notes due 2019. Net proceeds after the initial purchasers' discount and expenses were approximately $511 million, a portion of which were used to purchase two midtown Manhattan hotels, Royalton and Morgans (282 guest rooms, in total), for $140.0 million, with the remainder available for general corporate purposes.

•	We repaid the remainder of our 9% senior notes ($46.4 million) that matured in June 2011.

•
In October 2011, we modified a CMBS mortgage loan scheduled to mature in November 2011, extending its maturity for up to two years. The loan now bears interest at LIBOR plus 2.20% and is prepayable at any time, in whole or in part, with no penalty. In conjunction with the modification, we repaid $20 million of the principal balance, reducing the outstanding balance to $158 million.

In January 2011, we reinstated our current quarterly preferred dividend and paid current quarterly preferred dividends in January, May, August and October 2011. We are restricted from paying any common dividends unless and until all accrued and current preferred dividends are paid. Our Board of Directors will determine whether and when to declare future dividends (including accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements.

Results of Operations

Comparison of the Three Months ended September 30, 2011 and 2010

For the three months ended September 30, 2011, we recorded a $23.4 million net loss compared to a $89.3 million net loss for the same period in 2010. Our 2010 net loss included $65.8 million of impairment charges (including $41.7 million in discontinued operations), which were partially offset by $8.0 million of net gains from debt extinguishment (including $8.3 million of extinguishment gains in discontinued operations).

In the third quarter of 2011:

•
Total revenue was $245.5 million, a 9.6% increase compared to the same period in 2010. This increase is primarily attributed to a 5.2% increase in same store RevPAR (5.0% at our comparable hotels and 7.0% at our hotels marketed for sale), which includes a 3.4% increase in ADR and a 1.7% increase in occupancy, and $13.2 million in incremental revenue from our recently-acquired hotels (the Fairmont Copley Plaza, acquired in August 2010, and Royalton and Morgans, acquired in May 2011).

•
Hotel departmental expenses increased $9.3 million compared to the same period in 2010 due to a combination of higher occupancies and $6.8 million of incremental hotel departmental expenses from our recently-acquired hotels. As a percentage of total revenue, hotel departmental expenses increased from 35.6% to 36.2% compared to the same period in 2010. This change is primarily due to the mix and nature of the business at the Fairmont Copley Plaza, which has significant food and beverage revenue. Food and beverage revenue generally has much higher expenses as a percent of revenue than room revenue.

•
Other property-related costs increased $5.6 million due to a combination of higher occupancies, higher costs (such as payroll and benefits) and $3.7 million of incremental other property‑related costs from our recently-acquired hotels. As a percentage of total revenue, this remained essentially unchanged compared to the same period in 2010.

•
Management and franchise fees increased $617,000 compared to the same period in 2010 due to a combination of higher revenues (which serve as the basis for determining such fees), and $108,000 of incremental management and franchise fees from our recently-acquired hotels. As a percent of total revenue, this remained essentially unchanged from the same period in 2010.

•
Taxes, insurance and lease expense increased $1.4 million compared to the same period in 2010 (including $1.0 million of incremental taxes, insurance, and lease expenses from our recently-acquired hotels), but decreased as a percentage of total revenue from 10.4% to 10.0% compared to the same period in 2010. The lower percentage of revenue reflects favorable liability claims experience in 2011.

•
Depreciation and amortization expense increased $167,000 compared to the same period in 2010. As a percent of total revenue, depreciation and amortization expense decreased to 13.8% compared to 15.1% for the same period in 2010. Our asset values, the basis from which we calculate depreciation, declined between the end of the third quarter of 2010 and the third quarter of 2011 as a result of impairment charges and hotel sales. As a consequence, our same-store third quarter depreciation expense declined from 2010 to 2011. However, this decline was offset by $1.2 million of incremental depreciation expense related to our recently-acquired hotels.

•	Impairment charges of $24.1 million in 2010 related to our third quarter decision to market and sell 14 hotels.

•	Net interest expense decreased $897,000 compared to the same period in 2010, primarily reflecting our lower average debt.

•
Discontinued operations relates to six hotels sold in 2011, one hotel sold in 2010, two hotels transferred to a lender in satisfaction of debt in 2010, and one hotel held for sale at September 30, 2011. In the third quarter of 2011, we recorded a $946,000 impairment charge and recorded a $701,000 gain on sale of hotels. In the third quarter of 2010, we recorded a $41.7 million impairment charge on discontinued hotels, related to our third quarter 2010 decision to sell 14 hotels. This charge was partially offset by an $8.3 million gain from debt extinguishment related to one of two hotels transferred to lenders in satisfaction of debt.

Comparison of the Nine Months ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, we recorded a $97.5 million net loss compared to a $130.2 million net loss for the same period in 2010. Our 2011 net loss included $24.3 million of net losses from debt extinguishment (including $199,000 in discontinued operations) and $13.3 million of impairment charges (including $1.5 million in discontinued operations), which were partially offset by $7.4 million of net gains on asset sales (included in discontinued operations). Our 2010 net loss included $54.1 million in net gains from debt extinguishment (including $8.1 million in discontinued operations) and $86.9 million of impairment charges (including $62.8 million in discontinued operations).

In the nine months ended September 30, 2011:

•
Total revenue was $724.7 million, a 10.2% increase compared to the same period in 2010. This increase is primarily attributed to a 5.4% increase in same store RevPAR (5.7% at our comparable hotels and 2.5% at our hotels marketed for sale), which includes a 3.6% increase in ADR and a 1.8% increase in occupancy, and $36.7 million in incremental revenue from our recently-acquired hotels.

•
Hotel departmental expenses increased $28.4 million compared to the same period in 2010 due to a combination of higher occupancies and $18.9 million of incremental hotel departmental expenses from our recently-acquired hotels. As a percentage of total revenue, hotel departmental expenses increased from 35.3% to 36.0% compared to the same period in 2010. This change is primarily due to the mix and nature of the business at the Fairmont Copley Plaza, which has a significant food and beverage revenue. Food and beverage revenue generally has much higher expenses as a percent of revenue than room revenue.

•
Other property-related costs increased $18.6 million due to a combination of higher occupancies, higher costs (such as payroll and benefits) and $10.1 million of incremental other property–related costs from our recently-acquired hotels. As a percentage of total revenue, this remained essentially unchanged compared to the same period in 2010.

•
Management and franchise fees increased $2.2 million compared to the same period in 2010 due to a combination of higher revenues (which serve as the basis for determining such fees) and $747,000 of management and franchise fees for our recently-acquired hotels. As a percent of total revenue, this remained essentially unchanged from the same period in 2010.

•
Taxes, insurance and lease expense decreased $178,000 compared to the same period in 2010. As a percent of total revenue, taxes, insurance and lease expense decreased to 9.4% compared to 10.4% for the same period in 2010. The lower percentage of revenue reflects favorable property tax settlements, decreases in estimated Canadian taxes, and improved liability claims experience which were partially offset by $2.8 million of incremental expenses at our recently-acquired hotels.

•
Depreciation and amortization expense decreased $418,000 compared to the same period in 2010. As a percent of total revenue, depreciation and amortization expense decreased to 14.0% compared to 15.4% for the same period in 2010. Our asset values, the basis from which we calculate depreciation, declined between the end of the third quarter of 2010 and the third quarter of 2011 as a result of impairment charges and hotel sales. As a consequence, our depreciation expense in the first nine months of the year declined from 2010 to 2011. However, this decline was partially offset by $2.8 million of depreciation expense related to our recently-acquired hotels.

•
Impairment charges of $11.7 million in 2011 relate to three hotels we are currently marketing for sale. The charges are based on revised estimated fair values obtained through the marketing process that were lower than the net book values for these hotels. The 2010 impairment charges of $24.1 million related to our third quarter 2010 decision to market and sell 14 hotels.

•	Net interest expense decreased $3.1 million compared to the same period in 2010, primarily reflecting our lower average debt.

•
Extinguishment of debt. During the nine months ended September 30, 2011, we redeemed $144 million of our 10% senior notes due in October 2014 and recognized a $27.4 million debt extinguishment charge related to the 10% prepayment premium and the write-off of a pro rata portion of the debt discount and deferred loan costs, all of which was partially offset by a $3.7 million extinguishment gain on a refinanced mortgage note. During June 2010, we repaid $177 million of mortgage debt secured by two hotels, for $130 million, and recorded a related $46.1 million gain on extinguishment of debt.

•
Discontinued operations relates to six hotels sold in 2011, one hotel sold in 2010, two hotels transferred to a lender in satisfaction of debt in 2010, and one hotel held for sale at September 30, 2011. In 2011, we recorded $7.4 million of gains from the sale of hotels and $1.5 million of impairment charges. In 2010, we recorded impairment charges on discontinued hotels of: (i) $41.7 million related to our third quarter 2010 decision to sell 14 hotels and (ii) $21.1 million related to our first quarter 2010 decision to return two hotels to their respective lenders in full satisfaction of the related debt. These charges were partially offset by an $8.2 million gain from debt extinguishment related to one of the two hotels transferred to lenders in satisfaction of debt.

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

The following table details our computation of FFO and Adjusted FFO (in thousands, except for per share data):

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended September 30,
	2011			2010
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(23,376)			$(89,280)
Noncontrolling interests in other partnerships	378			173
Preferred dividends	(9,678)			(9,678)
Net loss attributable to FelCor LP common unitholders	(32,676)	123,700	$(0.26)	(98,785)	95,329	$(1.04)
Noncontrolling interests in FelCor LP	166	(638)	—	297	(295)	—
Net loss attributable to FelCor common stockholders	(32,510)	123,062	(0.26)	(98,488)	95,034	(1.04)
Depreciation and amortization	33,892	—	0.27	33,725	—	0.36
Depreciation, discontinued operations and unconsolidated entities	3,507	—	0.03	6,805	—	0.07
Gain on sale of hotels, net	(701)	—	(0.01)	—	—	—
Gain on involuntary conversion, net	(109)	—	—	—	—	—
Noncontrolling interests in FelCor LP	(166)	638	—	(297)	295	—
Conversion of options and unvested restricted stock	—	709	—	—	—	—
FFO	3,913	124,409	0.03	(58,255)	95,329	(0.61)
Impairment loss	—	—	—	24,127	—	0.25
Impairment loss, discontinued operations	946	—	0.02	41,722	—	0.44
Acquisition costs	413	—	—	403	—	—
Debt extinguishment, including discontinued operations	355	—	—	(8,036)	—	(0.08)
Adjusted FFO	$5,627	124,409	$0.05	$(39)	95,329	$—

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Nine Months Ended September 30,
	2011			2010
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(97,499)			$(130,232)
Noncontrolling interests in other partnerships	269			77
Preferred dividends	(29,034)			(29,034)
Net loss attributable to FelCor LP common unitholders	(126,264)	114,361	$(1.10)	(159,189)	75,430	$(2.11)
Noncontrolling interests in FelCor LP	469	(453)	—	571	(295)	—
Net loss attributable to FelCor common stockholders	(125,795)	113,908	(1.10)	(158,618)	75,135	(2.11)
Depreciation and amortization	101,138	—	0.87	101,556	—	1.35
Depreciation, discontinued operations and unconsolidated entities	13,572	—	0.12	20,958	—	0.28
Noncontrolling interests in FelCor LP	(469)	453	—	(571)	295	—
Gain on sale of hotels, net	(7,362)	—	(0.06)	—	—	—
Gain on involuntary conversion, net	(280)	—	—	—	—	—
Gain on sale of unconsolidated entities	—	—	—	(559)	—	(0.01)
FFO	(19,196)	114,361	(0.17)	(37,234)	75,430	(0.49)
Impairment loss	11,706	—	0.10	24,127	—	0.32
Impairment loss, discontinued operations	1,544	—	0.01	62,782	—	0.83
Acquisition costs	1,359	—	0.01	419	—	0.01
Debt extinguishment, including discontinued operations	24,316	—	0.21	(54,096)	—	(0.72)
Conversion of options and unvested restricted stock	—	828	0.01	—	—	—
Adjusted FFO	$19,729	115,189	$0.17	$(4,002)	75,430	$(0.05)

The following table details our computation of EBITDA, Adjusted EBITDA, and Hotel EBITDA (in thousands):

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA, and Hotel EBITDA
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(23,376)	$(89,280)	$(97,499)	$(130,232)
Depreciation and amortization	33,892	33,725	101,138	101,556
Depreciation, discontinued operations and unconsolidated entities	3,507	6,805	13,572	20,958
Interest expense	33,614	34,557	102,056	105,339
Interest expense, discontinued operations and unconsolidated entities	1,319	2,321	4,283	7,865
Amortization of stock compensation	1,766	1,644	5,343	4,901
Noncontrolling interests in other partnerships	378	173	269	77
EBITDA	51,100	(10,055)	129,162	110,464
Impairment loss	—	24,127	11,706	24,127
Impairment loss, discontinued operations	946	41,722	1,544	62,782
Debt extinguishment, including discontinued operations	355	(8,036)	24,316	(54,096)
Acquisition costs	413	403	1,359	419
Gain on sale of hotels, net	(701)	—	(7,362)	—
Gain on involuntary conversion, net	(109)	—	(280)	—
Gain on sale of unconsolidated subsidiary	—	—	—	(559)
Adjusted EBITDA	52,004	48,161	160,445	143,137
Other revenue	(1,394)	(1,421)	(2,630)	(2,793)
Adjusted EBITDA from acquired hotels(a)	(881)	4	(1,449)	319
Equity in income from unconsolidated subsidiaries (excluding interest and depreciation)	(5,206)	(5,014)	(13,493)	(12,871)
Noncontrolling interests in other partnerships (excluding interest and depreciation)	187	424	1,425	1,751
Consolidated hotel lease expense	10,582	10,053	29,383	27,826
Unconsolidated taxes, insurance and lease expense	(1,716)	(1,651)	(5,152)	(5,015)
Interest income	(58)	(104)	(152)	(304)
Other expenses (excluding acquisition costs)	795	928	2,096	2,274
Corporate expenses (excluding amortization expense of stock compensation)	4,492	4,920	17,362	18,020
Adjusted EBITDA from discontinued operations	(943)	(2,739)	(7,263)	(9,646)
Hotel EBITDA	$57,862	$53,561	$180,572	$162,698

(a) For same-store metrics, we have included the hotel acquired in August 2010 and excluded the two hotels acquired in May 2011 for all periods presented.

The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses on our same-store hotels, and includes the reconciliation of hotel operating expenses to total operating expenses at the dates presented.

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total revenues	$245,518	$223,927	$724,737	$657,650
Other revenue	(1,394)	(1,421)	(2,630)	(2,793)
Hotel operating revenue	244,124	222,506	722,107	654,857
Revenue from acquired hotels(a)	(7,517)	5,220	(10,861)	23,109
Same-store hotel operating revenue	236,607	227,726	711,246	677,966
Same-store hotel operating expenses	(178,745)	(174,165)	(530,674)	(515,268)
Hotel EBITDA	$57,862	$53,561	$180,572	$162,698
Hotel EBITDA margin(b)	24.5%	23.5%	25.4%	24.0%

(a)	For same-store metrics, we have included the hotel acquired in August 2010 and excluded the two hotels acquired in May 2011 for all periods presented.

(b)	Hotel EBITDA as a percentage of same-store hotel operating revenue.

Reconciliation of Total Operating Expenses to Same-store Hotel Operating Expenses
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total operating expenses	$235,605	$243,098	$703,321	$666,586
Unconsolidated taxes, insurance and lease expense	1,716	1,651	5,152	5,015
Consolidated hotel lease expense	(10,582)	(10,053)	(29,383)	(27,826)
Corporate expenses	(6,258)	(6,564)	(22,705)	(22,921)
Depreciation and amortization	(33,892)	(33,725)	(101,138)	(101,556)
Impairment loss	—	(24,127)	(11,706)	(24,127)
Other expenses	(1,208)	(1,331)	(3,455)	(2,693)
Expenses from acquired hotels(a)	(6,636)	5,216	(9,412)	22,790
Same-store hotel operating expenses	$178,745	$174,165	$530,674	$515,268

(a)	For same-store metrics, we have included the hotel acquired in August 2010 and excluded the two hotels acquired in May 2011 for all periods presented.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at September 30, 2011, our pro rata share of hotel rooms, included in continuing operations, after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at September 30, 2011
Consolidated Hotels	76	21,948
Unconsolidated hotel operations	1	171
Total hotels	77	22,119

50% joint ventures	13	(1,573)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	3	(68)
Pro rata rooms attributed to joint venture partners		(1,895)
Pro rata share of rooms owned		20,224

Hotel Portfolio Composition

The following table illustrates the distribution of comparable hotels (this excludes seven hotels in continuing operations that are currently being marketed for sale, as well as Royalton and Morgans, which were acquired in May 2011).

Brand	Hotels	Rooms	% of Total Rooms	% of 2010 Hotel EBITDA(a)
Embassy Suites Hotels	37	9,757	50	58
Holiday Inn	13	4,338	22	19
Doubletree and Hilton	8	1,856	10	10
Sheraton and Westin	5	1,858	10	8
Renaissance and Marriott	3	1,321	7	3
Fairmont	1	383	1	2	(b)

Market
South Florida	5	1,439	7	8
Los Angeles area	4	899	5	7
San Francisco area	6	2,138	11	7
Boston	3	915	5	5
Atlanta	3	952	5	5
Philadelphia	2	729	4	4
Central California Coast	2	408	2	4
Myrtle Beach	2	640	3	4
New Orleans	2	744	4	4
San Antonio	3	874	5	4
Orlando	3	761	4	4
Minneapolis	2	528	3	4
San Diego	1	600	3	3
Dallas	2	784	4	3
Other	27	7,102	35	34

Location
Urban	18	5,919	30	33
Suburban	25	6,158	32	28
Airport	14	4,509	23	22
Resort	10	2,927	15	17

(a)
Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10‑Q.

(b)	Represents Hotel EBITDA from date of acquisition (August 2010).

Hotel Operating Statistics

The following tables set forth occupancy, ADR and RevPAR for the three and nine months ended September 30, 2011 and 2010, and the percentage changes therein for the periods presented, for our same-store Consolidated Hotels (excluding Morgans and Royalton, which were acquired in May 2011) included in continuing operations.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	%Variance	2011	2010	%Variance
Embassy Suites Hotels	77.5	75.3	2.9	76.2	74.4	2.5
Holiday Inn	79.5	77.2	3.0	75.9	75.0	1.2
Doubletree and Hilton	75.2	75.9	(0.9)	71.5	71.6	(0.1)
Sheraton and Westin	66.9	70.4	(5.0)	68.4	68.4	—
Renaissance and Marriott	63.0	62.7	0.4	68.9	65.3	5.6
Fairmont	83.1	83.5	(0.4)	73.5	73.4	0.2
Comparable hotels	75.9	74.7	1.6	74.4	73.1	1.8
Hotels marketed for sale	64.5	62.7	2.9	65.7	64.9	1.1
Total same-store hotels	74.8	73.5	1.7	73.5	72.3	1.8

	ADR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	%Variance	2011	2010	%Variance
Embassy Suites Hotels	128.91	126.89	1.6	130.58	128.59	1.5
Holiday Inn	128.18	121.91	5.1	120.88	114.32	5.7
Doubletree and Hilton	124.48	120.40	3.4	125.93	118.10	6.6
Sheraton and Westin	106.69	103.43	3.1	108.87	104.75	3.9
Renaissance and Marriott	155.56	142.59	9.1	177.49	165.27	7.4
Fairmont	249.60	235.78	5.9	245.10	228.28	7.4
Comparable hotels	130.43	126.21	3.3	131.00	126.24	3.8
Hotels marketed for sale	106.86	102.75	4.0	109.76	108.30	1.4
Total same-store hotels	128.40	124.21	3.4	129.10	124.63	3.6

	RevPAR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	%Variance	2011	2010	%Variance
Embassy Suites Hotels	99.93	95.60	4.5	99.48	95.62	4.0
Holiday Inn	101.95	94.14	8.3	91.72	85.69	7.0
Doubletree and Hilton	93.62	91.42	2.4	90.09	84.62	6.5
Sheraton and Westin	71.34	72.81	(2.0)	74.42	71.60	3.9
Renaissance and Marriott	97.98	89.47	9.5	122.33	107.90	13.4
Fairmont	207.53	196.84	5.4	180.20	167.48	7.6
Comparable hotels	99.04	94.31	5.0	97.48	92.24	5.7
Hotels marketed for sale	68.89	64.39	7.0	72.09	70.33	2.5
Total same-store hotels	96.03	91.32	5.2	94.94	90.05	5.4

Comparable Hotels(a) Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	%Variance	2011	2010	%Variance
South Florida	72.0	72.4	(0.5)	77.2	77.7	(0.6)
Los Angeles area	85.0	79.5	6.9	80.6	75.9	6.2
San Francisco area	85.8	83.2	3.1	78.3	75.8	3.3
Boston	84.5	84.2	0.4	79.2	78.6	0.7
Atlanta	75.9	76.6	(0.9)	76.7	76.4	0.5
Philadelphia	75.6	79.2	(4.5)	72.0	73.4	(1.9)
Central California Coast	83.0	83.1	(0.1)	76.0	77.8	(2.3)
Myrtle Beach	80.4	82.7	(2.7)	64.8	66.9	(3.1)
New Orleans	64.3	62.3	3.1	71.1	68.2	4.2
San Antonio	78.1	77.9	0.2	75.9	76.5	(0.8)
Orlando	75.7	73.4	3.1	81.3	79.6	2.1
Minneapolis	83.0	85.3	(2.7)	79.1	77.6	1.9
San Diego	87.9	82.6	6.5	80.4	77.7	3.5
Dallas	61.2	61.7	(0.8)	65.1	62.7	3.9
	ADR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	%Variance	2011	2010	%Variance
South Florida	101.25	100.25	1.0	127.71	127.84	(0.1)
Los Angeles area	152.18	146.10	4.2	143.69	138.45	3.8
San Francisco area	159.42	144.56	10.3	145.38	133.03	9.3
Boston	197.56	184.60	7.0	185.42	172.97	7.2
Atlanta	104.65	105.42	(0.7)	104.87	104.36	0.5
Philadelphia	131.40	128.12	2.6	133.01	124.93	6.5
Central California Coast	180.66	189.59	(4.7)	157.40	163.34	(3.6)
Myrtle Beach	169.53	166.08	2.1	149.24	142.90	4.4
New Orleans	103.02	101.74	1.3	129.87	121.70	6.7
San Antonio	92.18	98.46	(6.4)	93.83	98.45	(4.7)
Orlando	95.40	93.23	2.3	109.76	105.56	4.0
Minneapolis	139.22	129.00	7.9	130.58	125.89	3.7
San Diego	127.11	123.95	2.6	121.13	119.28	1.5
Dallas	99.74	103.70	(3.8)	110.01	108.86	1.1
	RevPAR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	%Variance	2011	2010	%Variance
South Florida	72.94	72.61	0.5	98.60	99.29	(0.7)
Los Angeles area	129.35	116.19	11.3	115.85	105.10	10.2
San Francisco area	136.74	120.31	13.7	113.82	100.86	12.8
Boston	166.90	155.37	7.4	146.77	135.92	8.0
Atlanta	79.44	80.77	(1.6)	80.47	79.70	1.0
Philadelphia	99.33	101.42	(2.1)	95.75	91.69	4.4
Central California Coast	149.97	157.51	(4.8)	119.66	127.04	(5.8)
Myrtle Beach	136.38	137.31	(0.7)	96.73	95.58	1.2
New Orleans	66.21	63.39	4.4	92.31	83.03	11.2
San Antonio	71.96	76.72	(6.2)	71.19	75.28	(5.4)
Orlando	72.19	68.44	5.5	89.23	84.02	6.2
Minneapolis	115.49	110.04	5.0	103.24	97.67	5.7
San Diego	111.78	102.33	9.2	97.41	92.64	5.2
Dallas	61.03	63.96	(4.6)	71.59	68.20	5.0

(a)	Excludes seven hotels in continuing operations that are currently being marketed for sale, as well as Royalton and Morgans, which were acquired in May 2011.

Hotel Portfolio
The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at September 30, 2011.

Comparable Hotels (a)	Brand	State	Rooms	% Owned	(b)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Anaheim – North	Embassy Suites Hotel	CA	222
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
Napa Valley	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	248
San Diego – On the Bay	Holiday Inn	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Santa Barbara – Goleta	Holiday Inn	CA	160
Santa Monica Beach – at the Pier	Holiday Inn	CA	132
Wilmington	Doubletree	DE	244	90%
Boca Raton	Embassy Suites Hotel	FL	263
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Ft. Lauderdale – Cypress Creek	Sheraton Suites	FL	253
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Airport	Holiday Inn	FL	288
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Tampa – Tampa Bay	Doubletree Guest Suites	FL	203
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Baton Rouge	Embassy Suites Hotel	LA	223
New Orleans – Convention Center	Embassy Suites Hotel	LA	370
New Orleans – French Quarter	Holiday Inn	LA	374
Boston – at Beacon Hill	Holiday Inn	MA	303
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Bloomington	Embassy Suites Hotel	MN	218
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%

Hotel Portfolio (continued)

Comparable Hotels (a)	Brand	State	Rooms	% Owned	(b)
Charlotte – SouthPark	Doubletree Guest Suites	NC	208
Raleigh/Durham	Doubletree Guest Suites	NC	203
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
Philadelphia – Historic District	Holiday Inn	PA	364
Philadelphia – Society Hill	Sheraton	PA	365
Pittsburgh – at University Center (Oakland)	Holiday Inn	PA	251
Charleston – The Mills House Hotel	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Airport – Opryland Area	Embassy Suites Hotel	TN	296
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383
Austin	Doubletree Guest Suites	TX	188	90%
Austin – Central	Embassy Suites Hotel	TX	260	50%
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Holiday Inn	TX	287
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – International Airport	Holiday Inn	TX	397
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%
Burlington Hotel & Conference Center	Sheraton	VT	309

Hotels Acquired in 2011
Morgans New York	Morgans Hotels	NY	114
Royalton New York	Morgans Hotels	NY	168

Hotels Marketed for Sale
Phoenix – Crescent	Sheraton	AZ	342
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Atlanta – Airport	Embassy Suites Hotel	GA	232
Atlanta – Galleria	Sheraton Suites	GA	278
St. Paul – Downtown	Embassy Suites Hotel	MN	208
Toronto – Airport	Holiday Inn	Ontario	446
Toronto – Yorkdale	Holiday Inn	Ontario	370

Hotel in Discontinued Operations
Dallas – Market Center (c)	Embassy Suites Hotel	TX	244

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

(a)	Excludes seven hotels in continuing operations that are currently being marketed for sale, one hotel in discontinued operations and two hotels acquired in May 2011.

(b)	We own 100% of the real estate interests unless otherwise noted.

(c)	This hotel was sold after September 30, 2011.

Liquidity and Capital Resources
Operating Activities
During the first nine months of 2011, cash provided by operating activities (primarily hotel operations) was $36.4 million ($38.7 million from continuing operations), $31.6 million less than the same period in 2010.  This decrease is due primarily to a 2011 decrease in accrued interest compared to 2010 resulting from a change in the timing of payments, payment of $8.5 million of liquidated damages in 2011 in connection with our 2009 sale of two hotels, and increased hotel-level employee bonus payments. At September 30, 2011, we had $117.2 million of cash and cash equivalents, including $46.2 million held under management agreements to meet working capital needs.
The lodging recovery that began in 2010 is continuing in 2011, and our ADR and occupancy improved significantly in the first nine months of 2011. RevPAR increased 5.7% at our comparable hotels and 2.5% at our hotels marketed for sale (5.4% overall).  We expect our overall RevPAR for the fourth quarter to increase by 6.0% to 7.0% compared to 2010, assuming continued occupancy and ADR growth.  We expect to generate $54 million to $56 million of cash from operating activities in 2011.
We are subject to increases in hotel operating expenses, including wages and benefits, repair and maintenance, utilities and insurance, that can fluctuate disproportionately to revenues.  Some of these operating expenses are difficult to predict and control, which lends volatility to our operating results.  From 2008 to 2010, we implemented extensive cost containment initiatives at our hotels, including reducing headcount and improving productivity and energy efficiency.  Our 2011 hotel cost per occupied room remains approximately $3 below 2008 levels.
Investing Activities
During the first nine months of 2011, cash used in investing activities increased $61.1 million compared to the same period in 2010 due primarily to our purchase of Royalton and Morgans, funding of restricted cash for a potential investment and increased 2011 capital expenditures, all of which was partially offset by $96.4 million in net proceeds from hotel sales.  In the first nine months of 2011, we completed approximately $57.5 million of capital improvements at our hotels. We expect to spend approximately $95 million in capital in 2011, which will be funded from operating cash flow or cash on hand.
In May 2011, we acquired Royalton and Morgans. The hotels require limited initial capital (both hotels are in excellent condition and were recently renovated).
As part of our strategic plan, we intend to sell non-strategic hotels that do not meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, acquire other hotels and invest in remaining FelCor properties that generate a higher return on invested capital).  We began marketing 14 hotels for sale during the fourth quarter of 2010, and we expect to sell most of these hotels during 2011. Through October 2011, we have sold seven of these hotels for approximately $115 million in aggregate gross proceeds and have an agreement to sell one additional hotel. We have also identified 21 additional non-strategic hotels. We will continue to monitor the transaction environment and will bring these additional hotels to market at the appropriate time.

Financing Activities
During the first nine months of 2011, cash provided by financing activities increased by $80.3 million compared to the same period in 2010, due primarily to issuance of our 6.75% senior notes, which was partially offset by increased 2011 debt repayment and the 2011 payment of preferred dividends. In October 2011, we repaid $20 million in principal amount upon modification of our CMBS debt that was scheduled to mature in November 2011. We expect for the full year 2011, to pay approximately $7 million in normally occurring principal payments and $39 million in preferred dividends, which payments will be funded from operating cash flow or cash on hand. With the October debt modification, we have resolved all of our scheduled debt maturities until late 2013.
In January 2011, we reinstated our current quarterly preferred dividend and paid current quarterly dividends in January, April, August and October 2011. We are restricted from paying any common dividends unless and until all accrued and current preferred dividends are paid. Our Board of Directors will determine whether and when to declare future dividends (including the accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements. We had $76.3 million of aggregate accrued dividends payable to holders of our Series A and Series C preferred stock at September 30, 2011.
Senior Secured Notes Offering. In May 2011, we issued $525.0 million in aggregate principal amount of 6.75% senior secured notes due 2019. Net proceeds after initial purchasers' expenses were approximately $511 million, a portion of which was used to purchase Royalton and Morgans, with the remainder available for general corporate purposes.
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
Secured Debt.  At September 30, 2011, we had a total of $1.6 billion of consolidated secured debt with 60 encumbered consolidated hotels having a $1.8 billion aggregate net book value.
In May 2011, we repaid loans aggregating $45.3 million secured by two hotels when we sold the hotels.
In June 2011, we repaid (at maturity) a $7.3 million loan that was secured by one hotel.
In June 2011, we obtained a $24.0 million loan to refinance a loan secured by one hotel. The old loan balance was $27.8 million and provided that, upon refinancing, $3.8 million of the loan would be forgiven. We recognized a $3.7 million net gain from extinguishment of debt in connection with the refinancing. In July 2011, we repaid this loan in full, and recognized a $187,000 loss from the extinguishment.
In July 2011, we repaid loans aggregating $35.2 million secured by two hotels when we sold the hotels.

In October 2011, we modified the term of a CMBS mortgage loan scheduled to mature in November 2011, extending its maturity for up to two years. The loan now bears interest at LIBOR plus 2.20% and is prepayable at any time, in whole or in part, with no penalty. In conjunction with the modification, we repaid $20 million of the principal balance, reducing the outstanding balance to $158 million.
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
Most of our secured debt (other than our senior notes and line of credit) includes lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves even if revenues are flowing through a lock-box in cases where a specified debt service coverage ratio is not met.  With the exception of loans secured by two properties, all of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.
Senior Notes.  Our senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge.  At September 30, 2011, we exceeded the relevant minimum thresholds.  These notes are guaranteed by us, and payment of our 10% notes is secured by a pledge of the limited partner interests in FelCor LP owned by FelCor. In addition, our senior notes are secured by first lien mortgages and related security interests and/or negative pledges on up to 13 hotels (for our 10% senior notes) and six hotels (for our 6.75% notes), and pledges of equity interests in certain subsidiaries of FelCor LP.
We repaid the remaining outstanding $46.4 million of our 9% senior notes when they matured in June 2011.
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
Interest Rate Caps.  To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $462.0 million and $639.2 million at September 30, 2011 and December 31, 2010, respectively.  These interest rate caps were not designated as hedges and had insignificant fair values at both September 30, 2011 and December 31, 2010, resulting in no significant net earnings impact.
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

At September 30, 2011, approximately 75% of our consolidated debt had fixed interest rates.

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
Expected Maturity Date
at September 30, 2011
(dollars in thousands)

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$1,097	$4,576	$4,954	$660,645	$564	$533,813	$1,205,649	$1,202,018
Average interest rate	7.67%	7.69%	7.70%	9.52%	5.81%	6.73%	8.27%
Floating-rate:
Debt	178,389	778	922	1,021	200,260	—	381,370	$383,650
Average interest rate (a)	1.30%	8.10%	8.10%	8.10%	8.10%	—	4.92%
Total debt	$179,486	$5,354	$5,876	$661,666	$200,824	$533,813	$1,587,019
Average interest rate	1.34%	7.75%	7.76%	9.52%	8.09%	6.73%	7.46%
Net discount							(34,444)
Total debt							$1,552,575

(a)	The average floating interest rate represents the implied forward rates in the yield curve at September 30, 2011.

Item 4.	Controls and Procedures.
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

PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In April, July and September 2011, respectively, FelCor issued 12,212, 2,490 and 1,245 shares of common stock in exchange for like numbers of FelCor LP limited partnership units. Issuing these shares under these circumstances is a private transaction that is exempt from registration under Section 4(2) of the Securities Act. In May 2011, FelCor LP sold 367,647 limited partnership units for $6.80 per unit to an accredited investor; the proceeds were used for general corporate purposes.

Item 6.	Exhibits.

           The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor's Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) FelCor's Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) FelCor's Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010; (iv) FelCor's Consolidated Statements of Changes in Equity for the nine months ended September 30, 2011 and 2010; (v) FelCor's Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; (vi) FelCor LP's Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (vii) FelCor LP's Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (viii) FelCor LP's Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010; (ix) FelCor LP's Consolidated Statements of Partners' Capital for the nine months ended September 30, 2011 and 2010; (x) FelCor LP's Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: November 9, 2011	By:	/s/ Lester C. Johnson
		Name:	Lester C. Johnson
		Title:	Senior Vice President, Chief Accounting Officer

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: November 9, 2011	By:	/s/ Lester C. Johnson
		Name: Title:	Lester C. Johnson Senior Vice President, Chief Accounting Officer