Form 10-K
period 2011-12-31
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2012-03-06
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
FelCor Lodging Trust Incorporated:
Common Stock	New York Stock Exchange
$1.95 Series A Cumulative Convertible Preferred Stock	New York Stock Exchange
Depositary Shares representing 8% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange
FelCor Lodging Limited Partnership:
None

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

The aggregate market value of shares of common stock held by non-affiliates of FelCor Lodging Trust Incorporated as of June 30, 2011, computed by reference to the price at which its common stock was last sold at June 30, 2011, was approximately $642 million.

As of February 27, 2012, the registrant had issued and outstanding 124,218,010 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of FelCor Lodging Trust Incorporated's definitive Proxy Statement pertaining to its 2012 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

EXPLANATORY NOTE
This annual report on Form 10-K for the fiscal year ended December 31, 2011, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms "we" or "our" to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.
FelCor is a Maryland corporation operating as a real estate investment trust, or REIT, and is the sole general partner, and the owner of, a greater than 99% partnership interest in FelCor LP. Through FelCor LP, FelCor owns hotels and conducts business. As the sole general partner of FelCor LP, FelCor has exclusive and complete control of FelCor LP's day-to-day management.
We believe combining periodic reports for FelCor and FelCor LP into a single combined report results in the following benefits:

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
We present the sections in this report combined unless separate disclosure is required for clarity.

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

This Annual Report contains registered trademarks and service marks owned or licensed by companies other than us, including (but not limited to) Crowne Plaza, Doubletree, Doubletree Guest Suites, Embassy Suites Hotels, Fairmont, Hilton, Holiday Inn, Marriott, Morgans, Priority Club, Renaissance, Royalton, Sheraton, Sheraton Suites, Walt Disney World and Westin.

Disclosure Regarding Forward Looking Statements

Our disclosure and analysis in this Annual Report and in FelCor's 2011 Annual Report to Stockholders may contain forward-looking statements that set forth anticipated results based on management's plans and assumptions. From time to time, we may also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast,” “continue” or similar expressions. In particular, these forward-looking statements may include those relating to future actions (including future acquisitions or dispositions and future capital expenditure plans) and future performance or expenses.

We cannot guarantee that any future results discussed in any forward-looking statements will be realized, although we believe that we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those discussed in Item 1A “Risk Factors.” Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those results anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make or related subjects in our quarterly reports on Form 10-Q and Current Reports on Form 8-K that we file with the Securities and Exchange Commission (“SEC”). Also note that, in our risk factors, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from past results and those results anticipated, estimated or projected. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such risk factors. Consequently, you should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect our business.

The prospective financial information related to anticipated operating performance included in this report has been prepared by, and is the responsibility of, our management.  PricewaterhouseCoopers LLP, or PwC, has neither examined nor compiled the accompanying prospective financial information and, accordingly, PwC does not express an opinion or any other form of assurance with respect thereto.  The PwC reports included in this report relate to our historical financial information.  They do not extend to the prospective financial information and should not be read to do so.

PART I
Item 1.    Business
About FelCor and FelCor LP
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT.  FelCor is the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 76 hotels with 21,749 rooms at December 31, 2011.  At December 31, 2011, we had an aggregate of 124,917,010 shares and units outstanding, consisting of 124,280,585 shares of FelCor common stock and 636,425 units of FelCor LP limited partnership interest not owned by FelCor.

Business Strategy

Strategic Plan and Objectives. We are committed to enhancing stockholder value and delivering superior returns on invested capital by assembling a diversified portfolio of high-quality hotels located in major markets and resort locations that have dynamic demand generators and high barriers to entry. At the same time, we seek to improve cash flow and real estate value through disciplined portfolio management, unique asset management and smart allocation of capital. In 2006, we developed a long-term strategic plan to achieve these objectives. This plan focuses on four critically important areas:

•	Create a high-quality portfolio to improve future growth rates and return on investment;

•	Create a sound and flexible balance sheet with lower leverage to withstand lodging cycles;

•	Enhance organic growth through asset management and high return on investment redevelopment projects; and

•	Selectively acquire hotels in our core markets that meet our strict underwriting criteria.

Recent Achievements. During 2011, we made significant progress toward achieving the objectives of our strategic plan.

•
We sold nine hotels since December 2010 (out of 15 hotels initially brought to market in late 2010) for total gross proceeds of $222 million (our pro rata share was $180 million). We used $80 million of those proceeds to repay indebtedness secured by four of those hotels and the remainder to repay other indebtedness and fund capital spending.

•	We also completed several other balance sheet initiatives during 2011:

•	Established a $225 million secured line of credit (we had no borrowings under the line at December 31, 2011, and the full $225 million is available for general corporate purposes).

•
Issued $525 million of 6.75% senior secured notes due 2019 and used the net proceeds to repay existing higher-cost debt (including the remaining $46 million of outstanding 9.0% senior notes due 2011), repay the $145 million balance on our line of credit and fund our $140 million purchase of Royalton and Morgans.

•	Sold 27.6 million shares of common stock in an underwritten public offering and used the net proceeds to redeem $144 million (of face value) of our 10% senior secured notes due 2014.

•
Extended a maturing mortgage loan for up to two years. The loan now bears an average interest rate of LIBOR plus 2.2% and is prepayable at any time, in whole or in part, with no penalty. At the same time, we repaid $20 million of the principal balance, reducing the outstanding balance to $158 million.

•	In May 2011, we acquired two midtown Manhattan hotels, Royalton and Morgans.

•	In December 2011, we acquired and commenced redevelopment of the four-plus star Knickerbocker Hotel in Times Square.

•
Throughout 2011, we continued to reinvest in our portfolio, spending $91.2 million (our pro rata portion), primarily to renovate eight hotels and redevelop the Fairmont Copley Plaza and one other hotel. We expect to complete work at the Fairmont Copley Plaza in 2012 that will reposition the hotel closer to its luxury competitors, including a complete renovation of rooms and corridors, upgrading 12 rooms to Fairmont Gold, adding a new rooftop fitness center and spa, and redeveloping the food and beverage and other public areas.

•
In early 2012, we began marketing an additional 10 hotels for sale. As those hotels are sold, we expect to use a substantial amount of the net proceeds to repay outstanding debt and to pay accrued preferred dividends

Balance Sheet Strategy. A healthy balance sheet provides the necessary flexibility and capacity to withstand lodging cycles, and we are committed to strengthening our balance sheet by reducing leverage, lowering our cost of debt and extending debt maturities.

•
As our cash flow increases from continued RevPAR growth and we sell non-strategic hotels, we expect to reduce our leverage materially. Our targeted leverage is 4.5 times (measured as total net debt to Adjusted EBITDA).

•	We expect to reduce debt and restructure our balance sheet as we repay existing debt with proceeds from asset sales, or refinance debt on more favorable terms.

•	We also expect to bring our accrued preferred dividends current using net proceeds from asset sales, which is necessary before we are able to resume paying a common stock dividend.

•
During the last three years we successfully refinanced or repaid all of our near-term debt maturities, and we refinanced or resolved $1.6 billion of consolidated debt and extended our weighted average debt maturity to mid‑2016.

•	We do not expect to acquire any further hotels in the near-term as we focus on reducing leverage.

•	We have no near-term debt maturities.

Portfolio Management. Our portfolio composition (by segment, brand and location) continues to evolve as we sell non-strategic hotels, acquire superior hotels in our target markets and invest in our core portfolio. In the first phase of our asset disposition program, we disposed of 53 non-strategic hotels (primarily limited service and midscale hotels located in secondary and tertiary markets and markets with low barriers to entry). Today our portfolio consists primarily of upper-upscale hotels and resorts located in more than 30 major markets. Most are operated under well-recognized brands, such as Doubletree, Embassy Suites Hotels, Fairmont, Hilton, Holiday Inn, Marriott, Renaissance, Sheraton, and Westin. Royalton and Morgans, in midtown Manhattan, are operated independent of any brand because demand in their submarket more than offsets the potential net brand contribution. We sell and acquire hotels to improve our overall portfolio quality, enhance diversification and improve growth rates.

•
Hotel Sales. Selling non-strategic hotels increases our long-term growth, reduces future capital expenditures and enables management to focus on “core” long-term investments. We regularly review each hotel in our portfolio in terms of projected performance, future capital expenditure requirements and market dynamics and concentration risk.  We developed a plan to sell as many as 40 hotels (including the 15 hotels and 10 hotels we began marketing in late 2010 and early 2012, respectively). We intend to sell hotels through 2013, and expect to use the net proceeds to repay debt, pay our accrued preferred dividends and invest in high return on investment redevelopment opportunities at our core hotels. We will bring the remaining hotels to market at the appropriate time to maximize profit.

•	Hotel Acquisitions. We only consider purchasing hotels that meet or exceed our strict investment criteria:

•
We only consider acquisition candidates that are accretive to long-term stockholder value, improve the overall quality of our portfolio, further diversify our portfolio by market, customer type and brand and improve future Hotel EBITDA growth.

•
We limit our acquisitions to high-quality hotels in major urban and resort markets with high barriers to entry and high growth potential, as typified by the iconic Fairmont Copley Plaza, Royalton, Morgans, and (at stabilization) the Knickerbocker.

•	We seek hotels that are priced at a significant discount to replacement cost with investment returns that exceed our weighted average cost of capital and can provide attractive long-term yields.

•	We also consider hotels that offer redevelopment and/or revenue enhancement opportunities that can further enhance our return on investment.

•
In December 2011, we acquired and commenced redevelopment of the four-plus star Knickerbocker Hotel in Times Square. We expect the Knickerbocker to be our last acquisition in this cycle, as we focus on strengthening our balance sheet through the sale of non-strategic hotels and reducing leverage.

Asset Management. We seek to maximize revenue, market share, hotel operating margins and cash flow at every hotel. FelCor's asset management uses an aggressive, hands-on approach. All of our asset managers have extensive hotel operating experience. They also have thorough knowledge of the markets and overall demand dynamics where our hotels operate. As a consequence, their interaction and credibility with our hotel managers is very effective. We encourage our hotel managers to implement best practices in expense and revenue management and we work closely with them to monitor and review hotel operations and align cost structures with current business. For example, we reduced departmental and overhead costs per room at the onset of the recession. We continue to benefit from these actions, which resulted in a $25 million reduction in same-store expenses in 2011 compared to 2008, despite inflationary increases. Notably, most of these savings are permanent. With our strong brand relationships, we have significant influence over how their policies and procedures (most notably, brand strategy on marketing and revenue enhancement programs) affect us, as hotel owners. In addition to working with our hotel managers to maximize hotel operating performance, we consider value-added enhancements at our hotels, such as maximizing use of public areas, implementing new restaurant concepts and changing management of food and beverage operations.

Renovations and Redevelopment. We take a long-term approach to capital spending. Our plan involves efficiently maintaining our properties and limiting future fluctuations of expenditures while maximizing return on investment. We invested more than $450 million in a multi-year, portfolio-wide renovation program (completed in 2008) that enhanced the competitive position and value of our hotels, as evidenced by market share gains during 2008-10. We anticipate renovating between six and eight core hotels each year. We regularly consider expansion or redevelopment opportunities at our properties that offer attractive returns. For example, after we redeveloped a former Crowne Plaza into the San Francisco Marriott Union Square, for 2011, the hotel was ranked twenty-third in guest satisfaction and third in fewest guest complaints out of 339 full-service Marriott hotels. From 2007 (prior to redevelopment) to 2011, revenue per available room (RevPAR) and EBITDA increased 35% to $162 and 270% to $5.4 million, respectively. In addition, we expect this hotel to continue to grow RevPAR significantly greater than the San Francisco market. With a similar mindset as discussed above, we are currently improving the Fairmont Copley Plaza, including a complete renovation of rooms and corridors, upgrading 12 rooms to Fairmont Gold, building a rooftop fitness center and spa and redeveloping the food and beverage and other public areas, all of which will reposition the hotel closer to its luxury competitors.

Brand Relationships. We benefit from well-established brand/manager relationships with Hilton Worldwide (Embassy Suites Hotels, Doubletree and Hilton), Starwood Hotels & Resorts Worldwide, Inc. (Sheraton and Westin), Marriott International, Inc. (Renaissance and Marriott), Fairmont Hotels & Resorts, InterContinental Hotels Group PLC (Holiday Inn) and Morgans Hotel Group (Morgans and Royalton). These relationships enable us to work effectively with our managers to maximize margins and operating cash flow from our hotels.

Portfolio Restructuring Program. As part of our long-term strategic plan to enhance stockholder value and achieve or exceed targeted returns on invested capital, we sell and selectively acquire hotels to improve our overall portfolio quality, enhance diversification and improve growth rates. On an ongoing basis, we review each hotel in our portfolio in terms of projected performance, future capital expenditure requirements and market dynamics and concentration risk. Based on this analysis, at the end of 2010, we announced our intention to sell our interests in as many as 40 hotels. We began marketing 15 hotels for sale in the last quarter of 2010 and 10 more hotels in early 2012. We have sold nine hotels since December 2010 for total gross proceeds of $222 million (our pro rata share was $180 million). We continue to monitor the transaction environment and will bring our remaining non-strategic hotels to market at the appropriate time.

The Lodging Industry

The United States lodging industry is diverse and fragmented. Hotels are owned by both public and private companies and partnerships, some of which also operate those hotels. Often, hotels are operated on behalf of their owners by independent management companies. Some hotels are operated and marketed under familiar brands, or “flags,” such Hilton, Marriott, Sheraton, Embassy Suites, Holiday Inns, etc. Other hotels are operated independent of any brand, often because the addition of a brand would not enhance the hotel's performance, and in some cases because operating as an independent “boutique” hotel may actually enhance a hotel's appeal to a targeted segment of travelers. We do not operate our hotels. All of our hotels are operated on our behalf by independent managers, most of which are affiliated with national and international brands.

The industry caters to a diverse customer base, including transient customers (both leisure and corporate), groups (both leisure and corporate) and long-term, or contract, customers. Average rates charged by the hotels are dependent on the customer mix and supply and demand in the market.

Persistent momentum for the industry has increased operator confidence that the lodging recovery, which began in 2010, remains intact, despite slower overall US economic growth and ongoing worldwide economic uncertainly. Broadly, lodging demand continued to recover through 2011 and appears to be poised for continued growth.

For 2011, Smith Travel Research, or STR, a leading provider of hospitality industry data, reported that:

•	RevPAR increased 8.2%, which was substantially above the long-term historical average;

•	Occupancy increased 4.4% to 60.1%, as improving demand growth and moderating supply growth trends continued;

•	Industry performance improved on a widespread basis, with all of the largest 25 markets (as defined by STR) enjoying increased RevPAR in 2011; and

•
Average daily rate (ADR) increased 3.7%, as operators raised rates in the face of strong demand growth, led by increases in corporate travel, and re-mixed their business in favor of premium corporate guests.

Average occupancy for the industry, per STR, increased to 60.1%, close to 2008 (pre-recession) levels. While future demand trends remain difficult to discern, as businesses continue to conserve cash and gross domestic product (GDP) growth remains sluggish, the industry continues to experience strong demand growth. During the recent recession, lodging demand fell quicker than GDP, providing room for a more robust recovery in the lodging industry than the slower recovery for the overall US economy might indicate. Travel pundits expect continued growth and favorable operating dynamics in 2012, reflecting higher demand levels, improved pricing and below-historical-average supply growth, which remains constrained by limited development financing. STR reported that rooms under construction fell 75% to approximately 54,000 in December 2011, compared to 212,000 rooms in December 2007. PKF Hospitality Research, or PKF, another leading provider of hospitality industry data, projects that lodging fundamentals will continue to improve in 2012, with demand increasing 1.5% and supply growing only 0.7%. As a result, according to PKF, hotel occupancy in 2012 should increase 0.7%, compared to 2011. As occupancy increases, hotels should have the opportunity to improve ADR further by remixing their business in favor of premium corporate guests, and ADR growth should be a more significant factor in RevPAR growth. PKF projects 2012 industry ADR will increase by 4.7%, contributing to a projected 5.4% RevPAR increase.  PKF projects that pricing power will strengthen through 2013, as occupancies return to historical levels, contributing to a projected 7.3% gain in industry RevPAR in 2013.

Hotel Classifications. STR classifies hotel chains into seven distinct segments: luxury, upper-upscale, upscale, upper-midscale, midscale, economy and independent. We own luxury (Fairmont), upper-upscale (Doubletree, Embassy Suites, Hilton, Marriott, Renaissance, Sheraton and Westin), upper-midscale (Holiday Inn) and independent (Royalton and Morgans) hotels. We derived approximately 80% of our 2011 Hotel EBITDA from upper-upscale hotels. STR also categorizes hotels based upon their relative market positions, as measured by ADR, as luxury, upscale, midprice, economy and budget.  The following table contains information with respect to average occupancy (determined by dividing occupied rooms by available rooms), ADR and RevPAR for 73 of our Consolidated Hotels (excluding Royalton and Morgans, since they were acquired in mid-2011), all upscale U.S. hotels, all midprice U.S. hotels and all U.S. hotels, as reported by STR, for the periods indicated:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Number of FelCor Hotels	73	80	83	85	83
Occupancy:
FelCor hotels(a)	72.0%	70.5%	66.2%	70.9%	70.4%
All Upscale U.S. hotels(b)	61.4	58.9	56.4	62.0	64.8
All Midprice U.S. hotels(c)	56.3	53.8	51.9	57.6	60.4
All U.S. hotels	60.1	57.6	55.1	60.4	63.2
ADR:
FelCor hotels(a)	$128.68	$121.47	$123.23	$136.32	$134.21
All Upscale U.S. hotels(b)	109.52	106.44	106.66	115.96	113.56
All Midprice U.S. hotels(c)	81.00	78.33	78.12	84.21	82.18
All U.S. hotels	101.64	98.08	97.51	106.55	103.64
RevPAR:
FelCor hotels(a)	$92.68	$85.58	$81.62	$96.67	$94.48
All Upscale U.S. hotels(b)	67.22	62.71	60.12	71.83	73.61
All Midprice U.S. hotels(c)	45.57	42.16	40.58	48.48	49.68
All U.S. hotels	61.06	56.47	53.71	64.37	65.50

(a)	This information is based on historical presentations.

(b)	This category includes "upscale" hotels (hotels with ADRs in the 70th to 85th percentiles in their respective markets).

(c)	This category includes “midprice” hotels (hotels with ADRs in the 40th to 70th percentiles in their respective markets).

Competition

The lodging industry is highly competitive. Customers can choose from a variety of brands and products.   The relationship between the supply of and demand for hotel rooms is cyclical and affects our industry significantly. Certain markets have low barriers to entry (e.g., inexpensive land, favorable zoning, etc.), making it easier to build new hotels and increase the supply of modern, high-quality hotel rooms.  Lodging demand growth typically moves in tandem with the overall economy, in addition to local market factors that stimulate travel to specific destinations.  Economic indicators, such as GDP, business investment and employment levels, are common indicators of lodging demand. Each of our hotels competes for guests, primarily, with other full service and limited service hotels in the immediate vicinity and, secondarily, with other hotel properties in its geographic market.

Location, brand recognition, hotel quality, service levels and prices are the principal competitive factors affecting our hotels.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in a property.  These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to related asbestos-containing materials.  Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require corrective or other expenditures.  In connection with our current or prior ownership or operation of hotels or other real estate, we may be potentially liable for various environmental costs or liabilities.

We customarily obtain a Phase I environmental survey from an independent environmental consultant before acquiring a hotel. The principal purpose of a Phase I survey is to identify indications of potential environmental contamination and, secondarily, to assess, to a limited extent, the potential for environmental regulatory compliance liabilities. The Phase I surveys of our hotels were designed to meet the requirements of the then current industry standards governing Phase I surveys, and consistent with those requirements, none of the surveys involved testing of groundwater, soil or air. Accordingly, they do not represent evaluations of conditions at the studied sites that would be revealed only through such testing.  In addition, Phase I assessments of environmental regulatory compliance issues is general in scope and not a detailed determination of a hotel's environmental compliance. Similarly, Phase I reports do not involve comprehensive analysis of potential offsite liability. Our Phase I reports have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any such liability. Nevertheless, it is possible that these reports do not reveal or accurately assess all material environmental conditions and that there are material environmental conditions of which we are unaware.

We believe that our hotels are in compliance, in all material respects, with all federal, state, local and foreign laws and regulations regarding hazardous substances and other environmental matters, to the extent violation of such laws and regulations have a material adverse effect on us. We have not been notified by any governmental authority or private party of any noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our current or former properties that we believe would have a material adverse effect on our business, assets or results of operations.  However, obligations for compliance with environmental laws that arise or are discovered in the future may adversely affect our financial condition.

Tax Status

FelCor LP is a partnership for federal income tax purposes, and is not subject to federal income tax. However under its partnership agreement, it is required to reimburse FelCor for any tax payments they are required to make. Accordingly, the tax information herein represents disclosures regarding FelCor and its taxable subsidiaries.

FelCor elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.  FelCor's taxable REIT subsidiaries, or TRSs, formed to lease its hotels are subject to federal, state and local income taxes.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders.  If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as a REIT for four subsequent years.  In connection with FelCor's election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock. FelCor LP expects to make distributions on its units sufficient to enable FelCor to meet its distribution obligations as a REIT.  At December 31, 2011, FelCor had a federal income tax loss carryforward of $336.7 million, and its TRSs had a federal income tax loss carryforward of $340.7 million.

Employees

At December 31, 2011, we had 66 full-time employees, none of whom is involved in the day-to-day operation of our hotels.

Ownership of Our Hotels

Of the 76 hotels in which we had an ownership interest at December 31, 2011, we owned a 100% interest in 58 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and 50% interests in entities owning 13 hotels.  We consolidate our real estate interests in the 63 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 75 of our 76 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. One 50%-owned hotel was operated without a lease. Because we own controlling interests in these lessees, we consolidate our interests in these 75 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels' operating revenues and expenses in our statements of operations. Our Consolidated Hotels are located in the United States (74 hotels in 22 states) and Canada (one hotel in Ontario), with concentrations in major markets and resort areas.

Segment Reporting

Our business is conducted in one operating segment because of the similar economic characteristics of our hotels. Additional segment information may be found in the footnotes to our consolidated financial statements elsewhere in this report.

Additional Information

Additional information relating to our hotels and our business, including the charters of our Executive Committee, Corporate Governance and Nominating Committee, Compensation Committee and Audit Committee; our corporate governance guidelines; and our code of business conduct and ethics can be found on our Web site at www.felcor.com.  Information relating to our hotels and our business can also be found in the Notes to Consolidated Financial Statements located elsewhere in this report.  Our annual, quarterly and current reports, and amendments to these reports, filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or Exchange Act, are made available on our Web site, free of charge, under the “SEC Filings” tab on our “Investor Relations” page, as soon as practicable following their filing.  The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.  Risk Factors

The risk factors described in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

We may be unable to sell non-strategic hotels when anticipated, or at all, or sell them for satisfactory pricing.

As part of our long-term strategic plan, we plan to sell non-strategic hotels and use the proceeds to reduce our leverage, pay accrued preferred dividends, invest in our portfolio and/or acquire hotels that fit our long-term strategy. The current hotel transaction market is at an early stage relative to the economic cycle. While a significant portion of the initial phase of our asset sales took place in a particularly robust transaction market and overall economy, the current and ongoing transaction market is not as robust, and we may be unable to sell hotels at acceptable prices, or at all. Our ability to sell hotels is at least partially dependent on potential buyers obtaining financing. If adequate financing is not available or is only available at undesirable terms, we may be unable to sell hotels or sell them for desired pricing. If we are unable to sell non-strategic hotels or sell them for desired pricing, it could affect our ability to repay and refinance debt and slow the execution of our strategic plan. If we sell a mortgaged hotel for less than its outstanding debt balance, we would be required to use cash to make up the shortfall or substitute an unencumbered hotel as collateral, which would restrict future flexibility when refinancing debt or restrict us from using cash for other purposes.

Compliance with, or failure to comply with, our financial covenants may adversely affect our financial position and results of operations.

The agreements governing our senior secured notes (our "Senior Notes") require that we satisfy total leverage, secured leverage and interest coverage tests in order, among other things, to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends other than to maintain our REIT status; (iii) repurchase capital stock; or (iv) merge. These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest.

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

We currently are party to agreements and instruments that can restrict or prevent the payment of dividends on our common and preferred stock (except as necessary to retain REIT status). Under the agreements governing our Senior Notes, dividend payments are permitted only to the extent that, at the time of the distribution, we can satisfy certain financial thresholds (concerning leverage and fixed charges) and meet other requirements. Under the terms of our outstanding preferred stock, we are not permitted to pay dividends on our common stock unless all accrued preferred dividends then payable have been paid. At December 31, 2011, we had $76.3 million of unpaid accrued preferred dividends. Until we pay accrued but unpaid preferred dividends, or if we fail to pay future dividends on our preferred stock for any reason, including to comply with the terms of our Senior Notes, our preferred dividends will continue to accrue, and we will be prohibited from paying any common dividends until all such accrued but unpaid preferred dividends have been paid.

While we intend to pay all accrued preferred dividends with net proceeds from non-strategic hotel sales; if we are unable to sell non-strategic hotels when anticipated or at all, or for satisfactory pricing, we may be unable to pay accrued preferred dividends as anticipated, or at all.

We have substantial financial leverage.

At December 31, 2011, our consolidated debt ($1.6 billion) represented approximately 66% of our total enterprise value.  If our revenues and cash flow should decline it may adversely affect our public debt ratings and may limit our access to additional debt.  Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs.  If our access to additional debt financing is limited, that could adversely affect our ability to fund these programs or acquire hotels in the future.

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

We have variable rate debt.

At December 31, 2011, approximately 27% of our consolidated outstanding debt had variable interest rates.  If variable interest rates were to increase significantly, the added expense could have a material adverse impact on our earnings and financial condition.

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

Our revenues, expenses and the value of our hotels are subject to conditions affecting both the real estate and the lodging industries.
Real estate investments are subject to numerous risks. Our investment in hotels is subject to numerous risks generally associated with owning real estate, including among others:

•	General economic conditions, including, among others, unemployment, major bank failures, unsettled capital markets and sovereign debt uncertainty;

•	changes in international, national, regional and local economic climate or real estate market conditions;

•	changes in zoning laws;

•	changes in traffic patterns and neighborhood characteristics;

•	increases in assessed property taxes from changes in valuation or real estate tax rates;

•	increases in the cost of property insurance;

•	potential for uninsured or underinsured property losses;

•	costly governmental regulations and fiscal policies;

•	changes in tax laws; and

•	other circumstances beyond our control.

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

Compliance with the Americans with Disabilities Act may adversely affect our financial condition.  Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons.  Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons.  We make every reasonable effort to ensure that our hotels substantially comply with the requirements of the ADA and other applicable laws. However, we could be liable for both governmental fines and payments to private parties if it were determined that our hotels are not in compliance with these laws.  If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the ADA and similar laws, it could materially adversely affect our ability to make distributions to our stockholders and to satisfy our other obligations.

We face reduced insurance coverages and increasing premiums.  Our property insurance has a $100,000 “all‑risk” deductible, as well as a 5% deductible (insured value) for named windstorm and California earthquake coverage.  Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition.  Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find.  In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders or franchisors.  We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 50 of our hotels.  The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

We could have property losses not covered by insurance.  Our property policies provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded.  Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached, and each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available.  We may incur losses in excess of insured limits, and as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or catastrophic terrorist acts.  Risks such as war, catastrophic terrorist acts, nuclear, biological, chemical, or radiological attacks, and some environmental hazards may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against.

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

We obtain terrorism insurance to the extent required by lenders or franchisors as a part of our all-risk property insurance program, as well as our general liability and directors’ and officers’ policies.  However, our all-risk policies have limitations, such as per occurrence limits and sub-limits, that might have to be shared proportionally across participating hotels under certain loss scenarios.  Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act, or TRIA, for “certified” acts of terrorism - namely those that are committed on behalf of non-United States persons or interests.  Furthermore, we do not have full replacement coverage at all of our hotels for acts of terrorism committed on behalf of United States persons or interests (“non-certified” events) as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits.  In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies.  While TRIA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance.  Additionally, there is a possibility that Congress will not renew TRIA in the future, which would eliminate the federal subsidy for terrorism losses.  As a result of the above, there remains uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions.  At December 31, 2011, approximately 48% of our hotel rooms were located in, and 48% of our 2011 Hotel EBITDA was generated from, three states: California (23% of our hotel rooms and 25% of our Hotel EBITDA), Florida (14% of our hotel rooms and 13% of our Hotel EBITDA) and Texas (11% of our hotel rooms and 10% of our Hotel EBITDA). Additionally, at December 31, 2011, we had concentrations in five major metropolitan areas which together represented approximately 35% of our Hotel EBITDA for the year ended December 31, 2011 (the San Francisco Bay area (10%), Los Angeles area (7%), South Florida (7%), Boston (6%) and Atlanta (5%)). Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas may have a greater adverse effect on us than on the industry as a whole.

Investing in hotel assets involves special risks. We have invested in hotel-related assets, and our hotels are subject to all the risks common to the hotel industry. These risks could adversely affect hotel occupancy and rates that can be charged for hotel rooms, and generally include:

•	changes in business and leisure travel patterns;

•	decreases in demand for hotel rooms;

•	increases in lodging supply or competition, which may adversely affect demand at our hotels;

•	the effect of geopolitical disturbances, including terrorist attacks and terror alerts, that reduce business and leisure travel;

•	the attractiveness of our hotels to consumers relative to competing hotels;

•	fluctuations in our revenue caused by the seasonal nature of the hotel industry;

•	a downturn in the hotel industry;

•	the threat or outbreak of a pandemic disease affecting the travel industry;

•	increasing fuel costs and other travel expenses resulting in reductions of travel; and

•	increased transportation security precautions affecting the travel industry.

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

At December 31, 2011, approximately 75% of our 2011 Hotel EBITDA was derived from two brands (56% from Embassy Suites and 19% from Holiday Inn). If any brands under which we operate hotels suffer a significant decline in appeal to the traveling public, the revenues and profitability of our branded hotels could be adversely affected.

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

We are subject to risks inherent to hotel operations. We have ownership interest in the operating lessees of our hotels; consequently, we are subject to the risk of fluctuating hotel operating expenses at our hotels, including but not limited to:

•	increases in operating expenses due to inflation;

•	wage and benefit costs, including hotels that employ unionized labor;

•	repair and maintenance expenses;

•	gas and electricity costs;

•	insurance costs including health, general liability and workers compensation; and

•	other operating expenses.

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

If we (or our managers) fail to comply with applicable privacy laws and regulations, we could be subject to payment of fines, damages or face restrictions on our use of guest data.

Our managers collect information relating to our guests for various business purposes, including marketing and promotional purposes. Collecting and using of personal data is governed by U.S. and other privacy laws and regulations. Privacy regulations continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our manager's ability to market our products, properties and services to our guests. In addition, non-compliance (or in some circumstances non-compliance by third parties engaged by us (including our managers)), or a breach of security on systems storing privacy data, may result in fines, payment of damages or restrictions on our (or our managers') use or transfer of data.

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

We own, through our subsidiaries, interests in several real estate joint ventures with third parties.  Joint ventures that are not consolidated into our financial statements owned real estate interests in a total of 13 hotels, in which we had a $70 million aggregate investment at December 31, 2011.  The lessee operations of 12 of these 13 hotels are included in our consolidated results of operations due to our majority ownership of those lessees.  Our joint venture partners are affiliates of Hilton with respect to 11 hotels, and private entities or individuals (all of whom are unaffiliated with us) with respect to two hotels.  The ventures and hotels were subject to $150 million of non-recourse mortgage loans at December 31, 2011.

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

Authority to Issue Additional Shares.  Under our charter, our board of directors may issue up to an aggregate of 20 million shares of preferred stock without stockholder action.  The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders.  At December 31, 2011, we had outstanding 12,880,475 shares of our Series A preferred stock and 67,980 shares, represented by 6,798,000 depositary shares, of our Series C preferred stock.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties
We own a diversified portfolio of hotels managed by Hilton, Starwood, Marriott, Fairmont, Morgans and IHG.  Our hotels are high-quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located.  Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers.  They generally feature comfortable, modern guest rooms, meeting and convention facilities and full-service restaurant and catering facilities.  At December 31, 2011, our Consolidated Hotels were located in the United States (74 hotels in 22 states) and Canada (one hotel in Ontario), with concentrations in major markets and resort areas.  The following table illustrates the distribution of our 75 Consolidated Hotels at December 31, 2011.

Brand	Hotels	Rooms	% of Total Rooms	2011 Hotel EBITDA(a) (in thousands)
Embassy Suites Hotels	21	5,742	27	$79,965
Holiday Inn	9	3,119	14	32,530
Doubletree and Hilton	5	1,206	6	15,345
Sheraton and Westin	4	1,605	7	15,196
Renaissance and Marriott	3	1,321	6	11,352
Fairmont	1	383	2	5,698
Morgans/Royalton	2	282	1	—
Total core hotels	45	13,658	63	160,086
Non-strategic hotels	30	7,920	37	65,406
Total	75	21,578	100	$225,492

Market
San Francisco area	4	1,637	8	$16,806
Boston	3	915	4	14,025
Los Angeles area	3	677	3	13,725
South Florida	3	923	4	13,111
Philadelphia	2	729	3	8,804
Atlanta	3	952	4	8,417
Myrtle Beach	2	640	3	7,859
Dallas	2	784	4	7,150
San Diego	1	600	3	6,141
Orlando	2	473	2	5,808
Other markets	20	5,328	25	58,240
Total core hotels	45	13,658	63	160,086
Non-strategic hotels	30	7,920	37	65,406
Total	75	21,578	100	$225,492

Location
Urban	16	4,931	23	$60,988
Airport	10	3,267	15	35,564
Resort	10	2,927	14	35,189
Suburban	9	2,533	11	28,345
Total core hotels	45	13,658	63	160,086
Non-strategic hotels	30	7,920	37	65,406
Total	75	21,578	100	$225,492

(a)
Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report. We consider Hotel EBITDA as a same-store metric and current year acquisitions (Morgans/Royalton) are excluded from this metric.

We are committed to maintaining high standards at our hotels.  Our hotels average 286 rooms, with six hotels having 400 or more rooms.  In 2008, we completed the last phase of a multi-year, portfolio-wide renovation program costing more than $450 million.  The program was designed to upgrade, modernize and renovate all of our hotels to enhance or maintain their competitive position.  For 2011, our pro rata share of capital expenditures spent on consolidated and unconsolidated hotels, including renovations and redevelopment projects, was $91.2 million.  We also spent 5.3% of our consolidated hotel revenue on maintenance and repair expense.

Hotel Brands

Our hotels are operated under some of the most recognized and respected hotel brands, such as Doubletree, Embassy Suites, Fairmont, Hilton, Holiday Inn, Marriott, Renaissance, Sheraton, Westin and premium independent hotels (Morgans, Royalton).

Hotel Operating Statistics

The following tables set forth average historical occupancy (occupied rooms), ADR and RevPAR for the years ended December 31, 2011 and 2010, and the percentage changes therein for the periods presented for 73 same-store Consolidated Hotels (excludes Royalton and Morgans, which were acquired in May 2011).
Operating Statistics by Brand

	Occupancy (%)
	Year Ended December 31,
	2011	2010	%Variance
Embassy Suites Hotels	75.8	75.0	1.1
Holiday Inn	75.0	73.9	1.5
Doubletree and Hilton	67.9	69.8	(2.7)
Sheraton and Westin	65.7	66.4	(1.1)
Renaissance and Marriott	67.3	63.9	5.3
Fairmont	70.2	72.3	(2.9)
Same-store core hotels (43)	72.7	72.1	0.9
Non-strategic hotels (30)	70.9	69.0	2.7
Total same-store hotels (73)	72.0	70.9	1.5

	ADR ($)
	Year Ended December 31,
	2011	2010	%Variance
Embassy Suites Hotels	137.61	134.33	2.4
Holiday Inn	131.27	123.38	6.4
Doubletree and Hilton	130.20	123.31	5.6
Sheraton and Westin	111.81	106.62	4.9
Renaissance and Marriott	177.04	165.95	6.7
Fairmont	248.97	233.32	6.7
Same-store core hotels (43)	139.34	133.29	4.5
Non-strategic hotels (30)	110.23	108.26	1.8
Total same-store hotels (73)	128.68	124.23	3.6

	RevPAR ($)
	Year Ended December 31,
	2011	2010	%Variance
Embassy Suites Hotels	104.35	100.77	3.6
Holiday Inn	98.39	91.15	7.9
Doubletree and Hilton	88.42	86.05	2.8
Sheraton and Westin	73.47	70.82	3.7
Renaissance and Marriott	119.12	106.00	12.4
Fairmont	174.85	168.73	3.6
Same-store core hotels (43)	101.29	96.07	5.4
Non-strategic hotels (30)	78.13	74.71	4.6
Total same-store hotels (73)	92.68	88.12	5.2

Operating Statistics for our Top Markets

	Occupancy (%)
	Year Ended December 31,
	2011	2010	%Variance
San Francisco area	79.9	77.1	3.7
Boston	77.1	77.5	(0.5)
Los Angeles area	77.3	74.1	4.2
South Florida	78.0	77.7	0.4
Philadelphia	69.4	70.9	(2.2)
Atlanta	73.3	75.0	(2.2)
Myrtle Beach	59.7	61.0	(2.0)
Dallas	64.1	61.5	4.1
San Diego	78.5	75.8	3.6
Orlando	83.5	82.9	0.7
Other markets	69.6	69.4	0.4
Same-store core hotels (43)	72.7	72.1	0.9
Non-strategic hotels (30)	70.9	69.0	2.7
Total same-store hotels (73)	72.0	70.9	1.5
	ADR ($)
	Year Ended December 31,
	2011	2010	%Variance
San Francisco area	152.75	136.30	12.1
Boston	187.14	175.59	6.6
Los Angeles area	149.47	144.93	3.1
South Florida	141.29	141.81	(0.4)
Philadelphia	135.80	125.56	8.2
Atlanta	104.83	104.55	0.3
Myrtle Beach	140.62	135.78	3.6
Dallas	108.32	107.11	1.1
San Diego	119.70	120.13	(0.4)
Orlando	127.53	124.23	2.7
Other markets	138.46	133.28	3.9
Same-store core hotels (43)	139.34	133.29	4.5
Non-strategic hotels (30)	110.23	108.26	1.8
Total same-store hotels (73)	128.68	124.23	3.6
	RevPAR ($)
	Year Ended December 31,
	2011	2010	%Variance
San Francisco area	122.05	105.04	16.2
Boston	144.25	136.06	6.0
Los Angeles area	115.49	107.43	7.5
South Florida	110.20	110.21	—
Philadelphia	94.21	89.03	5.8
Atlanta	76.83	78.38	(2.0)
Myrtle Beach	84.01	82.81	1.4
Dallas	69.38	65.92	5.3
San Diego	94.00	91.10	3.2
Orlando	106.46	102.93	3.4
Other markets	96.40	92.46	4.3
Same-store core hotels (43)	101.29	96.07	5.4
Non-strategic hotels (30)	78.13	74.71	4.6
Total same-store hotels (73)	92.68	88.12	5.2

Hotel Portfolio

The following table sets forth certain descriptive information regarding the 76 hotels in which we held ownership interests at December 31, 2011.

Same-store Hotels	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Phoenix– Crescent(b)	Sheraton	AZ	342
Anaheim – North(b)	Embassy Suites Hotel	CA	222
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
Napa Valley	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	248
San Diego – On the Bay	Holiday Inn	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Santa Barbara – Goleta	Holiday Inn	CA	160
Santa Monica Beach – at the Pier	Holiday Inn	CA	132
Wilmington(b)	Doubletree	DE	244	90%
Boca Raton(b)	Embassy Suites Hotel	FL	263
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Ft. Lauderdale – Cypress Creek(b)	Sheraton Suites	FL	253
Jacksonville – Baymeadows(b)	Embassy Suites Hotel	FL	277
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Airport(b)	Holiday Inn	FL	288
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Tampa – Tampa Bay(b)	Doubletree Guest Suites	FL	203
Atlanta – Airport(b)	Embassy Suites Hotel	GA	232
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Galleria(b)	Sheraton Suites	GA	278
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Baton Rouge	Embassy Suites Hotel	LA	223
New Orleans – Convention Center(b)	Embassy Suites Hotel	LA	370
New Orleans – French Quarter	Holiday Inn	LA	374
Boston – at Beacon Hill	Holiday Inn	MA	303
Boston – Copley Plaza	Fairmont	MA	383

Hotel Portfolio Listing (continued)

Same-store Hotels	Brand	State	Rooms	% Owned	(a)
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Bloomington	Embassy Suites Hotel	MN	218
Minneapolis – Airport	Embassy Suites Hotel	MN	310
St. Paul – Downtown(b)	Embassy Suites Hotel	MN	208
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Charlotte – SouthPark	Doubletree Guest Suites	NC	208
Raleigh/Durham(b)	Doubletree Guest Suites	NC	203
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
Toronto – Airport(b)	Holiday Inn	Ontario	446
Philadelphia – Historic District	Holiday Inn	PA	364
Philadelphia – Society Hill	Sheraton	PA	365
Pittsburgh – at University Center (Oakland)	Holiday Inn	PA	251
Charleston – The Mills House Hotel	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Airport – Opryland Area(b)	Embassy Suites Hotel	TN	296
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383
Austin	Doubletree Guest Suites	TX	188	90%
Austin – Central	Embassy Suites Hotel	TX	260	50%
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Holiday Inn	TX	287
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – International Airport(b)	Holiday Inn	TX	397
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%
Burlington Hotel & Conference Center	Sheraton	VT	309

Hotels Acquired in 2011
Morgans	Independent	NY	114
Royalton	Independent	NY	168

Unconsolidated Hotel
New Orleans – French Quarter (Chateau LeMoyne)	Holiday Inn	LA	171	50%

(a)    We own 100% of the real estate interests unless otherwise noted.
(b)    We are currently marketing these hotels for sale.

Management Agreements

At December 31, 2011, of our 75 Consolidated Hotels, (i) Hilton subsidiaries managed 47 hotels, (ii) IHG subsidiaries managed 14 hotels, (iii) Starwood subsidiaries managed seven hotels, (iv) Marriott subsidiaries managed three hotels, (v) a Fairmont subsidiary managed one hotel, (vi) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (vi) an independent management company managed one hotel.

The management agreements relating to 35 Consolidated Hotels contain the right and license to operate the hotels under specified brands.  No separate franchise agreements exist, and no separate franchise fee is required, for these hotels. These hotels are managed by (i) IHG, under the Holiday Inn brand, (ii) Starwood, under the Sheraton and Westin brands, (iii) Hilton, under the Doubletree and Hilton brands, (iv) Marriott, under the Renaissance and Marriott brands, (v) Fairmont, under the Fairmont brand, and (vi) Morgans.

Management Fees.  Minimum base management fees generally range from 1 – 3% of total revenue, with the exception of our IHG-managed hotels, where base management fees are 2% of total revenue plus 5% of room revenue.  Most of our management agreements also allow for incentive management fees that are subordinated to our return on investment. Incentive management fees are generally capped at 2 to 3% of total revenue (except for incentive management fees payable to Marriott, which are not limited).

We paid the following management fees (in thousands) with respect to our Consolidated Hotels during each of the past three years:

	Year Ended December 31,
	2011	2010	2009
Base fees	$26,508	$24,666	$24,188
Incentive fees	1,818	1,136	769
Total management fees	$28,326	$25,802	$24,957

Term and Termination.  The management agreements with IHG terminate in 2018 for one hotel and 2025 for 13 hotels.  The management agreements with Marriott terminate in 2025 for our Renaissance hotels and 2029 for our Marriott hotel, and these agreements may be extended to 2055 and 2039, respectively, at Marriott’s option.  The management agreement with Fairmont terminates in 2030 and may be extended to 2040 and 2050 at Fairmont's option. The management agreements with Morgans terminate in 2026 and may be extended to 2036 at Morgans's option. The management agreements with our other managers generally have initial terms of between 5 and 20 years, and these agreements are generally renewable beyond the initial term only upon the mutual written agreement of the parties.  The management agreements covering our hotels expire after 2013, subject to any renewal rights, as follows:

	Number of Management Agreements Expiring
Manager	2014	2015	Thereafter
Hilton	5	5	37
IHG	—	—	14
Starwood	—	—	7
Marriott	—	—	3
Morgans	—	—	2
Fairmont	—	—	1
Other	—	1	—
Total	5	6	64

Management agreements are generally terminable upon the occurrence of standard events of default or if the hotel subject to the agreement fails to meet certain financial hurdles.  Upon termination for any reason, we are generally required to pay all amounts due and owing under the management agreement through the effective date of termination.  If an agreement is terminated as a result of our default we may also be liable for damages suffered by the manager.  If we sell a hotel managed by IHG, we may be required to pay IHG a monthly replacement management fee equal to the existing fee structure for up to one year and, thereafter, liquidated damages, or alternatively, reinvest the sale proceeds into another hotel to be branded under an IHG brand and managed by IHG.  In addition, if we breach an IHG management agreement, resulting in termination, or otherwise cause or suffer IHG's termination for any reason other than an event of default by IHG, we may be liable for liquidated damages under the terms of that management agreement.

Assignment.  Generally, neither party to a management agreement has the right to sell, assign or transfer the agreement to an unaffiliated third party without the prior written consent of the other party to the agreement, which consent shall not be unreasonably withheld. A change in control of FelCor will generally require each manager’s consent.

Franchise Agreements

Forty of our Consolidated Hotels operate under franchise or license agreements with Embassy Suites that are separate from our management agreements.

Our Embassy Suites franchise agreements grant us the right to the use of the Embassy Suites Hotels name, system and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply.  In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furnishings, furniture and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements.  Typically, our Embassy Suites franchise agreements provide for a license fee, or royalty, of 4% to 5% of room revenues.  In addition, we pay approximately 3.5% to 4% of room revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels.  We incurred marketing and reservation systems fees of $13.0 million, $12.7 million and $11.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.  We incurred license fees with respect to our Consolidated Hotels operated as Embassy Suites of $14.8 million, $14.4 million and $13.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Our typical Embassy Suites franchise agreement provides for a term of 10 to 20 years.  The agreements provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the Embassy Suites name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years.  Franchise agreements covering four of our hotels expire in 2014, four expire in 2015, and the remaining agreements expire thereafter.

Item 3.    Legal Proceedings

At December 31, 2011, no litigation was pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or that otherwise are not considered to be material.  Furthermore, most of these ordinary course of business claims are substantially covered by insurance.  We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.
Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “FCH.” The following table sets forth for the indicated periods the high and low sale prices for our common stock, as traded on that exchange and dividends declared per share.

	High	Low	Dividends Declared Per Share
2011
First quarter	$8.31	$5.76	$—
Second quarter	6.68	5.08	—
Third quarter	6.06	2.01	—
Fourth quarter	3.49	1.91	—

2010
First quarter	$6.42	$3.49	$—
Second quarter	8.99	4.95	—
Third quarter	6.16	3.91	—
Fourth quarter	7.48	4.53	—

Stockholder Information

At February 27, 2012, we had approximately 200 record holders of our common stock and 30 record holders of our Series A preferred stock (which is convertible into common stock).  However, because many of the shares of our common stock and Series A preferred stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock and Series A preferred stock than record holders.  At February 27, 2012, there were 26 holders (other than FelCor) of FelCor LP units.  FelCor LP units are redeemable for cash, or, at our election, for shares of FelCor common stock.

IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO OUR QUALIFICATION AS A REIT, OUR CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF ANY CLASS OR SERIES OF OUR CAPITAL STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING SHARES OF THAT CLASS OR SERIES.

Distribution Information

In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (other than net capital gains).  We had no taxable income and made no common distributions for the years ended December 31, 2011 and 2010.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet REIT distribution requirements.  In that event, we expect to borrow funds or sell assets for cash to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT for federal income tax purposes.

Under terms of our senior notes indenture our ability to pay dividends and make other payments is limited based on our ability to satisfy certain financial requirements (except as necessary to retain REIT status). Under the terms of our outstanding preferred stock, we are not permitted to pay dividends on our common stock unless all accrued, preferred dividends then payable have been paid. At December 31, 2011 and 2010, we had $76.3 million of unpaid preferred dividends (including $8.5 million pertaining to the current quarter). Further discussion of these limitations is contained in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2011, information concerning our equity compensation plan, including the number of shares issuable and available for issuances under our plan, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plan approved by security holders	657,754	$—	3,287,856

Item 6.    Selected Financial Data

The following tables set forth selected financial data for us that have been derived from our audited consolidated financial statements and the notes thereto.  This data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and notes thereto, appearing elsewhere in this report.

SELECTED FINANCIAL DATA
(in millions, except per share/unit data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:(a)
Total revenues	$946	$863	$812	$981	$868
Income (loss) from continuing operations(b)	(134)	(173)	(96)	(44)	50

Diluted earnings per share/unit:
FelCor - Income (loss) from continuing operations	$(1.46)	$(2.61)	$(2.12)	$(1.35)	$0.19
FelCor LP - Income (loss) from continuing operations	(1.46)	(2.61)	(2.12)	(1.34)	0.19

Other Data:
Cash distributions declared per common share/unit(c)	$—	$—	$—	$0.85	$1.20
Adjusted FFO per share/unit(d)	$0.14	$(0.09)	$0.39	$1.99	$2.17
Adjusted EBITDA(d)	203	188	179	276	285
Cash flows provided by operating activities	46	59	73	153	137

Balance Sheet Data (at end of period):
Total assets	$2,403	$2,359	$2,626	$2,512	$2,684
Total debt, net of discount	1,596	1,548	1,773	1,552	1,476
FelCor's redeemable noncontrolling interests in FelCor LP at redemption value	3	2	1	1	21

(a)	All years presented have been adjusted to reflect hotels no longer owned as discontinued operations.

(b)	Included in income (loss) from continuing operations are the following amounts (in millions):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Impairment loss	$(7)	$(106)	$—	$(38)	$—
Impairment loss on unconsolidated hotels	—	—	(2)	(13)	—
Debt extinguishment	(24)	44	(2)	—	—
Gain on sale of condominiums	—	—	—	—	19

(c)
FelCor suspended payment of its common dividend in December 2008 and its preferred dividends in March 2009 in light of the deepening recession and dysfunctional capital markets, and the attendant impact on our industry and us.  In January 2011, FelCor reinstated our current quarterly preferred dividends and paid current quarterly preferred dividends for each quarter in 2011. Funds used by FelCor to pay common or preferred dividends are provided through distributions from FelCor LP. FelCor's Board of Directors will determine the amount of future common and preferred dividends for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.  Unpaid preferred dividends must be paid in full prior to payment of any common dividends.

(d)
A more detailed description and computation of Adjusted FFO per share and Adjusted EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business and leisure travel increased in 2011, while new hotel construction remained at historic low levels. The lodging industry gained momentum to rebound to levels more consistent with long-term trends following the recent recession, with improvement in both occupancy and average daily rate, or ADR.
Our hotels continued to grow occupancy in 2011, but the strong demand enabled most of our growth in revenue per available room, or RevPAR, to come from improvement in average daily rate, or ADR. In 2011, our RevPAR improved 5.2%, compared to the prior year, through a 3.6% increase in ADR and a 1.5% improvement in occupancy. The sustained growth in ADR allowed our hotels to improve their Hotel EBITDA margin by 116 basis points, compared to the prior year.
In 2011, we undertook several critical steps making significant progress toward achieving the objective of our long-term strategic plan:

•
We sold nine hotels since December 2010 (out of 15 hotels initially brought to market in late 2010) for total gross proceeds of $222 million (our pro rata share was $180 million). We used $80 million of those proceeds to repay indebtedness secured by four of those hotels and the remainder to repay other indebtedness.

•	We also completed several other balance sheet initiatives during 2011:

•	Established a $225 million secured line of credit (we had no borrowings under the line at December 31, 2011, and the full $225 million is available for general corporate purposes).

•
Issued $525 million of 6.75% senior secured notes due 2019 and used the net proceeds to repay existing higher-cost debt (including the remaining $46 million of outstanding 9.0% senior notes due 2011), repay the $145 million balance on our line of credit and fund our $140 million purchase of Royalton and Morgans.

•	Sold 27.6 million shares of common stock in an underwritten public offering and used the net proceeds to redeem $144 million (of face value) of our 10% senior secured notes due 2014.

•
Extended a maturing mortgage loan for up to two years. The loan now bears an average interest rate of LIBOR plus 2.2% and is prepayable at any time, in whole or in part, with no penalty. At the same time, we repaid $20 million of the principal balance, reducing the outstanding balance to $158 million.

•	In May 2011, we acquired two midtown Manhattan hotels, Royalton and Morgans.

•	In December 2011, we acquired and commenced redevelopment of the four-plus star Knickerbocker Hotel in Times Square.

In January 2011, FelCor reinstated its current quarterly preferred dividend and paid current quarterly preferred dividends each quarter of 2011. FelCor cannot pay any common dividends unless and until all accrued and current preferred dividends are paid. Funds used by FelCor to pay common or preferred dividends are provided through distributions from FelCor LP. FelCor's Board of Directors will determine whether and when to declare future dividends (including the accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements.

Financial Comparison (loss from continuing operations in millions)

	Year Ended December 31,
	2011	2010	% Change 2011-10	2009	% Change 2010-09
RevPAR	$92.68	$88.12	5.2%	$84.50	4.3%
Hotel EBITDA(a)	225	206	9.2%	197	4.6%
Hotel EBITDA margin(a)	24.4%	23.3%	5.0%	23.3%	—%
Loss from continuing operations(b)	(134)	(173)	22.5%	(96)	(80.2)%

(a)
Hotel EBITDA and Hotel EBITDA margin are non-GAAP financial measures.  A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section “Non-GAAP Financial Measures.”

(b)	The following amounts are included in loss from continuing operations (in millions):

	Year Ended December 31,
	2011	2010	2009
Impairment loss	$(7)	$(106)	$—
Impairment loss on unconsolidated hotels	—	—	(2)
Debt extinguishment	(24)	44	(2)

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

For the year ended December 31, 2011, we recorded a $130.9 million net loss compared to a $225.8 million loss in 2010. Our 2011 loss included $13.2 million of impairment charges ($7.0 million in continuing operations and $6.2 million in discontinued operations) and $24.4 million of losses from extinguishment of debt ($24.2 million in continuing operations and $200,000 in discontinued operations), partially offset by $4.7 million of gains from hotel dispositions (in discontinued operations). Our 2010 loss included $173.7 million of impairment charges ($106.4 million in continuing operations and $67.3 million in discontinued operations) partially offset by $59.5 million of gains from extinguishment of debt ($44.3 million in continuing operations and $15.2 million in discontinued operations), and a $20.5 million gain related to the sale of our equity interest in an unconsolidated joint venture (included in equity in income from unconsolidated entities).

In 2011:

•
Total revenue was $946.0 million, a 9.6% increase compared to 2010. The increase principally reflects a 5.2% increase in same-store RevPAR (5.4% at our core hotels and 4.6% at our non-strategic hotels), which was driven by a 3.6% increase in ADR and a 1.5% increase in occupancy, as well as $45.9 million in incremental revenue from our recently-acquired hotels (the Fairmont Copley Plaza, acquired in August 2010, and Royalton and Morgans, acquired in May 2011).

•
Hotel departmental expenses increased $33.9 million, compared to 2010, reflecting improved occupancy and $23.4 million of incremental hotel departmental expense from our recently acquired hotels. As a percentage of total revenue, hotel departmental expenses increased from 36.1% to 36.5% compared to 2010. This change is primarily due to the mix and nature of the business at the Fairmont Copley Plaza, which has significant food and beverage revenue. Food and beverage expenses are generally much higher as a percent of revenue than room expenses.

•
Other property related costs increased $21.7 million, due to a combination of improved occupancy and $12.5 million of incremental other property-related costs from our recently-acquired hotels.  As a percentage of total revenue, other property related costs remained essentially unchanged, compared to 2010.

•
Management and franchise fees increased $3.0 million, compared to 2010, due to higher revenues (which serve as the basis for determining such fees) and $766,000 in fees with respect of our recently-acquired hotels. As a percent of total revenue, management and franchise fees remained essentially unchanged, compared to 2010.

•
Taxes, insurance and lease expenses increased $2.7 million compared to 2010. As a percentage of total revenue, taxes, insurance and lease expense improved from 10.2% in 2010 to 9.6% in 2011. This trend reflects favorable property tax settlements and improved liability claims experience, and was partially offset by $3.4 million of incremental expenses at our recently-acquired hotels.

•	Corporate expenses decreased $1.7 million and decreased as a percentage of total revenue from 3.6% to 3.1%. This decrease is primarily attributed to the decrease in corporate bonus expense.

•
Depreciation and amortization expense decreased $274,000 compared to the same period in 2010. Our asset values, the basis from which we calculate depreciation, declined between 2010 and 2011 as result of hotel sales and impairment charges. Our same-store depreciation expense declined from 2010 to 2011, but this decline was offset by $3.6 million of depreciation expense related to our recently-acquired hotels. As a percent of total revenue, depreciation and amortization expense decreased to 14.1% in 2011 compared to 15.5% for the same period in 2010.

•
Impairment charges. From 2010-11, we identified 30 hotels (included in our consolidated investment in hotels) as non-strategic. We recorded $7.0 million of incremental impairment charges in 2011 relating to two of these non-strategic hotels that we are currently marketing for sale. The charges were based on revised estimated fair values obtained through the marketing process that were lower than the net book values for these hotels. We recorded $106.4 million of impairment charges from continuing operations in 2010, relating to 11 of the non-strategic hotels (22 of the 30 hotels identified as non-strategic remain in continuing operations).

•	Net interest expense decreased $4.6 million compared to the same period in 2010, primarily reflecting our lower average debt.

•
Extinguishment of debt. During 2011, we redeemed $144 million of our 10% senior notes due in October 2014 and recognized a $27.4 million debt extinguishment charge related to prepayment premium and the write-off of a pro rata portion of the debt discount and deferred loan costs, all of which was partially offset by a $3.7 million extinguishment gain when we refinanced a separate mortgage loan. In June 2010, we repaid $177 million of debt, secured by two hotels, for $130 million, and recorded a related $46.1 million gain on extinguishment of debt.

•
Equity in income of unconsolidated entities was a loss of $2.1 million compared to $16.9 million of income in 2010. In 2010, we had a $20.5 million gain from the sale of our interest in an unconsolidated entity (which owned the Sheraton Premiere hotel in Tysons Corner, Virginia).

•
Discontinued operations consists of eight hotels sold in 2011, one hotel sold in 2010, and two hotels transferred to a lender in satisfaction of debt in 2010. In 2011, we recorded $4.7 million of gains from the sale of hotels and $6.2 million of impairment charges. In 2010, we recorded impairment charges on discontinued hotels of: (i) $46.2 million related to our 2010 decision to sell 29 hotels included in our consolidated investment in hotels (8 of these hotels are in discontinued operations, 5 of which were impaired in 2010) and (ii) $21.1 million related to our 2010 decision to return two hotels to their respective lenders in full satisfaction of the related debt. These charges were partially offset by a $15.2 million gain from debt extinguishment related to the two hotels transferred to lenders in satisfaction of debt.

Comparison of the Years Ended December 31, 2010 and 2009

For the year ended December 31, 2010, we recorded a $225.8 million net loss compared to a $109.1 million loss in 2009. Our 2010 loss included $173.7 million of impairment charges ($106.4 million in continuing operations and $67.3 million in discontinued operations), partially offset by $59.5 million of gains from extinguishment of debt ($44.3 million in continuing operations and $15.2 million in discontinued operations), and a $20.5 million gain related to the sale of our equity interest in an unconsolidated joint venture (included in equity in income from unconsolidated entities). Our 2009 loss included a $3.4 million impairment charge and a $910,000 gain from disposition (both in discontinued operations), as well as a $1.7 million loss from debt extinguishment in continuing operations.

In 2010:

•
Total revenue was $863.0 million, a 6.3% increase compared to 2009. The increase principally reflects a 4.3% increase in same-store RevPAR, which was driven by a 5.9% increase in occupancy partially offset by a 1.5% decrease in ADR. The Fairmont Copley Plaza, which we acquired in August 2010, contributed $16.8 million.

•
Hotel departmental expenses increased $21.2 million (7.3%) compared to 2009, reflecting improved occupancy and $7.8 million of expenses at the Fairmont Copley Plaza. As a percentage of total revenue, hotel departmental expenses increased from 35.8% to 36.1% compared to 2009. This change is primarily due to the mix and nature of the business at the Fairmont Copley Plaza, which has significant food and beverage revenue. Food and beverage expenses are generally much higher as a percent of revenue than room expenses.

•
Other property related costs increased $14.8 million, reflecting improved occupancy and $3.9 million of costs from the Fairmont Copley Plaza.  As a percentage of total revenue, other property related costs remained essentially unchanged, compared to 2009.

•
Management and franchise fees increased $1.5 million, compared to 2009, due to higher revenues (which serve as the basis for determining such fees) and $505,000 in fees with respect of the Fairmont Copley Plaza. As a percent of total revenue, management and franchise fees remained essentially unchanged, compared to 2009.

•
Taxes, insurance and lease expenses increased $3.7 million compared to 2009. The Fairmont Copley Plaza added $1.2 million of taxes, insurance and lease expense in 2010. As a percentage of total revenue, taxes, insurance and lease expense decreased from 10.4% in 2009 to 10.2% in 2010, reflecting improved property insurance costs and changes in franchise tax filing status.

•
Corporate expenses increased $6.5 million and increased as a percentage of total revenue from 3.0% to 3.6%.  This increase primarily reflects a temporary change in our long-term compensation program and increased corporate bonus accruals.  Because of the impact of the recession on the trading price of our common stock, our Board of Directors determined that issuing restricted stock at exceptionally low trading prices would be unduly dilutive to our stockholders.  In lieu of issuing restricted stock, restricted cash with which grantees could (and did) purchase stock, was granted.  Because those grants were subject to payroll tax withholding, amounts withheld were recognized as an expense in the first quarter of 2010, rather than expensed over the normal three-year vesting period.  The increase in bonus expense is attributed to a higher bonus earned, based on the actual performance and the structure of our incentive compensation plan, compared to 2009.

•
Depreciation and amortization expense increased $1.8 million, compared to 2009, primarily attributable to depreciation on $38.9 million and $75.9 million of consolidated hotel capital assets placed in service in 2010 and 2009, respectively.

•
Impairment charge. During 2010, we identified 29 hotels (included in our consolidated investment in hotels) as non-strategic. Related to this decision, we recorded $106.4 million of impairment charges from continuing operations in 2010, relating to 11 of these hotels (21 of the 29 hotels identified as non-strategic in 2010 remain in continuing operations).

•
Net interest expense increased $39.9 million compared to 2009, largely attributable to our Senior Notes, which were issued in October 2009. These notes bear interest at a higher rate than the notes they refinanced.

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

•
Equity in income of unconsolidated entities was $16.9 million compared to a $4.8 million loss in 2009. In 2010, we had a $20.5 million gain from the sale of our interest in an unconsolidated entity (which owned the Sheraton Premiere hotel in Tysons Corner, Virginia).

•
Discontinued operations primarily reflects a $67.3 million impairment charge and $15.2 million gain from debt extinguishment related to five sold hotels and two hotels transferred to lenders in full satisfaction of the related debt in 2010.   Discontinued operations in 2009 primarily consisted of: (i) a $1.8 million adjustment to gains on sale (resulting from a change in the federal tax law that allowed recovery of previously paid alternative minimum taxes on gains from hotel sales in 2006 and 2007); (ii) the following items related to two hotels sold in December 2009: a $3.4 million impairment loss and a $911,000 loss on sale (primarily related to selling costs); and (iii) $10.2 million of 2009 operating losses and interest expense related to hotels placed in discontinued operations in 2011, 2010 and 2009.

Non-GAAP Financial Measures

We refer in this Annual Report to certain “non-GAAP financial measures.”  These measures, including FFO, Adjusted FFO, EBITDA, Adjusted EBITDA, Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with generally accepted accounting principles, or GAAP.  The following tables reconcile these non-GAAP measures to FelCor's most comparable GAAP financial measure.  Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and of the limitations upon such measures.

The following tables detail our computation of FFO and Adjusted FFO (in thousands, except for per share data):

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Year Ended December 31,
	2011			2010			2009
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(130,895)			$(225,837)			$(109,091)
Noncontrolling interests	1,041			2,796			969
Preferred dividends	(38,713)			(38,713)			(38,713)
Numerator for basic and diluted loss attributable to common stockholders	(168,567)	117,068	$(1.44)	(261,754)	80,611	$(3.25)	(146,835)	63,114	$(2.33)
Depreciation and amortization	133,119	—	1.14	133,393	—	1.65	131,555	—	2.08
Depreciation, discontinued operations and unconsolidated entities	18,249	—	0.16	28,833	—	0.35	33,094	—	0.52
Gain on involuntary conversion	(280)	—	—	—	—	—	—	—	—
Impairment loss	7,003	—	0.06	106,421	—	1.32	—	—	—
Impairment loss, discontinued operations and unconsolidated entities	6,247	—	0.05	66,555	—	0.83	5,516	—	0.09
Gain on sale of hotels	(4,714)	—	(0.04)	—	—	—	(910)	—	(0.01)
Gain on sale of unconsolidated entities	—	—	—	(21,103)	—	(0.26)	—	—	—
Noncontrolling interests in FelCor LP	(689)	499	(0.01)	(881)	294	(0.01)	(672)	296	(0.01)
Unvested restricted stock	—	—	—	—	505	—	—	331	—
FFO	(9,632)	117,567	(0.08)	51,464	81,410	0.63	21,748	63,741	0.34
Acquisition costs	1,479	—	0.01	449	—	0.01	—	—	—
Extinguishment of debt	24,381	—	0.21	(59,465)	—	(0.73)	1,721	—	0.02
Conversion costs	—	—	—	—	—	—	447	—	0.01
Severance costs	—	—	—	—	—	—	612	—	0.01
Lease termination costs	—	—	—	—	—	—	469	—	0.01
Unvested restricted stock	—	175	—	—	(505)	—	—	—	—
Adjusted FFO	$16,228	117,742	$0.14	$(7,552)	80,905	$(0.09)	$24,997	63,741	$0.39

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Year Ended December 31,
	2008			2007
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(120,487)			$89,824
Noncontrolling interests	1,242			(785)
Preferred dividends	(38,713)			(38,713)
Net income (loss) attributable to FelCor common stockholders	(157,958)			50,326
Less: Dividends declared on unvested restricted stock	(1,041)			(1,011)
Numerator for basic and diluted loss attributable to common stockholders	(158,999)	61,979	$(2.57)	49,315	61,600	$0.80
Depreciation and amortization	122,007	—	1.97	93,479	—	1.52
Depreciation, discontinued operations and unconsolidated entities	33,824	—	0.55	29,343	—	0.48
Gain on involuntary conversion	(3,095)	—	(0.05)	—	—	—
Impairment loss	38,455	—	0.62	—	—	—
Impairment loss, discontinued operations and unconsolidated entities	82,204	—	1.33	—	—	—
Gain on sale of hotels	(1,193)	—	(0.02)	(27,330)	—	(0.44)
Gain on sale of unconsolidated entities	—	—	—	(10,993)	—	(0.18)
Noncontrolling interests in FelCor LP	(2,433)	1,199	(0.08)	1,094	1,354	(0.04)
Dividends declared on unvested restricted stock	1,041	—	0.02	1,011	—	0.02
Unvested restricted stock	—	98	—	—	297	(0.01)
FFO	111,811	63,276	1.77	135,919	63,251	2.15
Extinguishment of debt	—	—	—	811	—	0.01
Hurricane loss	934	—	0.02	—	—	—
Hurricane loss, discontinued operations and unconsolidated entities	785	—	0.01	—	—	—
Conversion costs	507	—	0.01	491	—	0.01
Severance costs	850	—	0.01	—	—	—
Liquidated damages, discontinued operations	11,060	—	0.17	—	—	—
Abandoned projects	—	—	—	22	—	—
Adjusted FFO	$125,947	63,276	$1.99	$137,243	63,251	$2.17

The following table details our computation of EBITDA and Adjusted EBITDA (in thousands):

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA
(in thousands)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net income (loss)	$(130,895)	$(225,837)	$(109,091)	$(120,487)	$89,824
Depreciation and amortization	133,119	133,393	131,555	122,007	93,479
Depreciation, discontinued operations and unconsolidated entities	18,249	28,833	33,094	33,824	29,343
Interest expense	135,141	139,853	100,260	92,746	89,654
Interest expense, discontinued operations and unconsolidated entities	5,409	9,656	9,801	13,902	15,262
Amortization of stock compensation	7,170	7,445	5,165	4,451	4,255
Noncontrolling interests in other partnerships	352	1,915	297	(1,191)	309
EBITDA	168,545	95,258	171,081	145,252	322,126
Impairment loss	7,003	106,421	—	38,455	—
Impairment loss, discontinued operations and unconsolidated entities	6,247	66,555	5,516	82,204	—
Hurricane loss	—	—	—	934	—
Hurricane loss, discontinued operations and unconsolidated entities	—	—	—	785	—
Extinguishment of debt	24,381	(59,465)	1,721	—	811
Conversion costs	—	—	447	507	491
Acquisition costs	1,479	449	—	—	—
Severance costs	—	—	612	850	—
Liquidated damages, discontinued operations	—	—	—	11,060	—
Lease termination costs	—	—	469	—	—
Abandoned projects	—	—	—	—	22
Gain on sale of hotels	(4,714)	—	(910)	(1,193)	(27,330)
Gain on involuntary conversion	(280)	—	—	(3,095)	—
Gain on sale of unconsolidated entities	—	(21,103)	—	—	(10,993)
Adjusted EBITDA	$202,661	$188,115	$178,936	$275,759	$285,127

The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, same-store operating revenue and expenses, and includes the reconciliation of same-store operating revenue and same-store operating expense to total revenue, total operating expense and operating loss at the dates presented.
Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Same-store operating revenue:
Room	$720,251	$684,852	$656,700
Food and beverage	149,150	143,428	137,579
Other operating departments	53,239	54,664	54,143
Same-store operating revenue	922,640	882,944	848,422
Same-store operating expense:
Room	170,060	163,150	154,060
Food and beverage	141,111	136,340	130,956
Other operating departments	24,876	25,044	24,981
Other property related costs	260,550	251,275	240,189
Management and franchise fees	43,154	40,787	39,756
Taxes, insurance and lease expense	57,397	60,823	61,008
Same-store operating expense	697,148	677,419	650,950
Hotel EBITDA	$225,492	$205,525	$197,472
Hotel EBITDA Margin	24.4%	23.3%	23.3%
Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income (Loss)
(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Same-store operating revenue(a)	$922,640	$882,944	$848,422
Other revenue	2,949	3,174	2,843
Revenue from acquired hotels	20,403	(23,109)	(39,267)
Total revenue	945,992	863,009	811,998
Same-store operating expense(a)	697,148	677,419	650,950
Consolidated hotel lease expense(b)	38,759	36,327	34,187
Unconsolidated taxes, insurance and lease expense	(6,987)	(6,630)	(7,092)
Corporate expenses	29,080	30,747	24,216
Depreciation and amortization	133,119	133,393	131,555
Impairment loss	7,003	106,421	—
Acquired hotel expenses	16,748	(22,790)	(34,903)
Other expenses	4,017	3,280	4,007
Total operating expenses	918,887	958,167	802,920
Operating income (loss)	$27,105	$(95,158)	$9,078

(a)	For same-store metrics, we have included the hotel acquired in August 2010 and excluded the two hotels acquired in May 2011 for all periods presented.

(b)
Consolidated hotel lease expense represents the percentage lease expense of our 51% owned operating lessees. The offsetting percentage lease revenue is included in equity in income from unconsolidated entities.

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
FFO and EBITDA

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income or loss attributable to parent (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation, amortization and impairment losses. FFO for unconsolidated partnerships and joint ventures are calculated on the same basis. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

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

In addition, to derive Adjusted EBITDA we exclude gains or losses on the sale of depreciable assets and impairment losses because we believe that including them in EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. Additionally, the gain or loss on sale of depreciable assets and impairment losses represents either accelerated depreciation or excess depreciation in previous periods, and depreciation is excluded from EBITDA.

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

Liquidity and Capital Resources

Operating Activities

During the year ended December 31, 2011, we generated $45.9 million of cash provided by operating activities (primarily from hotel operations), a $12.9 million decline compared to 2010.  This decline primarily reflects payment of $8.5 million of liquidated damages in 2011 in respect of our 2009 sale of two hotels and the 2011 payment of bonuses earned in 2010.  At December 31, 2011, we had $93.8 million of cash, including approximately $41.5 million held under management agreements to meet working capital needs.

The combination of increased lodging demand and very limited new hotel construction provided momentum to maintain occupancy growth and boost ADR in 2011. While we saw growth in occupancy in 2011, most of our growth came from improved ADR. We expect continued growth in ADR and RevPAR in 2012. We expect our 2012 RevPAR will increase from 4 to 6% compared to 2011, which assumes continued occupancy and ADR growth.  We expect $81 million to $91 million of 2012 cash from operating activities.

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

Investing Activities
During 2011, cash used in investing activities increased $93.0 million compared to 2010, due primarily to our acquisition of Royalton, Morgans and the Knickerbocker, partially offset by proceeds from hotel sales. In 2011, we completed approximately $89.0 million of capital improvements at our Consolidated Hotels (primarily for renovations at eight hotels and redevelopment at two hotels). As part of our long-term capital plan, we anticipate renovating between six and eight core hotels each year. In 2012, we expect to start renovations at three hotels. We expect to spend approximately $85 million for renovation and redevelopment capital in 2012 which payments will be funded from operating cash flow, cash on hand and borrowings under our line of credit. In addition, we expect to spend approximately $60 million at the Knickerbocker, which will be funded primarily by restricted cash.
Financing Activities
For 2011, cash provided by financing activities increased by $61.7 million compared to 2010, due primarily to issuance of our 6.75% senior notes, which was partially offset by retirement of $432.6 million of debt in 2011 and payment of current quarterly preferred dividends.  We expect to pay approximately $25 million in normally occurring principal payments, and $39 million in current quarterly preferred dividends in 2012, which payments will be funded from operating cash flow and cash on hand.
In January 2011, FelCor reinstated its current quarterly preferred dividend and paid current quarterly preferred dividends in each quarter of 2011. FelCor cannot pay any common dividends unless and until all accrued and current preferred dividends are paid. Funds used by FelCor to pay common or preferred dividends are provided through distributions from FelCor LP. FelCor's Board of Directors will determine whether and when to declare future dividends (including the accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements. We had $76.3 million of aggregate accrued dividends payable to holders of our Series A and Series C preferred stock at December 31, 2011 (including $8.5 million pertaining to the current quarter).

Common Stock Offering.  In April 2011, FelCor sold 27.6 million shares of its common stock in an underwritten public offering.  The net proceeds from the offering, after underwriting discounts, were approximately $158 million and were contributed to FelCor LP in exchange for a like number of units. We used these proceeds to repay $144 million (by face value) of our 10% senior secured notes due 2014.

Line of Credit. In March 2011, we established a $225.0 million secured line of credit. At the same time, we repaid a $198.3 million secured loan and a $28.8 million secured loan, with a combination of $52.1 million of cash on hand and funds drawn under the new line of credit (all of which has been subsequently been repaid). The repaid loans would have matured in 2013 and 2012 (including extensions), respectively, and were secured by mortgages on 11 hotels. Those same hotels secure repayment of amounts outstanding under the line of credit. The credit facility bears interest at LIBOR, plus 4.5%, with no LIBOR floor.

Secured Debt.  At December 31, 2011, we had a total of $1.6 billion of consolidated secured debt with 58 encumbered consolidated hotels with a $1.8 billion aggregate net book value.

In May 2011, we repaid $45.3 million in secured loans when we sold the mortgaged hotels.

In June 2011, we repaid (at maturity) a $7.3 million loan that was secured by one hotel.

In June 2011, we obtained a $24.0 million loan to refinance a loan secured by one hotel. The old loan balance was $27.8 million and by the terms of the old loan, upon refinancing, $3.8 million of the old loan was forgiven. We recognized a $3.7 million net gain from extinguishment of debt in connection with the refinancing. In July 2011, we repaid the new loan in full and recognized a $187,000 charge from extinguishment at that time.

In July 2011, we repaid $35.2 million in secured loans when we sold the mortgaged hotels.

In October 2011, we modified the term of a CMBS mortgage loan scheduled to mature in November 2011, extending its maturity for up to two years. The loan now bears an average interest rate at LIBOR plus 2.20% and is prepayable at any time, in whole or in part, with no penalty. In conjunction with the modification, we repaid $20 million of the principal balance, reducing the outstanding balance to $158 million at that time.

Except in the case of our Senior Notes, our mortgage debt is generally recourse solely to the specific hotels securing the debt (except in case of fraud, misapplication of funds and certain other limited recourse carve-out provisions, which could extend recourse to us).  Much of our secured debt allows us to substitute collateral under certain conditions and is prepayable, subject (in some instances) to various prepayment, yield maintenance or defeasance obligations.

Much of our secured debt (other than our senior notes) includes lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves even if revenues are flowing through a lock-box in cases where a specified debt service coverage ratio is not met.  With the exception of loans secured by two hotels, all of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.

Senior Notes.  We previously issued $636 million of our 10% senior secured notes due 2014, of which $459.9 million were outstanding at December 31, 2011. In addition, in May 2011, we issued $525 million of 6.75% senior secured notes due 2019 and used the net proceeds to repay existing higher-cost debt (including the remaining $46 million of our outstanding senior notes due 2011) and fund our purchase of Royalton and Morgans. Our senior notes require that we satisfy total leverage, secured leverage and interest coverage thresholds in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to meet the REIT qualification test; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds, other than for certain “restricted” payments. (Under the terms of our preferred stock, we are also prohibited from paying common dividends or repurchasing shares of common stock until our accrued preferred dividends are paid in full.) These notes are guaranteed by us, and payment of our 10% notes is secured by a pledge of the limited partner interests in FelCor LP owned by FelCor. In addition, our senior notes are secured by first lien mortgages and related security interests and/or negative pledges on up to 17 hotels (11 for our 10% senior notes and six for our 6.75% senior notes), and pledges of equity interests in certain subsidiaries of FelCor LP.
We repaid the remaining outstanding $46.4 million of our senior notes when they matured in June 2011.
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
Interest Rate Caps.  To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $212.0 million and $639.2 million at December 31, 2011 and 2010, respectively.  These interest rate caps were not designated as hedges and had insignificant fair values at both December 31, 2011 and 2010, resulting in no significant net earnings impact.
Consolidated debt consisted of the following (in thousands):

	Encumbered Hotels		Interest Rate (%)			December 31,
					Maturity Date	2011	2010
Line of credit (a)	11		L + 4.50		August 2014(b)	$—	$—
Hotel mortgage debt
Mortgage debt	8		L + 5.10	(c)	April 2015	202,982	212,000
Mortgage debt	9		L + 2.20		May 2013(d)	156,398	250,000
Mortgage debt	7		9.02		April 2014	109,044	113,220
Mortgage debt	5	(e)	6.66		June - August 2014	67,375	69,206
Mortgage debt	1		5.81		July 2016	10,876	11,321
Senior notes
Senior secured notes	6		6.75		June 2019	525,000	—
Senior secured notes(f)	11		10.00		October 2014	459,931	582,821
Other(g)	—		L + 1.50		December 2012	64,860	—
Retired debt	—		—		—	—	309,741
Total	58					$1,596,466	$1,548,309

(a)	We currently have full availability under our $225 million line of credit.

(b)	The line of credit can be extended for one year (to 2015), subject to satisfying certain conditions.

(c)	LIBOR (for this loan) is subject to a 3% floor. We purchased an interest rate cap ($212 million notional amount) that caps LIBOR at 5.0% and expires May 2012.

(d)	This loan can be extended for six months, subject to satisfying certain conditions.

(e)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.

(f)
These notes have $492 million in aggregate principal outstanding ($144 million in aggregate principal amount was redeemed in June 2011) and were initially sold at a discount that provided an effective yield of 12.875% before transaction costs.

(g)
This loan is related to our Knickerbocker development project and is fully secured by restricted cash and a mortgage. Because we were able to assume an existing loan when we purchased this hotel, we were not required to pay any local mortgage recording tax. When that loan is transferred to a new lender and made part of our construction loan, we expect to only pay such tax to the extent of the incremental principal amount of the construction loan.

Contractual Obligations

We have obligations and commitments to make certain future payments under debt agreements and various contracts.  The following schedule details these obligations at December 31, 2011 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt(a)	$2,122,755	$215,110	$1,010,316	$286,688	$610,641
Operating leases	321,152	27,549	11,514	11,566	270,523
Purchase obligations	61,945	61,945	—	—	—
Accrued obligations on sold hotels	5,434	5,434	—	—	—
Total contractual obligations	$2,511,286	$310,038	$1,021,830	$298,254	$881,164

(a)
Our long-term debt consists of both secured and unsecured debt and includes both principal and interest.  Interest expense for variable rate debt was calculated using the interest rate at December 31, 2011.

Off-Balance Sheet Arrangements

At December 31, 2011, we had unconsolidated 50% investments in ventures that own an aggregate of 13 hotels (referred to as hotel joint ventures).  We own more than 50% of the operating lessees operating 12 of these hotels and one hotel is operated without a lease.  We also owned a 50% interest in entities that provide condominium management services and develop condominiums in Myrtle Beach, South Carolina.  None of our directors, officers or employees owns any interest in any of these joint ventures or entities.  The hotel joint ventures had $150.4 million of non-recourse mortgage debt relating to these 13 hotels, of which our pro rata portion was $75.2 million, none of which is reflected as a liability on our consolidated balance sheet.  Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guarantees of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

We have recorded equity in income (loss) from unconsolidated entities of $(2.1) million, $16.9 million(including $21.1 million of gains from sale), and $(4.8) million for 2011, 2010 and 2009, respectively. We received distributions of $3.8 million (of which $2.3 million came from operations), $48.3 million (of which $2.2 million came from operations), and $9.0 million (of which $2.8 million came from operations) for 2011, 2010 and 2009, respectively.  The principal source of income for our hotel joint ventures is percentage lease revenue from their operating lessees.

Capital expenditures at the hotels owned by our hotel joint ventures are generally funded from the income from operations of these ventures.  However, if a venture has insufficient cash flow to meet operating expenses or make necessary capital improvements, the venture may make a capital call upon the venture members or partners to fund such necessary improvements.  In the event of a capital call, the other joint venture member or partner may be unwilling or unable to make the necessary capital contributions.  Under such circumstances, we may elect to make the other party’s contribution as a loan to the venture or as an additional capital contribution by us.  Under certain circumstances, a capital contribution by us may increase our equity investment to greater than 50% and may require that we consolidate the venture, including all of its assets and liabilities, into our consolidated financial statements.

With respect to joint ventures that are partnerships, the hotels owned by them could perform below expectations and result in insolvency of the partnership and acceleration of their debts, unless the members or partners provide additional capital.  In some ventures, the members or partners may be required to make additional capital contributions or have their interest in the venture be reduced or offset for the benefit of any party making the required investment on their behalf.  We may be faced with the choice of losing our investment in a venture or investing additional capital under circumstances that do not assure a return on that investment.

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

•
We record an impairment charge when we believe that an investment in one or more of our hotels held for investment has been impaired, such that future undiscounted cash flows would not recover the book basis, or net book value, of the investment.  We test for impairment when certain events occur, including one or more of the following:  projected cash flows are significantly less than recent historical cash flows; significant changes in legal factors or actions by a regulator that could affect the value of our hotels; events that could cause changes or uncertainty in travel patterns; and a current expectation that, more likely than not, a hotel will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  In the evaluation of impairment of our hotels, and in establishing impairment charges, we make many assumptions and estimates on a hotel by hotel basis, which include the following:

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

•
We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs related to hotels undergoing major renovations and redevelopments.  In 2011, 2010 and 2009, we capitalized $7.4 million, $5.8 million and $5.9 million, respectively, of such costs.  We make estimates with regard to when components of the renovated asset or redevelopment project are taken out of service or placed in service when determining the appropriate amount and time to capitalize these costs. If these estimates are inaccurate, we could capitalize too much or too little with regard to a particular project.

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

•
We make estimates with respect to contingent liabilities for losses covered by insurance.  We record liabilities for self-insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated.  We are self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 50 of our hotels.  We review the adequacy of our reserves for our self-insured claims on a regular basis.  Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred at the end of each accounting period.  These reserves represent estimates at a given date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims.  Estimates are also required since there may be delays in reporting.  Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient.  If our insurance reserves of $2.7 million, at December 31, 2011, for general liability losses are insufficient, we will record an additional expense in future periods.  Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded.  We recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2011.

•
Our Taxable REIT Subsidiaries, or TRSs, have cumulative potential future tax deductions totaling $351.4 million.  The deferred income tax asset associated with these potential future tax deductions was $133.5 million.  We recorded a 100% valuation allowance related to our TRSs net deferred tax asset, because of the uncertainty of realizing the asset’s benefit.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2011, approximately 73% of our consolidated debt had fixed interest rates.  In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.  For debt obligations, the tables present scheduled maturities (before extension options) and weighted average interest rates, by maturity dates.  The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates.

December 31, 2011
	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$4,600	$4,981	$660,338	$564	$8,813	$525,000	$1,204,296	$1,253,180
Average interest rate	7.69%	7.71%	9.52%	5.81%	5.81%	6.75%	8.27%
Floating rate:
Debt	89,370	133,588	1,021	200,260	—	—	424,239	436,816
Average interest rate(a)	2.39%	2.99%	8.10%	8.10%	—	—	5.29%
Total debt	$93,970	$138,569	$661,359	$200,824	$8,813	$525,000	$1,628,535
Average interest rate	2.65%	3.16%	9.52%	8.09%	5.81%	6.75%	7.49%
Net discount							(32,069)
Total debt							$1,596,466

(a)	The average floating rate represents the implied forward rates in the yield curve at December 31, 2011.

December 31, 2010
	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$60,191	$4,561	$32,708	$804,842	$563	$8,813	$911,678	$1,001,102
Average interest rate	8.54%	7.68%	8.61%	9.61%	5.81%	5.81%	9.45%
Floating rate:
Debt	478,966	1,832	1,986	2,153	204,887	—	689,824	676,725
Average interest rate(a)	3.36%	8.10%	8.10%	8.16%	8.16%	—	4.83%
Total debt	$539,157	$6,393	$34,694	$806,995	$205,450	$8,813	$1,601,502
Average interest rate	3.94%	7.80%	8.58%	9.60%	8.16%	5.81%	7.46%
Net discount							(53,193)
Total debt							$1,548,309

(a)	The average floating rate represents the implied forward rates in the yield curve at December 31, 2010.
We had no interest rate swap agreements at December 31, 2011 or 2010.

Item 8.     Financial Statements and Supplementary Data

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
FelCor Lodging Trust Incorporated

March 6, 2012

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of equity, and of cash flows present fairly, in all material respects, the financial position of FelCor Lodging Trust Incorporated and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial

PricewaterhouseCoopers LLP, 2001 Ross Avenue, Suite 1800, Dallas, Texas 75201‑2997
T: (214) 999 1400, F: (214) 754 7991, www.pwc.com/us

statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
March 6, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
FelCor Lodging Trust Incorporated
March 6, 2012
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of partners' capital, and of cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial

PricewaterhouseCoopers LLP, 2001 Ross Avenue, Suite 1800, Dallas, Texas 75201‑2997
T: (214) 999 1400, F: (214) 754 7991, www.pwc.com/us

statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 6, 2012

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(in thousands)

	2011	2010
Assets
Investment in hotels, net of accumulated depreciation of $987,895 and $982,564 at December 31, 2011 and 2010, respectively	$1,953,795	$1,985,779
Hotel development	120,163	—
Investment in unconsolidated entities	70,002	75,920
Cash and cash equivalents	93,758	200,972
Restricted cash	84,240	16,702
Accounts receivable, net of allowance for doubtful accounts of $333 and $696 at December 31, 2011 and 2010, respectively	27,135	27,851
Deferred expenses, net of accumulated amortization of $13,119 and $17,892 at December 31, 2011 and 2010, respectively	29,772	19,940
Other assets	24,363	32,271
Total assets	$2,403,228	$2,359,435
Liabilities and Equity
Debt, net of discount of $32,069 and $53,193 at December 31, 2011 and 2010, respectively	$1,596,466	$1,548,309
Distributions payable	76,293	76,293
Accrued expenses and other liabilities	140,548	144,451
Total liabilities	1,813,307	1,769,053
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 636 and 285 units issued and outstanding at December 31, 2011 and 2010, respectively	3,026	2,004
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at December 31, 2011 and 2010	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at December 31, 2011 and 2010	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized and 124,281 shares issued and outstanding at December 31, 2011, and 101,038 shares issued and outstanding (including shares in treasury) at December 31, 2010	1,243	1,010
Additional paid-in capital	2,353,251	2,190,308
Accumulated other comprehensive income	25,738	26,457
Accumulated deficit	(2,297,468)	(2,054,625)
Less: Common stock in treasury, at cost, of 4,156 shares at December 31, 2010	—	(73,341)
Total FelCor stockholders’ equity	561,538	568,583
Noncontrolling interests in other partnerships	25,357	19,795
Total equity	586,895	588,378
Total liabilities and equity	$2,403,228	$2,359,435
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009
(in thousands, except per share data)

	2011	2010	2009
Revenues:
Hotel operating revenue	$943,043	$859,835	$809,155
Other revenue	2,949	3,174	2,843
Total revenues	945,992	863,009	811,998
Expenses:
Hotel departmental expenses	345,707	311,785	290,558
Other property-related costs	265,794	244,060	229,278
Management and franchise fees	43,155	40,154	38,673
Taxes, insurance and lease expense	91,012	88,327	84,633
Corporate expenses	29,080	30,747	24,216
Depreciation and amortization	133,119	133,393	131,555
Impairment loss	7,003	106,421	—
Other expenses	4,017	3,280	4,007
Total operating expenses	918,887	958,167	802,920
Operating income (loss)	27,105	(95,158)	9,078
Interest expense, net	(134,901)	(139,493)	(99,574)
Debt extinguishment	(24,182)	44,313	(1,721)
Gain on involuntary conversion, net	280	—	—
Gain on sale of assets	—	—	723
Loss before equity in income (loss) from unconsolidated entities	(131,698)	(190,338)	(91,494)
Equity in income (loss) from unconsolidated entities	(2,068)	16,916	(4,814)
Loss from continuing operations	(133,766)	(173,422)	(96,308)
Discontinued operations	2,871	(52,415)	(12,783)
Net loss	(130,895)	(225,837)	(109,091)
Net loss attributable to noncontrolling interests in other partnerships	352	1,915	297
Net loss attributable to redeemable noncontrolling interests in FelCor LP	689	881	672
Net loss attributable to FelCor	(129,854)	(223,041)	(108,122)
Preferred dividends	(38,713)	(38,713)	(38,713)
Net loss attributable to FelCor common stockholders	$(168,567)	$(261,754)	$(146,835)
Basic and diluted per common share data:
Loss from continuing operations	$(1.46)	$(2.61)	$(2.12)
Net loss	$(1.44)	$(3.25)	$(2.33)
Basic and diluted weighted average common shares outstanding	117,068	80,611	63,114

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	2011	2010	2009
Net loss	$(130,895)	$(225,837)	$(109,091)
Foreign currency translation adjustment	(726)	2,937	8,219
Comprehensive loss	(131,621)	(222,900)	(100,872)
Comprehensive loss attributable to noncontrolling interests in other partnerships	352	1,915	297
Comprehensive loss attributable to redeemable noncontrolling interests in FelCor LP	696	873	634
Comprehensive loss attributable to FelCor	$(130,573)	$(220,112)	$(99,941)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2011, 2010 and 2009
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
Preferred dividends:
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
For the Years Ended December 31, 2011, 2010 and 2009
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
Preferred dividends:
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

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY – (continued)
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interests in Other Partnerships	Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit	Treasury Stock			Total Equity
Balance at December 31, 2010	12,948	$478,774	101,038	$1,010	$2,190,308	$26,457	$(2,054,625)	$(73,341)	$19,795		$588,378
Issuance of common stock	—	—	27,600	276	158,200	—	—	—	—		158,476
Retirement of treasury stock	—	—	(4,156)	(41)	—	—	(73,300)	73,341	—		—
Issuance of stock awards	—	—	95	1	554	—	—	—	—		555
Amortization of stock awards	—	—	—	—	3,475	—	—	—	—		3,475
Forfeiture of stock awards	—	—	(312)	(3)	—	—	(958)	—	—		(961)
Conversion of operating partnership units into common shares	—	—	16	—	97	—	—	—	—		97
Allocation to redeemable noncontrolling interests	—	—	—	—	685	—	—	—	—		685
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	6,967		6,967
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,053)		(1,053)
Other	—	—	—	—	(68)	—	(18)	—	—		(86)
Preferred dividends:
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,117)	—	—		(25,117)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—	—		(13,596)
Comprehensive loss:
Foreign exchange translation	—	—	—	—	—	(719)	—	—	—	$(719)
Net loss	—	—	—	—	—	—	(129,854)	—	(352)	(130,206)
Comprehensive loss										$(130,925)	(130,925)
Balance at December 31, 2011	12,948	$478,774	124,281	$1,243	$2,353,251	$25,738	$(2,297,468)	$—	$25,357		$586,895

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	2011	2010		2009
Cash flows from operating activities:
Net loss	$(130,895)	$(225,837)		$(109,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	138,892	147,663		150,088
Gain on sale of hotels, net	(4,714)	—		(1,633)
Gain on involuntary conversion, net	(280)	—		—
Amortization of deferred financing fees and debt discount	17,496	17,849		7,120
Amortization of unearned officers' and directors' compensation	7,170	7,445		5,165
Equity in (income) loss from unconsolidated entities	2,068	(16,916)		4,814
Distributions of income from unconsolidated entities	2,261	2,190		2,789
Debt extinguishment	24,380	(59,464)		1,721
Impairment loss	13,250	173,713		3,448
Changes in assets and liabilities:
Accounts receivable	(344)	(746)		5,369
Restricted cash—operations	—	3,986		345
Other assets	(6,101)	(2,809)		(1,520)
Accrued expenses and other liabilities	(17,318)	11,738		4,292
Net cash flow provided by operating activities	45,865	58,812	—	72,907
Cash flows from investing activities:
Acquisition of hotels	(137,985)	(97,513)		—
Improvements and additions to hotels	(89,042)	(38,936)		(75,949)
Hotel development	(119,611)	—		—
Additions to condominium project	(359)	(274)		(154)
Proceeds from asset dispositions	132,774	—		25,038
Change in restricted cash – investing	(176)	(4,143)		(3,373)
Insurance proceeds	391	492		—
Redemption of investment securities	—	—		1,719
Distributions from unconsolidated entities	1,588	46,084		6,200
Contributions to unconsolidated entities	—	(25,172)		(444)
Net cash flow used in investing activities	(212,420)	(119,462)		(46,963)
Cash flows from financing activities:
Proceeds from borrowings	1,087,285	241,171		988,486
Repayment of borrowings	(1,135,822)	(400,968)		(772,375)
Payment of deferred financing fees	(20,233)	(7,848)		(19,532)
Change in restricted cash – financing	—	1,016		—
Acquisition of noncontrolling interest	—	(1,000)		—
Distributions paid to noncontrolling interests	(1,053)	(2,383)		(1,606)
Contribution from noncontrolling interests	6,967	1,394		534
Distributions paid to preferred stockholders	(38,713)	—		(9,679)
Net proceeds from common stock issuance	158,476	166,327		—
Proceeds from FelCor LP unit issuance	2,500	—		—
Net cash flow provided by (used in) financing activities	59,407	(2,291)		185,828
Effect of exchange rate changes on cash	(66)	382		1,572
Net change in cash and cash equivalents	(107,214)	(62,559)		213,344
Cash and cash equivalents at beginning of periods	200,972	263,531		50,187
Cash and cash equivalents at end of periods	$93,758	$200,972		$263,531

Supplemental cash flow information — interest paid	$119,732	$127,793		$85,587
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(in thousands)

	2011	2010
Assets
Investment in hotels, net of accumulated depreciation of $987,895 and $982,564 at December 31, 2011 and 2010, respectively	$1,953,795	$1,985,779
Hotel development	120,163	—
Investment in unconsolidated entities	70,002	75,920
Cash and cash equivalents	93,758	200,972
Restricted cash	84,240	16,702
Accounts receivable, net of allowance for doubtful accounts of $333 and $696 at December 31, 2011 and 2010, respectively	27,135	27,851
Deferred expenses, net of accumulated amortization of $13,119 and $17,892 at December 31, 2011 and 2010, respectively	29,772	19,940
Other assets	24,363	32,271
Total assets	$2,403,228	$2,359,435
Liabilities and Partners' Capital
Debt, net of discount of $32,069 and $53,193 at December 31, 2011 and 2010, respectively	$1,596,466	$1,548,309
Distributions payable	76,293	76,293
Accrued expenses and other liabilities	140,548	144,451
Total liabilities	1,813,307	1,769,053
Commitments and contingencies
Redeemable units, 636 and 285 units issued and outstanding at December 31, 2011 and December 31, 2010, respectively	3,026	2,004
Capital:
Preferred units, $0.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at December 31, 2011 and 2010	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2011 and 2010	169,412	169,412
Common units, 124,281 and 101,038 units issued at December 31, 2011 and 2010, respectively	56,916	63,235
Accumulated other comprehensive income	25,848	26,574
Total FelCor LP partners' capital	561,538	568,583
Noncontrolling interests	25,357	19,795
Total partners' capital	586,895	588,378
Total liabilities and partners' capital	$2,403,228	$2,359,435

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands, except for per unit data)

	2011	2010	2009
Revenues:
Hotel operating revenue	$943,043	$859,835	$809,155
Other revenue	2,949	3,174	2,843
Total revenues	945,992	863,009	811,998
Expenses:
Hotel departmental expenses	345,707	311,785	290,558
Other property-related costs	265,794	244,060	229,278
Management and franchise fees	43,155	40,154	38,673
Taxes, insurance and lease expense	91,012	88,327	84,633
Corporate expenses	29,080	30,747	24,216
Depreciation and amortization	133,119	133,393	131,555
Impairment loss	7,003	106,421	—
Other expenses	4,017	3,280	4,007
Total operating expenses	918,887	958,167	802,920
Operating income (loss)	27,105	(95,158)	9,078
Interest expense, net	(134,901)	(139,493)	(99,574)
Debt extinguishment	(24,182)	44,313	(1,721)
Gain on involuntary conversion, net	280	—	—
Gain on sale of assets	—	—	723
Loss before equity in income (loss) from unconsolidated entities	(131,698)	(190,338)	(91,494)
Equity in income (loss) from unconsolidated entities	(2,068)	16,916	(4,814)
Loss from continuing operations	(133,766)	(173,422)	(96,308)
Discontinued operations	2,871	(52,415)	(12,783)
Net loss	(130,895)	(225,837)	(109,091)
Net loss attributable to noncontrolling interests	352	1,915	297
Net loss attributable to FelCor LP	(130,543)	(223,922)	(108,794)
Preferred distributions	(38,713)	(38,713)	(38,713)
Net loss attributable to FelCor LP common unitholders	$(169,256)	$(262,635)	$(147,507)
Basic and diluted per common unit data:
Loss from continuing operations	$(1.46)	$(2.61)	$(2.12)
Net loss	$(1.44)	$(3.25)	$(2.33)
Basic and diluted weighted average common units outstanding	117,567	80,905	63,410

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	2011	2010	2009
Net loss	$(130,895)	$(225,837)	$(109,091)
Foreign currency translation adjustment	(726)	2,937	8,219
Comprehensive loss	(131,621)	(222,900)	(100,872)
Comprehensive loss attributable to noncontrolling interests	352	1,915	297
Comprehensive loss attributable to FelCor LP	$(131,269)	$(220,985)	$(100,575)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2008	$478,774	$300,913	$15,418	$23,784		$818,889
FelCor restricted stock compensation	—	5,024	—	—		5,024
Contributions	—	—	—	534		534
Distributions	—	(38,713)	—	(1,606)		(40,319)
Allocation to redeemable units	—	(517)	—	—		(517)
Other	—	(208)	—	168		(40)
Comprehensive income (loss):
Foreign exchange translation			8,219		$8,219
Net loss		(108,794)		(297)	(109,091)
Comprehensive loss					$(100,872)	(100,872)
Balance at December 31, 2009	478,774	157,705	23,637	22,583		682,699
Issuance of common units	—	166,327	—	—		166,327
FelCor restricted stock compensation	—	3,945	—	—		3,945
Contributions	—	—	—	1,394		1,394
Distributions	—	(38,713)	—	(2,383)		(41,096)
Allocation to redeemable units	—	(942)	—	—		(942)
Other	—	(1,165)	—	116		(1,049)
Comprehensive income (loss):
Foreign exchange translation			2,937		$2,937
Net loss		(223,922)		(1,915)	(225,837)
Comprehensive loss					$(222,900)	(222,900)
Balance at December 31, 2010	$478,774	$63,235	$26,574	$19,795		$588,378
Issuance of common units	—	158,476	—	—		158,476
FelCor restricted stock compensation	—	3,069	—	—		3,069
Contributions	—	—	—	6,967		6,967
Distributions	—	(38,713)	—	(1,053)		(39,766)
Allocation to redeemable units	—	1,478	—	—		1,478
Other	—	(86)	—	—		(86)
Comprehensive income (loss):						—
Foreign exchange translation			(726)		$(726)
Net loss		(130,543)		(352)	(130,895)
Comprehensive loss					$(131,621)	(131,621)
Balance at December 31, 2011	$478,774	$56,916	$25,848	$25,357		$586,895
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(130,895)	$(225,837)	(109,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	138,892	147,663	150,088
Gain on sale of hotels, net	(4,714)	—	(1,633)
Gain on involuntary conversion, net	(280)	—	—
Amortization of deferred financing fees and debt discount	17,496	17,849	7,120
Amortization of unearned officers’ and directors’ compensation	7,170	7,445	5,165
Equity in (income) loss from unconsolidated entities	2,068	(16,916)	4,814
Distributions of income from unconsolidated entities	2,261	2,190	2,789
Debt extinguishment	24,380	(59,464)	1,721
Impairment loss	13,250	173,713	3,448
Changes in assets and liabilities:
Accounts receivable	(344)	(746)	5,369
Restricted cash – operations	—	3,986	345
Other assets	(6,101)	(2,809)	(1,520)
Accrued expenses and other liabilities	(17,318)	11,738	4,292
Net cash flow provided by operating activities	45,865	58,812	72,907
Cash flows from investing activities:
Acquisition of hotels	(137,985)	(97,513)	—
Improvements and additions to hotels	(89,042)	(38,936)	(75,949)
Hotel development	(119,611)	—	—
Additions to condominium project	(359)	(274)	(154)
Proceeds from asset dispositions	132,774	—	25,038
Change in restricted cash – investing	(176)	(4,143)	(3,373)
Insurance proceeds	391	492	—
Redemption of investment securities	—	—	1,719
Distributions from unconsolidated entities	1,588	46,084	6,200
Contributions to unconsolidated entities	—	(25,172)	(444)
Net cash flow used in investing activities	(212,420)	(119,462)	(46,963)
Cash flows from financing activities:
Proceeds from borrowings	1,087,285	241,171	988,486
Repayment of borrowings	(1,135,822)	(400,968)	(772,375)
Payment of deferred financing fees	(20,233)	(7,848)	(19,532)
Change in restricted cash – financing	—	1,016	—
Acquisition of noncontrolling interest	—	(1,000)	—
Distributions paid to noncontrolling interests	(1,053)	(2,383)	(1,606)
Contributions from noncontrolling interests	6,967	1,394	534
Distributions paid to preferred unitholders	(38,713)	—	(9,679)
Net proceeds from common unit issuance	158,476	166,327	—
Proceeds from redeemable unit issuance	2,500	—	—
Net cash flow provided by (used in) financing activities	59,407	(2,291)	185,828
Effect of exchange rate changes on cash	(66)	382	1,572
Net change in cash and cash equivalents	(107,214)	(62,559)	213,344
Cash and cash equivalents at beginning of periods	200,972	263,531	50,187
Cash and cash equivalents at end of periods	$93,758	$200,972	$263,531

Supplemental cash flow information – interest paid	$119,732	$127,793	$85,587
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT.  We are the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 76 hotels in continuing operations with approximately 22,000 rooms at December 31, 2011. At December 31, 2011, we had an aggregate of 124,917,010 shares and units outstanding, consisting of 124,280,585 shares of FelCor common stock and 636,425 units of FelCor LP units not owned by FelCor.

Of the 76 hotels in which we had an ownership interest at December 31, 2011, we owned a 100% interest in 58 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and 50% interests in entities owning 13 hotels.  We consolidate our real estate interests in the 63 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 75 of our 76 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. One 50% owned hotel was operated without a lease.  Because we own controlling interests in these lessees, we consolidate our interests in these 75 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses on our statements of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in the remaining 63 hotels (we consolidate our real estate interest in these hotels).

The following table illustrates the distribution of our 75 Consolidated Hotels at December 31, 2011:

Brand	Hotels	Rooms
Embassy Suites Hotels	40	10,474
Holiday Inn	14	4,784
Sheraton and Westin	7	2,478
Doubletree and Hilton	8	1,856
Marriott and Renaissance	3	1,321
Fairmont	1	383
Independent (Morgans/Royalton)	2	282
Total	75	21,578

At December 31, 2011, our Consolidated Hotels were located in the United States (74 hotels in 22 states) and Canada (one hotel in Ontario), with concentrations in California (15 hotels), Florida (11 hotels) and Texas (8 hotels).  In 2011, approximately 49% of our revenue was generated from hotels in these three states.

At December 31, 2011, of our 75 Consolidated Hotels (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 47 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 14 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed seven hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (v) a subsidiary of Fairmont Hotels & Resorts, or Fairmont, managed one hotel, (vi) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (vii) an independent management company managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Their 2011, 2010 and 2009 fiscal years ended on December 30, 2011, December 31, 2010, and January 1, 2010, respectively.

2.	Summary of Significant Accounting Policies

Principles of Consolidation — Our consolidated financial statements include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries.  Intercompany transactions and balances are eliminated in consolidation.  Investments in unconsolidated entities (consisting entirely of 50% owned ventures) are accounted for by the equity method.  None of our less than wholly owned subsidiaries are considered variable interest entities.  We follow the voting interest model and consolidate entities in which we have greater than 50% ownership interest and report entities in which we have 50% or less ownership interest under the equity method.
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
On January 1, 2011, we reclassified certain inventory (such as, china, glass, silver, and linen) aggregating $10.3 million to investment in hotels from other assets. We believe this classification to be preferable to its prior classification because we receive long-term benefits (approximately three years) from these inventories, similar to other long-term physical assets, which are classified as investment in hotels. This change was considered a change in accounting estimate inseparable from a change in accounting policy and resulted in changes to our depreciation expense prospectively. As a result, existing inventories will be amortized over a three-year period. Prospectively, significant additions in conjunction with major renovations, expansions or changes in brands or brand standards for these inventories will be capitalized at acquisition, and depreciated over a three year estimated useful life. Minor replacement or replenishment of inventory will be expensed when purchased.
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

Acquisition of Hotels — Investments in hotels are based on purchase price and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value. Any remaining unallocated purchase price, if any, is treated as goodwill.  Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations prepared by management and/or independent third parties.  Identifiable intangible assets (typically contracts including ground and retail leases and management and franchise agreements) are recorded at fair value, although no value is generally allocated to contracts which are at market terms.  Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract.  Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.  In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources such as those obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations.

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

Hotels Held for Sale — We consider each individual hotel to be an identifiable component of our business.  We do not consider hotels held for sale until it is probable that the sale will be completed within one year.  We had no hotels held for sale at December 31, 2011 or 2010.

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

Foreign Currency Translation — Results of operations for our Canadian hotels are maintained in Canadian dollars and translated using the weighted average exchange rates during the period.  Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date.  Resulting translation adjustments are reflected in accumulated other comprehensive income and were $25.7 million and $26.5 million as of December 31, 2011 and 2010, respectively.

Capitalized Costs — We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments.  We cease capitalizing these costs to projects when construction is substantially complete.  Such costs capitalized in 2011, 2010 and 2009, were $7.4 million, $5.8 million and $5.9 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies — (continued)

Net Income (Loss) per Common Share/Unit — We treat unvested share (unit)-based payment awards containing non-forfeitable rights to dividends (distributions) or dividend equivalents (whether paid or unpaid) as participating securities for computation of earnings per share (unit) (pursuant to the two-class method, in accordance with the Accounting Standards Codification, or ASC, 260-10-45-59A through 45-70).

We compute basic earnings per share (unit) by dividing net income (loss) attributable to common stockholders (or unitholders) less dividends (distributions) declared on FelCor's unvested restricted stock (adjusted for forfeiture assumptions) by the weighted average number of common shares (unit) outstanding. We compute diluted earnings per share (unit) by dividing net income (loss) attributable to common stockholders less dividends (distributions) declared on FelCor's unvested restricted stock (adjusted for forfeiture assumptions) by the weighted average number of common shares (units) and equivalents outstanding. Common stock (unit) equivalents represent shares issuable upon exercise of stock options.

For all years presented, our Series A cumulative preferred stock (units), or Series A preferred stock (units), if converted to common shares (units), would be antidilutive; accordingly, we do not assume conversion of the Series A preferred stock (units) in the computation of diluted earnings per share (unit).

FelCor's Stock Compensation — We apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

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

Distributions and Dividends — In January 2011, FelCor reinstated its current quarterly preferred dividends and paid current quarterly preferred dividends for each quarter in 2011. We cannot pay any common dividends unless and until all accrued and current preferred dividends are paid. Funds used by FelCor to pay common or preferred dividends are provided through distributions from FelCor LP. At December 31, 2011, we had unpaid accrued preferred dividends (or distributions) aggregating $76.3 million (including $8.5 million pertaining to the current quarter). FelCor's Board of Directors will determine the amount of future dividends (including the accrued but unpaid accrued preferred dividends) based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements.

Reacquired Stock — Effective January 1, 2011, we changed the accounting presentation for FelCor's reacquired capital stock to be consistent with Maryland law (Maryland is FelCor's domicile), which does not contemplate treasury stock. FelCor removed previously reacquired capital stock, shown as treasury stock, from its balance sheet and recorded the related amounts as a reduction of common stock (at $0.01 par value per share) and an increase in accumulated deficit. Prior to 2011, FelCor's accounting records included treasury stock. This change in accounting policy was recorded for book purposes as a retirement of treasury stock. Any capital stock reacquired in the future for any purpose will be recorded as a reduction of common stock (at $0.01 par value per share) and an increase in accumulated deficit.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies — (continued)

Noncontrolling Interests — Noncontrolling interests in other partnerships represent the proportionate share of the equity in other partnerships not owned by us.  Noncontrolling interests in FelCor LP represents FelCor LP units not owned by FelCor.  We allocate income and loss to noncontrolling interests in FelCor LP and other partnerships based on the weighted average percentage ownership throughout the year. FelCor characterizes minority interest in FelCor LP as noncontrolling interests, but because of the redemption feature of these units, FelCor includes in the mezzanine section (between liabilities and equity) on its consolidated balance sheets.  These units are redeemable at the option of the holders for a like number of shares of FelCor's common stock or, at our option, the cash equivalent thereof. We adjust redeemable noncontrolling interests in FelCor LP (or redeemable units) each period to reflect the greater of its carrying value based on the accumulation of historical cost or its redemption value.

Income Taxes — FelCor has elected to be treated as a REIT under Sections 856 to 860 of the Internal Revenue Code and, as such, is not subject to federal income tax, provided that it distributes all of its taxable income annually to its stockholders and complies with certain other requirements. FelCor LP is treated as a partnership for federal income tax purposes and, as such, is not subject to federal income taxes. However, both FelCor and FelCor LP may be subject to state, local and foreign income and franchise taxes in certain jurisdictions. We generally lease our hotels to wholly-owned taxable REIT subsidiaries, or TRSs, that are subject to federal, state and foreign income taxes.  Through these lessees we record room revenue, food and beverage revenue and other revenue related to the operations of our hotels.  We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is recorded for net deferred tax assets that are not expected to be realized.

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

3.	Investment in Hotels
Investment in hotels consisted of the following (in thousands):

	December 31,
	2011	2010
Building and improvements	$2,104,522	$2,179,926
Furniture, fixtures and equipment	516,690	525,448
Land	273,000	249,647
Construction in progress	47,478	13,322
	2,941,690	2,968,343
Accumulated depreciation	(987,895)	(982,564)
	$1,953,795	$1,985,779
In 2011, we wrote off fully depreciated furniture, fixtures and equipment aggregating approximately $29.4 million.
We invested $89.0 million and $38.9 million in additions and improvements to our consolidated hotels during the years ended December 31, 2011 and 2010, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Acquisitions

Royalton/Morgans

In May 2011, we acquired two midtown Manhattan hotels, Royalton and Morgans, with a total of 282 guest rooms. The fair values of the assets acquired and liabilities assumed at the date of acquisition were consistent with the purchase price and were allocated based on third-party appraisals. We expensed acquisition costs (such as, broker, legal and accounting fees) of $1.3 million that are not included in the fair value estimates of the net assets acquired. The following table summarizes the fair values of assets acquired and liabilities assumed in our acquisition (in thousands):

Assets
Investment in hotels(a)	$136,035
Restricted cash	2,500
Accounts receivable	635
Other assets	322
Total assets acquired	139,492

Liabilities
Accrued expenses and other liabilities	1,507
Net assets acquired	$137,985

(a)    Investment in hotels was allocated to land ($48.7 million), building and improvements ($78.3 million) and furniture, fixtures and equipment ($9.0 million).

The following consolidated unaudited pro forma results of operations for the years ended December 31, 2011, and 2010 assume these hotels were acquired on January 1, 2010. The pro forma information includes revenues, operating expenses, depreciation and amortization. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results of operations if the acquisition had been completed on the assumed date. The consolidated unaudited pro forma results of operations are as follows (in thousands, except per share/unit data):

	Year Ended December 31,
	(unaudited)
	2011	2010
Total revenues	$957,338	$895,149
Net loss	$(132,087)	$(225,876)
Earnings per share/unit - basic and diluted	$(1.45)	$(3.25)

For the year ended December 31, 2011, our consolidated statements of operations included $ 20.4 million of revenues and $1.9 million of net income related to the operations of these hotels.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Acquisitions — (continued)

Fairmont Copley Plaza

In August 2010, we acquired the 383-room Fairmont Copley Plaza in Boston, Massachusetts. The fair values of the assets acquired and liabilities assumed at the date of acquisition were consistent with the purchase price and were allocated based on appraisals and valuation studies performed by management. We expensed acquisition costs of $400,000 that are not included in the fair value estimates of the net assets acquired. The following table summarizes the fair values of assets acquired and liabilities assumed in our acquisition (in thousands):

Assets
Investment in hotels(a)	$98,500
Accounts receivable	1,349
Other assets	898
Total assets acquired	100,747

Liabilities
Accrued expenses and other liabilities	3,234
Net assets acquired	$97,513

(a)    Investment in hotels was allocated to land ($27.6 million), building and improvements ($62.5 million) and furniture, fixtures and equipment ($8.4 million).

The following consolidated unaudited pro forma results of operations for the years ended December 31, 2010 and 2009 assume this acquisition had occurred on January 1, 2009. The pro forma information includes revenues, operating expenses, depreciation and amortization. The unaudited pro forma results of operations are not necessarily indicative of the results of operations if the acquisition had been completed on the assumed date. The consolidated unaudited pro forma results of operations are as follows (in thousands, except per share/unit data):

	Year Ended December 31, (unaudited)
	2010	2009
Total revenues	$886,118	$851,264
Net loss	$(227,360)	$(107,490)
Earnings per share/unit - basic and diluted	$(3.27)	$(2.30)

For the year ended December 31, 2010, our consolidated statements of operations include $16.8 million of revenues and $2.5 million of net income related to the operations of this hotel.

5.    Hotel Development

In December 2011, we acquired a 95% interest in a consolidated joint venture, which acquired the Knickerbocker Hotel in midtown Manhattan, New York, for $115 million. This is a non-operating property that we plan to develop into a hotel with 330 rooms that will open late 2013. In addition to the purchase price, the December 31, 2011 book value includes all capitalized acquisition and development costs incurred through the end of 2011.

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

We test for impairment whenever changes in circumstances indicate a hotel's carrying value may not be recoverable.  We conduct the test using undiscounted cash flows for the shorter of the hotel's estimated hold period or its remaining useful life.  When testing for recoverability of hotels held for investment, we use projected cash flows over its expected hold period.  Those hotels held for investment that fail the impairment test are written down to their then current estimated fair value, before any selling expense, and we continue to depreciate the hotel over its remaining useful live.

As part of our long-term strategic plan to enhance stockholder value and achieve or exceed targeted returns on invested capital, we sell and acquire hotels to improve our overall portfolio quality, enhance diversification and improve growth rates. In that regard, we regularly review each hotel in our portfolio in terms of projected performances, future capital expenditure requirements and market dynamics and concentration risk.  Based on this analysis, we developed a plan to sell our interests in 38 hotels (30 of which we consolidate the real estate interest and eight of which are owned by unconsolidated joint ventures) that no longer meet our investment criteria. As a consequence, we shortened our estimated hold periods for these hotels, and we tested the consolidated hotels for impairment when they were approved to be marketed for sale. We designated 35 of these 38 hotels as non-strategic in 2010, and early 2011. As result, we recorded 2010 impairment charges of $152.6 million related to 16 of our consolidated non-strategic hotels ($106.4 million related to 11 hotels in continuing operations and $46.2 million related to five hotels included in discontinued operations). In 2011, we designated three additional hotels as non-strategic, which did not result in any impairment charges. When the eight hotels owned by joint ventures are designated by those ventures as non-strategic, the joint ventures will test for impairment based on the reduced estimated hold periods.

For our 2010 impairment charges, we estimated each hotel's fair value by using estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information. We discounted the cash flows used for determining the fair values using market-based discounts generally used for operationally and geographically similar assets. The inputs used to determine the fair values of these hotels are classified as Level 3 under the authoritative guidance for fair value measurements.

In 2011, we recorded impairment charges of $13.2 million related to consolidated non-strategic hotels ($7.0 million related to two hotels included in continuing operations and $6.2 million related to three hotels included in discontinued operations). The impairment charge related to these hotels was based on revised estimated fair market values obtained through the marketing process or purchaser's contract price less estimated selling costs (for hotels held for sale), which were lower than our net book values. The inputs used to determine the fair values of these hotels are classified as Level 2 under authoritative guidance for fair value measurements.

In 2011, we sold eight consolidated non-strategic hotels.

Two of our loans (totaling $32 million) matured in May 2010. The cash flows for the hotels that secured these loans did not cover debt service, and we stopped funding the shortfalls in December 2009. We were unable to negotiate an acceptable debt modification or reduction that favored our stockholders, and we recorded a $21.1 million impairment charge (recorded in discontinued operations). We transferred these hotels to the lenders in full satisfaction of the related debt, and recorded a $15.2 million gain on extinguishment of debt in 2010.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Impairment Charges— (continued)

In 2009, we recorded a $3.4 million impairment charge (included in discontinued operations) on two sale candidates because they failed updated impairment tests.  The valuations used in the 2009 impairment charges were based on third-party offers to purchase (a Level 2 input) at a price less than our previously estimated fair value.  These two hotels were sold in December 2009 for gross proceeds of $26 million.

We may record additional impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period for additional hotels.

7.    Discontinued Operations

Discontinued operations include results of operations for eight hotels sold in 2011, three hotels disposed in 2010 and two hotels sold in 2009.

Results of operations for the hotels included in discontinued operations are as follows:

	Year Ended December 31,
	2011	2010	2009
Hotel operating revenue	$42,148	$98,008	$116,888
Operating expenses(a)	(42,975)	(160,978)	(124,517)
Operating loss from discontinued operations	(827)	(62,970)	(7,629)
Interest expense, net	(817)	(4,596)	(6,064)
Debt extinguishment	(199)	15,151	—
Gain on sale, net of tax	4,714	—	910
Income (loss) from discontinued operations	$2,871	$(52,415)	$(12,783)

(a)	Includes impairment charges of $6.2 million, $67.3 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

We owned 50% interests in joint ventures that owned 13 hotels at December 31, 2011 and December 31, 2010.  We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, and provide condominium management services.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined financial information for our unconsolidated entities (in thousands):

	December 31,
	2011	2010
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$173,310	$192,584
Total assets	$199,063	$209,742
Debt	$150,388	$154,590
Total liabilities	$156,607	$159,170
Equity	$42,456	$50,572
Our unconsolidated entities’ debt at December 31, 2011, consisted entirely of non-recourse mortgage debt.
In April 2010, we contributed $23 million to an unconsolidated joint venture that owned the Sheraton Premier at Tysons Corner.  That contribution, along with a $23 million contribution from our joint venture partner, was used to repay the joint venture's maturing $46 million mortgage. In December 2010, we sold our interest in this joint venture and recorded a $20.5 million gain.
The following table sets forth summarized combined statement of operations information for our unconsolidated entities and a reconciliation of the net loss attributable to FelCor and our equity in income (loss) from unconsolidated entities (in thousands):

	Year Ended December 31,
	2011	2010		2009
Total revenues	$62,782	$64,500		$66,261
Net loss	$(416)	$(5,302)		$(4,988)	(a)

Net loss attributable to FelCor	$(208)	$(2,327)		$(2,494)
Impairment loss	—	—		(476)	(b)
Gain on joint venture dispositions	—	21,103	(c)	—
Depreciation of cost in excess of book value	(1,860)	(1,860)		(1,844)
Equity in income (loss) from unconsolidated entities	$(2,068)	$16,916		$(4,814)

(a)	Net loss included impairment charges of $3.2 million for 2009. These impairments were based on sales contracts (a Level 2 input) for a hotel owned by one of our joint ventures.

(b)
As a result of an impairment charge recorded by one of our joint ventures, the net book value of the joint venture’s assets no longer supported the recovery of our investment.  Therefore, we recorded an additional impairment charge to reduce our investment in this joint venture to zero.

(c)	Includes a $20.5 million gain from the sale of our interest in an unconsolidated joint venture and $559,000 in net proceeds in the final liquidation of a joint venture.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Investment in Unconsolidated Entities — (continued)

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	December 31,
	2011	2010
Hotel-related investments	$12,400	$15,736
Cost in excess of joint venture book value	48,774	50,634
Land and condominium investments	8,828	9,550
	$70,002	$75,920

The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Year Ended December 31,
	2011	2010	2009
Hotel investments	$(1,348)	$17,509	$(4,291)
Other investments	(720)	(593)	(523)
Equity in income (loss) from unconsolidated entities	$(2,068)	$16,916	$(4,814)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt

Consolidated debt consisted of the following (in thousands):

	Encumbered Hotels		Interest Rate (%)			December 31,
					Maturity Date	2011	2010
Line of credit (a)	11		L + 4.50		August 2014(b)	$—	$—
Hotel mortgage debt
Mortgage debt	8		L + 5.10	(c)	April 2015	202,982	212,000
Mortgage debt	9		L + 2.20		May 2013(d)	156,398	250,000
Mortgage debt	7		9.02		April 2014	109,044	113,220
Mortgage debt	5	(e)	6.66		June - August 2014	67,375	69,206
Mortgage debt	1		5.81		July 2016	10,876	11,321
Senior notes
Senior secured notes	6		6.75		June 2019	525,000	—
Senior secured notes(f)	11		10.00		October 2014	459,931	582,821
Other(g)	—		L + 1.50		December 2012	64,860	—
Retired debt	—		—		—	—	309,741
Total	58					$1,596,466	$1,548,309

(a)	We currently have full availability under our $225 million line of credit.

(b)	The line of credit can be extended for one year (to 2015), subject to satisfying certain conditions.

(c)	LIBOR (for this loan) is subject to a 3% floor. We purchased an interest rate cap ($212 million notional amount) that caps LIBOR at 5.0% and expires May 2012.

(d)	This loan can be extended for six months, subject to satisfying certain conditions.

(e)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.

(f)
These notes have $492 million in aggregate principal outstanding ($144 million in aggregate principal amount was redeemed in June 2011) and were initially sold at a discount that provided an effective yield of 12.875% before transaction costs.

(g)
This loan is related to our Knickerbocker development project and is fully secured by restricted cash and a mortgage. Because we were able to assume an existing loan when we purchased this hotel, we were not required to pay any local mortgage recording tax. When that loan is transferred to a new lender and made part of our construction loan, we expect to only pay such tax to the extent of the incremental principal amount of the construction loan.

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

In May 2011, we issued $525.0 million in aggregate principal amount of 6.75% senior secured notes due 2019 and used the proceeds to repay existing higher-cost debt (including the remaining $46 million of our outstanding senior notes due 2011) and fund our purchase of Royalton and Morgans for $140.0 million.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt — (continued)

In May 2011, we repaid $45.3 million in secured loans when we sold the mortgaged hotels.

In June 2011, we repaid (at maturity) a $7.3 million loan that was secured by one hotel.

In June 2011, we obtained a $24.0 million loan to refinance a loan secured by one hotel. The old loan balance was $27.8 million and by the terms of the old loan, upon refinancing, $3.8 million of the old loan was forgiven. We recognized a $3.7 million net gain from extinguishment of debt in connection with the refinancing. In July 2011, we repaid the new loan in full and recognized a $187,000 charge from extinguishment at that time.

In June 2011, we repaid the remaining outstanding $46.4 million of our senior notes when they matured.

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

In July 2011, we repaid $35.2 million in secured loans when we sold the mortgaged hotels.

In October 2011, we modified the term of a CMBS mortgage loan scheduled to mature in November 2011, extending its maturity for up to two years. The loan now bears an average interest rate at LIBOR plus 2.20% and is prepayable at any time, in whole or in part, with no penalty. In conjunction with the modification, we repaid $20 million of the principal balance, reducing the outstanding balance to $158 million at that time.

In 2010, we retired $40.3 million of our senior notes due 2011 for $1.6 million in excess of par.

Two loans (totaling $32 million) matured in May 2010. The cash flows for the hotels that secured those loans did not cover debt service, and we stopped funding the shortfalls in December 2009. In 2010 we were unable to negotiate an acceptable debt modification or reduction that favored our stockholders, and we recorded a $21.1 million impairment charge in discontinued operations. We transferred these hotels to the lenders in full satisfaction of the related debt, and recorded a $15.2 million gain on extinguishment of debt in 2010.

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

In November 2010, we incurred $29 million of new debt secured by two hotels. This loan was repaid in 2011.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt — (continued)

Our senior notes require that we satisfy total leverage, secured leverage and interest coverage thresholds in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to meet the REIT qualification test; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds, other than for certain “restricted” payments. (Under the terms of our preferred stock, we are also prohibited from paying common dividends or repurchasing shares of common stock until our accrued preferred dividends are paid in full.) These notes are guaranteed by us, and payment of our 10% notes are secured by a pledge of the limited partner interests in FelCor LP owned by FelCor. In addition, our senior notes are secured by a combination of first lien mortgages and related security interests and/or negative pledges on up to 17 hotels, and pledges of equity interests in certain subsidiaries of FelCor LP.

At December 31, 2011, we had consolidated secured debt totaling $1.6 billion, encumbering 58 of our consolidated hotels with a $1.8 billion aggregate net book value.  Except in the case of our Senior Notes, our mortgage debt is generally recourse solely to the specific assets securing the debt.  However, a violation of any of the recourse carve-out provisions, including fraud, misapplication of funds and other customary recourse carve-out provisions, could cause this debt to become fully recourse to us.  Much of our hotel mortgage debt allows us to substitute collateral under certain conditions and is prepayable subject (in come instances) to various prepayment, yield maintenance or defeasance obligations.

Much of our secured debt (other than our senior notes) includes lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves even if revenues are flowing through a lock-box in cases where a specified debt service coverage ratio is not met.  With the exception of loans secured by two hotels, all of our consolidated hotels subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.

To fulfill requirements under certain loans, we owned interest rate caps with aggregate notional amounts of $212.0 million and $639.2 million as of December 31, 2011 and 2010, respectively.  These interest rate caps were not designated as hedges and had insignificant fair values at both December 31, 2011 and 2010, resulting in no significant net earnings impact.

We reported interest income of $240,000, $360,000 and $687,000 for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in net interest expense.  We capitalized interest of $2.2 million, $638,000 and $767,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

The early retirement of certain indebtedness in 2009 resulted in net charges related to debt extinguishment of $1.7 million.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt — (continued)

Future scheduled principal payments on debt obligations at December 31, 2011, are as follows (in thousands):

Year
2012	$93,970
2013	138,569
2014	661,359
2015	200,824
2016	8,813
Thereafter	525,000
1,628,535
Discount accretion over term	(32,069)
$1,596,466

10.	Fair Value of Financial Instruments

Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; and (ii) our publicly traded debt is based on observable market data, and our debt that is not traded publicly is based on estimated effective borrowing rates for debt with similar terms, loan to estimated fair value and remaining maturities. The estimated fair value of our debt was $1.7 billion at December 31, 2011 and 2010 (with a carrying value of $1.6 billion and $1.5 billion at December 31, 2011 and 2010, respectively).

Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2011.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

11.	Income Taxes

FelCor LP is a partnership for federal income tax purposes, and is not subject to federal income tax. However, under its partnership agreement, it is required to reimburse FelCor for any tax payments they are required to make. Accordingly, the tax information herein represents disclosures regarding FelCor and its taxable subsidiaries.

FelCor elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.  FelCor's taxable REIT subsidiaries, or TRSs, formed to lease its hotels are subject to federal, state and local income taxes.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders.  If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.Income Taxes — (continued)

a REIT for four subsequent years.  In connection with FelCor's election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock. FelCor LP expects to make distributions on its units sufficient to enable FelCor to meet its distribution obligations as a REIT.

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The following table reconciles our TRS’s GAAP net income (loss) to taxable income (loss) (in thousands):

	Year Ended December 31,
	2011	2010	2009
GAAP consolidated net loss attributable to FelCor LP	$(130,543)	$(223,922)	$(108,794)
Loss allocated to FelCor LP unitholders	689	881	672
GAAP consolidated net loss attributable to FelCor	(129,854)	(223,041)	(108,122)
GAAP net loss from REIT operations	127,709	172,495	66,977
GAAP net loss of taxable subsidiaries	(2,145)	(50,546)	(41,145)
Impairment loss not deductible for tax	946	8,852	—
Tax gain (loss) in excess of book gains on sale of hotels	(7,841)	—	(1,821)
Depreciation and amortization(a)	1,389	(106)	(269)
Employee benefits not deductible for tax	(1,578)	3,534	(4,205)
Management fee recognition	(1,717)	916	4,828
Tax adjustment to lease expense(b)	—	40,572	11,769
Other book/tax differences	(552)	5,251	7,799
Tax income (loss) of taxable subsidiaries before utilization of net operating losses	(11,498)	8,473	(23,044)
Utilization of net operating loss	—	(8,473)	—
Net tax income (loss) of taxable subsidiaries	$(11,498)	$—	$(23,044)

(a)	The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.

(b)	In 2009 and 2010, we recorded a reduction in intercompany rent between our REIT entities and TRS entities for tax purposes.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income Taxes — (continued)

Our TRS had a deferred tax asset, on which we had a 100% valuation allowance, primarily comprised of the following (in thousands):

	December 31,
	2011	2010
Accumulated net operating losses of our TRS	$129,455	$125,085
Tax property basis in excess of book	929	2,822
Accrued employee benefits not deductible for tax	760	984
Management fee recognition	1,415	2,093
Other	970	997
Gross deferred tax asset	133,529	131,981
Valuation allowance	(133,529)	(131,981)
Deferred tax asset after valuation allowance	$—	$—

We have provided a valuation allowance against our deferred tax asset at December 31, 2011 and 2010, that results in no net deferred tax asset at December 31, 2011 and 2010 due to the uncertainty of realization (because of historical operating losses).  Accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations.  At December 31, 2011, our TRS had net operating loss carryforwards for federal income tax purposes of $340.7 million, which are available to offset future taxable income, if any, and do not begin to expire until 2022.

The following table reconciles REIT GAAP net income (loss) to taxable income (in thousands):

	Year Ended December 31,
	2011	2010	2009
GAAP net loss from REIT operations	$(127,709)	$(172,495)	$(66,977)
Book/tax differences, net:
Depreciation and amortization(a)	6,183	(17,645)	(11,608)
Noncontrolling interests	4,149	(882)	(222)
Equity in loss from unconsolidated entities	—	(35,386)	2,068
Tax gain (loss) on dispositions in excess of book	(30,502)	34,729	(26,922)
Impairment loss not deductible for tax	12,303	156,773	3,448
Liquidated damages	—	—	(1,000)
Tax adjustment to lease revenue(b)	—	(35,634)	(11,769)
Other	(1,974)	(6,452)	6,431
Taxable income (loss) subject to distribution requirement(c)	$(137,550)	$(76,992)	$(106,551)

(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.

(b)	For tax purposes, we recorded a reduction in intercompany rent between our REIT entities and TRS entities.

(c)	The dividend distribution requirement is 90% of taxable income.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.Income Taxes — (continued)

At December 31, 2011, FelCor had net operating loss carryforwards for federal income tax purposes of
$336.7 million, which it expects to use to offset future distribution requirements.

For income tax purposes, dividends paid consist of ordinary income, capital gains, return of capital or a combination thereof.  Dividends paid per share were characterized as follows (there were no distributions in 2010):

	2011			2010		2009
	Amount	%		Amount	%	Amount		%
Preferred Stock – Series A
Dividend income	$—	—		$—	—	$—		—
Return of capital	1.9500	100.00	(b)	—	—	0.4875	(a)	100.00
	$1.9500	100.00		$—	—	$0.4875		100.00
Preferred Stock – Series C
Dividend income	$—	—		$—	—	$—		—
Return of capital	2.00	100.00	(b)	—	—	0.50	(a)	100.00
	$2.00	100.00		$—	—	$0.50		100.00

(a)	Fourth quarter 2008 preferred distributions were paid January 31, 2009, and were treated as 2009 distributions for tax purposes.

(b)	Fourth quarter 2010 preferred distributions were paid January 31, 2011, and were treated as 2011 distributions for tax purposes.

12.	FelCor Capital Stock/FelCor LP Partners' Capital

FelCor, as FelCor LP's general partner, is obligated to contribute the net proceeds from any issuance of its equity securities to FelCor LP in exchange for units, corresponding in number and terms to the equity securities issued.

Preferred Stock/Units

FelCor's Board of Directors is authorized to provide for the issuance of up to 20 million shares of preferred stock in one or more series, to establish the number of shares in each series, to fix the designation, powers, preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

Our Series A preferred stock (or units) bears an annual cumulative dividend (or distribution) payable in arrears equal to the greater of $1.95 per share (or unit) or the cash distributions declared or paid for the corresponding period on the number of shares of common stock (or units) into which the Series A preferred stock (or units) is then convertible.  Each share (or unit) of the Series A preferred stock (or units) is convertible at the holder’s option to 0.7752 shares of common stock (or units), subject to certain adjustments.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor Capital Stock/FelCor LP Partners' Capital — (continued)

Our 8% Series C Cumulative Redeemable preferred stock (or units), or Series C preferred stock (or units), bears an annual cumulative dividend (or distribution) of 8% of the liquidation preference (equivalent to $2.00 per depositary share (or unit)).  We may call the Series C preferred stock (or units) and the corresponding depositary shares (or units) at $25 per depositary share (or unit).  These shares (or units) have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any of our other securities.  The Series C preferred stock (or units) has a liquidation preference of $2,500 per share (or unit) (equivalent to $25 per depositary share, or unit).

Dividends/Distributions

In January 2011, FelCor reinstated its current quarterly preferred dividend and paid current quarterly preferred dividends in January, May, August and October 2011. Funds used by FelCor to pay common or preferred dividends are provided through distributions from FelCor LP. We are restricted from paying any common dividends unless and until all accrued and current preferred dividends are paid. FelCor's Board of Directors will determine whether and when to declare future dividends (including the accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements.  We had $76.3 million of aggregate accrued dividends payable to holders of our Series A and Series C preferred stock at December 31, 2011 and 2010.

FelCor Common Stock Offerings

In April 2011, FelCor sold 27.6 million shares of its common stock at $6.00 per share in a public offering. The net proceeds from the offering were $158 million and were contributed to FelCor LP in exchange for a like number of common units. Net proceeds from this offering (after underwriting discounts and commissions) were used to redeem $144 million of our 10% senior notes.

In June 2010, FelCor completed a public offering of 3l.6 million shares of its common stock at $5.50 per share. The net proceeds from the offering were $166.3 million and were contributed to FelCor LP in exchange for a like number of common units. These proceeds together with cash on hand were used to repay $177 million of secured debt for $130 million (a 27% discount to par) and fund our acquisition of the Fairmont Copley Plaza in Boston.

13.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units

FelCor LP may issue limited partnership units to third parties in exchange for cash or property. We record these redeemable noncontrolling interests in FelCor LP, in the case of FelCor, and redeemable units, in the case of FelCor LP, in the mezzanine section (between liabilities and equity or partners' capital) of our consolidated balance sheets because of the redemption feature of these units.  Additionally, FelCor's consolidated statements of operations separately present earnings attributable to redeemable noncontrolling interests.  We adjust redeemable noncontrolling interests in FelCor LP (or redeemable units) each period to reflect the greater of its carrying value based on the accumulation of historical cost or its redemption value.  The historical cost is based on the proportionate relationship between the carrying value of equity associated with FelCor's common stockholders relative to that of FelCor LP's unitholders.  Redemption value is based on the closing price of FelCor's common stock at period end. FelCor allocates net income (loss) to FelCor LP's noncontrolling partners based on their weighted average ownership percentage during the period.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units – (continued)

In May 2011, FelCor LP issued 367,647 limited partner interest units at $6.80 per unit. At December 31, 2011, we carried these units at $2.2 million, which is the issue price less the holders’ share of allocated losses for the period the units were outstanding. We carried the remaining 268,778 outstanding units of limited partner interest at $820,000, based on the closing price of FelCor's common stock at December 31, 2011 ($3.05/share).

Changes in redeemable noncontrolling interests (or redeemable units) are shown below (in thousands):

	Year Ended December 31,
	2011	2010
Balance at beginning of period	$2,004	$1,062
Issuance of units	2,500	—
Conversion of units	(97)	—
Redemption value allocation	(685)	1,815
Comprehensive loss:
Foreign exchange translation	(7)	8
Net loss	(689)	(881)
Balance at end of period	$3,026	$2,004

14.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Room revenue	$737,298	$670,939	$634,068
Food and beverage revenue	151,799	134,893	122,265
Other operating departments	53,946	54,003	52,822
Total hotel operating revenue	$943,043	$859,835	$809,155

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs — (continued)

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Room	$199,464	$180,644	$167,598
Food and beverage	121,151	106,653	98,769
Other operating departments	25,092	24,488	24,191
Total hotel departmental expenses	$345,707	$311,785	$290,558

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Hotel general and administrative expense	$87,908	$79,545	$73,572
Marketing	80,367	73,058	67,034
Repair and maintenance	50,396	46,559	44,188
Utilities	47,123	44,898	44,484
Total other property operating costs	$265,794	$244,060	$229,278

Hotel departmental expenses and other property operating costs include hotel compensation and benefit expenses of $303.3 million, $272.8 million, and $254.7 million for the year ended December 31, 2011, 2010 and 2009, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Taxes, Insurance and Lease Expenses

Taxes, insurance and lease expenses from continuing operations were comprised of the following
(in thousands):

	Year Ended December 31,
	2011	2010	2009
Hotel lease expense(a)	$38,759	$36,327	$34,187
Land lease expense(b)	10,762	10,210	9,507
Real estate and other taxes	31,930	30,170	29,515
Property insurance, general liability insurance and other	9,561	11,620	11,424
Total taxes, insurance and lease expense	$91,012	$88,327	$84,633

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities, and is partially (generally 49%) offset through noncontrolling interests in other partnerships.  Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $17.3 million, $15.0 million and $13.0 million for the year ended December 31, 2011, 2010, and 2009, respectively.

(b)	Land lease expense includes percentage rent of $4.7 million, $4.2 million and $3.6 million for the year ended December 31, 2011, 2010, and 2009, respectively.

16.	Land Leases and Hotel Rent

We lease land occupied by certain hotels from third parties under various operating leases that expire through 2101.  Certain land leases contain contingent rent features based on gross revenue at the respective hotels.  In addition, we recognize rent expense for 12 hotels that are owned by unconsolidated entities and are leased to our consolidated lessees.  These leases expire in 2012 and require the payment of base rents and contingent rent based on revenues at the respective hotels.  Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2011, were as follows (in thousands):

Year
2012	$27,549
2013	5,753
2014	5,761
2015	5,789
2016	5,777
2017 and thereafter	270,523
$321,152

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Loss Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net loss attributable to FelCor	$(129,854)	$(223,041)	$(108,122)
Discontinued operations attributable to FelCor	(2,877)	51,303	12,725
Loss from continuing operations attributable to FelCor	(132,731)	(171,738)	(95,397)
Less: Preferred dividends	(38,713)	(38,713)	(38,713)
Loss from continuing operations attributable to FelCor common stockholders	(171,444)	(210,451)	(134,110)
Discontinued operations attributable to FelCor	2,877	(51,303)	(12,725)
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(168,567)	$(261,754)	$(146,835)
Denominator:
Denominator for basic and diluted loss per share	117,068	80,611	63,114
Basic and diluted loss per share data:
Loss from continuing operations	$(1.46)	$(2.61)	$(2.12)
Discontinued operations	$0.02	$(0.64)	$(0.20)
Net loss	$(1.44)	$(3.25)	$(2.33)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Loss Per Share/Unit — (continued)

FelCor LP Loss Per Unit

The following table sets forth the computation of basic and diluted earnings (loss) per unit (in thousands, except per unit data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net loss attributable to FelCor LP	$(130,543)	$(223,922)	$(108,794)
Discontinued operations attributable to FelCor LP	(2,884)	51,498	12,783
Loss from continuing operations attributable to FelCor LP	(133,427)	(172,424)	(96,011)
Less: Preferred distributions	(38,713)	(38,713)	(38,713)
Loss from continuing operations attributable to FelCor LP common unitholders	(172,140)	(211,137)	(134,724)
Discontinued operations attributable to FelCor LP	2,884	(51,498)	(12,783)
Numerator for basic and diluted loss attributable to FelCor LP common unitholders	$(169,256)	$(262,635)	$(147,507)
Denominator:
Denominator for basic and diluted loss per unit	117,567	80,905	63,410
Basic and diluted loss per unit data:
Loss from continuing operations	$(1.46)	$(2.61)	$(2.12)
Discontinued operations	$0.02	$(0.64)	$(0.20)
Net loss	$(1.44)	$(3.25)	$(2.33)

Securities that could potentially dilute basic loss per share/unit in the future that were not included in computation of diluted loss per share/unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	2011	2010	2009
Series A convertible preferred shares/units	9,985	9,985	9,985

Series A preferred dividends (or distributions) that would be excluded from net income (loss) available to FelCor common stockholders (or FelCor LP common unitholders), if the Series A preferred shares/units were dilutive, were $25.1 million for all periods presented.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Commitments, Contingencies and Related Party Transactions

Until mid-2010 we shared the executive offices and certain employees with TCOR Holdings, LLC (controlled by Thomas J. Corcoran, Jr., Chairman of our Board of Directors), and TCOR Holdings, LLC paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones, and depreciation of office furniture, fixtures, and equipment.  All allocations of shared expenses were approved by a majority of our independent directors.  TCOR Holdings, LLC paid approximately $19,000 and $42,000 for shared office costs in 2010 and 2009, respectively. We do not currently share any costs with TCOR Holdings, LLC.

Our property insurance has a $100,000 "all-risk" deductible, a 5% deductible (insured value) for named windstorm coverage and for California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition.  Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find.  In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders.  We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 50 of our hotels.  The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

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

Our hotels are operated under various management agreements that call for minimum base management fees, which generally range from 1 – 3% of total revenue, with the exception of our IHG-managed hotels, whose base management fees are 2% of total revenue plus 5% of room revenue. Most of our management agreements also allow for incentive management fees that are subordinated to our return on investment and are generally capped at 2 – 3% of total revenue.  In addition, the management agreements generally require us to invest approximately 3 – 5% of revenues for capital expenditures.  The management agreements have terms from 5 to 20 years and generally have renewal options.

The management agreements governing the operations of 35 of our Consolidated Hotels contain the right and license to operate the hotel under the specified brands.  The remaining 40 Consolidated Hotels operate under franchise or license agreements that are separate from our management agreements.  Typically, our franchise or license agreements provide for a license fee or royalty of 4% to 5% of room revenues.  In the event we breach one of these agreements, in addition to losing the right to use the brand name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Supplemental Cash Flow Disclosure
In 2011 and 2010, we allocated $97,000 and $185,000, respectively, of noncontrolling interests to additional paid-in capital with regard to the exchange of 15,947 and 10,235 Units, respectively, for common stock.
Depreciation and amortization expense is comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Depreciation and amortization from continuing operations	$133,119	$133,393	$131,555
Depreciation and amortization from discontinued operations	5,773	14,270	18,533
Total depreciation and amortization expense	$138,892	$147,663	$150,088
In the fourth quarter of 2011, we assumed a $64.9 million loan related to our Knickerbocker development project, which is fully secured by restricted cash. We recorded this transaction as an increase in debt and a corresponding increase in restricted cash. By assuming the existing loan when we purchased the building, we were not required to pay any local mortgage recording tax. When that loan is transferred to a new lender and made part of our construction loan, we expect to only pay such tax to the extent of the incremental principal amount of the construction loan.
For the year ended December 31, 2011, our repayment of borrowings consisted of debt retirement of $983.4 million, payments on our line of credit of $145 million and normal recurring principal payments of $7.4 million.
For the year ended December 31, 2010, our repayment of borrowings consisted of debt retirement of $387.8 million and normal recurring principal payments of $13.2 million.

20.	FelCor Stock Based Compensation Plans

FelCor sponsors one restricted stock and stock option plan, or the Plan.  FelCor is authorized to issue up to 6,000,000 shares of common stock under the Plan pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock.  Stock grants vest either over three to five years in equal annual installments or over a four year schedule, subject to time-based and performance-based vesting.  There were 3,287,856 shares available for grant under the Plan at December 31, 2011.

FelCor Stock Options

A summary of the status of FelCor's non-qualified stock options granted as of December 31, 2011, 2010 and 2009, and the changes during these years, is presented in the following table:

	2011		2010		2009
	Shares of Underlying Options	Weighted Average Exercise Prices	Shares of Underlying Options	Weighted Average Exercise Prices	Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the year	15,000	$15.62	40,000	$18.05	40,000	$18.05
Forfeited or expired	(15,000)	$15.62	(25,000)	$19.50	—	$—
Outstanding at end of year	—	$—	15,000	$15.62	40,000	$18.05
Exercisable at end of year	—	$—	15,000	$15.62	40,000	$18.05

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	FelCor Stock Based Compensation Plans — (continued)

FelCor Restricted Stock

A summary of the status of FelCor's restricted stock grants as of December 31, 2011, 2010 and 2009, and the changes during these years is presented below:

	2011		2010		2009
	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant
Outstanding at beginning of the year	4,200,089	$10.69	4,255,187	$10.90	2,829,330	$15.20
Granted:
With immediate vesting(a)	95,000	$5.85	16,166	$4.21	16,000	$1.01
With 3-year pro rata vesting	—	$—	—	$—	1,444,810	$2.64
Forfeited	(4,771)	$12.20	(71,264)	$21.71	(34,953)	$12.52
Outstanding at end of year	4,290,318	$10.58	4,200,089	$10.69	4,255,187	$10.90
Vested at end of year	(3,632,564)	$11.54	(2,645,272)	$13.00	(1,774,839)	$14.06
Unvested at end of year	657,754	$5.30	1,554,817	$6.76	2,480,348	$8.65

(a)	Shares awarded to directors.

The unearned compensation cost of FelCor's granted but unvested restricted stock as of December 31, 2011 was $1.7 million.  The weighted average period over which this cost is to be amortized is approximately one year.

21.	Employee Benefits

FelCor offers a 401(k) retirement savings plan and health insurance benefits to its employees.  FelCor's matching contribution to its 401(k) plan totaled $1.0 million during 2011, $1.0 million during 2010 and $900,000 for 2009.  Health insurance benefits cost $1.1 million during 2011, $900,000 during 2010 and $800,000 during 2009.

FelCor LP has no employees, and FelCor, as FelCor LP's sole general partner, performs FelCor LP's management functions.

The employees at our hotels are employees of the respective management companies.  Under the management agreements, we reimburse the management companies for the compensation and benefits related to the employees who work at our hotels.  We are not, however, the sponsors of their employee benefit plans and have no obligation to fund these plans.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Segment Information

We have determined that our business is conducted in one operating segment because of the similar economic characteristics of our hotels.

The following table sets forth revenues from continuing operations and investment in hotel assets represented by the following geographical areas (in thousands):

	Revenue For the Year Ended December 31,			Investment in Hotel Assets as of December 31,
	2011	2010	2009	2011	2010	2009
California	$239,528	$224,155	$211,124	$496,426	$505,753	$527,345
Florida	142,039	136,506	138,709	318,430	348,823	405,479
Texas	82,075	79,469	77,632	128,749	175,483	203,841
Georgia	50,439	51,734	48,930	105,526	109,677	126,118
Other states	416,311	356,412	323,023	886,127	795,596	859,852
Canada	15,600	14,733	12,580	18,537	50,447	57,759
Total	$945,992	$863,009	$811,998	$1,953,795	$1,985,779	$2,180,394

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Quarterly Operating Results (unaudited)

Our unaudited consolidated quarterly operating data for the years ended December 31, 2011 and 2010 follows (in thousands, except per share/unit data).  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.  In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in stockholders’ equity (or partners' capital) and cash flows for a period of several years.

FelCor

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$220,350	$251,531	$241,417	$232,694
Loss from continuing operations	$(33,683)	$(44,872)	$(23,898)	$(31,313)
Discontinued operations	$1,957	$2,475	$522	$(2,083)
Net loss attributable to FelCor	$(31,664)	$(42,265)	$(22,832)	$(33,093)
Net loss attributable to FelCor common stockholders	$(41,342)	$(51,943)	$(32,510)	$(42,772)
Comprehensive loss attributable to FelCor	$(30,376)	$(42,079)	$(26,349)	$(31,769)
Basic and diluted per common share data:
Net loss from continuing operations	$(0.45)	$(0.44)	$(0.27)	$(0.33)
Discontinued operations	$0.02	$0.02	$—	$(0.02)
Net loss	$(0.43)	$(0.42)	$(0.26)	$(0.35)
Basic weighted average common shares outstanding	95,350	122,992	123,062	123,906
Diluted weighted average common shares outstanding	95,350	122,992	123,062	123,906

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$203,689	$222,924	$220,416	$215,980
Income (loss) from continuing operations	$(38,326)	$22,679	$(53,682)	$(104,093)
Discontinued operations	$(24,616)	$(689)	$(35,598)	$8,488
Net income (loss) attributable to FelCor	$(62,388)	$21,614	$(88,810)	$(93,457)
Net income (loss) attributable to FelCor common stockholders	$(72,066)	$11,936	$(98,488)	$(103,136)
Comprehensive income (loss) attributable to FelCor	$(60,318)	$18,895	$(86,889)	$(91,800)
Basic and diluted per common share data:
Net income (loss) from continuing operations	$(0.75)	$0.18	$(0.66)	$(1.18)
Discontinued operations	$(0.39)	$(0.01)	$(0.37)	$0.10
Net income (loss)	$(1.14)	$0.17	$(1.04)	$(1.08)
Basic weighted average common shares outstanding	63,475	66,531	95,034	95,490
Diluted weighted average common shares outstanding	63,475	66,531	95,034	95,490

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Quarterly Operating Results (unaudited) – (continued)

FelCor LP

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$220,350	$251,531	$241,417	$232,694
Loss from continuing operations	$(33,683)	$(44,872)	$(23,898)	$(31,313)
Discontinued operations	$1,957	$2,475	$522	$(2,083)
Net loss attributable to FelCor LP	$(31,784)	$(42,448)	$(22,998)	$(33,313)
Net loss attributable to FelCor LP common unitholders	$(41,462)	$(52,126)	$(32,676)	$(42,992)
Comprehensive loss attributable to FelCor LP	$(30,492)	$(42,262)	$(26,533)	$(31,982)
Basic and diluted per common unit data:
Net loss from continuing operations	$(0.45)	$(0.44)	$(0.27)	$(0.33)
Discontinued operations	$0.02	$0.02	$—	$(0.02)
Net loss	$(0.43)	$(0.42)	$(0.26)	$(0.35)
Basic weighted average common units outstanding	95,635	123,425	123,700	124,542
Diluted weighted average common units outstanding	95,635	123,425	123,700	124,542

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$203,689	$222,924	$220,416	$215,980
Income (loss) from continuing operations	$(38,326)	$22,679	$(53,682)	$(104,093)
Discontinued operations	$(24,616)	$(689)	$(35,598)	$8,488
Net income (loss) attributable to FelCor LP	$(62,713)	$21,665	$(89,107)	$(93,767)
Net income (loss) attributable to FelCor LP common unitholders	$(72,391)	$11,987	$(98,785)	$(103,446)
Comprehensive income (loss) attributable to FelCor LP	$(60,634)	$18,934	$(87,180)	$(92,105)
Basic and diluted per common unit data:
Net income (loss) from continuing operations	$(0.75)	$0.18	$(0.66)	$(1.18)
Discontinued operations	$(0.39)	$(0.01)	$(0.37)	$0.10
Net income (loss)	$(1.14)	$0.17	$(1.04)	$(1.08)
Basic weighted average common units outstanding	63,770	66,826	95,329	95,780
Diluted weighted average common units outstanding	63,770	66,826	95,329	95,780

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	FelCor LP's Consolidating Financial Information

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

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATING BALANCE SHEET
December 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$67,828	$805,280	$1,080,687	$—	$1,953,795
Hotel development	—	—	120,163	—	120,163
Equity investment in consolidated entities	1,478,347	—	—	(1,478,347)	—
Investment in unconsolidated entities	56,492	12,063	1,447	—	70,002
Cash and cash equivalents	23,503	67,001	3,254	—	93,758
Restricted cash	—	11,514	72,726	—	84,240
Accounts receivable, net	540	26,357	238	—	27,135
Deferred expenses, net	24,101	—	5,671	—	29,772
Other assets	8,507	10,817	5,039	—	24,363

Total assets	$1,659,318	$933,032	$1,289,225	$(1,478,347)	$2,403,228

Debt	$984,931	$—	$611,535	$—	$1,596,466
Distributions payable	76,293	—	—	—	76,293
Accrued expenses and other liabilities	33,530	98,127	8,891	—	140,548

Total liabilities	1,094,754	98,127	620,426	—	1,813,307

Redeemable units, at redemption value	3,026	—	—	—	3,026

Preferred units	478,774	—	—	—	478,774
Common units	82,764	810,554	641,945	(1,478,347)	56,916
Accumulated other comprehensive income	—	25,848	—	—	25,848
Total FelCor LP partners' capital	561,538	836,402	641,945	(1,478,347)	561,538
Noncontrolling interests	—	(1,497)	26,854	—	25,357
Total partners' capital	561,538	834,905	668,799	(1,478,347)	586,895
Total liabilities and partners' capital	$1,659,318	$933,032	$1,289,225	$(1,478,347)	$2,403,228

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$76,763	$720,093	$1,188,923	$—	$1,985,779
Equity investment in consolidated entities	1,025,818	—	—	(1,025,818)	—
Investment in unconsolidated entities	61,833	12,594	1,493	—	75,920
Cash and cash equivalents	155,350	43,647	1,975	—	200,972
Restricted cash	—	6,347	10,355	—	16,702
Accounts receivable, net	642	27,190	19	—	27,851
Deferred expenses, net	11,366	—	8,574	—	19,940
Other assets	7,112	20,325	4,834	—	32,271

Total assets	$1,338,884	$830,196	$1,216,173	$(1,025,818)	$2,359,435

Debt	$658,168	$—	$890,141	$—	$1,548,309
Distributions payable	76,293	—	—	—	76,293
Accrued expenses and other liabilities	33,836	100,007	10,608	—	144,451

Total liabilities	768,297	100,007	900,749	—	1,769,053

Redeemable units, at redemption value	2,004	—	—	—	2,004

Preferred units	478,774	—	—	—	478,774
Common units	89,809	704,117	295,127	(1,025,818)	63,235
Accumulated other comprehensive income	—	26,574	—	—	26,574
Total FelCor LP partners' capital	568,583	730,691	295,127	(1,025,818)	568,583
Noncontrolling interests	—	(502)	20,297	—	19,795
Total partners' capital	568,583	730,189	315,424	(1,025,818)	588,378
Total liabilities and partners' capital	$1,338,884	$830,196	$1,216,173	$(1,025,818)	$2,359,435

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$943,043	$—	$—	$943,043
Percentage lease revenue	4,787	—	138,611	(143,398)	—
Other revenue	10	2,593	346	—	2,949
Total revenue	4,797	945,636	138,957	(143,398)	945,992

Expenses:
Hotel operating expenses	—	654,656	—	—	654,656
Taxes, insurance and lease expense	1,593	209,372	23,445	(143,398)	91,012
Corporate expenses	291	15,394	13,395	—	29,080
Depreciation and amortization	4,590	46,938	81,591	—	133,119
Impairment loss	—	4,315	2,688	—	7,003
Other expenses	122	3,674	221	—	4,017
Total operating expenses	6,596	934,349	121,340	(143,398)	918,887
Operating income	(1,799)	11,287	17,617	—	27,105
Interest expense, net	(90,622)	(2,433)	(41,846)	—	(134,901)
Debt extinguishment	(27,354)	—	3,172	—	(24,182)
Gain on involuntary conversion	(21)	316	(15)	—	280
Loss before equity in loss from unconsolidated entities and noncontrolling interests	(119,796)	9,170	(21,072)	—	(131,698)
Equity in loss from consolidated entities	(10,098)	—	—	10,098	—
Equity in loss from unconsolidated entities	(1,591)	(431)	(46)	—	(2,068)
Loss from continuing operations	(131,485)	8,739	(21,118)	10,098	(133,766)
Discontinued operations	942	(6,827)	8,756	—	2,871
Net loss	(130,543)	1,912	(12,362)	10,098	(130,895)
Net loss attributable to noncontrolling interests	—	367	(15)	—	352
Net loss attributable to FelCor LP	(130,543)	2,279	(12,377)	10,098	(130,543)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss attributable to FelCor LP unitholders	$(169,256)	$2,279	$(12,377)	$10,098	$(169,256)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$859,835	$—	$—	$859,835
Percentage lease revenue	8,454	—	166,948	(175,402)	—
Other revenue	4	2,846	324	—	3,174
Total revenue	8,458	862,681	167,272	(175,402)	863,009

Expenses:
Hotel operating expenses	—	595,999	—	—	595,999
Taxes, insurance and lease expense	1,313	238,954	23,462	(175,402)	88,327
Corporate expenses	797	16,299	13,651	—	30,747
Depreciation and amortization	5,769	42,546	85,078	—	133,393
Impairment loss	—	22,994	83,427	—	106,421
Other expenses	17	3,678	(415)	—	3,280
Total operating expenses	7,896	920,470	205,203	(175,402)	958,167
Operating loss	562	(57,789)	(37,931)	—	(95,158)
Interest expense, net	(81,494)	(4,770)	(53,229)	—	(139,493)
Debt extinguishment	(1,658)	46,436	(465)	—	44,313
Loss before equity in income from unconsolidated entities and noncontrolling interests	(82,590)	(16,123)	(91,625)	—	(190,338)
Equity in loss from consolidated entities	(152,326)	—	—	152,326	—
Equity in income from unconsolidated entities	17,218	(618)	316	—	16,916
Loss from continuing operations	(217,698)	(16,741)	(91,309)	152,326	(173,422)
Discontinued operations	(6,224)	(9,918)	(36,273)	—	(52,415)
Net loss	(223,922)	(26,659)	(127,582)	152,326	(225,837)
Net loss attributable to noncontrolling interests	—	1,134	781	—	1,915
Net loss attributable to FelCor LP	(223,922)	(25,525)	(126,801)	152,326	(223,922)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss attributable to FelCor LP unitholders	$(262,635)	$(25,525)	$(126,801)	$152,326	$(262,635)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$809,155	$—	$—	$809,155
Percentage lease revenue	12,227	—	140,762	(152,989)	—
Other revenue	6	2,535	302	—	2,843
Total revenue	12,233	811,690	141,064	(152,989)	811,998
Expenses:
Hotel operating expenses	—	558,509	—	—	558,509
Taxes, insurance and lease expense	2,125	212,969	22,528	(152,989)	84,633
Corporate expenses	772	13,906	9,538	—	24,216
Depreciation and amortization	7,956	45,875	77,724	—	131,555
Other expenses	95	3,775	137	—	4,007
Total operating expenses	10,948	835,034	109,927	(152,989)	802,920
Operating income	1,285	(23,344)	31,137	—	9,078
Interest expense, net	(43,507)	(12,555)	(43,512)	—	(99,574)
Debt extinguishment	(1,721)	—	—	—	(1,721)
Gain on sale of assets	—	—	723	—	723
Loss before equity in loss from unconsolidated entities and noncontrolling interests	(43,943)	(35,899)	(11,652)	—	(91,494)
Equity in loss from consolidated entities	(62,653)	—	—	62,653	—
Equity in loss from unconsolidated entities	(1,899)	(755)	(2,160)	—	(4,814)
Loss from continuing operations	(108,495)	(36,654)	(13,812)	62,653	(96,308)
Discontinued operations	(299)	(9,767)	(2,717)	—	(12,783)
Net loss	(108,794)	(46,421)	(16,529)	62,653	(109,091)
Net (income) loss attributable to noncontrolling interests	—	(180)	477	—	297
Net loss attributable to FelCor LP	(108,794)	(46,601)	(16,052)	62,653	(108,794)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss attributable to FelCor LP unitholders	$(147,507)	$(46,601)	$(16,052)	$62,653	$(147,507)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(84,542)	$57,413	$72,994	$45,865
Cash flows from (used in) investing activities	11,009	(143,371)	(80,058)	(212,420)
Cash flows from (used in) financing activities	(58,314)	109,378	8,343	59,407
Effect of exchange rates changes on cash	—	(66)	—	(66)
Change in cash and cash equivalents	(131,847)	23,354	1,279	(107,214)
Cash and cash equivalents at beginning of period	155,350	43,647	1,975	200,972
Cash and equivalents at end of period	$23,503	$67,001	$3,254	$93,758

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(64,668)	$20,644	$102,836	$58,812
Cash flows from (used in) investing activities	20,366	(114,324)	(25,504)	(119,462)
Cash flows from (used in) financing activities	(24,874)	100,111	(77,528)	(2,291)
Effect of exchange rates changes on cash	—	382	—	382
Change in cash and cash equivalents	(69,176)	6,813	(196)	(62,559)
Cash and cash equivalents at beginning of period	224,526	36,834	2,171	263,531
Cash and equivalents at end of period	$155,350	$43,647	$1,975	$200,972

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(12,636)	$3,073	$82,470	$72,907
Cash flows from (used in) investing activities	3,876	(17,111)	(33,728)	(46,963)
Cash flows from (used in) financing activities	225,567	9,282	(49,021)	185,828
Effect of exchange rates changes on cash	—	1,572	—	1,572
Change in cash and cash equivalents	216,807	(3,184)	(279)	213,344
Cash and cash equivalents at beginning of period	7,719	40,018	2,450	50,187
Cash and equivalents at end of period	$224,526	$36,834	$2,171	$263,531

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
as of December 31, 2011
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Birmingham, AL (a)	$16,420	$2,843	$29,286	$—	$4,249	$2,843	$33,535	$36,378	$12,643	1987	1/3/1996	15 - 40 Yrs
Phoenix - Biltmore, AZ (a)	18,353	4,694	38,998	—	3,788	4,694	42,786	47,480	16,481	1985	1/3/1996	15 - 40 Yrs
Phoenix – Crescent, AZ (b)	—	3,608	29,583	—	1,934	3,608	31,517	35,125	10,708	1986	6/30/1997	15 - 40 Yrs
Anaheim – North, CA (a)	19,419	2,548	14,832	—	1,927	2,548	16,759	19,307	6,511	1987	1/3/1996	15 - 40 Yrs
Dana Point – Doheny Beach, CA (c)	(l)	1,787	15,545	—	4,255	1,787	19,800	21,587	6,853	1992	2/21/1997	15 - 40 Yrs
Indian Wells – Esmeralda Resort & Spa, CA (d)	(k)	30,948	73,507	—	1,944	30,948	75,451	106,399	7,633	1989	12/16/2007	15 - 40 Yrs
Los Angeles – International Airport – South, CA (a)	(k)	2,660	17,997	—	2,012	2,660	20,009	22,669	8,328	1985	3/27/1996	15 - 40 Yrs
Milpitas – Silicon Valley, CA(a)	10,676	4,021	23,677	—	4,063	4,021	27,740	31,761	10,524	1987	1/3/1996	15 - 40 Yrs
Napa Valley, CA (a)	14,936	2,218	14,205	—	3,641	2,218	17,846	20,064	6,436	1985	5/8/1996	15 - 40 Yrs
Oxnard - Mandalay Beach – Hotel & Resort, CA (a)	(l)	2,930	22,125	—	8,568	2,930	30,693	33,623	10,816	1986	5/8/1996	15 - 40 Yrs
San Diego – On the Bay, CA (e)	(j)	—	68,229	—	9,597	—	77,826	77,826	31,913	1965	7/28/1998	15 - 40 Yrs
San Francisco – Airport/Burlingame, CA (a)	(j)	—	39,929	—	2,958	—	42,887	42,887	16,619	1986	11/6/1995	15 - 40 Yrs
San Francisco – Airport/South San Francisco, CA (a)	24,131	3,418	31,737	—	4,035	3,418	35,772	39,190	13,764	1988	1/3/1996	15 - 40 Yrs
San Francisco - Fisherman’s Wharf, CA (e)	(j)	—	61,883	—	17,040	—	78,923	78,923	38,035	1970	7/28/1998	15 - 40 Yrs
San Francisco –Union Square, CA (f)	(j)	8,466	73,684	(434)	50,220	8,032	123,904	131,936	32,572	1970	7/28/1998	15 - 40 Yrs
Santa Barbara – Goleta, CA (e)	(l)	1,683	14,647	4	1,579	1,687	16,226	17,913	5,366	1969	7/28/1998	15 - 40 Yrs
Santa Monica Beach – at the Pier, CA (e)	(l)	10,200	16,580	—	352	10,200	16,932	27,132	3,307	1967	3/11/2004	15 - 40 Yrs
Toronto - Airport, Canada (e)	(j)	—	21,041	—	16,814	—	37,855	37,855	13,406	1970	7/28/1998	15 - 40 Yrs
Wilmington, DE (c)	—	1,379	12,487	—	11,270	1,379	23,757	25,136	8,167	1972	3/20/1998	15 - 40 Yrs
Boca Raton, FL (a)	(l)	1,868	16,253	—	3,216	1,868	19,469	21,337	8,770	1989	2/28/1996	15 - 40 Yrs
Deerfield Beach – Resort & Spa, FL (a)	23,390	4,523	29,443	68	6,341	4,591	35,784	40,375	13,300	1987	1/3/1996	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2011
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Ft. Lauderdale – 17th Street, FL (a)	$18,964	$5,329	$47,850	(163)	$5,882	$5,166	$53,732	$58,898	$20,711	1986	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – Cypress Creek, FL (b)	13,759	3,009	26,177	—	2,752	3,009	28,929	31,938	9,227	1986	5/4/1998	15 - 40 Yrs
Jacksonville – Baymeadows, FL (a)	19,415	1,130	9,608	—	8,344	1,130	17,952	19,082	6,949	1986	7/28/1994	15 - 40 Yrs
Miami – International Airport, FL (a)	17,618	4,135	24,950	—	6,249	4,135	31,199	35,334	11,471	1983	1/3/1996	15 - 40 Yrs
Orlando – International Airport, FL (e)	8,445	2,549	22,188	6	3,421	2,555	25,609	28,164	8,580	1984	7/28/1998	15 - 40 Yrs
Orlando – International Drive South/Convention, FL (a)	19,827	1,632	13,870	—	3,177	1,632	17,047	18,679	7,254	1985	7/28/1994	15 - 40 Yrs
Orlando – Walt Disney World Resort, FL (c)	(j)	—	28,092	—	1,780	—	29,872	29,872	13,398	1987	7/28/1997	15 - 40 Yrs
St. Petersburg – Vinoy Resort & Golf Club, FL (d)	(k)	—	100,823	—	4,795	—	105,618	105,618	11,499	1925	12/16/2007	15 - 40 Yrs
Tampa – Tampa Bay, FL (c)	10,658	2,142	18,639	1	2,934	2,143	21,573	23,716	7,717	1986	7/28/1997	15 - 40 Yrs
Atlanta – Airport, GA (a)	11,636	2,568	22,342	—	3,713	2,568	26,055	28,623	8,287	1989	5/4/1998	15 - 40 Yrs
Atlanta – Buckhead, GA (a)	34,327	7,303	38,996	(300)	2,873	7,003	41,869	48,872	15,645	1988	10/17/1996	15 - 40 Yrs
Atlanta – Galleria, GA (b)	17,199	5,052	28,507	—	2,252	5,052	30,759	35,811	10,723	1990	6/30/1997	15 - 40 Yrs
Atlanta – Gateway-Atlanta Airport, GA (b)	(j)	5,113	22,857	—	1,889	5,113	24,746	29,859	8,733	1986	6/30/1997	15 - 40 Yrs
Indianapolis – North, IN (a)	10,876	5,125	13,821	—	6,529	5,125	20,350	25,475	10,183	1986	8/1/1996	15 - 40 Yrs
Baton Rouge, LA (a)	11,633	2,350	19,092	1	2,655	2,351	21,747	24,098	8,298	1985	1/3/1996	15 - 40 Yrs
New Orleans – Convention Center, LA (a)	—	3,647	31,993	—	8,489	3,647	40,482	44,129	16,567	1984	12/1/1994	15 - 40 Yrs
New Orleans – French Quarter, LA (e)	(j)	—	50,732	—	9,565	—	60,297	60,297	20,214	1969	7/28/1998	15 - 40 Yrs
Boston – at Beacon Hill, MA(e)	(j)	—	45,192	—	9,263	—	54,455	54,455	24,472	1968	7/28/1998	15 - 40 Yrs
Boston – Copley Plaza, MA(h)	(k)	27,600	62,500	—	2,105	27,600	64,605	92,205	2,110	1912	8/18/2010	15 - 40 Yrs
Boston – Marlborough, MA (a)	20,392	948	8,143	761	14,792	1,709	22,935	24,644	8,393	1988	6/30/1995	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2011
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Baltimore – at BWI Airport, MD(a)	$20,653	$2,568	$22,433	$(2)	$4,114	$2,566	$26,547	29,113	9,503	1987	3/20/1997	15 - 40 Yrs
Bloomington, MN(a)	15,102	2,038	17,731	—	3,128	2,038	20,859	22,897	7,470	1980	2/1/1997	15 - 40 Yrs
Minneapolis – Airport, MN(a)	18,797	5,417	36,508	24	2,252	5,441	38,760	44,201	15,241	1986	11/6/1995	15 - 40 Yrs
St Paul – Downtown, MN(a)	—	1,156	17,315	—	1,762	1,156	19,077	20,233	7,449	1983	11/15/1995	15 - 40 Yrs
Charlotte – SouthPark, NC (c)	(l)	1,458	12,681	—	3,283	1,458	15,964	17,422	4,137	N/A	7/12/2002	15 - 40 Yrs
Raleigh/Durham, NC (c)	14,230	2,124	18,476	—	2,549	2,124	21,025	23,149	7,160	1987	7/28/1997	15 - 40 Yrs
New York - Morgans	(k)	16,200	29,872	—	193	16,200	30,065	46,265	436	1984	5/23/2011	15 - 40 Yrs
New York - Royalton	(k)	32,500	48,423	—	484	32,500	48,907	81,407	708	1988	5/23/2011	15 - 40 Yrs
Philadelphia – Historic District, PA (e)	(l)	3,164	27,535	7	9,899	3,171	37,434	40,605	13,702	1972	7/28/1998	15 - 40 Yrs
Philadelphia – Society Hill, PA(b)	42,864	4,542	45,121	—	8,716	4,542	53,837	58,379	18,146	1986	10/1/1997	15 - 40 Yrs
Pittsburgh – at University Center (Oakland), PA (e)	(l)	—	25,031	—	3,341	—	28,372	28,372	9,832	1988	11/1/1998	15 - 40 Yrs
Charleston – Mills House, SC(e)	21,018	3,251	28,295	7	5,148	3,258	33,443	36,701	10,557	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach – Oceanfront Resort, SC (a)	(j)	2,940	24,988	—	6,024	2,940	31,012	33,952	10,842	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (g)	(l)	9,000	19,844	6	29,940	9,006	49,784	58,790	10,958	1974	7/23/2002	15 - 40 Yrs
Nashville – Airport – Opryland Area, TN (a)	(l)	1,118	9,506	—	1,892	1,118	11,398	12,516	5,251	1985	7/28/1994	15 - 40 Yrs
Nashville – Opryland – Airport (Briley Parkway), TN(e)	(j)	—	27,734	—	3,381	—	31,115	31,115	14,225	1981	7/28/1998	15 - 40 Yrs
Austin, TX (c)	8,288	2,508	21,908	—	3,562	2,508	25,470	27,978	9,261	1987	3/20/1997	15 - 40 Yrs
Dallas – Love Field, TX (a)	13,580	1,934	16,674	—	3,865	1,934	20,539	22,473	7,966	1986	3/29/1995	15 - 40 Yrs
Dallas – Park Central, TX (i)	—	4,513	43,125	762	7,967	5,275	51,092	56,367	17,943	1983	6/30/1997	15 - 40 Yrs
Houston - Medical Center, TX(e)	(l)	—	22,027	—	6,161	—	28,188	28,188	8,770	1984	7/28/1998	15 - 40 Yrs
San Antonio - International Airport, TX (e)	19,587	3,351	29,168	(185)	4,024	3,166	33,192	36,358	11,234	1981	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (b)	30,482	3,136	27,283	(2)	2,944	3,134	30,227	33,361	10,505	1967	12/4/1997	15 - 40 Yrs
Total hotels	$546,675	$272,344	$1,873,718	$561	$377,891	$272,905	$2,251,609	$2,524,514	$723,879
Other properties (less than 5% of total)	$—	$550	$3,686	$—	$180	$550	$3,866	$4,416	$103
Total	$546,675	$272,894	$1,877,404	$561	$378,071	$273,455	$2,255,475	$2,528,930	$723,982

FELCOR LODGING TRUST INCORPORATED AND
FELCOR LODGING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2011
(in thousands)

(a)    Embassy Suites Hotel
(b)    Sheraton
(c)    Doubletree Guest Suites
(d)    Renaissance Resort
(e)    Holiday Inn
(f)    Marriott
(g)    Hilton
(h)    Fairmont
(i)    Westin
(j)    This hotel provides collateral for our 10% senior notes due in 2014.
(k)    This hotel provides collateral for our 6.75% senior notes due in 2019.
(l)    This hotel provides collateral for our $225 million line of credit.

	Year Ended December 31,
	2011	2010	2009
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$2,609,050	$2,541,962	$2,586,034
Additions during period:
Acquisitions	131,231	90,100	—
Improvements	34,981	22,863	51,895
Deductions during period:
Disposition of properties	(246,332)	—	(95,967)
Foreclosures	—	(45,875)	—
Balance at end of period before impairment charges	2,528,930	2,609,050	2,541,962
Cumulative impairment charges on real estate assets owned at end of period	(151,408)	(179,477)	(49,680)
Balance at end of period	$2,377,522	$2,429,573	$2,492,282
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$729,420	$672,160	$629,920
Additions during period:
Depreciation for the period	68,826	71,821	69,408
Deductions during period:
Disposition of properties	(74,264)	(14,561)	(27,168)
Balance at end of period	$723,982	$729,420	$672,160

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures (FelCor)

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of FelCor’s management, including its chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of FelCor's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and principal financial officer concluded, as of the Evaluation Date, that FelCor's disclosure controls and procedures were effective, such that the information relating to FelCor required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to its management, including its chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have not been any changes in FelCor's internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

FelCor's management is responsible for establishing and maintaining adequate internal control over financial reporting.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

FelCor's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, FelCor has concluded that, as of December 31, 2011, its internal control over financial reporting is effective, based on those criteria.

The effectiveness of FelCor's internal control over financial reporting as of December 31, 20111, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in Item 8 of this report.

Controls and Procedures (FelCor LP)

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of FelCor’s management, including its chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of FelCor LP's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, FelCor's chief executive officer and principal financial officer concluded, as of the Evaluation Date, that FelCor LP's disclosure controls and procedures were effective, such that the information relating to FelCor LP required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to FelCor's management, including FelCor's chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have not been any changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

FelCor's management is responsible for establishing and maintaining adequate internal control over financial reporting.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

FelCor's management assessed the effectiveness of FelCor LP's internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, FelCor LP has concluded that, as of December 31, 2011, its internal control over financial reporting is effective, based on those criteria.

The effectiveness of FelCor LP's internal control over financial reporting as of December 31, 20111, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in Item 8 of this report.

PART III

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, or in Item 5 of this report, and is incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)     The following is a list of documents filed as a part of this report:

(1)    Financial Statements.

All financial statements of the registrants are included herein under Item 8 of this report.

(2)    Financial Statement Schedules.

The following financial statement schedule is included herein under Item 8 of this report.

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

4.6.1
First Supplemental Indenture dated as of October 12, 2009, by and between FelCor Escrow Holdings, L.L.C. and U.S. Bank National Association (filed as Exhibit 4.1 to FelCor’s Form 8‑K, dated October 13, 2009, and incorporated herein by reference).

4.6.2
Second Supplemental Indenture dated as of October 13, 2009, by and among FelCor, FelCor Lodging Limited Partnership (“FelCor LP”), certain subsidiary guarantors named therein, FelCor Holdings Trust, FelCor Escrow Holdings, L.L.C. and U.S. Bank National Association (filed as Exhibit 4.2 to FelCor’s Form 8-K dated, October 13, 2009, and incorporated herein by reference).

4.6.3
Third Supplemental Indenture dated as of March 23, 2010, by and among FelCor, FelCor LP, certain subsidiary guarantors named therein, FelCor Holdings Trust and U.S. Bank National Association (Filed as Exhibit 4.1 to FelCor's Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

4.6.4
Fourth Supplemental Indenture, dated as of March 3, 2011, by and among FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee (filed as exhibit 4.4 to FelCor's Form 8-K, dated May 23, 2011, and incorporated herein by reference).

4.6.5
Fifth Supplemental Indenture, dated as of May 23, 2011, by and among FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee (filed as exhibit 4.5 to FelCor's Form 8-K, dated May 23, 2011, and incorporated herein by reference).

4.7
Registration Rights Agreement dated October 1, 2009 to be effective as of October 13, 2009, by and among FelCor, FelCor LP, certain subsidiary guarantors named therein, and J.P. Morgan Securities Inc. on behalf of itself and the initial purchasers (filed as Exhibit 4.3 to FelCor’s Form 8-K, dated October 13, 2009, and incorporated herein by reference).

4.8.1
Indenture, dated as of May 10, 2011, by and between FelCor Escrow Holdings, L.L.C. and Wilmington Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as Collateral Agent, Registrar and Paying Agent (filed as exhibit 4.1 to FelCor's Form 8-K, dated May 23, 2011, and incorporated herein by reference).

4.8.2
First Supplemental Indenture, dated as of May 23, 2011, by and among FelCor Escrow Holdings, L.L.C., FelCor Lodging Limited Partnership, FelCor Lodging Trust Incorporated, certain of their subsidiaries, as guarantors, and Wilmington Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as Collateral Agent, Registrar and Paying Agent (filed as exhibit 4.2 to FelCor's Form 8-K, dated May 23, 2011, and incorporated herein by reference).

4.9
Registration Rights Agreement, dated May 10, 2011, among FelCor Lodging Limited Partnership, FelCor Lodging Trust Incorporated, the subsidiary guarantors named therein, and J.P. Morgan Securities LLC (filed as exhibit 4.3 to FelCor's Form 8-K, dated May 23, 2011, and incorporated herein by reference).

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

10.2.2
Omnibus Agreement between FelCor and all its various subsidiaries, controlled entities and affiliates, and Six Continents Hotels, Inc. and all its various subsidiaries, controlled entities and affiliates, with respect to FelCor’s InterContinental Hotels branded hotels (filed as Exhibit 10.2.2 to FelCor’s Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10‑K”), and incorporated herein by reference).

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

10.9	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.10	2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to the 2002 Form 10-K and incorporated herein by reference).

10.11	Form of Nonstatutory Stock Option Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.16 to the 2004 Form 10-K and incorporated herein by reference).

10.12	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference).

10.13	FelCor’s 2005 Restricted Stock and Stock Option Plan (as amended through August 9, 2011)(filed as Exhibit 4.4 to FelCor's Form 8-K, dated August 9, 2011, and incorporated herein by reference).

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

10.25.2
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

10.26.1
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

10.26.2
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

10.26.3
Pledge and Security Agreement, dated as of May 3, 2010, by and among FelCor LP, DJONT Operations, L.L.C., FelCor TRS Holdings, L.L.C., FelCor/CSS Holdings, L.P., and Fortress Credit Corp. (filed as exhibit 10.33.3 to FelCor's S-11 filed May 13, 2010 and incorporated herein by reference).

10.26.4
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

10.26.5	Guaranty, dated as of May 3, 2010, granted by FelCor LP in favor of Fortress Credit Corp. (filed as exhibit 10.33.5 to FelCor's S-11 filed May 13, 2010 and incorporated herein by reference).

10.26.6*
Second Amendment to Loan Agreement and Other Loan Documents, dated as of October 27, 2011, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, FelCor LP, as guarantor, and Wells Fargo Bank, N.A., as trustee for Bear Stearns Commercial Mortgage Securities Trust 2007-BBA8 Commercial Mortgage Pass-Through Certificates Series 2007-BBA8, for itself and as Servicing Lender.

10.26.7*
Guaranty of Payment, dated as of October 27, 2011, made by FelCor LP in favor of Wells Fargo Bank, N.A., as trustee for Bear Stearns Commercial Mortgage Securities Trust 2007-BBA8 Commercial Mortgage Pass-Through Certificates Series 2007-BBA8, for itself and as Servicing Lender.

10.26.8*
Form of Mortgage, Deed of Trust and Security Agreement, each dated as of October 27, 2011, from FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, in favor of Wells Fargo Bank, N.A., as trustee for Bear Stearns Commercial Mortgage Securities Trust 2007-BBA8 Commercial Mortgage Pass-Through Certificates Series 2007-BBA8, for itself and as Servicing Lender, each covering a separate hotel and securing the Mortgage Loan.

10.27.1
Revolving Credit Agreement dated as of March 4, 2011, among FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., and DJONT/JPM Boca Raton Leasing, L.L.C., as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders that are parties thereto (filed as exhibit 10.1 to FelCor's Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

10.27.2
Form of Revolving Note under the Revolving Credit Agreement, each dated as of March 4, 2011, made by FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., and DJONT/JPM Boca Raton Leasing, L.L.C., for the benefit of the lenders (filed as exhibit 10.2 to FelCor's Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

10.27.3
Guaranty Agreement to the Revolving Credit Agreement dated as of March 4, 2011, by FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership in favor of JPMorgan Chase Bank, N.A., as administrative agent, on behalf of the lenders (filed as exhibit 10.3 to FelCor's Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

10.27.4
Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing under the Revolving Credit Agreement dated as of March 4, 2011, granted by FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., and/or DJONT/JPM Boca Raton Leasing, L.L.C. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (filed as exhibit 10.4 to FelCor's Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

10.28.1
Form of [Fee and] Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (filed as exhibit 10.1 to FelCor's Form 8-K, dated May 23, 2011, and incorporated herein by reference).

10.28.2
Pledge Agreement, dated as of May 23, 2011, among FelCor Lodging Limited Partnership, FelCor Lodging Trust Incorporated, the subsidiaries named therein, and Deutsche Bank Trust Company Americas, as Collateral Agent (filed as exhibit 10.2 to FelCor's Form 8-K, dated May 23, 2011, and incorporated herein by reference)..

21.1*	List of Subsidiaries of FelCor.

21.2*	List of Subsidiaries of FelCor LP.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.3*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

31.4*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) for FelCor.

32.2*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) for FelCor LP.

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

----------------------
*Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor's Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) FelCor's Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) FelCor's Consolidated Statements of Comprehensive Income (Loss) for the years ended December 30, 2011, 2010 and 2009; (iv) FelCor's Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009; (v) FelCor's Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (vi) FelCor LP's Consolidated Balance Sheets at December 31, 2011 and 2010; (vii) FelCor LP's Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (viii) FelCor LP's Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (ix) FelCor LP's Consolidated Statements of Partners' Capital for the years ended December 31, 2011, 2010 and 2009; (x) FelCor LP's Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: March 6, 2012	By:	/s/ Jonathan H. Yellen
		Name:	Jonathan H. Yellen
		Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Date	Signature
March 6, 2012	/s/ Richard A. Smith
Richard A. Smith President and Director (Chief Executive Officer)
March 6, 2012	/s/ Andrew J. Welch
Andrew J. Welch Executive Vice President and Chief Financial Officer (Principal Financial Officer)
March 6, 2012	/s/ Lester C. Johnson
Lester C. Johnson Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
March 6, 2012	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
March 6, 2012	/s/ Melinda J. Bush
Melinda J. Bush, Director
March 6, 2012	/s/ Glenn A. Carlin
Glenn A. Carlin, Director
March 6, 2012	/s/Robert F. Cotter
Robert F. Cotter, Director
March 6, 2012	/s/Christopher J. Hartung
Christopher J. Hartung, Director
March 6, 2012	/s/ Thomas C. Hendrick
Thomas C. Hendrick, Director

Date	Signature
March 6, 2012	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
March 6, 2012	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
March 6, 2012	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
March 6, 2012	/s/ Mark D. Rozells
Mark D. Rozells, Director
March 6, 2012	/s/ C. Brian Strickland
C. Brian Strickland, Director

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: March 6, 2012	By:	/s/ Jonathan H. Yellen
		Name:	Jonathan H. Yellen
		Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of FelCor Lodging Trust Incorporated, the general partner of the registrant, and in the capacities and on the dates indicated.

Date	Signature
March 6, 2012	/s/ Richard A. Smith
Richard A. Smith President and Director (Chief Executive Officer)
March 6, 2012	/s/ Andrew J. Welch
Andrew J. Welch Executive Vice President and Chief Financial Officer (Principal Financial Officer)
March 6, 2012	/s/ Lester C. Johnson
Lester C. Johnson Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

March 6, 2012	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
March 6, 2012	/s/ Melinda J. Bush
Melinda J. Bush, Director
March 6, 2012	/s/ Glenn A. Carlin
Glenn A. Carlin, Director

Date	Signature
March 6, 2012	/s/Robert F. Cotter
Robert F. Cotter, Director
March 6, 2012	/s/Christopher J. Hartung
Christopher J. Hartung, Director
March 6, 2012	/s/ Thomas C. Hendrick
Thomas C. Hendrick, Director
March 6, 2012	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
March 6, 2012	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
March 6, 2012	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
March 6, 2012	/s/ Mark D. Rozells
Mark D. Rozells, Director
March 6, 2012	/s/ C. Brian Strickland
C. Brian Strickland, Director