Form 10-Q
period 2012-03-31
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2012-05-02
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

FelCor Lodging Trust Incorporated	☑	Yes	☐	No
FelCor Lodging Limited Partnership	☐	Yes	☑	No

Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) as if the registrant was subject to such filing requirements.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

At April 27, 2012, FelCor Lodging Trust Incorporated had issued and outstanding 124,226,805 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended March 31, 2012, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms "we" or "our" to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

FelCor is a Maryland corporation operating as a real estate investment trust, or REIT, and is the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor LP. Through FelCor LP, FelCor owns hotels and conducts business. As the sole general partner of FelCor LP, FelCor has exclusive and complete control of FelCor LP's day-to-day management.

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

ii

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

iii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2012	December 31, 2011
Assets
Investment in hotels, net of accumulated depreciation of $929,432 and $987,895 at March 31, 2012 and December 31, 2011, respectively	$1,880,472	$1,953,795
Hotel development	124,862	120,163
Investment in unconsolidated entities	68,900	70,002
Hotels held for sale	82,643	—
Cash and cash equivalents	98,175	93,758
Restricted cash	83,354	84,240
Accounts receivable, net of allowance for doubtful accounts of $396 and $333 at March 31, 2012 and December 31, 2011, respectively	36,737	27,135
Deferred expenses, net of accumulated amortization of $13,004 and $13,119 at March 31, 2012 and December 31, 2011, respectively	28,784	29,772
Other assets	23,248	24,363
Total assets	$2,427,175	$2,403,228
Liabilities and Equity
Debt, net of discount of $29,559 and $32,069 at March 31, 2012 and December 31, 2011, respectively	$1,625,605	$1,596,466
Distributions payable	76,293	76,293
Accrued expenses and other liabilities	173,530	140,548
Total liabilities	1,875,428	1,813,307
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 636 units issued and outstanding at March 31, 2012 and December 31, 2011	3,061	3,026
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at March 31, 2012 and December 31, 2011	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at March 31, 2012 and December 31, 2011	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized and 124,218 shares issued and outstanding at March 31, 2012, and 124,281 shares issued and outstanding at December 31, 2011	1,242	1,243
Additional paid-in capital	2,353,447	2,353,251
Accumulated other comprehensive income	26,044	25,738
Accumulated deficit	(2,335,812)	(2,297,468)
Total FelCor stockholders’ equity	523,695	561,538
Noncontrolling interests in other partnerships	24,991	25,357
Total equity	548,686	586,895
Total liabilities and equity	$2,427,175	$2,403,228
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011
(unaudited, in thousands, except for per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Hotel operating revenue	$221,167	$207,024
Other revenue	275	225
Total revenues	221,442	207,249
Expenses:
Hotel departmental expenses	83,216	76,390
Other property-related costs	64,435	60,532
Management and franchise fees	10,366	9,655
Taxes, insurance and lease expense	22,313	19,778
Corporate expenses	8,212	9,537
Depreciation and amortization	31,573	30,787
Other expenses	963	631
Total operating expenses	221,078	207,310
Operating income (loss)	364	(61)
Interest expense, net	(31,041)	(32,769)
Debt extinguishment	(7)	(245)
Gain on involuntary conversion, net	—	150
Loss before equity in loss from unconsolidated entities	(30,684)	(32,925)
Equity in loss from unconsolidated entities	(224)	(1,583)
Loss from continuing operations	(30,908)	(34,508)
Income from discontinued operations	2,047	2,782
Net loss	(28,861)	(31,726)
Net loss (income) attributable to noncontrolling interests in other partnerships	202	(58)
Net loss attributable to redeemable noncontrolling interests in FelCor LP	196	120
Net loss attributable to FelCor	(28,463)	(31,664)
Preferred dividends	(9,678)	(9,678)
Net loss attributable to FelCor common stockholders	$(38,141)	$(41,342)
Basic and diluted per common share data:
Loss from continuing operations	$(0.32)	$(0.46)
Net loss	$(0.31)	$(0.43)
Basic and diluted weighted average common shares outstanding	123,665	95,350

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2012 and 2011
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(28,861)	$(31,726)
Foreign currency translation adjustment	308	1,292
Comprehensive loss	(28,553)	(30,434)
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	202	(58)
Comprehensive loss attributable to redeemable noncontrolling interests in FelCor LP	194	116
Comprehensive loss attributable to FelCor	$(28,157)	$(30,376)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2012 and 2011
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income			Noncontrolling Interests in Other Partnerships
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit	Treasury Stock		Comprehensive Loss	Total Equity
Balance at December 31, 2010	12,948	$478,774	101,038	$1,010	$2,190,308	$26,457	$(2,054,625)	$(73,341)	$19,795		$588,378
Retirement of treasury stock	—	—	(4,156)	(41)	—	—	(73,300)	73,341	—		—
Amortization of stock awards	—	—	—	—	827	—	—	—	—		827
Forfeiture of stock awards	—	—	(10)	—	—	—	(75)	—	—		(75)
Allocation to redeemable noncontrolling interests	—	—	—	—	143	—	—	—	—		143
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	64		64
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(445)		(445)
Other	—	—	—	—	—	—	(2)	—	—		(2)
Preferred dividends:
$0.4875 per Series A preferred share	—	—	—	—	—	—	(6,279)	—	—		(6,279)
$0.50 per Series C depositary preferred share	—	—	—	—	—	—	(3,399)	—	—		(3,399)
Comprehensive loss:
Foreign exchange translation	—	—	—	—	—	1,288	—	—	—	$1,288
Net loss	—	—	—	—	—	—	(31,664)	—	58	(31,606)
Comprehensive loss										$(30,318)	(30,318)
Balance at March 31, 2011	12,948	$478,774	96,872	$969	$2,191,278	$27,745	$(2,169,344)	$—	$19,472		$548,894
Balance at December 31, 2011	12,948	$478,774	124,281	$1,243	$2,353,251	$25,738	$(2,297,468)	$—	$25,357		$586,895
Amortization of stock awards	—	—	—	—	232	—	—	—	—		232
Forfeiture of stock awards	—	—	(63)	(1)	193	—	(199)	—	—		(7)
Conversion of operating partnership units into common shares	—	—	—	—	1	—	—	—	—		1
Allocation to redeemable noncontrolling interests	—	—	—	—	(230)	—	—	—	—		(230)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	291		291
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(455)		(455)
Other	—	—	—	—	—	—	(4)	—	—		(4)
Preferred dividends:
$0.4875 per Series A preferred share	—	—	—	—	—	—	(6,279)	—	—		(6,279)
$0.50 per Series C depositary preferred share	—	—	—	—	—	—	(3,399)	—	—		(3,399)
Comprehensive loss:
Foreign exchange translation	—	—	—	—	—	306	—	—	—	$306
Net loss	—	—	—	—	—	—	(28,463)	—	(202)	(28,665)
Comprehensive loss										$(28,359)	(28,359)
Balance at March 31, 2012	12,948	$478,774	124,218	$1,242	$2,353,447	$26,044	$(2,335,812)	$—	$24,991		$548,686

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(28,861)	$(31,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,992	35,671
Amortization of deferred financing fees and debt discount	4,487	4,715
Amortization of unearned officers’ and directors’ compensation	1,296	1,803
Equity in loss from unconsolidated entities	224	1,583
Distributions of income from unconsolidated entities	475	165
Debt extinguishment	7	252
Changes in assets and liabilities:
Accounts receivable	(9,572)	(9,316)
Restricted cash - operations	—	(458)
Other assets	960	(3,090)
Accrued expenses and other liabilities	31,638	6,206
Net cash flow provided by operating activities	33,646	5,805
Cash flows from investing activities:
Improvements and additions to hotels	(41,385)	(15,038)
Hotel development	(4,560)	—
Payment of accrued selling costs	(413)	—
Additions to condominium project	—	(65)
Change in restricted cash – investing	885	(2,094)
Insurance proceeds	—	11
Distributions from unconsolidated entities	403	200
Net cash flow used in investing activities	(45,070)	(16,986)
Cash flows from financing activities:
Proceeds from borrowings	36,000	185,040
Repayment of borrowings	(9,372)	(269,318)
Payment of deferred financing fees	(996)	(4,491)
Distributions paid to noncontrolling interests	(455)	(445)
Contributions from noncontrolling interests	291	64
Distributions paid to preferred stockholders	(9,678)	(9,678)
Net cash flow provided by (used in) financing activities	15,790	(98,828)
Effect of exchange rate changes on cash	51	77
Net change in cash and cash equivalents	4,417	(109,932)
Cash and cash equivalents at beginning of periods	93,758	200,972
Cash and cash equivalents at end of periods	$98,175	$91,040

Supplemental cash flow information – interest paid, net of capitalized interest	$5,665	$12,095

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2012	2011
Assets
Investment in hotels, net of accumulated depreciation of $929,432 and $987,895 at March 31, 2012 and December 31, 2011, respectively	$1,880,472	$1,953,795
Hotel development	124,862	120,163
Investment in unconsolidated entities	68,900	70,002
Hotels held for sale	82,643	—
Cash and cash equivalents	98,175	93,758
Restricted cash	83,354	84,240
Accounts receivable, net of allowance for doubtful accounts of $396 and $333 at March 31, 2012 and December 31, 2011, respectively	36,737	27,135
Deferred expenses, net of accumulated amortization of $13,004 and $13,119 at March 31, 2012 and December 31, 2011, respectively	28,784	29,772
Other assets	23,248	24,363
Total assets	$2,427,175	$2,403,228
Liabilities and Partners' Capital
Debt, net of discount of $29,559 and $32,069 at March 31, 2012 and December 31, 2011, respectively	$1,625,605	$1,596,466
Distributions payable	76,293	76,293
Accrued expenses and other liabilities	173,530	140,548
Total liabilities	1,875,428	1,813,307
Commitments and contingencies
Redeemable units, 636 units issued and outstanding at March 31, 2012 and December 31, 2011	3,061	3,026
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at March 31, 2012 and December 31, 2011	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at March 31, 2012 and December 31, 2011	169,412	169,412
Common units, 124,218 and 124,281 units issued and outstanding at March 31, 2012 and December 31, 2011, respectively	18,765	56,916
Accumulated other comprehensive income	26,156	25,848
Total FelCor LP partners' capital	523,695	561,538
Noncontrolling interests	24,991	25,357
Total partners' capital	548,686	586,895
Total liabilities and partners' capital	$2,427,175	$2,403,228

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011
(unaudited, in thousands, except for per unit data)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Hotel operating revenue	$221,167	$207,024
Other revenue	275	225
Total revenues	221,442	207,249
Expenses:
Hotel departmental expenses	83,216	76,390
Other property-related costs	64,435	60,532
Management and franchise fees	10,366	9,655
Taxes, insurance and lease expense	22,313	19,778
Corporate expenses	8,212	9,537
Depreciation and amortization	31,573	30,787
Other expenses	963	631
Total operating expenses	221,078	207,310
Operating income (loss)	364	(61)
Interest expense, net	(31,041)	(32,769)
Debt extinguishment	(7)	(245)
Gain on involuntary conversion, net	—	150
Loss before equity in loss from unconsolidated entities	(30,684)	(32,925)
Equity in loss from unconsolidated entities	(224)	(1,583)
Loss from continuing operations	(30,908)	(34,508)
Income from discontinued operations	2,047	2,782
Net loss	(28,861)	(31,726)
Net loss (income) attributable to noncontrolling interests	202	(58)
Net loss attributable to FelCor LP	(28,659)	(31,784)
Preferred distributions	(9,678)	(9,678)
Net loss attributable to FelCor LP common unitholders	$(38,337)	$(41,462)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.32)	$(0.46)
Net loss	$(0.31)	$(0.43)
Basic and diluted weighted average common units outstanding	124,301	95,635

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2012 and 2011
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(28,861)	$(31,726)
Foreign currency translation adjustment	308	1,292
Comprehensive loss	(28,553)	(30,434)
Comprehensive loss (income) attributable to noncontrolling interests	202	(58)
Comprehensive loss attributable to FelCor LP	$(28,351)	$(30,492)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2012 and 2011
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2010	$478,774	$63,235	$26,574	$19,795		$588,378
FelCor restricted stock compensation	—	752	—	—		752
Contributions	—	—	—	64		64
Distributions	—	(9,678)	—	(445)		(10,123)
Allocation to redeemable units	—	259	—	—		259
Other	—	(2)	—	—		(2)
Comprehensive loss:
Foreign exchange translation			1,292		$1,292
Net loss		(31,784)		58	(31,726)
Comprehensive loss					$(30,434)	(30,434)
Balance at March 31, 2011	$478,774	$22,782	$27,866	$19,472		$548,894

Balance at December 31, 2011	$478,774	$56,916	$25,848	$25,357		$586,895
FelCor restricted stock compensation	—	225	—	—		225
Contributions	—	—	—	291		291
Distributions	—	(9,678)	—	(455)		(10,133)
Allocation to redeemable units	—	(35)	—	—		(35)
Other	—	(4)	—	—		(4)
Comprehensive loss:
Foreign exchange translation			308		$308
Net loss		(28,659)		(202)	(28,861)
Comprehensive loss					$(28,553)	(28,553)
Balance at March 31, 2012	$478,774	$18,765	$26,156	$24,991		$548,686

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(28,861)	$(31,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,992	35,671
Amortization of deferred financing fees and debt discount	4,487	4,715
Amortization of unearned officers’ and directors’ compensation	1,296	1,803
Equity in loss from unconsolidated entities	224	1,583
Distributions of income from unconsolidated entities	475	165
Debt extinguishment	7	252
Changes in assets and liabilities:
Accounts receivable	(9,572)	(9,316)
Restricted cash - operations	—	(458)
Other assets	960	(3,090)
Accrued expenses and other liabilities	31,638	6,206
Net cash flow provided by operating activities	33,646	5,805
Cash flows from investing activities:
Improvements and additions to hotels	(41,385)	(15,038)
Hotel development	(4,560)	—
Payment of accrued selling costs	(413)	—
Additions to condominium project	—	(65)
Change in restricted cash – investing	885	(2,094)
Insurance proceeds	—	11
Distributions from unconsolidated entities	403	200
Net cash flow used in investing activities	(45,070)	(16,986)
Cash flows from financing activities:
Proceeds from borrowings	36,000	185,040
Repayment of borrowings	(9,372)	(269,318)
Payment of deferred financing fees	(996)	(4,491)
Distributions paid to noncontrolling interests	(455)	(445)
Contributions from noncontrolling interests	291	64
Distributions paid to preferred unitholders	(9,678)	(9,678)
Net cash flow provided by (used in) financing activities	15,790	(98,828)
Effect of exchange rate changes on cash	51	77
Net change in cash and cash equivalents	4,417	(109,932)
Cash and cash equivalents at beginning of periods	93,758	200,972
Cash and cash equivalents at end of periods	$98,175	$91,040

Supplemental cash flow information – interest paid, net of capitalized interest	$5,665	$12,095

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT.  FelCor is the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in (i) 70 hotels in continuing operations with approximately 20,000 rooms and (ii) six hotels designated as held for sale at March 31, 2012. At March 31, 2012, we had an aggregate of 124,854,248 shares and units outstanding, consisting of 124,218,010 shares of FelCor common stock and 636,238 FelCor LP units not owned by FelCor.

Of the 70 hotels included in continuing operations, we owned a 100% interest in 52 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 13 hotels. We consolidate our real estate interests in the 57 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 69 of the 70 hotels in continuing operations to our taxable REIT subsidiaries, of which we own a controlling interest. One 50% owned hotel was operated without a lease. Because we owned controlling interests in these lessees, we consolidated our interests in these 69 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statement of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in each of the remaining 57 hotels (we consolidate our real estate interest in these hotels).

The following table illustrates the distribution of our 69 Consolidated Hotels at March 31, 2012:

Brand	Hotels	Rooms
Embassy Suites Hotels®	38	10,003
Holiday Inn®	13	4,387
Sheraton® and Westin®	6	2,224
Doubletree® and Hilton®	6	1,450
Marriott® and Renaissance®	3	1,321
Fairmont®	1	383
Independent (Morgans/Royalton)	2	282
Total	69	20,050

At March 31, 2012, our Consolidated Hotels were located in the United States (68 hotels in 22 states) and Canada (one hotel in Ontario), with concentrations in California (15 hotels), Florida (8 hotels) and Texas (7 hotels). Approximately 52% of our hotel room revenues were generated from hotels in these three states during the first three months of 2012.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)

At March 31, 2012, of our 69 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 43 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 13 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed six hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (v) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, (vi) a subsidiary of Morgans Hotel Group Corp. managed two hotels, and (vii) an independent management company managed one hotel.

In addition to the above hotels, we own the Knickerbocker Building that is being developed as a hotel in midtown Manhattan.

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Our three-month period ending March 31, 2012 and 2011 includes the results of operations for our Marriott-managed hotels for the 12 week period ending March 23, 2012 and March 25, 2011, respectively.

The information in our consolidated financial statements for the three months ended March 31, 2012 and 2011 is unaudited.  Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying financial statements for the three months ended March 31, 2012 and 2011, include adjustments based on management's estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 13 hotels at March 31, 2012 and December 31, 2011.  We also own a 50% interest in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)

The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	March 31,	December 31,
	2012	2011
Investment in hotels, net of accumulated depreciation	$168,613	$173,310
Total assets	$194,583	$199,063
Debt	$149,892	$150,388
Total liabilities	$153,401	$156,607
Equity	$41,182	$42,456
Our unconsolidated entities’ debt at March 31, 2012 and December 31, 2011 consisted entirely of non-recourse mortgage debt. In January 2012, one of our unconsolidated joint ventures refinanced $130 million of debt and extended the maturity until 2014.
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2012	2011
Total revenues	$10,989	$11,688
Net income (loss)	$481	$(2,235)

Net income (loss) attributable to FelCor	$241	$(1,118)
Depreciation of cost in excess of book value	(465)	(465)
Equity in loss from unconsolidated entities	$(224)	$(1,583)
The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	March 31,	December 31,
	2012	2011
Hotel-related investments	$12,392	$12,400
Cost in excess of book value of hotel investments	48,309	48,774
Land and condominium investments	8,199	8,828
	$68,900	$70,002
The following table summarizes the components of our equity in loss from unconsolidated entities (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Hotel investments	$405	$(962)
Other investments	(629)	(621)
Equity in loss from unconsolidated entities	$(224)	$(1,583)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt

Consolidated debt consisted of the following (dollars in thousands):

	Encumbered Hotels		Interest Rate (%)		Maturity Date	March 31, 2012	December 31, 2011
Line of credit(a)	11		L + 4.50		August 2014(b)	$36,000	$—
Hotel mortgage debt
Mortgage debt	8		L + 5.10	(c)	April 2015	202,767	202,982
Mortgage debt	9		L + 2.20		May 2013(d)	148,504	156,398
Mortgage debt	7		9.02		April 2014	108,473	109,044
Mortgage debt	5	(e)	6.66		June - August 2014	66,895	67,375
Mortgage debt	1		5.81		July 2016	10,760	10,876
Senior notes
Senior secured notes	6		6.75		June 2019	525,000	525,000
Senior secured notes(f)	11		10.00		October 2014	462,346	459,931
Other(g)	—		L + 1.50		December 2012	64,860	64,860
Total	58					$1,625,605	$1,596,466

(a)	We currently have $189 million available under our $225 million line of credit.

(b)	The line of credit can be extended for one year (to 2015), subject to satisfying certain conditions.

(c)	LIBOR (for this loan) is subject to a 3% floor. We purchased an interest rate cap ($212 million notional amount) that caps LIBOR at 5% and expires May 2012.

(d)	This loan can be extended for six months, subject to satisfying certain conditions.

(e)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.

(f)
These notes have $492 million in aggregate principal outstanding ($144 million and $96,000 in aggregate principal amount was redeemed in June 2011 and January 2012, respectively) and were initially sold at a discount that provided an effective yield of 12.875% before transaction costs.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt — (continued)

In March 2011, we established a $225 million secured line of credit with a group of seven banks. At the same time, we repaid a $198.3 million secured loan and a $28.8 million secured loan with a combination of $52.1 million of cash on hand and funds drawn under our line of credit (which was subsequently repaid). The repaid loans would have matured in 2013 and 2012 (including extensions), respectively, and were secured by mortgages on 11 hotels. Those same hotels secure repayment of amounts outstanding under the line of credit. The credit facility bears interest at LIBOR, plus 4.5%, with no LIBOR floor. At March 31, 2012, we have an outstanding balance of $36.0 million drawn on the line of credit.

We reported $31.0 million and $32.8 million of interest expense for the three months ended March 31, 2012 and 2011, respectively, which is net of: (i) interest income of $48,000 and $41,000 and (ii) capitalized interest of $3.3 million and $198,000, respectively.

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Room revenue	$173,016	$160,337
Food and beverage revenue	36,524	34,817
Other operating departments	11,627	11,870
Total hotel operating revenue	$221,167	$207,024

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2012		2011
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$47,733	21.6%	$43,352	20.9%
Food and beverage	29,749	13.5	27,380	13.2
Other operating departments	5,734	2.5	5,658	2.8
Total hotel departmental expenses	$83,216	37.6%	$76,390	36.9%

Other property-related costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2012		2011
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$21,361	9.7%	$20,142	9.7%
Marketing	20,627	9.3	18,482	8.9
Repair and maintenance	12,463	5.6	11,461	5.5
Utilities	9,984	4.5	10,447	5.1
Total other property-related costs	$64,435	29.1%	$60,532	29.2%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Hotel lease expense(a)	$9,194	$8,304
Land lease expense(b)	2,386	2,199
Real estate and other taxes	8,288	6,918
Property insurance, general liability insurance and other	2,445	2,357
Total taxes, insurance and lease expense	$22,313	$19,778

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities, and is partially (generally 49%) offset through noncontrolling interests in other partnerships.  Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $3.8 million and $2.9 million for the three months ended March 31, 2012 and 2011, respectively.

(b)	Land lease expense includes percentage rent of $915,000 and $739,000 for the three months ended March 31, 2012 and 2011, respectively.

6.	Impairment

Our hotels comprise operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations.  Accordingly, we consider our hotels to be components for purposes of determining impairment charges and reporting discontinued operations.

We may record impairment charges if operating results of individual hotels are materially different from our forecasts, if the economy and/or lodging industry weakens, or if we shorten our contemplated holding period for additional hotels. We had no impairments during the three months ended March 31, 2012 and 2011.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Discontinued Operations

We had six hotels held for sale at March 31, 2012.  We consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale) when a buyer completes its due diligence review, we have an executed contract for sale, and we have received a substantial non-refundable deposit.

Discontinued operations include results of operations for six hotels designated as held for sale at March 31, 2012 and eight hotels sold in 2011.  The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Hotel operating revenue	$14,362	$30,322
Operating expenses	(11,593)	(26,456)
Operating income from discontinued operations	2,769	3,866
Interest expense, net	(722)	(1,077)
Debt extinguishment	—	(7)
Income from discontinued operations	$2,047	$2,782

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Loss Per Share/Unit

The following tables set forth the computation of basic and diluted loss per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net loss attributable to FelCor	$(28,463)	$(31,664)
Discontinued operations attributable to FelCor	(2,037)	(2,774)
Loss from continuing operations attributable to FelCor	(30,500)	(34,438)
Less: Preferred dividends	(9,678)	(9,678)
Numerator for continuing operations attributable to FelCor common stockholders	(40,178)	(44,116)
Discontinued operations attributable to FelCor	2,037	2,774
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(38,141)	$(41,342)
Denominator:
Denominator for basic and diluted loss per share	123,665	95,350
Basic and diluted loss per share data:
Loss from continuing operations	$(0.32)	$(0.46)
Discontinued operations	$0.02	$0.03
Net loss	$(0.31)	$(0.43)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Loss Per Share/Unit — (continued)

FelCor LP Loss Per Unit

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net loss attributable to FelCor LP	$(28,659)	$(31,784)
Discontinued operations attributable to FelCor LP	(2,047)	(2,782)
Loss from continuing operations attributable to FelCor LP	(30,706)	(34,566)
Less: Preferred distributions	(9,678)	(9,678)
Numerator for continuing operations attributable to FelCor LP common unitholders	(40,384)	(44,244)
Discontinued operations attributable to FelCor LP	2,047	2,782
Numerator for basic and diluted loss attributable to FelCor LP common unitholders	$(38,337)	$(41,462)
Denominator:
Denominator for basic and diluted loss per unit	124,301	95,635
Basic and diluted loss per unit data:
Loss from continuing operations	$(0.32)	$(0.46)
Discontinued operations	$0.02	$0.03
Net loss	$(0.31)	$(0.43)

Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted loss per share/unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Series A convertible preferred shares/units	9,985	9,985

Series A preferred dividends (distributions) that would be excluded from net loss attributable to FelCor common stockholders (or FelCor LP common unitholders), if these Series A preferred shares/units were dilutive, were $6.3 million for the three months ended March 31, 2012 and 2011.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Dividends/Distributions

In January 2011, FelCor reinstated its current quarterly preferred dividend and has paid current quarterly preferred dividends each quarter since January 2011. Funds used by FelCor to pay common or preferred dividends are provided through distributions from FelCor LP. We are restricted from paying any common dividends unless and until all accrued and current preferred dividends are paid. FelCor's Board of Directors will determine whether and when to declare future dividends (including the accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements.  We had $76.3 million of aggregate accrued dividends (of which $67.8 million relate to dividends in arrears) payable to holders of our Series A and Series C preferred stock at March 31, 2012 and December 31, 2011.

10.	Fair Value of Financial Instruments

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of March 31, 2012.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 1 input) and has an estimated fair value of $1.1 billion at March 31, 2012 and December 31, 2011; and (iii) our debt that is not traded publicly is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $664.9 million and $640.9 million at March 31, 2012 and December 31, 2011, respectively. The estimated fair value of all our debt was $1.8 billion at March 31, 2012 and $1.7 billion at December 31, 2011.

11.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units – (continued)

At March 31, 2012, we had 636,238 limited partnership units outstanding. We carried 367,647 outstanding limited partner units at $2.1 million, which is the issue price less the holders’ share of allocated losses for the period the units were outstanding. We carried the remaining 268,591outstanding units of limited partner interest at $967,000, based on the closing price of FelCor's common stock at March 31, 2012 ($3.60/share).

Changes in redeemable noncontrolling interests (or redeemable units) for the three months ended March 31, 2012 and 2011 are shown below (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$3,026	$2,004
Issuance of units	—	—
Conversion of units	(1)	—
Redemption value allocation	230	(143)
Comprehensive income (loss):
Foreign exchange translation	2	4
Net loss	(196)	(120)
Balance at end of period	$3,061	$1,745

12.	FelCor LP's Consolidating Financial Information

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

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$72,277	$797,571	$1,010,624	$—	$1,880,472
Hotel development	—	—	124,862	—	124,862
Equity investment in consolidated entities	1,452,057	—	—	(1,452,057)	—
Investment in unconsolidated entities	55,772	11,692	1,436	—	68,900
Hotels held for sale	—	14,205	68,438	—	82,643
Cash and cash equivalents	37,278	57,751	3,146	—	98,175
Restricted cash	—	9,464	73,890	—	83,354
Accounts receivable, net	456	36,237	44	—	36,737
Deferred expenses, net	18,523	—	10,261	—	28,784
Other assets	6,510	10,146	6,592	—	23,248

Total assets	$1,642,873	$937,066	$1,299,293	$(1,452,057)	$2,427,175

Debt, net	$987,345	$—	$638,260	$—	$1,625,605
Distributions payable	76,293	—	—	—	76,293
Accrued expenses and other liabilities	52,479	112,198	8,853	—	173,530

Total liabilities	1,116,117	112,198	647,113	—	1,875,428

Redeemable units	3,061	—	—	—	3,061

Preferred units	478,774	—	—	—	478,774
Common units	44,921	800,579	625,322	(1,452,057)	18,765
Accumulated other comprehensive income	—	26,156	—	—	26,156
Total FelCor LP partners’ capital	523,695	826,735	625,322	(1,452,057)	523,695
Noncontrolling interests	—	(1,867)	26,858	—	24,991
Total partners' capital	523,695	824,868	652,180	(1,452,057)	548,686
Total liabilities and partners' capital	$1,642,873	$937,066	$1,299,293	$(1,452,057)	$2,427,175

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP's Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$67,828	$805,280	$1,080,687	$—	$1,953,795
Hotel development	—	—	120,163	—	120,163
Equity investment in consolidated entities	1,478,347	—	—	(1,478,347)	—
Investment in unconsolidated entities	56,492	12,063	1,447	—	70,002
Cash and cash equivalents	23,503	67,001	3,254	—	93,758
Restricted cash	—	11,514	72,726	—	84,240
Accounts receivable, net	540	26,357	238	—	27,135
Deferred expenses, net	24,101	—	5,671	—	29,772
Other assets	8,507	10,817	5,039	—	24,363

Total assets	$1,659,318	$933,032	$1,289,225	$(1,478,347)	$2,403,228

Debt, net	$984,931	$—	$611,535	$—	$1,596,466
Distributions payable	76,293	—	—	—	76,293
Accrued expenses and other liabilities	33,530	98,127	8,891	—	140,548

Total liabilities	1,094,754	98,127	620,426	—	1,813,307

Redeemable units	3,026	—	—	—	3,026

Preferred units	478,774	—	—	—	478,774
Common units	82,764	810,554	641,945	(1,478,347)	56,916
Accumulated other comprehensive income	—	25,848	—	—	25,848
Total FelCor LP partners’ capital	561,538	836,402	641,945	(1,478,347)	561,538
Noncontrolling interests	—	(1,497)	26,854	—	25,357
Total partners' capital	561,538	834,905	668,799	(1,478,347)	586,895
Total liabilities and partners' capital	$1,659,318	$933,032	$1,289,225	$(1,478,347)	$2,403,228

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP's Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$221,167	$—	$—	$221,167
Percentage lease revenue	1,248	—	43,271	(44,519)	—
Other revenue	1	220	54	—	275
Total revenues	1,249	221,387	43,325	(44,519)	221,442

Expenses:
Hotel operating expenses	—	158,017	—	—	158,017
Taxes, insurance and lease expense	303	60,967	5,562	(44,519)	22,313
Corporate expenses	1,844	3,410	2,958	—	8,212
Depreciation and amortization	1,131	11,753	18,689	—	31,573
Other expenses	418	508	37	—	963
Total operating expenses	3,696	234,655	27,246	(44,519)	221,078
Operating income	(2,447)	(13,268)	16,079	—	364
Interest expense, net	(21,099)	(345)	(9,597)	—	(31,041)
Debt extinguishment	(7)	—	—	—	(7)
Loss before equity in loss from unconsolidated entities	(23,553)	(13,613)	6,482	—	(30,684)
Equity in loss from consolidated entities	(5,138)	—	—	5,138	—
Equity in loss from unconsolidated entities	32	(245)	(11)	—	(224)
Loss from continuing operations	(28,659)	(13,858)	6,471	5,138	(30,908)
Income from discontinued operations	—	23	2,024	—	2,047
Net loss	(28,659)	(13,835)	8,495	5,138	(28,861)
Loss attributable to noncontrolling interests	—	265	(63)	—	202
Net loss attributable to FelCor LP	(28,659)	(13,570)	8,432	5,138	(28,659)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(38,337)	$(13,570)	$8,432	$5,138	$(38,337)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP's Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$207,024	$—	$—	$207,024
Percentage lease revenue	1,247	—	40,476	(41,723)	—
Other revenue	7	188	30	—	225
Total revenues	1,254	207,212	40,506	(41,723)	207,249

Expenses:
Hotel operating expenses	—	146,577	—	—	146,577
Taxes, insurance and lease expense	279	55,845	5,377	(41,723)	19,778
Corporate expenses	169	5,159	4,209	—	9,537
Depreciation and amortization	1,165	11,061	18,561	—	30,787
Other expenses	115	483	33	—	631
Total operating expenses	1,728	219,125	28,180	(41,723)	207,310
Operating loss	(474)	(11,913)	12,326	—	(61)
Interest expense, net	(19,843)	(685)	(12,241)	—	(32,769)
Debt extinguishment	—	—	(245)	—	(245)
Gain on involuntary conversion, net	—	150	—	—	150
Loss before equity in loss from unconsolidated entities	(20,317)	(12,448)	(160)	—	(32,925)
Equity in income from consolidated entities	(10,530)	—	—	10,530	—
Equity in loss from unconsolidated entities	(1,153)	(419)	(11)	—	(1,583)
Loss from continuing operations	(32,000)	(12,867)	(171)	10,530	(34,508)
Income from discontinued operations	216	147	2,419	—	2,782
Net loss	(31,784)	(12,720)	2,248	10,530	(31,726)
Income attributable to noncontrolling interests	—	228	(286)	—	(58)
Net loss attributable to FelCor LP	(31,784)	(12,492)	1,962	10,530	(31,784)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(41,462)	$(12,492)	$1,962	$10,530	$(41,462)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP's Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(28,659)	$(13,835)	$8,495	$5,138	$(28,861)
Foreign currency translation adjustment	—	308	—	—	308
Comprehensive loss	(28,659)	(13,527)	8,495	5,138	(28,553)
Comprehensive loss attributable to noncontrolling interests	—	265	(63)	—	202
Comprehensive loss attributable to FelCor LP	$(28,659)	$(13,262)	$8,432	$5,138	$(28,351)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(31,784)	$(12,720)	$2,248	$10,530	$(31,726)
Foreign currency translation adjustment	—	1,292	—	—	1,292
Comprehensive loss	(31,784)	(11,428)	2,248	10,530	(30,434)
Comprehensive income attributable to noncontrolling interests	—	228	(286)	—	(58)
Comprehensive loss attributable to FelCor LP	$(31,784)	$(11,200)	$1,962	$10,530	$(30,492)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP's Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from operating activities	$828	$3,810	$29,008	$33,646
Cash flows used in investing activities	(4,669)	(18,538)	(21,863)	(45,070)
Cash flows from financing activities	17,616	5,427	(7,253)	15,790
Effect of exchange rates changes on cash	—	51	—	51
Change in cash and cash equivalents	13,775	(9,250)	(108)	4,417
Cash and cash equivalents at beginning of period	23,503	67,001	3,254	93,758
Cash and equivalents at end of period	$37,278	$57,751	$3,146	$98,175

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from operating activities	$(8,926)	$(8,180)	$22,911	$5,805
Cash flows used in investing activities	214	(5,221)	(11,979)	(16,986)
Cash flows used in financing activities	(100,597)	13,272	(11,503)	(98,828)
Effect of exchange rates changes on cash	—	77	—	77
Change in cash and cash equivalents	(109,309)	(52)	(571)	(109,932)
Cash and cash equivalents at beginning of period	155,350	43,647	1,975	200,972
Cash and equivalents at end of period	$46,041	$43,595	$1,404	$91,040

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Business and leisure travel began to increase in 2010 following the recent recession, while new hotel construction remained at historic low levels. The lodging industry continues to gain momentum and has rebounded to levels more consistent with long-term trends, with improvements in both occupancy and average daily rate, or ADR.

While our hotels continued to grow occupancy slightly during the first quarter of 2012, ADR increased due to resurging corporate demand, accounting for nearly all of the 3.6% increase in revenue per available room, or RevPAR, in the first quarter of 2012 (occupancy also grew by 10 basis points). RevPAR for the hotels, excluding ten hotels under renovation or redevelopment, increased 7.1%.
We continue to make progress toward achieving the objective of our long-term strategic plan:

•
We agreed to sell six non-strategic hotels for $103 million. The transaction is expected to close late in the second quarter. Proceeds from the sale will be used to repay $69 million of related debt, with the remaining proceeds, after selling costs, used to pay a portion of our accrued preferred dividends (almost half of the $68 million in arrears).

•
We have 10 hotels on the market (excluding the six we have agreed to sell). We will use the sale proceeds to repay existing debt (approximately $79 million) and pay remaining accrued preferred dividends.

•	We refinanced $130 million of unconsolidated debt (our pro rata share is $65 million) and extended the maturity until 2014.

•	Seven of the ten hotels under renovation or redevelopment have been substantially completed.

Results of Operations

Comparison of the Three Months ended March 31, 2012 and 2011

For the three months ended March 31, 2012, we recorded a $28.9 million net loss compared to a $31.7 million net loss for the same period in 2011.

In the first quarter of 2012:

•
Total revenue was $221.4 million, a 6.9% increase compared to the same period in 2011. This increase is primarily attributed to a 3.6% increase in same-store RevPAR (1.8% at our core hotels and 8.1% at our non-strategic hotels), reflecting a 3.5% increase in ADR and a 10 basis point increase in occupancy, as well as $6.3 million in incremental revenue from our recently-acquired hotels (Royalton and Morgans, acquired in May 2011).

•
Hotel departmental expenses increased $6.8 million (including $4.1 million of incremental hotel departmental expenses from our recently-acquired hotels). As a percentage of total revenue, hotel departmental expenses increased from 36.9% to 37.6% compared to the same period in 2011. This change is primarily due to the mix and nature of the business at our recently acquired hotels, which have a higher percentage of food and beverage revenue than the remainder of our portfolio. Food and beverage operations generally has much higher expenses as a percent of revenue than the rooms department.

•
Other property-related costs increased $3.9 million due to a combination of higher costs (such as marketing programs) and $2.2 million of incremental other property-related costs from our recently-acquired hotels. As a percentage of total revenue, this remained essentially unchanged compared to the same period in 2011.

•
Management and franchise fees increased $711,000 compared to the same period in 2011, primarily due to higher revenues (which serve as the basis for determining such fees). As a percent of total revenue, these costs remained essentially unchanged from the same period in 2011.

•
Taxes, insurance and lease expense increased $2.5 million compared to the same period in 2011 (including $641,000 of incremental taxes, insurance, and lease expenses from our recently-acquired hotels), and increased as a percentage of total revenue from 9.5% to 10.1% compared to the same period in 2011. The higher percentage of revenue reflects a combination of increased percentage lease expense in 2012 (computed as a percentage of hotel revenues in excess of base rent therefore, as revenue increases, percentage rent increases at a faster rate), and lower estimated Canadian taxes in 2011.

•
Corporate expenses decreased $1.3 million and decreased as a percentage of total revenue from 4.6% to 3.7%. This decrease primarily reflects lower payroll tax withholding with respect to restricted cash awards, which were lower in 2012 than in 2011. Amounts withheld decreased as a result of a decrease in the restricted cash granted compared to the prior year. We recognize payroll tax withholding on these awards as an expense when awarded rather than expensed over the normal three-year vesting periods (as is the case with the remainder of the awards).

•	Depreciation and amortization expense increased $786,000 compared to the same period in 2011 primarily reflecting $761,000 of incremental depreciation expense related to our recently-acquired hotels.

•	Net interest expense decreased $1.7 million compared to the same period in 2011, primarily reflecting increased capitalized interest related to redeveloping the Knickerbocker Hotel.

•	Discontinued operations relates to six hotels held for sale at March 31, 2012 and eight hotels sold in 2011.

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

The following table details our computation of FFO and Adjusted FFO (in thousands, except for per share data):

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended March 31,
	2012			2011
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(28,861)			$(31,726)
Noncontrolling interests	398			62
Preferred dividends	(9,678)			(9,678)
Net loss attributable to FelCor common stockholders	(38,141)	123,665	$(0.31)	(41,342)	95,350	$(0.43)
Depreciation and amortization	31,573	—	0.26	30,787	—	0.32
Depreciation, discontinued operations and unconsolidated entities	4,256	—	0.03	8,111	—	0.09
Gain on involuntary conversion, net	—	—	—	(150)	—	—
Noncontrolling interests in FelCor LP	(196)	636	—	(120)	285	(0.01)
FFO	(2,508)	124,301	(0.02)	(2,714)	95,635	(0.03)
Acquisition costs	38	—	—	119	—	—
Debt extinguishment, including discontinued operations	7	—	—	252	—	0.01
Severance costs	380	—	—	—	—	—
Adjusted FFO	$(2,083)	124,301	$(0.02)	$(2,343)	95,635	$(0.02)

The following table details our computation of EBITDA and Adjusted EBITDA (in thousands):

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(28,861)	$(31,726)
Depreciation and amortization	31,573	30,787
Depreciation, discontinued operations and unconsolidated entities	4,256	8,111
Interest expense	31,089	32,810
Interest expense, discontinued operations and unconsolidated entities	1,398	2,205
Amortization of stock compensation	1,296	1,803
Noncontrolling interests in other partnerships	202	(58)
EBITDA	40,953	43,932
Debt extinguishment, including discontinued operations	7	252
Acquisition costs	38	119
Gain on involuntary conversion	—	(150)
Severance costs	380	—
Adjusted EBITDA	$41,378	$44,153

The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses on our same-store hotels, and includes the reconciliation of hotel operating expenses to total operating expenses at the dates presented.

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
Same-store operating revenue:
Room	$173,016	$165,329
Food and beverage	36,524	36,042
Other operating departments	11,627	12,224
Same-store operating revenue	221,167	213,595
Same-store operating expense:
Room	47,733	45,798
Food and beverage	29,749	28,972
Other operating departments	5,734	5,766
Other property related costs	64,435	62,770
Management and franchise fees	10,366	9,852
Taxes, insurance and lease expense	14,950	13,857
Same-store operating expense	172,967	167,015
Hotel EBITDA	$48,200	$46,580
Hotel EBITDA Margin	21.8%	21.8%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income (Loss)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Same-store operating revenue(a)	$221,167	$213,595
Other revenue	275	225
Revenue from acquired hotels	—	(6,571)
Total revenue	221,442	207,249
Same-store operating expense(a)	172,967	167,015
Consolidated hotel lease expense(b)	9,194	8,304
Unconsolidated taxes, insurance and lease expense	(1,831)	(1,684)
Corporate expenses	8,212	9,537
Depreciation and amortization	31,573	30,787
Expenses from acquired hotels	—	(7,280)
Other expenses	963	631
Total expense	221,078	207,310
Operating income (loss)	$364	$(61)

(a)	For same-store metrics, we have included the two hotels acquired in May 2011 for all periods presented.

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
Use and Limitations of Non-GAAP Measures

Our management and Board of Directors use FFO, Adjusted FFO, EBITDA, Adjusted EBITDA, Same-store Adjusted EBITDA, Hotel EBITDA and Hotel EBITDA margin to evaluate the performance of our hotels and to facilitate comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital intensive companies.  We use Hotel EBITDA and Hotel EBITDA margin in evaluating hotel-level performance and the operating efficiency of our hotel managers.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at March 31, 2012, our pro rata share of hotel rooms, included in continuing operations, after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at March 31, 2012
Consolidated Hotels	69	20,050
Unconsolidated hotel operations	1	171
Total hotels	70	20,221

50% joint ventures	13	(1,573)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	3	(68)
Pro rata rooms attributed to joint venture partners		(1,895)
Pro rata share of rooms owned		18,326

Hotel Portfolio Composition

The following table illustrates the distribution of same-store hotels.

Brand	Hotels	Rooms	% of Total Rooms	2011 Hotel EBITDA (in thousands)(a)
Embassy Suites Hotels	21	5,742	29	79,977
Holiday Inn	9	3,119	16	32,535
Doubletree and Hilton	5	1,206	6	15,347
Sheraton and Westin	4	1,604	8	15,198
Renaissance and Marriott	3	1,321	7	11,354
Fairmont	1	383	1	5,699
Morgans/Royalton	2	282	1	3,845
Core hotels	45	13,657	68	163,955
Non-strategic hotels	24	6,393	32	56,105
Total same-store hotels	69	20,050	100	220,060

Market
San Francisco area	4	1,637	8	16,808
Boston	3	915	5	14,027
Los Angeles area	3	677	3	13,727
South Florida	3	923	5	13,113
Philadelphia	2	728	4	8,805
Atlanta	3	952	5	8,418
Myrtle Beach	2	640	3	7,860
Dallas	2	784	4	7,151
San Diego	1	600	3	6,142
Orlando	2	473	2	5,809
New York	2	282	1	3,845
Other markets	18	5,046	25	58,250
Core hotels	45	13,657	68	163,955
Non-strategic hotels	24	6,393	32	56,105
Total same-store hotels	69	20,050	100	220,060

Location
Urban	16	4,930	25	64,841
Airport	10	3,267	16	35,570
Resort	10	2,927	15	35,194
Suburban	9	2,533	12	28,350
Core hotels	45	13,657	68	163,955
Non-strategic hotels	24	6,393	32	56,105
Total same-store hotels	69	20,050	100	220,060

(a)
Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10‑Q.

Hotel Operating Statistics

The following tables set forth occupancy, ADR and RevPAR for the three months ended March 31, 2012 and 2011, and the percentage changes therein for the periods presented, for our same-store Consolidated Hotels included in continuing operations.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended
	March 31,
	2012	2011	%Variance
Embassy Suites Hotels	73.8	73.3	0.7
Holiday Inn	67.3	66.4	1.3
Doubletree and Hilton	62.9	60.7	3.6
Sheraton and Westin	57.6	65.9	(12.6)
Renaissance and Marriott	73.5	71.0	3.6
Fairmont	27.7	53.0	(47.8)
Morgans/Royalton	76.0	79.9	(5.0)
Core hotels (45)	68.1	69.1	(1.4)
Non-strategic hotels (24)	72.6	70.5	3.0
Total same-store hotels (69)	69.6	69.5	—

	ADR ($)
	Three Months Ended
	March 31,
	2012	2011	%Variance
Embassy Suites Hotels	145.74	140.47	3.8
Holiday Inn	123.36	116.64	5.8
Doubletree and Hilton	133.10	132.80	0.2
Sheraton and Westin	102.24	110.06	(7.1)
Renaissance and Marriott	210.58	196.66	7.1
Fairmont	213.15	199.71	6.7
Morgans/Royalton	249.85	246.10	1.5
Core hotels (45)	144.75	140.24	3.2
Non-strategic hotels (24)	121.64	115.91	4.9
Total same-store hotels (69)	137.02	132.34	3.5

	RevPAR ($)
	Three Months Ended
	March 31,
	2012	2011	%Variance
Embassy Suites Hotels	107.57	102.98	4.5
Holiday Inn	83.00	77.48	7.1
Doubletree and Hilton	83.72	80.66	3.8
Sheraton and Westin	58.86	72.49	(18.8)
Renaissance and Marriott	154.82	139.54	10.9
Fairmont	58.96	105.82	(44.3)
Morgans/Royalton	189.78	196.69	(3.5)
Core hotels (45)	98.62	96.88	1.8
Non-strategic hotels (24)	88.29	81.71	8.1
Total same-store hotels (69)	95.31	92.02	3.6

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended
	March 31,
	2012	2011	%Variance
San Francisco area	73.8	69.3	6.5
Boston	49.0	68.6	(28.5)
Los Angeles area	81.0	72.2	12.2
South Florida	86.0	85.3	0.9
Philadelphia	48.7	57.8	(15.8)
Atlanta	72.0	74.9	(3.8)
Myrtle Beach	42.9	40.8	5.0
Dallas	68.5	69.8	(1.8)
San Diego	79.8	73.8	8.1
Orlando	84.8	84.8	—
New York	76.0	79.9	(5.0)
Other markets	66.6	67.1	(0.7)
Core hotels (45)	68.1	69.1	(1.4)
Non-strategic hotels (24)	72.6	70.5	3.0
Total same-store hotels (69)	69.6	69.5	—
	ADR ($)
	Three Months Ended
	March 31,
	2012	2011	%Variance
San Francisco area	156.02	136.15	14.6
Boston	151.02	146.90	2.8
Los Angeles area	141.27	145.14	(2.7)
South Florida	184.16	174.04	5.8
Philadelphia	120.14	124.14	(3.2)
Atlanta	110.84	106.87	3.7
Myrtle Beach	106.24	98.75	7.6
Dallas	107.44	122.49	(12.3)
San Diego	121.18	122.03	(0.7)
Orlando	143.72	147.43	(2.5)
New York	249.85	246.10	1.5
Other markets	146.61	141.38	3.7
Core hotels (45)	144.75	140.24	3.2
Non-strategic hotels (24)	121.64	115.91	4.9
Total same-store hotels (69)	137.02	132.34	3.5
	RevPAR ($)
	Three Months Ended
	March 31,
	2012	2011	%Variance
San Francisco area	115.14	94.34	22.0
Boston	74.02	100.72	(26.5)
Los Angeles area	114.41	104.79	9.2
South Florida	158.44	148.41	6.8
Philadelphia	58.49	71.77	(18.5)
Atlanta	79.82	80.02	(0.2)
Myrtle Beach	45.55	40.31	13.0
Dallas	73.58	85.46	(13.9)
San Diego	96.66	90.08	7.3
Orlando	121.83	125.00	(2.5)
New York	189.78	196.69	(3.5)
Other markets	97.66	94.83	3.0
Core hotels (45)	98.62	96.88	1.8
Non-strategic hotels (24)	88.29	81.71	8.1
Total same-store hotels (69)	95.31	92.02	3.6

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at March 31, 2012.

Core Hotels	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Napa Valley	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	248
San Diego – On the Bay	Holiday Inn	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica Beach – at the Pier	Holiday Inn	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Boston – at Beacon Hill	Holiday Inn	MA	303
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Charlotte – SouthPark	Doubletree Guest Suites	NC	208
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – Midtown Manhattan – Morgans	Independent	NY	114
New York – Midtown Manhattan – Royalton	Independent	NY	168
Philadelphia – Historic District	Holiday Inn	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Holiday Inn	PA	251
Charleston – The Mills House Hotel	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383
Austin	Doubletree Guest Suites	TX	188	90%

Hotel Portfolio (continued)

Core Hotels	Brand	State	Rooms	% Owned	(a)
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Holiday Inn	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Non-strategic Hotels
Phoenix – Crescent	Sheraton	AZ	342
Santa Barbara – Goleta	Holiday Inn	CA	160
Anaheim – North	Embassy Suites Hotel	CA	222
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Wilmington	Doubletree	DE	244	90%
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Orlando – International Airport	Holiday Inn	FL	288
Atlanta – Airport	Embassy Suites Hotel	GA	232
Atlanta – Galleria	Sheraton Suites	GA	278
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Baton Rouge	Embassy Suites Hotel	LA	223
New Orleans – Convention Center	Embassy Suites Hotel	LA	370
New Orleans – French Quarter	Holiday Inn	LA	374
Bloomington	Embassy Suites Hotel	MN	218
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Toronto – Airport	Holiday Inn	Ontario	446
Nashville – Airport – Opryland Area	Embassy Suites Hotel	TN	296
Austin – Central	Embassy Suites Hotel	TX	260	50%
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%

Held for Sale Hotels (included in discontinued operations)
Boca Raton	Embassy Suites Hotel	FL	263
Ft. Lauderdale – Cypress Creek	Sheraton Suites	FL	253
Tampa – Tampa Bay	Doubletree Guest Suites	FL	203
St. Paul – Downtown	Embassy Suites Hotel	MN	208
Raleigh/Durham	Doubletree Guest Suites	NC	203
San Antonio – International Airport	Holiday Inn	TX	397

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotel under Development
New York – Midtown Manhattan – Knickerbocker Hotel	Independent	NY	330	95%

(a)	We own 100% of the real estate interests unless otherwise noted.

Liquidity and Capital Resources

Operating Activities

During the first three months of 2012, cash provided by operating activities (primarily hotel operations) was $33.6 million ($30.2 million from continuing operations), $27.8 million more than the same period in 2011.  This increase primarily reflects a payment of liquidated damages in 2011 in connection with our earlier sale of two hotels ($8.5 million) and the timing of restricted cash payments ($7.2 million). At March 31, 2012, we had $98.2 million of cash and cash equivalents, including $56.4 million held by our third-party management companies.

The lodging recovery that began in 2010 is continuing, and our ADR improved 3.5% in the first three months of 2012, contributing to substantially all our 3.6% RevPAR increase.  We expect our overall RevPAR for 2012 to increase by 5% to 6.5% compared to 2011, which assumes continued occupancy and ADR growth.  We expect to generate $75 million to $87 million of cash from operating activities in 2012.

Investing Activities

During the first three months of 2012, cash used in investing activities increased $28.1 million compared to the same period in 2011 due primarily to higher capital expenditures (primarily from renovations and redevelopments at 10 hotels and Knickerbocker hotel development). In the first three months of 2012, we completed approximately $41.4 million of capital improvements at our hotels. We expect to spend approximately $85 million for renovation and redevelopment capital in 2012, which expenditures will be funded from operating cash flow, cash on hand and borrowings under our line of credit. We also expect to spend approximately $35 million on value-enhancing redevelopment projects at three hotels: Morgans (guestrooms, corridors, public areas, meeting space, fitness area, re-concept F&B); Myrtle Beach Oceanfront Resort-Embassy Suites (public space, lobby, re-concept F&B); and the Boston Copley Plaza-Fairmont (guestrooms, corridors, public areas, meeting space, fitness area, re-concept F&B). In addition, we expect to spend approximately $60 million at the Knickerbocker, which will be funded primarily by restricted cash, as that hotel is redeveloped.

As part of our strategic plan, we intend to sell non-strategic hotels that do not meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, pay accrued preferred dividends and invest in remaining FelCor properties that generate a higher return on invested capital). We have agreed to sell six hotels for $103 million and expect the transaction to close late in the second quarter. We continue to market 10 hotels for sale, and we expect to sell most of these hotels during 2012. We have also identified 14 additional non-strategic hotels. We will continue to monitor the transaction environment and will bring these additional hotels to market at the appropriate time.

Financing Activities

During the first three months of 2012, cash provided by financing activities increased by $114.6 million compared to the same period in 2011. In 2012, we had draws on our line of credit of $36 million, while in 2011, our $145 million of net draws on our line of credit were more than offset by our repayment of $227 million in secured debt. We expect to pay approximately $22 million in normally occurring principal payments, $69 million in non-recurring principal payments related to the six non-strategic hotels for sale, and $39 million in current quarterly preferred dividends in 2012, which payments will be funded from operating cash flow and cash on hand. Additional sales of our non-strategic hotels will result in an increase in non-recurring principal payments.

In 2011, we reinstated our current quarterly preferred dividends and paid current quarterly dividends in January, April, August and October 2011. We are restricted from paying any common dividends unless and until all accrued and current preferred dividends are paid. Our Board of Directors will determine whether and when to declare future dividends (including the accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements. We had $76.3 million of aggregate accrued dividends payable to holders of our Series A and Series C preferred stock at March 31, 2012 (including $8.5 million pertaining to the current quarter). We expect to pay all accrued preferred dividends in arrears ($67.8 million) with proceeds from sales.

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

Senior Notes.  Our senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds, other than for certain restricted payments. These notes are guaranteed by us, and payment of our 10% notes is secured by a pledge of the limited partner interests in FelCor LP owned by FelCor. In addition, our senior notes are secured by first lien mortgages and related security interests and/or negative pledges on up to 17 hotels (11 for our 10% senior notes and six for our 6.75% senior notes), and pledges of equity interests in certain subsidiaries of FelCor LP.

Interest Rate Caps.  To fulfill requirements under certain loans, we entered into an interest rate cap agreement with a notional amount of $212 million at March 31, 2012 and December 31, 2011. This interest rate cap was not designated as hedge and had insignificant fair value at both March 31, 2012 and December 31, 2011, resulting in no significant net earnings impact.

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

At March 31, 2012, approximately 72% of our consolidated debt had fixed interest rates.

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

Expected Maturity Date
at March 31, 2012
(dollars in thousands)

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$3,613	$5,177	$659,866	$564	$8,813	$525,000	$1,203,033	$1,298,923
Average interest rate	7.75%	7.76%	9.52%	5.81%	5.81%	6.75%	8.27%
Floating-rate:
Debt	81,743	133,107	37,021	200,260	—	—	452,131	$464,708
Average interest rate (a)	2.05%	2.74%	5.19%	8.10%	—	—	5.19%
Total debt	$85,356	$138,284	$696,887	$200,824	$8,813	$525,000	$1,655,164
Average interest rate	2.29%	2.92%	9.29%	8.09%	5.81%	6.75%	7.43%
Net discount							(29,559)
Total debt							$1,625,605

(a)	The average floating interest rate represents the implied forward rates in the yield curve at March 31, 2012.

Item 4.	Controls and Procedures.
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
In February 2012, FelCor issued 187 shares of common stock in exchange for like numbers of FelCor LP limited partnership units. Issuing these shares under these circumstances is a private transaction that is exempt from registration under Section 4(2) of the Securities Act of 1933.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor's Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) FelCor's Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) FelCor's Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011; (iv) FelCor's Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 and 2011; (v) FelCor's Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; (vi) FelCor LP's Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (vii) FelCor LP's Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (viii) FelCor LP's Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011; (ix) FelCor LP's Consolidated Statements of Partners' Capital for the three months ended March 31, 2012 and 2011; (x) FelCor LP's Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: May 1, 2012	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: May 1, 2012	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller