Form 10-Q
period 2012-06-30
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2012-08-08
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

At July 31, 2012, FelCor Lodging Trust Incorporated had issued and outstanding 124,226,805 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended June 30, 2012, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

FelCor is a Maryland corporation operating as a real estate investment trust, or REIT, and is the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor LP. Through FelCor LP, FelCor owns hotels and conducts business. As the sole general partner of FelCor LP, FelCor has exclusive and complete control of FelCor LP’s day-to-day management.

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

The substantive difference between FelCor and FelCor LP filings is that FelCor is a REIT with publicly-traded equity, while FelCor LP is a partnership with no publicly-traded equity. This difference is reflected in the financial statements on the equity (or partners’ capital) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital). Apart from the different equity treatment, the consolidated financial statements for FelCor and FelCor LP are nearly identical, except the net income (loss) attributable to redeemable noncontrolling interests in FelCor LP is deducted from FelCor’s net income (loss) in order to arrive at net income (loss) attributable to FelCor common stockholders. The noncontrolling interest is included in net income (loss) attributable to FelCor LP common unitholders. The holders of noncontrolling interests in FelCor LP are unaffiliated with FelCor, and in aggregate, hold less than 1% of the operating partnership units.

We present the sections in this report combined unless separate disclosure is required for clarity.

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2012	December 31, 2011
Assets
Investment in hotels, net of accumulated depreciation of $948,838 and $987,895 at June 30, 2012 and December 31, 2011, respectively	$1,876,168	$1,953,795
Hotel development	130,727	120,163
Investment in unconsolidated entities	59,939	70,002
Cash and cash equivalents	64,099	93,758
Restricted cash	83,777	84,240
Accounts receivable, net of allowance for doubtful accounts of $368 and $333 at June 30, 2012 and December 31, 2011, respectively	30,987	27,135
Deferred expenses, net of accumulated amortization of $14,588 and $13,119 at June 30, 2012 and December 31, 2011, respectively	26,303	29,772
Other assets	30,833	24,363
Total assets	$2,302,833	$2,403,228
Liabilities and Equity
Debt, net of discount of $27,026 and $32,069 at June 30, 2012 and December 31, 2011, respectively	$1,534,752	$1,596,466
Distributions payable	76,293	76,293
Accrued expenses and other liabilities	135,954	140,548
Total liabilities	1,746,999	1,813,307
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 627 and 636 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,320	3,026
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at June 30, 2012 and December 31, 2011	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at June 30, 2012 and December 31, 2011	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 124,227 and 124,281 shares issued and outstanding at June 30, 2012, and December 31, 2011, respectively	1,242	1,243
Additional paid-in capital	2,353,397	2,353,251
Accumulated other comprehensive income	25,729	25,738
Accumulated deficit	(2,333,621)	(2,297,468)
Total FelCor stockholders’ equity	525,521	561,538
Noncontrolling interests in other partnerships	26,993	25,357
Total equity	552,514	586,895
Total liabilities and equity	$2,302,833	$2,403,228
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2012 and 2011
(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Hotel operating revenue	$256,045	$239,392	$477,212	$446,416
Other revenue	956	1,011	1,231	1,236
Total revenues	257,001	240,403	478,443	447,652
Expenses:
Hotel departmental expenses	88,972	84,639	172,188	161,029
Other property-related costs	65,508	62,151	129,943	122,683
Management and franchise fees	11,969	11,077	22,335	20,732
Taxes, insurance and lease expense	25,192	22,341	47,505	42,119
Corporate expenses	6,167	6,910	14,379	16,447
Depreciation and amortization	31,789	30,957	63,362	61,744
Impairment loss	1,335	7,003	1,335	7,003
Other expenses	800	1,616	1,763	2,247
Total operating expenses	231,732	226,694	452,810	434,004
Operating income	25,269	13,709	25,633	13,648
Interest expense, net	(31,647)	(34,347)	(62,688)	(67,116)
Debt extinguishment	(162)	(23,660)	(169)	(23,905)
Gain on involuntary conversion, net	—	21	—	171
Loss before equity in income (loss) from unconsolidated entities	(6,540)	(44,277)	(37,224)	(77,202)
Equity in income (loss) from unconsolidated entities	1,362	31	1,138	(1,552)
Loss from continuing operations	(5,178)	(44,246)	(36,086)	(78,754)
Income from discontinued operations	17,206	1,849	19,253	4,631
Net income (loss)	12,028	(42,397)	(16,833)	(74,123)
Net loss (income) attributable to noncontrolling interests in other partnerships	(148)	(51)	54	(109)
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(11)	183	185	303
Net income (loss) attributable to FelCor	11,869	(42,265)	(16,594)	(73,929)
Preferred dividends	(9,678)	(9,678)	(19,356)	(19,356)
Net income (loss) attributable to FelCor common stockholders	$2,191	$(51,943)	$(35,950)	$(93,285)
Basic and diluted per common share data:
Loss from continuing operations	$(0.12)	$(0.44)	$(0.45)	$(0.90)
Net income (loss)	$0.02	$(0.42)	$(0.29)	$(0.85)
Basic and diluted weighted average common shares outstanding	123,638	122,992	123,651	109,249
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2012 and 2011
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$12,028	$(42,397)	$(16,833)	$(74,123)
Foreign currency translation adjustment	(317)	186	(9)	1,478
Comprehensive income (loss)	11,711	(42,211)	(16,842)	(72,645)
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	(148)	(51)	54	(109)
Comprehensive loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(9)	183	185	299
Comprehensive income (loss) attributable to FelCor	$11,554	$(42,079)	$(16,603)	$(72,455)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2012 and 2011
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income			Noncontrolling Interests in Other Partnerships
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit	Treasury Stock		Comprehensive Loss	Total Equity
Balance at December 31, 2010	12,948	$478,774	101,038	$1,010	$2,190,308	$26,457	$(2,054,625)	$(73,341)	$19,795		$588,378
Issuance of common stock	—	—	27,600	276	158,200	—	—	—	—		158,476
Retirement of treasury stock	—	—	(4,156)	(41)	—	—	(73,300)	73,341	—		—
Issuance of stock awards	—	—	86	1	499	—	—	—	—		500
Amortization of stock awards	—	—	—	—	1,626	—	—	—	—		1,626
Forfeiture of stock awards	—	—	(10)	—	—	—	(78)	—	—		(78)
Conversion of operating partnership units into common shares	—	—	11	—	79	—	—	—	—		79
Allocation to redeemable noncontrolling interests	—	—	—	—	239	—	—	—	—		239
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	796		796
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(670)		(670)
Other	—	—	—	—	(68)	—	(2)	—	—		(70)
Preferred dividends:
$0.975 per Series A preferred share	—	—	—	—	—	—	(12,558)	—	—		(12,558)
$1.00 per Series C depositary preferred share	—	—	—	—	—	—	(6,798)	—	—		(6,798)
Comprehensive loss:
Foreign exchange translation	—	—	—	—	—	1,474	—	—	—	$1,474
Net loss	—	—	—	—	—	—	(73,929)	—	109	(73,820)
Comprehensive loss										$(72,346)	(72,346)
Balance at June 30, 2011	12,948	$478,774	124,569	$1,246	$2,350,883	$27,931	$(2,221,290)	$—	$20,030		$657,574
Balance at December 31, 2011	12,948	$478,774	124,281	$1,243	$2,353,251	$25,738	$(2,297,468)	$—	$25,357		$586,895
Amortization of stock awards	—	—	—	—	432	—	—	—	—		432
Forfeiture of stock awards	—	—	(63)	(1)	193	—	(199)	—	—		(7)
Conversion of operating partnership units into common shares	—	—	9	—	33	—	—	—	—		33
Allocation to redeemable noncontrolling interests	—	—	—	—	(512)	—	—	—	—		(512)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	2,310		2,310
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(620)		(620)
Other	—	—	—	—	—	—	(4)	—	—		(4)
Preferred dividends:
$0.975 per Series A preferred share	—	—	—	—	—	—	(12,558)	—	—		(12,558)
$1.00 per Series C depositary preferred share	—	—	—	—	—	—	(6,798)	—	—		(6,798)
Comprehensive loss:
Foreign exchange translation	—	—	—	—	—	(9)	—	—	—	$(9)
Net loss	—	—	—	—	—	—	(16,594)	—	(54)	(16,648)
Comprehensive loss										$(16,657)	(16,657)
Balance at June 30, 2012	12,948	$478,774	124,227	$1,242	$2,353,397	$25,729	$(2,333,621)	$—	$26,993		$552,514
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(16,833)	$(74,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,781	70,854
Gain on sale of hotels, net	(16,719)	(6,660)
Gain on involuntary conversion, net	—	(171)
Amortization of deferred financing fees and debt discount	9,072	9,351
Amortization of unearned officers’ and directors’ compensation	2,538	3,577
Equity in loss (income) from unconsolidated entities	(1,138)	1,552
Distributions of income from unconsolidated entities	2,098	810
Debt extinguishment	812	23,961
Impairment loss	1,335	12,303
Changes in assets and liabilities:
Accounts receivable	(3,776)	(11,449)
Restricted cash - operations	—	2,005
Other assets	(8,765)	(12,604)
Accrued expenses and other liabilities	(3,458)	(4,880)
Net cash flow provided by operating activities	29,947	14,526
Cash flows from investing activities:
Acquisition of hotels	—	(137,985)
Improvements and additions to hotels	(73,349)	(35,244)
Hotel development	(10,317)	—
Additions to condominium project	—	(318)
Proceeds from asset dispositions	100,406	52,093
Change in restricted cash – investing	463	(412)
Insurance proceeds	—	282
Distributions from unconsolidated entities	9,103	825
Net cash flow provided by (used in) investing activities	26,306	(120,759)
Cash flows from financing activities:
Proceeds from borrowings	71,000	1,087,267
Repayment of borrowings	(137,758)	(1,050,566)
Payment of deferred financing fees	(1,453)	(18,230)
Change in restricted cash - financing	—	(24,000)
Distributions paid to noncontrolling interests	(620)	(670)
Contributions from noncontrolling interests	2,310	796
Distributions paid to preferred stockholders	(19,356)	(19,356)
Net proceeds from common stock issuance	—	158,476
Proceeds from FelCor LP unit issuance	—	2,500
Net cash flow provided by (used in) financing activities	(85,877)	136,217
Effect of exchange rate changes on cash	(35)	93
Net change in cash and cash equivalents	(29,659)	30,077
Cash and cash equivalents at beginning of periods	93,758	200,972
Cash and cash equivalents at end of periods	$64,099	$231,049

Supplemental cash flow information – interest paid, net of capitalized interest	$54,586	$59,344

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2012	2011
Assets
Investment in hotels, net of accumulated depreciation of $948,838 and $987,895 at June 30, 2012 and December 31, 2011, respectively	$1,876,168	$1,953,795
Hotel development	130,727	120,163
Investment in unconsolidated entities	59,939	70,002
Cash and cash equivalents	64,099	93,758
Restricted cash	83,777	84,240
Accounts receivable, net of allowance for doubtful accounts of $368 and $333 at June 30, 2012 and December 31, 2011, respectively	30,987	27,135
Deferred expenses, net of accumulated amortization of $14,588 and $13,119 at June 30, 2012 and December 31, 2011, respectively	26,303	29,772
Other assets	30,833	24,363
Total assets	$2,302,833	$2,403,228
Liabilities and Partners’ Capital
Debt, net of discount of $27,026 and $32,069 at June 30, 2012 and December 31, 2011, respectively	$1,534,752	$1,596,466
Distributions payable	76,293	76,293
Accrued expenses and other liabilities	135,954	140,548
Total liabilities	1,746,999	1,813,307
Commitments and contingencies
Redeemable units, 627 and 636 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,320	3,026
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at June 30, 2012 and December 31, 2011	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at June 30, 2012 and December 31, 2011	169,412	169,412
Common units, 124,227 and 124,281 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively	20,908	56,916
Accumulated other comprehensive income	25,839	25,848
Total FelCor LP partners’ capital	525,521	561,538
Noncontrolling interests	26,993	25,357
Total partners’ capital	552,514	586,895
Total liabilities and partners’ capital	$2,302,833	$2,403,228

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2012 and 2011
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Hotel operating revenue	$256,045	$239,392	$477,212	$446,416
Other revenue	956	1,011	1,231	1,236
Total revenues	257,001	240,403	478,443	447,652
Expenses:
Hotel departmental expenses	88,972	84,639	172,188	161,029
Other property-related costs	65,508	62,151	129,943	122,683
Management and franchise fees	11,969	11,077	22,335	20,732
Taxes, insurance and lease expense	25,192	22,341	47,505	42,119
Corporate expenses	6,167	6,910	14,379	16,447
Depreciation and amortization	31,789	30,957	63,362	61,744
Impairment loss	1,335	7,003	1,335	7,003
Other expenses	800	1,616	1,763	2,247
Total operating expenses	231,732	226,694	452,810	434,004
Operating income	25,269	13,709	25,633	13,648
Interest expense, net	(31,647)	(34,347)	(62,688)	(67,116)
Debt extinguishment	(162)	(23,660)	(169)	(23,905)
Gain on involuntary conversion, net	—	21	—	171
Loss before equity in income (loss) from unconsolidated entities	(6,540)	(44,277)	(37,224)	(77,202)
Equity in income (loss) from unconsolidated entities	1,362	31	1,138	(1,552)
Loss from continuing operations	(5,178)	(44,246)	(36,086)	(78,754)
Income from discontinued operations	17,206	1,849	19,253	4,631
Net income (loss)	12,028	(42,397)	(16,833)	(74,123)
Net loss (income) attributable to noncontrolling interests	(148)	(51)	54	(109)
Net income (loss) attributable to FelCor LP	11,880	(42,448)	(16,779)	(74,232)
Preferred distributions	(9,678)	(9,678)	(19,356)	(19,356)
Net income (loss) attributable to FelCor LP common unitholders	$2,202	$(52,126)	$(36,135)	$(93,588)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.12)	$(0.44)	$(0.45)	$(0.90)
Net income (loss)	$0.02	$(0.42)	$(0.29)	$(0.85)
Basic and diluted weighted average common units outstanding	124,266	123,425	124,283	109,608

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2012 and 2011
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$12,028	$(42,397)	$(16,833)	$(74,123)
Foreign currency translation adjustment	(317)	186	(9)	1,478
Comprehensive income (loss)	11,711	(42,211)	(16,842)	(72,645)
Comprehensive loss (income) attributable to noncontrolling interests	(148)	(51)	54	(109)
Comprehensive income (loss) attributable to FelCor LP	$11,563	$(42,262)	$(16,788)	$(72,754)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2012 and 2011
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2010	$478,774	$63,235	$26,574	$19,795		$588,378
Issuance of common units	—	158,476	—	—		158,476
FelCor restricted stock compensation	—	2,048	—	—		2,048
Contributions	—	—	—	796		796
Distributions	—	(19,356)	—	(670)		(20,026)
Allocation to redeemable units	—	617	—	—		617
Other	—	(70)	—	—		(70)
Comprehensive loss:
Foreign exchange translation			1,478		$1,478
Net loss		(74,232)		109	(74,123)
Comprehensive loss					$(72,645)	(72,645)
Balance at June 30, 2011	$478,774	$130,718	$28,052	$20,030		$657,574

Balance at December 31, 2011	$478,774	$56,916	$25,848	$25,357		$586,895
FelCor restricted stock compensation	—	425	—	—		425
Contributions	—	—	—	2,310		2,310
Distributions	—	(19,356)	—	(620)		(19,976)
Allocation to redeemable units	—	(294)	—	—		(294)
Other	—	(4)	—	—		(4)
Comprehensive loss:
Foreign exchange translation			(9)		$(9)
Net loss		(16,779)		(54)	(16,833)
Comprehensive loss					$(16,842)	(16,842)
Balance at June 30, 2012	$478,774	$20,908	$25,839	$26,993		$552,514

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(16,833)	$(74,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,781	70,854
Gain on sale of hotels, net	(16,719)	(6,660)
Gain on involuntary conversion, net	—	(171)
Amortization of deferred financing fees and debt discount	9,072	9,351
Amortization of unearned officers’ and directors’ compensation	2,538	3,577
Equity in loss (income) from unconsolidated entities	(1,138)	1,552
Distributions of income from unconsolidated entities	2,098	810
Debt extinguishment	812	23,961
Impairment loss	1,335	12,303
Changes in assets and liabilities:
Accounts receivable	(3,776)	(11,449)
Restricted cash - operations	—	2,005
Other assets	(8,765)	(12,604)
Accrued expenses and other liabilities	(3,458)	(4,880)
Net cash flow provided by operating activities	29,947	14,526
Cash flows from investing activities:
Acquisition of hotels	—	(137,985)
Improvements and additions to hotels	(73,349)	(35,244)
Hotel development	(10,317)	—
Additions to condominium project	—	(318)
Proceeds from asset dispositions	100,406	52,093
Change in restricted cash – investing	463	(412)
Insurance proceeds	—	282
Distributions from unconsolidated entities	9,103	825
Net cash flow provided by (used in) investing activities	26,306	(120,759)
Cash flows from financing activities:
Proceeds from borrowings	71,000	1,087,267
Repayment of borrowings	(137,758)	(1,050,566)
Payment of deferred financing fees	(1,453)	(18,230)
Change in restricted cash - financing	—	(24,000)
Distributions paid to noncontrolling interests	(620)	(670)
Contributions from noncontrolling interests	2,310	796
Distributions paid to preferred unitholders	(19,356)	(19,356)
Net proceeds from common unit issuance	—	158,476
Proceeds from redeemable unit issuance	—	2,500
Net cash flow provided by (used in) financing activities	(85,877)	136,217
Effect of exchange rate changes on cash	(35)	93
Net change in cash and cash equivalents	(29,659)	30,077
Cash and cash equivalents at beginning of periods	93,758	200,972
Cash and cash equivalents at end of periods	$64,099	$231,049

Supplemental cash flow information – interest paid, net of capitalized interest	$54,586	$59,344
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT.  FelCor is the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 70 hotels in continuing operations with 20,223 rooms. At June 30, 2012, we had an aggregate of 124,854,248 shares and units outstanding, consisting of 124,226,805 shares of FelCor common stock and 627,443 FelCor LP units not owned by FelCor.

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

The following table illustrates the distribution of our 69 Consolidated Hotels at June 30, 2012:

Brand	Hotels	Rooms
Embassy Suites Hotels®	38	10,004
Holiday Inn®	13	4,388
Sheraton® and Westin®	6	2,224
Doubletree® and Hilton®	6	1,450
Marriott® and Renaissance®	3	1,321
Fairmont®	1	383
Independent (Morgans/Royalton)	2	282
Total	69	20,052

At June 30, 2012, our Consolidated Hotels were located in the United States (68 hotels in 22 states) and Canada (one hotel in Ontario), with concentrations in California (15 hotels), Florida (8 hotels) and Texas (7 hotels). Approximately 48% of our hotel room revenues were generated from hotels in these three states during the first six months of 2012.

At June 30, 2012, of our 69 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 43 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 13 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed six hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (v) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, (vi) a subsidiary of Morgans Hotel Group Corp. managed two hotels, and (vii) an independent management company managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)

In addition to the above hotels, we own (through a 95% interest in a consolidated joint venture) the Knickerbocker, a former hotel and office building, that is being redeveloped as a hotel in midtown Manhattan and is expected to open in late 2013.

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Our three-month periods ending June 30, 2012 and 2011 include the results of operations for our Marriott-managed hotels for the 12 week periods ending June 15, 2012 and June 17, 2011, respectively.

The information in our consolidated financial statements for the three and six months ended June 30, 2012 and 2011 is unaudited.  Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying financial statements for the three and six months ended June 30, 2012 and 2011, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 13 hotels at June 30, 2012 and December 31, 2011.  We also own a 50% interest in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	June 30,	December 31,
	2012	2011
Investment in hotels, net of accumulated depreciation	$164,573	$173,310
Total assets	$178,502	$199,063
Debt	$149,397	$150,388
Total liabilities	$154,310	$156,607
Equity	$24,192	$42,456
Our unconsolidated entities’ debt at June 30, 2012 and December 31, 2011 consisted entirely of non-recourse mortgage debt. In January 2012, one of our unconsolidated joint ventures refinanced $130 million of debt and extended the maturity until 2014.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$19,605	$18,328	$32,937	$30,016
Net income (loss)	$3,655	$992	$4,136	$(1,243)

Net income (loss) attributable to FelCor	$1,827	$496	$2,068	$(622)
Depreciation of cost in excess of book value	(465)	(465)	(930)	(930)
Equity in income (loss) from unconsolidated entities	$1,362	$31	$1,138	$(1,552)
The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	June 30,	December 31,
	2012	2011
Hotel-related investments	$3,821	$12,400
Cost in excess of book value of hotel investments	47,843	48,774
Land and condominium investments	8,275	8,828
	$59,939	$70,002
The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Hotel investments	$1,286	$34	$1,691	$(928)
Other investments	76	(3)	(553)	(624)
Equity in income (loss) from unconsolidated entities	$1,362	$31	$1,138	$(1,552)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt

Consolidated debt consisted of the following (dollars in thousands):

	Encumbered Hotels		Interest Rate (%)		Maturity Date	June 30, 2012	December 31, 2011
Line of credit	10		L + 4.50		August 2014(a)	$20,000	$—
Hotel mortgage debt
Mortgage debt	7		L + 5.10	(b)	April 2015	186,669	202,982
Mortgage debt	7		9.02		April 2014	107,889	109,044
Mortgage debt	6		L + 2.20		May 2013(c)	88,395	156,398
Mortgage debt	5	(d)	6.66		June - August 2014	66,419	67,375
Mortgage debt	1		5.81		July 2016	10,640	10,876
Senior notes
Senior secured notes	6		6.75		June 2019	525,000	525,000
Senior secured notes(e)	11		10.00		October 2014	464,880	459,931
Other(f)	—		L + 1.50		December 2012	64,860	64,860
Total	53					$1,534,752	$1,596,466

(a)	Our $225 million line of credit can be extended for one year (to 2015), subject to satisfying certain conditions.

(b)	LIBOR (for this loan) is subject to a 3% floor. We purchased an interest rate cap ($203 million notional amount) that caps LIBOR at 5.4% and expires May 2013.

(c)	This loan can be extended for six months, subject to satisfying certain conditions.

(d)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.

(e)
These notes have $492 million in aggregate principal outstanding ($144 million and $96,000 in aggregate principal amount was redeemed in June 2011 and January 2012, respectively) and were initially sold at a discount that provided an effective yield of 12.875% before transaction costs.

(f)
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

In May 2012, we repaid $69.2 million in secured loans when we sold the mortgaged hotels.

We reported $31.6 million and $34.3 million of interest expense for the three months ended June 30, 2012 and 2011, respectively, which is net of: (i) interest income of $35,000 and $53,000 and (ii) capitalized interest of $3.3 million and $312,000, respectively. We reported $62.7 million and $67.1 million of interest expense for the six months ended June 30, 2012 and 2011, respectively, which is net of: (i) interest income of $83,000 and $93,000 and (ii) capitalized interest of $6.6 million and $510,000, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Room revenue	$200,186	$185,016	$373,202	$345,353
Food and beverage revenue	40,616	40,291	77,140	75,108
Other operating departments	15,243	14,085	26,870	25,955
Total hotel operating revenue	$256,045	$239,392	$477,212	$446,416

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

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended June 30,
	2012		2011
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$51,268	20.0%	$48,495	20.3%
Food and beverage	31,537	12.3	29,719	12.4
Other operating departments	6,167	2.4	6,425	2.7
Total hotel departmental expenses	$88,972	34.7%	$84,639	35.4%

	Six Months Ended June 30,
	2012		2011
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$99,001	20.7%	$91,847	20.6%
Food and beverage	61,286	12.8	57,099	12.8
Other operating departments	11,901	2.6	12,083	2.7
Total hotel departmental expenses	$172,188	36.1%	$161,029	36.1%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

Other property-related costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended June 30,
	2012		2011
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$22,308	8.7%	$20,464	8.5%
Marketing	20,734	8.1	19,300	8.1
Repair and maintenance	12,481	4.9	11,705	4.9
Utilities	9,985	3.9	10,682	4.5
Total other property-related costs	$65,508	25.6%	$62,151	26.0%

	Six Months Ended June 30,
	2012		2011
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$43,669	9.2%	$40,607	9.1%
Marketing	41,361	8.7	37,782	8.5
Repair and maintenance	24,944	5.2	23,166	5.2
Utilities	19,969	4.1	21,128	4.7
Total other property-related costs	$129,943	27.2%	$122,683	27.5%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Hotel lease expense(a)	$11,236	$10,497	$20,429	$18,801
Land lease expense(b)	2,802	2,685	5,188	4,885
Real estate and other taxes	8,161	7,123	16,448	14,040
Property insurance, general liability insurance and other	2,993	2,036	5,440	4,393
Total taxes, insurance and lease expense	$25,192	$22,341	$47,505	$42,119

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities, and is partially (generally 49%) offset through noncontrolling interests in other partnerships.  Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $5.8 million and $5.1 million for the three months ended June 30, 2012 and 2011, respectively, and $9.6 million and $8.0 million for the six months ended June 30, 2012 and 2011, respectively.

(b)
Land lease expense includes percentage rent of $1.5 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $2.4 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively.

6.	Impairment

Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations.  Accordingly, we consider our hotels to be components for purposes of determining impairment charges and reporting discontinued operations.

We may record impairment charges if operating results of individual hotels are materially different from our forecasts, if the economy and/or lodging industry weakens, or if we shorten our contemplated holding period for additional hotels. For the quarter ended June 30, 2012, we recorded a $1.3 million impairment charge related to one hotel included in continuing operations. The impairment charge related to this hotel was based on a third-party offer to purchase (a Level 2 input under authoritative guidance for fair value measurements), at a price less than our previously estimated fair market value.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Impairment – (continued)

During the quarter ended June 30, 2011, we recorded $12.3 million of impairment charges ($7.0 million related to two hotels in continuing operations and $5.3 million related to two hotels in discontinued operations). The impairment charge related to the two hotels in continuing operations and one hotel in discontinued operations was based on revised estimated fair market values obtained through the marketing process that were lower than the net book values for these hotels. The inputs used to determine the fair values of these hotels are classified as Level 2 under authoritative guidance for fair value measurements. The impairment charge related to the remaining hotel in discontinued operations was primarily related to estimated selling costs.

7.	Discontinued Operations

We consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale) when a buyer completes its due diligence review, we have an executed contract for sale, and we have received a substantial non-refundable deposit. While we are marketing certain hotels for sale, under this policy we had no hotels held for sale at June 30, 2012.

Discontinued operations include results of operations for six hotels which were sold in May 2012 and eight hotels sold in 2011.  The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Hotel operating revenue	$7,894	$25,775	$22,255	$56,097
Operating expenses	(6,233)	(29,672)	(17,825)	(56,128)
Operating income (loss) from discontinued operations	1,661	(3,897)	4,430	(31)
Interest expense, net	(531)	(864)	(1,253)	(1,941)
Debt extinguishment	(643)	(50)	(643)	(57)
Gain on sale of hotels, net of tax	16,719	6,660	16,719	6,660
Income from discontinued operations	$17,206	$1,849	$19,253	$4,631

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income (Loss) Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to FelCor	$11,869	$(42,265)	$(16,594)	$(73,929)
Discontinued operations attributable to FelCor	(17,120)	(1,843)	(19,157)	(4,616)
Loss from continuing operations attributable to FelCor	(5,251)	(44,108)	(35,751)	(78,545)
Less: Preferred dividends	(9,678)	(9,678)	(19,356)	(19,356)
Less: Undistributed earnings allocated to unvested restricted stock	(10)	—	—	—
Numerator for continuing operations attributable to FelCor common stockholders	(14,939)	(53,786)	(55,107)	(97,901)
Discontinued operations attributable to FelCor	17,120	1,843	19,157	4,616
Numerator for basic and diluted income (loss) attributable to FelCor common stockholders	$2,181	$(51,943)	$(35,950)	$(93,285)
Denominator:
Denominator for basic and diluted income (loss) per share	123,638	122,992	123,651	109,249
Basic and diluted income (loss) per share data:
Loss from continuing operations	$(0.12)	$(0.44)	$(0.45)	$(0.90)
Discontinued operations	$0.14	$0.01	$0.15	$0.04
Net income (loss)	$0.02	$(0.42)	$(0.29)	$(0.85)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income (Loss) Per Share/Unit — (continued)

FelCor LP Income (Loss) Per Unit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to FelCor LP	$11,880	$(42,448)	$(16,779)	$(74,232)
Discontinued operations attributable to FelCor LP	(17,206)	(1,849)	(19,253)	(4,631)
Loss from continuing operations attributable to FelCor LP	(5,326)	(44,297)	(36,032)	(78,863)
Less: Preferred distributions	(9,678)	(9,678)	(19,356)	(19,356)
Less: Undistributed earnings allocated to FelCor's unvested restricted stock	(10)	—	—	—
Numerator for continuing operations attributable to FelCor LP common unitholders	(15,014)	(53,975)	(55,388)	(98,219)
Discontinued operations attributable to FelCor LP	17,206	1,849	19,253	4,631
Numerator for basic and diluted income (loss) attributable to FelCor LP common unitholders	$2,192	$(52,126)	$(36,135)	$(93,588)
Denominator:
Denominator for basic and diluted income (loss) per unit	124,266	123,425	124,283	109,608
Basic and diluted income (loss) per unit data:
Loss from continuing operations	$(0.12)	$(0.44)	$(0.45)	$(0.90)
Discontinued operations	$0.14	$0.01	$0.15	$0.04
Net income (loss)	$0.02	$(0.42)	$(0.29)	$(0.85)

Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted income (loss) per share/unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Series A convertible preferred shares/units	9,985	9,985	9,985	9,985

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these Series A preferred shares/units were dilutive, were $6.3 million for the three months ended June 30, 2012 and 2011, and $12.6 million for the six months ended June 30, 2012 and 2011.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Dividends/Distributions

In January 2011, FelCor reinstated its current quarterly preferred dividend and has paid current quarterly preferred dividends each quarter since January 2011. We had $76.3 million of aggregate accrued dividends (of which $67.7 million relate to dividends in arrears) payable to holders of our Series A and Series C preferred stock at June 30, 2012 and December 31, 2011. In June 2012, FelCor announced the payment of current quarterly dividends of $0.4875 per share to holders of its Series A preferred stock and $0.50 per depositary share to holders of its Series C preferred stock. In addition, FelCor announced that it will pay $1.51 per share and $1.55 per depositary share to its Series A preferred stockholders and Series C preferred stockholders, respectively, for dividends in arrears. Proceeds received from the sale of the six hotels, which were sold in May 2012, were used to fund the $30.0 million dividend in arrears payment made in July 2012.

Funds used by FelCor to pay common or preferred dividends are provided through distributions from FelCor LP. We are restricted from paying any common dividends unless and until all accrued and current preferred dividends are paid. FelCor’s Board of Directors will determine whether and when to declare future dividends (including the accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition (and related debt covenant compliance) and capital requirements, as well as minimum REIT distribution requirements.

10.	Fair Value of Financial Instruments

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of June 30, 2012.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 2 input) and has an estimated fair value of $1.1 billion at June 30, 2012 and December 31, 2011; and (iii) our debt that is not traded publicly is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $574.8 million and $640.9 million at June 30, 2012 and December 31, 2011, respectively. The estimated fair value of all our debt was $1.7 billion at June 30, 2012 and December 31, 2011.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units

We record redeemable noncontrolling interests in FelCor LP, in the case of FelCor, and redeemable units, in the case of FelCor LP, in the mezzanine section (between liabilities and equity or partners’ capital) of our consolidated balance sheets because of the redemption feature of these units.  Additionally, FelCor’s consolidated statements of operations separately present earnings attributable to redeemable noncontrolling interests.  We adjust redeemable noncontrolling interests in FelCor LP (or redeemable units) each period to reflect the greater of its carrying value based on the accumulation of historical cost or its redemption value.  The historical cost is based on the proportionate relationship between the carrying value of equity associated with FelCor’s common stockholders relative to that of FelCor LP’s unitholders.  Redemption value is based on the closing price of FelCor’s common stock at period end. FelCor allocates net income (loss) to FelCor LP’s noncontrolling partners based on their weighted average ownership percentage during the period.

At June 30, 2012, we had 627,443 limited partnership units outstanding. We sold 367,647 units of limited partner interest in our operating partnership at $6.80 per unit in May 2011. At June 30, 2012, these units are carried at $2.1 million, which is the issue price less the holders’ share of allocated losses for the period the units were outstanding. We carried the remaining 259,796 outstanding units of limited partner interest at $1.2 million, based on the closing price of FelCor’s common stock at June 30, 2012 ($4.70/share).

Changes in redeemable noncontrolling interests (or redeemable units) for the six months ended June 30, 2012 and 2011 are shown below (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Balance at beginning of period	$3,026	$2,004
Issuance of units	—	2,500
Conversion of units	(33)	(79)
Redemption value allocation	512	(239)
Comprehensive income (loss):
Foreign exchange translation	—	4
Net loss	(185)	(303)
Balance at end of period	$3,320	$3,887

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information

Certain of FelCor LP’s 100% owned subsidiaries (FelCor/CSS Holdings, L.P.; FelCor Lodging Holding Company, L.L.C.; FelCor TRS Borrower 1, L.P.; FelCor TRS Borrower 4, L.L.C.; FelCor TRS Holdings, L.L.C.; FelCor Canada Co.; FelCor/St. Paul Holdings, L.P.; FelCor Hotel Asset Company, L.L.C.; FelCor Copley Plaza, L.L.C.; FelCor St. Pete (SPE), L.L.C.; FelCor Esmeralda (SPE), L.L.C.; Los Angeles International Airport Hotel Associates, a Texas L.P.; Madison 237 Hotel, L.L.C.; and Royalton 44 Hotel, L.L.C., collectively, “Subsidiary Guarantors”), together with FelCor, guarantee, fully and unconditionally, except where subject to customary release provisions as described below, and jointly and severally, our senior debt.

The guarantees by the Subsidiary Guarantors may be automatically and unconditionally released upon (1) the sale or other disposition of all of the capital stock of the Subsidiary Guarantor or the sale or disposition of all or substantially all of the assets of the Subsidiary Guarantor, (2) the consolidation or merger of any such Subsidiary Guarantor with any person other than FelCor LP, or a subsidiary of FelCor LP, if, as a result of such consolidation or merger, such Subsidiary Guarantor ceases to be a subsidiary of FelCor LP, (3) a legal defeasance or covenant defeasance of the indenture, (4) the unconditional and complete release of such Subsidiary Guarantor in accordance with the modification and waiver provisions of the indenture, or (5) the designation of a restricted subsidiary that is a Subsidiary Guarantor as an unrestricted subsidiary under and in compliance with the indenture.

In the second quarter of 2012, FelCor LP revised the classification of intercompany financing activity with its consolidated subsidiaries on its condensed consolidating statements of cash flows to present them as cash flows from investing activities.  These amounts were previously classified as cash flows from financing activities.  As other prior period financial information is presented, FelCor LP will similarly revise the condensed consolidating statements of cash flows in its future filings. We determined these revisions are not material to the related financial statements. The impact of these revisions (which eliminate in consolidation) are to increase (decrease) cash inflows from investing activities (and (increase) decrease cash inflows from financing activities) for FelCor LP as follows (in millions):

For the years ended:
December 31, 2011	$(458)
December 31, 2010	$(175)
December 31, 2009	$218
For the:
Three months ended March 31, 2012	$27
Nine months ended September 30, 2011	$(445)
Six months ended June 30, 2011	$(345)
Three months ended March 31, 2011	$(62)

The following tables present consolidating information for the Subsidiary Guarantors.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$69,750	$803,671	$1,002,747	$—	$1,876,168
Hotel development	—	—	130,727	—	130,727
Equity investment in consolidated entities	1,451,731	—	—	(1,451,731)	—
Investment in unconsolidated entities	46,809	11,705	1,425	—	59,939
Cash and cash equivalents	21,882	39,223	2,994	—	64,099
Restricted cash	—	8,830	74,947	—	83,777
Accounts receivable, net	742	29,900	345	—	30,987
Deferred expenses, net	17,849	—	8,454	—	26,303
Other assets	13,188	11,745	5,900	—	30,833

Total assets	$1,621,951	$905,074	$1,227,539	$(1,451,731)	$2,302,833

Debt, net	$989,878	$—	$544,874	$—	$1,534,752
Distributions payable	76,293	—	—	—	76,293
Accrued expenses and other liabilities	26,939	99,942	9,073	—	135,954

Total liabilities	1,093,110	99,942	553,947	—	1,746,999

Redeemable units	3,320	—	—	—	3,320

Preferred units	478,774	—	—	—	478,774
Common units	46,747	779,493	646,399	(1,451,731)	20,908
Accumulated other comprehensive income	—	25,839	—	—	25,839
Total FelCor LP partners’ capital	525,521	805,332	646,399	(1,451,731)	525,521
Noncontrolling interests	—	(200)	27,193	—	26,993
Total partners’ capital	525,521	805,132	673,592	(1,451,731)	552,514
Total liabilities and partners’ capital	$1,621,951	$905,074	$1,227,539	$(1,451,731)	$2,302,833

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$67,828	$805,280	$1,080,687	$—	$1,953,795
Hotel development	—	—	120,163	—	120,163
Equity investment in consolidated entities	1,478,347	—	—	(1,478,347)	—
Investment in unconsolidated entities	56,492	12,063	1,447	—	70,002
Cash and cash equivalents	23,503	67,001	3,254	—	93,758
Restricted cash	—	11,514	72,726	—	84,240
Accounts receivable, net	540	26,357	238	—	27,135
Deferred expenses, net	24,101	—	5,671	—	29,772
Other assets	8,507	10,817	5,039	—	24,363

Total assets	$1,659,318	$933,032	$1,289,225	$(1,478,347)	$2,403,228

Debt, net	$984,931	$—	$611,535	$—	$1,596,466
Distributions payable	76,293	—	—	—	76,293
Accrued expenses and other liabilities	33,530	98,127	8,891	—	140,548

Total liabilities	1,094,754	98,127	620,426	—	1,813,307

Redeemable units	3,026	—	—	—	3,026

Preferred units	478,774	—	—	—	478,774
Common units	82,764	810,554	641,945	(1,478,347)	56,916
Accumulated other comprehensive income	—	25,848	—	—	25,848
Total FelCor LP partners’ capital	561,538	836,402	641,945	(1,478,347)	561,538
Noncontrolling interests	—	(1,497)	26,854	—	25,357
Total partners’ capital	561,538	834,905	668,799	(1,478,347)	586,895
Total liabilities and partners’ capital	$1,659,318	$933,032	$1,289,225	$(1,478,347)	$2,403,228

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$256,045	$—	$—	$256,045
Percentage lease revenue	1,578	—	45,687	(47,265)	—
Other revenue	4	823	129	—	956
Total revenues	1,582	256,868	45,816	(47,265)	257,001

Expenses:
Hotel operating expenses	—	166,449	—	—	166,449
Taxes, insurance and lease expense	443	66,841	5,173	(47,265)	25,192
Corporate expenses	(1,650)	4,291	3,526	—	6,167
Depreciation and amortization	1,143	12,136	18,510	—	31,789
Impairment loss	—	—	1,335	—	1,335
Other expenses	59	672	69	—	800
Total operating expenses	(5)	250,389	28,613	(47,265)	231,732
Operating income	1,587	6,479	17,203	—	25,269
Interest expense, net	(21,320)	(282)	(10,045)	—	(31,647)
Debt extinguishment	—	—	(162)	—	(162)
Loss before equity in income from unconsolidated entities	(19,733)	6,197	6,996	—	(6,540)
Equity in loss from consolidated entities	30,628	—	—	(30,628)	—
Equity in income from unconsolidated entities	985	388	(11)	—	1,362
Loss from continuing operations	11,880	6,585	6,985	(30,628)	(5,178)
Income from discontinued operations	—	10,409	6,797	—	17,206
Net income	11,880	16,994	13,782	(30,628)	12,028
Income attributable to noncontrolling interests	—	24	(172)	—	(148)
Net income attributable to FelCor LP	11,880	17,018	13,610	(30,628)	11,880
Preferred distributions	(9,678)	—	—	—	(9,678)
Net income attributable to FelCor LP common unitholders	$2,202	$17,018	$13,610	$(30,628)	$2,202

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$239,392	$—	$—	$239,392
Percentage lease revenue	1,629	—	44,468	(46,097)	—
Other revenue	2	904	105	—	1,011
Total revenues	1,631	240,296	44,573	(46,097)	240,403

Expenses:
Hotel operating expenses	—	157,867	—	—	157,867
Taxes, insurance and lease expense	537	62,727	5,174	(46,097)	22,341
Corporate expenses	127	3,790	2,993	—	6,910
Depreciation and amortization	1,154	11,300	18,503	—	30,957
Impairment loss	—	4,315	2,688	—	7,003
Other expenses	(92)	1,641	67	—	1,616
Total operating expenses	1,726	241,640	29,425	(46,097)	226,694
Operating income	(95)	(1,344)	15,148	—	13,709
Interest expense, net	(24,121)	(608)	(9,618)	—	(34,347)
Debt extinguishment	(27,354)	—	3,694	—	(23,660)
Gain on involuntary conversion, net	(21)	57	(15)	—	21
Loss before equity in income from unconsolidated entities	(51,591)	(1,895)	9,209	—	(44,277)
Equity in loss from consolidated entities	9,272	—	—	(9,272)	—
Equity in income from unconsolidated entities	(112)	154	(11)	—	31
Loss from continuing operations	(42,431)	(1,741)	9,198	(9,272)	(44,246)
Income from discontinued operations	(17)	(5,138)	7,004	—	1,849
Net loss	(42,448)	(6,879)	16,202	(9,272)	(42,397)
Income attributable to noncontrolling interests	—	(75)	24	—	(51)
Net loss attributable to FelCor LP	(42,448)	(6,954)	16,226	(9,272)	(42,448)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(52,126)	$(6,954)	$16,226	$(9,272)	$(52,126)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$477,212	$—	$—	$477,212
Percentage lease revenue	2,826	—	88,958	(91,784)	—
Other revenue	5	1,043	183	—	1,231
Total revenues	2,831	478,255	89,141	(91,784)	478,443

Expenses:
Hotel operating expenses	—	324,466	—	—	324,466
Taxes, insurance and lease expense	746	127,808	10,735	(91,784)	47,505
Corporate expenses	194	7,701	6,484	—	14,379
Depreciation and amortization	2,275	23,888	37,199	—	63,362
Impairment loss	—	—	1,335	—	1,335
Other expenses	477	1,180	106	—	1,763
Total operating expenses	3,692	485,043	55,859	(91,784)	452,810
Operating income	(861)	(6,788)	33,282	—	25,633
Interest expense, net	(42,419)	(628)	(19,641)	—	(62,688)
Debt extinguishment	(7)	—	(162)	—	(169)
Loss before equity in income from unconsolidated entities	(43,287)	(7,416)	13,479	—	(37,224)
Equity in income from consolidated entities	25,490	—	—	(25,490)	—
Equity in income from unconsolidated entities	1,018	143	(23)	—	1,138
Loss from continuing operations	(16,779)	(7,273)	13,456	(25,490)	(36,086)
Income from discontinued operations	—	10,431	8,822	—	19,253
Net loss	(16,779)	3,158	22,278	(25,490)	(16,833)
Loss attributable to noncontrolling interests	—	289	(235)	—	54
Net loss attributable to FelCor LP	(16,779)	3,447	22,043	(25,490)	(16,779)
Preferred distributions	(19,356)	—	—	—	(19,356)
Net loss attributable to FelCor LP common unitholders	$(36,135)	$3,447	$22,043	$(25,490)	$(36,135)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$446,416	$—	$—	$446,416
Percentage lease revenue	2,875	—	84,945	(87,820)	—
Other revenue	9	1,092	135	—	1,236
Total revenues	2,884	447,508	85,080	(87,820)	447,652

Expenses:
Hotel operating expenses	—	304,444	—	—	304,444
Taxes, insurance and lease expense	816	118,572	10,551	(87,820)	42,119
Corporate expenses	295	8,950	7,202	—	16,447
Depreciation and amortization	2,319	22,360	37,065	—	61,744
Impairment loss	—	4,315	2,688	—	7,003
Other expenses	23	2,124	100	—	2,247
Total operating expenses	3,453	460,765	57,606	(87,820)	434,004
Operating income	(569)	(13,257)	27,474	—	13,648
Interest expense, net	(43,965)	(1,293)	(21,858)	—	(67,116)
Debt extinguishment	(27,354)	—	3,449	—	(23,905)
Gain on involuntary conversion, net	(21)	207	(15)	—	171
Loss before equity in loss from unconsolidated entities	(71,909)	(14,343)	9,050	—	(77,202)
Equity in income from consolidated entities	(1,259)	—	—	1,259	—
Equity in loss from unconsolidated entities	(1,264)	(265)	(23)	—	(1,552)
Loss from continuing operations	(74,432)	(14,608)	9,027	1,259	(78,754)
Income from discontinued operations	200	(4,991)	9,422	—	4,631
Net loss	(74,232)	(19,599)	18,449	1,259	(74,123)
Income attributable to noncontrolling interests	—	153	(262)	—	(109)
Net loss attributable to FelCor LP	(74,232)	(19,446)	18,187	1,259	(74,232)
Preferred distributions	(19,356)	—	—	—	(19,356)
Net loss attributable to FelCor LP common unitholders	$(93,588)	$(19,446)	$18,187	$1,259	$(93,588)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$11,880	$16,994	$13,782	$(30,628)	$12,028
Foreign currency translation adjustment	—	(317)	—	—	(317)
Comprehensive income	11,880	16,677	13,782	(30,628)	11,711
Comprehensive income attributable to noncontrolling interests	—	24	(172)	—	(148)
Comprehensive income attributable to FelCor LP	$11,880	$16,701	$13,610	$(30,628)	$11,563

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(42,448)	$(6,879)	$16,202	$(9,272)	$(42,397)
Foreign currency translation adjustment	—	186	—	—	186
Comprehensive loss	(42,448)	(6,693)	16,202	(9,272)	(42,211)
Comprehensive income attributable to noncontrolling interests	—	(75)	24	—	(51)
Comprehensive loss attributable to FelCor LP	$(42,448)	$(6,768)	$16,226	$(9,272)	$(42,262)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(16,779)	$3,158	$22,278	$(25,490)	$(16,833)
Foreign currency translation adjustment	—	(9)	—	—	(9)
Comprehensive loss	(16,779)	3,149	22,278	(25,490)	(16,842)
Comprehensive loss attributable to noncontrolling interests	—	289	(235)	—	54
Comprehensive loss attributable to FelCor LP	$(16,779)	$3,438	$22,043	$(25,490)	$(16,788)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(74,232)	$(19,599)	$18,449	$1,259	$(74,123)
Foreign currency translation adjustment	—	1,478	—	—	1,478
Comprehensive loss	(74,232)	(18,121)	18,449	1,259	(72,645)
Comprehensive income attributable to noncontrolling interests	—	153	(262)	—	(109)
Comprehensive loss attributable to FelCor LP	$(74,232)	$(17,968)	$18,187	$1,259	$(72,754)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(43,758)	$13,348	$60,357	$—	$29,947
Investing activities:
Improvements and additions to hotels	(6,283)	(40,454)	(26,612)	—	(73,349)
Hotel development	—	—	(10,317)	—	(10,317)
Proceeds from asset dispositions	(14)	23,013	77,407	—	100,406
Distributions from unconsolidated entities	9,103	—	—	—	9,103
Intercompany financing	58,783	—	—	(58,783)	—
Other	—	2,441	(1,978)	—	463
Cash flows from investing activities	61,589	(15,000)	38,500	(58,783)	26,306
Financing activities:
Proceeds from borrowings	—	—	71,000	—	71,000
Repayment of borrowings	(96)	—	(137,662)	—	(137,758)
Distributions paid to preferred unitholders	(19,356)	—	—	—	(19,356)
Intercompany financing	—	(26,091)	(32,692)	58,783	—
Other	—	—	237	—	237
Cash flows from financing activities	(19,452)	(26,091)	(99,117)	58,783	(85,877)
Effect of exchange rate changes on cash	—	(35)	—	—	(35)
Change in cash and cash equivalents	(1,621)	(27,778)	(260)	—	(29,659)
Cash and cash equivalents at beginning of period	23,503	67,001	3,254	—	93,758
Cash and cash equivalents at end of period	$21,882	$39,223	$2,994	$—	$64,099

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(49,446)	$4,892	$59,080	$—	$14,526
Investing activities:
Acquisition of hotels	—	(137,985)	—	—	(137,985)
Improvements and additions to hotels	(419)	(12,414)	(22,411)	—	(35,244)
Proceeds from asset dispositions	—	(48)	52,141	—	52,093
Intercompany financing	(345,212)	—	—	345,212	—
Other	825	(662)	214	—	377
Cash flows from investing activities	(344,806)	(151,109)	29,944	345,212	(120,759)
Financing activities:
Proceeds from borrowings	525,000	—	562,267	—	1,087,267
Repayment of borrowings	(233,761)	—	(816,805)	—	(1,050,566)
Payment of deferred financing fees	(13,569)	—	(4,661)	—	(18,230)
Change in restricted cash - financing	—	—	(24,000)	—	(24,000)
Distributions paid to preferred unitholders	(19,356)	—	—	—	(19,356)
Net proceeds from common unit issuance	158,476	—	—	—	158,476
Intercompany financing	—	151,174	194,038	(345,212)	—
Other	2,500	—	126	—	2,626
Cash flows from financing activities	419,290	151,174	(89,035)	(345,212)	136,217
Effect of exchange rate changes on cash	—	93	—	—	93
Change in cash and cash equivalents	25,038	5,050	(11)	—	30,077
Cash and cash equivalents at beginning of period	155,350	43,647	1,975	—	200,972
Cash and cash equivalents at end of period	$180,388	$48,697	$1,964	$—	$231,049

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The lodging industry continues to gain momentum as RevPAR growth is above the long term average with improvements driven mostly by increases in average daily rate, or ADR. Business and leisure travel demand continues to increase, while new hotel construction remains at historic low levels.

In the second quarter of 2012, ADR for our hotels increased 6.6%, which was slightly offset by a 0.6% decrease in occupancy (driven mostly by renovation-related disruption), resulting in a 5.9% increase in RevPAR. Hotel EBITDA margin increased 62 basis points to 28.8% for the quarter.
We continue to make progress toward achieving the objectives of our long-term strategic plan:

•
We sold six non-strategic hotels for $103 million in May 2012. We used $73 million of these proceeds to repay debt and fund transaction costs. The remaining $30 million was used to pay preferred dividends in arrears in July.

•
We have 10 hotels on the market, including three that we have agreed to sell, of which one is subject to a significant non-refundable deposit received in July. We will use proceeds from asset sales to repay existing debt and pay remaining accrued preferred dividends ($37.7 million).

•	Work at nine of the ten hotels under renovation or redevelopment has been completed.

•
The redevelopment of the 4-plus star Knickerbocker hotel, located in midtown Manhattan, is progressing as planned. The project timeline and budget remains on schedule, and the hotel is scheduled to open in late 2013.

Results of Operations

Comparison of the Three Months ended June 30, 2012 and 2011

For the three months ended June 30, 2012, we recorded $12.0 million in net income compared to a $42.4 million net loss for the same period in 2011. Our 2012 net income included $16.7 million in net gains on asset sales in discontinued operations. Our 2011 net loss included $23.7 million of net losses from debt extinguishment and $12.3 million of impairment charges (of which $5.3 million are in discontinued operations), which were partially offset by $6.7 million of net gains on asset sales in discontinued operations.
In the second quarter of 2012:

•
Total revenue was $257.0 million, a 6.9% increase compared to the same period in 2011. This increase is primarily attributed to a 5.9% increase in same-store RevPAR (6.5% at our core hotels and 4.0% at our non-strategic hotels), reflecting a 6.6% increase in ADR (partially offset by a 60 basis point decrease in occupancy), as well as $5.1 million in incremental revenue from our recently-acquired hotels (Royalton and Morgans, acquired in May 2011).

•
Hotel departmental expenses increased $4.3 million (including $2.7 million of incremental hotel departmental expenses from our recently-acquired hotels). As a percentage of total revenue, hotel departmental expenses decreased from 35.2% to 34.6% compared to the same period in 2011. This improvement is primarily attributable to revenue increases being driven by ADR as opposed to occupancy.

•
Other property-related costs increased $3.4 million due to a combination of higher costs (such as marketing programs) and $1.3 million of incremental other property-related costs from our recently-acquired hotels. As a percentage of total revenue, other property-related costs decreased from 25.9% to 25.5% compared to the same period in 2011. This improvement is primarily attributable to revenue increases being driven by ADR as opposed to occupancy.

•
Management and franchise fees increased $892,000 compared to the same period in 2011, primarily due to higher revenues (which serve as the basis for determining such fees). As a percentage of total revenue, these costs remained essentially unchanged from the same period in 2011.

•
Taxes, insurance and lease expense increased $2.9 million compared to the same period in 2011 (including $358,000 of incremental taxes, insurance, and lease expenses from our recently-acquired hotels), and increased as a percentage of total revenue from 9.3% to 9.8% compared to the same period in 2011. The higher percentage of revenue reflects a combination of increased percentage lease expense in 2012 (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate), lower property taxes in 2011 (reductions received after appeals), and lower general liability insurance in 2011 (due to favorable claims experience).

•
Corporate expenses decreased $743,000 and decreased as a percentage of total revenue from 2.9% to 2.4%. This decrease primarily reflects lower restricted stock amortization in 2012 as a significant portion of restricted stock vested in 2011.

•
Depreciation and amortization expense increased $832,000, compared to the same period in 2011, primarily reflecting $520,000 of incremental depreciation expense related to our recently-acquired hotels.

•
Impairment loss. Charges of $1.3 million in 2012 and $7.0 million in 2011 related to one and two hotels, respectively, we are currently marketing for sale. The charges are based on revised estimated fair values obtained through the marketing process that were lower than the net book values for these hotels.

•
Debt extinguishment. During the quarter ended June 30, 2011, we redeemed $144 million of our 10% senior notes due in October 2014 and recognized a $27.4 million debt extinguishment charge related to the 10% prepayment premium and the write-off of a pro rata portion of the related debt discount and deferred loan costs, all of which was partially offset by a $3.7 million extinguishment gain on a refinanced mortgage note.

•
Net interest expense decreased $2.7 million compared to the same period in 2011, primarily reflecting a reduction in our average debt outstanding and increased capitalized interest related to redeveloping the Knickerbocker Hotel, all of which was partially offset by an increase in our weighted-average interest rate.

•
Discontinued operations relates to six hotels sold in May 2012 and eight hotels sold in 2011. Discontinued operations in 2012 primarily consisted of a $16.7 million gain on the sale of hotels. Discontinued operations in 2011 primarily consisted of a $6.7 million gain on the sale of hotels and $5.3 million in impairment charges.

Comparison of the Six Months ended June 30, 2012 and 2011

For the six months ended June 30, 2012, we recorded a $16.8 million net loss compared to a $74.1 million net loss for the same period in 2011. Our 2012 net loss included $16.7 million in net gains on asset sales in discontinued operations. Our 2011 net loss included $24.0 million of net losses from debt extinguishment and $12.3 million of impairment charges (of which $5.3 million are in discontinued operations), which were partially offset by $6.7 million of net gains on asset sales in discontinued operations.

In the six months ended June 30, 2012:

•
Total revenue was $478.4 million, a 6.9% increase compared to the same period in 2011. This increase is primarily attributed to a 4.8% increase in same-store RevPAR (4.3% at our core hotels and 6.0% at our non-strategic hotels), reflecting a 5.1% increase in ADR (partially offset by a 30 basis point decrease in occupancy), as well as $11.5 million in incremental revenue from our recently-acquired hotels (Royalton and Morgans, acquired in May 2011). Several of our core hotels were under significant renovation or redevelopment during the six months ended June 30, 2012. Without the displacement from these renovations and redevelopments, we estimate that the same-store RevPAR for the core hotels would have increased 6.4% compared to the same period in the prior year.

•
Hotel departmental expenses increased $11.2 million (including $6.8 million of incremental hotel departmental expenses from our recently-acquired hotels). As a percentage of total revenue, hotel departmental expenses remained unchanged at 36.0% compared to the same period in 2011. Improvement from increases in ADR was offset by changes related to the mix and nature of the business at our recently acquired hotels, which have a higher percentage of food and beverage revenue than the remainder of our portfolio. Food and beverage operations generally has much higher expenses as a percent of revenue than the rooms department.

•
Other property-related costs increased $7.3 million due to a combination of higher costs (such as marketing programs) and $3.5 million of incremental other property-related costs from our recently-acquired hotels. As a percentage of total revenue, other property-related costs decreased from 27.4% to 27.2% compared to the same period in 2011. This improvement is primarily attributable to revenue increases being driven by ADR as opposed to occupancy.

•
Management and franchise fees increased $1.6 million compared to the same period in 2011, primarily due to higher revenues (which serve as the basis for determining such fees). As a percentage of total revenue, these costs remained essentially unchanged from the same period in 2011.

•
Taxes, insurance and lease expense increased $5.4 million compared to the same period in 2011 (including $999,000 of incremental taxes, insurance, and lease expenses from our recently-acquired hotels), and increased as a percentage of total revenue from 9.4% to 9.9% compared to the same period in 2011. The higher percentage of revenue reflects a combination of increased percentage lease expense in 2012 (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate), lower property taxes in 2011 (reductions received after appeals), and lower estimated Canadian taxes in 2011.

•
Corporate expenses decreased $2.1 million and decreased as a percentage of total revenue from 3.7% to 3.0%. This decrease reflects: i) lower restricted stock amortization in 2012 as a significant portion of restricted stock vested in 2011 and ii) lower payroll tax withholding with respect to restricted cash awards, which were lower in 2012 than in 2011. With respect to the restricted cash awards, amounts withheld decreased as a result of a decrease in the restricted cash granted compared to the prior year. We recognize payroll tax withholding on these awards as an expense when awarded rather than expensed over the normal three-year vesting periods (as is the case with the remainder of the awards).

•
Depreciation and amortization expense increased $1.6 million compared to the same period in 2011, primarily reflecting $1.3 million of incremental depreciation expense related to our recently-acquired hotels.

•
Impairment loss. Charges of $1.3 million in 2012 and $7.0 million in 2011 related to one and two hotels, respectively, we are currently marketing for sale. The charges are based on revised estimated fair values obtained through the marketing process that were lower than the net book values for these hotels.

•
Net interest expense decreased $4.4 million compared to the same period in 2011, primarily reflecting a reduction in our average debt outstanding and increased capitalized interest related to redeveloping the Knickerbocker Hotel, all of which was partially offset by an increase in our average interest rate.

•
Discontinued operations relates to six hotels sold in May 2012 and eight hotels sold in 2011. Discontinued operations in 2012 includes a $16.7 million gain on the sale of hotels. Discontinued operations in 2011 includes a $6.7 million gain on the sale of hotels and $5.3 million in impairment charges.

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

The following tables detail our computation of FFO and Adjusted FFO (in thousands, except for per share data):

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended June 30,
	2012			2011
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$12,028			$(42,397)
Noncontrolling interests	(159)			132
Preferred dividends	(9,678)			(9,678)
Net income (loss) attributable to FelCor common stockholders	2,191			(51,943)
Less: Undistributed earnings allocated to unvested restricted stock	(10)			—
Numerator for basic and diluted income (loss) available to common stockholders	2,181	123,638	$0.02	(51,943)	122,992	$(0.42)
Depreciation and amortization	31,789	—	0.26	30,957	—	0.25
Depreciation, discontinued operations and unconsolidated entities	2,828	—	0.02	7,456	—	0.06
Gain on involuntary conversion	—	—	—	(21)	—	—
Impairment loss	1,335	—	0.01	7,003	—	0.06
Impairment loss, discontinued operations	—	—	—	5,301	—	0.04
Gain on sale of hotels	(16,719)	—	(0.14)	(6,660)	—	(0.05)
Noncontrolling interests in FelCor LP	11	628	—	(183)	433	(0.01)
Undistributed earnings allocated to unvested restricted stock	10	—	—	—	—	—
Conversion of unvested restricted stock	—	278	—	—	—	—
FFO	21,435	124,544	0.17	(8,090)	123,425	(0.07)
Acquisition costs	59	—	—	827	—	0.01
Debt extinguishment, including discontinued operations	805	—	0.01	23,710	—	0.19
Pre-opening costs	43	—	—	—	—	—
Conversion of unvested restricted stock	—	—	—	—	855	—
Adjusted FFO	$22,342	124,544	$0.18	$16,447	124,280	$0.13

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Six Months Ended June 30,
	2012			2011
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(16,833)			$(74,123)
Noncontrolling interests	239			194
Preferred dividends	(19,356)			(19,356)
Net loss attributable to FelCor common stockholders	(35,950)	123,651	$(0.29)	(93,285)	109,249	$(0.85)
Depreciation and amortization	63,362	—	0.51	61,744	—	0.57
Depreciation, discontinued operations and unconsolidated entities	7,084	—	0.06	15,565	—	0.14
Gain on involuntary conversion	—	—	—	(171)	—	—
Impairment loss	1,335	—	0.01	7,003	—	0.06
Impairment loss, discontinued operations	—	—	—	5,301	—	0.05
Gain on sale of hotels	(16,719)	—	(0.14)	(6,660)	—	(0.06)
Noncontrolling interests in FelCor LP	(185)	632	—	(303)	359	(0.01)
Conversion of unvested restricted stock	—	233	—	—	—	—
FFO	18,927	124,516	0.15	(10,806)	109,608	(0.10)
Acquisition costs	97	—	—	946	—	0.01
Debt extinguishment, including discontinued operations	812	—	0.01	23,961	—	0.22
Severance costs	380	—	—	—	—	—
Pre-opening costs	43	—	—	—	—	—
Conversion of unvested restricted stock	—	—	—	—	860	—
Adjusted FFO	$20,259	124,516	$0.16	$14,101	110,468	$0.13

The following table details our computation of EBITDA and Adjusted EBITDA (in thousands):

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$12,028	$(42,397)	$(16,833)	$(74,123)
Depreciation and amortization	31,789	30,957	63,362	61,744
Depreciation, discontinued operations and unconsolidated entities	2,828	7,456	7,084	15,565
Interest expense	31,682	34,400	62,771	67,209
Interest expense, discontinued operations and unconsolidated entities	1,229	1,990	2,627	4,197
Amortization of stock compensation	1,242	1,774	2,538	3,577
Noncontrolling interests in other partnerships	(148)	(51)	54	(109)
EBITDA	80,650	34,129	121,603	78,060
Impairment loss	1,335	7,003	1,335	7,003
Impairment loss, discontinued operations	—	5,301	—	5,301
Debt extinguishment, including discontinued operations	805	23,710	812	23,961
Acquisition costs	59	827	97	946
Gain on sale of hotels	(16,719)	(6,660)	(16,719)	(6,660)
Gain on involuntary conversion	—	(21)	—	(171)
Severance costs	—	—	380	—
Pre-opening costs	43	—	43	—
Adjusted EBITDA	$66,173	$64,289	$107,551	$108,440

The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses on our same-store hotels, and includes the reconciliation of hotel operating expenses to total operating expenses at the dates presented.
Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Same-store operating revenue:
Room	$200,186	$189,033	$373,202	$354,362
Food and beverage	40,616	40,962	77,140	77,004
Other operating departments	15,243	14,280	26,870	26,504
Same-store operating revenue	256,045	244,275	477,212	457,870
Same-store operating expense:
Room	51,268	49,865	99,001	95,663
Food and beverage	31,537	30,535	61,286	59,507
Other operating departments	6,167	6,481	11,901	12,247
Other property related costs	65,508	63,372	129,943	126,142
Management and franchise fees	11,969	11,224	22,335	21,076
Taxes, insurance and lease expense	15,889	13,995	30,841	27,852
Same-store operating expense	182,338	175,472	355,307	342,487
Hotel EBITDA	$73,707	$68,803	$121,905	$115,383
Hotel EBITDA Margin	28.8%	28.2%	25.5%	25.2%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Same-store operating revenue(a)	$256,045	$244,275	$477,212	$457,870
Other revenue	956	1,011	1,231	1,236
Revenue from acquired hotels	—	(4,883)	—	(11,454)
Total revenue	257,001	240,403	478,443	447,652
Same-store operating expense(a)	182,338	175,472	355,307	342,487
Consolidated hotel lease expense(b)	11,236	10,497	20,429	18,801
Unconsolidated taxes, insurance and lease expense	(1,933)	(1,753)	(3,765)	(3,436)
Corporate expenses	6,167	6,910	14,379	16,447
Depreciation and amortization	31,789	30,957	63,362	61,744
Impairment loss	1,335	7,003	1,335	7,003
Expenses from acquired hotels	—	(4,008)	—	(11,289)
Other expenses	800	1,616	1,763	2,247
Total operating expense	231,732	226,694	452,810	434,004
Operating income	$25,269	$13,709	$25,633	$13,648

(a)	For same-store metrics, we have included the two hotels acquired in May 2011 for all periods presented.

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

Adjustments to FFO and EBITDA
We adjust FFO and EBITDA when evaluating our performance because management believes that the exclusion of certain additional items, including but not limited to those described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted FFO, and Adjusted EBITDA when combined with GAAP net income attributable to FelCor, EBITDA and FFO, is beneficial to an investor’s better understanding of our operating performance.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at June 30, 2012, our pro rata share of hotel rooms, included in continuing operations, after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at June 30, 2012
Consolidated Hotels	69	20,052
Unconsolidated hotel operations	1	171
Total hotels	70	20,223

50% joint ventures	13	(1,573)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	3	(68)
Pro rata rooms attributed to joint venture partners		(1,895)
Pro rata share of rooms owned		18,328

Hotel Portfolio Composition

The following table illustrates the distribution of same-store hotels.

Brand	Hotels	Rooms	% of Total Rooms	2011 Hotel EBITDA (in thousands)(a)
Embassy Suites Hotels	21	5,743	29	$79,977
Holiday Inn	9	3,120	16	32,535
Doubletree and Hilton	5	1,206	6	15,347
Sheraton and Westin	4	1,604	8	15,198
Renaissance and Marriott	3	1,321	7	11,354
Fairmont	1	383	1	5,699
Morgans/Royalton	2	282	1	3,845
Core hotels	45	13,659	68	163,955
Non-strategic hotels	24	6,393	32	56,105
Same-store hotels	69	20,052	100	$220,060

Market
San Francisco area	4	1,637	8	$16,808
Boston	3	916	5	14,027
Los Angeles area	3	677	3	13,727
South Florida	3	923	5	13,113
New York area	4	817	4	9,700
Philadelphia	2	728	4	8,805
Atlanta	3	952	5	8,418
Myrtle Beach	2	640	3	7,860
Dallas	2	784	4	7,151
San Diego	1	600	3	6,142
Orlando	2	473	2	5,809
Other markets	16	4,512	22	52,395
Core hotels	45	13,659	68	163,955
Non-strategic hotels	24	6,393	32	56,105
Same-store hotels	69	20,052	100	$220,060

Location
Urban	16	4,931	25	$64,841
Airport	10	3,267	16	35,570
Resort	10	2,928	15	35,194
Suburban	9	2,533	12	28,350
Core hotels	45	13,659	68	163,955
Non-strategic hotels	24	6,393	32	56,105
Same-store hotels	69	20,052	100	$220,060

(a)
Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10‑Q.

Hotel Operating Statistics

The following tables set forth occupancy, ADR and RevPAR for the three and six months ended June 30, 2012 and 2011, and the percentage changes therein for the periods presented, for our same-store Consolidated Hotels included in continuing operations.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	%Variance	2012	2011	%Variance
Embassy Suites Hotels	78.6	80.1	(1.9)	76.2	76.7	(0.7)
Holiday Inn	81.1	80.5	0.8	74.2	73.5	1.0
Doubletree and Hilton	74.7	75.7	(1.3)	68.8	68.2	0.8
Sheraton and Westin	70.9	70.4	0.7	64.2	68.1	(5.8)
Renaissance and Marriott	72.1	72.8	(1.0)	72.8	71.9	1.3
Fairmont	76.3	84.1	(9.2)	52.0	68.6	(24.2)
Morgans/Royalton	88.0	92.0	(4.4)	82.0	86.0	(4.7)
Core hotels (45)	77.5	78.4	(1.1)	72.8	73.7	(1.3)
Non-strategic hotels (24)	74.6	74.3	0.5	73.6	72.4	1.7
Same-store hotels (69)	76.6	77.1	(0.6)	73.1	73.3	(0.3)

	ADR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	%Variance	2012	2011	%Variance
Embassy Suites Hotels	143.26	136.30	5.1	144.46	138.28	4.5
Holiday Inn	149.16	132.42	12.6	137.46	125.33	9.7
Doubletree and Hilton	140.78	133.96	5.1	137.27	133.45	2.9
Sheraton and Westin	118.13	113.65	3.9	111.01	111.92	(0.8)
Renaissance and Marriott	198.38	177.78	11.6	204.53	187.10	9.3
Fairmont	312.75	268.90	16.3	286.27	242.34	18.1
Morgans/Royalton	318.31	290.43	9.6	286.60	269.95	6.2
Core hotels (45)	155.22	144.03	7.8	150.32	142.26	5.7
Non-strategic hotels (24)	119.32	115.22	3.6	120.47	115.55	4.2
Same-store hotels (69)	144.01	135.13	6.6	140.68	133.81	5.1

	RevPAR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	%Variance	2012	2011	%Variance
Embassy Suites Hotels	112.63	109.19	3.1	110.10	106.10	3.8
Holiday Inn	121.00	106.61	13.5	102.01	92.12	10.7
Doubletree and Hilton	105.12	101.35	3.7	94.42	91.06	3.7
Sheraton and Westin	83.72	79.99	4.7	71.29	76.27	(6.5)
Renaissance and Marriott	142.95	129.46	10.4	148.88	134.50	10.7
Fairmont	238.79	226.12	5.6	148.87	166.30	(10.5)
Morgans/Royalton	280.12	267.32	4.8	234.95	232.20	1.2
Core hotels (45)	120.25	112.86	6.5	109.43	104.91	4.3
Non-strategic hotels (24)	89.07	85.62	4.0	88.68	83.67	6.0
Same-store hotels (69)	110.26	104.13	5.9	102.78	98.11	4.8

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	%Variance	2012	2011	%Variance
San Francisco area	83.7	84.2	(0.6)	78.7	76.8	2.6
Boston	80.7	84.2	(4.2)	64.9	76.4	(15.2)
Los Angeles area	81.7	82.3	(0.7)	81.4	77.3	5.3
South Florida	76.9	78.3	(1.8)	81.5	81.8	(0.4)
New York area	83.7	84.1	(0.5)	76.0	76.4	(0.6)
Philadelphia	78.4	82.4	(4.8)	63.6	70.2	(9.4)
Atlanta	77.5	79.4	(2.4)	74.7	77.1	(3.1)
Myrtle Beach	74.3	72.8	2.1	58.6	56.9	3.0
Dallas	66.4	64.4	3.2	67.4	67.0	0.6
San Diego	81.3	79.3	2.5	80.5	76.6	5.1
Orlando	82.3	86.8	(5.2)	83.6	85.8	(2.6)
Other markets	74.1	74.8	(0.9)	70.5	71.2	(1.0)
Core hotels (45)	77.5	78.4	(1.1)	72.8	73.7	(1.3)
Non-strategic hotels (24)	74.6	74.3	0.5	73.6	72.4	1.7
Same-store hotels (69)	76.6	77.1	(0.6)	73.1	73.3	(0.3)
	ADR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	%Variance	2012	2011	%Variance
San Francisco area	166.10	141.75	17.2	161.38	139.24	15.9
Boston	229.46	204.13	12.4	199.83	178.61	11.9
Los Angeles area	154.44	146.31	5.6	147.89	145.77	1.5
South Florida	137.36	136.74	0.4	162.07	156.08	3.8
New York area	212.20	199.20	6.5	200.73	192.17	4.5
Philadelphia	166.75	140.67	18.5	148.90	133.90	11.2
Atlanta	107.12	103.22	3.8	108.91	104.98	3.7
Myrtle Beach	158.37	154.56	2.5	139.29	134.64	3.5
Dallas	105.02	106.50	(1.4)	106.25	114.77	(7.4)
San Diego	131.95	113.59	16.2	126.62	117.64	7.6
Orlando	130.57	129.35	0.9	137.24	138.24	(0.7)
Other markets	148.89	141.09	5.5	147.77	141.23	4.6
Core hotels (45)	155.22	144.03	7.8	150.32	142.26	5.7
Non-strategic hotels (24)	119.32	115.22	3.6	120.47	115.55	4.2
Same-store hotels (69)	144.01	135.13	6.6	140.68	133.81	5.1
	RevPAR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	%Variance	2012	2011	%Variance
San Francisco area	138.97	119.28	16.5	127.05	106.86	18.9
Boston	185.16	171.97	7.7	129.62	136.54	(5.1)
Los Angeles area	126.21	120.38	4.8	120.31	112.63	6.8
South Florida	105.64	107.12	(1.4)	132.04	127.65	3.4
New York area	177.59	167.52	6.0	152.50	146.87	3.8
Philadelphia	130.76	115.84	12.9	94.63	93.93	0.7
Atlanta	82.99	81.95	1.3	81.41	80.99	0.5
Myrtle Beach	117.65	112.44	4.6	81.60	76.58	6.6
Dallas	69.73	68.55	1.7	71.66	76.96	(6.9)
San Diego	107.28	90.14	19.0	101.97	90.11	13.2
Orlando	107.52	112.31	(4.3)	114.67	118.62	(3.3)
Other markets	110.33	105.49	4.6	104.18	100.55	3.6
Core hotels (45)	120.25	112.86	6.5	109.43	104.91	4.3
Non-strategic hotels (24)	89.07	85.62	4.0	88.68	83.67	6.0
Same-store hotels (69)	110.26	104.13	5.9	102.78	98.11	4.8

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at June 30, 2012.

Core Hotels	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Napa Valley	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	249
San Diego – On the Bay	Holiday Inn	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica Beach – at the Pier	Holiday Inn	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Boston – at Beacon Hill	Holiday Inn	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Charlotte – SouthPark	Doubletree Guest Suites	NC	208
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – Morgans	Independent	NY	114
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Holiday Inn	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Holiday Inn	PA	251
Charleston – The Mills House Hotel	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383

Hotel Portfolio (continued)

Core Hotels	Brand	State	Rooms	% Owned	(a)
Austin	Doubletree Guest Suites	TX	188	90%
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Holiday Inn	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Non-strategic Hotels
Phoenix – Crescent	Sheraton	AZ	342
Santa Barbara – Goleta	Holiday Inn	CA	160
Anaheim – North	Embassy Suites Hotel	CA	222
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Wilmington	Doubletree	DE	244	90%
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Orlando – International Airport	Holiday Inn	FL	288
Atlanta – Airport	Embassy Suites Hotel	GA	232
Atlanta – Galleria	Sheraton Suites	GA	278
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Baton Rouge	Embassy Suites Hotel	LA	223
New Orleans – Convention Center	Embassy Suites Hotel	LA	370
New Orleans – French Quarter	Holiday Inn	LA	374
Bloomington	Embassy Suites Hotel	MN	218
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Toronto – Airport	Holiday Inn	Ontario	446
Nashville – Airport – Opryland Area	Embassy Suites Hotel	TN	296
Austin – Central	Embassy Suites Hotel	TX	260	50%
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotel under Development
New York – Midtown Manhattan – Knickerbocker Hotel	Independent	NY	330	95%

(a)	We own 100% of the real estate interests unless otherwise noted.

Liquidity and Capital Resources
Operating Activities
During the first six months of 2012, cash provided by operating activities (primarily hotel operations) was $29.9 million ($25.4 million from continuing operations), $15.4 million more than the same period in 2011.  This increase primarily reflects paying liquidated damages in 2011 in connection with our earlier sale of two hotels ($8.5 million) and an increase from improved operations ($4.5 million). At June 30, 2012, we had $64.1 million of cash and cash equivalents, including $38.8 million held by our third-party management companies.
The lodging recovery that began in 2010 is continuing, and our ADR improved 5.1% in the first six months of 2012, slightly offset by a 30 basis point decrease in occupancy (driven mostly by renovation-related disruption), resulting in a 4.8% RevPAR increase.  We expect our overall RevPAR for 2012 to increase by 5.5% to 7.0% compared to 2011, which we expect to predominately reflect increases in ADR.  We expect to generate $76.0 million to $84.9 million of cash from operating activities in 2012.
Investing Activities
During the first six months of 2012, cash provided by investing activities was $26.3 million compared to $120.8 million used in investing activities during the same period in 2011. In 2012, we sold hotels for $100.4 million in net proceeds, which was partially offset by $73.3 million of capital expenditures (from renovations and redevelopments at 10 hotels). In 2011, we purchased two hotels for $138.0 million and spent $35.2 million in capital expenditures, both of which were partially offset by $52.1 million of proceeds from hotel sales. We expect to spend approximately $85 million for improvements and renovations in 2012, which will be funded from operating cash flow, cash on hand and borrowings under our line of credit. We also expect to spend approximately $35 million on value-enhancing redevelopment projects at three hotels: Morgans (guestroom additions, public areas, meeting space, fitness area, re-concept F&B); Embassy Suites-Myrtle Beach-Oceanfront Resort (public space, lobby, re-concept F&B); and The Fairmont Copley Plaza-Boston (guestrooms, corridors, public areas, meeting space, fitness area, re-concept F&B). In addition, we expect to spend approximately $59 million in 2012 for the redevelopment at the Knickerbocker, which will be funded primarily by cash and hotel development financing.
As part of our strategic plan, we intend to sell 39 non-strategic hotels that do not meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, pay accrued preferred dividends and invest in our core properties that generate a higher return on invested capital). We have sold 15 hotels to date, including six in 2012. We have agreed to sell one additional hotel for $25.5 million and expect the transaction to close in late August. We continue to market nine hotels for sale (of which two are under contract), and we expect to sell most of these hotels during 2012. We have also identified 14 additional non-strategic hotels. We will continue to monitor the transaction environment and will bring these additional hotels to market at the appropriate time.
Financing Activities
During the first six months of 2012, cash from financing activities decreased by $222.1 million compared to the same period in 2011. In 2012, we paid $86.8 million of our mortgage debt (approximately $70 million of which was non-recurring related to hotel sales) and payment of $19.4 million in current preferred dividends, both partially offset by $20 million of net borrowings under our line of credit. In 2011, we had $525.0 million in proceeds from issuing our 6.75% senior notes and $158.5 million in proceeds from the sale of common stock, partially offset by $498.2 million of debt payments and $19.4 million of current preferred dividends. In 2012, we expect to pay approximately $22 million of normally occurring principal payments and $39 million of current quarterly preferred dividends, which will be funded from operating cash flow and cash on hand. Proceeds from additional hotel sales will be used to make additional non-recurring principal payments and (as noted below) pay the remaining preferred dividend arrearage.
In 2011, we reinstated our current quarterly preferred dividends and paid current quarterly dividends since January 2011. We are restricted from paying any common dividends unless and until all accrued and current preferred dividends are paid. Our Board of Directors will determine whether and when to declare future dividends (including the accrued but unpaid preferred dividends) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition (and related debt covenant compliance) and capital requirements, as well as minimum REIT distribution requirements. We had $76.3 million of aggregate accrued dividends payable to holders of our Series A and Series C preferred stock at June 30, 2012 (including $8.6 million pertaining to the current quarter). In July 2012, we paid $30.0 million of $67.7 million of accrued dividends in arrears. As noted above, we expect to pay the remaining accrued dividends during 2012 using proceeds from future asset sales.
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
Interest Rate Caps.  To fulfill a requirement under a certain loan, we entered into interest rate cap agreements with notional amounts of $202.6 million and $212 million at June 30, 2012 and December 31, 2011, respectively. These interest rate caps were not designated as hedges and had insignificant fair value at both June 30, 2012 and December 31, 2011, resulting in no significant net earnings impact.
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

At June 30, 2012, approximately 77% of our consolidated debt has fixed-rate interest.

The following table provides information about our financial instruments that are sensitive to changes in interest rates.  For debt obligations, the table presents scheduled maturities and weighted average interest rates, by maturity dates.  The fair value of our fixed-rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates.

Expected Maturity Date
at June 30, 2012
(dollars in thousands)

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$2,436	$5,177	$659,866	$564	$8,809	$525,000	$1,201,852	$1,304,345
Average interest rate	7.75%	7.76%	9.52%	5.81%	5.81%	6.75%	8.27%
Floating-rate:
Debt	74,155	80,221	20,867	184,683	—	—	359,926	$376,591
Average interest rate (a)	2.06%	2.79%	5.29%	8.10%	—	—	5.51%
Total debt	$76,591	$85,398	$680,733	$185,247	$8,809	$525,000	$1,561,778
Average interest rate	2.24%	3.09%	9.39%	8.09%	5.81%	6.75%	7.63%
Net discount							(27,026)
Total debt							$1,534,752

(a)	The average floating interest rate represents the implied forward rates in the yield curve at June 30, 2012.

Item 4.	Controls and Procedures.
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

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
In April 2012, FelCor issued 8,795 shares of common stock in exchange for like numbers of FelCor LP limited partnership units. Issuing these shares under these circumstances is a private transaction that is exempt from registration under Section 4(2) of the Securities Act of 1933.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) FelCor’s Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) FelCor’s Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iv) FelCor’s Consolidated Statements of Changes in Equity for the six months ended June 30, 2012 and 2011; (v) FelCor’s Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; (vi) FelCor LP’s Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (vii) FelCor LP’s Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (viii) FelCor LP’s Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the six months ended June 30, 2012 and 2011; (x) FelCor LP’s Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: August 8, 2012	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: August 8, 2012	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller