Form 10-Q
period 2012-09-30
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2012-11-02
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

At October 26, 2012, FelCor Lodging Trust Incorporated had issued and outstanding 124,213,971 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended September 30, 2012, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2012	December 31, 2011
Assets
Investment in hotels, net of accumulated depreciation of $931,508 and $987,895 at September 30, 2012 and December 31, 2011, respectively	$1,813,845	$1,953,795
Hotel development	138,749	120,163
Investment in unconsolidated entities	57,352	70,002
Hotels held for sale	40,822	—
Cash and cash equivalents	112,119	93,758
Restricted cash	81,642	84,240
Accounts receivable, net of allowance for doubtful accounts of $419 and $333 at September 30, 2012 and December 31, 2011, respectively	34,722	27,135
Deferred expenses, net of accumulated amortization of $14,262 and $13,119 at September 30, 2012 and December 31, 2011, respectively	25,362	29,772
Other assets	27,040	24,363
Total assets	$2,331,653	$2,403,228
Liabilities and Equity
Debt, net of discount of $24,406 and $32,069 at September 30, 2012 and December 31, 2011, respectively	$1,598,094	$1,596,466
Distributions payable	46,306	76,293
Accrued expenses and other liabilities	159,817	140,548
Total liabilities	1,804,217	1,813,307
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 625 and 636 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3,236	3,026
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at September 30, 2012 and December 31, 2011	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at September 30, 2012 and December 31, 2011	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 124,229 and 124,281 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,242	1,243
Additional paid-in capital	2,353,538	2,353,251
Accumulated other comprehensive income	26,228	25,738
Accumulated deficit	(2,362,324)	(2,297,468)
Total FelCor stockholders’ equity	497,458	561,538
Noncontrolling interests in other partnerships	26,742	25,357
Total equity	524,200	586,895
Total liabilities and equity	$2,331,653	$2,403,228
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2012 and 2011
(unaudited, in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Hotel operating revenue	$234,796	$221,634	$692,313	$650,068
Other revenue	1,441	1,394	2,672	2,630
Total revenues	236,237	223,028	694,985	652,698
Expenses:
Hotel departmental expenses	84,563	80,676	250,749	236,004
Other property-related costs	63,940	61,944	188,428	179,399
Management and franchise fees	10,895	10,245	32,188	30,033
Taxes, insurance and lease expense	25,353	23,015	71,983	64,231
Corporate expenses	5,695	6,258	20,074	22,705
Depreciation and amortization	31,749	29,891	92,544	88,960
Impairment loss	—	—	1,335	7,003
Other expenses	2,163	1,208	3,926	3,455
Total operating expenses	224,358	213,237	661,227	631,790
Operating income	11,879	9,791	33,758	20,908
Interest expense, net	(31,359)	(32,865)	(93,547)	(98,172)
Debt extinguishment	(11,661)	(21)	(11,808)	(27,599)
Gain on involuntary conversion, net	—	109	—	292
Loss before equity in income (loss) from unconsolidated entities	(31,141)	(22,986)	(71,597)	(104,571)
Equity in income (loss) from unconsolidated entities	1,536	249	2,674	(1,303)
Loss from continuing operations	(29,605)	(22,737)	(68,923)	(105,874)
Income (loss) from discontinued operations	10,050	(639)	32,535	8,375
Net loss	(19,555)	(23,376)	(36,388)	(97,499)
Net loss attributable to noncontrolling interests in other partnerships	386	378	440	269
Net loss attributable to redeemable noncontrolling interests in FelCor LP	144	166	329	469
Net loss attributable to FelCor	(19,025)	(22,832)	(35,619)	(96,761)
Preferred dividends	(9,678)	(9,678)	(29,034)	(29,034)
Net loss attributable to FelCor common stockholders	$(28,703)	$(32,510)	$(64,653)	$(125,795)
Basic and diluted per common share data:
Loss from continuing operations	$(0.31)	$(0.26)	$(0.78)	$(1.18)
Net loss	$(0.23)	$(0.26)	$(0.52)	$(1.10)
Basic and diluted weighted average common shares outstanding	123,640	123,062	123,648	113,908
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2012 and 2011
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(19,555)	$(23,376)	$(36,388)	$(97,499)
Foreign currency translation adjustment	502	(3,535)	493	(2,057)
Comprehensive loss	(19,053)	(26,911)	(35,895)	(99,556)
Comprehensive loss attributable to noncontrolling interests in other partnerships	386	378	440	269
Comprehensive loss attributable to redeemable noncontrolling interests in FelCor LP	141	184	326	483
Comprehensive loss attributable to FelCor	$(18,526)	$(26,349)	$(35,129)	$(98,804)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income			Noncontrolling Interests in Other Partnerships
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit	Treasury Stock		Comprehensive Loss	Total Equity
Balance at December 31, 2010	12,948	$478,774	101,038	$1,010	$2,190,308	$26,457	$(2,054,625)	$(73,341)	$19,795		$588,378
Issuance of common stock	—	—	27,600	276	158,200	—	—	—	—		158,476
Retirement of treasury stock	—	—	(4,156)	(41)	—	—	(73,300)	73,341	—		—
Issuance of stock awards	—	—	95	1	554	—	—	—	—		555
Amortization of stock awards	—	—	—	—	2,407	—	—	—	—		2,407
Forfeiture of stock awards	—	—	(12)	—	—	—	(86)	—	—		(86)
Conversion of operating partnership units into common shares	—	—	15	—	97	—	—	—	—		97
Allocation to redeemable noncontrolling interests	—	—	—	—	970	—	—	—	—		970
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	6,646		6,646
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(868)		(868)
Other	—	—	—	—	(68)	—	(2)	—	—		(70)
Preferred dividends:
$1.4625 per Series A preferred share	—	—	—	—	—	—	(18,837)	—	—		(18,837)
$1.50 per Series C depositary preferred share	—	—	—	—	—	—	(10,197)	—	—		(10,197)
Comprehensive loss:
Foreign exchange translation	—	—	—	—	—	(2,043)	—	—	—	$(2,043)
Net loss	—	—	—	—	—	—	(96,761)	—	(269)	(97,030)
Comprehensive loss										$(99,073)	(99,073)
Balance at September 30, 2011	12,948	$478,774	124,580	$1,246	$2,352,468	$24,414	$(2,253,808)	$—	$25,304		$628,398
Balance at December 31, 2011	12,948	$478,774	124,281	$1,243	$2,353,251	$25,738	$(2,297,468)	$—	$25,357		$586,895
Amortization of stock awards	—	—	—	—	630	—	—	—	—		630
Forfeiture of stock awards	—	—	(63)	(1)	193	—	(199)	—	—		(7)
Conversion of operating partnership units into common shares	—	—	11	—	45	—	—	—	—		45
Allocation to redeemable noncontrolling interests	—	—	—	—	(581)	—	—	—	—		(581)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	2,756		2,756
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(931)		(931)
Other	—	—	—	—	—	—	(4)	—	—		(4)
Preferred dividends:
$1.4625 per Series A preferred share	—	—	—	—	—	—	(18,837)	—	—		(18,837)
$1.50 per Series C depositary preferred share	—	—	—	—	—	—	(10,197)	—	—		(10,197)
Comprehensive loss:
Foreign exchange translation	—	—	—	—	—	490	—	—	—	$490
Net loss	—	—	—	—	—	—	(35,619)	—	(440)	(36,059)
Comprehensive loss										$(35,569)	(35,569)
Balance at September 30, 2012	12,948	$478,774	124,229	$1,242	$2,353,538	$26,228	$(2,362,324)	$—	$26,742		$524,200
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(36,388)	$(97,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,477	105,058
Gain on sale of hotels, net	(26,641)	(7,362)
Gain on involuntary conversion, net	—	(280)
Amortization of deferred financing fees and debt discount	13,646	13,390
Amortization of unearned officers’ and directors’ compensation	3,748	5,343
Equity in loss (income) from unconsolidated entities	(2,674)	1,303
Distributions of income from unconsolidated entities	3,431	1,534
Debt extinguishment, net	12,598	24,316
Impairment loss	1,335	13,250
Changes in assets and liabilities:
Accounts receivable	(7,649)	(6,998)
Restricted cash - operations	—	2,663
Other assets	(6,194)	(9,843)
Accrued expenses and other liabilities	20,118	(8,444)
Net cash flow provided by operating activities	72,807	36,431
Cash flows from investing activities:
Acquisition of hotels	—	(137,985)
Improvements and additions to hotels	(99,985)	(57,470)
Hotel development	(16,707)	—
Additions to condominium project	—	(359)
Proceeds from asset dispositions	124,610	96,435
Change in restricted cash – investing	2,598	(116,258)
Insurance proceeds	—	391
Distributions from unconsolidated entities	11,894	1,386
Net cash flow provided by (used in) investing activities	22,410	(213,860)
Cash flows from financing activities:
Proceeds from borrowings	378,750	1,087,285
Repayment of borrowings	(395,355)	(1,112,414)
Payment of deferred financing fees	(3,167)	(18,797)
Distributions paid to noncontrolling interests	(931)	(868)
Contributions from noncontrolling interests	2,756	6,646
Distributions paid to preferred stockholders	(59,021)	(29,035)
Net proceeds from common stock issuance	—	158,476
Proceeds from FelCor LP unit issuance	—	2,500
Net cash flow provided by (used in) financing activities	(76,968)	93,793
Effect of exchange rate changes on cash	112	(153)
Net change in cash and cash equivalents	18,361	(83,789)
Cash and cash equivalents at beginning of periods	93,758	200,972
Cash and cash equivalents at end of periods	$112,119	$117,183

Supplemental cash flow information – interest paid, net of capitalized interest	$61,700	$92,518

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	December 31,
	2012	2011
Assets
Investment in hotels, net of accumulated depreciation of $931,508 and $987,895 at September 30, 2012 and December 31, 2011, respectively	$1,813,845	$1,953,795
Hotel development	138,749	120,163
Investment in unconsolidated entities	57,352	70,002
Hotels held for sale	40,822	—
Cash and cash equivalents	112,119	93,758
Restricted cash	81,642	84,240
Accounts receivable, net of allowance for doubtful accounts of $419 and $333 at September 30, 2012 and December 31, 2011, respectively	34,722	27,135
Deferred expenses, net of accumulated amortization of $14,262 and $13,119 at September 30, 2012 and December 31, 2011, respectively	25,362	29,772
Other assets	27,040	24,363
Total assets	$2,331,653	$2,403,228
Liabilities and Partners’ Capital
Debt, net of discount of $24,406 and $32,069 at September 30, 2012 and December 31, 2011, respectively	$1,598,094	$1,596,466
Distributions payable	46,306	76,293
Accrued expenses and other liabilities	159,817	140,548
Total liabilities	1,804,217	1,813,307
Commitments and contingencies
Redeemable units, 625 and 636 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3,236	3,026
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at September 30, 2012 and December 31, 2011	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at September 30, 2012 and December 31, 2011	169,412	169,412
Common units, 124,229 and 124,281 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	(7,657)	56,916
Accumulated other comprehensive income	26,341	25,848
Total FelCor LP partners’ capital	497,458	561,538
Noncontrolling interests	26,742	25,357
Total partners’ capital	524,200	586,895
Total liabilities and partners’ capital	$2,331,653	$2,403,228

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2012 and 2011
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Hotel operating revenue	$234,796	$221,634	$692,313	$650,068
Other revenue	1,441	1,394	2,672	2,630
Total revenues	236,237	223,028	694,985	652,698
Expenses:
Hotel departmental expenses	84,563	80,676	250,749	236,004
Other property-related costs	63,940	61,944	188,428	179,399
Management and franchise fees	10,895	10,245	32,188	30,033
Taxes, insurance and lease expense	25,353	23,015	71,983	64,231
Corporate expenses	5,695	6,258	20,074	22,705
Depreciation and amortization	31,749	29,891	92,544	88,960
Impairment loss	—	—	1,335	7,003
Other expenses	2,163	1,208	3,926	3,455
Total operating expenses	224,358	213,237	661,227	631,790
Operating income	11,879	9,791	33,758	20,908
Interest expense, net	(31,359)	(32,865)	(93,547)	(98,172)
Debt extinguishment	(11,661)	(21)	(11,808)	(27,599)
Gain on involuntary conversion, net	—	109	—	292
Loss before equity in income (loss) from unconsolidated entities	(31,141)	(22,986)	(71,597)	(104,571)
Equity in income (loss) from unconsolidated entities	1,536	249	2,674	(1,303)
Loss from continuing operations	(29,605)	(22,737)	(68,923)	(105,874)
Income (loss) from discontinued operations	10,050	(639)	32,535	8,375
Net loss	(19,555)	(23,376)	(36,388)	(97,499)
Net loss attributable to noncontrolling interests	386	378	440	269
Net loss attributable to FelCor LP	(19,169)	(22,998)	(35,948)	(97,230)
Preferred distributions	(9,678)	(9,678)	(29,034)	(29,034)
Net loss attributable to FelCor LP common unitholders	$(28,847)	$(32,676)	$(64,982)	$(126,264)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.31)	$(0.26)	$(0.78)	$(1.18)
Net loss	$(0.23)	$(0.26)	$(0.52)	$(1.10)
Basic and diluted weighted average common units outstanding	124,266	123,700	124,278	114,361

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2012 and 2011
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(19,555)	$(23,376)	$(36,388)	$(97,499)
Foreign currency translation adjustment	502	(3,535)	493	(2,057)
Comprehensive loss	(19,053)	(26,911)	(35,895)	(99,556)
Comprehensive loss attributable to noncontrolling interests	386	378	440	269
Comprehensive loss attributable to FelCor LP	$(18,667)	$(26,533)	$(35,455)	$(99,287)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2012 and 2011
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2010	$478,774	$63,235	$26,574	$19,795		$588,378
Issuance of common units	—	158,476	—	—		158,476
FelCor restricted stock compensation	—	2,876	—	—		2,876
Contributions	—	—	—	6,646		6,646
Distributions	—	(29,034)	—	(868)		(29,902)
Allocation to redeemable units	—	1,550	—	—		1,550
Other	—	(70)	—	—		(70)
Comprehensive loss:
Foreign exchange translation			(2,057)		$(2,057)
Net loss		(97,230)		(269)	(97,499)
Comprehensive loss					$(99,556)	(99,556)
Balance at September 30, 2011	$478,774	$99,803	$24,517	$25,304		$628,398

Balance at December 31, 2011	$478,774	$56,916	$25,848	$25,357		$586,895
FelCor restricted stock compensation	—	623	—	—		623
Contributions	—	—	—	2,756		2,756
Distributions	—	(29,034)	—	(931)		(29,965)
Allocation to redeemable units	—	(210)	—	—		(210)
Other	—	(4)	—	—		(4)
Comprehensive loss:
Foreign exchange translation			493		$493
Net loss		(35,948)		(440)	(36,388)
Comprehensive loss					$(35,895)	(35,895)
Balance at September 30, 2012	$478,774	$(7,657)	$26,341	$26,742		$524,200

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(36,388)	$(97,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,477	105,058
Gain on sale of hotels, net	(26,641)	(7,362)
Gain on involuntary conversion, net	—	(280)
Amortization of deferred financing fees and debt discount	13,646	13,390
Amortization of unearned officers’ and directors’ compensation	3,748	5,343
Equity in loss (income) from unconsolidated entities	(2,674)	1,303
Distributions of income from unconsolidated entities	3,431	1,534
Debt extinguishment, net	12,598	24,316
Impairment loss	1,335	13,250
Changes in assets and liabilities:
Accounts receivable	(7,649)	(6,998)
Restricted cash - operations	—	2,663
Other assets	(6,194)	(9,843)
Accrued expenses and other liabilities	20,118	(8,444)
Net cash flow provided by operating activities	72,807	36,431
Cash flows from investing activities:
Acquisition of hotels	—	(137,985)
Improvements and additions to hotels	(99,985)	(57,470)
Hotel development	(16,707)	—
Additions to condominium project	—	(359)
Proceeds from asset dispositions	124,610	96,435
Change in restricted cash – investing	2,598	(116,258)
Insurance proceeds	—	391
Distributions from unconsolidated entities	11,894	1,386
Net cash flow provided by (used in) investing activities	22,410	(213,860)
Cash flows from financing activities:
Proceeds from borrowings	378,750	1,087,285
Repayment of borrowings	(395,355)	(1,112,414)
Payment of deferred financing fees	(3,167)	(18,797)
Distributions paid to noncontrolling interests	(931)	(868)
Contributions from noncontrolling interests	2,756	6,646
Distributions paid to preferred unitholders	(59,021)	(29,035)
Net proceeds from common unit issuance	—	158,476
Proceeds from redeemable unit issuance	—	2,500
Net cash flow provided by (used in) financing activities	(76,968)	93,793
Effect of exchange rate changes on cash	112	(153)
Net change in cash and cash equivalents	18,361	(83,789)
Cash and cash equivalents at beginning of periods	93,758	200,972
Cash and cash equivalents at end of periods	$112,119	$117,183

Supplemental cash flow information – interest paid, net of capitalized interest	$61,700	$92,518

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT.  FelCor is the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in (i) 67 hotels in continuing operations with 19,335 rooms and (ii) two hotels designated as held for sale at September 30, 2012. At September 30, 2012, we had 124,853,983 shares and units outstanding, consisting of 124,229,031 shares of FelCor common stock and 624,952 FelCor LP units not owned by FelCor.

Of the 67 hotels included in continuing operations, we owned a 100% interest in 49 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 13 hotels. We consolidate our real estate interests in the 54 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 66 of the 67 hotels in continuing operations to our taxable REIT subsidiaries, of which we own a controlling interest. One 50% owned hotel was operated without a lease. Because we owned controlling interests in these lessees, we consolidated our interests in these 66 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statement of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in each of the remaining 54 hotels (we consolidate our real estate interest in these hotels).

The following table illustrates the distribution of our 66 Consolidated Hotels at September 30, 2012:

Brand	Hotels	Rooms
Embassy Suites Hotels®	35	9,116
Holiday Inn®	13	4,388
Sheraton® and Westin®	6	2,224
Doubletree® and Hilton®	6	1,450
Marriott® and Renaissance®	3	1,321
Fairmont®	1	383
Independent (Morgans and Royalton)	2	282
Total	66	19,164

At September 30, 2012, our Consolidated Hotels were located in the United States (65 hotels in 22 states) and Canada (one hotel in Ontario), with concentrations in California (14 hotels), Florida (8 hotels) and Texas (7 hotels). Approximately 49% of our hotel room revenues were generated from hotels in these three states during the first nine months of 2012.

At September 30, 2012, of our 66 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 40 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 13 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed six hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (v) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, (vi) a subsidiary of Morgans Hotel Group Corp. managed two hotels, and (vii) an independent management company managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)

In addition to the above hotels, we own (through a 95% interest in a consolidated joint venture) the Knickerbocker, a former hotel and office building, that is being redeveloped as a 4+ star hotel in midtown Manhattan and is expected to open at the end of 2013.

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Our three-month periods ending September 30, 2012 and 2011 include the results of operations for our Marriott-managed hotels for the 12 week periods ending September 7, 2012 and September 9, 2011, respectively.

The information in our consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 is unaudited.  Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying financial statements for the three and nine months ended September 30, 2012 and 2011, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 13 hotels at September 30, 2012 and December 31, 2011.  We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	September 30,	December 31,
	2012	2011
Investment in hotels, net of accumulated depreciation	$160,297	$173,310
Total assets	$174,051	$199,063
Debt	$148,899	$150,388
Total liabilities	$154,103	$156,607
Equity	$19,948	$42,456
Our unconsolidated entities’ debt at September 30, 2012 and December 31, 2011 consisted entirely of non-recourse mortgage debt. In January 2012, one of our unconsolidated joint ventures refinanced $130 million of debt and extended the maturity until 2014.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$21,075	$19,975	$54,012	$49,990
Net income	$4,002	$1,428	$8,138	$184

Net income attributable to FelCor	$2,001	$714	$4,069	$92
Depreciation of cost in excess of book value	(465)	(465)	(1,395)	(1,395)
Equity in income (loss) from unconsolidated entities	$1,536	$249	$2,674	$(1,303)
The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	September 30,	December 31,
	2012	2011
Hotel-related investments	$1,467	$12,400
Cost in excess of book value of hotel investments	47,378	48,774
Land and condominium investments	8,507	8,828
	$57,352	$70,002
The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Hotel investments	$1,055	$(199)	$2,746	$(1,127)
Other investments	481	448	(72)	(176)
Equity in income (loss) from unconsolidated entities	$1,536	$249	$2,674	$(1,303)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt

Consolidated debt consisted of the following (dollars in thousands):

	Encumbered		Interest	Maturity	September 30,	December 31,
	Hotels		Rate (%)	Date	2012	2011
Line of credit	10		L + 4.50	August 2014(a)	$117,000	$—
Hotel mortgage debt
Mortgage debt	5	(b)	6.66	June - August 2014	65,935	67,375
Mortgage debt	7		L + 5.10 (c)	April 2015	186,529	202,982
Mortgage debt	1		5.81	July 2016	10,521	10,876
Mortgage debt	4	(b)	4.95	October 2022	128,500	—
Mortgage debt	1		4.94	October 2022	32,250	—
Senior notes
Senior secured notes	6		6.75	June 2019	525,000	525,000
Senior secured notes(d)	11		10.00	October 2014	467,499	459,931
Other(e)	—		L + 1.50	December 2012	64,860	64,860
Retired debt	—		—	—	—	265,442
Total	45				$1,598,094	$1,596,466

(a)	Our $225 million line of credit can be extended for one year (to 2015), subject to satisfying certain conditions.

(b)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.

(c)	LIBOR (for this loan) is subject to a 3% floor. We purchased an interest rate cap ($202 million notional amount) that caps LIBOR at 5.4% and expires May 2013.

(d)
These notes have $492 million in aggregate principal outstanding ($144 million and $96,000 in aggregate principal amount was redeemed in June 2011 and January 2012, respectively) and were initially sold at a discount that provided an effective yield of 12.875% before transaction costs.

(e)
This loan is related to our Knickerbocker redevelopment project and is fully secured by restricted cash and a mortgage. Because we were able to assume an existing loan when we purchased this hotel, we were not required to pay any local mortgage recording tax. When that loan is transferred to a new lender and made part of our construction loan, we expect to only pay such tax to the extent of the incremental principal amount of the construction loan.

In May 2012, we repaid $69.2 million in secured loans when we sold the mortgaged hotels.

In August 2012, we repaid $24.9 million in secured loans when we sold a mortgaged hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt – (continued)

In September 2012, we obtained $160.8 million in gross proceeds from five mortgage loans. The 10‑year loans mature in 2022, bear an average fixed interest rate of 4.95% and are neither cross-collateralized nor cross-defaulting. A portion of the proceeds from the new loans was used to repay a 9.02% mortgage loan, of which $107 million was outstanding, that would otherwise mature in 2014. The repaid loan was secured by a pool of seven hotels, including four of the five hotels mortgaged to support the new loans. The remaining three hotels (two of which are non-strategic) that secured the repaid loan are now unencumbered. Also in September 2012, we repaid the remaining $60 million balance of a mortgage loan using excess proceeds from the new loans as well as asset sale proceeds. This repaid loan, which would have otherwise matured in 2013, was secured by five properties, of which four are now unencumbered (two of which are non-strategic) and one was mortgaged to secure one of the new loans. The repayments resulted in $11.6 million in debt extinguishment costs, primarily prepayment penalties.

We reported $31.4 million and $32.9 million of interest expense for the three months ended September 30, 2012 and 2011, respectively, which is net of: (i) interest income of $34,000 and $59,000 and (ii) capitalized interest of $3.1 million and $403,000, respectively. We reported $93.5 million and $98.2 million of interest expense for the nine months ended September 30, 2012 and 2011, respectively, which is net of: (i) interest income of $117,000 and $151,000 and (ii) capitalized interest of $9.7 million and $913,000, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Room revenue	$188,886	$177,858	$544,664	$507,375
Food and beverage revenue	33,673	30,288	109,472	104,102
Other operating departments	12,237	13,488	38,177	38,591
Total hotel operating revenue	$234,796	$221,634	$692,313	$650,068
Nearly all of our revenue is comprised of hotel operating revenue.  These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us.  All revenues are recorded on an accrual basis, as earned.  Appropriate allowances are made for doubtful accounts, which are recorded as a bad debt expense.  The remainder of our revenue was derived from other sources.

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$49,794	21.2%	$47,805	21.6%
Food and beverage	29,176	12.4	26,892	12.1
Other operating departments	5,593	2.4	5,979	2.7
Total hotel departmental expenses	$84,563	36.0%	$80,676	36.4%

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$144,419	20.9%	$135,514	20.8%
Food and beverage	89,354	12.9	82,935	12.8
Other operating departments	16,976	2.4	17,555	2.7
Total hotel departmental expenses	$250,749	36.2%	$236,004	36.3%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$20,920	8.9	$20,202	9.1
Marketing	19,565	8.3	18,060	8.1
Repair and maintenance	11,914	5.1	11,514	5.2
Utilities	11,541	4.9	12,168	5.5
Total other property-related costs	$63,940	27.2	$61,944	27.9

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$62,972	9.1	$59,260	9.1
Marketing	59,008	8.5	54,165	8.3
Repair and maintenance	35,817	5.2	33,625	5.2
Utilities	30,631	4.4	32,349	5.0
Total other property-related costs	$188,428	27.2	$179,399	27.6

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Hotel lease expense(a)	$10,910	$10,582	$31,339	$29,383
Land lease expense(b)	3,381	3,130	8,568	7,991
Real estate and other taxes	8,359	7,394	24,267	20,865
Property insurance, general liability insurance and other	2,703	1,909	7,809	5,992
Total taxes, insurance and lease expense	$25,353	$23,015	$71,983	$64,231

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities and is partially (generally 49%) offset through noncontrolling interests in other partnerships.  Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $5.5 million and $5.2 million for the three months ended September 30, 2012 and 2011, respectively, and $15.0 million and $13.3 million for the nine months ended September 30, 2012 and 2011, respectively.

(b)
Land lease expense includes percentage rent of $2.0 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $4.3 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively.

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

We may record impairment charges if operating results of individual hotels are materially different from our forecasts, if the economy and/or lodging industry weakens, or if we shorten our contemplated holding period for additional hotels. During the quarter ended June 30, 2012, we recorded a $1.3 million impairment charge related to one hotel included in continuing operations. The impairment charge related to this hotel was based on a third-party offer to purchase (a Level 2 input under authoritative guidance for fair value measurements) at a price below our previously estimated fair market value.

During the quarter ended September 30, 2011, we recorded a $946,000 impairment charge in discontinued operations for one hotel to reduce our carrying value to its fair value less estimated selling costs. Our fair value estimate was based on the purchaser's contract price (a Level 2 input).

During the quarter ended June 30, 2011, we recorded $12.3 million of impairment charges ($7.0 million related to two hotels in continuing operations and $5.3 million related to two hotels in discontinued operations). The impairment charges for three of the hotels were based on revised estimated fair market values obtained through the marketing process that were lower than the net book values for these hotels. The inputs used to determine the fair values of these hotels are classified as Level 2 under authoritative guidance for fair value measurements. The impairment charge related to the remaining hotel in discontinued operations was primarily related to estimated selling costs.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Discontinued Operations

We had two hotels held for sale at September 30, 2012. We consider a sale to be probable within the next twelve months and classify it as held for sale when a buyer completes its due diligence review, we have an executed contract for sale, and we have received a substantial non-refundable deposit.

Discontinued operations include results of operations for two hotels designated as held for sale at September 30, 2012, one hotel sold in August 2012, six hotels which were sold in May 2012 and eight hotels sold in 2011.  The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011		2012	2011
Hotel operating revenue	$7,558	$25,477		$49,506	$99,556
Operating expenses	(7,065)	(25,684)	(a)	(40,831)	(97,265)	(a)
Operating income (loss) from discontinued operations	493	(207)		8,675	2,291
Interest expense, net	(239)	(799)		(1,991)	(4,548)
Debt extinguishment, net	(126)	(334)		(790)	3,282
Loss on involuntary conversion, net	—	—		—	(12)
Gain on sale of hotels, net	9,922	701		26,641	7,362
Income (loss) from discontinued operations	$10,050	$(639)		$32,535	$8,375

(a)	Includes a $946,000 impairment charge for the three months ended September 30, 2011 and a $6.2 million impairment charge for the nine months ended September 30, 2011.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Loss Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net loss attributable to FelCor	$(19,025)	$(22,832)	$(35,619)	$(96,761)
Discontinued operations attributable to FelCor	(10,000)	623	(32,372)	(8,361)
Loss from continuing operations attributable to FelCor	(29,025)	(22,209)	(67,991)	(105,122)
Less: Preferred dividends	(9,678)	(9,678)	(29,034)	(29,034)
Numerator for continuing operations attributable to FelCor common stockholders	(38,703)	(31,887)	(97,025)	(134,156)
Discontinued operations attributable to FelCor	10,000	(623)	32,372	8,361
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(28,703)	$(32,510)	$(64,653)	$(125,795)
Denominator:
Denominator for basic and diluted loss per share	123,640	123,062	123,648	113,908
Basic and diluted loss per share data:
Loss from continuing operations	$(0.31)	$(0.26)	$(0.78)	$(1.18)
Discontinued operations	$0.08	$(0.01)	$0.26	$0.07
Net loss	$(0.23)	$(0.26)	$(0.52)	$(1.10)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Loss Per Share/Unit — (continued)

FelCor LP Loss Per Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net loss attributable to FelCor LP	$(19,169)	$(22,998)	$(35,948)	$(97,230)
Discontinued operations attributable to FelCor LP	(10,050)	626	(32,535)	(8,388)
Loss from continuing operations attributable to FelCor LP	(29,219)	(22,372)	(68,483)	(105,618)
Less: Preferred distributions	(9,678)	(9,678)	(29,034)	(29,034)
Numerator for continuing operations attributable to FelCor LP common unitholders	(38,897)	(32,050)	(97,517)	(134,652)
Discontinued operations attributable to FelCor LP	10,050	(626)	32,535	8,388
Numerator for basic and diluted loss attributable to FelCor common unitholders	$(28,847)	$(32,676)	$(64,982)	$(126,264)
Denominator:
Denominator for basic and diluted loss per unit	124,266	123,700	124,278	114,361
Basic and diluted loss per unit data:
Loss from continuing operations	$(0.31)	$(0.26)	$(0.78)	$(1.18)
Discontinued operations	$0.08	$(0.01)	$0.26	$0.07
Net loss	$(0.23)	$(0.26)	$(0.52)	$(1.10)

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

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these Series A preferred shares/units were dilutive, were $6.3 million for the three months ended September 30, 2012 and 2011, and $18.8 million for the nine months ended September 30, 2012 and 2011.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Dividends/Distributions

In January 2011, FelCor reinstated its current quarterly preferred dividend and has paid current quarterly preferred dividends each quarter since January 2011. At December 31, 2011, we had $76.3 million of aggregate accrued dividends (of which $67.7 million related to dividends in arrears) payable to holders of our Series A and Series C preferred stock.

In July 2012, FelCor paid quarterly dividends of $0.4875 per share to holders of its Series A preferred stock and $0.50 per depositary share to holders of its Series C preferred stock. In addition, FelCor paid $1.51 per share and $1.55 per depositary share to its Series A preferred stockholders and Series C preferred stockholders, respectively, for dividends in arrears. Proceeds received from the sale of six hotels in May 2012 were used to fund a $30.0 million dividend in arrears payment.

At September 30, 2012, FelCor had $46.3 million of aggregate accrued dividends (of which $37.7 million related to dividends in arrears). On October 31, FelCor paid dividends of $2.39 per share to holders of its Series A preferred stock and $2.45 per depositary share to holders of its Series C preferred stock. The dividend payment included dividends in arrears of $1.9025 per share and $1.95 per depositary share for holders of Series A and Series C preferred stock, respectively. FelCor has now paid all of the outstanding accrued preferred dividends.

FelCor obtains funds from FelCor LP to pay common or preferred dividends. We are restricted from paying any common dividends unless and until all accrued and current preferred dividends are paid. FelCor’s Board of Directors will determine whether and when to declare future dividends based upon various factors, including operating results, economic conditions, other operation trends, our financial condition (and related debt covenant compliance) and capital requirements, as well as minimum REIT distribution requirements.

10.	Fair Value of Financial Instruments

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of September 30, 2012.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 2 input) and has an estimated fair value of $1.1 billion at September 30, 2012 and December 31, 2011; and (iii) our debt that is not publicly-traded is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $631.2 million and $640.9 million at September 30, 2012 and December 31, 2011, respectively. The estimated fair value of all our debt was $1.8 billion and $1.7 billion at September 30, 2012 and December 31, 2011, respectively.

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

At September 30, 2012, we had 624,952 limited partnership units outstanding. We sold 367,647 units of limited partner interest in our operating partnership at $6.80 per unit in May 2011. At September 30, 2012, these units are carried at $2.0 million, which is the issue price less the holders’ share of allocated losses for the period the units were outstanding. We carried the remaining 257,305 outstanding units of limited partner interest at $1.2 million, based on the closing price of FelCor’s common stock at September 30, 2012 ($4.74/share).

Changes in redeemable noncontrolling interests (or redeemable units) for the nine months ended September 30, 2012 and 2011 are shown below (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Balance at beginning of period	$3,026	$2,004
Issuance of units	—	2,500
Conversion of units	(45)	(97)
Redemption value allocation	581	(970)
Comprehensive loss:
Foreign exchange translation	3	(14)
Net loss	(329)	(469)
Balance at end of period	$3,236	$2,954

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

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$68,183	$809,852	$935,810	$—	$1,813,845
Hotel development	—	—	138,749	—	138,749
Equity investment in consolidated entities	1,375,446	—	—	(1,375,446)	—
Investment in unconsolidated entities	43,977	11,962	1,413	—	57,352
Hotels held for sale	—	113	40,709	—	40,822
Cash and cash equivalents	72,214	35,888	4,017	—	112,119
Restricted cash	—	7,158	74,484	—	81,642
Accounts receivable, net	436	34,004	282	—	34,722
Deferred expenses, net	16,966	—	8,396	—	25,362
Other assets	10,792	10,569	5,679	—	27,040

Total assets	$1,588,014	$909,546	$1,209,539	$(1,375,446)	$2,331,653

Debt, net	$992,499	$—	$605,595	$—	$1,598,094
Distributions payable	46,306	—	—	—	46,306
Accrued expenses and other liabilities	48,515	97,882	13,420	—	159,817

Total liabilities	1,087,320	97,882	619,015	—	1,804,217

Redeemable units	3,236	—	—	—	3,236

Preferred units	478,774	—	—	—	478,774
Common units	18,684	785,573	563,532	(1,375,446)	(7,657)
Accumulated other comprehensive income	—	26,341	—	—	26,341
Total FelCor LP partners’ capital	497,458	811,914	563,532	(1,375,446)	497,458
Noncontrolling interests	—	(250)	26,992	—	26,742
Total partners’ capital	497,458	811,664	590,524	(1,375,446)	524,200
Total liabilities and partners’ capital	$1,588,014	$909,546	$1,209,539	$(1,375,446)	$2,331,653

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

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

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$234,796	$—	$—	$234,796
Percentage lease revenue	2,575	—	43,556	(46,131)	—
Other revenue	7	1,269	165	—	1,441
Total revenues	2,582	236,065	43,721	(46,131)	236,237

Expenses:
Hotel operating expenses	—	159,398	—	—	159,398
Taxes, insurance and lease expense	319	65,786	5,379	(46,131)	25,353
Corporate expenses	139	3,116	2,440	—	5,695
Depreciation and amortization	1,248	12,715	17,786	—	31,749
Other expenses	88	1,697	378	—	2,163
Total operating expenses	1,794	242,712	25,983	(46,131)	224,358
Operating income	788	(6,647)	17,738	—	11,879
Interest expense, net	(21,532)	(293)	(9,534)	—	(31,359)
Debt extinguishment	—	—	(11,661)	—	(11,661)
Loss before equity in income from unconsolidated entities	(20,744)	(6,940)	(3,457)	—	(31,141)
Equity in loss from consolidated entities	559	—	—	(559)	—
Equity in income from unconsolidated entities	1,040	507	(11)	—	1,536
Loss from continuing operations	(19,145)	(6,433)	(3,468)	(559)	(29,605)
Income from discontinued operations	(24)	(861)	10,935	—	10,050
Net loss	(19,169)	(7,294)	7,467	(559)	(19,555)
Loss attributable to noncontrolling interests	—	286	100	—	386
Net loss attributable to FelCor LP	(19,169)	(7,008)	7,567	(559)	(19,169)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(28,847)	$(7,008)	$7,567	$(559)	$(28,847)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$221,634	$—	$—	$221,634
Percentage lease revenue	2,439	—	40,808	(43,247)	—
Other revenue	—	1,241	153	—	1,394
Total revenues	2,439	222,875	40,961	(43,247)	223,028

Expenses:
Hotel operating expenses	—	152,865	—	—	152,865
Taxes, insurance and lease expense	383	60,984	4,895	(43,247)	23,015
Corporate expenses	139	3,486	2,633	—	6,258
Depreciation and amortization	1,138	11,534	17,219	—	29,891
Other expenses	(13)	1,138	83	—	1,208
Total operating expenses	1,647	230,007	24,830	(43,247)	213,237
Operating income	792	(7,132)	16,131	—	9,791
Interest expense, net	(23,710)	(588)	(8,567)	—	(32,865)
Debt extinguishment	—	—	(21)	—	(21)
Gain on involuntary conversion, net	—	109	—	—	109
Loss before equity in income from unconsolidated entities	(22,918)	(7,611)	7,543	—	(22,986)
Equity in income from consolidated entities	(751)	—	—	751	—
Equity in income from unconsolidated entities	(54)	315	(12)	—	249
Loss from continuing operations	(23,723)	(7,296)	7,531	751	(22,737)
Loss from discontinued operations	725	(1,481)	117	—	(639)
Net loss	(22,998)	(8,777)	7,648	751	(23,376)
Loss attributable to noncontrolling interests	—	152	226	—	378
Net loss attributable to FelCor LP	(22,998)	(8,625)	7,874	751	(22,998)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(32,676)	$(8,625)	$7,874	$751	$(32,676)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$692,313	$—	$—	$692,313
Percentage lease revenue	5,401	—	124,972	(130,373)	—
Other revenue	12	2,311	349	—	2,672
Total revenues	5,413	694,624	125,321	(130,373)	694,985

Expenses:
Hotel operating expenses	—	471,365	—	—	471,365
Taxes, insurance and lease expense	1,065	185,955	15,336	(130,373)	71,983
Corporate expenses	333	10,816	8,925	—	20,074
Depreciation and amortization	3,523	36,541	52,480	—	92,544
Impairment loss	—	—	1,335	—	1,335
Other expenses	564	2,877	485	—	3,926
Total operating expenses	5,485	707,554	78,561	(130,373)	661,227
Operating income	(72)	(12,930)	46,760	—	33,758
Interest expense, net	(63,906)	(921)	(28,720)	—	(93,547)
Debt extinguishment	(7)	—	(11,801)	—	(11,808)
Loss before equity in income from unconsolidated entities	(63,985)	(13,851)	6,239	—	(71,597)
Equity in loss from consolidated entities	26,048	—	—	(26,048)	—
Equity in income from unconsolidated entities	2,058	650	(34)	—	2,674
Loss from continuing operations	(35,879)	(13,201)	6,205	(26,048)	(68,923)
Income from discontinued operations	(69)	9,065	23,539	—	32,535
Net loss	(35,948)	(4,136)	29,744	(26,048)	(36,388)
Loss attributable to noncontrolling interests	—	575	(135)	—	440
Net loss attributable to FelCor LP	(35,948)	(3,561)	29,609	(26,048)	(35,948)
Preferred distributions	(29,034)	—	—	—	(29,034)
Net loss attributable to FelCor LP common unitholders	$(64,982)	$(3,561)	$29,609	$(26,048)	$(64,982)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$650,068	$—	$—	$650,068
Percentage lease revenue	5,315	—	119,145	(124,460)	—
Other revenue	10	2,332	288	—	2,630
Total revenues	5,325	652,400	119,433	(124,460)	652,698

Expenses:
Hotel operating expenses	—	445,436	—	—	445,436
Taxes, insurance and lease expense	1,199	172,858	14,634	(124,460)	64,231
Corporate expenses	434	12,436	9,835	—	22,705
Depreciation and amortization	3,456	33,834	51,670	—	88,960
Impairment loss	—	4,315	2,688	—	7,003
Other expenses	11	3,261	183	—	3,455
Total operating expenses	5,100	672,140	79,010	(124,460)	631,790
Operating income	225	(19,740)	40,423	—	20,908
Interest expense, net	(67,637)	(1,881)	(28,654)	—	(98,172)
Debt extinguishment	(27,354)	—	(245)	—	(27,599)
Gain on involuntary conversion, net	(21)	316	(3)	—	292
Loss before equity in loss from unconsolidated entities	(94,787)	(21,305)	11,521	—	(104,571)
Equity in income from consolidated entities	(2,010)	—	—	2,010	—
Equity in loss from unconsolidated entities	(1,319)	50	(34)	—	(1,303)
Loss from continuing operations	(98,116)	(21,255)	11,487	2,010	(105,874)
Income from discontinued operations	886	(7,120)	14,609	—	8,375
Net loss	(97,230)	(28,375)	26,096	2,010	(97,499)
Loss attributable to noncontrolling interests	—	305	(36)	—	269
Net loss attributable to FelCor LP	(97,230)	(28,070)	26,060	2,010	(97,230)
Preferred distributions	(29,034)	—	—	—	(29,034)
Net loss attributable to FelCor LP common unitholders	$(126,264)	$(28,070)	$26,060	$2,010	$(126,264)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(19,169)	$(7,294)	$7,467	$(559)	$(19,555)
Foreign currency translation adjustment	—	502	—	—	502
Comprehensive loss	(19,169)	(6,792)	7,467	(559)	(19,053)
Comprehensive loss attributable to noncontrolling interests	—	286	100	—	386
Comprehensive loss attributable to FelCor LP	$(19,169)	$(6,506)	$7,567	$(559)	$(18,667)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(22,998)	$(8,777)	$7,648	$751	$(23,376)
Foreign currency translation adjustment	—	(3,535)	—	—	(3,535)
Comprehensive loss	(22,998)	(12,312)	7,648	751	(26,911)
Comprehensive loss attributable to noncontrolling interests	—	152	226	—	378
Comprehensive loss attributable to FelCor LP	$(22,998)	$(12,160)	$7,874	$751	$(26,533)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(35,948)	$(4,136)	$29,744	$(26,048)	$(36,388)
Foreign currency translation adjustment	—	493	—	—	493
Comprehensive loss	(35,948)	(3,643)	29,744	(26,048)	(35,895)
Comprehensive loss attributable to noncontrolling interests	—	575	(135)	—	440
Comprehensive loss attributable to FelCor LP	$(35,948)	$(3,068)	$29,609	$(26,048)	$(35,455)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(97,230)	$(28,375)	$26,096	$2,010	$(97,499)
Foreign currency translation adjustment	—	(2,057)	—	—	(2,057)
Comprehensive loss	(97,230)	(30,432)	26,096	2,010	(99,556)
Comprehensive loss attributable to noncontrolling interests	—	305	(36)	—	269
Comprehensive loss attributable to FelCor LP	$(97,230)	$(30,127)	$26,060	$2,010	$(99,287)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(36,423)	$13,966	$95,264	$—	$72,807
Investing activities:
Improvements and additions to hotels	(6,875)	(58,989)	(34,121)	—	(99,985)
Hotel development	—	—	(16,707)	—	(16,707)
Proceeds from asset dispositions	(14)	22,750	101,874	—	124,610
Distributions from unconsolidated entities	11,894	—	—	—	11,894
Intercompany financing	139,246	—	—	(139,246)	—
Other	—	4,003	(1,405)	—	2,598
Cash flows from investing activities	144,251	(32,236)	49,641	(139,246)	22,410
Financing activities:
Proceeds from borrowings	—	—	378,750	—	378,750
Repayment of borrowings	(96)	—	(395,259)	—	(395,355)
Distributions paid to preferred unitholders	(59,021)	—	—	—	(59,021)
Intercompany financing	—	(12,955)	(126,291)	139,246	—
Other	—	—	(1,342)	—	(1,342)
Cash flows from financing activities	(59,117)	(12,955)	(144,142)	139,246	(76,968)
Effect of exchange rate changes on cash	—	112	—	—	112
Change in cash and cash equivalents	48,711	(31,113)	763	—	18,361
Cash and cash equivalents at beginning of period	23,503	67,001	3,254	—	93,758
Cash and cash equivalents at end of period	$72,214	$35,888	$4,017	$—	$112,119

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011
(in thousands

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(65,797)	$10,612	$91,616	$—	$36,431
Investing activities:
Acquisition of hotels	—	(137,985)	—	—	(137,985)
Improvements and additions to hotels	(2,228)	(22,699)	(32,543)	—	(57,470)
Proceeds from asset dispositions	14,132	(76)	82,379	—	96,435
Change in restricted cash - investing	—	(1,675)	(114,583)	—	(116,258)
Intercompany financing	(445,364)	—	—	445,364	—
Other	1,386	391	(359)	—	1,418
Cash flows from investing activities	(432,074)	(162,044)	(65,106)	445,364	(213,860)
Financing activities:
Proceeds from borrowings	525,000	—	562,285	—	1,087,285
Repayment of borrowings	(233,761)	—	(878,653)	—	(1,112,414)
Payment of deferred financing fees	(14,017)	—	(4,780)	—	(18,797)
Distributions paid to preferred unitholders	(29,035)	—	—	—	(29,035)
Net proceeds from common unit issuance	158,476	—	—	—	158,476
Contributions from noncontrolling interests	—	—	6,646	—	6,646
Intercompany financing	—	155,807	289,557	(445,364)	—
Other	2,500	—	(868)	—	1,632
Cash flows from financing activities	409,163	155,807	(25,813)	(445,364)	93,793
Effect of exchange rate changes on cash	—	(153)	—	—	(153)
Change in cash and cash equivalents	(88,708)	4,222	697	—	(83,789)
Cash and cash equivalents at beginning of period	155,350	43,647	1,975	—	200,972
Cash and cash equivalents at end of period	$66,642	$47,869	$2,672	$—	$117,183

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Our strategic plan involves increasing stockholder value by creating a high-growth diversified portfolio and a strong and flexible balance sheet with a low cost of capital.
Since the second quarter, we continued to progress on our strategic plan:

•
During the third quarter, we sold a non-strategic hotel for gross proceeds of $25.5 million. In addition, we sold two additional non-strategic hotels for gross proceeds of $70 million in October 2012 and one non-strategic hotel (with hard-money deposit received in October) for gross proceeds of $8.7 million in November 2012.

•	We used proceeds from asset sales to pay the remaining accrued preferred dividends ($37.7 million) in October 2012.

•
We obtained $160.8 million in proceeds from five single-asset ten-year mortgage loans that closed in September 2012. Proceeds from the new loans were used to repay $107 million on a 9.02% mortgage loan that would otherwise mature in 2014. We also used those proceeds (plus asset sale proceeds) to repay the remaining $60.3 million balance of another mortgage loan. The average interest rate on the new loans (4.95%) is more than 400 basis points lower than the repaid 9.02% loan, and we were able to unencumber seven hotels.

In the third quarter, RevPAR increased 6.2%, which exceeded the industry average of 5.1%. ADR increased 6.9%, offset by a slight decline in occupancy of 50 basis points. RevPar at the core 45 hotels increased 6.6%, compared to 4.7% for the 21 non-strategic hotels. Hotel EBITDA margins increased 58 basis points to 25.2% for the quarter.
Results of Operations

Comparison of the Three Months ended September 30, 2012 and 2011

For the three months ended September 30, 2012, we recorded a $19.6 million net loss compared to a $23.4 million net loss for the same period in 2011. Our 2012 net loss included $11.8 million in debt extinguishment charges (of which $126,000 are included in discontinued operations) and $1.1 million of hurricane-related charges (of which $228,000 are included in discontinued operations). The 2012 charges are partially offset by a $9.9 million net gain from an asset sale included in discontinued operations.
In the third quarter of 2012:

•
Total revenue was $236.2 million, 5.9% more than the same period in 2011. This increase primarily reflects a 6.2% increase in same-store RevPAR (6.6% at our core hotels and 4.7% at our non-strategic hotels), reflecting a 6.9% increase in ADR (partially offset by a 50 basis point decrease in occupancy).

•
Hotel departmental expenses increased $3.9 million. As a percentage of total revenue, hotel departmental expenses decreased from 36.2% to 35.8% compared to the same period in 2011. This improvement primarily reflects revenue increases being driven by ADR as opposed to occupancy.

•
Other property-related costs increased $2.0 million due primarily to higher marketing costs. As a percentage of total revenue, other property-related costs decreased from 27.8% to 27.1% compared to the same period in 2011. This improvement primarily reflects revenue increases being driven by ADR as opposed to occupancy.

•
Management and franchise fees increased $650,000 compared to the same period in 2011, primarily reflecting higher revenues (which serve as the basis for determining such fees). As a percentage of total revenue, these costs remained essentially unchanged from the same period in 2011.

•
Taxes, insurance and lease expense increased $2.3 million and as a percentage of total revenue from 10.3% to 10.7% compared to the same period in 2011. The higher percentage of revenue reflects a combination of increased percentage lease expense (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate) in 2012, as well as lower property taxes (reductions received after appeals) and lower general liability insurance (due to favorable claims experience) in 2011.

•
Corporate expenses decreased $563,000 (as a percentage of total revenue decreasing from 2.8% to 2.4%), which primarily reflects lower restricted stock amortization in 2012, as a significant amount of restricted stock vested in 2011.

•
Depreciation and amortization expense increased $1.9 million, compared to the same period in 2011, which is primarily attributable to hotel capital expenditures of $89.0 million in 2011 and $100.0 million in 2012.

•	Other expenses increased $955,000 compared to the same period in 2011. This increase primarily reflects $851,000 in hurricane-related charges at three of our hotels affected by Hurricane Isaac.

•
Net interest expense decreased $1.5 million compared to the same period in 2011, which primarily reflects lower average debt outstanding and higher capitalized interest related to the Knickerbocker Hotel development, all of which was partially offset by an increase in our weighted-average interest rate.

•
Debt extinguishment charges during the third quarter of 2012 ($11.7 million) include prepayment penalties and the write-off of deferred loan costs primarily related to the repayment of $167.6 million in debt secured by properties in continuing operations.

•
Discontinued operations included the results of operations for two hotels held for sale at September 30, 2012, and one hotel sold in August 2012. In addition to these three hotels, discontinued operations for the same period in 2011 included results of operations for six hotels sold in May 2012 and five hotels sold in 2011 subsequent to June 30, 2011. Discontinued operations in 2012 primarily consisted of a $9.9 million net gain on the sale of one hotel. Discontinued operations for the third quarter of 2011 included a $946,000 impairment charge and a $701,000 net gain on the sale of hotels.

Comparison of the Nine Months ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, we recorded a $36.4 million net loss compared to a $97.5 million net loss for the same period in 2011. Our 2012 net loss included $26.6 million in net gains from asset sales included in discontinued operations. The net gains were offset by (i) $12.6 million in net losses from debt extinguishment charges (of which $790,000 is included in discontinued operations), (ii) $1.3 million in impairment charges for a non-strategic hotel, and (iii) $1.1 million in hurricane-related charges (of which $228,000 is included in discontinued operations). Our 2011 net loss included $24.3 million of net losses from debt extinguishment charges (of which a $3.3 million offsetting net gain is included in discontinued operations) and $13.3 million of impairment charges (of which $6.2 million is included in discontinued operations). These 2011 charges were partially offset by $7.4 million in net gains from asset sales included in discontinued operations.

In the nine months ended September 30, 2012:

•
Total revenue was $695.0 million, 6.5% more than the same period in 2011. This increase primarily reflects a 5.1% increase in same-store RevPAR (for both our core hotels and our non-strategic hotels), reflecting a 5.8% increase in ADR (partially offset by a 50 basis point decrease in occupancy), as well as $11.5 million in incremental revenue from our recently-acquired hotels (Royalton and Morgans, acquired in May 2011). Several of our core hotels were under significant renovation or redevelopment during the nine months ended September 30, 2012.

•
Hotel departmental expenses increased $14.7 million (including $6.8 million of incremental hotel departmental expenses from our recently-acquired hotels). As a percentage of total revenue, hotel departmental expenses decreased slightly from 36.2% to 36.1% in the current period. Improvement from increases in ADR was offset by decreasing food and beverage margins.

•
Other property-related costs increased $9.0 million due to a combination of higher costs (such as marketing programs) and $3.5 million of incremental other property-related costs from our recently-acquired hotels. As a percentage of total revenue, other property-related costs decreased from 27.5% to 27.1% compared to the same period in 2011. This improvement primarily reflects revenue increases being driven by ADR as opposed to occupancy.

•
Management and franchise fees increased $2.2 million compared to the same period in 2011, primarily reflecting higher revenues (which serve as the basis for determining such fees). As a percentage of total revenue, these costs remained essentially unchanged from the same period in 2011.

•
Taxes, insurance and lease expense increased $7.8 million (including $999,000 of incremental taxes, insurance, and lease expenses from our recently-acquired hotels) and as a percentage of total revenue from 9.8% to 10.4% compared to the same period in 2011. The higher percentage of revenue reflects a combination of increased percentage lease expense (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate) in 2012, as well as lower property taxes (reductions received after appeals) and lower estimated Canadian taxes in 2011.

•
Corporate expenses decreased $2.6 million (decreasing as a percentage of total revenue from 3.5% to 2.9%), which reflects: (i) lower restricted stock amortization in 2012, as a significant amount of restricted stock vested in 2011 and (ii) lower payroll tax withholding with respect to restricted cash awards, which were lower in 2012 than in 2011. With respect to the restricted cash awards, amounts withheld decreased as a result of a decrease in the amount of restricted cash granted compared to the prior year. We recognize payroll tax withholding on these awards as an expense when awarded rather than expensed over the normal three-year vesting periods (as is the case with the remainder of the awards).

•
Depreciation and amortization expense increased $3.6 million compared to the same period in 2011, which includes $1.3 million of incremental depreciation expense related to our recently-acquired hotels. The remainder of the increase primarily reflects depreciation associated with hotel capital expenditures of $89.0 million in 2011 and $100.0 million in 2012.

•
Impairment loss. In 2012 and 2011, with respect to hotels currently marketed for sale, we recorded impairment charges of $1.3 million (one hotel) and $7.0 million (two hotels), respectively. The charges are based on revised estimated fair values obtained through the marketing process that were lower than the net book values for these hotels.

•	Other expenses increased $471,000 compared to the same period in 2011, which primarily reflects 2012 hurricane-related charges and other expenses, offset by a reduction in acquisition costs.

•
Net interest expense decreased $4.6 million compared to the same period in 2011, which primarily reflects lower average debt outstanding and increased capitalized interest related to the Knickerbocker Hotel, all of which was partially offset by an increase in our average interest rate.

•
Debt extinguishment charges during the nine months ended September 30, 2012 ($11.8 million) include prepayment penalties and the write-off of deferred loan costs primarily related to the repayment of $167.6 million in mortgage debt secured by properties in continuing operations. During the nine months ended September 30, 2011, we redeemed $144.0 million of our 10% senior notes which were due October 2014 and recognized a $27.4 million debt extinguishment charge related to the 10% prepayment premium and the write-off of a pro rata portion of the debt discount and deferred loan costs.

•
Discontinued operations included the results of operations for two hotels held for sale at September 30, 2012, one hotel sold in August 2012, and six hotels sold in May 2012. In addition to these nine properties, discontinued operations for the same period in 2011 included results of operations for eight hotels sold in 2011. Discontinued operations in 2012 included a $26.6 million net gain on the sale of hotels. Discontinued operations in 2011 reflects a $7.4 million net gain on the sale of hotels, $3.3 million in net gains from debt extinguishment, and $6.2 million in impairment charges.

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
The following tables detail our computation of FFO and Adjusted FFO (in thousands, except for per share data):
Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended September 30,
	2012			2011
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(19,555)			$(23,376)
Noncontrolling interests	530			544
Preferred dividends	(9,678)			(9,678)
Net loss attributable to FelCor common stockholders	(28,703)	123,640	$(0.23)	(32,510)	123,062	$(0.26)
Depreciation and amortization	31,749	—	0.26	29,891	—	0.24
Depreciation, discontinued operations and unconsolidated entities	3,664	—	0.03	7,508	—	0.06
Gain on involuntary conversion	—	—	—	(109)	—	—
Impairment loss, discontinued operations	—	—	—	946	—	0.01
Gain on sale of hotels	(9,922)	—	(0.08)	(701)	—	(0.01)
Noncontrolling interests in FelCor LP	(144)	626	(0.01)	(166)	638	—
Conversion of unvested restricted stock	—	—	—	—	709	—
FFO	(3,356)	124,266	(0.03)	4,859	124,409	0.04
Acquisition costs	16	—	—	413	—	0.01
Hurricane loss	851	—	0.01	—	—	—
Hurricane loss, discontinued operations and unconsolidated entities	231	—	—	—	—	—
Debt extinguishment, including discontinued operations	11,786	—	0.09	355	—	—
Severance costs	71	—	—	—	—	—
Abandoned projects	219	—	—	—	—	—
Pre-opening costs	202	—	—	—	—	—
Conversion of unvested restricted stock	—	358	0.01	—	—	—
Adjusted FFO	$10,020	124,624	$0.08	$5,627	124,409	$0.05

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Nine Months Ended September 30,
	2012			2011
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(36,388)			$(97,499)
Noncontrolling interests	769			738
Preferred dividends	(29,034)			(29,034)
Net loss attributable to FelCor common stockholders	(64,653)	123,648	$(0.52)	(125,795)	113,908	$(1.10)
Depreciation and amortization	92,544	—	0.75	88,960	—	0.78
Depreciation, discontinued operations and unconsolidated entities	13,315	—	0.11	25,750	—	0.23
Gain on involuntary conversion	—	—	—	(292)	—	—
Loss on involuntary conversion, discontinued operations	—	—	—	12	—	—
Impairment loss	1,335	—	0.01	7,003	—	0.06
Impairment loss, discontinued operations	—	—	—	6,247	—	0.05
Gain on sale of hotels	(26,641)	—	(0.22)	(7,362)	—	(0.06)
Noncontrolling interests in FelCor LP	(329)	630	—	(469)	453	(0.01)
Conversion of unvested restricted stock	—	280	—	—	—	—
FFO	15,571	124,558	0.13	(5,946)	114,361	(0.05)
Acquisition costs	114	—	—	1,359	—	0.01
Hurricane loss	851	—	0.01	—	—	—
Hurricane loss, discontinued operations and unconsolidated entities	231	—	—	—	—	—
Debt extinguishment, including discontinued operations	12,598	—	0.10	24,316	—	0.21
Severance costs	451	—	—	—	—	—
Abandoned projects	219	—	—	—	—	—
Pre-opening costs	245	—	—	—	—	—
Conversion of unvested restricted stock	—	—	—	—	828	—
Adjusted FFO	$30,280	124,558	$0.24	$19,729	115,189	$0.17

The following table details our computation of EBITDA and Adjusted EBITDA (in thousands):

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(19,555)	$(23,376)	$(36,388)	$(97,499)
Depreciation and amortization	31,749	29,891	92,544	88,960
Depreciation, discontinued operations and unconsolidated entities	3,664	7,508	13,315	25,750
Interest expense	31,393	32,924	93,664	98,323
Interest expense, discontinued operations and unconsolidated entities	934	2,009	4,060	8,016
Noncontrolling interests in other partnerships	386	378	440	269
EBITDA	48,571	49,334	167,635	123,819
Impairment loss	—	—	1,335	7,003
Impairment loss, discontinued operations	—	946	—	6,247
Hurricane loss	851	—	851	—
Hurricane loss, discontinued operations and unconsolidated entities	231	—	231	—
Debt extinguishment, including discontinued operations	11,786	355	12,598	24,316
Acquisition costs	16	413	114	1,359
Gain on sale of hotels	(9,922)	(701)	(26,641)	(7,362)
Gain on involuntary conversion	—	(109)	—	(292)
Loss on involuntary conversion, discontinued operations	—	—	—	12
Amortization of stock compensation	1,210	1,766	3,748	5,343
Severance costs	71	—	451	—
Abandoned projects	219	—	219	—
Pre-opening costs	202	—	245	—
Adjusted EBITDA	$53,235	$52,004	$160,786	$160,445

The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses on our same-store hotels, and includes the reconciliation of hotel operating expenses to total operating expenses at the dates presented.
Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Same-store operating revenue:
Room	$188,886	$177,858	$544,664	$516,384
Food and beverage	33,673	30,288	109,472	105,999
Other operating departments	12,237	13,488	38,177	39,140
Same-store operating revenue	234,796	221,634	692,313	661,523
Same-store operating expense:
Room	49,794	47,805	144,419	139,330
Food and beverage	29,176	26,892	89,354	85,343
Other operating departments	5,593	5,979	16,976	17,719
Other property related costs	63,940	61,944	188,428	182,859
Management and franchise fees	10,895	10,245	32,188	30,376
Taxes, insurance and lease expense	16,170	14,149	46,135	41,099
Same-store operating expense	175,568	167,014	517,500	496,726
Hotel EBITDA	$59,228	$54,620	$174,813	$164,797
Hotel EBITDA Margin	25.2%	24.6%	25.3%	24.9%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Same-store operating revenue(a)	$234,796	$221,634	$692,313	$661,523
Other revenue	1,441	1,394	2,672	2,630
Revenue from acquired hotels	—	—	—	(11,455)
Total revenue	236,237	223,028	694,985	652,698
Same-store operating expense(a)	175,568	167,014	517,500	496,726
Consolidated hotel lease expense(b)	10,910	10,582	31,339	29,383
Unconsolidated taxes, insurance and lease expense	(1,727)	(1,716)	(5,491)	(5,152)
Corporate expenses	5,695	6,258	20,074	22,705
Depreciation and amortization	31,749	29,891	92,544	88,960
Impairment loss	—	—	1,335	7,003
Hurricane loss	851	—	851	—
Expenses from acquired hotels	—	—	—	(11,290)
Other expenses	1,312	1,208	3,075	3,455
Total operating expense	224,358	213,237	661,227	631,790
Operating income	$11,879	$9,791	$33,758	$20,908

(a)	For same-store metrics, we have included the two hotels acquired in May 2011 for all periods presented as if they were acquired at the beginning of the period.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at September 30, 2012, our pro rata share of hotel rooms, included in continuing operations, after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at September 30, 2012
Consolidated Hotels	66	19,164
Unconsolidated hotel operations	1	171
Total hotels	67	19,335

50% joint ventures	13	(1,573)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	3	(68)
Pro rata rooms attributed to joint venture partners		(1,895)
Pro rata share of rooms owned		17,440

Hotel Portfolio Composition

The following table illustrates the distribution of same-store hotels.

Brand	Hotels	Rooms	% of Total Rooms	2011 Hotel EBITDA (in thousands)(a)
Embassy Suites Hotels	21	5,743	30	$79,999
Holiday Inn	9	3,120	16	32,543
Doubletree and Hilton	5	1,206	6	15,352
Sheraton and Westin	4	1,604	8	15,203
Renaissance and Marriott	3	1,321	7	11,357
Fairmont	1	383	3	5,700
Morgans and Royalton	2	282	1	3,845
Core hotels	45	13,659	71	163,999
Non-strategic hotels	21	5,505	29	46,989
Same-store hotels	66	19,164	100	$210,988

Market
San Francisco area	4	1,637	9	$16,813
Boston	3	916	5	14,031
Los Angeles area	3	677	4	13,731
South Florida	3	923	5	13,116
New York area	4	817	4	9,703
Philadelphia	2	728	4	8,808
Atlanta	3	952	5	8,420
Myrtle Beach	2	640	3	7,862
Dallas	2	784	4	7,153
San Diego	1	600	3	6,144
Other markets	18	4,985	25	58,218
Core hotels	45	13,659	71	163,999
Non-strategic hotels	21	5,505	29	46,989
Same-store hotels	66	19,164	100	$210,988

Location
Urban	16	4,931	26	$64,858
Airport	10	3,267	17	35,579
Resort	10	2,928	16	35,204
Suburban	9	2,533	12	28,358
Core hotels	45	13,659	71	163,999
Non-strategic hotels	21	5,505	29	46,989
Same-store hotels	66	19,164	100	$210,988

(a)
Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10‑Q.

Hotel Operating Statistics

The following tables set forth occupancy, ADR and RevPAR for the three and nine months ended September 30, 2012 and 2011, and the percentage changes therein for the periods presented, for our same-store Consolidated Hotels included in continuing operations.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	%Variance	2012	2011	%Variance
Embassy Suites Hotels	76.7	80.1	(4.3)	76.4	77.9	(1.9)
Holiday Inn	82.1	82.4	(0.3)	76.9	76.5	0.5
Doubletree and Hilton	78.1	76.2	2.5	71.9	70.9	1.4
Sheraton and Westin	69.0	67.1	2.8	65.8	67.8	(2.9)
Renaissance and Marriott	68.3	63.0	8.4	71.3	68.9	3.4
Fairmont	81.7	83.1	(1.7)	62.0	73.5	(15.7)
Morgans and Royalton	85.6	86.3	(0.8)	83.2	86.1	(3.4)
Core hotels (45)	76.7	77.4	(0.9)	74.1	75.0	(1.2)
Non-strategic hotels (21)	70.1	70.1	(0.1)	72.0	71.4	0.8
Same-store hotels (66)	74.8	75.3	(0.7)	73.5	74.0	(0.6)

	ADR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	%Variance	2012	2011	%Variance
Embassy Suites Hotels	146.48	137.34	6.7	145.14	137.96	5.2
Holiday Inn	155.56	141.23	10.1	143.96	131.10	9.8
Doubletree and Hilton	142.08	132.03	7.6	139.02	132.94	4.6
Sheraton and Westin	114.61	111.93	2.4	112.28	111.93	0.3
Renaissance and Marriott	171.56	155.56	10.3	194.01	177.49	9.3
Fairmont	275.15	249.60	10.2	281.34	245.10	14.8
Morgans and Royalton	295.74	284.71	3.9	289.76	274.93	5.4
Core hotels (45)	154.26	143.37	7.6	151.69	142.65	6.3
Non-strategic hotels (21)	116.60	111.31	4.8	117.12	112.27	4.3
Same-store hotels (66)	144.06	134.74	6.9	141.91	134.17	5.8

	RevPAR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	%Variance	2012	2011	%Variance
Embassy Suites Hotels	112.30	110.00	2.1	110.84	107.41	3.2
Holiday Inn	127.79	116.39	9.8	110.66	100.30	10.3
Doubletree and Hilton	111.00	100.61	10.3	99.99	94.28	6.1
Sheraton and Westin	79.09	75.15	5.2	73.91	75.89	(2.6)
Renaissance and Marriott	117.18	97.98	19.6	138.32	122.33	13.1
Fairmont	224.93	207.53	8.4	174.41	180.20	(3.2)
Morgans and Royalton	253.11	245.67	3.0	241.05	236.74	1.8
Core hotels (45)	118.37	111.02	6.6	112.43	106.96	5.1
Non-strategic hotels (21)	81.73	78.06	4.7	84.30	80.19	5.1
Same-store hotels (66)	107.78	101.49	6.2	104.31	99.23	5.1

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	%Variance	2012	2011	%Variance
San Francisco area	89.7	89.5	0.2	82.4	81.0	1.7
Boston	81.4	84.5	(3.7)	70.4	79.2	(11.1)
Los Angeles area	80.2	86.4	(7.2)	81.0	80.3	0.8
South Florida	72.7	74.2	(2.0)	78.5	79.2	(0.9)
New York area	78.5	83.7	(6.2)	76.8	78.9	(2.6)
Philadelphia	72.8	75.6	(3.8)	66.6	72.0	(7.4)
Atlanta	75.6	75.9	(0.5)	75.0	76.7	(2.2)
Myrtle Beach	82.1	80.4	2.0	66.5	64.8	2.6
Dallas	60.7	61.2	(0.8)	65.2	65.1	0.2
San Diego	88.3	87.9	0.5	83.2	80.4	3.4
Other markets	72.9	72.0	1.3	72.1	72.4	(0.4)
Core hotels (45)	76.7	77.4	(0.9)	74.1	75.0	(1.2)
Non-strategic hotels (21)	70.1	70.1	(0.1)	72.0	71.4	0.8
Same-store hotels (66)	74.8	75.3	(0.7)	73.5	74.0	(0.6)
	ADR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	%Variance	2012	2011	%Variance
San Francisco area	190.07	165.02	15.2	171.84	148.81	15.5
Boston	217.57	197.56	10.1	206.71	185.42	11.5
Los Angeles area	173.31	162.41	6.7	156.34	151.80	3.0
South Florida	115.28	113.30	1.7	147.52	142.58	3.5
New York area	205.13	195.32	5.0	202.24	193.30	4.6
Philadelphia	145.95	131.40	11.1	147.82	133.01	11.1
Atlanta	107.82	104.65	3.0	108.54	104.87	3.5
Myrtle Beach	174.37	169.53	2.9	153.84	149.24	3.1
Dallas	105.38	99.74	5.6	105.98	110.01	(3.7)
San Diego	138.88	127.11	9.3	130.99	121.13	8.1
Other markets	138.39	129.66	6.7	143.81	137.13	4.9
Core hotels (45)	154.26	143.37	7.6	151.69	142.65	6.3
Non-strategic hotels (21)	116.60	111.31	4.8	117.12	112.27	4.3
Same-store hotels (66)	144.06	134.74	6.9	141.91	134.17	5.8
	RevPAR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	%Variance	2012	2011	%Variance
San Francisco area	170.41	147.69	15.4	141.59	120.59	17.4
Boston	177.00	166.90	6.1	145.53	146.77	(0.8)
Los Angeles area	139.00	140.32	(0.9)	126.59	121.96	3.8
South Florida	83.83	84.05	(0.3)	115.85	112.96	2.6
New York area	160.99	163.48	(1.5)	155.35	152.47	1.9
Philadelphia	106.19	99.33	6.9	98.51	95.75	2.9
Atlanta	81.46	79.44	2.5	81.43	80.47	1.2
Myrtle Beach	143.13	136.38	4.9	102.26	96.73	5.7
Dallas	63.98	61.03	4.8	69.08	71.59	(3.5)
San Diego	122.69	111.78	9.8	108.93	97.41	11.8
Other markets	100.89	93.35	8.1	103.75	99.28	4.5
Core hotels (45)	118.37	111.02	6.6	112.43	106.96	5.1
Non-strategic hotels (21)	81.73	78.06	4.7	84.30	80.19	5.1
Same-store hotels (66)	107.78	101.49	6.2	104.31	99.23	5.1

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at September 30, 2012.

Core Hotels	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Napa Valley	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	249
San Diego – On the Bay	Holiday Inn	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica Beach – at the Pier	Holiday Inn	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Boston – at Beacon Hill	Holiday Inn	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Charlotte – SouthPark	Doubletree Guest Suites	NC	208
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – Morgans	Independent	NY	114
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Holiday Inn	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Holiday Inn	PA	251
Charleston – The Mills House Hotel	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383

Hotel Portfolio (continued)

Core Hotels	Brand	State	Rooms	% Owned	(a)
Austin	Doubletree Guest Suites	TX	188	90%
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Holiday Inn	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotel under Development
New York – Midtown Manhattan – Knickerbocker Hotel	Independent	NY	330	95%

Non-strategic Hotels
Phoenix – Crescent	Sheraton	AZ	342
Santa Barbara – Goleta	Holiday Inn	CA	160
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Wilmington	Doubletree	DE	244	90%
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Orlando – International Airport	Holiday Inn	FL	288
Atlanta – Airport	Embassy Suites Hotel	GA	232
Atlanta – Galleria	Sheraton Suites	GA	278
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Baton Rouge	Embassy Suites Hotel	LA	223
New Orleans – French Quarter	Holiday Inn	LA	374
Bloomington	Embassy Suites Hotel	MN	218
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Toronto – Airport	Holiday Inn	Ontario	446
Austin – Central	Embassy Suites Hotel	TX	260	50%
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%

Non-strategic Hotels Held for Sale (included in discontinued operations)
New Orleans – Convention Center	Embassy Suites Hotel	LA	370
Nashville – Airport – Opryland Area	Embassy Suites Hotel	TN	296

(a)	We own 100% of the real estate interests unless otherwise noted.

Liquidity and Capital Resources
Operating Activities
During the first nine months of 2012, cash provided by operating activities (primarily hotel operations) was $72.8 million, $36.4 million more than the same period in 2011.  This increase primarily reflects a change in the timing (and, consequently, accrual) of interest payments on our senior secured notes ($23.5 million) and an increase from improved operations ($7.5 million). Our consolidated statements of cash flows combines cash flow from continuing and discontinued operations. The amount of operating cash flow from discontinued operations was $11.6 million for the nine months ended September 30, 2012 and 2011. We do not expect the absence of these cash flows to have a material impact on our business, as the operations of these hotels would not provide an acceptable return on the future capital expenditure required for these hotels.
At September 30, 2012, we had $112.1 million of cash and cash equivalents, including $35.9 million held by our third-party management companies.
RevPAR for the lodging industry continues to be robust. RevPAR at our hotels for the first nine months increased 5.1%, driven by 5.8% increase in ADR, offset by a slight decrease in occupancy of 0.6%, due to renovation related disruption in the first part of 2012. The industry is enjoying a supply/demand imbalance, as supply growth remains well below the long-term average. Occupancy continues to increase and is approaching prior peak levels, allowing hotels to raise rates. We expect our RevPAR to increase 5.5% to 6.0% during 2012, primarily from improvements in ADR. We expect to generate $77.0 million to $80.9 million of cash flow from operating activities in 2012.
Investing Activities
During the first nine months of 2012, cash provided by investing activities was $22.4 million compared to $213.9 million used in investing activities during the same period in 2011. In 2012, we sold hotels for $124.6 million in net proceeds, which was partially offset by $100.0 million of capital expenditures (primarily from renovations and redevelopment at 12 hotels) and $16.7 million of capital expenditures at the Knickerbocker Hotel. In 2011, we purchased two hotels for $138.0 million, spent $57.5 million in capital expenditures and placed $115.0 million in escrow related to our December 2011 purchase of the Knickerbocker Hotel, all of which was partially offset by $96.4 million of proceeds from hotel sales. We expect to spend approximately $85 million for improvements and renovations in 2012, which will be funded from operating cash flow, cash on hand and borrowings under our line of credit. We also expect to spend approximately $35 million on value-enhancing redevelopment projects at three hotels: Morgans (guestroom additions, public areas, meeting space, fitness area, re-concepted food and beverage); Embassy Suites-Myrtle Beach-Oceanfront Resort (public space, lobby, re-concepted food and beverage); and The Fairmont Copley Plaza (guestrooms, corridors, public areas, meeting space, fitness area, and re-concepted food and beverage). In addition, we expect to spend approximately $37 million in 2012 at the Knickerbocker Hotel, which will be funded primarily by cash and draws on the line of credit.
As part of our strategic plan, we intend to sell as many as 39 non-strategic hotels that do not meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, pay accrued preferred dividends and invest in our core properties that generate a higher return on invested capital). We have sold 19 hotels to date, including 10 in 2012. There are 20 non-strategic hotels remaining to sell. Of those, 10 have been brought to market or are in the early stages of marketing. We are currently in discussions with potential buyers for six of these hotels. The 10 remaining hotels will be brought to market in 2013.

Financing Activities
During the first nine months of 2012, cash from financing activities decreased by $170.8 million compared to the same period in 2011. In 2012, we had net payments on mortgage debt borrowings of $133.6 million, primarily from asset sale proceeds and payments of $59.0 million in preferred dividends, both partially offset by $117.0 million of net borrowings under our line of credit. In 2011, we had $525.0 million in proceeds from issuing our 6.75% senior notes and $158.5 million in proceeds from the sale of common stock, partially offset by $550.4 million of debt payments and $29.0 million of preferred dividends. In 2012, we expect to pay approximately $18 million of normally occurring principal payments and $39 million of current quarterly preferred dividends, which will be funded from operating cash flow and cash on hand. Proceeds from additional hotel sales are being used to make additional non-recurring principal payments and (as noted below) pay the remaining preferred dividend arrearage.
We obtained $160.8 million in proceeds from five single-asset ten-year mortgage loans that closed in September 2012. Proceeds from the new loans were used to repay a 9.02% mortgage loan that would otherwise mature in 2014. We also used those proceeds (plus asset sale proceeds) to repay the remaining $60 million balance of a mortgage loan. The average interest rate on the new loans (4.95%) is more than 400 basis points lower than the repaid 9.02% loan, and we were able to unencumber seven hotels.
In 2011, we reinstated our current quarterly preferred dividends and paid current quarterly dividends since January 2011. We are restricted from paying any common dividends unless and until all accrued (which have been paid in full) and current preferred dividends are paid. Our Board of Directors will determine whether and when to declare future dividends based upon various factors, including operating results, economic conditions, other operation trends, our financial condition (and related debt covenant compliance) and capital requirements, as well as minimum REIT distribution requirements. We had $76.3 million of aggregate accrued dividends payable to holders of our Series A and Series C preferred stock at December 31, 2011 (of which $67.7 million related to dividends in arrears). In July 2012, we paid $30.0 million of accrued dividends in arrears, and the remaining $37.7 million was paid in October 2012.
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

Senior Notes.  Our senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds, other than for certain restricted payments. These notes are guaranteed by us, and payment of our 10% notes is secured by a pledge of the limited partner interests in FelCor LP owned by FelCor. In addition, our senior notes are secured by first lien mortgages and related security interests and/or negative pledges on 17 hotels (11 for our 10% senior notes and six for our 6.75% senior notes), and pledges of equity interests in certain subsidiaries of FelCor LP.

Interest Rate Caps.  To fulfill a requirement under one loan, we entered into interest rate cap agreements with notional amounts of $202.4 million and $212.0 million at September 30, 2012 and December 31, 2011, respectively. These interest rate caps were not designated as hedges and had insignificant fair value at both September 30, 2012 and December 31, 2011, resulting in no significant net earnings impact.
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

At September 30, 2012, approximately 77% of our consolidated debt bears fixed-rate interest.

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

Expected Maturity Date
at September 30, 2012
(dollars in thousands)

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$1,169	$4,901	$558,202	$3,118	$11,471	$675,249	$1,254,110	$1,368,977
Average interest rate	5.78%	5.77%	9.59%	5.10%	5.61%	6.35%	7.78%
Floating-rate:
Debt	65,057	783	117,867	184,683	—	—	368,390	$389,864
Average interest rate (a)	1.84%	8.10%	4.95%	8.10%	—	—	5.99%
Total debt	$66,226	$5,684	$676,069	$187,801	$11,471	$675,249	$1,622,500
Average interest rate	1.91%	6.09%	8.79%	8.05%	5.61%	6.35%	7.37%
Net discount							(24,406)
Total debt							$1,598,094

(a)	The average floating interest rate considers the implied forward rates in the yield curve at September 30, 2012.

Item 4.	Controls and Procedures.
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

PART II – OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2012, FelCor issued 2,491 shares of common stock in exchange for like numbers of FelCor LP limited partnership units. Issuing these shares under these circumstances is a private transaction that is exempt from registration under Section 4(2) of the Securities Act of 1933.
Item 5.    Other Information

As previously disclosed by FelCor in its August 30, 2012 current report, the Compensation Committee (the “Committee”) of FelCor's Board of Directors approved certain changes to FelCor's executive compensation program - in particular, providing that the magnitude of annual equity awards for FelCor's executive officers, beginning with awards made in 2013, would be determined exclusively based on future total stockholder return, relative to the performance of FelCor's peers.  In order to implement those changes, FelCor's 2005 Restricted Stock and Stock Option Plan (the “Equity Plan”) had to be revised to permit awards of restricted stock units as an alternative to shares of restricted stock. On October 29, 2012, FelCor's Board of Directors amended the Equity Plan accordingly. The foregoing discussion is qualified in its entirety by the amended and restated Equity Plan, which is attached as Exhibit 10.1 to this quarterly report.

Item 6.	Exhibits.

The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

10.1	FelCor's 2005 Restricted Stock and Stock Option Plan (as amended through October 29, 2012).

10.2	Form of Performance Equity Grant Agreement.

10.3	Letter dated October 16, 2012 amending the 2007 Employment Agreement between FelCor and Richard A. Smith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

Exhibit Number	Description of Exhibit

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) FelCor’s Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) FelCor’s Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011; (iv) FelCor’s Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 and 2011; (v) FelCor’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; (vi) FelCor LP’s Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (vii) FelCor LP’s Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (viii) FelCor LP’s Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2012 and 2011; (x) FelCor LP’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: November 2, 2012	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: November 2, 2012	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller