Form 10-K
period 2012-12-31
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2013-02-28
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

The aggregate market value of shares of common stock held by non-affiliates of FelCor Lodging Trust Incorporated as of June 30, 2012, computed by reference to the price at which its common stock was last sold at June 30, 2012, was approximately $562 million.

As of February 22, 2013, the registrant had issued and outstanding 124,121,786 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of FelCor Lodging Trust Incorporated’s definitive Proxy Statement pertaining to its 2013 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

EXPLANATORY NOTE
This annual report on Form 10-K for the fiscal year ended December 31, 2012, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.
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

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

This Annual Report contains registered trademarks and service marks owned or licensed by companies other than us, including (but not limited to) Crowne Plaza, Doubletree, Doubletree Guest Suites, Embassy Suites Hotels, Fairmont, Hilton, Holiday Inn, Marriott, Morgans, Renaissance, Royalton, Sheraton, Sheraton Suites, Walt Disney World, Westin and Wyndham.

Disclosure Regarding Forward Looking Statements

Our disclosure and analysis in this Annual Report and in FelCor’s 2012 Annual Report to Stockholders may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we may also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast,” “continue” or similar expressions. In particular, these forward-looking statements may include those relating to future actions (including future acquisitions or dispositions and future capital expenditure plans) and future performance or expenses.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make or related subjects in our quarterly reports on Form 10-Q and Current Reports on Form 8-K that we file with the Securities and Exchange Commission, or the SEC. Also note that, in our risk factors, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from past results and those results anticipated, estimated or projected. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such risk factors. Consequently, you should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect our business.

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

PART I
Item 1.    Business
About FelCor and FelCor LP
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 66 hotels with 18,993 rooms at December 31, 2012. At December 31, 2012, we had an aggregate of 124,738,167 shares and units outstanding, consisting of 124,116,786 shares of FelCor common stock and 621,381 units of FelCor LP limited partnership interest not owned by FelCor.

Business Strategy

Strategy and Objectives. We seek to provide superior stockholder returns by assembling a diversified portfolio of high-growth hotels, combined with a sound and flexible balance sheet reflecting low cost debt, an extended maturity profile and substantial liquidity. Our long-term strategy has five critical components:

•
Portfolio Quality and Diversity - we are investing in our core portfolio of high-growth hotels located in gateway and resort markets with high barriers to entry and limited supply growth while we sell non-strategic hotels.

•	Long-Term Leverage - we are steadily reducing our outstanding indebtedness to achieve leverage levels that are readily managed through economic and industry cycles.

•
Cost of Debt; Staggered and Extended Maturities - we opportunistically refinance higher-cost debt, taking advantage of historically low interest rates to reduce our cost of debt and stagger and extend maturities well into the future.

•	Organic Growth - we invest in our core portfolio to enhance our assets’ long-term performance and return on invested capital through high ROI redevelopment projects.

•
Acquisitions - we look to acquire hotels in targeted markets that meet our strict underwriting criteria, such as returns in excess of our weighted average cost of capital, ones located in markets with high barriers-to-entry with limited supply growth, and redevelopment opportunities that leverage our expertise to achieve superior returns on redevelopment capital.

Recent Achievements. We have made significant progress toward achieving the objectives of our strategic plan.

•
We issued $525 million aggregate principal amount of 5.625% senior secured notes due 2023, significantly reducing our cost of borrowing. We used the proceeds to redeem $258 million in aggregate face amount of 10% senior notes due 2014 and repay a $187 million 8.1% mortgage loan with the remaining proceeds used to repay a portion of the balance on our outstanding line of credit and to pay prepayment costs and other expenses. With this offering, we have effectively completed the capital markets portion of restructuring our balance sheet. We expect to repay the remaining $234 million of our 10% notes and other mortgage debt using proceeds from future asset sales.

•
In December 2012, we amended and restated our $225 million secured line of credit facility. The facility now matures in June 2017 (extended from August 2015), inclusive of a one-year extension option, subject to satisfaction of certain conditions. Borrowings under the facility bear interest at LIBOR (no floor) plus 3.375% (reduced from LIBOR plus 4.50%). The unused commitment fee decreased 10 basis points. The facility is secured by mortgages and related security interests on eight hotels.

•
We have sold 19 hotels since December 2010 (including 10 hotels in 2012), for total gross proceeds of $429 million (our pro rata share was $387 million). We used $319 million of these asset sale proceeds to repay indebtedness.

•	We paid all outstanding accrued preferred dividends ($67.7 million) in 2012.

•
We raised $160.8 million in proceeds from five single-asset mortgage loans that closed in September 2012, and bear an average interest rate of 4.95%. Proceeds from these loans were used to repay a $107 million 9.02% mortgage loan that would have matured in 2014. We also repaid the remaining $60 million balance of a mortgage loan using excess proceeds from the new loan, as well as asset sale proceeds.

•
In December 2011, we acquired the landmark Knickerbocker Hotel in midtown Manhattan for $115 million. We are redeveloping the property as a four-plus star hotel featuring 330 large guest rooms, a rooftop sky bar and lounge directly overlooking Times Square, state-of-the-art meeting space and a full-service fitness center. In November 2012, we closed on an $85 million construction loan to finance redeveloping the Knickerbocker.

•
In 2012, we spent $121.5 million on capital expenditures, including renovation and redevelopment on our operating hotels. During this time, we completed renovations at seven hotels. We also completed redevelopment projects at two properties, the Fairmont Boston Copley Plaza and the Embassy Suites Myrtle Beach Oceanfront Resort. We completed the redevelopment of the Fairmont Boston Copley Plaza in September 2012, repositioning the hotel closer to its luxury competitors, including a complete renovation of rooms and corridors, upgrading 12 rooms to Fairmont Gold, adding a new rooftop fitness center and spa, and redeveloping the food and beverage and other public areas. We are currently redeveloping Morgans to add three guest rooms, build a brand new fitness facility, relocate the lounge and reconcept the food and beverage areas.

Balance Sheet Strategy. A healthy balance sheet provides the necessary flexibility and capacity to withstand lodging cycles, and we are committed to strengthening our balance sheet by reducing leverage, lowering our cost of debt and extending debt maturities.

•	As cash flow increases from continued revenue per available room, or RevPAR, growth and we sell additional non-strategic hotels, we expect to continue to materially reduce our leverage.

•	We have successfully extended our weighted-average debt maturity to 2020 and reduced our weighted-average interest rate to 6.4%, significantly lower than our historical levels.
Portfolio Management. Our core portfolio consists primarily of upper-upscale hotels and resorts located in major markets and resort locations that have dynamic demand generators and high barriers to entry. Most of our hotels are operated under well-recognized brands, such as Doubletree, Embassy Suites, Fairmont, Hilton, Holiday Inn, Marriott, Renaissance, Sheraton and Westin. Royalton and Morgans, in midtown Manhattan, are operated independent of any brand. We sell, acquire and re-brand hotels to increase our return on invested capital and to improve overall portfolio quality, enhance diversification and improve growth rates.

•
Hotel Sales. On an ongoing basis, we review each hotel in our portfolio in terms of projected performance, future capital expenditure requirements, market dynamics and concentration risk. We believe selling non-strategic hotels enhances our long-term growth, reduces future capital expenditures and enables management to focus on “core” long-term investments.

•
In 2010 and 2011, we announced our intention to sell our interests in 39 hotels. We have sold 19 hotels since December 2010 for total gross proceeds of $429 million (our pro rata share was $387 million). Twenty non-strategic hotels remain to be sold. As of January 2013, we are marketing 11 of the remaining 20 hotels. The other nine non-strategic hotels are held in joint ventures, and we and our partners are analyzing the best timing to begin marketing those properties.

•	We continually review opportunities to sell additional non-strategic hotels in the future and reinvest proceeds to earn a higher return on our investments.

•	Hotel Acquisitions. We only consider purchasing hotels that meet or exceed our strict investment criteria.

•
We consider properties that are accretive to long-term stockholder value, are priced at a significant discount to replacement cost with investment returns that exceed our weighted-average cost of capital and can provide attractive long-term yields.

•
We seek high-quality hotels in major urban and resort markets with high barriers to entry and high growth potential, as typified by the iconic Fairmont Copley Plaza, Royalton, Morgans and (at stabilization) the Knickerbocker.

•	We focus on properties that will improve the overall quality and diversity of our portfolio and increase our future growth.

•	We also consider hotels that offer redevelopment and/or revenue enhancement opportunities that can further enhance returns on our investment.

•
Hotel Brand Conversions. We are rebranding and repositioning eight Holiday Inn properties with Wyndham Hotels & Resorts, effective March 1, 2013. Wyndham Hotel Group will manage the hotels under long-term management agreements. The agreement includes a $100 million performance guaranty from Wyndham Worldwide Corporation over the initial 10-year term (which can be extended for an additional five years), with an annual performance guaranty of up to $21.5 million that ensures minimum annual NOI for the eight hotels. The management fee structure is more consistent with prevailing industry practices, and we expect to save approximately $50 million in management fees over the initial term. Rebranding and repositioning these hotels demonstrates our efforts to execute our long-term value creation strategy, which includes moving more of our portfolio into the upper-upscale segment.

Asset Management. We seek to maximize revenue, market share, hotel operating margins and cash flow at every hotel. FelCor’s asset management is aggressive and hands-on. All of our asset managers have extensive hotel operating experience and thorough knowledge of the markets and overall demand dynamics where our hotels operate. As a consequence, their interaction and credibility with our hotel managers is very effective. With our long-standing brand relationships, we have significant influence over how their policies and procedures (most notably, brand strategy on marketing and revenue enhancement programs) affect us, as hotel owners. In addition to working with our hotel managers to maximize hotel operating performance, we consider value-added enhancements at our hotels, such as use of public areas, new restaurant concepts and improved management of food and beverage operations.
Renovation and Redevelopment. We take a prudent approach to capital spending. Our plan involves efficiently maintaining our properties and limiting future fluctuations of expenditures while maximizing return on investment. We generally renovate between six to eight core hotels each year to maintain the competitive position and value of our hotels. In addition, we consider expansion or redevelopment opportunities at our properties that offer attractive risk-adjusted returns. Most recently, we redeveloped a former Crowne Plaza into the San Francisco Marriott Union Square. From 2007 (prior to redevelopment) to 2012, RevPAR and EBITDA at that hotel increased 53% to $182 and 370% to $6.9 million, respectively. In 2012, the hotel was recognized as Hotel of the Year, which honors the best hotel in the Marriott Hotels & Resorts brand across the Americas, and won the inaugural BLT (Breakthrough Leadership Training) Excellence award, recognizing leadership and accountability, as well as financial excellence and operational excellence awards. During 2012, we also completed redevelopments at the Fairmont Boston Copley Plaza and the Embassy Suites Myrtle Beach Oceanfront Resort. We are currently evaluating additional projects at several of its hotels that will provide future enhancements to stockholder value.

The Lodging Industry

The United States lodging industry is diverse and fragmented. Hotels are owned by both public and private companies and partnerships, some of which also operate those hotels. Often, hotels are operated on behalf of their owners by independent management companies. Some hotels are operated and marketed under familiar brands, or “flags,” such as Hilton, Marriott, Sheraton, Wyndham, Embassy Suites, Holiday Inn, etc. Other hotels are operated independent of any brand, often because the addition of a brand would not enhance the hotel’s performance, and in some cases, because operating as an independent “boutique” hotel may actually enhance a hotel’s appeal to a targeted segment of travelers. We do not operate our hotels. All of our hotels are operated on our behalf by independent managers, most of which are affiliated with national and international brands.
The industry caters to a diverse customer base, including transient customers (both leisure and corporate), groups (both leisure and corporate) and long-term, or contract, customers. Average rates charged by the hotels are dependent on the customer mix and supply and demand in the market.
Industrial Performance. Positive momentum for the industry remains intact, despite modest overall US economic growth and ongoing worldwide economic uncertainty. Broadly, lodging demand continued to recover throughout 2012 and appears poised for continued growth, which has increased operator confidence to continue increasing average rates.
For 2012, Smith Travel Research, or STR, a leading provider of hospitality industry data, reported that:

•	RevPAR increased 6.8%, which was above the long-term historical average;

•	Occupancy increased 2.5% to 61.4%, as improving demand growth and moderating supply growth trends continued;

•	Industry performance improved on a widespread basis, with all but one of the largest 25 markets (as defined by STR) experiencing higher RevPAR in 2012; and

•
Average daily rate (ADR) increased 4.2%, as operators raised rates in the face of strong demand growth, led by increases in corporate travel, and re-mixed their business in favor of premium corporate guests.

Average occupancy for the industry is approaching 2007 (pre-recession) levels. While future demand trends remain difficult to discern, as businesses continue to conserve cash and gross domestic product (GDP) growth remains sluggish, the industry continues to experience strong demand growth. During the recent recession, lodging demand fell quicker than GDP, providing room for a more robust recovery in the lodging industry than the slower recovery for the overall US economy might indicate. Travel pundits expect continued growth and favorable operating dynamics in 2013, reflecting higher demand levels, improved pricing and below-historical-average supply growth, which remains constrained by limited development financing. STR reported that rooms under construction fell 68% to approximately 68,000 in December 2012, compared to 212,000 rooms in December 2007. PKF Hospitality Research, or PKF, another leading provider of hospitality industry data, projects that lodging fundamentals will continue to improve in 2013, with demand increasing 1.8% and supply growing only 0.8%. As a result, according to PKF, hotel occupancy in 2013 should increase 1.0%, compared to 2012. As occupancy increases, hotels should have the opportunity to improve ADR further by remixing their business in favor of premium corporate guests, and ADR growth should be a more significant factor in RevPAR growth. PKF projects 2013 industry ADR will increase by 5.0%, contributing to a projected 6.0% RevPAR increase.  PKF projects that pricing power will strengthen through 2014, as occupancies return to historical levels, contributing to a projected 8.4% gain in industry RevPAR in 2014.

Hotel Classifications. STR classifies hotel chains into seven distinct segments: luxury, upper-upscale, upscale, upper-midscale, midscale, economy and independent. We own luxury (Fairmont), upper-upscale (Embassy Suites, Hilton, Marriott, Renaissance, Sheraton and Westin), upscale (Doubletree), upper-midscale (Holiday Inn) and independent (Royalton and Morgans) hotels. In addition, we are converting eight of our upper-midscale Holiday Inns to upper-upscale Wyndhams effective March 1, 2013. STR also categorizes hotels based upon their relative market positions, as measured by ADR, as luxury, upscale, midprice, economy and budget. The following table contains information with respect to average occupancy (determined by dividing occupied rooms by available rooms), ADR and RevPAR for our 65 Consolidated Hotels, all luxury U.S. hotels, all upscale U.S. hotels, all midprice U.S. hotels and all U.S. hotels, as reported by STR, for the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Number of FelCor Hotels	65	73	80	83	85
Occupancy:
FelCor hotels(a)	72.2%	72.0%	70.5%	66.2%	70.9%
All Luxury U.S. hotels(b)	69.7	68.1	65.4	61.6	67.1
All Upscale U.S. hotels(c)	65.5	61.4	58.9	56.4	62.0
All Midprice U.S. hotels(d)	62.1	56.3	53.8	51.9	57.6
All U.S. hotels	61.4	60.1	57.6	55.1	60.4
ADR:
FelCor hotels(a)	$142.46	$128.68	$121.47	$123.23	$136.32
All Luxury U.S. hotels(b)	173.50	151.37	146.54	146.85	168.43
All Upscale U.S. hotels(c)	129.09	109.52	106.44	106.66	115.96
All Midprice U.S. hotels(d)	100.30	81.00	78.33	78.12	84.21
All U.S. hotels	106.10	101.64	98.08	97.51	106.55
RevPAR:
FelCor hotels(a)	$102.80	$92.68	$85.58	$81.62	$96.67
All Luxury U.S. hotels(b)	120.86	103.16	95.84	90.53	112.96
All Upscale U.S. hotels(c)	84.51	67.22	62.71	60.12	71.83
All Midprice U.S. hotels(d)	62.27	45.57	42.16	40.58	48.48
All U.S. hotels	65.17	61.06	56.47	53.71	64.37

(a)	This information is based on historical hotel presentations.

(b)	This category includes “luxury” hotels (hotels with ADRs in the 85th to 100th percentiles in their respective markets).

(c)	This category includes “upscale” hotels (hotels with ADRs in the 70th to 85th percentiles in their respective markets).

(d)	This category includes “midprice” hotels (hotels with ADRs in the 40th to 70th percentiles in their respective markets).

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
FelCor elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. FelCor’s taxable REIT subsidiaries, or TRSs, formed to lease its hotels are subject to federal, state and local income taxes. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders. If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as a REIT for four subsequent years. In connection with FelCor’s election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock. FelCor LP expects to make distributions on its units sufficient to enable FelCor to meet its distribution obligations as a REIT. At December 31, 2012, FelCor had a federal income tax loss carryforward of $463.1 million, and its TRSs had a federal income tax loss carryforward of $327.2 million.
Employees
At December 31, 2012, we had 63 full-time employees, none of whom is involved in the day-to-day operation of our hotels.
Ownership of Our Hotels
Of the 66 hotels in which we had an ownership interest at December 31, 2012, we owned a 100% interest in 48 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and 50% interests in entities owning 13 hotels. We consolidate our real estate interests in the 53 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 65 of our 66 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. One 50%-owned hotel was operated without a lease. Because we own controlling interests in these lessees, we consolidate our interests in these 65 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statements of operations. Our Consolidated Hotels are located in the United States (64 hotels in 22 states) and Canada (one hotel in Ontario), with concentrations in major markets and resort areas.
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
We may be unable to execute our deleveraging strategy successfully if we are unable to sell non-strategic hotels when anticipated, or at all, or sell them for satisfactory pricing or if we are unable to grow our cash flow.
Our ability to sell hotels is at least partially dependent on potential buyers obtaining financing. If adequate financing is not available or is only available at undesirable terms, we may be unable to sell hotels or sell them for desired pricing. If we are unable to sell non-strategic hotels or sell them for desired pricing, it could affect our ability to repay and refinance debt and slow the execution of our strategic plan. If we sell a mortgaged hotel for less than its outstanding debt balance, we would be required to use cash to make up the shortfall or substitute an unencumbered hotel as collateral, which would restrict future flexibility when refinancing debt or restrict us from using cash for other purposes. Similarly if we are unsuccessful in growing the cash flow at our core hotels our deleveraging strategy could be frustrated.
Our revenues, expenses and the value of our hotels are subject to conditions affecting both the real estate and the lodging industries.
Real estate investments are subject to numerous risks. Our investment in hotels is subject to numerous risks generally associated with owning real estate, including among others:

•	general economic conditions, including unemployment rates, major bank failures, unsettled capital markets and sovereign debt uncertainty;

•	changes in international, national, regional and local economic climate and real estate market conditions;

•	changes in zoning laws;

•	changes in traffic patterns and neighborhood characteristics;

•	increases in assessed property taxes from changes in valuation and real estate tax rates;

•	increases in the cost of property insurance;

•	potential for uninsured or underinsured property losses;

•	costly governmental regulations and fiscal policies;

•	changes in tax laws; and

•	other circumstances beyond our control.

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
Investing in hotel assets involves special risks. We have invested in hotel-related assets, and our hotels are subject to all the risks common to the hotel industry. These risks could adversely affect hotel occupancy and rates that can be charged for hotel rooms, and generally include:

•	changes in business and leisure travel patterns;

•	decreases in demand for hotel rooms;

•	increases in lodging supply or competition, which may adversely affect demand at our hotels;

•	the effect of geopolitical disturbances, including terrorist attacks and terror alerts, that reduce business and leisure travel;

•	the attractiveness of our hotels to consumers relative to competing hotels;

•	fluctuations in our revenue caused by the seasonal nature of the hotel industry;

•	a downturn in the hotel industry;

•	unionization of the labor force at our hotels;

•	the threat or outbreak of a pandemic disease affecting the travel industry;

•	increasing fuel costs and other travel expenses resulting in reductions of travel; and

•	increased transportation security precautions affecting the travel industry.

We could face increased competition. Each of our hotels competes with other hotels in its geographic area. A number of additional hotel rooms have been, or may be, built in a number of the geographic areas in which our hotels are located, which could adversely affect both occupancy and rates in those markets. A significant increase in the supply of upscale and upper upscale hotel rooms, or if demand fails to increase at least proportionately, could have a material adverse effect on our business, financial condition and results of operations.

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

Compliance with the Americans with Disabilities Act may adversely affect our financial condition. Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We make every reasonable effort to ensure that our hotels substantially comply with the requirements of the ADA and other applicable laws. However, we could be liable for both governmental fines and payments to private parties if it were determined that our hotels are not in compliance with these laws. If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the ADA and similar laws, it could materially adversely affect our ability to make distributions to our stockholders and to satisfy our other obligations.

We face reduced insurance coverages and increasing premiums. Our property insurance has a $100,000 “all‑risk” deductible, as well as a 5% deductible (insured value) for named windstorm and California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders or franchisors. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 43 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

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

We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions. At December 31, 2012, approximately 47% of our hotel rooms were located in, and 51% of our 2012 Hotel EBITDA was generated from, three states: California (24% of our hotel rooms and 28% of our Hotel EBITDA); Florida (12% of our hotel rooms and 13% of our Hotel EBITDA); and Texas (11% of our hotel rooms and 10% of our Hotel EBITDA). Additionally, at December 31, 2012, we had concentrations in five major metropolitan areas which together represented approximately 30% of our Hotel EBITDA for the year ended December 31, 2012 (the San Francisco Bay area (9%), Los Angeles area (6%), South Florida (6%), Boston (5%) and New York (4%)). Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas may have a greater adverse effect on us than on the industry as a whole.

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

We are subject to the risks of brand concentration. We are subject to the potential risks associated with the concentration of our hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with the brand could adversely affect hotels operated under that brand. At December 31, 2012, approximately 51% of our 2012 Hotel EBITDA was derived from Embassy Suites. If any brands under which we operate hotels suffer a significant decline in appeal to the traveling public, the revenues and profitability of our branded hotels could be adversely affected.

In addition, we are subject to the risks of a decline in Hotel EBITDA margins, which occur when hotel operating expenses increase disproportionately to revenues or fail to shrink at least as fast as revenues decline. These operating expenses and Hotel EBITDA margins are controlled by our independent managers over whom we have limited control.

We have substantial financial leverage.

At December 31, 2012, our consolidated debt ($1.6 billion) represented approximately 65.4% of our total enterprise value. If our revenues and cash flow should decline it may adversely affect our public debt ratings and may limit our access to additional debt. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. If our access to additional debt financing is limited, that could adversely affect our ability to fund these programs or acquire hotels in the future.
Our financial leverage could have negative consequences. For example, it could:

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

The agreements governing our senior secured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order, among other things, to: (i) incur certain additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends other than to maintain FelCor’s REIT status; (iii) repurchase FelCor’s capital stock; or (iv) merge. These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest.
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
Certain of our subsidiaries have been formed as special purpose entities, or SPEs. These SPEs have incurred mortgage debt secured by the assets of those SPEs, which debt is non-recourse to us, except in connection with certain customary recourse “carve-outs,” including fraud, misapplication of funds, etc., in which case this debt could become fully recourse to us.

Our ability to pay dividends may be limited or prohibited by the terms of our indebtedness or preferred stock.

We are currently party to agreements and instruments that can restrict or prevent the payment of dividends on our common and preferred stock (except as necessary to retain REIT status). Under the agreements governing our senior secured notes, dividend payments are permitted only to the extent that, at the time of the distribution, we can satisfy certain financial thresholds (concerning leverage and fixed charges) and meet other requirements. Under the terms of our outstanding preferred stock, we are not permitted to pay dividends on our common stock unless all accrued preferred dividends then payable have been paid. While our preferred dividends are current, if we fail to pay future dividends on our preferred stock for any reason, including to comply with the terms of our senior secured notes, our preferred dividends will accrue, and we will be prohibited from paying any common dividends until all such accrued but unpaid preferred dividends have been paid.

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

Our ability to access additional capital also may be limited by the terms of our existing indebtedness, which, under certain circumstances, restrict our incurrence of debt and the payment of distributions. Any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all. If our future cash flow from operations and external sources of capital are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on a timely basis or on satisfactory terms, if at all. Failing to obtain necessary external capital could have a material adverse effect on our ability to finance our future growth and reduce our debt. We will have only a limited number of unencumbered hotels and limited resources to raise additional capital.

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

Our managers collect information relating to our guests for various business purposes, including marketing and promotional purposes. Collecting and using personal data is governed by U.S. and other privacy laws and regulations. Privacy regulations continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our manager’s ability to market our products, properties and services to our guests. In addition, non-compliance (or in some circumstances non-compliance by third parties engaged by us (including our managers)), or a breach of security on systems storing privacy data, may result in fines, payment of damages or restrictions on our (or our managers’) use or transfer of data.

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

We may become subject to a 100% excise tax if the rent our TRSs pay us is determined to be excessive.
There can be no assurance that the Internal Revenue Service, or IRS, will not challenge the rents paid to us by our taxable REIT subsidiaries, or TRSs, as being excessive, or that a court would not uphold such challenge. In that event, we could owe a tax of 100% on the amount of rents determined to be in excess of an arm’s length rate. Imposition of a 100% excise tax could adversely affect our ability to service our indebtedness, including the notes.

We own, and may acquire, interests in hotel joint ventures with third parties that expose us to some risk of additional liabilities or capital requirements.

We own, through our subsidiaries, interests in several real estate joint ventures with third parties. Joint ventures that are not consolidated into our financial statements owned real estate interests in a total of 13 hotels, in which we had a $55.1 million aggregate investment at December 31, 2012.  The lessee operations of 12 of these 13 hotels are included in our consolidated results of operations due to our majority ownership of those lessees. Our joint venture partners are affiliates of Hilton with respect to 11 hotels, and private entities or individuals (all of whom are unaffiliated with us) with respect to two hotels. The ventures and hotels were subject to $148.4 million of non-recourse mortgage loans at December 31, 2012.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of 20 million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2012, we had outstanding 12,880,475 shares of our Series A preferred stock and 67,980 shares, represented by 6,798,000 depositary shares, of our Series C preferred stock.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties
We own a diversified portfolio of hotels managed by Hilton, Starwood, Marriott, Fairmont, Morgans, Intercontinental Hotels Group, or IHG, and (effective March 1, 2013), eight of our hotels that had been managed by IHG will be managed by Wyndham Hotel Group. Our hotels are high-quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. They generally feature comfortable, modern guest rooms, meeting and convention facilities and full-service restaurant and catering facilities. At December 31, 2012, our Consolidated Hotels were located in the United States (64 hotels in 22 states) and Canada (one hotel in Ontario), with concentrations in major markets and resort areas. The following table illustrates the distribution of our 65 Consolidated Hotels at December 31, 2012.

Brand	Hotels		Rooms	2012 Hotel Operating Revenue (in thousands)	2012 Hotel EBITDA(a) (in thousands)
Embassy Suites Hotels	20		5,433	$256,200	$78,389
Holiday Inn	10	(b)	3,494	160,866	42,178
Renaissance and Marriott	3		1,321	111,976	17,912
Doubletree and Hilton	5		1,206	56,071	16,706
Sheraton and Westin	4		1,604	68,369	14,540
Fairmont	1		383	41,255	4,286
Morgans and Royalton	2		282	32,129	3,458
Total core hotels	45		13,723	726,866	177,469
Non-strategic hotels	20		5,099	179,474	48,044
Total	65		18,822	$906,340	$225,513

Market
San Francisco area	4		1,637	$99,659	$21,036
Los Angeles area	3		677	33,287	13,760
South Florida	3		923	47,298	13,257
Boston	3		916	68,121	12,126
New York area	4		817	57,052	9,733
Myrtle Beach	2		640	36,973	9,429
Atlanta	3		952	35,410	9,230
Philadelphia	2		728	36,122	8,882
Tampa	1		361	45,152	7,957
San Diego	1		600	26,445	6,688
Other markets	19		5,472	241,347	65,371
Total core hotels	45		13,723	726,866	177,469
Non-strategic hotels	20		5,099	179,474	48,044
Total	65		18,822	$906,340	$225,513

Location
Urban	17		5,305	$316,354	$74,446
Resort	10		2,928	183,807	41,475
Airport	9		2,957	126,906	33,742
Suburban	9		2,533	99,799	27,806
Total core hotels	45		13,723	726,866	177,469
Non-strategic hotels	20		5,099	179,474	48,044
Total	65		18,822	$906,340	$225,513

(a)
Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.

(b)
Effective March 1, 2013, eight of these hotels, which comprise 2,526 rooms (13% of our total rooms) and account for $38.0 million of our 2012 Hotel EBITDA, will be operated by Wyndham Hotel Group as either Wyndham or Wyndham Grand hotels.

We are committed to maintaining high standards at our hotels. Our hotels average 288 rooms, with six hotels having 400 or more rooms. In 2008, we completed the last phase of a multi-year, portfolio-wide renovation program costing more than $450 million. The program was designed to upgrade, modernize and renovate all of our hotels to enhance or maintain their competitive position. For 2012, we spent $121.5 million on capital expenditures, including renovations and redevelopments, on our operating hotels. We also spent 5.2% of our consolidated hotel revenue on maintenance and repair expense.

Hotel Brands

Our hotels are operated under some of the most recognized and respected hotel brands, such as Doubletree, Embassy Suites, Fairmont, Hilton, Holiday Inn, Marriott, Renaissance, Sheraton, Westin and premium independent hotels (Morgans, Royalton). As of March 1, 2013, eight of our hotels that had been operated as Holiday Inns will be operated as Wyndham or Wyndham Grand hotels.

Hotel Operating Statistics

The following tables set forth average historical occupancy (occupied rooms), ADR and RevPAR for the years ended December 31, 2012 and 2011, and the percentage changes therein for the periods presented for 65 same-store Consolidated Hotels.
Operating Statistics by Brand

	Occupancy (%)
	Year Ended December 31,
	2012	2011	%Variance
Embassy Suites Hotels	74.6	75.7	(1.5)
Holiday Inn	75.2	74.7	0.7
Renaissance and Marriott	69.0	67.3	2.5
Doubletree and Hilton	67.7	67.9	(0.3)
Sheraton and Westin	64.6	65.7	(1.7)
Fairmont	63.5	70.2	(9.6)
Morgans and Royalton	83.7	86.4	(3.1)
Core hotels (45)	72.3	72.8	(0.7)
Non-strategic hotels (20)	71.7	71.7	—
Same-store hotels (65)	72.2	72.5	(0.5)

	ADR ($)
	Year Ended December 31,
	2012	2011	%Variance
Embassy Suites Hotels	144.62	137.78	5.0
Holiday Inn	142.58	129.91	9.7
Renaissance and Marriott	192.43	177.04	8.7
Doubletree and Hilton	137.97	130.20	6.0
Sheraton and Westin	112.31	111.81	0.5
Fairmont	282.00	248.97	13.3
Morgans and Royalton	308.14	293.10	5.1
Core hotels (45)	151.79	142.63	6.4
Non-strategic hotels (20)	117.19	113.36	3.4
Same-store hotels (65)	142.46	134.79	5.7

	RevPAR ($)
	Year Ended December 31,
	2012	2011	%Variance
Embassy Suites Hotels	107.88	104.32	3.4
Holiday Inn	107.20	97.00	10.5
Renaissance and Marriott	132.76	119.12	11.4
Doubletree and Hilton	93.40	88.42	5.6
Sheraton and Westin	72.56	73.47	(1.2)
Fairmont	179.11	174.85	2.4
Morgans and Royalton	257.83	253.15	1.9
Core hotels (45)	109.76	103.90	5.6
Non-strategic hotels (20)	84.08	81.31	3.4
Same-store hotels (65)	102.80	97.78	5.1

Operating Statistics for our Top Markets

	Occupancy (%)
	Year Ended December 31,
	2012	2011	%Variance
San Francisco area	80.5	79.9	0.7
Los Angeles area	75.6	77.3	(2.2)
South Florida	77.4	78.0	(0.8)
Boston	70.2	77.1	(9.0)
New York area	78.1	79.3	(1.6)
Myrtle Beach	59.7	59.7	(0.1)
Atlanta	73.8	73.3	0.7
Philadelphia	65.2	69.4	(6.0)
Tampa	81.0	78.4	3.4
San Diego	79.6	78.5	1.4
Other markets	68.9	68.6	0.5
Core hotels (45)	72.3	72.8	(0.7)
Non-strategic hotels (20)	71.7	71.7	—
Same-store hotels (65)	72.2	72.5	(0.5)
	ADR ($)
	Year Ended December 31,
	2012	2011	%Variance
San Francisco area	174.13	152.75	14.0
Los Angeles area	156.04	149.47	4.4
South Florida	145.67	141.29	3.1
Boston	207.71	187.14	11.0
New York area	209.80	200.66	4.6
Myrtle Beach	145.27	140.62	3.3
Atlanta	108.53	104.83	3.5
Philadelphia	147.79	135.80	8.8
Tampa	174.57	164.50	6.1
San Diego	128.94	119.70	7.7
Other markets	135.57	129.39	4.8
Core hotels (45)	151.79	142.63	6.4
Non-strategic hotels (20)	117.19	113.36	3.4
Same-store hotels (65)	142.46	134.79	5.7
	RevPAR ($)
	Year Ended December 31,
	2012	2011	%Variance
San Francisco area	140.15	122.05	14.8
Los Angeles area	117.94	115.49	2.1
South Florida	112.77	110.20	2.3
Boston	145.72	144.25	1.0
New York area	163.83	159.20	2.9
Myrtle Beach	86.70	84.01	3.2
Atlanta	80.06	76.83	4.2
Philadelphia	96.39	94.21	2.3
Tampa	141.44	128.91	9.7
San Diego	102.63	94.00	9.2
Other markets	93.41	88.73	5.3
Core hotels (45)	109.76	103.90	5.6
Non-strategic hotels (20)	84.08	81.31	3.4
Same-store hotels (65)	102.80	97.78	5.1

Hotel Portfolio

The following table sets forth certain descriptive information regarding the 66 hotels in which we held ownership interests at December 31, 2012.

Core Hotels	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Napa Valley	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	249
San Diego – On the Bay	Holiday Inn(b)	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica Beach – at the Pier	Holiday Inn(b)	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
New Orleans – French Quarter	Holiday Inn(b)	LA	374
Boston – at Beacon Hill	Holiday Inn(b)	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Charlotte – SouthPark	Doubletree Guest Suites	NC	208
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – Morgans	Independent	NY	114
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Holiday Inn(b)	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Holiday Inn(b)	PA	251

Hotel Portfolio Listing (continued)

Core Hotels	Brand	State	Rooms	% Owned	(a)
Charleston – The Mills House Hotel	Holiday Inn(b)	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383
Austin	Doubletree Guest Suites	TX	188	90%
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Holiday Inn(b)	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotel under Development
New York – Midtown Manhattan – Knickerbocker Hotel	Independent	NY	330	95%

Non-strategic Hotels
Santa Barbara – Goleta	Holiday Inn	CA	160
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Wilmington	Doubletree	DE	244	90%
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Orlando – International Airport	Holiday Inn	FL	288
Atlanta – Airport	Embassy Suites Hotel	GA	232
Atlanta – Galleria	Sheraton Suites	GA	278
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Baton Rouge	Embassy Suites Hotel	LA	223
Bloomington	Embassy Suites Hotel	MN	218
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Toronto – Airport	Holiday Inn	Ontario	446
Austin – Central	Embassy Suites Hotel	TX	260	50%
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%

(a)	We own 100% of the real estate interests unless otherwise noted.

(b)	Effective March 1, 2013, this hotel will be operated by Wyndham Hotel Group under the Wyndham or Wyndham Grand brand.

Management Agreements
At December 31, 2012, of our 65 Consolidated Hotels, (i) Hilton subsidiaries managed 40 hotels, (ii) IHG subsidiaries managed 13 hotels (of which Wyndham will manage eight effective March 1, 2013), (iii) Starwood subsidiaries managed five hotels, (iv) Marriott subsidiaries managed three hotels, (v) a Fairmont subsidiary managed one hotel, (vi) a subsidiary of Morgans managed two hotels, and (vi) an independent management company managed one hotel.
The management agreements relating to 30 Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist, and no separate franchise fee is required, for these hotels. These hotels are managed by (i) IHG, under the Holiday Inn brand, (ii) Starwood, under the Sheraton and Westin brands, (iii) Hilton, under the Doubletree and Hilton brands, (iv) Marriott, under the Renaissance and Marriott brands, (v) Fairmont, under the Fairmont brand, and (vi) Morgans.
Management Fees. Minimum base management fees generally range from 1 to 3% of total revenue, with the exception of our IHG-managed hotels, where base management fees are 2% of total revenue plus 5% of room revenue. The eight hotels that will be managed by Wyndham effective March 1, 2013 will have base fees in line with the remainder of our portfolio. The agreement includes a $100 million performance guaranty from Wyndham Worldwide Corporation over the initial 10-year term (which can be extended for an additional five years), with an annual performance guaranty of up to $21.5 million that ensures minimum annual NOI for the eight hotels.
Most of our management agreements also allow for incentive management fees that are subordinated to our return on investment. Incentive management fees are generally capped at 2 to 3% of total revenue, except for any incentive management fees payable to Wyndham (effective March 1, 2013) and Marriott, which are not limited.
We paid the following management fees (in thousands) with respect to our Consolidated Hotels during each of the past three years:

	Year Ended December 31,
	2012	2011	2010
Base fees	$25,929	$24,472	$22,696
Incentive fees	2,265	1,818	1,136
Total management fees	$28,194	$26,290	$23,832

Term and Termination. The management agreements with IHG for the five consolidated hotels that are not converting to Wyndham terminate in 2018 for one hotel and 2025 for four hotels. The management agreements with Marriott terminate in 2025 for our Renaissance hotels and 2029 for our Marriott hotel, and these agreements may be extended to 2055 and 2039, respectively, at Marriott’s option. The management agreement with Fairmont terminates in 2030 and may be extended to 2040 and 2050 at Fairmont’s option. The management agreements with Morgans terminate in 2026 and may be extended to 2036 at Morgans’s option. The management agreements with our other managers generally have initial terms of between five and 20 years, and these agreements are generally renewable beyond the initial term only upon the mutual written agreement of the parties. The management agreements covering our 65 Consolidated Hotels expire after 2013, subject to any renewal rights, as follows:

	Number of Management Agreements Expiring
Manager	2014	2015	Thereafter
Hilton	3	4	33
IHG	—	—	13	(a)
Starwood	—	—	5
Marriott	—	—	3
Morgans	—	—	2
Fairmont	—	—	1
Other	—	1	—
Total	3	5	57

(a)	Eight of these hotels will be managed by Wyndham beginning March 1, 2013. The management agreements with Wyndham terminate in 2023 and may be extended by Wyndham subject to certain conditions.

Management agreements are generally terminable upon the occurrence of standard events of default or if the hotel subject to the agreement fails to meet certain financial hurdles. Upon termination for any reason, we are generally required to pay all amounts due and owing under the management agreement through the effective date of termination. If an agreement is terminated as a result of our default or by us other than for cause we may also be liable for damages suffered by the manager.

Assignment. Generally, neither party to a management agreement has the right to sell, assign or transfer the agreement to an unaffiliated third party without the prior written consent of the other party to the agreement, which consent shall not be unreasonably withheld. A change in control of FelCor will generally require each manager’s consent.

Franchise Agreements

Thirty-five of our Consolidated Hotels operate under franchise or license agreements with Embassy Suites that are separate from our management agreements.

Our Embassy Suites franchise agreements grant us the right to the use of the Embassy Suites Hotels name, system and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our Embassy Suites franchise agreements provide for a license fee, or royalty, of 4% to 5% of room revenues. In addition, we pay approximately 3.5% to 4% of room revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels. We incurred marketing and reservation systems fees of $13.1 million, $11.5 million and $11.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. We incurred license fees with respect to our Consolidated Hotels operated as Embassy Suites of $13.6 million, $13.1 million and $12.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Our typical Embassy Suites franchise agreement provides for a term of 10 to 20 years. The agreements provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the Embassy Suites name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years. Franchise agreements covering two of our hotels expire in 2014, four expire in 2015, and the remaining agreements expire thereafter.

Item 3.    Legal Proceedings

At December 31, 2012, no litigation was pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or that otherwise are not considered to be material. Furthermore, most of these ordinary course of business claims are substantially covered by insurance. We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.
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

	High	Low	Dividends Declared Per Share
2012
First quarter	$4.44	$3.00	$—
Second quarter	4.75	3.59	—
Third quarter	5.43	4.35	—
Fourth quarter	4.82	3.90	—

2011
First quarter	$8.31	$5.76	$—
Second quarter	6.68	5.08	—
Third quarter	6.06	2.01	—
Fourth quarter	3.49	1.91	—

Stockholder Information

At February 22, 2013, we had approximately 175 record holders of our common stock and 24 record holders of our Series A preferred stock (which is convertible into common stock).  However, because many of the shares of our common stock and Series A preferred stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock and Series A preferred stock than record holders. At February 22, 2013, there were 23 holders (other than FelCor) of FelCor LP units. FelCor LP units are redeemable for cash, or, at our election, for shares of FelCor common stock.

IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO OUR QUALIFICATION AS A REIT, OUR CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF ANY CLASS OR SERIES OF OUR CAPITAL STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING SHARES OF THAT CLASS OR SERIES.

Distribution Information

In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (other than net capital gains). We had no taxable income and made no common distributions for the years ended December 31, 2012 and 2011. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet REIT distribution requirements. In that event, we expect to borrow funds or sell assets for cash to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT for federal income tax purposes.

Under terms of our senior notes indenture, our ability to pay dividends and make other payments is limited based on our ability to satisfy certain financial requirements (except as necessary to retain REIT status). Under the terms of our outstanding preferred stock, we are not permitted to pay dividends on our common stock unless all accrued, preferred dividends then payable have been paid. We are current on our preferred dividend payments. Further discussion of these limitations is contained in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2012, information concerning our equity compensation plan, including the number of shares to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plan approved by security holders	—	$—	3,338,349

Item 6.    Selected Financial Data

The following tables set forth selected financial data for us that have been derived from our audited consolidated financial statements and the notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and notes thereto, appearing elsewhere in this report.

SELECTED FINANCIAL DATA
(in millions, except per share/unit data)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:(a)
Total revenues	$910	$855	$777	$727	$873
Loss from continuing operations(b)	(188)	(134)	(112)	(89)	(47)

Diluted earnings per share/unit:
FelCor - loss from continuing operations	$(1.82)	$(1.46)	$(1.85)	$(2.02)	$(1.40)
FelCor LP - loss from continuing operations	(1.82)	(1.46)	(1.85)	(2.02)	(1.40)

Other Data:
Cash distributions declared per common share/unit(c)	$—	$—	$—	$—	$0.85
Adjusted FFO per share/unit(d)	$0.23	$0.14	$(0.09)	$0.39	$1.99
Adjusted EBITDA(d)	203	203	188	179	276
Cash flows provided by operating activities	47	46	59	73	153

Balance Sheet Data (at end of period):
Total assets	$2,202	$2,403	$2,359	$2,626	$2,512
Total debt, net of discount	1,631	1,596	1,548	1,773	1,552
FelCor’s redeemable noncontrolling interests in FelCor LP at redemption value	3	3	2	1	1

(a)	All years presented have been adjusted to reflect hotels no longer owned as discontinued operations.

(b)	Included in loss from continuing operations are the following amounts (in millions):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Impairment loss	$—	$(4)	$(53)	$—	$(38)
Impairment loss on unconsolidated hotels	—	—	—	(2)	(13)
Hurricane loss	(1)	—	—	—	(1)
Debt extinguishment	(74)	(28)	45	(2)	—
Conversion expenses	(31)	—	—	—	(1)
Severance expenses	(1)	—	—	—	(1)
Gain on involuntary conversion, net	—	—	—	—	2

(c)
FelCor suspended payment of its common dividend in December 2008. Funds used by FelCor to pay common or preferred dividends are provided through distributions from FelCor LP. FelCor's Board of Directors will determine the amount of future common and preferred dividends for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.

(d)
A more detailed description and computation of Adjusted FFO per share and Adjusted EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strong demand and benign supply growth has created a favorable dynamic to improve average daily rate, or ADR, which drove 2012 growth in revenue per available room, or RevPAR. In 2012, our RevPAR improved 5.1%, compared to the prior year, and ADR grew 5.7%, while occupancy declined 0.5% as we remixed our customer base in favor of higher-rated segments. Sustained ADR growth allows our hotels to improve Hotel EBITDA margins (up 45 basis points, compared to the prior year).
In 2012, we made critical progress toward achieving our strategic objectives:

•
In December 2012, we amended and restated our $225 million secured line of credit facility. The facility now matures in June 2017 (extended from August 2015), including a one-year extension option, subject to certain conditions. Borrowings under the facility bear interest at LIBOR (no floor) plus 3.375% (reduced from LIBOR plus 4.50%). The unused commitment fee decreased 10 basis points. The facility is secured by mortgages and related security interests on eight hotels.

•
In December 2012, we issued $525 million aggregate principal amount of 5.625% senior secured notes due 2023, significantly reducing our cost of borrowing. We used the proceeds to redeem $258 million in aggregate face amount of 10% senior notes due 2014 and repay a $187 million 8.1% mortgage loan with the remaining proceeds used to repay a portion of the balance on our outstanding line of credit and to pay prepayment costs and other expenses. With this offering, we have effectively completed the capital markets portion of restructuring our balance sheet. We expect to repay the remaining $234 million of our 10% notes and other mortgage debt using proceeds from future asset sales.

•
We have sold 19 hotels since December 2010 (including 10 hotels in 2012) for total gross proceeds of $429 million (our pro rata share of which was $387 million). We used $319 million of asset sale proceeds to repay indebtedness.

•	We paid all outstanding accrued preferred dividends ($67.7 million) in 2012.

•
We raised $160.8 million in proceeds from five single-asset mortgage loans that closed in September 2012, and bear an average interest rate of 4.95%. Proceeds from these loans were used to repay a $107 million, 9.02% mortgage loan that would have matured in 2014. We also repaid the remaining $60 million balance of a mortgage loan using excess proceeds from the new loans, as well as recent asset sale proceeds.

•
We are redeveloping the landmark Knickerbocker Hotel in midtown Manhattan (which we acquired in December 2011 for $115 million), as a four-plus star hotel featuring 330 large guest rooms, a rooftop sky bar and lounge directly overlooking Times Square, state-of-the-art meeting space and a full-service fitness center. In November 2012, we obtained an $85 million construction loan to finance the project and expect to obtain additional five-year financing through the EB-5 visa program.

•
In 2012, we spent $121.5 million on capital expenditures, including renovation and redevelopment on our operating hotels. During this time, we completed renovations at seven hotels. We also completed redevelopment projects at two properties, the Embassy Suites Myrtle Beach Oceanfront Resort and the Fairmont Copley Plaza. The Fairmont Copley Plaza redevelopment repositioned the hotel closer to its luxury competitors and included a complete renovation of rooms and corridors, upgrading 12 rooms to Fairmont Gold, adding a new rooftop fitness center and spa, and redeveloping the food and beverage and other public areas. We are currently redeveloping Morgans to add three guest rooms, build a brand new fitness facility, relocate the lounge and reconcept the food and beverage areas.

Financial Comparison (Hotel EBITDA and Loss from continuing operations in millions)

	Year Ended December 31,
	2012	2011	% Change 2012-11	2010	% Change 2011-10
RevPAR(a)	$102.80	$97.78	5.1%	$93.22	4.9%
Hotel EBITDA(a)(b)	226	211	6.9%	192	10.2%
Hotel EBITDA margin(a)(b)	24.9%	24.4%	1.9%	23.1%	5.7%
Loss from continuing operations(c)	(188)	(134)	(41.1)%	(112)	(19.5)%

(a)	All years presented are for our 65 same-store Consolidated Hotels.

(b)
Hotel EBITDA and Hotel EBITDA margin are non-GAAP financial measures. A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found elsewhere in Management’s

Discussion and Analysis of Financial Condition and Results of Operations under the section “Non-GAAP Financial Measures.”

(c)	The following amounts are included in loss from continuing operations (in millions):

	Year Ended December 31,
	2012	2011	2010
Impairment loss	—	(4)	(53)
Hurricane loss	(1)	—	—
Debt extinguishment	(74)	(28)	45
Conversion expenses	(31)	—	—
Severance expenses	(1)	—	—

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012, we recorded a $129.4 million net loss compared to a $130.9 million net loss in 2011. Our 2012 net loss included $31.2 million of conversion costs related to re-branding and re-positioning eight hotels, a $75.1 million loss from the extinguishment of debt ($74.3 million in continuing operations and $790,000 in discontinued operations) and $1.3 million of impairment charges included in discontinued operations. These losses are partially offset by $54.5 million of net gains from hotel dispositions (which are included in discontinued operations). Our 2011 loss included $13.2 million of impairment charges ($4.3 million in continuing operations and $8.9 million in discontinued operations) and $24.4 million of net losses from debt extinguishment ($27.7 million in continuing operations offset by a $3.3 million gain on debt extinguishment in discontinued operations), partially offset by $4.7 million of net gains from hotel dispositions (which were included in discontinued operations).

In 2012:

•
Total revenue was $909.5 million, 6.4% more than 2011. This increase was primarily driven by a 5.1% increase in same-store RevPAR reflecting a 5.7% increase in ADR (partially offset by a 30 basis point decrease in occupancy), as well as $11.5 million in incremental revenue from Royalton and Morgans, acquired in May 2011. Several of our core hotels were under significant renovation or redevelopment during 2012.

•
Hotel departmental expenses increased $19.1 million (including $6.8 million of incremental hotel departmental expenses at Royalton and Morgans). As a percentage of total revenue, hotel departmental expenses decreased slightly from 36.6% in 2011 to 36.5% in 2012. Improved ADR was offset, in part, by decreasing food and beverage margins.

•
Other property-related costs increased $10.9 million due to a combination of higher costs (such as marketing programs) and $3.5 million of incremental other property-related costs at Royalton and Morgans. As a percentage of total revenue, other property-related costs decreased from 27.6% to 27.1% compared to 2011. This improvement primarily reflects revenue increases driven by ADR as opposed to occupancy.

•
Management and franchise fees increased $2.5 million compared to 2011, primarily reflecting higher revenues (which serve as the basis for determining such fees). As a percentage of total revenue, these costs remained essentially unchanged from the same period in 2011.

•
Taxes, insurance and lease expense increased $9.3 million (including $999,000 of incremental taxes, insurance, and lease expenses at Royalton and Morgans) and increased as a percentage of total revenue from 9.9% to 10.4% compared to 2011. The higher percentage of revenue reflects more favorable liability claims in 2011 in addition to lower estimated Canadian taxes in 2011.

•
Corporate expenses decreased $3.0 million (decreasing as a percentage of total revenue from 3.4% to 2.9%), which reflects: (i) lower restricted stock amortization in 2012, as a significant amount of restricted stock vested in 2011, and (ii) lower payroll tax withholding with respect to restricted cash awards, which were lower in 2012 than in 2011. We recognize payroll tax withholding on these awards as an expense when awarded rather than amortizing that expense over the three-year vesting periods (as is the case with the remainder of the awards).

•
Depreciation and amortization expense increased $5.6 million compared to 2011, including $1.3 million of incremental depreciation expense related to Royalton and Morgans. The remainder of the increase primarily reflects depreciation associated with hotel capital expenditures of $89.0 million in 2011 and $121.5 million in 2012.

•
Impairment loss. At December 31, 2012, no impairment charges were included in continuing operations, while 2011 continuing operations included a $4.3 million charge for one hotel. That charge was based on a revised estimated fair value obtained through the marketing process that was lower than the net book value for that hotel.

•
Conversion expenses. In the fourth quarter of 2012, we decided to convert eight Holiday Inn hotels to the Wyndham Hotels & Resorts brand and management effective March 1, 2013. The expenses incurred related to converting these hotels have been classified as conversion expenses in our statements of operations and include $30.7 million of IHG termination fees for the year ended December 31, 2012.

•	Other expenses increased $838,000 compared to 2011, because of 2012 hurricane-related charges and other expenses, offset by lower acquisition costs.

•
Net interest expense decreased $5.1 million compared to 2011, which primarily reflects increased capitalized interest related to the Knickerbocker Hotel development, which was partially offset by an increase in our average effective interest rate.

•
Debt extinguishment charges during the year ended December 31, 2012 were $74.3 million. These charges include $19.3 million of prepayment penalties and the write-off of deferred loan costs primarily related to repaying $353.9 million in mortgage debt secured by properties in continuing operations. In addition, we redeemed $258.0 million of our 10% senior notes and recognized a $55.0 million debt extinguishment charge related to prepayment penalties, and the write-off of a pro rata portion of the original issue discount and deferred loan costs. During the year ended December 31, 2011, we redeemed $144.0 million of our 10% senior notes and recognized a $27.4 million debt extinguishment charge related to prepayment penalties, and the write-off of a pro rata portion of the original issue discount and deferred loan costs.

•
Discontinued operations include the results of operations for ten hotels sold in 2012. Discontinued operations in 2011 include results of operations for eight hotels sold that year and the ten hotels sold in 2012. Discontinued operations in 2012 included a $54.5 million net gain on the sale of hotels in addition to $1.3 million in impairment charges. Discontinued operations in 2011 reflects a $4.7 million net gain on the sale of hotels, $3.3 million in net gains from debt extinguishment and $8.9 million in impairment charges.

Comparison of the Years Ended December 31, 2011 and 2010

For the year ended December 31, 2011, we recorded a $130.9 million net loss compared to a $225.8 million net loss in 2010. Our 2011 loss included $13.2 million of impairment charges ($4.3 million in continuing operations and $8.9 million in discontinued operations) and $24.4 million of net losses from extinguishment of debt ($27.7 million in continuing operations offset by $3.3 million in net gains from debt extinguishment included in discontinued operations), partially offset by $4.7 million of net gains from hotel dispositions (which were included in discontinued operations). Our 2010 net loss included $173.7 million of impairment charges ($52.6 million in continuing operations and $121.1 million in discontinued operations) partially offset by $59.5 million of gains from extinguishment of debt ($44.6 million in continuing operations and $14.9 million in discontinued operations), and a $20.5 million gain related to the sale of our equity interest in an unconsolidated joint venture (which was included in equity in income from unconsolidated entities).
In 2011:

•
Total revenue was $855.2 million, a 10.1% increase compared to 2010. The increase was primarily driven by a 4.9% increase in same-store RevPAR (5.4% at our core hotels and 3.2% at our non-strategic hotels), which was driven by a 3.7% increase in ADR and a 1.1% increase in occupancy, as well as $45.9 million in incremental revenue from our recently-acquired hotels (the Fairmont Copley Plaza, acquired in August 2010, and Royalton and Morgans, acquired in May 2011).

•
Hotel departmental expenses increased $32.3 million, compared to 2010, reflecting improved occupancy and $23.4 million of incremental hotel departmental expense at our recently acquired hotels. As a percentage of total revenue, hotel departmental expenses increased from 36.2% in 2010 to 36.6% in 2011. This change is primarily due to the mix and nature of the business at the Fairmont Copley Plaza, which has significant food and beverage revenue. Food and beverage expenses are generally much higher as a percent of revenue than room expenses.

•
Other property related costs increased $20.3 million, compared to 2010, due to a combination of improved occupancy and $12.5 million of incremental other property-related costs from our recently-acquired hotels. As a percentage of total revenue, other property related costs remained essentially unchanged compared to 2010.

•
Management and franchise fees increased $2.8 million, compared to 2010, due to higher revenues (which serve as the basis for determining such fees) and $766,000 in fees with respect of our recently-acquired hotels. As a percent of total revenue, management and franchise fees remained essentially unchanged compared to 2010.

•
Taxes, insurance and lease expenses increased $2.5 million compared to 2010. As a percentage of total revenue, taxes, insurance and lease expense improved from 10.6% in 2010 to 9.9% in 2011. This trend reflects favorable property tax settlements and improved liability claims experience, and was partially offset by $3.4 million of incremental expenses at our recently-acquired hotels.

•	Corporate expenses decreased $1.7 million and decreased as a percentage of total revenue from 4.0% to 3.4%. This decrease is primarily attributed to the decrease in corporate bonus expense.

•
Depreciation and amortization expense increased $1.8 million compared to 2010. This change was driven by an increase in hotel capital expenditures, in addition to $3.6 million of depreciation expense related to our recently acquired hotels. Offsetting this increase is a reduction to depreciation expense resulting from a decline in certain asset values. Our asset values, the basis from which we calculate depreciation, declined between 2010 and 2011 as a result of hotel sales and impairment charges. As a percent of total revenue, depreciation and amortization expense decreased to 13.8% in 2011 compared to 15.0% in 2010.

•
Impairment charges. We had an impairment charge of $4.3 million in 2011 relating to one hotel that we are currently marketing for sale. The charge was based on a revised estimated fair value obtained through the marketing process that was lower than the net book value. In 2010, we had impairment charges of $52.6 million included in continuing operations, relating to six non-strategic hotels.

•	Net interest expense decreased $1.5 million compared to 2010, primarily reflecting our lower average debt.

•
Extinguishment of debt. During 2011, we redeemed $144 million of our 10% senior notes due in October 2014 and recognized a $27.4 million debt extinguishment charge related to the prepayment premium and the write-off of a pro rata portion of the original issue discount and deferred loan costs. In June 2010, we repaid $177 million of debt, secured by two hotels, for $130 million, and recorded a related $46.1 million gain on extinguishment of debt. This gain was partially offset by a loss from debt extinguishment of approximately $1.6 million resulting from the retirement of $40.3 million of our senior notes which were due June 2011.

•
Equity in income from unconsolidated entities was a loss of $2.1 million compared to $16.9 million of income in 2010. In 2010, we had a $20.5 million gain from the sale of our interest in an unconsolidated entity, which owned the Sheraton Premiere hotel in Tysons Corner, Virginia.

•
Discontinued operations consist of ten hotels sold in 2012, and eight hotels sold in 2011. Discontinued operations in 2010 also included one hotel sold in 2010 and two hotels transferred to a lender in satisfaction of debt in 2010. In 2011, we recorded $4.7 million of gains from the sale of hotels, $3.3 million for the extinguishment of debt, and $8.9 million of impairment charges. In 2010, we recorded impairment charges on discontinued hotels of: (i) $100.0 million related to our 2010 decision to sell certain hotels which reduced our estimated hold period and (ii) $21.1 million related to our 2010 decision to return two hotels to their respective lenders in full satisfaction of the related debt. These charges were partially offset by a $15.2 million gain from debt extinguishment related to the two hotels transferred to lenders in satisfaction of debt.

Non-GAAP Financial Measures

We refer in this Annual Report to certain “non-GAAP financial measures.” These measures, including FFO, Adjusted FFO, EBITDA, Adjusted EBITDA, Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with generally accepted accounting principles, or GAAP. The following tables reconcile these non-GAAP measures to FelCor’s most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and of the limitations upon such measures.

The following tables detail our computation of FFO and Adjusted FFO (in thousands, except for per share data):
Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Year Ended December 31,
	2012				2011			2010
	Dollars	Shares		Per Share Amount	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(129,414)				$(130,895)			$(225,837)
Noncontrolling interests	1,407				1,041			2,796
Preferred dividends	(38,713)				(38,713)			(38,713)
Numerator for basic and diluted loss attributable to common stockholders	(166,720)	123,634	123,648	$(1.35)	(168,567)	117,068	$(1.44)	(261,754)	80,611	$(3.25)
Depreciation and amortization	123,879	—		1.00	118,232	—	1.01	116,439	—	1.44
Depreciation, discontinued operations and unconsolidated entities	16,721	—		0.14	33,136	—	0.28	45,787	—	0.57
Gain on involuntary conversion	—	—		—	(292)	—	—	—	—	—
Loss on involuntary conversion, discontinued operations	—	—		—	12	—	—	—	—	—
Impairment loss	—	—		—	4,315	—	0.04	52,587	—	0.65
Impairment loss, discontinued operations and unconsolidated entities	1,335	—		0.01	8,935	—	0.08	120,389	—	1.49
Gain on sale of hotels	(54,459)	—		(0.44)	(4,714)	—	(0.04)	—	—	—
Gain on sale of unconsolidated entities	—	—		—	—	—	—	(21,103)	—	(0.26)
Noncontrolling interests in FelCor LP	(842)	628		—	(689)	499	(0.01)	(881)	294	(0.01)
Unvested restricted stock	—	—		—	—	—	—	—	505	—
FFO	(80,086)	124,262		(0.64)	(9,632)	117,567	(0.08)	51,464	81,410	0.63
Acquisition costs	132	—		—	1,479	—	0.01	449	—	0.01
Hurricane loss	1,021	—		0.01	—	—	—	—	—	—
Hurricane loss, unconsolidated entities	253	—		—	—	—	—	—	—	—
Extinguishment of debt	75,117	—		0.60	24,381	—	0.21	(59,465)	—	(0.73)
Conversion expenses	31,197	—		0.25	—	—	—	—	—	—
Severance costs	553	—		—	—	—	—	—	—	—
Abandoned projects	219	—		—	—	—	—	—	—	—
Pre-opening costs	398	—		—	—	—	—	—	—	—
Unvested restricted stock	—	11		0.01	—	175	—	—	(505)	—
Adjusted FFO	$28,804	124,273		$0.23	$16,228	117,742	$0.14	$(7,552)	80,905	$(0.09)

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Year Ended December 31,
	2009			2008
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(109,091)			$(120,487)
Noncontrolling interests	969			1,242
Preferred dividends	(38,713)			(38,713)
Net loss attributable to FelCor common stockholders	(146,835)			(157,958)
Less: Dividends declared on unvested restricted stock	—			(1,041)
Numerator for basic and diluted loss attributable to common stockholders	(146,835)	63,114	$(2.33)	(158,999)	61,979	$(2.57)
Depreciation and amortization	114,631	—	1.82	106,246	—	1.72
Depreciation, discontinued operations and unconsolidated entities	50,018	—	0.79	49,585	—	0.80
Gain on involuntary conversion	—	—	—	(2,417)	—	(0.04)
Gain on involuntary conversion, discontinued operations	—	—	—	(678)	—	(0.01)
Impairment loss	—	—	—	38,455	—	0.62
Impairment loss, discontinued operations and unconsolidated entities	5,516	—	0.09	82,204	—	1.33
Gain on sale of hotels	(910)	—	(0.01)	(1,193)	—	(0.02)
Noncontrolling interests in FelCor LP	(672)	296	(0.02)	(2,433)	1,199	(0.08)
Dividends declared on unvested restricted stock	—	—	—	1,041	—	0.02
Unvested restricted stock	—	331	—	—	98	—
FFO	21,748	63,741	0.34	111,811	63,276	1.77
Extinguishment of debt	1,721	—	0.02	—	—	—
Hurricane loss	—	—	—	789	—	0.02
Hurricane loss, discontinued operations and unconsolidated entities	—	—	—	930	—	0.01
Conversion expenses	447	—	0.01	507	—	0.01
Severance costs	612	—	0.01	850	—	0.01
Lease termination costs	469	—	0.01	—	—	—
Liquidated damages, discontinued operations	—	—	—	11,060	—	0.17
Adjusted FFO	$24,997	63,741	$0.39	$125,947	63,276	$1.99

The following table details our computation of EBITDA and Adjusted EBITDA:

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
(in thousands)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net loss	$(129,414)	$(130,895)	$(225,837)	$(109,091)	$(120,487)
Depreciation and amortization	123,879	118,232	116,439	114,631	106,246
Depreciation, discontinued operations and unconsolidated entities	16,721	33,136	45,787	50,018	49,585
Interest expense	125,484	130,658	132,331	92,275	83,271
Interest expense, discontinued operations and unconsolidated entities	4,792	9,892	17,178	17,786	23,377
Noncontrolling interests in other partnerships	565	352	1,915	297	(1,191)
EBITDA	142,027	161,375	87,813	165,916	140,801
Impairment loss	—	4,315	52,587	—	38,455
Impairment loss, discontinued operations and unconsolidated entities	1,335	8,935	120,389	5,516	82,204
Hurricane loss	1,021	—	—	—	789
Hurricane loss, discontinued operations and unconsolidated entities	253	—	—	—	930
Extinguishment of debt	75,117	24,381	(59,465)	1,721	—
Acquisition costs	132	1,479	449	—	—
Amortization of stock compensation	5,003	7,170	7,445	5,165	4,451
Severance costs	553	—	—	612	850
Liquidated damages, discontinued operations	—	—	—	—	11,060
Lease termination costs	—	—	—	469	—
Abandoned projects	219	—	—	—	—
Conversion expenses	31,197	—	—	447	507
Pre-opening costs	398	—	—	—	—
Gain on sale of hotels	(54,459)	(4,714)	—	(910)	(1,193)
Gain on involuntary conversion	—	(292)	—	—	(2,417)
Loss on involuntary conversion, discontinued operations	—	12	—	—	(678)
Gain on sale of unconsolidated entities	—	—	(21,103)	—	—
Adjusted EBITDA	$202,796	$202,661	$188,115	$178,936	$275,759

The following tables for our 65 same-store Consolidated Hotels detail our computation of Hotel EBITDA, Hotel EBITDA margin, same-store operating revenue and expenses, and includes the reconciliation of same-store operating revenue and same-store operating expense to total revenue, total operating expenses and operating income (loss) for the years presented.
Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Same-store operating revenue:
Room	$707,908	$671,567	$640,268
Food and beverage	148,736	141,048	136,304
Other operating departments	49,696	51,042	52,382
Same-store operating revenue	906,340	863,657	828,954
Same-store operating expense:
Room	190,293	182,780	175,765
Food and beverage	119,560	113,329	110,510
Other operating departments	22,434	23,490	23,699
Other property related costs	246,518	239,104	231,162
Management and franchise fees	41,815	39,702	38,133
Taxes, insurance and lease expense	60,207	54,280	58,169
Same-store operating expense	680,827	652,685	637,438
Hotel EBITDA	$225,513	$210,972	$191,516
Hotel EBITDA Margin	24.9%	24.4%	23.1%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue,
Total Operating Expenses and Operating Income (Loss)
(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Same-store operating revenue(a)	$906,340	$863,657	$828,954
Other revenue	3,185	2,949	3,174
Revenue from acquired hotels	—	(11,455)	(55,249)
Total revenue	909,525	855,151	776,879
Same-store operating expense(a)	680,827	652,685	637,438
Consolidated hotel lease expense(b)	41,342	38,759	36,327
Unconsolidated taxes, insurance and lease expense	(7,255)	(6,987)	(6,630)
Corporate expenses	26,128	29,080	30,747
Depreciation and amortization	123,879	118,232	116,439
Impairment loss	—	4,315	52,587
Expenses from acquired hotels	—	(11,290)	(51,992)
Conversion expenses	31,197	—	—
Other expenses	4,855	4,017	3,280
Total operating expenses	900,973	828,811	818,196
Operating income (loss)	$8,552	$26,340	$(41,317)

(a)	For same-store metrics, we have included the hotel acquired in August 2010 and the two hotels acquired in May 2011 for all periods presented as if they were acquired at the beginning of 2010.

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

Adjustments to FFO and EBITDA
We adjust FFO and EBITDA when evaluating our performance because management believes that the exclusion of certain additional items, including but not limited to the below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted FFO, and Adjusted EBITDA when combined with GAAP net income attributable to FelCor, EBITDA and FFO, is beneficial to an investor’s better understanding of our operating performance.

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

Liquidity and Capital Resources

Operating Activities

During the year ended December 31, 2012, we generated $47.3 million of cash provided by operating activities (primarily from hotel operations), a $1.4 million increase compared to 2011. Our consolidated statements of cash flows combine cash flow from continuing and discontinued operations. We had $12.2 million, $15.7 million and $23.4 million of operating cash flow from discontinued operations for the years ended December 2012, 2011 and 2010, respectively. The absence of these cash flows should not have a material impact on our business, as these hotels would not provide an acceptable return on future capital expenditure required for these hotels.

At December 31, 2012, we had $45.7 million of cash, including approximately $32.7 million held by our third-party management companies.

RevPAR for the lodging industry continues to be strong. RevPAR at our hotels for 2012 grew 5.1%, driven by a 5.7% increase in ADR, which was offset by 0.5% lower occupancy, due to renovation-related disruption in the first part of 2012. The industry is enjoying a favorable supply/demand imbalance, as supply growth remains well below the long-term average. Occupancy continues to grow and is approaching prior-peak levels, allowing hotels to raise rates. We expect our RevPAR to increase 5% to 6% during 2013, primarily from higher ADR. We expect to generate $81.2 million to $96.4 million of cash flow from operating activities in 2013.

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

Investing Activities
During 2012, investing activities generated $71.1 million of cash compared to $212.4 million of cash invested during the same period in 2011. In 2012, we sold hotels for $197.6 million in net proceeds, which was partially offset by $121.5 million of capital expenditures (primarily for renovations and redevelopment at 12 hotels) and $24.8 million of capital expenditures at the Knickerbocker Hotel. In 2011, we purchased two hotels for $138.0 million, spent $89.0 million in capital expenditures and spent $119.6 million to acquire and develop the Knickerbocker Hotel, all of which was partially offset by $132.8 million of net proceeds from hotel sales. We expect to spend approximately $105 million for renovations and redevelopment in 2013, which will be funded from operating cash flow, cash on hand and borrowings under our line of credit. In addition, we expect to spend approximately $100 million in 2013 at the Knickerbocker Hotel, which will be funded primarily by cash, draws on the Knickerbocker construction loan and five-year financing that is currently being raised through the EB-5 visa program.
Our strategic plan contemplates that we will sell 39 non-strategic hotels that do not meet our investment criteria, thereby freeing our capital for redeployment (e.g., repay debt and invest in our core properties that generate a higher return on invested capital). We have sold 19 of these 39 hotels to date, including 10 in 2012, and we have 20 non-strategic hotels remaining to sell. As of January 2013, we are marketing 11 of the remaining 20 hotels. The other nine non-strategic hotels are held in joint ventures, and we and our partners are analyzing the best timing to begin marketing those properties.

Financing Activities
During 2012, cash from financing activities decreased by $225.9 million compared to 2011. In 2012, we had $625.8 million of net debt payments (including repayment of $258 million in face amount of our senior notes), and paid $106.5 million in preferred dividends, partially offset by $56 million of net borrowings under our line of credit and $525 million in proceeds from our 5.625% senior secured notes due 2023. In 2011, we had $525.0 million in proceeds from issuing our 6.75% senior secured notes due 2019 and $158.5 million in proceeds from the sale of common stock, partially offset by $573.5 million of net debt payments (including repayment of $144 million in face amount of our senior notes) and $38.7 million of preferred dividends. In 2013, we expect to pay approximately $5 million of normally-occurring principal payments and $39 million of preferred dividends, all of which will be funded from operating cash flow and cash on hand. We are using proceeds from hotel sales to make additional non-recurring principal payments.
In September 2012, we obtained $160.8 million in proceeds from five single-asset ten-year mortgage loans. Proceeds from the new loans were used to repay $107 million on a 9.02% mortgage loan that would otherwise mature in 2014, and, together with asset sale proceeds, repay the remaining $60 million balance of another mortgage loan. The average fixed interest rate on the new loans (4.95%) is over 400 basis points lower than the repaid 9.02% loan, and we were able to unencumber seven hotels.
In November 2012, we obtained an $85 million construction loan secured by the Knickerbocker Hotel. The construction loan will mature in 2017, assuming exercise of a one-year extension option. When the loan closed, we drew $64.9 million to repay a $64.9 million mortgage loan we assumed when we purchased the building. That initial draw, which bears interest at LIBOR plus 125 basis points, is also secured by $64.9 million of cash collateral.  We will draw from the cash collateral until it is depleted (which we estimate will occur in the second half of 2013) prior to drawing any additional funds under the construction loan. Any funds drawn under the construction loan not secured by cash collateral bear interest at LIBOR plus 400 basis points. The loan will be used to fund some of the cost to redevelop the Knickerbocker. In addition, some of the redevelopment costs will be funded with five-year financing that is currently being raised through the EB-5 visa program.
In December 2012, we issued $525 million aggregate principal amount of 5.625% senior secured notes due 2023, significantly reducing our cost of borrowing and extending our maturity profile. We used the proceeds to redeem $258 million in aggregate face amount of 10% senior notes due 2014; repay a $187 million 8.1% mortgage loan otherwise due in 2015 with the remaining proceeds used to repay a portion of the balance on our outstanding line of credit and to pay prepayment costs and other expenses.
In December 2012, we amended and restated our $225 million secured line of credit facility. The facility now matures in June 2017 (extended from August 2015), assuming exercise of a one-year extension option. Borrowings bear interest at LIBOR (no floor) plus 3.375% (reduced from LIBOR plus 4.50%). The unused commitment fee decreased 10 basis points to 40 basis points. The facility is secured by mortgages and related security interests on eight hotels.
In 2011, we reinstated the payment of our current quarterly preferred dividends. We had $76.3 million of aggregate accrued dividends payable to holders of our Series A and Series C preferred stock at December 31, 2011 including $8.6 million of accrued current dividends that were paid in January 2012. In July 2012, we paid $30.0 million of accrued dividends in arrears, and the remaining $37.7 million was paid in October 2012.
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
Senior Notes.  Our senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. These notes are guaranteed by us, and payment of our 10% notes is secured by a pledge of the limited partner interests in FelCor LP owned by FelCor. In addition, our senior notes are secured by a combination of first lien mortgages and related security interests and/or negative pledges on 27 hotels (11 hotels for our 10% senior notes, six hotels for our 6.75% senior notes and ten hotels for our 5.625% senior notes), and pledges of equity interests in certain subsidiaries of FelCor LP.
Interest Rate Caps. To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $202.4 million and $212.0 million at December 31, 2012 and 2011, respectively. These interest rate caps were not designated as hedges and had insignificant fair values at both December 31, 2012 and 2011, resulting in no significant net earnings impact.
Consolidated debt consisted of the following (in thousands):

	Encumbered Hotels	Interest Rate (%)		December 31,
			Maturity Date	2012	2011
Line of credit	8	L + 3.375	June 2016(a)	$56,000	$—
Hotel mortgage debt
Mortgage debt(b)	5	6.66	June - August 2014	65,431	67,375
Mortgage debt	1	5.81	July 2016	10,405	10,876
Mortgage debt(b)	4	4.95	October 2022	128,066	—
Mortgage debt	1	4.94	October 2022	32,176	—
Senior notes
Senior secured notes(c)	11	10.00	October 2014	223,586	459,931
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	10	5.625	March 2023	525,000	—
Other(d)	—	L + 1.25	May 2016	64,861	—
Retired debt	—	—	—	—	533,284
Total	46			$1,630,525	$1,596,466

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(c)
We originally issued $636 million (face amount) of these notes. After redemptions in 2011 and 2012, $234 million (face amount) of these notes were outstanding at December 31, 2012. These notes were initially sold at a discount that provided an effective yield of 12.875% before transaction costs.

(d)
This loan is related to our Knickerbocker development project and is fully secured by restricted cash and a mortgage. Because we were able to assume an existing loan when we purchased this hotel, we were not required to pay any local mortgage recording tax. This loan can be extended for one year subject to satisfying certain conditions.

Contractual Obligations

We have obligations and commitments to make certain future payments under debt agreements and various contracts.  The following schedule details these obligations at December 31, 2012 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt(a)	$2,364,299	$107,777	$474,625	$281,757	$1,500,140
Operating leases	319,620	11,126	22,297	17,193	269,004
Purchase obligations	35,005	35,005	—	—	—
IHG termination fees	30,710	30,710	—	—	—
Accrued obligations on sold hotels	2,544	2,544	—	—	—
Total contractual obligations	$2,752,178	$187,162	$496,922	$298,950	$1,769,144

(a)	This includes both principal and interest. Interest expense for variable rate debt was calculated using interest rates at December 31, 2012.

Off-Balance Sheet Arrangements

At December 31, 2012, we had unconsolidated 50% investments in ventures that owned 13 hotels (referred to as hotel joint ventures). We own more than 50% of the operating lessees operating 12 of these hotels and one hotel is operated without a lease. We also owned a 50% interest in entities that provide condominium management services in Myrtle Beach, South Carolina. None of our directors, officers or employees owns any interest in any of these joint ventures or entities. The hotel joint ventures had $148.4 million of non-recourse mortgage debt relating to these 13 hotels, of which our pro rata portion was $74.2 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guarantees of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

We have recorded equity in income from unconsolidated entities of $2.8 million, a loss of $2.1 million, and income of $16.9 million (including $21.1 million of gains from sale) for 2012, 2011 and 2010, respectively. We received $17.7 million of distributions (of which $4.2 million came from operations), $3.8 million (of which $2.3 million came from operations), and $48.3 million (of which $2.2 million came from operations) in 2012, 2011 and 2010, respectively.  The principal source of income for our hotel joint ventures is percentage lease revenue from the operating lessees.

Capital expenditures at the hotels owned by our hotel joint ventures are generally funded from operating income at their hotels. However, if a joint venture has insufficient cash flow to meet operating expenses or make necessary capital improvements, it may call capital from the venturers. In the event of a capital call, the other joint venturer may be unwilling or unable to make the necessary capital contributions. Under such circumstances, we may elect to make up the difference as a loan to the venture or as an additional capital contribution by us. Under certain circumstances, a capital contribution by us may increase our equity investment to greater than 50% and may require that we consolidate the venture, including all of its assets and liabilities, into our consolidated financial statements.

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

•
We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs related to hotels undergoing major renovations and redevelopments. In 2012, 2011 and 2010, we capitalized $22.2 million, $8.5 million and $5.8 million, respectively, of such costs. We make estimates with regard to when components of the renovated asset or redevelopment project are taken out of service or placed in service when determining the appropriate amount and time to capitalize these costs. If these estimates are inaccurate, we could capitalize too much or too little with regard to a particular project.

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

•
Investments in hotel properties are based on purchase price and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value. Any remaining unallocated purchase price, if any, is treated as goodwill. Property and equipment are recorded at fair value, based on current replacement cost for similar capacity, and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations prepared by management and/or independent third parties. Identifiable intangible assets (typically contracts including ground and retail leases and management and franchise agreements) are recorded at fair value, although no value is generally allocated to contracts which are at market terms. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources such as those obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations.

•
We make estimates with respect to contingent liabilities for losses covered by insurance. We record liabilities for self-insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated. We are self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 43 of our hotels. We review the adequacy of our reserves for our self-insured claims on a regular basis. Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred at the end of each accounting period. These reserves represent estimates at a given date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims. Estimates are also required since there may be delays in reporting. Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If our insurance reserves of $3.0 million, at December 31, 2012, for general liability losses are insufficient, we will record an additional expense in future periods. Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded. We recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2012.

•
Our Taxable REIT Subsidiaries, or TRSs, have cumulative potential future tax deductions totaling $353.2 million. The deferred income tax asset associated with these potential future tax deductions was $134.2 million at December 31, 2012. We recorded a 100% valuation allowance related to our TRSs net deferred tax asset, because of the uncertainty of realizing the asset’s benefit. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2012, approximately 93% of our consolidated debt had fixed interest rates.  In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.
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

December 31, 2012
	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Liabilities
Fixed rate:
Debt	$4,752	$300,192	$3,107	$11,465	$2,810	$1,197,656	$1,519,982	$1,596,596
Average interest rate	5.79%	9.25%	5.11%	5.61%	4.95%	6.03%	6.66%
Floating rate:
Debt	—	—	—	120,861	—	—	120,861	120,969
Average interest rate(a)	—	—	—	3.37%	—	—	3.37%
Total debt	$4,752	$300,192	$3,107	$132,326	$2,810	$1,197,656	$1,640,843
Average interest rate	5.79%	9.25%	5.11%	3.57%	4.95%	6.03%	6.42%
Net discount							(10,318)
							$1,630,525

(a)	The average floating rate represents the implied forward rates in the yield curve at December 31, 2012.

December 31, 2011
	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$4,600	$4,981	$660,338	$564	$8,813	$525,000	$1,204,296	$1,253,180
Average interest rate	7.69%	7.71%	9.52%	5.81%	5.81%	6.75%	8.27%
Floating rate:
Debt	89,370	133,588	1,021	200,260	—	—	424,239	436,816
Average interest rate(a)	2.39%	2.99%	8.10%	8.10%	—	—	5.29%
Total debt	$93,970	$138,569	$661,359	$200,824	$8,813	$525,000	$1,628,535
Average interest rate	2.65%	3.16%	9.52%	8.09%	5.81%	6.75%	7.49%
Net discount							(32,069)
Total debt							$1,596,466

(a)	The average floating rate represents the implied forward rates in the yield curve at December 31, 2011.
We had no interest rate swap agreements at December 31, 2012 or 2011.

Item 8.     Financial Statements and Supplementary Data

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of equity, and of cash flows present fairly, in all material respects, the financial position of FelCor Lodging Trust Incorporated and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
FelCor Lodging Trust Incorporated
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of partners’ capital, and of cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership and its subsidiaries at December 31, 2012 and 20110, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 28, 2013

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(in thousands)

	2012	2011
Assets
Investment in hotels, net of accumulated depreciation of $929,298 and $987,895 at December 31, 2012 and 2011, respectively	$1,794,564	$1,953,795
Hotel development	146,079	120,163
Investment in unconsolidated entities	55,082	70,002
Cash and cash equivalents	45,745	93,758
Restricted cash	77,927	84,240
Accounts receivable, net of allowance for doubtful accounts of $469 and $333 at December 31, 2012 and 2011, respectively	25,383	27,135
Deferred expenses, net of accumulated amortization of $13,820 and $13,119 at December 31, 2012 and 2011, respectively	34,262	29,772
Other assets	23,391	24,363
Total assets	2,202,433	2,403,228
Liabilities and Equity
Debt, net of discount of $10,318 and $32,069 at December 31, 2012 and 2011, respectively	1,630,525	1,596,466
Distributions payable	8,545	76,293
Accrued expenses and other liabilities	138,442	140,548
Total liabilities	1,777,512	1,813,307
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 621 and 636 units issued and outstanding at December 31, 2012 and 2011, respectively	2,902	3,026
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at December 31, 2012 and 2011	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at December 31, 2012 and 2011	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized and 124,117 shares issued and outstanding at December 31, 2012, and 124,281 shares issued and outstanding at December 31, 2011	1,241	1,243
Additional paid-in capital	2,353,581	2,353,251
Accumulated other comprehensive income	26,039	25,738
Accumulated deficit	(2,464,968)	(2,297,468)
Total FelCor stockholders’ equity	394,667	561,538
Noncontrolling interests in other partnerships	27,352	25,357
Total equity	422,019	586,895
Total liabilities and equity	$2,202,433	$2,403,228
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012, 2011 and 2010
(in thousands, except per share data)

	2012	2011	2010
Revenues:
Hotel operating revenue	$906,340	$852,202	$773,704
Other revenue	3,185	2,949	3,174
Total revenues	909,525	855,151	776,878
Expenses:
Hotel departmental expenses	332,287	313,211	280,881
Other property-related costs	246,518	235,643	215,302
Management and franchise fees	41,815	39,359	36,535
Taxes, insurance and lease expense	94,294	84,954	82,424
Corporate expenses	26,128	29,080	30,747
Depreciation and amortization	123,879	118,232	116,439
Impairment loss	—	4,315	52,587
Conversion expenses	31,197	—	—
Other expenses	4,855	4,017	3,280
Total operating expenses	900,973	828,811	818,195
Operating income (loss)	8,552	26,340	(41,317)
Interest expense, net	(125,346)	(130,423)	(131,954)
Debt extinguishment	(74,327)	(27,663)	44,600
Gain on involuntary conversion, net	—	292	—
Loss before equity in income (loss) from unconsolidated entities	(191,121)	(131,454)	(128,671)
Equity in income (loss) from unconsolidated entities	2,779	(2,068)	16,916
Loss from continuing operations	(188,342)	(133,522)	(111,755)
Income (loss) from discontinued operations	58,928	2,627	(114,082)
Net loss	(129,414)	(130,895)	(225,837)
Net loss attributable to noncontrolling interests in other partnerships	565	352	1,915
Net loss attributable to redeemable noncontrolling interests in FelCor LP	842	689	881
Net loss attributable to FelCor	(128,007)	(129,854)	(223,041)
Preferred dividends	(38,713)	(38,713)	(38,713)
Net loss attributable to FelCor common stockholders	$(166,720)	$(168,567)	$(261,754)
Basic and diluted per common share data:
Loss from continuing operations	$(1.82)	$(1.46)	$(1.85)
Net loss	$(1.35)	$(1.44)	$(3.25)
Basic and diluted weighted average common shares outstanding	123,634	117,068	80,611

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
Net loss	$(129,414)	$(130,895)	$(225,837)
Foreign currency translation adjustment	303	(726)	2,937
Comprehensive loss	(129,111)	(131,621)	(222,900)
Comprehensive loss attributable to noncontrolling interests in other partnerships	565	352	1,915
Comprehensive loss attributable to redeemable noncontrolling interests in FelCor LP	840	696	873
Comprehensive loss attributable to FelCor	$(127,706)	$(130,573)	$(220,112)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
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

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY – (continued)
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Preferred Stock			Common Stock			Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interests in Other Partnerships
	Number of Shares	Amount		Number of Shares	Amount	Additional Paid-in Capital		Accumulated Deficit	Treasury Stock		Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2010	12,948	$478,774		101,038	$1,010	$2,190,308	$26,457	$(2,054,625)	$(73,341)	$19,795		$588,378
Issuance of common stock	—	—		27,600	276	158,200	—	—	—	—		158,476
Retirement of treasury stock	—	—		(4,156)	(41)	—	—	(73,300)	73,341	—		—
Issuance of stock awards	—	—		95	1	554	—	—	—	—		555
Amortization of stock awards	—	—		—	—	3,475	—	—	—	—		3,475
Forfeiture of stock awards	—	—		(312)	(3)	—	—	(958)	—	—		(961)
Conversion of operating partnership units into common shares	—	—		16	—	97	—	—	—	—		97
Allocation to redeemable noncontrolling interests	—	—		—	—	685	—	—	—	—		685
Contribution from noncontrolling interests	—	—		—	—	—	—	—	—	6,967		6,967
Distribution to noncontrolling interests	—	—		—	—	—	—	—	—	(1,053)		(1,053)
Other	—	—		—	—	(68)	—	(18)	—	—		(86)
Preferred dividends:
$1.95 per Series A preferred share	—	—		—	—	—	—	(25,117)	—	—		(25,117)
$2.00 per Series C depositary preferred share	—	—		—	—	—	—	(13,596)	—	—		(13,596)
Comprehensive loss:
Foreign exchange translation	—	—		—	—	—	(719)	—	—	—	$(719)
Net loss	—	—		—	—	—	—	(129,854)	—	(352)	(130,206)
Comprehensive loss											$(130,925)	(130,925)
Balance at December 31, 2011	12,948	$478,774	—	124,281	$1,243	$2,353,251	$25,738	$(2,297,468)	$—	$25,357		$586,895

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY – (continued)
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interests in Other Partnerships	Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit	Treasury Stock			Total Equity
Balance at December 31, 2011	12,948	$478,774	124,281	$1,243	$2,353,251	$25,738	$(2,297,468)	$—	$25,357		$586,895
Issuance of stock awards	—	—	10	—	—	—	—	—	—		—
Amortization of stock awards	—	—	—	—	827	—	—	—	—		827
Forfeiture of stock awards	—	—	(185)	(2)	234	—	(776)	—	—		(544)
Conversion of operating partnership units into common shares	—	—	11	—	45	—	—	—	—		45
Allocation to redeemable noncontrolling interests	—	—	—	—	(776)	—	—	—	—		(776)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	3,616		3,616
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,056)		(1,056)
Other	—	—	—	—	—	—	(4)	—	—		(4)
Preferred dividends:
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,117)	—	—		(25,117)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—	—		(13,596)
Comprehensive loss:
Foreign exchange translation	—	—	—	—	—	301	—	—	—	$301
Net loss	—	—	—	—	—	—	(128,007)	—	(565)	(128,572)
Comprehensive loss										$(128,271)	(128,271)
Balance at December 31, 2012	12,948	$478,774	124,117	$1,241	$2,353,581	$26,039	$(2,464,968)	$—	$27,352		$422,019
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011		2010
Cash flows from operating activities:
Net loss	$(129,414)	$(130,895)		$(225,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	129,486	138,892		147,663
Gain on sale of hotels, net	(54,459)	(4,714)		—
Gain on involuntary conversion, net	—	(280)		—
Amortization of deferred financing fees and debt discount	18,053	17,496		17,849
Amortization of unearned officers’ and directors’ compensation	5,002	7,170		7,445
Equity in (income) loss from unconsolidated entities	(2,779)	2,068		(16,916)
Distributions of income from unconsolidated entities	4,160	2,261		2,190
Debt extinguishment	75,117	24,380		(59,464)
Impairment loss	1,335	13,250		173,713
Changes in assets and liabilities:
Accounts receivable	1,253	(344)		(746)
Restricted cash – operations	—	—		3,986
Other assets	(5,029)	(6,101)		(2,809)
Accrued expenses and other liabilities	4,584	(17,318)		11,738
Net cash flow provided by operating activities	47,309	45,865	—	58,812
Cash flows from investing activities:
Acquisition of hotels	—	(137,985)		(97,513)
Improvements and additions to hotels	(121,475)	(89,042)		(38,936)
Hotel development	(24,849)	(119,611)		—
Additions to condominium project	—	(359)		(274)
Net proceeds from asset dispositions	197,613	132,774		—
Change in restricted cash – investing	6,313	(176)		(4,143)
Insurance proceeds	—	391		492
Distributions from unconsolidated entities	13,539	1,588		46,084
Contributions to unconsolidated entities	—	—		(25,172)
Net cash flow provided by (used in) investing activities	71,141	(212,420)		(119,462)
Cash flows from financing activities:
Proceeds from borrowings	998,611	1,087,285		241,171
Repayment of borrowings	(1,043,365)	(1,135,822)		(400,968)
Payment of deferred financing fees	(17,870)	(20,233)		(7,848)
Change in restricted cash – financing	—	—		1,016
Acquisition of noncontrolling interest	—	—		(1,000)
Distributions paid to noncontrolling interests	(1,056)	(1,053)		(2,383)
Contribution from noncontrolling interests	3,616	6,967		1,394
Distributions paid to preferred stockholders	(106,461)	(38,713)		—
Net proceeds from common stock issuance	—	158,476		166,327
Proceeds from FelCor LP unit issuance	—	2,500		—
Net cash flow provided by (used in) financing activities	(166,525)	59,407		(2,291)
Effect of exchange rate changes on cash	62	(66)		382
Net change in cash and cash equivalents	(48,013)	(107,214)		(62,559)
Cash and cash equivalents at beginning of periods	93,758	200,972		263,531
Cash and cash equivalents at end of periods	$45,745	$93,758		$200,972

Supplemental cash flow information — interest paid	$116,789	$119,732		$127,793

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(in thousands)

	2012	2011
Assets
Investment in hotels, net of accumulated depreciation of $929,298 and $987,895 at December 31, 2012 and 2011, respectively	$1,794,564	$1,953,795
Hotel development	146,079	120,163
Investment in unconsolidated entities	55,082	70,002
Cash and cash equivalents	45,745	93,758
Restricted cash	77,927	84,240
Accounts receivable, net of allowance for doubtful accounts of $469 and $333 at December 31, 2012 and 2011, respectively	25,383	27,135
Deferred expenses, net of accumulated amortization of $13,820 and $13,119 at December 31, 2012 and 2011, respectively	34,262	29,772
Other assets	23,391	24,363
Total assets	$2,202,433	$2,403,228
Liabilities and Partners’ Capital
Debt, net of discount of $10,318 and $32,069 at December 31, 2012 and 2011, respectively	$1,630,525	$1,596,466
Distributions payable	8,545	76,293
Accrued expenses and other liabilities	138,442	140,548
Total liabilities	1,777,512	1,813,307
Commitments and contingencies
Redeemable units, 621 and 636 units issued and outstanding at December 31, 2012 and December 31, 2011, respectively	2,902	3,026
Capital:
Preferred units, $0.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at December 31, 2012 and 2011	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2012 and 2011	169,412	169,412
Common units, 124,117 and 124,281 units issued at December 31, 2012 and 2011, respectively	(110,258)	56,916
Accumulated other comprehensive income	26,151	25,848
Total FelCor LP partners’ capital	394,667	561,538
Noncontrolling interests	27,352	25,357
Total partners’ capital	422,019	586,895
Total liabilities and partners’ capital	$2,202,433	$2,403,228

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands, except for per unit data)

	2012	2011	2010
Revenues:
Hotel operating revenue	$906,340	$852,202	$773,704
Other revenue	3,185	2,949	3,174
Total revenues	909,525	855,151	776,878
Expenses:
Hotel departmental expenses	332,287	313,211	280,881
Other property-related costs	246,518	235,643	215,302
Management and franchise fees	41,815	39,359	36,535
Taxes, insurance and lease expense	94,294	84,954	82,424
Corporate expenses	26,128	29,080	30,747
Depreciation and amortization	123,879	118,232	116,439
Impairment loss	—	4,315	52,587
Conversion expenses	31,197	—	—
Other expenses	4,855	4,017	3,280
Total operating expenses	900,973	828,811	818,195
Operating income (loss)	8,552	26,340	(41,317)
Interest expense, net	(125,346)	(130,423)	(131,954)
Debt extinguishment	(74,327)	(27,663)	44,600
Gain on involuntary conversion, net	—	292	—
Loss before equity in income (loss) from unconsolidated entities	(191,121)	(131,454)	(128,671)
Equity in income (loss) from unconsolidated entities	2,779	(2,068)	16,916
Loss from continuing operations	(188,342)	(133,522)	(111,755)
Income (loss) from discontinued operations	58,928	2,627	(114,082)
Net loss	(129,414)	(130,895)	(225,837)
Net loss attributable to noncontrolling interests	565	352	1,915
Net loss attributable to FelCor LP	(128,849)	(130,543)	(223,922)
Preferred distributions	(38,713)	(38,713)	(38,713)
Net loss attributable to FelCor LP common unitholders	$(167,562)	$(169,256)	$(262,635)
Basic and diluted per common unit data:
Loss from continuing operations	$(1.82)	$(1.46)	$(1.85)
Net loss	$(1.35)	$(1.44)	$(3.25)
Basic and diluted weighted average common units outstanding	124,262	117,567	80,905

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
Net loss	$(129,414)	$(130,895)	$(225,837)
Foreign currency translation adjustment	303	(726)	2,937
Comprehensive loss	(129,111)	(131,621)	(222,900)
Comprehensive loss attributable to noncontrolling interests	565	352	1,915
Comprehensive loss attributable to FelCor LP	$(128,546)	$(131,269)	$(220,985)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2009	$478,774	$157,705	$23,637	$22,583		$682,699
Issuance of common units		166,327	—	—		166,327
FelCor restricted stock compensation	—	3,945	—	—		3,945
Contributions	—	—	—	1,394		1,394
Distributions	—	(38,713)	—	(2,383)		(41,096)
Allocation to redeemable units	—	(942)	—	—		(942)
Other	—	(1,165)	—	116		(1,049)
Comprehensive income (loss):
Foreign exchange translation			2,937		$2,937
Net loss		(223,922)		(1,915)	(225,837)
Comprehensive loss					$(222,900)	(222,900)
Balance at December 31, 2010	478,774	63,235	26,574	19,795		588,378
Issuance of common units	—	158,476	—	—		158,476
FelCor restricted stock compensation	—	3,069	—	—		3,069
Contributions	—	—	—	6,967		6,967
Distributions	—	(38,713)	—	(1,053)		(39,766)
Allocation to redeemable units	—	1,478	—	—		1,478
Other	—	(86)	—	—		(86)
Comprehensive income (loss):
Foreign exchange translation			(726)		$(726)
Net loss		(130,543)		(352)	(130,895)
Comprehensive loss					$(131,621)	(131,621)
Balance at December 31, 2011	$478,774	$56,916	$25,848	$25,357		$586,895
FelCor restricted stock compensation	—	283	—	—		283
Contributions	—	—	—	3,616		3,616
Distributions	—	(38,713)	—	(1,056)		(39,769)
Allocation to redeemable units	—	109	—	—		109
Other	—	(4)	—	—		(4)
Comprehensive income (loss):						—
Foreign exchange translation			303		$303
Net loss		(128,849)		(565)	(129,414)
Comprehensive loss					$(129,111)	(129,111)
Balance at December 31, 2012	$478,774	$(110,258)	$26,151	$27,352		$422,019

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(129,414)	$(130,895)	$(225,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	129,486	138,892	147,663
Gain on sale of hotels, net	(54,459)	(4,714)	—
Gain on involuntary conversion, net	—	(280)	—
Amortization of deferred financing fees and debt discount	18,053	17,496	17,849
Amortization of unearned officers’ and directors’ compensation	5,002	7,170	7,445
Equity in loss (income) from unconsolidated entities	(2,779)	2,068	(16,916)
Distributions of income from unconsolidated entities	4,160	2,261	2,190
Extinguishment of debt	75,117	24,380	(59,464)
Impairment loss	1,335	13,250	173,713
Changes in assets and liabilities:
Accounts receivable	1,253	(344)	(746)
Restricted cash - operations	—	—	3,986
Other assets	(5,029)	(6,101)	(2,809)
Accrued expenses and other liabilities	4,584	(17,318)	11,738
Net cash flow provided by operating activities	47,309	45,865	58,812
Cash flows from investing activities:
Acquisition of hotels	—	(137,985)	(97,513)
Improvements and additions to hotels	(121,475)	(89,042)	(38,936)
Hotel development	(24,849)	(119,611)	—
Additions to condominium project	—	(359)	(274)
Net proceeds from asset dispositions	197,613	132,774	—
Change in restricted cash – investing	6,313	(176)	(4,143)
Insurance proceeds	—	391	492
Distributions from unconsolidated entities	13,539	1,588	46,084
Contributions to unconsolidated entities	—	—	(25,172)
Net cash flow provided by (used in) investing activities	71,141	(212,420)	(119,462)
Cash flows from financing activities:
Proceeds from borrowings	998,611	1,087,285	241,171
Repayment of borrowings	(1,043,365)	(1,135,822)	(400,968)
Payment of deferred financing fees	(17,870)	(20,233)	(7,848)
Change in restricted cash - financing	—	—	1,016
Acquisition of noncontrolling interest	—	—	(1,000)
Distributions paid to noncontrolling interests	(1,056)	(1,053)	(2,383)
Contributions from noncontrolling interests	3,616	6,967	1,394
Distributions paid to preferred unitholders	(106,461)	(38,713)	—
Net proceeds from common unit issuance	—	158,476	166,327
Proceeds from FelCor LP unit issuance	—	2,500	—
Net cash flow provided by (used in) financing activities	(166,525)	59,407	(2,291)
Effect of exchange rate changes on cash	62	(66)	382
Net change in cash and cash equivalents	(48,013)	(107,214)	(62,559)
Cash and cash equivalents at beginning of periods	93,758	200,972	263,531
Cash and cash equivalents at end of periods	$45,745	$93,758	$200,972

Supplemental cash flow information – interest paid	$116,789	$119,732	$127,793
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. We are the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 66 hotels in continuing operations with approximately 18,993 rooms at December 31, 2012. At December 31, 2012, we had an aggregate of 124,738,167 shares and units outstanding, consisting of 124,116,786 shares of FelCor common stock and 621,381 units of FelCor LP units not owned by FelCor.

Of the 66 hotels in which we had an ownership interest at December 31, 2012, we owned a 100% interest in 48 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and 50% interests in entities owning 13 hotels. We consolidate our real estate interests in the 53 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 65 of our 66 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. One 50%-owned hotel was operated without an operating lease. Because we own controlling interests in these lessees, we consolidate our interests in these 65 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses on our statements of operations. Of our Consolidated Hotels, we owned 50% of the real estate interests in 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in the remaining 53 hotels (we consolidate our real estate interest in these hotels).

The following table illustrates the distribution of our 65 Consolidated Hotels at December 31, 2012:

Brand	Hotels	Rooms
Embassy Suites Hotels	35	9,116
Holiday Inn	13	4,388
Sheraton and Westin	5	1,882
Doubletree and Hilton	6	1,450
Marriott and Renaissance	3	1,321
Fairmont	1	383
Independent (Morgans/Royalton)	2	282
Total	65	18,822

At December 31, 2012, our Consolidated Hotels were located in the United States (64 hotels in 22 states) and Canada (one hotel in Ontario), with concentrations in California (14 hotels), Florida (8 hotels) and Texas (7 hotels).  In 2012, approximately 50% of our revenue was generated from hotels in these three states.

At December 31, 2012, of our 65 Consolidated Hotels (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 40 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 13 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed five hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (v) a subsidiary of Fairmont Hotels & Resorts, or Fairmont, managed one hotel, (vi) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (vii) an independent management company managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. Their 2012, 2011 and 2010 fiscal years ended on December 28, 2012, December 30, 2011, and December 31, 2010, respectively.

2.	Summary of Significant Accounting Policies

Principles of Consolidation — Our consolidated financial statements include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Investments in unconsolidated entities (consisting entirely of 50% owned ventures) are accounted for by the equity method. None of our less than wholly-owned subsidiaries are considered variable interest entities. We follow the voting interest model and consolidate entities in which we have greater than 50% ownership interest and report entities in which we have 50% or less ownership interest under the equity method.
Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Investment in Hotels — Our hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings, 15 to 30 years for improvements and 3 to 10 years for furniture, fixtures, and equipment.
On January 1, 2011, we reclassified certain inventory (such as, china, glass, silver, and linen) aggregating $10.3 million to investment in hotels from other assets. We believe this classification to be preferable to its prior classification because we receive long-term benefits (approximately three years) from these inventories, similar to other long-term physical assets, which are classified as investment in hotels. This change was considered a change in accounting estimate inseparable from a change in accounting policy and resulted in changes to our depreciation expense prospectively. As a result, existing inventories are being amortized over a three-year period. Prospectively, significant additions in conjunction with major renovations, expansions or changes in brands or brand standards for these inventories will be capitalized at acquisition, and depreciated over a three-year estimated useful life. Minor replacement or replenishment of inventory will be expensed when purchased.
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

Hotels Held for Sale — We consider each individual hotel to be an identifiable component of our business. We do not consider hotels held for sale until it is probable that the sale will be completed within twelve months.

We consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale) in the period the buyer completes its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit. We test hotels held for sale for impairment each reporting period and record them at the lower of their carrying amounts or fair value less costs to sell. Once we designate a hotel as held for sale it is not depreciated and it is included in discontinued operations. We had no hotels held for sale at December 31, 2012 or 2011.

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

Foreign Currency Translation — Results of operations for our Canadian hotels are maintained in Canadian dollars and translated using the weighted average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in accumulated other comprehensive income and were $26.0 million and $25.7 million as of December 31, 2012 and 2011, respectively.

Capitalized Costs — We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. In addition, these costs are being capitalized on our Knickerbocker hotel development. We cease capitalizing these costs to projects when construction is substantially complete. Such costs capitalized in 2012, 2011 and 2010, were $22.2 million, $8.5 million and $5.8 million, respectively.

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

We compute basic earnings per share (unit) by dividing net income (loss) attributable to common stockholders (or unitholders) less dividends (distributions) declared on FelCor’s unvested restricted stock (adjusted for forfeiture assumptions) by the weighted average number of common shares (units) outstanding. We compute diluted earnings per share (unit) by dividing net income (loss) attributable to common stockholders less dividends (distributions) declared on FelCor’s unvested restricted stock (adjusted for forfeiture assumptions) by the weighted average number of common shares (units) and equivalents outstanding. Common stock (units) equivalents represent shares issuable upon exercise of stock options.

For all years presented, our Series A cumulative preferred stock (units), or Series A preferred stock (units), if converted to common shares (units), would be antidilutive; accordingly, we do not assume conversion of the Series A preferred stock (units) in the computation of diluted earnings per share (unit).

FelCor’s Stock Compensation — We apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

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

Distributions and Dividends — In 2011, FelCor reinstated the payment of its current quarterly preferred dividends. Funds used by FelCor to pay common or preferred dividends are provided through distributions from FelCor LP. FelCor’s Board of Directors will determine the amount of any future common and preferred dividends based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements. We had $76.3 million of aggregate accrued dividends payable to holders of our Series A and Series C preferred stock at December 31, 2011 (of which $67.7 million related to dividends in arrears). In July 2012, we paid $30.0 million of accrued dividends in arrears, and the remaining $37.7 million was paid in October 2012.

Reacquired Stock — Effective January 1, 2011, we changed the accounting presentation for FelCor’s reacquired capital stock to be consistent with Maryland law (Maryland is FelCor’s domicile), which does not contemplate treasury stock. FelCor removed previously reacquired capital stock, shown as treasury stock, from its balance sheet and recorded the related amounts as a reduction of common stock (at $0.01 par value per share) and an increase in accumulated deficit. Prior to 2011, FelCor’s accounting records included treasury stock. This change in accounting policy was recorded for book purposes as a retirement of treasury stock. Any capital stock reacquired in the future for any purpose will be recorded as a reduction of common stock (at $0.01 par value per share) and an increase in accumulated deficit.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies — (continued)

Noncontrolling Interests — Noncontrolling interests in other partnerships represent the proportionate share of the equity in other partnerships not owned by us. Noncontrolling interests in FelCor LP represents FelCor LP units not owned by FelCor. We allocate income and loss to noncontrolling interests in FelCor LP and other partnerships based on the weighted average percentage ownership throughout the year. FelCor characterizes minority interest in FelCor LP as noncontrolling interests, but because of the redemption feature of these units, FelCor includes them in the mezzanine section (between liabilities and equity) on its consolidated balance sheets. These units are redeemable at the option of the holders for a like number of shares of FelCor’s common stock or, at our option, the cash equivalent thereof. We adjust redeemable noncontrolling interests in FelCor LP (or redeemable units) each period to reflect the greater of its carrying value based on the accumulation of historical cost or its redemption value.

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

3.	Investment in Hotels
Investment in hotels consisted of the following (in thousands):

	December 31,
	2012	2011
Building and improvements	$1,962,164	$2,104,522
Furniture, fixtures and equipment	488,237	516,690
Land	248,614	273,000
Construction in progress	24,847	47,478
	2,723,862	2,941,690
Accumulated depreciation	(929,298)	(987,895)
	$1,794,564	$1,953,795
In 2012, we retired fully depreciated furniture, fixtures and equipment aggregating approximately $53.6 million.
We invested $121.5 million and $89.0 million in additions and improvements to our consolidated hotels during the years ended December 31, 2012 and 2011, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Acquisitions

Royalton/Morgans

In May 2011, we acquired two midtown Manhattan hotels, Royalton and Morgans, with a total of 282 guest rooms. The fair values of the assets acquired and liabilities assumed at the date of acquisition were consistent with the purchase price and were allocated based on third-party appraisals. We expensed acquisition costs (such as, broker, legal and accounting fees) of $1.3 million that were not included in the fair value estimates of the net assets acquired. The following table summarizes the fair values of assets acquired and liabilities assumed in our acquisition (in thousands):

Assets
Investment in hotels(a)	$136,035
Restricted cash	2,500
Accounts receivable	635
Other assets	322
Total assets acquired	139,492

Liabilities
Accrued expenses and other liabilities	1,507
Net assets acquired	$137,985

(a)	Investment in hotels was allocated to land ($48.7 million), building and improvements ($78.3 million) and furniture, fixtures and equipment ($9.0 million).

The following consolidated unaudited pro forma results of operations for the years ended December 31, 2011 and 2010 assume these hotels were acquired on January 1, 2010. The pro forma information includes revenues, operating expenses, depreciation and amortization. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results of operations if the acquisition had been completed on the assumed date. The consolidated unaudited pro forma results of operations are as follows (in thousands, except per share/unit data):

	Year Ended December 31,
	(unaudited)
	2011	2010
Total revenues	$866,497	$809,018
Net loss	$(132,087)	$(225,876)
Earnings per share/unit - basic and diluted	$(1.45)	$(3.25)

For the year ended December 31, 2011, our consolidated statements of operations included $20.4 million of revenues and $1.9 million of net income related to the operations of these hotels.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Acquisitions — (continued)

Fairmont Copley Plaza

In August 2010, we acquired the 383-room Fairmont Copley Plaza in Boston, Massachusetts. The following consolidated unaudited pro forma results of operations for the year ended December 31, 2010 assume this acquisition had occurred on January 1, 2010. The pro forma information includes revenues, operating expenses, depreciation and amortization. The unaudited pro forma results of operations are not necessarily indicative of the results of operations if the acquisition had been completed on the assumed date. The consolidated unaudited pro forma results of operations are as follows (in thousands, except per share/unit data):

Year Ended December 31, (unaudited)
2010
Total revenues	$799,987
Net loss	$(227,360)
Earnings per share/unit - basic and diluted	$(3.27)

For the year ended December 31, 2010, our consolidated statements of operations include $16.8 million of revenues and $2.5 million of net income related to the operations of this hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Hotel Development

In December 2011, we acquired a 95% interest in a consolidated joint venture, which acquired the Knickerbocker Hotel in midtown Manhattan, New York, for $115 million. This is a non-operating property that we plan to develop into a hotel with 330 rooms that will open early 2014. In addition to the purchase price, the December 31, 2012 and December 31, 2011 book values include all capitalized costs incurred through those respective dates.

6.	Impairment Charges

Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components for purposes of determining impairment charges and reporting discontinued operations.

We test for impairment whenever changes in circumstances indicate a hotel’s carrying value may not be recoverable. We conduct the test using undiscounted cash flows for the shorter of the hotel’s estimated hold period or its remaining useful life. When testing for recoverability of hotels held for investment, we use projected cash flows over its expected hold period. Those hotels held for investment that fail the impairment test are written down to their then current estimated fair value, before any selling expense, and we continue to depreciate the hotels over their remaining useful lives.

As part of our long-term strategic plan to enhance stockholder value and achieve or exceed targeted returns on invested capital, we sell and acquire hotels to improve our overall portfolio quality, enhance diversification and improve growth rates. In that regard, we regularly review each hotel in our portfolio in terms of projected performances, future capital expenditure requirements and market dynamics and concentration risk.  Based on this analysis, we developed a plan in 2010 and 2011 to sell our interests in 38 hotels (30 of which we consolidate the real estate interest and eight of which are owned by unconsolidated joint ventures) that no longer meet our investment criteria. As a consequence, we shortened our estimated hold periods for these hotels, and we tested the consolidated hotels for impairment when they were approved as non-strategic hotels. As a result, we recorded 2010 impairment charges of $152.6 million related to 16 of our consolidated non-strategic hotels ($52.6 million related to six hotels in continuing operations and $100.0 million related to ten hotels included in discontinued operations). When the eight hotels owned by unconsolidated joint ventures are designated by those ventures as non-strategic, the joint ventures will test for impairment based on the reduced estimated hold periods.

For our 2010 impairment charges, we estimated each hotel’s fair value by using estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information. We discounted the cash flows used for determining the fair values using market-based discounts generally used for operationally and geographically similar assets. The inputs used to determine the fair values of these hotels are classified as Level 3 under the authoritative guidance for fair value measurements.

In 2011, we recorded impairment charges of $13.2 million related to consolidated non-strategic hotels ($4.3 million related to one hotel included in continuing operations and $8.9 million related to four hotels included in discontinued operations). The impairment charges related to four of the hotels were based on revised estimated fair market values obtained through the marketing process that were lower than the net book values for these hotels. The inputs used to determine the fair values of these hotels are classified as Level 2 under authoritative guidance for fair value measurements. The impairment charge related to the remaining hotel was primarily related to estimated selling costs.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Impairment Charges— (continued)

In 2012, we recorded a $1.3 million impairment charge related to one hotel included in discontinued operations. The impairment charge related to this hotel was based on a third-party offer to purchase (a Level 2 input under authoritative guidance for fair value measurements) at a price below our previously estimated fair market value.

Two of our loans (totaling $32 million) matured in May 2010. The cash flows for the hotels that secured these loans did not cover debt service, and we stopped funding the shortfalls in December 2009. We were unable to negotiate an acceptable debt modification or reduction that favored our stockholders, and we recorded a $21.1 million impairment charge in 2010 related to a decrease in our estimated hold period for these hotels. Subsequently, we transferred these hotels to the lenders in full satisfaction of the related debt, and recorded a $15.2 million gain on extinguishment of debt in 2010.

We may record additional impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period for additional hotels.

7.    Conversion Expenses
In the fourth quarter of 2012, we decided to convert eight Holiday Inn hotels to the Wyndham Hotels & Resorts brand and management effective March 1, 2013.  The expenses incurred related to converting these hotels have been classified as conversion expenses in the accompanying statements of operations and include $30.7 million of accrued IHG termination fees for the year ended December 31, 2012 that we expect to pay in the first quarter of 2013.

8.    Discontinued Operations

Discontinued operations include results of operations for ten hotels sold in 2012, eight hotels sold in 2011, and three hotels disposed in 2010.

Results of operations for the hotels included in discontinued operations are as follows:

	Year Ended December 31,
	2012	2011	2010
Hotel operating revenue	$60,238	$132,988	$184,138
Operating expenses(a)	(52,942)	(133,051)	(300,950)
Operating income (loss) from discontinued operations	7,296	(63)	(116,812)
Interest expense, net	(2,037)	(5,294)	(12,135)
Debt extinguishment	(790)	3,282	14,865
Loss on involuntary conversion	—	(12)	—
Gain on sale, net	54,459	4,714	—
Income (loss) from discontinued operations	$58,928	$2,627	$(114,082)

(a)	Includes impairment charges of $1.3 million, $8.9 million and $121.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 13 hotels at December 31, 2012 and December 31, 2011. We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, and provide condominium management services. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined financial information for our unconsolidated entities (in thousands):

	December 31,
	2012	2011

Investment in hotels, net of accumulated depreciation	$155,888	$173,310
Total assets	$170,477	$199,063
Debt	$148,395	$150,388
Total liabilities	$154,139	$156,607
Equity	$16,338	$42,456
Our unconsolidated entities’ debt at December 31, 2012, consisted entirely of non-recourse mortgage debt.
The following table sets forth summarized combined statement of operations information for our unconsolidated entities and a reconciliation of the net income (loss) attributable to FelCor and our equity in income (loss) from unconsolidated entities (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total revenues	$67,725	$62,782	$64,500
Net income (loss)	$9,278	$(416)	$(5,302)

Net income (loss) attributable to FelCor	$4,639	$(208)	$(2,327)
Gain on joint venture liquidation	—	—	21,103	(a)
Depreciation of cost in excess of book value	(1,860)	(1,860)	(1,860)
Equity in income (loss) from unconsolidated entities	$2,779	$(2,068)	$16,916

(a)	Includes a $20.5 million gain from the sale of our interest in an unconsolidated joint venture and $559,000 in net proceeds in the final liquidation of a joint venture.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Investment in Unconsolidated Entities — (continued)

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	December 31,
	2012	2011
Hotel-related investments	$246	$12,400
Cost in excess of book value of hotel investments	46,913	48,774
Land and condominium investments	7,923	8,828
	$55,082	$70,002

The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Year Ended December 31,
	2012	2011	2010
Hotel investments	$3,434	$(1,348)	$17,509
Other investments	(655)	(720)	(593)
Equity in income (loss) from unconsolidated entities	$2,779	$(2,068)	$16,916

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt

Consolidated debt consisted of the following (in thousands):

	Encumbered Hotels	Interest Rate (%)		December 31,
			Maturity Date	2012	2011
Line of credit	8	L + 3.375	June 2016(a)	$56,000	$—
Hotel mortgage debt
Mortgage debt(b)	5	6.66	June - August 2014	65,431	67,375
Mortgage debt	1	5.81	July 2016	10,405	10,876
Mortgage debt(b)	4	4.95	October 2022	128,066	—
Mortgage debt	1	4.94	October 2022	32,176	—
Senior notes
Senior secured notes(c)	11	10.00	October 2014	223,586	459,931
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	10	5.625	March 2023	525,000	—
Other(d)	—	L + 1.25	May 2016	64,861	—
Retired debt	—	—	—	—	533,284
Total	46			$1,630,525	$1,596,466

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(c)
We originally issued $636 million (face amount) of these notes. After redemptions in 2011 and 2012, $234 million (face amount) of these notes were outstanding at December 31, 2012. These notes were initially sold at a discount that provided an effective yield of 12.875% before transaction costs.

(d)
This loan is related to our Knickerbocker development project and is fully secured by restricted cash and a mortgage. Because we were able to assume an existing loan when we purchased this hotel, we were not required to pay any local mortgage recording tax. This loan can be extended for one year subject to satisfying certain conditions.

In May 2012, we repaid $69.2 million in secured loans when we sold the hotels mortgaged to secure repayment of those loans.
In August 2012, we repaid a $24.9 million in secured loan when we sold the mortgage hotel to secure repayment of that loan.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt – (continued)

In September 2012, we closed five mortgage loans thereby obtaining $160.8 million in aggregate gross proceeds. The 10‑year loans mature in 2022, bear an average fixed interest rate of 4.95% and are neither cross-collateralized nor cross-defaulting. A portion of the proceeds from the new loans was used to repay a 9.02% mortgage loan, of which $107 million was outstanding, that would otherwise mature in 2014. The repaid loan was secured by a pool of seven hotels, including four of the five hotels mortgaged to support the new loans. Also in September 2012, we repaid the remaining $60 million balance of a mortgage loan using excess proceeds from the new loans, as well as asset sale proceeds. This repaid loan, which would have otherwise matured in 2013, was secured by five properties, of which three are now unencumbered (two of which are non-strategic). The repayments resulted in $11.6 million in debt extinguishment costs, primarily prepayment penalties.

In December 2012, we issued $525.0 million aggregate principal amount of 5.625% senior secured notes due 2023, significantly reducing our cost of borrowing. We used the proceeds to redeem $258.0 million in aggregate face amount of 10% senior notes due 2014 and repay a $186.5 million mortgage loan that bears interest at 8.1% with the remaining proceeds used to repay a portion of the balance on our outstanding line of credit and to pay prepayment costs and other expenses. We incurred $62.1 million of debt extinguishment charges related to these transactions for prepayment premiums, and the write-off of a pro rata portion of the related debt discount on the senior notes and deferred loan costs.

In March 2011, we established a $225.0 million secured line of credit. At the same time, we repaid a $198.3 million secured loan and a $28.8 million secured loan with a combination of $52.1 million of cash on hand and funds drawn under our new line of credit (all of which was subsequently repaid). The repaid loans would have matured in 2013 and 2012 (including extensions), respectively, and were secured by mortgages on 11 hotels. In December 2012, we amended and restated our $225.0 million secured line of credit facility. The facility now matures in June 2017 (extended from August 2015), inclusive of a one-year extension option, subject to satisfaction of certain conditions. Borrowings under the facility bear interest at LIBOR (no floor) plus 3.375% (reduced from LIBOR plus 4.50%). The unused commitment fee decreased 10 basis points to 40 basis points. The facility is secured by mortgages and related security interests on eight hotels

In May 2011, we issued $525.0 million in aggregate principal amount of 6.75% senior secured notes due June 2019 and used the proceeds to repay existing higher-cost debt (including the remaining $46.0 million of our outstanding senior notes due 2011) and fund our purchase of Royalton and Morgans for $140.0 million.

In May 2011, we repaid $45.3 million in secured loans when we sold the hotels mortgaged to secure repayment of those loans.

In June 2011, we repaid (at maturity) a $7.3 million loan that was secured by a mortgage on one hotel.

In June 2011, we obtained a $24.0 million loan to refinance a loan secured by one hotel. The prior loan balance was $27.8 million and by the terms of the prior loan, upon refinancing, $3.8 million of the prior loan was forgiven. We recognized a $3.7 million net gain from extinguishment of debt in connection with the refinancing. In July 2011, we repaid the new loan in full and recognized a $187,000 charge from extinguishment at that time.

In June 2011, we repaid the remaining outstanding $46.4 million of our senior notes when they matured.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt – (continued)

In June 2011, we redeemed $144.0 million in aggregate principal amount of our 10.00% senior notes using $158.5 million of net proceeds from our equity offering. Under the terms of the indenture governing the redeemed notes, the redemption price was 110% of the principal amount of the redeemed notes, together with accrued and unpaid interest thereon to the redemption date. We recognized a $27.4 million debt extinguishment charge related to the prepayment premium and the write-off of a pro rata portion of the related debt discount and deferred loan costs.

In July 2011, we repaid $35.2 million in secured loans when we sold the mortgaged hotels.

In October 2011, we modified the term of a CMBS mortgage loan scheduled to mature in November 2011, extending its maturity for up to two years. The average interest rate on the modified loan was LIBOR plus 2.2% and was prepayable at any time, in whole or in part, with no penalty. In conjunction with the modification, we repaid $20.0 million of the principal balance, reducing the outstanding balance to $158 million at that time. This loan was repaid in September 2012.
In December 2011, we assumed a $64.9 million loan (when we acquired the Knickerbocker) which was fully secured by restricted cash. We recorded this transaction as an increase in debt and a corresponding increase in restricted cash. In November 2012, we obtained an $85.0 million construction loan to finance the redevelopment of the Knickerbocker. The balance of the loan assumed when we acquired the Knickerbocker was repaid with an initial draw under the construction loan. At December 31, 2012, $64.9 million was outstanding under the construction loan, secured by cash collateral and a mortgage.

Our senior notes require that we satisfy total leverage, secured leverage and interest coverage thresholds in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to meet the REIT qualification test; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. These notes are guaranteed by us, and payment of our 10.00% notes are secured by a pledge of the limited partner interests in FelCor LP owned by FelCor. In addition, our senior notes are secured by a combination of first lien mortgages and related security interests and/or negative pledges on up to 27 hotels, and pledges of equity interests in certain subsidiaries of FelCor LP.

At December 31, 2012, we had consolidated secured debt totaling $1.6 billion, encumbering 46 of our consolidated hotels with a $1.6 billion aggregate net book value.  Except in the case of our Senior Notes, our mortgage debt is generally recourse solely to the specific assets securing the debt.  However, a violation of any of the recourse carve-out provisions, including fraud, misapplication of funds and other customary recourse carve-out provisions, could cause this debt to become fully recourse to us.  Much of our hotel mortgage debt allows us to substitute collateral under certain conditions and is prepayable subject (in some instances) to various prepayment, yield maintenance or defeasance obligations.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt – (continued)

To fulfill requirements under certain loans, we owned interest rate caps with aggregate notional amounts of $202.4 million and $212.0 million as of December 31, 2012 and December 31, 2011, respectively.  These interest rate caps were not designated as hedges and had insignificant fair values at both December 31, 2012 and 2011, resulting in no significant net earnings impact.

We reported $125.3 million, $130.4 million, and $132.0 million of interest expense for the years ended December 31, 2012, 2011, and 2010, respectively, which is net of: (i) interest income of $138,000, $235,000, and $377,000, and (ii) capitalized interest of $12.9 million, $2.2 million, and $638,000, respectively.

Future scheduled principal payments on debt obligations at December 31, 2012 are as follows (in thousands):

Year
2013	$4,752
2014	300,192
2015	3,107
2016	132,326
2017	2,810
Thereafter	1,197,656
1,640,843
Discount accretion over term	(10,318)
$1,630,525

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Fair Value of Financial Instruments

Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 2 input) and has an estimated fair value of $1.3 billion and $1.0 billion at December 31, 2012 and 2011, respectively; and (iii) our debt that is not publicly-traded is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $369.6 million and $640.9 million at December 31, 2012 and 2011, respectively. The estimated fair value of all our debt was $1.7 billion at December 31, 2012 and 2011 (with a carrying value of $1.6 billion at December 31, 2012 and 2011).

Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2012. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

12.	Income Taxes

FelCor LP is a partnership for federal income tax purposes, and is not subject to federal income tax. However, under its partnership agreement, it is required to reimburse FelCor for any tax payments they are required to make. Accordingly, the tax information herein represents disclosures regarding FelCor and its taxable subsidiaries.

FelCor elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. FelCor’s taxable REIT subsidiaries, or TRSs, formed to lease its hotels are subject to federal, state and local income taxes. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders. If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as a REIT for four subsequent years. In connection with FelCor’s election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock. FelCor LP expects to make distributions on its units sufficient to enable FelCor to meet its distribution obligations as a REIT.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes — (continued)

The following table reconciles our TRS’s GAAP net income (loss) to taxable income (loss) (in thousands):

	Year Ended December 31,
	2012	2011	2010
GAAP consolidated net loss attributable to FelCor LP	$(128,849)	$(130,543)	$(223,922)
Loss allocated to FelCor LP unitholders	842	689	881
GAAP consolidated net loss attributable to FelCor	(128,007)	(129,854)	(223,041)
GAAP net loss from REIT operations	125,088	127,709	172,495
GAAP net loss of taxable subsidiaries	(2,919)	(2,145)	(50,546)
Impairment loss not deductible for tax	—	946	8,852
Tax gain (loss) in excess of book gains on sale of hotels	(407)	(7,841)	—
Depreciation and amortization(a)	404	1,389	(106)
Employee benefits not deductible for tax	363	(1,578)	3,534
Management fee recognition	(1,715)	(1,717)	916
Tax adjustment to lease expense(b)	—	—	40,572
Foreign exchange	12,907	—	—
Other book/tax differences	4,884	(552)	5,251
Tax income (loss) of taxable subsidiaries before utilization of net operating losses	13,517	(11,498)	8,473
Utilization of net operating loss	(13,517)	—	(8,473)
Net tax loss of taxable subsidiaries	—	$(11,498)	$—

(a)	The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.

(b)	In 2010, we recorded a reduction in intercompany rent between our REIT entities and TRS entities for tax purposes.

Our TRS had a deferred tax asset, on which we had a 100% valuation allowance, primarily comprised of the following (in thousands):

	December 31,
	2012	2011
Accumulated net operating losses of our TRS	$124,318	$129,455
Tax property basis in excess of book	869	929
Accrued employee benefits not deductible for tax	2,291	760
Management fee recognition	932	1,415
Foreign exchange	4,905	—
Other	914	970
Gross deferred tax asset	134,229	133,529
Valuation allowance	(134,229)	(133,529)
Deferred tax asset after valuation allowance	$—	$—

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes — (continued)

We have provided a valuation allowance against our deferred tax asset at December 31, 2012 and 2011, that results in no net deferred tax asset at December 31, 2012 and 2011 due to the uncertainty of realization (because of historical operating losses). Accordingly, no provision or benefit for income taxes is reflected in the accompanying consolidated statements of operations. At December 31, 2012, our TRS had net operating loss carryforwards for federal income tax purposes of $327.2 million, which are available to offset future taxable income, if any, and do not begin to expire until 2022.

The following table reconciles REIT GAAP net income (loss) to taxable income (in thousands):

	Year Ended December 31,
	2012	2011	2010
GAAP net loss from REIT operations	$(125,088)	$(127,709)	$(172,495)
Book/tax differences, net:
Depreciation and amortization(a)	2,084	6,183	(17,645)
Noncontrolling interests	4,112	4,149	(882)
Equity in loss from unconsolidated entities	—	—	(35,386)
Tax gain (loss) on dispositions in excess of book	(30,747)	(30,502)	34,729
Impairment loss not deductible for tax	1,335	12,303	156,773
Conversion costs	31,197	—	—
Tax adjustment to lease revenue(b)	—	—	(35,634)
Other	(9,226)	(1,974)	(6,452)
Tax loss(c)	$(126,333)	$(137,550)	$(76,992)

(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.

(b)	For tax purposes, we recorded a reduction in intercompany rent between our REIT entities and TRS entities.

(c)	The dividend distribution requirement is 90% of any taxable income.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes — (continued)

At December 31, 2012, FelCor had net operating loss carryforwards for federal income tax purposes of $463.1 million, which it expects to use to offset future distribution requirements.

For income tax purposes, dividends paid consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends paid per share were characterized as follows (there were no distributions in 2010):

	2012			2011			2010
	Amount		%	Amount		%	Amount	%
Preferred Stock – Series A
Dividend income	$—		—	$—		—	$—	—
Return of capital	5.3625	(b)	100.00	1.95	(a)	100.00	—	—
	5.3625		100.00	$1.95		100.00	$—	—
Preferred Stock – Series C
Dividend income	$—		—	$—		—	$—	—
Return of capital	5.50	(b)	100.00	2.00	(a)	100.00	—	—
	$5.50		100.00	$2.00		100.00	$—	—

(a)	Fourth quarter 2010 preferred distributions were paid January 31, 2011, and were treated as 2011 distributions for tax purposes.
(b) Fourth quarter 2011 preferred distributions were paid January 31, 2012, and were treated as 2012 distributions for tax purposes.

13.    FelCor Capital Stock/FelCor LP Partners' Capital

FelCor, as FelCor LP’s general partner, is obligated to contribute the net proceeds from any issuance of its equity securities to FelCor LP in exchange for units, corresponding in number and terms to the equity securities issued.

Preferred Stock/Units

FelCor’s Board of Directors is authorized to provide for the issuance of up to 20 million shares of preferred stock in one or more series, to establish the number of shares in each series, to fix the designation, powers, preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

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

Dividends/Distributions

In 2011, FelCor reinstated the payment of its current quarterly preferred dividends. Funds used by FelCor to pay common or preferred dividends are provided through distributions from FelCor LP. FelCor’s Board of Directors will determine the amount of any future common and preferred dividends based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements. We had $76.3 million of aggregate accrued dividends (including $67.7 million of prior quarterly dividends that had been accrued but remained unpaid) payable to holders of our Series A and Series C preferred stock at December 31, 2011 . In July 2012, we paid $30.0 million of accrued unpaid quarterly dividends in arrears, and the remaining $37.7 million was paid in October 2012.

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

In June 2010, FelCor completed a public offering of 31.6 million shares of its common stock at $5.50 per share. The net proceeds from the offering were $166.3 million and were contributed to FelCor LP in exchange for a like number of common units. These proceeds, together with cash on hand, were used to repay $177 million of secured debt for $130 million (a 27% discount to par) and fund our acquisition of the Fairmont Copley Plaza in Boston.

14.    Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units – (continued)

In May 2011, FelCor LP issued 367,647 limited partner interest units at $6.80 per unit. At December 31, 2012, we carried these units at $1.7 million and the remaining 253,734 outstanding units of limited partner interest were carried at $1.2 million. The current value of the outstanding units is based on the closing price of FelCor’s common stock at December 31, 2012 ($4.67/share).

Changes in redeemable noncontrolling interests (or redeemable units) are shown below (in thousands):

	Year Ended December 31,
	2012	2011
Balance at beginning of period	$3,026	$2,004
Issuance of units	—	2,500
Conversion of units	(45)	(97)
Forfeiture of units	(15)	—
Redemption value allocation	776	(685)
Comprehensive loss:
Foreign exchange translation	2	(7)
Net loss	(842)	(689)
Balance at end of period	$2,902	$3,026

15.    Hotel Operating Revenue, Departmental Expenses and Other Property Related Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Room revenue	$707,908	$662,557	$600,635
Food and beverage revenue	148,736	139,151	122,756
Other operating departments	49,696	50,494	50,313
Total hotel operating revenue	$906,340	$852,202	$773,704

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Hotel Operating Revenue, Departmental Expenses and Other Property Related Operating Costs — (continued)

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Room	$190,293	$178,963	$161,271
Food and beverage	119,560	110,923	96,864
Other operating departments	22,434	23,325	22,746
Total hotel departmental expenses	$332,287	$313,211	$280,881

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Hotel general and administrative expense	$82,906	$78,328	$70,308
Marketing	76,923	71,199	64,603
Repair and maintenance	47,236	44,599	40,905
Utilities	39,453	41,517	39,486
Total other property operating costs	$246,518	$235,643	$215,302

Hotel departmental expenses and other property operating costs include hotel compensation and benefit expenses of $288.6 million, $279.9 million, and $271.2 million for the year ended December 31, 2012, 2011 and 2010, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Taxes, Insurance and Lease Expenses

Taxes, insurance and lease expenses from continuing operations were comprised of the following
(in thousands):

	Year Ended December 31,
	2012	2011	2010
Hotel lease expense(a)	$41,342	$38,759	$36,327
Land lease expense(b)	11,158	10,582	10,053
Real estate and other taxes	31,481	27,682	26,092
Property insurance, general liability insurance and other	10,313	7,931	9,952
Total taxes, insurance and lease expense	$94,294	$84,954	$82,424

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities, and is partially (generally 49%) offset through noncontrolling interests in other partnerships. Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities. Hotel lease expense includes percentage rent of $19.6 million, $17.3 million and $15.0 million for the year ended December 31, 2012, 2011, and 2010, respectively.

(b)	Land lease expense includes percentage rent of $5.5 million, $4.7 million and $4.2 million for the year ended December 31, 2012, 2011, and 2010, respectively.

17.    Land Leases and Hotel Rent

We lease land occupied by certain hotels from third parties under various operating leases that expire through 2101. Certain land leases contain contingent rent features based on gross revenue at the respective hotels. In addition, we recognize rent expense for 12 hotels that are owned by unconsolidated entities and are leased to our consolidated lessees. Leases for 10 hotels were expired at December 31, 2012, and leases for two hotels expire in 2017. These leases require the payment of base rents and contingent rent based on revenues at the respective hotels. Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2012, were as follows (in thousands):

Year
2013	$11,126
2014	11,134
2015	11,163
2016	11,150
2017	6,043
2018 and thereafter	269,004
$319,620

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Loss Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net loss attributable to FelCor	$(128,007)	$(129,854)	$(223,041)
Discontinued operations attributable to FelCor	(58,633)	(2,639)	112,786
Loss from continuing operations attributable to FelCor	(186,640)	(132,493)	(110,255)
Less: Preferred dividends	(38,713)	(38,713)	(38,713)
Loss from continuing operations attributable to FelCor common stockholders	(225,353)	(171,206)	(148,968)
Discontinued operations attributable to FelCor	58,633	2,639	(112,786)
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(166,720)	$(168,567)	$(261,754)
Denominator:
Denominator for basic and diluted loss per share	123,634	117,068	80,611
Basic and diluted loss per share data:
Loss from continuing operations	$(1.82)	$(1.46)	$(1.85)
Discontinued operations	$0.47	$0.02	$(1.40)
Net loss	$(1.35)	$(1.44)	$(3.25)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Loss Per Share/Unit — (continued)

FelCor LP Loss Per Unit

The following table sets forth the computation of basic and diluted earnings (loss) per unit (in thousands, except per unit data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net loss attributable to FelCor LP	$(128,849)	$(130,543)	$(223,922)
Discontinued operations attributable to FelCor LP	(58,928)	(2,640)	113,165
Loss from continuing operations attributable to FelCor LP	(187,777)	(133,183)	(110,757)
Less: Preferred distributions	(38,713)	(38,713)	(38,713)
Loss from continuing operations attributable to FelCor LP common unitholders	(226,490)	(171,896)	(149,470)
Discontinued operations attributable to FelCor LP	58,928	2,640	(113,165)
Numerator for basic and diluted loss attributable to FelCor LP common unitholders	$(167,562)	$(169,256)	$(262,635)
Denominator:
Denominator for basic and diluted loss per unit	124,262	117,567	80,905
Basic and diluted loss per unit data:
Loss from continuing operations	$(1.82)	$(1.46)	$(1.85)
Discontinued operations	$0.47	$0.02	$(1.40)
Net loss	$(1.35)	$(1.44)	$(3.25)
Securities that could potentially dilute basic loss per share/unit in the future that were not included in computation of diluted loss per share/unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	2012	2011	2010
Series A convertible preferred shares/units	9,985	9,985	9,985

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Commitments, Contingencies and Related Party Transactions

Until mid-2010 we shared the executive offices and certain employees with TCOR Holdings, LLC (controlled by Thomas J. Corcoran, Jr., Chairman of our Board of Directors), and TCOR Holdings, LLC paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. All allocations of shared expenses were approved by a majority of our independent directors. TCOR Holdings, LLC paid approximately $19,000 for shared office costs in 2010. We do not currently share any costs with TCOR Holdings, LLC.

Our property insurance has a $100,000 “all-risk” deductible, a 5% deductible (insured value) for named windstorm coverage and for California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 43 of our hotels.  The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

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

The management agreements governing the operations of 30 of our Consolidated Hotels contain the right and license to operate the hotel under the specified brands. The remaining 35 Consolidated Hotels operate under franchise or license agreements that are separate from our management agreements. Typically, our franchise or license agreements provide for a license fee or royalty of 4% to 5% of room revenues. In the event we breach one of these agreements, in addition to losing the right to use the brand name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Supplemental Cash Flow Disclosure
In 2012 and 2011, we allocated $44,500 and $97,000, respectively, of noncontrolling interests to additional paid-in capital with regard to the exchange of 11,473 and 15,947 units, respectively, for common stock. In addition, in 2012, we received 3,571 units as payment for amounts owed to us by a unit holder.
Depreciation and amortization expense is comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Depreciation and amortization from continuing operations	$123,879	$118,232	$116,439
Depreciation and amortization from discontinued operations	5,607	20,660	31,224
Total depreciation and amortization expense	$129,486	$138,892	$147,663
For the year ended December 31, 2012, our repayment of borrowings consisted of debt retirement of $828.0 million, payments on our line of credit of $192.0 million and normal recurring principal payments of $23.3 million.
For the year ended December 31, 2011, our repayment of borrowings consisted of debt retirement of $983.4 million, payments on our line of credit of $145.0 million and normal recurring principal payments of $7.4 million.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    FelCor Stock Based Compensation Plans

FelCor sponsors one restricted stock and stock option plan, or the Plan. FelCor is authorized to issue up to 6,000,000 shares of common stock under the Plan pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. Stock grants vest either over three to five years in equal annual installments or over a four year schedule, subject to time-based and performance-based vesting. There were 3,338,349 shares available for grant under the Plan at December 31, 2012.

FelCor Stock Options

FelCor had no outstanding stock options as of December 31, 2012. A summary of the status of FelCor’s non-qualified stock options granted as of December 31, 2011 and 2010, and the changes during these years, is presented in the following table:

	2011		2010
	Shares of Underlying Options	Weighted Average Exercise Prices	Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the year	15,000	$15.62	40,000	$18.05
Forfeited or expired	(15,000)	$15.62	(25,000)	$19.50
Outstanding at end of year	—	$—	15,000	$15.62
Exercisable at end of year	—	$—	15,000	$15.62

FelCor Restricted Stock

A summary of the status of FelCor’s restricted stock grants as of December 31, 2012, 2011 and 2010, and the changes during these years is presented below:

	2012		2011		2010
	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant
Outstanding at beginning of the year	4,290,318	$10.58	4,200,089	$10.69	4,255,187	$10.90
Granted:
With immediate vesting(a)	—	$—	95,000	$5.85	16,166	$4.21
With 5-year pro rata vesting	10,000	$4.40	—	$—	—	$—
Forfeited	(60,493)	$18.60	(4,771)	$12.20	(71,264)	$21.71
Outstanding at end of year	4,239,825	$10.45	4,290,318	$10.58	4,200,089	$10.69
Vested at end of year	(3,936,492)	$10.97	(3,632,564)	$11.54	(2,645,272)	$13.00
Unvested at end of year	303,333	$3.71	657,754	$5.30	1,554,817	$6.76

(a)	Shares awarded to directors.

The unearned compensation cost of FelCor’s granted but unvested restricted stock as of December 31, 2012 was $855,000. The weighted average period over which this cost is to be amortized is approximately one year.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Employee Benefits

FelCor offers a 401(k) retirement savings plan and health insurance benefits to its employees. FelCor’s matching contribution to its 401(k) plan totaled $956,000 during 2012, $1.0 million during 2011 and $1.0 million for 2010. Health insurance benefits cost $1.1 million during 2012, $1.1 million during 2011 and $900,000 during 2010.

FelCor LP has no employees, and FelCor, as FelCor LP’s sole general partner, performs FelCor LP’s management functions.

The employees at our hotels are employees of the respective management companies. Under the management agreements, we reimburse the management companies for the compensation and benefits related to the employees who work at our hotels. We are not, however, the sponsors of their employee benefit plans and have no obligation to fund these plans.

23.    Segment Information

We have determined that our business is conducted in one operating segment because of the similar economic characteristics of our hotels.

The following table sets forth revenues from continuing operations and investment in hotel assets represented by the following geographical areas (in thousands):

	Revenue For the Year Ended December 31,			Investment in Hotel Assets as of December 31,
	2012	2011	2010	2012	2011	2010
California	$248,253	$230,084	$215,896	$480,982	$496,426	$505,753
Texas	75,906	73,014	70,393	104,641	128,749	175,483
Florida	126,416	119,180	114,769	264,248	318,430	348,823
Georgia	52,424	50,439	51,734	100,541	105,526	109,677
Other states	391,615	366,834	309,353	827,366	886,127	795,596
Canada	14,911	15,600	14,733	16,786	18,537	50,447
Total	$909,525	$855,151	$776,878	$1,794,564	$1,953,795	$1,985,779

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Quarterly Operating Results (unaudited)

Our unaudited consolidated quarterly operating data for the years ended December 31, 2012 and 2011 follows (in thousands, except per share/unit data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. The quarterly results reflect properties no longer owned as discontinued operations for all periods presented. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in stockholders’ equity (or partners’ capital) and cash flows for a period of several years.
FelCor

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$207,965	$244,823	$234,563	$222,174
Loss from continuing operations	$(33,053)	$(5,008)	$(28,715)	$(121,566)
Discontinued operations	$4,192	$17,036	$9,160	$28,540
Net income (loss) attributable to FelCor	$(28,463)	$11,869	$(19,025)	$(92,388)
Net income (loss) attributable to FelCor common stockholders	$(38,141)	$2,191	$(28,703)	$(102,067)
Comprehensive income (loss) attributable to FelCor	$(28,157)	$11,554	$(18,526)	$(92,577)
Basic and diluted per common share data:
Net loss from continuing operations	$(0.34)	$(0.12)	$(0.31)	$(1.06)
Discontinued operations	$0.03	$0.14	$0.07	$0.23
Net income (loss)	$(0.31)	$0.02	$(0.23)	$(0.83)
Basic weighted average common shares outstanding	123,665	123,638	123,640	123,635
Diluted weighted average common shares outstanding	123,665	123,638	123,640	123,635

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$194,719	$228,489	$221,214	$210,729
Loss from continuing operations	$(35,102)	$(45,482)	$(21,822)	$(31,116)
Discontinued operations	$3,376	$3,085	$(1,554)	$(2,280)
Net loss attributable to FelCor	$(31,664)	$(42,265)	$(22,832)	$(33,093)
Net loss attributable to FelCor common stockholders	$(41,342)	$(51,943)	$(32,510)	$(42,772)
Comprehensive loss attributable to FelCor	$(30,376)	$(42,079)	$(26,349)	$(31,769)
Basic and diluted per common share data:
Net loss from continuing operations	$(0.47)	$(0.45)	$(0.25)	$(0.33)
Discontinued operations	$0.04	$0.02	$(0.01)	$(0.02)
Net loss	$(0.43)	$(0.42)	$(0.26)	$(0.35)
Basic weighted average common shares outstanding	95,350	122,992	123,062	123,906
Diluted weighted average common shares outstanding	95,350	122,992	123,062	123,906

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Quarterly Operating Results (unaudited) – (continued)

FelCor LP

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$207,965	$244,823	$234,563	$222,174
Loss from continuing operations	$(33,053)	$(5,008)	$(28,715)	$(121,566)
Discontinued operations	$4,192	$17,036	$9,160	$28,540
Net income (loss) attributable to FelCor LP	$(28,659)	$11,880	$(19,169)	$(92,901)
Net income (loss) attributable to FelCor LP common unitholders	$(38,337)	$2,202	$(28,847)	$(102,580)
Comprehensive income (loss) attributable to FelCor LP	$(28,351)	$11,563	$(18,667)	$(93,091)
Basic and diluted per common unit data:
Net loss from continuing operations	$(0.34)	$(0.12)	$(0.31)	$(1.06)
Discontinued operations	$0.03	$0.14	$0.07	$0.23
Net income (loss)	$(0.31)	$0.02	$(0.23)	$(0.83)
Basic weighted average common units outstanding	124,301	124,266	124,266	124,257
Diluted weighted average common units outstanding	124,301	124,266	124,266	124,257

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$194,719	$228,489	$221,214	$210,729
Loss from continuing operations	$(35,102)	$(45,482)	$(21,822)	$(31,116)
Discontinued operations	$3,376	$3,085	$(1,554)	$(2,280)
Net loss attributable to FelCor LP	$(31,784)	$(42,448)	$(22,998)	$(33,313)
Net loss attributable to FelCor LP common unitholders	$(41,462)	$(52,126)	$(32,676)	$(42,992)
Comprehensive loss attributable to FelCor LP	$(30,492)	$(42,262)	$(26,533)	$(31,982)
Basic and diluted per common unit data:
Net loss from continuing operations	$(0.47)	$(0.45)	$(0.25)	$(0.33)
Discontinued operations	$0.04	$0.02	$(0.01)	$(0.02)
Net loss	$(0.43)	$(0.42)	$(0.26)	$(0.35)
Basic weighted average common units outstanding	95,635	123,425	123,700	124,542
Diluted weighted average common units outstanding	95,635	123,425	123,700	124,542

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information

Certain of FelCor LP’s 100% owned subsidiaries (FelCor/CSS Holdings, L.P.; FelCor Lodging Holding Company, L.L.C.; FelCor TRS Borrower 1, L.P.; FelCor TRS Borrower 4, L.L.C.; FelCor TRS Holdings, L.L.C.; FelCor Canada Co.; FelCor/St. Paul Holdings, L.P.; FelCor Hotel Asset Company, L.L.C.; FelCor Copley Plaza, L.L.C.; FelCor St. Pete (SPE), L.L.C.; FelCor Baton Rouge Owner, L.L.C.; FelCor Dallas Love Field Owner, L.L.C.; FelCor Esmeralda (SPE), L.L.C.; FelCor Milpitas Owner, L.L.C.; Los Angeles International Airport Hotel Associates, a Texas L.P.; Madison 237 Hotel, L.L.C.; Myrtle Beach Owner, L.L.C.; and Royalton 44 Hotel, L.L.C., collectively, “Subsidiary Guarantors”), together with FelCor, guarantee, fully and unconditionally, except where subject to customary release provisions as described below, and jointly and severally, our senior debt.

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

The following tables present consolidating information for the Subsidiary Guarantors.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATING BALANCE SHEET
December 31, 2012
(in thousands

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$66,945	$904,487	$823,132	$—	$1,794,564
Hotel development	—	—	146,079	—	146,079
Equity investment in consolidated entities	1,551,377	—	—	(1,551,377)	—
Investment in unconsolidated entities	42,508	11,173	1,401	—	55,082
Cash and cash equivalents	8,312	30,425	7,008	—	45,745
Restricted cash	—	9,186	68,741	—	77,927
Accounts receivable, net	96	24,432	855	—	25,383
Deferred expenses, net	22,657	—	11,605	—	34,262
Other assets	8,122	9,987	5,282	—	23,391

Total assets	$1,700,017	$989,690	$1,064,103	$(1,551,377)	$2,202,433

Debt	$1,273,587	$—	$356,938	$—	$1,630,525
Distributions payable	8,545	—	—	—	8,545
Accrued expenses and other liabilities	20,316	95,803	22,323	—	138,442

Total liabilities	1,302,448	95,803	379,261	—	1,777,512

Redeemable units, at redemption value	2,902	—	—	—	2,902

Preferred units	478,774	—	—	—	478,774
Common units	(84,107)	868,011	657,215	(1,551,377)	(110,258)
Accumulated other comprehensive income	—	26,151	—	—	26,151
Total FelCor LP partners’ capital	394,667	894,162	657,215	(1,551,377)	394,667
Noncontrolling interests	—	(275)	27,627	—	27,352
Total partners’ capital	394,667	893,887	684,842	(1,551,377)	422,019
Total liabilities and partners’ capital	$1,700,017	$989,690	$1,064,103	$(1,551,377)	$2,202,433

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATING BALANCE SHEET
December 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$67,828	$805,280	$1,080,687	$—	$1,953,795
Hotel development	—	—	120,163	—	120,163
Equity investment in consolidated entities	1,478,347	—	—	(1,478,347)	—
Investment in unconsolidated entities	56,492	12,063	1,447	—	70,002
Cash and cash equivalents	23,503	67,001	3,254	—	93,758
Restricted cash	—	11,514	72,726	—	84,240
Accounts receivable, net	540	26,357	238	—	27,135
Deferred expenses, net	24,101	—	5,671	—	29,772
Other assets	8,507	10,817	5,039	—	24,363

Total assets	$1,659,318	$933,032	$1,289,225	$(1,478,347)	$2,403,228

Debt	$984,931	$—	$611,535	$—	$1,596,466
Distributions payable	76,293	—	—	—	76,293
Accrued expenses and other liabilities	33,530	98,127	8,891	—	140,548

Total liabilities	1,094,754	98,127	620,426	—	1,813,307

Redeemable units, at redemption value	3,026	—	—	—	3,026

Preferred units	478,774	—	—	—	478,774
Common units	82,764	810,554	641,945	(1,478,347)	56,916
Accumulated other comprehensive income	—	25,848	—	—	25,848
Total FelCor LP partners’ capital	561,538	836,402	641,945	(1,478,347)	561,538
Noncontrolling interests	—	(1,497)	26,854	—	25,357
Total partners’ capital	561,538	834,905	668,799	(1,478,347)	586,895
Total liabilities and partners’ capital	$1,659,318	$933,032	$1,289,225	$(1,478,347)	$2,403,228

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$906,340	$—	$—	$906,340
Percentage lease revenue	5,160	—	121,501	(126,661)	—
Other revenue	21	2,752	412	—	3,185
Total revenue	5,181	909,092	121,913	(126,661)	909,525

Expenses:
Hotel operating expenses	—	620,620	—	—	620,620
Taxes, insurance and lease expense	1,424	200,122	19,409	(126,661)	94,294
Corporate expenses	533	14,746	10,849	—	26,128
Depreciation and amortization	4,778	50,069	69,032	—	123,879
Conversion expenses	487	14,210	16,500		31,197
Other expenses	685	3,512	658	—	4,855
Total operating expenses	7,907	903,279	116,448	(126,661)	900,973
Operating income	(2,726)	5,813	5,465	—	8,552
Interest expense, net	(86,617)	(1,227)	(37,502)	—	(125,346)
Debt extinguishment	(55,056)	—	(19,271)	—	(74,327)
Loss before equity in income from unconsolidated entities	(144,399)	4,586	(51,308)	—	(191,121)
Equity in income from consolidated entities	13,038	—	—	(13,038)	—
Equity in income from unconsolidated entities	2,589	236	(46)	—	2,779
Loss from continuing operations	(128,772)	4,822	(51,354)	(13,038)	(188,342)
Income from discontinued operations	(77)	6,195	52,810	—	58,928
Net loss	(128,849)	11,017	1,456	(13,038)	(129,414)
Loss attributable to noncontrolling interests	—	779	(214)	—	565
Net loss attributable to FelCor LP	(128,849)	11,796	1,242	(13,038)	(128,849)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss attributable to FelCor LP common unitholders	$(167,562)	$11,796	$1,242	$(13,038)	$(167,562)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$852,202	$—	$—	$852,202
Percentage lease revenue	4,787	—	110,711	(115,498)	—
Other revenue	10	2,593	346	—	2,949
Total revenue	4,797	854,795	111,057	(115,498)	855,151

Expenses:
Hotel operating expenses	—	588,213	—	—	588,213
Taxes, insurance and lease expense	1,593	180,175	18,684	(115,498)	84,954
Corporate expenses	291	15,394	13,395	—	29,080
Depreciation and amortization	4,590	45,478	68,164	—	118,232
Impairment loss	—	4,315	—	—	4,315
Other expenses	122	3,674	221	—	4,017
Total operating expenses	6,596	837,249	100,464	(115,498)	828,811
Operating income	(1,799)	17,546	10,593	—	26,340
Interest expense, net	(90,543)	(2,433)	(37,447)	—	(130,423)
Debt extinguishment	(27,354)	—	(309)	—	(27,663)
Gain on involuntary conversion, net	(21)	316	(3)	—	292
Loss before equity in loss from unconsolidated entities	(119,717)	15,429	(27,166)	—	(131,454)
Equity in loss from consolidated entities	(10,099)	—	—	10,099	—
Equity in loss from unconsolidated entities	(1,590)	(432)	(46)	—	(2,068)
Loss from continuing operations	(131,406)	14,997	(27,212)	10,099	(133,522)
Income from discontinued operations	863	(13,087)	14,851	—	2,627
Net loss	(130,543)	1,910	(12,361)	10,099	(130,895)
Loss attributable to noncontrolling interests	—	367	(15)	—	352
Net loss attributable to FelCor LP	(130,543)	2,277	(12,376)	10,099	(130,543)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss attributable to FelCor LP common unitholders	$(169,256)	$2,277	$(12,376)	$10,099	$(169,256)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$773,704	$—	$—	$773,704
Percentage lease revenue	8,454	—	140,748	(149,202)	—
Other revenue	4	2,846	324	—	3,174
Total revenue	8,458	776,550	141,072	(149,202)	776,878
Expenses:
Hotel operating expenses	—	532,718	—	—	532,718
Taxes, insurance and lease expense	1,313	211,443	18,870	(149,202)	82,424
Corporate expenses	797	16,299	13,651	—	30,747
Depreciation and amortization	5,769	41,490	69,180	—	116,439
Impairment loss	—	22,994	29,593	—	52,587
Other expenses	17	3,678	(415)	—	3,280
Total operating expenses	7,896	828,622	130,879	(149,202)	818,195
Operating loss	562	(52,072)	10,193	—	(41,317)
Interest expense, net	(81,430)	(4,633)	(45,891)	—	(131,954)
Debt extinguishment	(1,658)	46,574	(316)	—	44,600
Loss before equity in income from unconsolidated entities	(82,526)	(10,131)	(36,014)	—	(128,671)
Equity in loss from consolidated entities	(152,326)	—	—	152,326	—
Equity in income from unconsolidated entities	17,218	(618)	316	—	16,916
Loss from continuing operations	(217,634)	(10,749)	(35,698)	152,326	(111,755)
Loss from discontinued operations	(6,288)	(15,910)	(91,884)	—	(114,082)
Net loss	(223,922)	(26,659)	(127,582)	152,326	(225,837)
Loss attributable to noncontrolling interests	—	1,134	781	—	1,915
Net loss attributable to FelCor LP	(223,922)	(25,525)	(126,801)	152,326	(223,922)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss attributable to FelCor LP common unitholders	$(262,635)	$(25,525)	$(126,801)	$152,326	$(262,635)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(128,849)	$11,017	$1,456	$(13,038)	$(129,414)
Foreign currency translation adjustment	—	303	—	—	303
Comprehensive loss	(128,849)	11,320	1,456	(13,038)	(129,111)
Comprehensive loss attributable to noncontrolling interests	—	779	(214)	—	565
Comprehensive loss attributable to FelCor LP	$(128,849)	$12,099	$1,242	$(13,038)	$(128,546)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(130,543)	$1,910	$(12,361)	$10,099	$(130,895)
Foreign currency translation adjustment	—	(726)	—	—	(726)
Comprehensive loss	(130,543)	1,184	(12,361)	10,099	(131,621)
Comprehensive loss attributable to noncontrolling interests	—	367	(15)	—	352
Comprehensive loss attributable to FelCor LP	$(130,543)	$1,551	$(12,376)	$10,099	$(131,269)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(223,922)	$(26,659)	$(127,582)	$152,326	$(225,837)
Foreign currency translation adjustment	—	2,937	—	—	2,937
Comprehensive loss	(223,922)	(23,722)	(127,582)	152,326	(222,900)
Comprehensive loss attributable to noncontrolling interests	—	1,134	781	—	1,915
Comprehensive loss attributable to FelCor LP	$(223,922)	$(22,588)	$(126,801)	$152,326	$(220,985)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    FelCor LP's Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(82,558)	$51,666	$78,201	$—	$47,309
Investing activities:
Improvements and additions to hotels	(7,459)	(72,307)	(41,709)	—	(121,475)
Hotel development	—	—	(24,849)	—	(24,849)
Net proceeds from asset dispositions	(14)	22,714	174,913	—	197,613
Distributions from unconsolidated entities	13,539	—	—	—	13,539
Intercompany financing	(49,977)	—	—	49,977	—
Other	—	2,019	4,294	—	6,313
Cash flows from investing activities	(43,911)	(47,574)	112,649	49,977	71,141
Financing activities:
Proceeds from borrowings	525,000	—	473,611	—	998,611
Repayment of borrowings	(299,542)	—	(743,823)	—	(1,043,365)
Payment of deferred financing fees	(7,719)	—	(10,151)	—	(17,870)
Distributions paid to preferred unitholders	(106,461)	—	—	—	(106,461)
Intercompany financing	—	(40,730)	90,707	(49,977)	—
Other	—	—	2,560	—	2,560
Cash flows from financing activities	111,278	(40,730)	(187,096)	(49,977)	(166,525)
Effect of exchange rate changes on cash	—	62	—	—	62
Change in cash and cash equivalents	(15,191)	(36,576)	3,754	—	(48,013)
Cash and cash equivalents at beginning of period	23,503	67,001	3,254	—	93,758
Cash and cash equivalents at end of period	$8,312	$30,425	$7,008	$—	$45,745

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    FelCor LP's Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(84,542)	$57,413	$72,994	$—	$45,865
Investing activities:
Acquisition of hotels	—	(137,985)	—	—	(137,985)
Improvements and additions to hotels	(4,711)	(39,311)	(45,020)	—	(89,042)
Hotel development	—	—	(119,611)	—	(119,611)
Net proceeds from asset dispositions	14,132	36,263	82,379	—	132,774
Intercompany financing	(457,735)	—	—	457,735	—
Other	1,588	(2,338)	2,194	—	1,444
Cash flows from investing activities	(446,726)	(143,371)	(80,058)	457,735	(212,420)
Financing activities:
Proceeds from borrowings	525,000	—	562,285	—	1,087,285
Repayment of borrowings	(233,761)	—	(902,061)	—	(1,135,822)
Payment of deferred financing fees	(14,081)	—	(6,152)	—	(20,233)
Distributions paid to preferred unitholders	(38,713)	—	—	—	(38,713)
Net proceeds from common unit issuance	158,476	—	—	—	158,476
Contributions from noncontrolling interests	—	—	6,967	—	6,967
Intercompany financing	—	109,378	348,357	(457,735)	—
Other	2,500	—	(1,053)	—	1,447
Cash flows from financing activities	399,421	109,378	8,343	(457,735)	59,407
Effect of exchange rate changes on cash	—	(66)	—	—	(66)
Change in cash and cash equivalents	(131,847)	23,354	1,279	—	(107,214)
Cash and cash equivalents at beginning of period	155,350	43,647	1,975	—	200,972
Cash and cash equivalents at end of period	$23,503	$67,001	$3,254	$—	$93,758

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(64,668)	$20,644	$102,836	$—	$58,812
Investing activities:
Acquisition of hotels	—	(97,513)	—	—	(97,513)
Improvements and additions to hotels	(546)	(15,017)	(23,373)	—	(38,936)
Change in restricted cash - investing	—	(2,286)	(1,857)	—	(4,143)
Distributions from unconsolidated entities	46,084	—	—	—	46,084
Contributions to unconsolidated entities	(25,172)	—	—	—	(25,172)
Intercompany financing	(175,212)	—	—	175,212	—
Other	—	492	(274)	—	218
Cash flows from investing activities	(154,846)	(114,324)	(25,504)	175,212	(119,462)
Financing activities:
Proceeds from borrowings	29,000	—	212,171	—	241,171
Repayment of borrowings	(41,936)	(132,478)	(226,554)	—	(400,968)
Payment of deferred financing fees	(2,053)	(10)	(5,785)	—	(7,848)
Net proceeds from common unit issuance	166,327	—	—	—	166,327
Intercompany financing	—	231,583	(56,371)	(175,212)	—
Other	(1,000)	1,016	(989)	—	(973)
Cash flows from financing activities	150,338	100,111	(77,528)	(175,212)	(2,291)
Effect of exchange rate changes on cash	—	382	—	—	382
Change in cash and cash equivalents	(69,176)	6,813	(196)	—	(62,559)
Cash and cash equivalents at beginning of period	224,526	36,834	2,171	—	263,531
Cash and cash equivalents at end of period	$155,350	$43,647	$1,975	$—	$200,972

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
as of December 31, 2012
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Birmingham, AL (a)	$24,268	$2,843	$29,286	$—	$4,449	$2,843	$33,735	$36,578	$13,587	1987	1/3/1996	15 - 40 Yrs
Phoenix - Biltmore, AZ (a)	17,824	4,694	38,998	—	4,136	4,694	43,134	47,828	17,638	1985	1/3/1996	15 - 40 Yrs
Dana Point – Doheny Beach, CA (c)	5,958	1,787	15,545	—	4,611	1,787	20,156	21,943	7,469	1992	2/21/1997	15 - 40 Yrs
Indian Wells – Esmeralda Resort & Spa, CA (d)	(l)	30,948	73,507	—	5,003	30,948	78,510	109,458	9,594	1989	12/16/2007	15 - 40 Yrs
Los Angeles – International Airport – South, CA (a)	(l)	2,660	17,997	—	3,174	2,660	21,171	23,831	8,914	1985	3/27/1996	15 - 40 Yrs
Milpitas – Silicon Valley, CA (a)	(m)	4,021	23,677	—	4,132	4,021	27,809	31,830	11,311	1987	1/3/1996	15 - 40 Yrs
Napa Valley, CA (a)	28,404	2,218	14,205	—	5,788	2,218	19,993	22,211	7,040	1985	5/8/1996	15 - 40 Yrs
Oxnard - Mandalay Beach – Hotel & Resort, CA (a)	9,649	2,930	22,125	—	10,515	2,930	32,640	35,570	11,895	1986	5/8/1996	15 - 40 Yrs
San Diego – On the Bay, CA (e)	(k)	—	68,229	—	11,532	—	79,761	79,761	35,269	1965	7/28/1998	15 - 40 Yrs
San Francisco – Airport/Waterfront, CA (a)	(k)	—	39,929	—	3,749	—	43,678	43,678	17,792	1986	11/6/1995	15 - 40 Yrs
San Francisco – Airport/South San Francisco, CA (a)	(m)	3,418	31,737	—	4,385	3,418	36,122	39,540	14,768	1988	1/3/1996	15 - 40 Yrs
San Francisco - Fisherman’s Wharf, CA (e)	(k)	—	61,883	—	17,071	—	78,954	78,954	38,399	1970	7/28/1998	15 - 40 Yrs
San Francisco –Union Square, CA (f)	(k)	8,466	73,684	(434)	52,859	8,032	126,543	134,575	36,944	1970	7/28/1998	15 - 40 Yrs
Santa Barbara – Goleta, CA (e)	—	1,683	14,647	4	1,579	1,687	16,226	17,913	5,819	1969	7/28/1998	15 - 40 Yrs
Santa Monica Beach – at the Pier, CA (e)	9,442	10,200	16,580	—	899	10,200	17,479	27,679	3,734	1967	3/11/2004	15 - 40 Yrs
Toronto - Airport, Canada (e)	(k)	—	21,041	—	17,676	—	38,717	38,717	14,439	1970	7/28/1998	15 - 40 Yrs
Wilmington, DE (c)	—	1,379	12,487	—	11,297	1,379	23,784	25,163	8,853	1972	3/20/1998	15 - 40 Yrs
Deerfield Beach – Resort & Spa, FL (a)	32,176	4,523	29,443	68	6,489	4,591	35,932	40,523	14,370	1987	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – 17th Street, FL (a)	36,377	5,329	47,850	(163)	6,757	5,166	54,607	59,773	22,228	1986	1/3/1996	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2012
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Jacksonville – Baymeadows, FL (a)	$—	$1,130	$9,608	$—	$8,505	$1,130	$18,113	$19,243	$7,501	1986	7/28/1994	15 - 40 Yrs
Miami – International Airport, FL (a)	8,030	4,135	24,950	—	6,324	4,135	31,274	35,409	12,443	1983	1/3/1996	15 - 40 Yrs
Orlando – International Airport, FL (e)	8,205	2,549	22,188	6	3,631	2,555	25,819	28,374	8,967	1984	7/28/1998	15 - 40 Yrs
Orlando – International Drive South/Convention, FL (a)	(m)	1,632	13,870	—	3,239	1,632	17,109	18,741	7,778	1985	7/28/1994	15 - 40 Yrs
Orlando – Walt Disney World Resort, FL (c)	(k)	—	28,092	—	2,162	—	30,254	30,254	15,157	1987	7/28/1997	15 - 40 Yrs
St. Petersburg – Vinoy Resort & Golf Club, FL (d)	(l)	—	100,823	—	5,552	—	106,375	106,375	14,568	1925	12/16/2007	15 - 40 Yrs
Atlanta – Airport, GA (a)	11,306	2,568	22,342	—	3,807	2,568	26,149	28,717	8,885	1989	5/4/1998	15 - 40 Yrs
Atlanta – Buckhead, GA (a)	(m)	7,303	38,996	(300)	2,922	7,003	41,918	48,921	16,755	1988	10/17/1996	15 - 40 Yrs
Atlanta – Galleria, GA (b)	—	5,052	28,507	—	2,518	5,052	31,025	36,077	11,269	1990	6/30/1997	15 - 40 Yrs
Atlanta – Gateway-Atlanta Airport, GA (b)	(k)	5,113	22,857	—	1,907	5,113	24,764	29,877	9,403	1986	6/30/1997	15 - 40 Yrs
Indianapolis – North, IN (a)	10,405	5,125	13,821	—	6,708	5,125	20,529	25,654	11,164	1986	8/1/1996	15 - 40 Yrs
Baton Rouge, LA (a)	(m)	2,350	19,092	1	3,109	2,351	22,201	24,552	8,904	1985	1/3/1996	15 - 40 Yrs
New Orleans – French Quarter, LA (e)	(k)	—	50,732	—	9,393	—	60,125	60,125	21,375	1969	7/28/1998	15 - 40 Yrs
Boston – at Beacon Hill, MA (e)	(k)	—	45,192	—	9,482	—	54,674	54,674	26,964	1968	7/28/1998	15 - 40 Yrs
Boston – Copley Plaza, MA (i)	(l)	27,600	62,500	—	13,318	27,600	75,818	103,418	4,025	1912	8/18/2010	15 - 40 Yrs
Boston – Marlborough, MA (a)	(m)	948	8,143	761	15,318	1,709	23,461	25,170	9,024	1988	6/30/1995	15 - 40 Yrs
Baltimore – at BWI Airport, MD (a)	20,043	2,568	22,433	(2)	4,093	2,566	26,526	29,092	10,278	1987	3/20/1997	15 - 40 Yrs
Bloomington, MN (a)	—	2,038	17,731	—	3,249	2,038	20,980	23,018	8,094	1980	2/1/1997	15 - 40 Yrs
Minneapolis – Airport, MN (a)	39,018	5,417	36,508	24	2,364	5,441	38,872	44,313	16,281	1986	11/6/1995	15 - 40 Yrs
Charlotte – SouthPark, NC (c)	3,539	1,458	12,681	—	3,478	1,458	16,159	17,617	4,643	N/A	7/12/2002	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2012
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
New York - Morgans (j)	(l)	$16,200	$29,872	$—	$529	$16,200	$30,401	$46,601	$1,198	1984	5/23/2011	15 - 40 Yrs
New York - Royalton (j)	(l)	32,500	48,423	—	1,390	32,500	49,813	82,313	1,962	1988	5/23/2011	15 - 40 Yrs
Philadelphia – Historic District, PA (e)	7,437	3,164	27,535	7	10,421	3,171	37,956	41,127	14,887	1972	7/28/1998	15 - 40 Yrs
Philadelphia – Society Hill, PA (b)	(m)	4,542	45,121	—	9,456	4,542	54,577	59,119	19,777	1986	10/1/1997	15 - 40 Yrs
Pittsburgh – at University Center (Oakland), PA (e)	6,502	—	25,031	—	3,456	—	28,487	28,487	10,645	1988	11/1/1998	15 - 40 Yrs
Charleston – Mills House, SC (e)	—	3,251	28,295	7	5,514	3,258	33,809	37,067	11,514	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach – Oceanfront Resort, SC (a)	(k)	2,940	24,988	—	13,307	2,940	38,295	41,235	11,945	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (g)	(m)	9,000	19,844	6	30,322	9,006	50,166	59,172	12,766	1974	7/23/2002	15 - 40 Yrs
Nashville – Opryland – Airport (Briley Parkway), TN (e)	(k)	—	27,734	—	3,438	—	31,172	31,172	15,655	1981	7/28/1998	15 - 40 Yrs
Austin, TX (c)	8,053	2,508	21,908	—	3,796	2,508	25,704	28,212	9,988	1987	3/20/1997	15 - 40 Yrs
Dallas – Love Field, TX (a)	(m)	1,934	16,674	—	4,242	1,934	20,916	22,850	8,606	1986	3/29/1995	15 - 40 Yrs
Dallas – Park Central, TX (h)	—	4,513	43,125	762	8,364	5,275	51,489	56,764	19,341	1983	6/30/1997	15 - 40 Yrs
Houston - Medical Center, TX (e)	5,443	—	22,027	—	6,432	—	28,459	28,459	9,614	1984	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (b)	(m)	3,136	27,283	(2)	3,328	3,134	30,611	33,745	11,361	1967	12/4/1997	15 - 40 Yrs
Total hotels	$292,079	$247,773	$1,661,776	$745	$391,175	$248,518	$2,052,951	$2,301,469	$692,800
Other properties (less than 5% of total)	$—	$550	$3,686	$—	$191	$550	$3,877	$4,427	$314
Total	$292,079	$248,323	$1,665,462	$745	$391,366	$249,068	$2,056,828	$2,305,896	$693,114

FELCOR LODGING TRUST INCORPORATED AND
FELCOR LODGING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2012
(in thousands)

(a)    Embassy Suites Hotel
(b)    Sheraton
(c)    Doubletree Guest Suites
(d)    Renaissance Resort
(e)    Holiday Inn
(f)    Marriott
(g)    Hilton
(h)    Westin
(i)    Fairmont
(j)    Morgans Hotel Group

(k)	This hotel is mortgaged or otherwise encumbered to secure repayment of our 10% senior notes due in 2014.
(l)    This hotel is mortgaged to secure repayment of our 6.75% senior notes due in 2019.
(m)    This hotel is mortgaged to secure repayment of our 5.625% senior notes due in 2023.

	Year Ended December 31,
	2012	2011	2010
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$2,528,930	$2,609,050	$2,541,962
Additions during period:
Acquisitions	—	131,231	90,100
Improvements	44,887	34,981	22,863
Deductions during period:
Disposition of properties	(267,921)	(246,332)	—
Foreclosures	—	—	(45,875)
Balance at end of period before impairment charges	2,305,896	2,528,930	2,609,050
Cumulative impairment charges on real estate assets owned at end of period	(95,121)	(151,408)	(179,477)
Balance at end of period	$2,210,775	$2,377,522	$2,429,573
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$723,982	$729,420	$672,160
Additions during period:
Depreciation for the period	64,953	68,826	71,821
Deductions during period:
Disposition of properties	(95,821)	(74,264)	(14,561)
Balance at end of period	$693,114	$723,982	$729,420

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures (FelCor)

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of FelCor’s management, including its chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of FelCor’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and principal financial officer concluded, as of the Evaluation Date, that FelCor’s disclosure controls and procedures were effective, such that the information relating to FelCor required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to its management, including its chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have not been any changes in FelCor’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

FelCor’s management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

FelCor’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, FelCor has concluded that, as of December 31, 2012, its internal control over financial reporting is effective, based on those criteria.

The effectiveness of FelCor’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in Item 8 of this report.

Controls and Procedures (FelCor LP)

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of FelCor’s management, including its chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of FelCor LP’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, FelCor’s chief executive officer and principal financial officer concluded, as of the Evaluation Date, that FelCor LP’s disclosure controls and procedures were effective, such that the information relating to FelCor LP required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to FelCor’s management, including FelCor’s chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have not been any changes in FelCor LP’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

FelCor’s management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

FelCor’s management assessed the effectiveness of FelCor LP’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, FelCor LP has concluded that, as of December 31, 2012, its internal control over financial reporting is effective, based on those criteria.

The effectiveness of FelCor LP’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in Item 8 of this report.

PART III

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, or in Item 5 of this report, and is incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of FelCor (filed as Exhibit 3.1 to FelCor’s Form 8-K, dated October 30, 2012, and incorporated herein by reference).

4.1	Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

4.2	Form of Share Certificate for $1.95 Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.4 to FelCor’s Form 8-K, dated May 1, 1996, and incorporated herein by reference).

4.3	Form of Share Certificate for 8% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 4.10.1 to FelCor’s Form 8-K, dated April 6, 2005, and incorporated herein by reference).

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

4.6.2
Second Supplemental Indenture dated as of October 13, 2009, by and among FelCor, FelCor Lodging Limited Partnership (“FelCor LP”), certain subsidiary guarantors named therein, FelCor Holdings Trust, FelCor Escrow Holdings, L.L.C. and U.S. Bank National Association (filed as Exhibit 4.2 to FelCor’s Form 8-K, dated October 13, 2009, and incorporated herein by reference).

4.6.3
Third Supplemental Indenture dated as of March 23, 2010, by and among FelCor, FelCor LP, certain subsidiary guarantors named therein, FelCor Holdings Trust and U.S. Bank National Association (filed as Exhibit 4.1 to FelCor’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

4.6.4
Fourth Supplemental Indenture, dated as of March 3, 2011, by and among FelCor, FelCor LP, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee (filed as Exhibit 4.4 to FelCor’s Form 8-K, dated May 23, 2011, and incorporated herein by reference).

4.6.5
Fifth Supplemental Indenture, dated as of May 23, 2011, by and among FelCor, FelCor LP, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee (filed as Exhibit 4.5 to FelCor’s Form 8-K, dated May 23, 2011, and incorporated herein by reference).

4.6.6
Sixth Supplemental Indenture, dated as of January 7, 2013, by and among FelCor, FelCor LP, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to FelCor’s Form 8-K, dated January 7, 2013, and incorporated herein by reference).

4.7
Indenture, dated as of May 10, 2011, by and between FelCor Escrow Holdings, L.L.C. and Wilmington Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent, registrar and paying agent (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated May 23, 2011, and incorporated herein by reference).

4.7.1
First Supplemental Indenture, dated as of May 23, 2011, by and among FelCor Escrow Holdings, L.L.C., FelCor LP, FelCor, certain of their subsidiaries, as guarantors, and Wilmington Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent, registrar and paying agent (filed as Exhibit 4.2 to FelCor’s Form 8-K, dated May 23, 2011, and incorporated herein by reference).

4.7.2
Second Supplemental Indenture, dated as of January 7, 2013, by and among FelCor LP, FelCor, certain of their subsidiaries, as guarantors, and Wilmington Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent, registrar and paying agent (filed as Exhibit 4.2 to FelCor’s Form 8-K, dated January 7, 2013, and incorporated herein by reference).

4.8
Registration Rights Agreement, dated May 10, 2011, among FelCor LP, FelCor, the subsidiary guarantors named therein, and J.P. Morgan Securities LLC (filed as Exhibit 4.3 to FelCor’s Form 8-K, dated May 23, 2011, and incorporated herein by reference).

4.9
Indenture, dated as of December 17, 2012, between FelCor LP, FelCor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, collateral agent, registrar and paying agent (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

4.9.1
First Supplemental Indenture, dated as of January 7, 2013, by and among FelCor, FelCor LP, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated January 7, 2013, and incorporated herein by reference).

4.10
Registration Rights Agreement, dated December 17, 2012, among FelCor LP, FelCor, the subsidiary guarantors named therein, and J.P. Morgan Securities LLC (filed as Exhibit 4.2 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

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

10.1.4
Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of July 1, 2003 (filed as Exhibit 10.1.4 to FelCor’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.1.5
Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 2, 2004 (filed as Exhibit 10.1.5 to FelCor’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.1.6
Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 23, 2004 (filed as Exhibit 10.1.6 to FelCor’s Form 8-K, dated August 26, 2004, and incorporated herein by reference).

10.1.7
Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 7, 2005, which contains Addendum No. 4 to the Second Amended and Restated Agreement of Limited Partnership of FelCor L P (filed as Exhibit 10.1.8 to FelCor’s Form 8-K, dated April 6, 2005, and incorporated herein by reference).

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

10.3
Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Doubletree and Doubletree Guest Suites branded hotels (filed as Exhibit 10.6 to the 2001 Form 10-K and incorporated herein by reference).

10.4
Executive Employment Agreement, dated effective as of February 1, 2006, between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.36 to FelCor’s Form 8-K, dated February 7, 2006, and incorporated herein by reference).

10.4.1	Letter Agreement dated March 1, 2008 between Thomas J. Corcoran, Jr. and FelCor (filed as Exhibit 10.1 to FelCor’s Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

10.5
Executive Employment Agreement dated October 19, 2007, between FelCor and Richard A. Smith (filed as Exhibit 10.1 to FelCor’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.5.1
Letter dated October 16, 2012 amending the 2007 Employment Agreement between FelCor and Richard A. Smith (filed as Exhibit 10.3 to FelCor’s Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.6
Form of 2007 Change in Control and Severance Agreement between FelCor and each of Rick Smith, Andy Welch, Mike DeNicola, Troy Pentecost, Jon Yellen and Tom Corcoran (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated October 23, 2007, and incorporated herein by reference).

10.7	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.8	2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to the 2002 Form 10-K and incorporated herein by reference).

10.9	Form of Nonstatutory Stock Option Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.16 to the 2004 Form 10-K and incorporated herein by reference).

10.10	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference).

10.11
FelCor’s 2005 Restricted Stock and Stock Option Plan (as amended through October 29, 2012)(filed as Exhibit 10.1 to FelCor’s Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.12
Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor applicable to grants in 2005 and thereafter (filed as Exhibit 10.33 to FelCor’s Form 8-K, dated April 26, 2005, and incorporated herein by reference).

10.13
Form of Employee Stock Grant and Supplemental Long-Term Cash Payment Agreement dated as of February 19, 2009 (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated February 20, 2009, and incorporated herein by reference).

10.13.1
Amendment to Employee Stock Grant and Supplemental Long-Term Cash Payment Agreement dated as of February 19, 2009 (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated December 28, 2009, and incorporated herein by reference).

10.14	Form of Restricted Payment Contract (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated December 28, 2009, and incorporated herein by reference).

10.15	Form of Employee Stock Grant Contract (filed as Exhibit 10.3 to FelCor’s Form 8-K, dated December 28, 2009, and incorporated herein by reference.

10.16	Form of Performance Equity Grant Agreement (filed as Exhibit 10.2 to FelCor’s Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.17
Form of Indemnification Agreement by and among FelCor, FelCor LP and individual officers and directors of FelCor (filed as Exhibit 10.1 to FelCor’s 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference; superseding the form of Indemnification Agreement that was filed as Exhibit 10.1 to FelCor’s Form 8-K, dated November 9, 2006, and incorporated herein by reference.)

10.18
Form of Guaranty Agreement by and among FelCor, FelCor LP and individual employees of FelCor (filed as Exhibit 10.2 to FelCor’s Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.19	Summary of Amended Annual Compensation Program for Directors of FelCor (filed as Exhibit 10.21 to FelCor's Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

10.20
Summary of FelCor’s Revised Performance-Based Annual Incentive Compensation Programs for Executive Officers (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated August 24, 2012, and incorporated herein by reference).

10.21
Form of Loan Agreement, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, between JPMorgan Chase Bank, as lender, and each of FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., and FelCor/JPM BWI Hotel, L.L.C. and FCH/DT BWI Hotel, L.L.C., as borrowers, and acknowledged and agreed by FelCor LP (filed as Exhibit 10.34 to FelCor’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.21.1
Form of Mortgage, Renewal Mortgage, Deed of Trust, Deed to Secure Debt, Indemnity Deed of Trust and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, from FelCor/JPM Phoenix Hotel, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., FelCor/JPM Austin Holdings, L.P., DJONT/JPM Austin Leasing, L.P., FelCor/JPM Orlando Hotel, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., FCH/DT BWI Holdings, L.P., FCH/DT BWI Hotel, L.L.C. and DJONT/JPM BWI Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary (filed as Exhibit 10.34.1 to FelCor’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.21.2
Form of five separate Promissory Notes, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., and FelCor/JPM BWI Hotel, L.L.C., each separately payable to the order of JPMorgan Chase Bank in the respective original principal amounts of $21,368,000 (Phoenix, Arizona), $13,500,000 (Atlanta, Georgia), $9,616,000 (Austin, Texas), $9,798,000 (Orlando, Florida), and $24,120,000 (Linthicum, Maryland) (filed as Exhibit 10.34.2 to FelCor’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.21.4
Form of Guaranty of Recourse of Borrower, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor LP in favor of JPMorgan Chase Bank (filed as Exhibit 10.34.3 to FelCor's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.22
Pledge Agreement dated October 13, 2009, by and among FelCor, FelCor LP, certain subsidiary pledgors named therein, FelCor Holdings Trust, and U.S. Bank National Association (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated October 13, 2009, and incorporated herein by reference).

10.22.1
Form of Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the benefit of U.S. Bank National Association, as trustee and collateral agent, relating to FelCor LP’s 10% Senior Secured Notes due 2014 (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.23
Amended and Restated Revolving Credit Agreement dated as of December 18, 2012, among FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C. and Miami AP Hotel, L.L.C. as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders that are parties thereto (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

10.23.1
Amended and Restated Guaranty Agreement to the Revolving Credit Agreement dated as of December 18, 2012, by FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership in favor of JPMorgan Chase Bank, N.A., as administrative agent, on behalf of the lenders (filed as Exhibit 10.3 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

10.23.2
Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing under the Revolving Credit Agreement for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (filed as Exhibit 10.4 to FelCor’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.24
Form of [Fee and] Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the benefit of Deutsch Bank Trust Company, as collateral agent, relating to FelCor LP’s 6.75% senior secured notes due 2019 (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated May 23, 2011, and incorporated herein by reference).

10.24.1
Pledge Agreement, dated as of May 23, 2011, among FelCor LP, FelCor, the subsidiaries named therein, and Deutsche Bank Trust Company Americas, as collateral agent (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated May 23, 2011, and incorporated herein by reference).

10.25
Pledge Agreement, dated as of December 17, 2012, by FelCor LP, in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

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

---------------------
*Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) FelCor’s Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) FelCor’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iv) FelCor’s Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010; (v) FelCor’s Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (vi) FelCor LP’s Consolidated Balance Sheets at December 31, 2012 and 2011; (vii) FelCor LP’s Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (viii) FelCor LP’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the years ended December 31, 2012, 2011 and 2010; (x) FelCor LP’s Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: February 28, 2013	By:	/s/ Jonathan H. Yellen
		Name:	Jonathan H. Yellen
		Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Date	Signature
February 28, 2013	/s/ Richard A. Smith
Richard A. Smith President and Director (Chief Executive Officer)
February 28, 2013	/s/ Andrew J. Welch
Andrew J. Welch Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 28, 2013	/s/ Jeffrey D. Symes
Jeffrey D. Symes Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 28, 2013	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 28, 2013	/s/ Melinda J. Bush
Melinda J. Bush, Director
February 28, 2013	/s/ Glenn A. Carlin
Glenn A. Carlin, Director
February 28, 2013	/s/Robert F. Cotter
Robert F. Cotter, Director
February 28, 2013	/s/Christopher J. Hartung
Christopher J. Hartung, Director
February 28, 2013	/s/ Thomas C. Hendrick
Thomas C. Hendrick, Director

Date	Signature
February 28, 2013	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
February 28, 2013	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 28, 2013	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
February 28, 2013	/s/ Mark D. Rozells
Mark D. Rozells, Director

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: February 28, 2013	By:	/s/ Jonathan H. Yellen
		Name:	Jonathan H. Yellen
		Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of FelCor Lodging Trust Incorporated, the general partner of the registrant, and in the capacities and on the dates indicated.

Date	Signature
February 28, 2013	/s/ Richard A. Smith
Richard A. Smith President and Director (Chief Executive Officer)
February 28, 2013	/s/ Andrew J. Welch
Andrew J. Welch Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 28, 2013	/s/ Jeffrey D. Symes
Jeffrey D. Symes Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 28, 2013	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 28, 2013	/s/ Melinda J. Bush
Melinda J. Bush, Director
February 28, 2013	/s/ Glenn A. Carlin
Glenn A. Carlin, Director

Date	Signature
February 28, 2013	/s/Robert F. Cotter
Robert F. Cotter, Director
February 28, 2013	/s/Christopher J. Hartung
Christopher J. Hartung, Director
February 28, 2013	/s/ Thomas C. Hendrick
Thomas C. Hendrick, Director
February 28, 2013	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
February 28, 2013	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 28, 2013	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
February 28, 2013	/s/ Mark D. Rozells
Mark D. Rozells, Director