Form 10-Q
period 2013-03-31
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2013-05-06
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) as if the registrant were subject to such filing requirements.

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

At April 29, 2013, FelCor Lodging Trust Incorporated had issued and outstanding 124,121,786 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended March 31, 2013, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2013	December 31, 2012
Assets
Investment in hotels, net of accumulated depreciation of $948,095 and $929,298 at March 31, 2013 and December 31, 2012, respectively	$1,787,016	$1,794,564
Hotel development	156,081	146,079
Investment in unconsolidated entities	52,867	55,082
Cash and cash equivalents	61,796	45,745
Restricted cash	77,102	77,927
Accounts receivable, net of allowance for doubtful accounts of $243 and $469 at March 31, 2013 and December 31, 2012, respectively	34,293	25,383
Deferred expenses, net of accumulated amortization of $15,438 and $13,820 at March 31, 2013 and December 31, 2012, respectively	34,035	34,262
Other assets	26,096	23,391
Total assets	$2,229,286	$2,202,433
Liabilities and Equity
Debt, net of discount of $8,985 and $10,318 at March 31, 2013 and December 31, 2012, respectively	$1,683,756	$1,630,525
Distributions payable	8,545	8,545
Accrued expenses and other liabilities	147,715	138,442
Total liabilities	1,840,016	1,777,512
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 621 units issued and outstanding at March 31, 2013 and December 31, 2012	3,697	2,902
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at March 31, 2013 and December 31, 2012	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at March 31, 2013 and December 31, 2012	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 124,122 and 124,117 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,241	1,241
Additional paid-in capital	2,353,275	2,353,581
Accumulated other comprehensive income	25,684	26,039
Accumulated deficit	(2,500,831)	(2,464,968)
Total FelCor stockholders’ equity	358,143	394,667
Noncontrolling interests in other partnerships	27,430	27,352
Total equity	385,573	422,019
Total liabilities and equity	$2,229,286	$2,202,433
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012
(unaudited, in thousands, except for per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Hotel operating revenue	$220,291	$207,690
Other revenue	399	275
Total revenues	220,690	207,965
Expenses:
Hotel departmental expenses	84,535	78,761
Other property-related costs	63,108	60,482
Management and franchise fees	9,654	9,778
Taxes, insurance and lease expense	22,667	21,710
Corporate expenses	7,832	8,212
Depreciation and amortization	31,570	30,068
Conversion expenses	628	—
Other expenses	821	963
Total operating expenses	220,815	209,974
Operating loss	(125)	(2,009)
Interest expense, net	(26,483)	(30,814)
Debt extinguishment	—	(7)
Loss before equity in income (loss) from unconsolidated entities	(26,608)	(32,830)
Equity in income (loss) from unconsolidated entities	89	(224)
Loss from continuing operations	(26,519)	(33,054)
Income (loss) from discontinued operations	(86)	4,193
Net loss	(26,605)	(28,861)
Net loss attributable to noncontrolling interests in other partnerships	240	202
Net loss attributable to redeemable noncontrolling interests in FelCor LP	180	196
Net loss attributable to FelCor	(26,185)	(28,463)
Preferred dividends	(9,678)	(9,678)
Net loss attributable to FelCor common stockholders	$(35,863)	$(38,141)
Basic and diluted per common share data:
Loss from continuing operations	$(0.29)	$(0.34)
Net loss	$(0.29)	$(0.31)
Basic and diluted weighted average common shares outstanding	123,814	123,665

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2013 and 2012
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(26,605)	$(28,861)
Foreign currency translation adjustment	(357)	308
Comprehensive loss	(26,962)	(28,553)
Comprehensive loss attributable to noncontrolling interests in other partnerships	240	202
Comprehensive loss attributable to redeemable noncontrolling interests in FelCor LP	182	194
Comprehensive loss attributable to FelCor	$(26,540)	$(28,157)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2013 and 2012
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income		Noncontrolling Interests in Other Partnerships
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit		Comprehensive Loss	Total Equity
Balance at December 31, 2011	12,948	$478,774	124,281	$1,243	$2,353,251	$25,738	$(2,297,468)	$25,357		$586,895
Amortization of stock awards	—	—	—	—	232	—	—	—		232
Forfeiture of stock awards	—	—	(63)	(1)	193	—	(199)	—		(7)
Conversion of operating partnership units into common shares	—	—	—	—	1	—	—	—		1
Allocation to redeemable noncontrolling interests	—	—	—	—	(230)	—	—	—		(230)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	291		291
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(455)		(455)
Other	—	—	—	—	—	—	(4)	—		(4)
Preferred dividends:
$0.4875 per Series A preferred share	—	—	—	—	—	—	(6,279)	—		(6,279)
$0.50 per Series C depositary preferred share	—	—	—	—	—	—	(3,399)	—		(3,399)
Comprehensive loss:
Foreign exchange translation	—	—	—	—	—	306	—	—	$306
Net loss	—	—	—	—	—	—	(28,463)	(202)	(28,665)
Comprehensive loss									$(28,359)	(28,359)
Balance at March 31, 2012	12,948	$478,774	124,218	$1,242	$2,353,447	$26,044	$(2,335,812)	$24,991		$548,686
Balance at December 31, 2012	12,948	$478,774	124,117	$1,241	$2,353,581	$26,039	$(2,464,968)	$27,352		$422,019
Issuance of stock awards	—	—	5	—	—	—	—	—		—
Amortization of stock awards	—	—	—	—	671	—	—	—		671
Allocation to redeemable noncontrolling interests	—	—	—	—	(977)	—	—	—		(977)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	602		602
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(284)		(284)
Preferred dividends:
$0.4875 per Series A preferred share	—	—	—	—	—	—	(6,279)	—		(6,279)
$0.50 per Series C depositary preferred share	—	—	—	—	—	—	(3,399)	—		(3,399)
Comprehensive loss:
Foreign exchange translation	—	—	—	—	—	(355)	—	—	$(355)
Net loss	—	—	—	—	—	—	(26,185)	(240)	(26,425)
Comprehensive loss									$(26,780)	(26,780)
Balance at March 31, 2013	12,948	$478,774	124,122	$1,241	$2,353,275	$25,684	$(2,500,831)	$27,430		$385,573

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(26,605)	$(28,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,570	32,992
Amortization of deferred financing fees and debt discount	2,694	4,487
Amortization of fixed stock and directors’ compensation	1,578	1,296
Equity in loss (income) from unconsolidated entities	(89)	224
Distributions of income from unconsolidated entities	619	475
Debt extinguishment, net	—	7
Changes in assets and liabilities:
Accounts receivable	(8,903)	(9,572)
Other assets	(3,162)	960
Accrued expenses and other liabilities	7,177	31,638
Net cash flow provided by operating activities	4,879	33,646
Cash flows from investing activities:
Improvements and additions to hotels	(23,342)	(41,385)
Hotel development	(8,260)	(4,560)
Payment of selling costs	(232)	(413)
Change in restricted cash – investing	825	885
Distributions from unconsolidated entities	1,685	403
Net cash used in investing activities	(29,324)	(45,070)
Cash flows from financing activities:
Proceeds from borrowings	84,245	36,000
Repayment of borrowings	(32,346)	(9,372)
Payment of deferred financing fees	(2,022)	(996)
Distributions paid to noncontrolling interests	(284)	(455)
Contributions from noncontrolling interests	602	291
Distributions paid to preferred stockholders	(9,678)	(9,678)
Net cash flow provided by financing activities	40,517	15,790
Effect of exchange rate changes on cash	(21)	51
Net change in cash and cash equivalents	16,051	4,417
Cash and cash equivalents at beginning of periods	45,745	93,758
Cash and cash equivalents at end of periods	$61,796	$98,175

Supplemental cash flow information – interest paid, net of capitalized interest	$7,013	$5,665

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2013	2012
Assets
Investment in hotels, net of accumulated depreciation of $948,095 and $929,298 at March 31, 2013 and December 31, 2012, respectively	$1,787,016	$1,794,564
Hotel development	156,081	146,079
Investment in unconsolidated entities	52,867	55,082
Cash and cash equivalents	61,796	45,745
Restricted cash	77,102	77,927
Accounts receivable, net of allowance for doubtful accounts of $243 and $469 at March 31, 2013 and December 31, 2012, respectively	34,293	25,383
Deferred expenses, net of accumulated amortization of $15,438 and $13,820 at March 31, 2013 and December 31, 2012, respectively	34,035	34,262
Other assets	26,096	23,391
Total assets	$2,229,286	$2,202,433
Liabilities and Partners’ Capital
Debt, net of discount of $8,985 and $10,318 at March 31, 2013 and December 31, 2012, respectively	$1,683,756	$1,630,525
Distributions payable	8,545	8,545
Accrued expenses and other liabilities	147,715	138,442
Total liabilities	1,840,016	1,777,512
Commitments and contingencies
Redeemable units, 621 units issued and outstanding at March 31, 2013 and December 31, 2012	3,697	2,902
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at March 31, 2013 and December 31, 2012	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at March 31, 2013 and December 31, 2012	169,412	169,412
Common units, 124,122 and 124,117 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively	(146,425)	(110,258)
Accumulated other comprehensive income	25,794	26,151
Total FelCor LP partners’ capital	358,143	394,667
Noncontrolling interests	27,430	27,352
Total partners’ capital	385,573	422,019
Total liabilities and partners’ capital	$2,229,286	$2,202,433

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012
(unaudited, in thousands, except for per unit data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Hotel operating revenue	$220,291	$207,690
Other revenue	399	275
Total revenues	220,690	207,965
Expenses:
Hotel departmental expenses	84,535	78,761
Other property-related costs	63,108	60,482
Management and franchise fees	9,654	9,778
Taxes, insurance and lease expense	22,667	21,710
Corporate expenses	7,832	8,212
Depreciation and amortization	31,570	30,068
Conversion expenses	628	—
Other expenses	821	963
Total operating expenses	220,815	209,974
Operating loss	(125)	(2,009)
Interest expense, net	(26,483)	(30,814)
Debt extinguishment	—	(7)
Loss before equity in income (loss) from unconsolidated entities	(26,608)	(32,830)
Equity in income (loss) from unconsolidated entities	89	(224)
Loss from continuing operations	(26,519)	(33,054)
Income (loss) from discontinued operations	(86)	4,193
Net loss	(26,605)	(28,861)
Net loss attributable to noncontrolling interests	240	202
Net loss attributable to FelCor LP	(26,365)	(28,659)
Preferred distributions	(9,678)	(9,678)
Net loss attributable to FelCor LP common unitholders	$(36,043)	$(38,337)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.29)	$(0.34)
Net loss	$(0.29)	$(0.31)
Basic and diluted weighted average common units outstanding	124,435	124,301

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2013 and 2012
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(26,605)	$(28,861)
Foreign currency translation adjustment	(357)	308
Comprehensive loss	(26,962)	(28,553)
Comprehensive loss attributable to noncontrolling interests	240	202
Comprehensive loss attributable to FelCor LP	$(26,722)	$(28,351)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2013 and 2012
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2011	$478,774	$56,916	$25,848	$25,357		$586,895
FelCor restricted stock compensation	—	225	—	—		225
Contributions	—	—	—	291		291
Distributions	—	(9,678)	—	(455)		(10,133)
Allocation to redeemable units	—	(35)	—	—		(35)
Other	—	(4)	—	—		(4)
Comprehensive loss:
Foreign exchange translation			308		$308
Net loss		(28,659)		(202)	(28,861)
Comprehensive loss					$(28,553)	(28,553)
Balance at March 31, 2012	$478,774	$18,765	$26,156	$24,991		$548,686

Balance at December 31, 2012	$478,774	$(110,258)	$26,151	$27,352		$422,019
FelCor restricted stock compensation	—	671	—	—		671
Contributions	—	—	—	602		602
Distributions	—	(9,678)	—	(284)		(9,962)
Allocation to redeemable units	—	(795)	—	—		(795)
Comprehensive loss:
Foreign exchange translation			(357)		$(357)
Net loss		(26,365)		(240)	(26,605)
Comprehensive loss					$(26,962)	(26,962)
Balance at March 31, 2013	$478,774	$(146,425)	$25,794	$27,430		$385,573

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(26,605)	$(28,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,570	32,992
Amortization of deferred financing fees and debt discount	2,694	4,487
Amortization of fixed stock and directors’ compensation	1,578	1,296
Equity in loss (income) from unconsolidated entities	(89)	224
Distributions of income from unconsolidated entities	619	475
Debt extinguishment, net	—	7
Changes in assets and liabilities:
Accounts receivable	(8,903)	(9,572)
Other assets	(3,162)	960
Accrued expenses and other liabilities	7,177	31,638
Net cash flow provided by operating activities	4,879	33,646
Cash flows from investing activities:
Improvements and additions to hotels	(23,342)	(41,385)
Hotel development	(8,260)	(4,560)
Payment of selling costs	(232)	(413)
Change in restricted cash – investing	825	885
Distributions from unconsolidated entities	1,685	403
Net cash used in investing activities	(29,324)	(45,070)
Cash flows from financing activities:
Proceeds from borrowings	84,245	36,000
Repayment of borrowings	(32,346)	(9,372)
Payment of deferred financing fees	(2,022)	(996)
Distributions paid to noncontrolling interests	(284)	(455)
Contributions from noncontrolling interests	602	291
Distributions paid to preferred unitholders	(9,678)	(9,678)
Net cash flow provided by financing activities	40,517	15,790
Effect of exchange rate changes on cash	(21)	51
Net change in cash and cash equivalents	16,051	4,417
Cash and cash equivalents at beginning of periods	45,745	93,758
Cash and cash equivalents at end of periods	$61,796	$98,175

Supplemental cash flow information – interest paid, net of capitalized interest	$7,013	$5,665

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT.  FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 66 hotels in continuing operations with 18,993 rooms at March 31, 2013. At March 31, 2013, we had an aggregate of 124,743,167 shares and units outstanding, consisting of 124,121,786 shares of FelCor common stock and 621,381 FelCor LP units not owned by FelCor.
Of the 66 hotels included in continuing operations, we owned a 100% interest in 48 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 13 hotels. We consolidate our real estate interests in the 53 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 65 of the 66 hotels in continuing operations to our taxable REIT subsidiaries, of which we own a controlling interest. One 50% owned hotel was operated without a lease. Because we owned controlling interests in these lessees, we consolidated our interests in these 65 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statements of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in each of the remaining 53 hotels (we consolidate our real estate interest in these hotels).
The following table illustrates the distribution of our 65 Consolidated Hotels at March 31, 2013:

Brand	Hotels	Rooms
Embassy Suites Hotels®	35	9,116
Wyndham® and Wyndham Grand®	8	2,526
Holiday Inn®	5	1,862
Sheraton® and Westin®	5	1,882
DoubleTree by Hilton® and Hilton®	6	1,450
Marriott® and Renaissance®	3	1,321
Fairmont®	1	383
Independent (Morgans and Royalton)	2	282
Total	65	18,822
At March 31, 2013, our Consolidated Hotels were located in the United States (64 hotels in 22 states) and Canada (one hotel in Ontario), with concentrations in California (14 hotels), Florida (8 hotels) and Texas (7 hotels). Approximately 55% of our revenue was generated from hotels in these three states during the first three months of 2013.
At March 31, 2013, of our 65 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 40 hotels, (ii) subsidiaries of Wyndham Hotel Group, or Wyndham, managed eight hotels, (iii) subsidiaries of InterContinental Hotels Group, or IHG, managed five hotels, (iv) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed five hotels, (v) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (vi) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, (vii) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (viii) an independent management company managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
In addition to the above hotels, we own (through a 95% interest in a consolidated joint venture) the Knickerbocker, a former hotel and office building, that is being redeveloped as a 4+ star hotel in midtown Manhattan and is expected to open in early 2014.
Effective January 1, 2013, our hotels managed by Marriott are accounted for on a 12 month calendar year basis as compared to a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31, as done in 2012 and prior years. Our three-month period ending March 31, 2013 is reported on a three-month calendar basis for our Marriott-managed hotels, which is consistent with the reporting periods for our other managed hotels. However, our three-month period ending March 31, 2012 includes the results of operations for the Marriott-managed hotels for the 12 week period ending March 23, 2012. Prior year results have not been restated to reflect the reporting period transition as we do not believe the change in periods would result in a material difference for comparison of results year over year.
The information in our consolidated financial statements for the three months ended March 31, 2013 and 2012 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2013 and 2012, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities
We owned 50% interests in joint ventures that owned 13 hotels at March 31, 2013 and December 31, 2012.  We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	March 31,	December 31,
	2013	2012
Investment in hotels, net of accumulated depreciation	$151,132	$155,888
Total assets	$164,478	$170,477
Debt	$147,886	$148,395
Total liabilities	$151,640	$154,139
Equity	$12,838	$16,338
Our unconsolidated entities’ debt at March 31, 2013 and December 31, 2012 consisted entirely of non-recourse mortgage debt. In January 2012, one of our unconsolidated joint ventures refinanced $130 million of debt and extended the maturity until 2014.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2013	2012
Total revenues	$13,608	$10,989
Net income	$1,108	$481

Net income attributable to FelCor	$554	$241
Depreciation of cost in excess of book value	(465)	(465)
Equity in income (loss) from unconsolidated entities	$89	$(224)
The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	March 31,	December 31,
	2013	2012
Hotel-related investments	$(886)	$246
Cost in excess of book value of hotel investments	46,448	46,913
Land and condominium investments	7,305	7,923
	$52,867	$55,082
The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Hotel investments	$708	$405
Other investments	(619)	(629)
Equity in income (loss) from unconsolidated entities	$89	$(224)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt
Consolidated debt consisted of the following (dollars in thousands):

	Encumbered	Interest	Maturity	March 31,	December 31,
	Hotels	Rate (%)	Date	2013	2012
Line of credit	9	L + 3.375	June 2016(a)	$109,000	$56,000
Hotel mortgage debt
Mortgage debt(b)	5	6.66	June - August 2014	64,906	65,431
Mortgage debt	1	5.81	July 2016	10,280	10,405
Mortgage debt(b)	4	4.95	October 2022	127,733	128,066
Mortgage debt	1	4.94	October 2022	32,057	32,176
Senior notes
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	10	5.625	March 2023	525,000	525,000
Senior secured notes(c)	11	10.00	October 2014	224,919	223,586
Other(d)	—	L + 1.25	May 2016	64,861	64,861
Total	47			$1,683,756	$1,630,525

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(c)
We originally issued $636 million (face amount) of these notes. After redemptions in 2011 and 2012, $234 million (face amount) of these notes were outstanding at March 31, 2013. These notes were initially sold at a discount that provided an effective yield of 12.875% before transaction costs.

(d)
This loan is related to our Knickerbocker development project and is fully secured by restricted cash and a mortgage. Because we were able to assume an existing loan when we purchased this hotel, we were not required to pay any local mortgage recording tax. This loan, which allows us to borrow up to $85 million, can be extended for one year subject to satisfying certain conditions.

We reported $26.5 million and $30.8 million of interest expense for the three months ended March 31, 2013 and 2012, respectively, which is net of: (i) interest income of $22,000 and $48,000 and (ii) capitalized interest of $2.8 million and $3.3 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Room revenue	$170,379	$161,779
Food and beverage revenue	38,464	34,821
Other operating departments	11,448	11,090
Total hotel operating revenue	$220,291	$207,690
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
Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2013		2012
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$47,593	21.6%	$44,971	21.7%
Food and beverage	31,462	14.3	28,345	13.6
Other operating departments	5,480	2.5	5,445	2.6
Total hotel departmental expenses	$84,535	38.4%	$78,761	37.9%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)
Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Three Months Ended March 31,
	2013		2012
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$21,162	9.6%	$20,107	9.7%
Marketing	20,274	9.2	19,258	9.3
Repair and maintenance	12,238	5.6	11,738	5.7
Utilities	9,434	4.2	9,379	4.4
Total other property-related costs	$63,108	28.6%	$60,482	29.1%

5.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Hotel lease expense(a)	$9,558	$9,193
Land lease expense(b)	2,394	2,387
Real estate and other taxes	7,938	7,871
Property insurance, general liability insurance and other	2,777	2,259
Total taxes, insurance and lease expense	$22,667	$21,710

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities and is partially (generally 49%) offset through noncontrolling interests in other partnerships.  Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $4.1 million and $3.8 million for the three months ended March 31, 2013 and 2012, respectively.

(b)	Land lease expense includes percentage rent of $968,000 and $915,000 for the three months ended March 31, 2013 and 2012, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Impairment

Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations.  Accordingly, we consider our hotels to be components for purposes of determining impairment charges and reporting discontinued operations.

We may record impairment charges if operating results of individual hotels are materially different from our forecasts, if the economy and/or lodging industry weakens, or if we shorten our contemplated holding period for additional hotels. We had no impairments during the three months ended March 31, 2013 and 2012.

7.	Discontinued Operations

Discontinued operations include results of operations for ten hotels sold in 2012. The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Hotel operating revenue	$—	$27,840
Operating expenses	(86)	(22,699)
Operating income (loss) from discontinued operations	(86)	5,141
Interest expense, net	—	(948)
Income (loss) from discontinued operations	$(86)	$4,193

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Loss Per Share/Unit

The following tables set forth the computation of basic and diluted income loss per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net loss attributable to FelCor	$(26,185)	$(28,463)
Discontinued operations attributable to FelCor	86	(4,172)
Loss from continuing operations attributable to FelCor	(26,099)	(32,635)
Less: Preferred dividends	(9,678)	(9,678)
Numerator for continuing operations attributable to FelCor common stockholders	(35,777)	(42,313)
Discontinued operations attributable to FelCor	(86)	4,172
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(35,863)	$(38,141)
Denominator:
Denominator for basic and diluted loss per share	123,814	123,665
Basic and diluted loss per share data:
Loss from continuing operations	$(0.29)	$(0.34)
Discontinued operations	$—	$0.03
Net loss	$(0.29)	$(0.31)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Loss Per Share/Unit — (continued)

FelCor LP Loss Per Unit

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net loss attributable to FelCor LP	$(26,365)	$(28,659)
Discontinued operations attributable to FelCor LP	86	(4,193)
Loss from continuing operations attributable to FelCor LP	(26,279)	(32,852)
Less: Preferred distributions	(9,678)	(9,678)
Numerator for continuing operations attributable to FelCor LP common unitholders	(35,957)	(42,530)
Discontinued operations attributable to FelCor LP	(86)	4,193
Numerator for basic and diluted loss attributable to FelCor common unitholders	$(36,043)	$(38,337)
Denominator:
Denominator for basic and diluted loss per unit	124,435	124,301
Basic and diluted loss per unit data:
Loss from continuing operations	$(0.29)	$(0.34)
Discontinued operations	$—	$0.03
Net loss	$(0.29)	$(0.31)

Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted loss per share/unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Series A convertible preferred shares/units	9,985	9,985
FelCor restricted stock units	167	—

Series A preferred dividends (distributions) that would be excluded from net loss attributable to FelCor common stockholders (or FelCor LP common unitholders), if these Series A preferred shares/units were dilutive, were $6.3 million for the three months ended March 31, 2013 and 2012.

In February 2013, our executive officers were granted restricted stock units providing them with the potential to earn up to 1,250,000 common shares vesting in three increments over four years based on total stockholder return, relative to a group of 10 lodging REIT peers. The fixed cost of these grants are being amortized over the vesting period, and the potential impact of these restricted stock units on our earnings per share, had they been dilutive, was calculated using the treasury stock method.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Fair Value of Financial Instruments

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of March 31, 2013.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 2 input) and has an estimated fair value of $1.4 billion at March 31, 2013 and $1.3 billion at December 31, 2012; and (iii) our debt that is not publicly-traded is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $423.3 million and $369.6 million at March 31, 2013 and December 31, 2012, respectively. The estimated fair value of all our debt was $1.8 billion and $1.7 billion at March 31, 2013 and December 31, 2012, respectively. The carrying value of our debt was $1.7 billion and $1.6 billion at March 31, 2013 and December 31, 2012, respectively.

10.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units

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

At March 31, 2013, we had 621,381 limited partnership units outstanding. We carried 367,647 outstanding limited partner units (which were issued in May 2011) at $2.2 million, and the remaining 253,734 outstanding units of limited partner interest were carried at $1.5 million. The current value of the outstanding units is based on the closing price of FelCor’s common stock at March 31, 2013 ($5.95 per share).

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units - (continued)

Changes in redeemable noncontrolling interests (or redeemable units) for the three months ended March 31, 2013 and 2012 are shown below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$2,902	$3,026
Conversion of units	—	(1)
Redemption value allocation	977	230
Comprehensive loss:
Foreign exchange translation	(2)	2
Net loss	(180)	(196)
Balance at end of period	$3,697	$3,061

11.	FelCor LP’s Consolidating Financial Information

Certain of FelCor LP’s 100% owned subsidiaries (FCH/PSH, L.P.; FelCor Baton Rouge Owner, L.L.C.; FelCor/CMB Buckhead Hotel, L.L.C.; FelCor/CMB Marlborough Hotel, L.L.C.; FelCor/CMB Orsouth Holdings, L.P.; FelCor/CMB SSF Holdings, L.P.; FelCor/CSS Holdings, L.P.; FelCor Dallas Love Field Owner, L.L.C.; FelCor Lodging Holding Company, L.L.C.; FelCor Milpitas Owner, L.L.C.; FelCor TRS Borrower 4, L.L.C.; FelCor TRS Holdings, L.L.C.; FelCor Canada Co.; FelCor Hotel Asset Company, L.L.C.; FelCor Copley Plaza, L.L.C.; FelCor St. Pete (SPE), L.L.C.; FelCor Esmeralda (SPE), L.L.C.; FelCor S-4 Hotels (SPE), L.L.C.; Los Angeles International Airport Hotel Associates, a Texas L.P.; Madison 237 Hotel, L.L.C.; Myrtle Beach Owner, L.L.C.; and Royalton 44 Hotel, L.L.C., collectively, “Subsidiary Guarantors”), together with FelCor, guarantee, fully and unconditionally, except where subject to customary release provisions as described below, and jointly and severally, our senior debt.

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

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$66,695	$1,078,564	$641,757	$—	$1,787,016
Hotel development	—	—	156,081	—	156,081
Equity investment in consolidated entities	1,529,937	—	—	(1,529,937)	—
Investment in unconsolidated entities	40,758	10,719	1,390	—	52,867
Cash and cash equivalents	13,758	41,335	6,703	—	61,796
Restricted cash	—	8,123	68,979	—	77,102
Accounts receivable, net	73	33,473	747	—	34,293
Deferred expenses, net	23,048	—	10,987	—	34,035
Other assets	8,214	12,278	5,604	—	26,096

Total assets	$1,682,483	$1,184,492	$892,248	$(1,529,937)	$2,229,286

Debt, net	$1,274,919	$—	$408,837	$—	$1,683,756
Distributions payable	8,545	—	—	—	8,545
Accrued expenses and other liabilities	37,179	102,571	7,965	—	147,715

Total liabilities	1,320,643	102,571	416,802	—	1,840,016

Redeemable units	3,697	—	—	—	3,697

Preferred units	478,774	—	—	—	478,774
Common units	(120,631)	1,056,633	447,510	(1,529,937)	(146,425)
Accumulated other comprehensive income	—	25,794	—	—	25,794
Total FelCor LP partners’ capital	358,143	1,082,427	447,510	(1,529,937)	358,143
Noncontrolling interests	—	(506)	27,936	—	27,430
Total partners’ capital	358,143	1,081,921	475,446	(1,529,937)	385,573
Total liabilities and partners’ capital	$1,682,483	$1,184,492	$892,248	$(1,529,937)	$2,229,286

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$66,945	$1,102,262	$625,357	$—	$1,794,564
Hotel development	—	—	146,079	—	146,079
Equity investment in consolidated entities	1,551,377	—	—	(1,551,377)	—
Investment in unconsolidated entities	42,508	11,173	1,401	—	55,082
Cash and cash equivalents	8,312	30,425	7,008	—	45,745
Restricted cash	—	9,186	68,741	—	77,927
Accounts receivable, net	96	24,432	855	—	25,383
Deferred expenses, net	22,657	—	11,605	—	34,262
Other assets	8,122	10,322	4,947	—	23,391

Total assets	$1,700,017	$1,187,800	$865,993	$(1,551,377)	$2,202,433

Debt, net	$1,273,587	$—	$356,938	$—	$1,630,525
Distributions payable	8,545	—	—	—	8,545
Accrued expenses and other liabilities	20,316	95,986	22,140	—	138,442

Total liabilities	1,302,448	95,986	379,078	—	1,777,512

Redeemable units	2,902	—	—	—	2,902

Preferred units	478,774	—	—	—	478,774
Common units	(84,107)	1,065,938	459,288	(1,551,377)	(110,258)
Accumulated other comprehensive income	—	26,151	—	—	26,151
Total FelCor LP partners’ capital	394,667	1,092,089	459,288	(1,551,377)	394,667
Noncontrolling interests	—	(275)	27,627	—	27,352
Total partners’ capital	394,667	1,091,814	486,915	(1,551,377)	422,019
Total liabilities and partners’ capital	$1,700,017	$1,187,800	$865,993	$(1,551,377)	$2,202,433

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$220,291	$—	$—	$220,291
Percentage lease revenue	1,262	—	26,438	(27,700)	—
Other revenue	3	333	63	—	399
Total revenues	1,265	220,624	26,501	(27,700)	220,690

Expenses:
Hotel operating expenses	—	157,297	—	—	157,297
Taxes, insurance and lease expense	304	46,421	3,642	(27,700)	22,667
Corporate expenses	109	5,543	2,180	—	7,832
Depreciation and amortization	1,250	17,949	12,371	—	31,570
Conversion expenses	20	391	217	—	628
Other expenses	23	517	281	—	821
Total operating expenses	1,706	228,118	18,691	(27,700)	220,815
Operating loss	(441)	(7,494)	7,810	—	(125)
Interest expense, net	(21,604)	(303)	(4,576)	—	(26,483)
Loss before equity in income from unconsolidated entities	(22,045)	(7,797)	3,234	—	(26,608)
Equity in income from consolidated entities	(4,625)	—	—	4,625	—
Equity in income from unconsolidated entities	305	(205)	(11)	—	89
Loss from continuing operations	(26,365)	(8,002)	3,223	4,625	(26,519)
Loss from discontinued operations	—	(86)	—	—	(86)
Net loss	(26,365)	(8,088)	3,223	4,625	(26,605)
Loss attributable to noncontrolling interests	—	256	(16)	—	240
Net loss attributable to FelCor LP	(26,365)	(7,832)	3,207	4,625	(26,365)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(36,043)	$(7,832)	$3,207	$4,625	$(36,043)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$207,690	$—	$—	$207,690
Percentage lease revenue	1,248	—	30,534	(31,782)	—
Other revenue	1	219	55	—	275
Total revenues	1,249	207,909	30,589	(31,782)	207,965

Expenses:
Hotel operating expenses	—	149,021	—	—	149,021
Taxes, insurance and lease expense	303	48,997	4,192	(31,782)	21,710
Corporate expenses	1,844	3,958	2,410	—	8,212
Depreciation and amortization	1,131	15,464	13,473	—	30,068
Other expenses	418	508	37	—	963
Total operating expenses	3,696	217,948	20,112	(31,782)	209,974
Operating loss	(2,447)	(10,039)	10,477	—	(2,009)
Interest expense, net	(21,077)	(4,464)	(5,273)	—	(30,814)
Debt extinguishment	(7)	—	—	—	(7)
Loss before equity in loss from unconsolidated entities	(23,531)	(14,503)	5,204	—	(32,830)
Equity in income from consolidated entities	(5,138)	—	—	5,138	—
Equity in loss from unconsolidated entities	32	(245)	(11)	—	(224)
Loss from continuing operations	(28,637)	(14,748)	5,193	5,138	(33,054)
Income from discontinued operations	(22)	(108)	4,323	—	4,193
Net loss	(28,659)	(14,856)	9,516	5,138	(28,861)
Loss attributable to noncontrolling interests	—	265	(63)	—	202
Net loss attributable to FelCor LP	(28,659)	(14,591)	9,453	5,138	(28,659)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(38,337)	$(14,591)	$9,453	$5,138	$(38,337)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(26,365)	$(8,088)	$3,223	$4,625	$(26,605)
Foreign currency translation adjustment	—	(357)	—	—	(357)
Comprehensive loss	(26,365)	(8,445)	3,223	4,625	(26,962)
Comprehensive loss attributable to noncontrolling interests	—	256	(16)	—	240
Comprehensive loss attributable to FelCor LP	$(26,365)	$(8,189)	$3,207	$4,625	$(26,722)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(28,659)	$(14,856)	$9,516	$5,138	$(28,861)
Foreign currency translation adjustment	—	308	—	—	308
Comprehensive loss	(28,659)	(14,548)	9,516	5,138	(28,553)
Comprehensive loss attributable to noncontrolling interests	—	265	(63)	—	202
Comprehensive loss attributable to FelCor LP	$(28,659)	$(14,283)	$9,453	$5,138	$(28,351)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(3,904)	$6,447	$2,336	$—	$4,879
Investing activities:
Improvements and additions to hotels	(142)	(14,312)	(8,888)	—	(23,342)
Hotel development	—	—	(8,260)	—	(8,260)
Payment of selling costs	—	(17)	(215)	—	(232)
Distributions from unconsolidated entities	1,435	250	—	—	1,685
Intercompany financing	19,554	—	—	(19,554)	—
Other	—	1,746	(921)	—	825
Cash flows from investing activities	20,847	(12,333)	(18,284)	(19,554)	(29,324)
Financing activities:
Proceeds from borrowings	—	—	84,245	—	84,245
Repayment of borrowings	—	—	(32,346)	—	(32,346)
Distributions paid to preferred unitholders	(9,678)	—	—	—	(9,678)
Intercompany financing	—	16,792	(36,346)	19,554	—
Other	(1,819)	25	90	—	(1,704)
Cash flows from financing activities	(11,497)	16,817	15,643	19,554	40,517
Effect of exchange rate changes on cash	—	(21)	—	—	(21)
Change in cash and cash equivalents	5,446	10,910	(305)	—	16,051
Cash and cash equivalents at beginning of period	8,312	30,425	7,008	—	45,745
Cash and cash equivalents at end of period	$13,758	$41,335	$6,703	$—	$61,796

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$828	$6,489	$26,329	$—	$33,646
Investing activities:
Improvements and additions to hotels	(5,181)	(22,731)	(13,473)	—	(41,385)
Hotel development	—	—	(4,560)	—	(4,560)
Distributions from unconsolidated entities	403	—	—	—	403
Intercompany financing	27,514	—	—	(27,514)	—
Other	(15)	1,879	(1,392)	—	472
Cash flows from investing activities	22,721	(20,852)	(19,425)	(27,514)	(45,070)
Financing activities:
Proceeds from borrowings	—	—	36,000	—	36,000
Repayment of borrowings	(96)	(215)	(9,061)	—	(9,372)
Distributions paid to preferred unitholders	(9,678)	—	—	—	(9,678)
Intercompany financing	—	5,277	(32,791)	27,514	—
Other	—	—	(1,160)	—	(1,160)
Cash flows from financing activities	(9,774)	5,062	(7,012)	27,514	15,790
Effect of exchange rate changes on cash	—	51	—	—	51
Change in cash and cash equivalents	13,775	(9,250)	(108)	—	4,417
Cash and cash equivalents at beginning of period	23,503	67,001	3,254	—	93,758
Cash and cash equivalents at end of period	$37,278	$57,751	$3,146	$—	$98,175

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Our revenue per available room (“RevPar”) grew 5.5% in the first three months of 2013 compared to the same period in 2012, driven primarily by a 5.0% increase in average daily rate (“ADR”) over the prior year period, coupled with a slight improvement in occupancy, which improved 30 basis points from the prior year. Demand growth remains strong and supply growth remains historically low, which will provide for sustainable RevPAR growth throughout 2013.
In the first quarter of 2013, we made progress on our strategic plan:

•
In March, we re-branded and transitioned management at eight core Holiday Inn hotels located in strategic markets to Wyndham brands. Wyndham Worldwide Corporation is providing a $100 million performance guaranty over the initial 10-year term of the agreement, with an annual guaranty of up to $21.5 million, that ensures a minimum annual NOI for the eight hotels. In addition, the management fee structure is more consistent with prevailing industry practices, and we expect to save approximately $50 million in management fees over the initial term. The guaranty protects approximately 20% of our core hotel-level EBITDA from future lodging cycle fluctuations, in addition to ensuring a return on investment that is superior to the hotels’ historical performance.

•
To date, we have sold 19 of 39 non-strategic hotels as part of our portfolio repositioning plan. We are currently marketing 11 non-strategic hotels and are evaluating offers or have agreed to sell six of those 11, including one under contract. The other nine non-strategic hotels are owned by joint ventures, and we are progressing on discussions with our partners to facilitate marketing those properties.

Results of Operations

Comparison of the Three Months ended March 31, 2013 and 2012

For the three months ended March 31, 2013, we recorded a $26.6 million net loss compared to a $28.9 million loss for the same period in 2012.

•
Total revenue was $220.7 million, 6.1% more than 2012. The increase was driven by a 5.5% increase in same-store RevPAR (6.7% for our core hotels and 1.2% for our non-strategic hotels), reflecting a 5.0% increase in ADR and a 30 basis point increase in occupancy.

•
Hotel departmental expenses increased $5.8 million. As a percentage of total revenue, hotel departmental expenses increased from 37.9% to 38.3% in the current period. This increase was primarily driven by the re-opening of our food and beverage outlets at the Fairmont Copley Plaza. Food and beverage operations generally have much higher expenses as a percent of revenue than the rooms department.

•
Other property-related costs increased $2.6 million due to a combination of higher costs associated with our sales efforts and marketing programs, in addition to higher credit card commissions resulting from a shift in customer mix at our hotels. As a percentage of total revenue, other property-related costs decreased from 29.1% to 28.6%. This improvement primarily reflects revenue increases driven by ADR as opposed to occupancy.

•	Management and franchise fees decreased $124,000. While revenue increased in 2013, fees declined as a result of fewer properties paying incentive fees and converting eight hotels to

Wyndham brands and management on March 1, 2013. Wyndham charges lower management fees than the prior management company. As a percentage of total revenue, these costs decreased from 4.7% to 4.4% from the same period in 2012.

•
Taxes, insurance and lease expense increased $1.0 million and remained relatively flat as a percentage of total revenue. The increase in expense reflects a combination of increased percentage lease expense (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate), higher property taxes (due to reductions received last year after appeals), and an increase in general liability insurance (due to a more favorable claims experience last year).

•
Corporate expenses decreased $380,000 (decreasing as a percentage of total revenue from 3.9% to 3.5%). This decrease primarily reflects lower income tax withholding and payroll taxes with respect to restricted cash awards, which were lower in 2013 than in 2012. (In 2012, our executive officers received restricted cash awards for 2011 performance. These officers did not receive restricted cash awards in 2013 as they no longer participate in the restricted cash program.) We recognize tax withholding and payroll taxes on these awards as an expense when awarded rather than as an expense over the three-year vesting period as we do with the after-tax remainder of the awards. The reduction in withholding with respect to restricted cash awards is partially offset by increased fixed and variable stock compensation expense associated with our incentive compensation awards granted to executive officers.

•	Depreciation and amortization expense increased $1.5 million, primarily reflecting depreciation on the $121.5 million of hotel capital expenditures made in 2012.

•	Conversion expenses. The expenses incurred related to converting eight hotels to Wyndham brands and management have been classified as conversion expense in our statements of operations in 2013.

•
Net interest expense decreased $4.3 million primarily reflecting our lower average interest rate. This lower rate in 2013 is partially offset by an increase in average debt for the period and less capitalized interest associated with certain renovation and redevelopment projects.

•	Discontinued operations for the three months ended March 31, 2013 and 2012 include the results of operations for ten hotels sold in 2012.

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

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended March 31,
	2013			2012
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(26,605)			$(28,861)
Noncontrolling interests	420			398
Preferred dividends	(9,678)			(9,678)
Net loss attributable to FelCor common stockholders	(35,863)	123,814	$(0.29)	(38,141)	123,665	$(0.31)
Depreciation and amortization	31,570	—	0.25	30,068	—	0.24
Depreciation, discontinued operations and unconsolidated entities	2,706	—	0.02	5,761	—	0.05
Noncontrolling interests in FelCor LP	(180)	621	0.01	(196)	636	—
FFO	(1,767)	124,435	(0.01)	(2,508)	124,301	(0.02)
Acquisition costs	23	—	—	38	—	—
Debt extinguishment	—	—	—	7	—	—
Conversion expenses	628	—	—	—	—	—
Variable stock compensation	102	—	—	—	—	—
Severance costs	—	—	—	380	—	—
Pre-opening costs, net of noncontrolling interests	241	—	—	—	—	—
Adjusted FFO	$(773)	124,435	$(0.01)	$(2,083)	124,301	$(0.02)

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(26,605)	$(28,861)
Depreciation and amortization	31,570	30,068
Depreciation, discontinued operations and unconsolidated entities	2,706	5,761
Interest expense	26,505	30,862
Interest expense, discontinued operations and unconsolidated entities	672	1,625
Noncontrolling interests in other partnerships	240	202
EBITDA	35,088	39,657
Debt extinguishment	—	7
Acquisition costs	23	38
Amortization of fixed stock and directors’ compensation	1,578	1,296
Variable stock compensation	102	—
Severance costs	—	380
Conversion expenses	628	—
Pre-opening costs, net of noncontrolling interests	241	—
Adjusted EBITDA	37,660	41,378
Adjusted EBITDA from discontinued operations	86	(8,065)
Same-store Adjusted EBITDA	$37,746	$33,313

Reconciliation of Income (Loss) from Discontinued Operations to Adjusted EBITDA from Discontinued Operations
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Income (loss) from discontinued operations	$(86)	$4,193
Depreciation and amortization	—	2,924
Interest expense	—	948
Adjusted EBITDA from discontinued operations	$(86)	$8,065

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Same-store operating revenue:
Room	$170,379	$161,779
Food and beverage	38,464	34,821
Other operating departments	11,448	11,090
Same-store operating revenue	220,291	207,690
Same-store operating expense:
Room	47,593	44,971
Food and beverage	31,462	28,345
Other operating departments	5,480	5,445
Other property related costs	63,108	60,482
Management and franchise fees	9,654	9,778
Taxes, insurance and lease expense	15,007	14,347
Same-store operating expense	172,304	163,368
Hotel EBITDA	$47,987	$44,322
Hotel EBITDA Margin	21.8%	21.3%

Hotel EBITDA and Hotel EBITDA Margin (continued)
(dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Hotel EBITDA - Core (45)	$36,952	$32,822
Hotel EBITDA - Non-strategic (20)	11,035	11,500
Hotel EBITDA	$47,987	$44,322

Hotel EBITDA Margin - Core (45)	21.0%	20.1%
Hotel EBITDA Margin - Non-strategic (20)	24.9%	26.0%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Loss
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Same-store operating revenue	$220,291	$207,690
Other revenue	399	275
Total revenue	220,690	207,965
Same-store operating expense	172,304	163,368
Consolidated hotel lease expense(a)	9,558	9,194
Unconsolidated taxes, insurance and lease expense	(1,898)	(1,831)
Corporate expenses	7,832	8,212
Depreciation and amortization	31,570	30,068
Conversion expenses	628	—
Other expenses	821	963
Total operating expense	220,815	209,974
Operating loss	$(125)	$(2,009)

(a)
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

Adjustments to FFO and EBITDA
We adjust FFO and EBITDA when evaluating our performance because management believes that the exclusion of certain additional items provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted FFO, and Adjusted EBITDA when combined with GAAP net income attributable to FelCor, EBITDA and FFO, is beneficial to an investor’s better understanding of our operating performance.

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

•
Other transaction costs - From time to time, we periodically incur costs that are not indicative of ongoing operating performance. Such costs include, but are not limited to, conversions costs, acquisition costs, pre-opening costs and severance costs. We exclude these costs from the calculation of Adjusted FFO and Adjusted EBITDA.

•
Variable stock compensation - We exclude the cost associated with our variable stock compensation. This cost is subject to volatility related to the price and dividends of our common stock that does not necessarily correspond to our operating performance.

In addition, to derive Adjusted EBITDA, we exclude gains or losses on the sale of depreciable assets and impairment losses because including them in EBITDA is inconsistent with reporting the ongoing performance of our remaining assets. Additionally, the gain or loss on sale of depreciable assets and impairment losses represents either accelerated depreciation or excess depreciation in previous periods, and depreciation is excluded from EBITDA. We also exclude the amortization of our fixed stock compensation. While this amortization is included in corporate expenses and is not separately stated on our statements of operations, excluding this amortization is consistent with the EBITDA definition.
Hotel EBITDA and Hotel EBITDA Margin
Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and brand/managers have direct control. We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures that we use in our financial and operational decision-making. Additionally, using these measures facilitates comparisons with other hotel REITs and hotel owners. We present Hotel EBITDA and Hotel EBITDA margin in a manner consistent with Adjusted EBITDA, however, we also eliminate all revenues and expenses from continuing operations not directly associated with hotel operations, including other income and corporate-level and other expenses. We eliminate these additional items because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management on a property-level basis. We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by noncontrolling interests and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our Consolidated Hotels. Hotel EBITDA and Hotel EBITDA margins are presented on a same-store basis.
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

Pro Rata Share of Rooms Owned

The following table sets forth, at March 31, 2013, our pro rata share of hotel rooms, included in continuing operations, after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at March 31, 2013
Consolidated Hotels	65	18,822
Unconsolidated hotel operations	1	171
Total hotels	66	18,993

50% joint ventures	13	(1,573)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	3	(68)
Pro rata rooms attributed to joint venture partners		(1,895)
Pro rata share of rooms owned		17,098

Hotel Portfolio Composition

The following table illustrates the distribution of same-store hotels.

Brand	Hotels	Rooms	2012 Hotel Operating Revenue (in thousands)	2012 Hotel EBITDA (in thousands)(a)
Embassy Suites Hotels	20	5,433	$256,200	$78,389
Wyndham and Wyndham Grand(b)	8	2,526	120,354	37,960
Renaissance and Marriott	3	1,321	111,976	17,912
DoubleTree by Hilton and Hilton	5	1,206	56,071	16,706
Sheraton and Westin	4	1,604	68,369	14,540
Fairmont	1	383	41,255	4,286
Holiday Inn	2	968	40,512	4,218
Morgans and Royalton	2	282	32,129	3,458
Core hotels	45	13,723	726,866	177,469
Non-strategic hotels	20	5,099	179,474	48,044
Same-store hotels	65	18,822	$906,340	$225,513

Market
San Francisco area	4	1,637	$99,659	$21,036
Los Angeles area	3	677	33,287	13,760
South Florida	3	923	47,298	13,257
Boston	3	916	68,121	12,126
New York area	4	817	57,052	9,733
Myrtle Beach	2	640	36,973	9,429
Atlanta	3	952	35,410	9,230
Philadelphia	2	728	36,122	8,882
Tampa	1	361	45,152	7,957
San Diego	1	600	26,445	6,688
Other markets	19	5,472	241,347	65,371
Core hotels	45	13,723	726,866	177,469
Non-strategic hotels	20	5,099	179,474	48,044
Same-store hotels	65	18,822	$906,340	$225,513

Location
Urban	17	5,305	$316,354	$74,446
Resort	10	2,928	183,807	41,475
Airport	9	2,957	126,906	33,742
Suburban	9	2,533	99,799	27,806
Core hotels	45	13,723	726,866	177,469
Non-strategic hotels	20	5,099	179,474	48,044
Same-store hotels	65	18,822	$906,340	$225,513

(a)
Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q.

(b)	These hotels converted from Holiday Inn on March 1, 2013.

Hotel Operating Statistics

The following tables set forth occupancy, ADR and RevPAR for the three months ended March 31, 2013 and 2012, and the percentage changes therein for the periods presented, for our same-store Consolidated Hotels included in continuing operations.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended
	March 31,
	2013	2012	%Variance
Embassy Suites Hotels	73.1	74.0	(1.2)
Wyndham and Wyndham Grand(a)	63.6	71.6	(11.3)
Renaissance and Marriott	74.8	73.5	1.7
DoubleTree by Hilton and Hilton	61.4	62.9	(2.4)
Sheraton and Westin	63.4	57.6	10.1
Fairmont	60.3	27.7	118.2
Holiday Inn	68.4	60.5	13.0
Morgans and Royalton	81.0	76.0	6.7
Core hotels (45)	68.8	68.4	0.6
Non-strategic hotels (20)	71.7	71.6	0.1
Same-store hotels (65)	69.6	69.3	0.5

	ADR ($)
	Three Months Ended
	March 31,
	2013	2012	%Variance
Embassy Suites Hotels	153.28	146.52	4.6
Wyndham and Wyndham Grand(a)	139.38	133.20	4.6
Renaissance and Marriott	221.01	210.58	5.0
DoubleTree by Hilton and Hilton	146.97	133.10	10.4
Sheraton and Westin	108.13	102.24	5.8
Fairmont	221.26	213.15	3.8
Holiday Inn	112.44	109.95	2.3
Morgans and Royalton	260.05	249.85	4.1
Core hotels (45)	154.23	145.45	6.0
Non-strategic hotels (20)	117.07	115.80	1.1
Same-store hotels (65)	143.90	137.10	5.0

	RevPAR ($)
	Three Months Ended
	March 31,
	2013	2012	%Variance
Embassy Suites Hotels	112.08	108.45	3.3
Wyndham and Wyndham Grand(a)	88.60	95.43	(7.2)
Renaissance and Marriott	165.32	154.82	6.8
DoubleTree by Hilton and Hilton	90.18	83.72	7.7
Sheraton and Westin	68.51	58.86	16.4
Fairmont	133.52	58.96	126.5
Holiday Inn	76.89	66.52	15.6
Morgans and Royalton	210.76	189.78	11.1
Core hotels (45)	106.16	99.47	6.7
Non-strategic hotels (20)	83.98	82.97	1.2
Same-store hotels (65)	100.17	94.97	5.5
(a)    These hotels converted from Holiday Inn on March 1, 2013.

Hotel Operating Statistics by Market

	Occupancy (%)
	Three Months Ended
	March 31,
	2013	2012	%Variance
San Francisco area	75.0	73.8	1.7
Los Angeles area	69.5	81.0	(14.2)
South Florida	90.8	86.0	5.5
Boston	64.6	49.0	31.8
New York area	70.7	68.3	3.6
Myrtle Beach	37.0	42.9	(13.7)
Atlanta	74.4	72.0	3.3
Philadelphia	50.6	48.7	3.9
Tampa	83.7	84.4	(0.8)
San Diego	66.5	79.8	(16.7)
Other markets	68.1	68.3	(0.3)
Core hotels (45)	68.8	68.4	0.6
Non-strategic hotels (20)	71.7	71.6	0.1
Same-store hotels (65)	69.6	69.3	0.5

	ADR ($)
	Three Months Ended
	March 31,
	2013	2012	%Variance
San Francisco area	162.99	156.02	4.5
Los Angeles area	149.72	141.27	6.0
South Florida	190.78	184.16	3.6
Boston	167.50	151.02	10.9
New York area	194.37	186.66	4.1
Myrtle Beach	108.94	106.24	2.5
Atlanta	113.51	110.84	2.4
Philadelphia	131.03	120.14	9.1
Tampa	215.29	201.21	7.0
San Diego	121.51	121.18	0.3
Other markets	146.74	138.15	6.2
Core hotels (45)	154.23	145.45	6.0
Non-strategic hotels (20)	117.07	115.80	1.1
Same-store hotels (65)	143.90	137.10	5.0

	RevPAR (%)
	Three Months Ended
	March 31,
	2013	2012	%Variance
San Francisco area	122.28	115.14	6.2
Los Angeles area	104.03	114.41	(9.1)
South Florida	173.22	158.44	9.3
Boston	108.19	74.02	46.1
New York area	137.42	127.41	7.9
Myrtle Beach	40.30	45.55	(11.5)
Atlanta	84.45	79.82	5.8
Philadelphia	66.25	58.49	13.3
Tampa	180.26	169.79	6.2
San Diego	80.75	96.66	(16.5)
Other markets	99.89	94.32	5.9
Core hotels (45)	106.16	99.47	6.7
Non-strategic hotels (20)	83.98	82.97	1.2
Same-store hotels (65)	100.17	94.97	5.5

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at March 31, 2013.

Core Hotels	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Dana Point – Doheny Beach	DoubleTree Suites by Hilton	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Napa Valley	Embassy Suites Hotel	CA	205
Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	249
San Diego Bayside	Wyndham	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica	Wyndham	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	DoubleTree Suites by Hilton	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Boston – at Beacon Hill	Wyndham	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
New Orleans – French Quarter	Wyndham	LA	374
Charlotte – SouthPark	DoubleTree Suites by Hilton	NC	208
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – Morgans	Independent	NY	114
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Wyndham	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Wyndham	PA	251
Charleston – The Mills House	Wyndham Grand	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383

Hotel Portfolio (continued)

Core Hotels	Brand	State	Rooms	% Owned	(a)
Austin	DoubleTree Suites by Hilton	TX	188	90%
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Wyndham	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotel under Development
New York – Knickerbocker Hotel	Independent	NY	330	95%

Non-strategic Hotels
Santa Barbara – Goleta	Holiday Inn	CA	160
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Wilmington	DoubleTree by Hilton	DE	244	90%
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Orlando – International Airport	Holiday Inn	FL	288
Atlanta – Airport	Embassy Suites Hotel	GA	232
Atlanta – Galleria	Sheraton Suites	GA	278
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Baton Rouge	Embassy Suites Hotel	LA	223
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Bloomington	Embassy Suites Hotel	MN	218
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Toronto – Airport	Holiday Inn	Ontario	446
Austin – Central	Embassy Suites Hotel	TX	260	50%
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%

(a)	We own 100% of the real estate interests unless otherwise noted.

Liquidity and Capital Resources
Operating Activities
During the first three months of 2013, our operations (primarily hotel operations) provided $4.9 million in cash (after our payment of $30.7 million of termination fees to IHG related to our conversion of eight hotels to Wyndham brands), $28.8 million less than the same period in 2012. Our consolidated statements of cash flows combines cash flow from continuing and discontinued operations. Operating cash flow from discontinued operations was $7.1 million for the three months ended March 31, 2012. We did not have operating cash flow from discontinued operations for the three months ended March 31, 2013. The absence of these cash flows should not have a material impact on our business, as these hotels would not provide an acceptable return on future required capital expenditures.
At March 31, 2013, we had $61.8 million of cash and cash equivalents, including $41.2 million held by third-party management companies.
RevPAR for the lodging industry remains strong. RevPAR at our hotels for the first quarter increased 5.5%, driven by a 5.0% increase in ADR. The industry is enjoying a supply/demand imbalance, as supply growth remains well below the long-term average. Occupancy continues to increase and is approaching prior peak levels, allowing hotels to raise rates. We expect our RevPAR to increase 5% - 6% during 2013, primarily from ADR growth. We expect to generate $78.2 million to $90.7 million of cash flow from operations in 2013.
Investing Activities
During the first three months of 2013, we used $29.3 million of cash in investing activities compared to $45.1 million during the same period in 2012; we spent less on renovation and redevelopment projects so far in 2013 compared to 2012. We expect to invest approximately $205 million on capital expenditures and development in 2013. This includes: i) approximately $105 million for renovations and redevelopments at our operating hotels which will be funded from operating cash flow, cash on hand and borrowings under our line of credit and ii) approximately $100 million on development of the Knickerbocker Hotel, which will be funded primarily by cash, draws on the $85 million construction loan and financing that is currently being raised through the EB-5 visa program.
Our strategic plan contemplates selling 39 non-strategic hotels that do not meet our investment criteria. We have sold 19 of these 39 hotels to date, and we have 20 non-strategic hotels remaining to sell. We are currently marketing 11 of these non-strategic hotels and we are evaluating offers or have agreed to sell six of those. We will use the proceeds from dispositions to repay debt and reduce leverage.
Financing Activities
During the first three months of 2013, cash from financing activities increased by $24.7 million compared to the same period in 2012 driven by a $17 million increase in net borrowings on our line of credit in 2013. In addition, we made a non-recurring $5 million principal payment in 2012. In 2013, we expect to pay approximately $5 million of normally occurring principal payments and $39 million of quarterly preferred dividends, which will be funded from operating cash flow and cash on hand. We are using proceeds from hotel sales to make additional non-recurring principal payments.
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

Senior Notes.  Our senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. These notes are guaranteed by us, and payment of our 10% notes is secured by a pledge of the limited partner interests in FelCor LP owned by FelCor. In addition, our senior notes are secured by a combination of first lien mortgages and related security interests and/or negative pledges on 27 hotels (11 hotels for our 10% senior notes, six hotels for our 6.75% senior notes and ten hotels for our 5.625% senior notes), as well as pledges of equity interests in certain subsidiaries of FelCor LP.

Interest Rate Caps.  To fulfill a requirement under one loan, we entered into interest rate cap agreements with notional amounts of $201.9 million and $202.4 million at March 31, 2013 and December 31, 2012, respectively. These interest rate caps were not designated as hedges and had insignificant fair value at both March 31, 2013 and December 31, 2012, resulting in no significant net earnings impact.
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

At March 31, 2013, approximately 90% of our consolidated debt bears fixed-rate interest.

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

Expected Maturity Date
at March 31, 2013
(dollars in thousands)

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$3,652	$300,192	$3,107	$11,463	$2,810	$1,197,656	$1,518,880	$1,612,133
Average interest rate	5.77%	9.25%	5.11%	5.61%	4.95%	6.03%	6.66%
Floating-rate:
Debt	—	—	—	173,861	—	—	173,861	$174,203
Average interest rate (a)	—	—	—	4.68%	—	—	4.68%
Total debt	$3,652	$300,192	$3,107	$185,324	$2,810	$1,197,656	$1,692,741
Average interest rate	5.77%	9.25%	5.11%	4.74%	4.95%	6.03%	6.46%
Net discount							(8,985)
Total debt							$1,683,756

(a)	The average floating interest rate considers the implied forward rates in the yield curve at March 31, 2013.

Item 4.	Controls and Procedures.
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

PART II – OTHER INFORMATION

Item 6.	Exhibits.

The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

10.1	FelCor’s 2005 Restricted Stock and Stock Option Plan (as amended through October 29, 2012).

10.2
Amendment No. 1 to Amended and Restated Revolving Credit Agreement dated as of March 1, 2013, among FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., Miami AP Hotel, L.L.C. and Charleston Mills House Hotel, L.L.C as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders that are parties thereto.

10.3
Form of [Fee and] Leasehold Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the benefit of U.S. Bank National Association, as collateral agent, relating to FelCor Lodging Limited Partnership’s (“FelCor LP”) 5.625% Senior Secured Notes due 2023.

10.4*
Sixth Supplemental Indenture, dated as of January 7, 2013, by and among FelCor Lodging Trust Incorporated (“FelCor”), FelCor LP, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to FelCor's Form 8-K, dated January 7, 2013, and incorporated herein by reference).

10.5*
Second Supplemental Indenture, dated as of January 7, 2013, by and among FelCor LP, FelCor, certain of their subsidiaries, as guarantors, and Wilmington Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent, registrar and paying agent (filed as Exhibit 4.2 to FelCor's Form 8-K, dated January 7, 2013, and incorporated herein by reference).

10.6*
First Supplemental Indenture, dated as of January 7, 2013, by and among FelCor, FelCor LP, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to FelCor's Form 8-K, dated January 7, 2013, and incorporated herein by reference).

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

* Previously filed.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) FelCor’s Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) FelCor’s Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012; (iv) FelCor’s Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012; (v) FelCor’s Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; (vi) FelCor LP’s Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (vii) FelCor LP’s Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (viii) FelCor LP’s Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the three months ended March 31, 2013 and 2012; (x) FelCor LP’s Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: May 6, 2013	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: May 6, 2013	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller