Form 10-Q
period 2013-06-30
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2013-08-02
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

At July 29, 2013, FelCor Lodging Trust Incorporated had issued and outstanding 124,125,625 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended June 30, 2013, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

The substantive difference between FelCor and FelCor LP filings is that FelCor is a REIT with publicly-traded equity, while FelCor LP is a partnership with no publicly-traded equity. This difference is reflected in the financial statements in the equity (or partners’ capital) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital). Apart from the different equity treatment, the consolidated financial statements for FelCor and FelCor LP are nearly identical, except the net income (loss) attributable to redeemable noncontrolling interests in FelCor LP is deducted from FelCor’s net income (loss) in order to arrive at net income (loss) attributable to FelCor common stockholders. The noncontrolling interest is included in net income (loss) attributable to FelCor LP common unitholders. The holders of noncontrolling interests in FelCor LP are unaffiliated with FelCor, and in aggregate, hold less than 1% of the operating partnership units.

We present the sections in this report combined unless separate disclosure is required for clarity.

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2013	December 31, 2012
Assets
Investment in hotels, net of accumulated depreciation of $945,192 and $929,298 at June 30, 2013 and December 31, 2012, respectively	$1,718,269	$1,794,564
Hotel development	170,084	146,079
Investment in unconsolidated entities	52,751	55,082
Hotel held for sale	19,252	—
Cash and cash equivalents	66,235	45,745
Restricted cash	77,881	77,927
Accounts receivable, net of allowance for doubtful accounts of $212 and $469 at June 30, 2013 and December 31, 2012, respectively	41,029	25,383
Deferred expenses, net of accumulated amortization of $17,052 and $13,820 at June 30, 2013 and December 31, 2012, respectively	32,543	34,262
Other assets	31,123	23,391
Total assets	$2,209,167	$2,202,433
Liabilities and Equity
Debt, net of discount of $7,606 and $10,318 at June 30, 2013 and December 31, 2012, respectively	$1,691,946	$1,630,525
Distributions payable	8,545	8,545
Accrued expenses and other liabilities	149,868	138,442
Total liabilities	1,850,359	1,777,512
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 621 units issued and outstanding at June 30, 2013 and December 31, 2012	3,672	2,902
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at June 30, 2013 and December 31, 2012	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at June 30, 2013 and December 31, 2012	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 124,122 and 124,117 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,241	1,241
Additional paid-in capital	2,354,659	2,353,581
Accumulated other comprehensive income	25,120	26,039
Accumulated deficit	(2,529,192)	(2,464,968)
Total FelCor stockholders’ equity	330,602	394,667
Noncontrolling interests in other partnerships	24,534	27,352
Total equity	355,136	422,019
Total liabilities and equity	$2,209,167	$2,202,433
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2013 and 2012
(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Hotel operating revenue	$247,977	$240,133	$464,642	$444,221
Other revenue	1,050	956	1,449	1,231
Total revenues	249,027	241,089	466,091	445,452
Expenses:
Hotel departmental expenses	88,011	83,336	171,216	160,825
Other property-related costs	62,650	60,699	124,648	120,059
Management and franchise fees	9,315	11,254	18,845	20,898
Taxes, insurance and lease expense	25,245	24,423	47,754	45,990
Corporate expenses	6,694	6,167	14,526	14,379
Depreciation and amortization	31,132	29,773	62,146	59,310
Impairment loss	27,706	—	27,706	—
Conversion expenses	587	—	1,215	—
Other expenses	3,916	800	4,737	1,763
Total operating expenses	255,256	216,452	472,793	423,224
Operating income (loss)	(6,229)	24,637	(6,702)	22,228
Interest expense, net	(26,574)	(30,933)	(53,057)	(61,328)
Debt extinguishment	—	(137)	—	(144)
Loss before equity in income from unconsolidated entities	(32,803)	(6,433)	(59,759)	(39,244)
Equity in income from unconsolidated entities	1,905	1,362	1,994	1,138
Loss from continuing operations	(30,898)	(5,071)	(57,765)	(38,106)
Income from discontinued operations	8,103	17,099	8,365	21,273
Net income (loss)	(22,795)	12,028	(49,400)	(16,833)
Net loss (income) attributable to noncontrolling interests in other partnerships	3,972	(148)	4,212	54
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	140	(11)	320	185
Net income (loss) attributable to FelCor	(18,683)	11,869	(44,868)	(16,594)
Preferred dividends	(9,678)	(9,678)	(19,356)	(19,356)
Net income (loss) attributable to FelCor common stockholders	$(28,361)	$2,191	$(64,224)	$(35,950)
Basic and diluted per common share data:
Loss from continuing operations	$(0.29)	$(0.12)	$(0.59)	$(0.46)
Net income (loss)	$(0.23)	$0.02	$(0.52)	$(0.29)
Basic and diluted weighted average common shares outstanding	123,814	123,638	123,814	123,651
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2013 and 2012
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$(22,795)	$12,028	$(49,400)	$(16,833)
Foreign currency translation adjustment	(567)	(317)	(924)	(9)
Comprehensive income (loss)	(23,362)	11,711	(50,324)	(16,842)
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	3,972	(148)	4,212	54
Comprehensive loss (income) attributable to redeemable noncontrolling interests in FelCor LP	143	(9)	325	185
Comprehensive income (loss) attributable to FelCor	$(19,247)	$11,554	$(45,787)	$(16,603)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2013 and 2012
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income		Noncontrolling Interests in Other Partnerships
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit		Comprehensive Loss	Total Equity
Balance at December 31, 2011	12,948	$478,774	124,281	$1,243	$2,353,251	$25,738	$(2,297,468)	$25,357		$586,895
Amortization of stock awards	—	—	—	—	432	—	—	—		432
Forfeiture of stock awards	—	—	(63)	(1)	193	—	(199)	—		(7)
Conversion of operating partnership units into common shares	—	—	9	—	33	—	—	—		33
Allocation to redeemable noncontrolling interests	—	—	—	—	(512)	—	—	—		(512)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	2,310		2,310
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(620)		(620)
Other	—	—	—	—	—	—	(4)	—		(4)
Preferred dividends:
$0.975 per Series A preferred share	—	—	—	—	—	—	(12,558)	—		(12,558)
$1.00 per Series C depositary preferred share	—	—	—	—	—	—	(6,798)	—		(6,798)
Comprehensive loss:
Foreign exchange translation	—	—	—	—	—	(9)	—	—	$(9)
Net loss	—	—	—	—	—	—	(16,594)	(54)	(16,648)
Comprehensive loss									$(16,657)	(16,657)
Balance at June 30, 2012	12,948	$478,774	124,227	$1,242	$2,353,397	$25,729	$(2,333,621)	$26,993		$552,514
Balance at December 31, 2012	12,948	$478,774	124,117	$1,241	$2,353,581	$26,039	$(2,464,968)	$27,352		$422,019
Issuance of stock awards	—	—	5	—	—	—	—	—		—
Stock awards - amortization and severance	—	—	—	—	2,173	—	—	—		2,173
Allocation to redeemable noncontrolling interests	—	—	—	—	(1,095)	—	—	—		(1,095)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	1,840		1,840
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(446)		(446)
Preferred dividends:
$0.975 per Series A preferred share	—	—	—	—	—	—	(12,558)	—		(12,558)
$1.00 per Series C depositary preferred share	—	—	—	—	—	—	(6,798)	—		(6,798)
Comprehensive loss:
Foreign exchange translation	—	—	—	—	—	(919)	—	—	$(919)
Net loss	—	—	—	—	—	—	(44,868)	(4,212)	(49,080)
Comprehensive loss									$(49,999)	(49,999)
Balance at June 30, 2013	12,948	$478,774	124,122	$1,241	$2,354,659	$25,120	$(2,529,192)	$24,534		$355,136

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(49,400)	$(16,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,194	64,781
Gain on sale of hotels, net	(7,259)	(16,719)
Amortization of deferred financing fees and debt discount	5,426	9,072
Amortization of fixed stock and directors’ compensation	3,150	2,538
Equity based severance	822	—
Equity in income from unconsolidated entites	(1,994)	(1,138)
Distributions of income from unconsolidated entities	2,384	2,098
Debt extinguishment	—	812
Impairment loss	27,706	1,335
Changes in assets and liabilities:
Accounts receivable	(15,803)	(3,776)
Other assets	(7,211)	(8,765)
Accrued expenses and other liabilities	8,256	(3,458)
Net cash flow provided by operating activities	29,271	29,947
Cash flows from investing activities:
Improvements and additions to hotels	(47,023)	(73,349)
Hotel development	(22,220)	(10,317)
Net proceeds from asset dispositions	20,479	100,406
Change in restricted cash – investing	46	463
Distributions from unconsolidated entities	3,441	9,103
Contributions to unconsolidated entities	(1,500)	—
Net cash flow provided by (used in) investing activities	(46,777)	26,306
Cash flows from financing activities:
Proceeds from borrowings	127,245	71,000
Repayment of borrowings	(68,535)	(137,758)
Payment of deferred financing fees	(2,698)	(1,453)
Distributions paid to noncontrolling interests	(446)	(620)
Contributions from noncontrolling interests	1,840	2,310
Distributions paid to preferred stockholders	(19,356)	(19,356)
Net cash flow provided by (used in) financing activities	38,050	(85,877)
Effect of exchange rate changes on cash	(54)	(35)
Net change in cash and cash equivalents	20,490	(29,659)
Cash and cash equivalents at beginning of periods	45,745	93,758
Cash and cash equivalents at end of periods	$66,235	$64,099

Supplemental cash flow information – interest paid, net of capitalized interest	$38,301	$54,586

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2013	2012
Assets
Investment in hotels, net of accumulated depreciation of $945,192 and $929,298 at June 30, 2013 and December 31, 2012, respectively	$1,718,269	$1,794,564
Hotel development	170,084	146,079
Investment in unconsolidated entities	52,751	55,082
Hotel held for sale	19,252	—
Cash and cash equivalents	66,235	45,745
Restricted cash	77,881	77,927
Accounts receivable, net of allowance for doubtful accounts of $212 and $469 at June 30, 2013 and December 31, 2012, respectively	41,029	25,383
Deferred expenses, net of accumulated amortization of $17,052 and $13,820 at June 30, 2013 and December 31, 2012, respectively	32,543	34,262
Other assets	31,123	23,391
Total assets	$2,209,167	$2,202,433
Liabilities and Partners’ Capital
Debt, net of discount of $7,606 and $10,318 at June 30, 2013 and December 31, 2012, respectively	$1,691,946	$1,630,525
Distributions payable	8,545	8,545
Accrued expenses and other liabilities	149,868	138,442
Total liabilities	1,850,359	1,777,512
Commitments and contingencies
Redeemable units, 621 units issued and outstanding at June 30, 2013 and December 31, 2012	3,672	2,902
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at June 30, 2013 and December 31, 2012	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at June 30, 2013 and December 31, 2012	169,412	169,412
Common units, 124,122 and 124,117 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively	(173,399)	(110,258)
Accumulated other comprehensive income	25,227	26,151
Total FelCor LP partners’ capital	330,602	394,667
Noncontrolling interests	24,534	27,352
Total partners’ capital	355,136	422,019
Total liabilities and partners’ capital	$2,209,167	$2,202,433

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2013 and 2012
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Hotel operating revenue	$247,977	$240,133	$464,642	$444,221
Other revenue	1,050	956	1,449	1,231
Total revenues	249,027	241,089	466,091	445,452
Expenses:
Hotel departmental expenses	88,011	83,336	171,216	160,825
Other property-related costs	62,650	60,699	124,648	120,059
Management and franchise fees	9,315	11,254	18,845	20,898
Taxes, insurance and lease expense	25,245	24,423	47,754	45,990
Corporate expenses	6,694	6,167	14,526	14,379
Depreciation and amortization	31,132	29,773	62,146	59,310
Impairment loss	27,706	—	27,706	—
Conversion expenses	587	—	1,215	—
Other expenses	3,916	800	4,737	1,763
Total operating expenses	255,256	216,452	472,793	423,224
Operating income (loss)	(6,229)	24,637	(6,702)	22,228
Interest expense, net	(26,574)	(30,933)	(53,057)	(61,328)
Debt extinguishment	—	(137)	—	(144)
Loss before equity in income from unconsolidated entities	(32,803)	(6,433)	(59,759)	(39,244)
Equity in income from unconsolidated entities	1,905	1,362	1,994	1,138
Loss from continuing operations	(30,898)	(5,071)	(57,765)	(38,106)
Income from discontinued operations	8,103	17,099	8,365	21,273
Net income (loss)	(22,795)	12,028	(49,400)	(16,833)
Net loss (income) attributable to noncontrolling interests	3,972	(148)	4,212	54
Net income (loss) attributable to FelCor LP	(18,823)	11,880	(45,188)	(16,779)
Preferred distributions	(9,678)	(9,678)	(19,356)	(19,356)
Net income (loss) attributable to FelCor LP common unitholders	$(28,501)	$2,202	$(64,544)	$(36,135)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.29)	$(0.12)	$(0.59)	$(0.46)
Net income (loss)	$(0.23)	$0.02	$(0.52)	$(0.29)
Basic and diluted weighted average common units outstanding	124,435	124,266	124,435	124,283
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2013 and 2012
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$(22,795)	$12,028	$(49,400)	$(16,833)
Foreign currency translation adjustment	(567)	(317)	(924)	(9)
Comprehensive income (loss)	(23,362)	11,711	(50,324)	(16,842)
Comprehensive loss (income) attributable to noncontrolling interests	3,972	(148)	4,212	54
Comprehensive income (loss) attributable to FelCor LP	$(19,390)	$11,563	$(46,112)	$(16,788)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2013 and 2012
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2011	$478,774	$56,916	$25,848	$25,357		$586,895
FelCor restricted stock compensation	—	425	—	—		425
Contributions	—	—	—	2,310		2,310
Distributions	—	(19,356)	—	(620)		(19,976)
Allocation to redeemable units	—	(294)	—	—		(294)
Other	—	(4)	—	—		(4)
Comprehensive loss:
Foreign exchange translation			(9)		$(9)
Net loss		(16,779)		(54)	(16,833)
Comprehensive loss					$(16,842)	(16,842)
Balance at June 30, 2012	$478,774	$20,908	$25,839	$26,993		$552,514

Balance at December 31, 2012	$478,774	$(110,258)	$26,151	$27,352		$422,019
FelCor restricted stock compensation	—	2,173	—	—		2,173
Contributions	—	—	—	1,840		1,840
Distributions	—	(19,356)	—	(446)		(19,802)
Allocation to redeemable units	—	(770)	—	—		(770)
Comprehensive loss:
Foreign exchange translation			(924)		$(924)
Net loss		(45,188)		(4,212)	(49,400)
Comprehensive loss					$(50,324)	(50,324)
Balance at June 30, 2013	$478,774	$(173,399)	$25,227	$24,534		$355,136

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(49,400)	$(16,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,194	64,781
Gain on sale of hotels, net	(7,259)	(16,719)
Amortization of deferred financing fees and debt discount	5,426	9,072
Amortization of fixed stock and directors’ compensation	3,150	2,538
Equity based severance	822	—
Equity in income from unconsolidated entites	(1,994)	(1,138)
Distributions of income from unconsolidated entities	2,384	2,098
Debt extinguishment	—	812
Impairment loss	27,706	1,335
Changes in assets and liabilities:
Accounts receivable	(15,803)	(3,776)
Other assets	(7,211)	(8,765)
Accrued expenses and other liabilities	8,256	(3,458)
Net cash flow provided by operating activities	29,271	29,947
Cash flows from investing activities:
Improvements and additions to hotels	(47,023)	(73,349)
Hotel development	(22,220)	(10,317)
Net proceeds from asset dispositions	20,479	100,406
Change in restricted cash – investing	46	463
Distributions from unconsolidated entities	3,441	9,103
Contributions to unconsolidated entities	(1,500)	—
Net cash flow provided by (used in) investing activities	(46,777)	26,306
Cash flows from financing activities:
Proceeds from borrowings	127,245	71,000
Repayment of borrowings	(68,535)	(137,758)
Payment of deferred financing fees	(2,698)	(1,453)
Distributions paid to noncontrolling interests	(446)	(620)
Contributions from noncontrolling interests	1,840	2,310
Distributions paid to preferred unitholders	(19,356)	(19,356)
Net cash flow provided by (used in) financing activities	38,050	(85,877)
Effect of exchange rate changes on cash	(54)	(35)
Net change in cash and cash equivalents	20,490	(29,659)
Cash and cash equivalents at beginning of periods	45,745	93,758
Cash and cash equivalents at end of periods	$66,235	$64,099

Supplemental cash flow information – interest paid, net of capitalized interest	$38,301	$54,586

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 64 hotels in continuing operations with 18,555 rooms at June 30, 2013. At June 30, 2013, we had an aggregate of 124,743,167 shares and units outstanding, consisting of 124,121,786 shares of FelCor common stock and 621,381 FelCor LP units not owned by FelCor.
Of the 64 hotels included in continuing operations, we owned a 100% interest in 46 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 13 hotels. We consolidate our real estate interests in the 51 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 63 of the 64 hotels in continuing operations to our taxable REIT subsidiaries, of which we own a controlling interest. One 50% owned hotel was operated without a lease. Because we owned controlling interests in these lessees, we consolidated our interests in these 63 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statements of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in each of the remaining 51 hotels (we consolidate our real estate interest in these hotels).
The following table illustrates the distribution of our 63 Consolidated Hotels at June 30, 2013:

Brand	Hotels	Rooms
Embassy Suites Hotels®	35	9,116
Wyndham® and Wyndham Grand®	8	2,526
Holiday Inn®	4	1,702
Sheraton® and Westin®	4	1,604
DoubleTree by Hilton® and Hilton®	6	1,450
Marriott® and Renaissance®	3	1,321
Fairmont®	1	383
Morgans and Royalton	2	282
Total	63	18,384
At June 30, 2013, our Consolidated Hotels were located in the United States (62 hotels in 22 states) and Canada (one hotel in Ontario), with concentrations in California (13 hotels), Florida (8 hotels) and Texas (7 hotels). Approximately 51% of our revenue was generated from hotels in these three states during the first six months of 2013.
At June 30, 2013, of our 63 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 40 hotels, (ii) subsidiaries of Wyndham Worldwide Corporation, or Wyndham, managed eight hotels, (iii) subsidiaries of InterContinental Hotels Group, or IHG, managed four hotels, (iv) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed four hotels, (v) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (vi) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, (vii) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (viii) an independent management company managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
In addition to the above hotels, we own a 95% interest in a consolidated joint venture that owns the Knickerbocker Hotel, a former hotel and office building, that is being redeveloped as a 4+ star hotel in midtown Manhattan and is expected to open in early 2014.
Effective January 1, 2013, our hotels managed by Marriott are accounted for on a 12 month calendar year basis as compared to a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31, as reported in 2012 and prior years. Our three and six month periods ending June 30, 2013 is reported on a calendar basis for our Marriott-managed hotels, which is consistent with the reporting periods for our other managed hotels. However, our three and six month periods ending June 30, 2012 includes the results of operations for the Marriott-managed hotels for the 12 and 24 week period, respectively, ending June 15, 2012. Prior year results have not been restated to reflect the reporting period transition as we do not believe the change in periods would result in a material difference for comparison of results year over year.
The information in our consolidated financial statements for the three and six months ended June 30, 2013 and 2012 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2013 and 2012, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities
We owned 50% interests in joint ventures that owned 13 hotels at June 30, 2013 and December 31, 2012. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	June 30,	December 31,
	2013	2012
Investment in hotels and other properties, net of accumulated depreciation	$149,647	$155,888
Total assets	$165,898	$170,477
Debt	$147,381	$148,395
Total liabilities	$152,362	$154,139
Equity	$13,536	$16,338

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$20,543	$19,605	$34,151	$32,937
Net income	$4,740	$3,655	$5,848	$4,136

Net income attributable to FelCor	$2,370	$1,827	$2,924	$2,068
Depreciation of cost in excess of book value	(465)	(465)	(930)	(930)
Equity in income from unconsolidated entities	$1,905	$1,362	$1,994	$1,138
The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	June 30,	December 31,
	2013	2012
Hotel-related investments	$(2,058)	$246
Cost in excess of book value of hotel investments	45,983	46,913
Land and condominium investments	8,826	7,923
	$52,751	$55,082
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Hotel investments	$1,883	$1,286	$2,591	$1,691
Other investments	22	76	(597)	(553)
Equity in income from unconsolidated entities	$1,905	$1,362	$1,994	$1,138

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt
Consolidated debt consisted of the following (dollars in thousands):

	Encumbered	Interest	Maturity	June 30,	December 31,
	Hotels	Rate (%)	Date	2013	2012
Line of credit	9	L + 3.375	June 2016(a)	$117,000	$56,000
Hotel mortgage debt
Mortgage debt(b)	5	6.66	June - August 2014	64,396	65,431
Mortgage debt	1	5.81	July 2016	10,157	10,405
Mortgage debt(b)	4	4.95	October 2022	127,289	128,066
Mortgage debt	1	4.94	October 2022	31,945	32,176
Senior notes
Senior secured notes	11	10.00	October 2014	226,298	223,586
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	10	5.625	March 2023	525,000	525,000
Other(c)	—	L + 1.25	May 2016	64,861	64,861
Total	47			$1,691,946	$1,630,525

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(c)
This loan is related to our Knickerbocker development project and is fully secured by restricted cash and a mortgage. Because we were able to assume an existing loan when we purchased this hotel, we were not required to pay any local mortgage recording tax. This loan, which allows us to borrow up to $85 million, can be extended for one year subject to satisfying certain conditions.

We reported $26.6 million and $30.9 million of interest expense for the three months ended June 30, 2013 and 2012, respectively, which is net of: (i) interest income of $22,000 and $35,000 and (ii) capitalized interest of $2.9 million and $3.3 million, respectively. We reported $53.1 million and $61.3 million of interest expense for the six months ended June 30, 2013 and 2012, respectively, which is net of: (i) interest income of $45,000 and $83,000 and (ii) capitalized interest of $5.7 million and $6.6 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Room revenue	$191,982	$186,906	$359,293	$345,656
Food and beverage revenue	43,397	38,632	81,367	72,974
Other operating departments	12,598	14,595	23,982	25,591
Total hotel operating revenue	$247,977	$240,133	$464,642	$444,221
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
Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended June 30,
	2013		2012
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$49,363	19.9%	$47,694	19.9%
Food and beverage	32,610	13.2	29,799	12.4
Other operating departments	6,038	2.4	5,843	2.4
Total hotel departmental expenses	$88,011	35.5%	$83,336	34.7%

	Six Months Ended June 30,
	2013		2012
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$96,091	20.7%	$91,853	20.7%
Food and beverage	63,655	13.7	57,732	13.0
Other operating departments	11,470	2.4	11,240	2.5
Total hotel departmental expenses	$171,216	36.8%	$160,825	36.2%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)
Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Three Months Ended June 30,
	2013		2012
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$21,116	8.5%	$20,762	8.6%
Marketing	20,424	8.2	19,191	8.0
Repair and maintenance	11,755	4.7	11,562	4.8
Utilities	9,355	3.9	9,184	3.9
Total other property-related costs	$62,650	25.3%	$60,699	25.3%

	Six Months Ended June 30,
	2013		2012
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$41,896	9.0%	$40,438	9.1%
Marketing	40,359	8.7	38,181	8.6
Repair and maintenance	23,811	5.1	23,068	5.2
Utilities	18,582	4.0	18,372	4.1
Total other property-related costs	$124,648	26.8%	$120,059	27.0%

In March 2013, we rebranded and transitioned management at eight core Holiday Inn hotels located in strategic markets to Wyndham brands. Wyndham's parent guaranteed a minimum level of net operating profit for each year of the ten year term under this management agreement subject to an aggregate $100 million limit over the term, with an annual limit of $21.5 million. Amounts recorded under this provision will be accounted for, to the extent available, as a reduction in the fees paid to Wyndham under the terms of the management agreement. Any amounts in excess of those fees will be recorded as revenue when earned. For March through June 2013 (the first four months during which Wyndham managed the hotels for FelCor), we have recorded a $2.7 million pro rata portion of the projected full-year guarantee as a reduction of Wyndham's contractual management and other fees.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Hotel lease expense(a)	$12,166	$11,236	$21,723	$20,429
Land lease expense(b)	2,772	2,800	5,166	5,187
Real estate and other taxes	7,915	7,629	15,742	15,400
Property insurance, general liability insurance and other	2,392	2,758	5,123	4,974
Total taxes, insurance and lease expense	$25,245	$24,423	$47,754	$45,990

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities and is partially (generally 49%) offset through noncontrolling interests in other partnerships. Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $6.7 million and $5.8 million for the three months ended June 30, 2013 and 2012, respectively, and $10.8 million and $9.6 million for the six months ended June 30, 2013 and 2012, respectively.

(b)
Land lease expense includes percentage rent of $1.3 million and $1.5 million for the three months ended June 30, 2013 and 2012, respectively, and $2.3 million and $2.4 million for the six months ended June 30, 2013 and 2012, respectively.

6.	Impairment

Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider each hotel to be a component for purposes of determining impairment charges and reporting discontinued operations.

We may record impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and/or lodging industry weakens, or we shorten our contemplated holding period for additional hotels. For the quarter ended June 30, 2013, we recorded a $27.7 million impairment charge related to three hotels included in continuing operations. For the quarter ended June 30, 2012, we recorded a $1.3 million impairment charge related to one hotel included in discontinued operations.

A portion ($3.3 million relating to one of the three impaired hotels) of the impairment charges recorded in the second quarter of 2013, as well as the second quarter 2012 impairment charge, were based on third-party offers to purchase (a Level 2 input under authoritative guidance for fair value measurements) at prices below our previously estimated fair market values for those properties. These are hotels we had identified as sale candidates in prior years, reducing their estimated hold period at that time.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Impairment – (continued)

As part of our long-term strategic plan, we may identify hotels that no longer meet our investment criteria. We have identified two additional such hotels, thereby significantly reducing their respective estimated hold periods, resulting in impairments on both hotels during the second quarter of 2013. A portion ($24.4 million) of the second quarter 2013 impairment charges relates to these hotels and was determined using Level 3 inputs, as follows:

•
with respect to one hotel, we used a discounted cash flow analysis with an estimated stabilized growth rate of 3.0%, a discounted cash flow term of five years, a terminal capitalization rate of 8.0%, and a discount rate of 10.0%; and

•	with respect to the other hotel, we used information based on EBITDA multiples ranging from 10 to 12 times.

7.	Discontinued Operations

We had one hotel held for sale at June 30, 2013. We designate a hotel as held for sale when the sale is probable within the next twelve months. We consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale, and we have received a substantial non-refundable deposit.

Discontinued operations primarily include results of operations for one hotel designated as held for sale at June 30, 2013, one hotel sold in the second quarter of 2013 and ten hotels sold in 2012. The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Hotel operating revenue	$3,688	$23,804	$7,313	$55,247
Operating expenses(a)	(2,844)	(21,511)	(6,207)	(47,413)
Operating income from discontinued operations	844	2,293	1,106	7,834
Interest expense, net	—	(1,245)	—	(2,612)
Debt extinguishment	—	(668)	—	(668)
Gain on sale of hotels, net	7,259	16,719	7,259	16,719
Income from discontinued operations	$8,103	$17,099	$8,365	$21,273

(a) Includes an impairment charge of $1.3 million for the three and six months ended June 30, 2012.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income (Loss) Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to FelCor	$(18,683)	$11,869	$(44,868)	$(16,594)
Discontinued operations attributable to FelCor	(8,063)	(17,014)	(8,324)	(21,166)
Loss from continuing operations attributable to FelCor	(26,746)	(5,145)	(53,192)	(37,760)
Less: Preferred dividends	(9,678)	(9,678)	(19,356)	(19,356)
Less: Undistributed earnings allocated to unvested restricted stock	—	(10)	—	—
Numerator for continuing operations attributable to FelCor common stockholders	(36,424)	(14,833)	(72,548)	(57,116)
Discontinued operations attributable to FelCor	8,063	17,014	8,324	21,166
Numerator for basic and diluted income (loss) attributable to FelCor common stockholders	$(28,361)	$2,181	$(64,224)	$(35,950)
Denominator:
Denominator for basic and diluted income (loss) per share	123,814	123,638	123,814	123,651
Basic and diluted income (loss) per share data:
Loss from continuing operations	$(0.29)	$(0.12)	$(0.59)	$(0.46)
Discontinued operations	$0.07	$0.14	$0.07	$0.17
Net income (loss)	$(0.23)	$0.02	$(0.52)	$(0.29)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income (Loss) Per Share/Unit — (continued)

FelCor LP Income (Loss) Per Unit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to FelCor LP	$(18,823)	$11,880	$(45,188)	$(16,779)
Discontinued operations attributable to FelCor LP	(8,103)	(17,099)	(8,365)	(21,273)
Loss from continuing operations attributable to FelCor LP	(26,926)	(5,219)	(53,553)	(38,052)
Less: Preferred distributions	(9,678)	(9,678)	(19,356)	(19,356)
Less: Undistributed earnings allocated to FelCor’s unvested restricted stock	—	(10)	—	—
Numerator for continuing operations attributable to FelCor LP common unitholders	(36,604)	(14,907)	(72,909)	(57,408)
Discontinued operations attributable to FelCor LP	8,103	17,099	8,365	21,273
Numerator for basic and diluted income (loss) attributable to FelCor common unitholders	$(28,501)	$2,192	$(64,544)	$(36,135)
Denominator:
Denominator for basic and diluted income (loss) per unit	124,435	124,266	124,435	124,283
Basic and diluted income (loss) per unit data:
Loss from continuing operations	$(0.29)	$(0.12)	$(0.59)	$(0.46)
Discontinued operations	$0.07	$0.14	$0.07	$0.17
Net income (loss)	$(0.23)	$0.02	$(0.52)	$(0.29)

Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted income (loss) per share/unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Series A convertible preferred shares/units	9,985	9,985	9,985	9,985
FelCor restricted stock units	576	—	373	—

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended June 30, 2013 and 2012, and $12.6 million for the six months ended June 30, 2013 and 2012.

In February 2013, our executive officers were granted restricted stock units providing them with the potential to earn up to 1,250,000 common shares, collectively, vesting in three increments over four years, based on total stockholder return relative to a group of 10 lodging REIT peers. The fixed cost of these grants is amortized over the vesting period, and the potential impact of these restricted stock units on our earnings per share, had they been dilutive, was calculated using the treasury stock method.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Fair Value of Financial Instruments

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of June 30, 2013. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 2 input) and has an estimated fair value of $1.3 billion at June 30, 2013 and December 31, 2012; and (iii) our debt that is not publicly-traded is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $417.6 million and $369.6 million at June 30, 2013 and December 31, 2012, respectively. The estimated fair value of all our debt was $1.7 billion at June 30, 2013 and December 31, 2012. The carrying value of our debt was $1.7 billion and $1.6 billion at June 30, 2013 and December 31, 2012, respectively.

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

At June 30, 2013, we had 621,381 limited partnership units outstanding. We carried 367,647 outstanding limited partner units (which were issued in May 2011) at $2.2 million, and the remaining 253,734 outstanding units of limited partner interest were carried at $1.5 million. The current value of the outstanding units is based on the closing price of FelCor’s common stock at June 30, 2013 ($5.91 per share).

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units - (continued)

Changes in redeemable noncontrolling interests (or redeemable units) for the six months ended June 30, 2013 and 2012 are shown below (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Balance at beginning of period	$2,902	$3,026
Conversion of units	—	(33)
Redemption value allocation	1,095	512
Comprehensive loss:
Foreign exchange translation	(5)	—
Net loss	(320)	(185)
Balance at end of period	$3,672	$3,320

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

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$57,335	$1,076,243	$584,691	$—	$1,718,269
Hotel development	—	—	170,084	—	170,084
Equity investment in consolidated entities	1,505,974	—	—	(1,505,974)	—
Investment in unconsolidated entities	38,909	12,463	1,379	—	52,751
Hotel held for sale	—	22	19,230	—	19,252
Cash and cash equivalents	14,172	42,353	9,710	—	66,235
Restricted cash	—	7,230	70,651	—	77,881
Accounts receivable, net	206	39,905	918	—	41,029
Deferred expenses, net	22,223	—	10,320	—	32,543
Other assets	11,093	14,408	5,622	—	31,123

Total assets	$1,649,912	$1,192,624	$872,605	$(1,505,974)	$2,209,167

Debt, net	$1,276,298	$—	$415,648	$—	$1,691,946
Distributions payable	8,545	—	—	—	8,545
Accrued expenses and other liabilities	30,795	108,237	10,836	—	149,868

Total liabilities	1,315,638	108,237	426,484	—	1,850,359

Redeemable units	3,672	—	—	—	3,672

Preferred units	478,774	—	—	—	478,774
Common units	(148,172)	1,059,304	421,443	(1,505,974)	(173,399)
Accumulated other comprehensive income	—	25,227	—	—	25,227
Total FelCor LP partners’ capital	330,602	1,084,531	421,443	(1,505,974)	330,602
Noncontrolling interests	—	(144)	24,678	—	24,534
Total partners’ capital	330,602	1,084,387	446,121	(1,505,974)	355,136
Total liabilities and partners’ capital	$1,649,912	$1,192,624	$872,605	$(1,505,974)	$2,209,167

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$247,977	$—	$—	$247,977
Percentage lease revenue	2,322	—	23,679	(26,001)	—
Other revenue	2	918	130	—	1,050
Total revenues	2,324	248,895	23,809	(26,001)	249,027

Expenses:
Hotel operating expenses	—	159,976	—	—	159,976
Taxes, insurance and lease expense	481	47,144	3,621	(26,001)	25,245
Corporate expenses	272	4,811	1,611	—	6,694
Depreciation and amortization	1,427	18,205	11,500	—	31,132
Impairment loss	17,559	—	10,147	—	27,706
Conversion expenses	4	292	291	—	587
Other expenses	2,754	843	319	—	3,916
Total operating expenses	22,497	231,271	27,489	(26,001)	255,256
Operating loss	(20,173)	17,624	(3,680)	—	(6,229)
Interest expense, net	(21,380)	(319)	(4,875)	—	(26,574)
Loss before equity in income from unconsolidated entities	(41,553)	17,305	(8,555)	—	(32,803)
Equity in loss from consolidated entities	21,183	—	—	(21,183)	—
Equity in income from unconsolidated entities	1,547	369	(11)	—	1,905
Loss from continuing operations	(18,823)	17,674	(8,566)	(21,183)	(30,898)
Income from discontinued operations	—	(194)	8,297	—	8,103
Net loss	(18,823)	17,480	(269)	(21,183)	(22,795)
Loss attributable to noncontrolling interests	—	(16)	3,988	—	3,972
Net loss attributable to FelCor LP	(18,823)	17,464	3,719	(21,183)	(18,823)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(28,501)	$17,464	$3,719	$(21,183)	$(28,501)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$240,133	$—	$—	$240,133
Percentage lease revenue	1,578	—	30,939	(32,517)	—
Other revenue	4	823	129	—	956
Total revenues	1,582	240,956	31,068	(32,517)	241,089

Expenses:
Hotel operating expenses	—	155,289	—	—	155,289
Taxes, insurance and lease expense	443	52,881	3,616	(32,517)	24,423
Corporate expenses	(1,650)	5,001	2,816	—	6,167
Depreciation and amortization	1,143	15,422	13,208	—	29,773
Other expenses	59	672	69	—	800
Total operating expenses	(5)	229,265	19,709	(32,517)	216,452
Operating income	1,587	11,691	11,359	—	24,637
Interest expense, net	(21,297)	(3,991)	(5,645)	—	(30,933)
Debt extinguishment	—	(26)	(111)	—	(137)
Loss before equity in income from unconsolidated entities	(19,710)	7,674	5,603	—	(6,433)
Equity in loss from consolidated entities	30,628	—	—	(30,628)	—
Equity in income from unconsolidated entities	985	388	(11)	—	1,362
Loss from continuing operations	11,903	8,062	5,592	(30,628)	(5,071)
Income from discontinued operations	(23)	(2,921)	20,043	—	17,099
Net income	11,880	5,141	25,635	(30,628)	12,028
Income attributable to noncontrolling interests	—	24	(172)	—	(148)
Net income attributable to FelCor LP	11,880	5,165	25,463	(30,628)	11,880
Preferred distributions	(9,678)	—	—	—	(9,678)
Net income attributable to FelCor LP common unitholders	$2,202	$5,165	$25,463	$(30,628)	$2,202

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$464,642	$—	$—	$464,642
Percentage lease revenue	3,584	—	48,902	(52,486)	—
Other revenue	5	1,251	193	—	1,449
Total revenues	3,589	465,893	49,095	(52,486)	466,091

Expenses:
Hotel operating expenses	—	314,709	—	—	314,709
Taxes, insurance and lease expense	785	92,325	7,130	(52,486)	47,754
Corporate expenses	380	10,355	3,791	—	14,526
Depreciation and amortization	2,677	36,137	23,332	—	62,146
Impairment loss	17,559	—	10,147	—	27,706
Conversion expenses	24	682	509	—	1,215
Other expenses	2,777	1,360	600	—	4,737
Total operating expenses	24,202	455,568	45,509	(52,486)	472,793
Operating loss	(20,613)	10,325	3,586	—	(6,702)
Interest expense, net	(42,985)	(622)	(9,450)	—	(53,057)
Loss before equity in income from unconsolidated entities	(63,598)	9,703	(5,864)	—	(59,759)
Equity in loss from consolidated entities	16,558	—	—	(16,558)	—
Equity in income from unconsolidated entities	1,852	165	(23)	—	1,994
Loss from continuing operations	(45,188)	9,868	(5,887)	(16,558)	(57,765)
Income from discontinued operations	—	(474)	8,839	—	8,365
Net loss	(45,188)	9,394	2,952	(16,558)	(49,400)
Loss attributable to noncontrolling interests	—	240	3,972	—	4,212
Net loss attributable to FelCor LP	(45,188)	9,634	6,924	(16,558)	(45,188)
Preferred distributions	(19,356)	—	—	—	(19,356)
Net loss attributable to FelCor LP common unitholders	$(64,544)	$9,634	$6,924	$(16,558)	$(64,544)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2012

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$444,221	$—	$—	$444,221
Percentage lease revenue	2,826	—	60,871	(63,697)	—
Other revenue	5	1,043	183	—	1,231
Total revenues	2,831	445,264	61,054	(63,697)	445,452

Expenses:
Hotel operating expenses	—	301,782	—	—	301,782
Taxes, insurance and lease expense	746	101,185	7,756	(63,697)	45,990
Corporate expenses	194	8,958	5,227	—	14,379
Depreciation and amortization	2,275	30,583	26,452	—	59,310
Other expenses	477	1,180	106	—	1,763
Total operating expenses	3,692	443,688	39,541	(63,697)	423,224
Operating income	(861)	1,576	21,513	—	22,228
Interest expense, net	(42,374)	(8,082)	(10,872)	—	(61,328)
Debt extinguishment	(7)	(26)	(111)	—	(144)
Loss before equity in income from unconsolidated entities	(43,242)	(6,532)	10,530	—	(39,244)
Equity in loss from consolidated entities	25,490	—	—	(25,490)	—
Equity in income from unconsolidated entities	1,018	143	(23)	—	1,138
Loss from continuing operations	(16,734)	(6,389)	10,507	(25,490)	(38,106)
Income from discontinued operations	(45)	(3,324)	24,642	—	21,273
Net loss	(16,779)	(9,713)	35,149	(25,490)	(16,833)
Loss attributable to noncontrolling interests	—	289	(235)	—	54
Net loss attributable to FelCor LP	(16,779)	(9,424)	34,914	(25,490)	(16,779)
Preferred distributions	(19,356)	—	—	—	(19,356)
Net loss attributable to FelCor LP common unitholders	$(36,135)	$(9,424)	$34,914	$(25,490)	$(36,135)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(18,823)	$17,480	$(269)	$(21,183)	$(22,795)
Foreign currency translation adjustment	—	(567)	—	—	(567)
Comprehensive loss	(18,823)	16,913	(269)	(21,183)	(23,362)
Comprehensive loss attributable to noncontrolling interests	—	(16)	3,988	—	3,972
Comprehensive loss attributable to FelCor LP	$(18,823)	$16,897	$3,719	$(21,183)	$(19,390)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$11,880	$5,141	$25,635	$(30,628)	$12,028
Foreign currency translation adjustment	—	(317)	—	—	(317)
Comprehensive income	11,880	4,824	25,635	(30,628)	11,711
Comprehensive income attributable to noncontrolling interests	—	24	(172)	—	(148)
Comprehensive income attributable to FelCor LP	$11,880	$4,848	$25,463	$(30,628)	$11,563

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(45,188)	$9,394	$2,952	$(16,558)	$(49,400)
Foreign currency translation adjustment	—	(924)	—	—	(924)
Comprehensive loss	(45,188)	8,470	2,952	(16,558)	(50,324)
Comprehensive loss attributable to noncontrolling interests	—	240	3,972	—	4,212
Comprehensive loss attributable to FelCor LP	$(45,188)	$8,710	$6,924	$(16,558)	$(46,112)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(16,779)	$(9,713)	$35,149	$(25,490)	$(16,833)
Foreign currency translation adjustment	—	(9)	—	—	(9)
Comprehensive loss	(16,779)	(9,722)	35,149	(25,490)	(16,842)
Comprehensive loss attributable to noncontrolling interests	—	289	(235)	—	54
Comprehensive loss attributable to FelCor LP	$(16,779)	$(9,433)	$34,914	$(25,490)	$(16,788)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(30,682)	$40,893	$19,060	$—	$29,271
Investing activities:
Improvements and additions to hotels	2,689	(30,529)	(19,183)	—	(47,023)
Hotel development	—	—	(22,220)	—	(22,220)
Net proceeds from asset dispositions	(5)	(1,252)	21,736	—	20,479
Distributions from unconsolidated entities	3,066	375	—	—	3,441
Contributions to unconsolidated entities	—	(1,500)	—	—	(1,500)
Intercompany financing	52,477	—	—	(52,477)	—
Other	—	1,824	(1,778)	—	46
Cash flows from investing activities	58,227	(31,082)	(21,445)	(52,477)	(46,777)
Financing activities:
Proceeds from borrowings	—	—	127,245	—	127,245
Repayment of borrowings	—	—	(68,535)	—	(68,535)
Distributions paid to preferred unitholders	(19,356)	—	—	—	(19,356)
Intercompany financing	—	1,799	(54,276)	52,477	—
Other	(2,329)	372	653	—	(1,304)
Cash flows from financing activities	(21,685)	2,171	5,087	52,477	38,050
Effect of exchange rate changes on cash	—	(54)	—	—	(54)
Change in cash and cash equivalents	5,860	11,928	2,702	—	20,490
Cash and cash equivalents at beginning of period	8,312	30,425	7,008	—	45,745
Cash and cash equivalents at end of period	$14,172	$42,353	$9,710	$—	$66,235

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(43,758)	$20,608	$53,097	$—	$29,947
Investing activities:
Improvements and additions to hotels	(6,478)	(44,236)	(22,635)	—	(73,349)
Hotel development	—	—	(10,317)	—	(10,317)
Net proceeds from asset dispositions	(14)	8,190	92,230	—	100,406
Distributions from unconsolidated entities	8,728	375	—	—	9,103
Intercompany financing	59,353	—	—	(59,353)	—
Other	—	1,769	(1,306)	—	463
Cash flows from investing activities	61,589	(33,902)	57,972	(59,353)	26,306
Financing activities:
Proceeds from borrowings	—	—	71,000	—	71,000
Repayment of borrowings	(96)	(16,312)	(121,350)	—	(137,758)
Distributions paid to preferred unitholders	(19,356)	—	—	—	(19,356)
Intercompany financing	—	304	(59,657)	59,353	—
Other	—	1,559	(1,322)	—	237
Cash flows from financing activities	(19,452)	(14,449)	(111,329)	59,353	(85,877)
Effect of exchange rate changes on cash	—	(35)	—	—	(35)
Change in cash and cash equivalents	(1,621)	(27,778)	(260)	—	(29,659)
Cash and cash equivalents at beginning of period	23,503	67,001	3,254	—	93,758
Cash and cash equivalents at end of period	$21,882	$39,223	$2,994	$—	$64,099

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Lodging demand growth remains strong and supply growth remains historically low, which should provide for sustainable revenue per available room (“RevPAR”) growth throughout 2013. The RevPAR for our 55 comparable hotels (our Consolidated Hotels excluding the Wyndham portfolio) increased 5.7% in the second quarter of 2013 compared to the same period last year. Overall, for all of our hotels, RevPAR grew 2.1% in the second quarter of 2013 compared to the same period last year, driven primarily by a 2.5% increase in average daily rate (“ADR”) coupled with a slight decrease (30 basis points) in occupancy.
RevPAR for the Wyndham portfolio declined 17.0% for the second quarter compared to the same period last year. This decline reflects the immediate impact from changing brands and management companies, including related renovations. We expect the performance of our Wyndham portfolio to improve meaningfully throughout the year as transitional disruption subsides. In addition, as previously disclosed, Wyndham’s parent has guaranteed a minimum level of net operating profit for each year of the ten year term. Wyndham’s payments under this guarantee are subject to an aggregate $100 million limit over the term, with an annual limit of $21.5 million. For March through June 2013 (the first four months during which Wyndham managed the hotels for FelCor), we have recorded a $2.7 million pro rata portion of the projected full-year guarantee as a reduction of Wyndham's contractual management and other fees.
To date, we have sold 21 of 39 non-strategic hotels as part of our portfolio repositioning plan. We are currently marketing nine non-strategic hotels, of which we are evaluating offers or have agreed to sell five, including three under contract. The other nine non-strategic hotels are owned by joint ventures, and we are progressing on discussions with our partners to facilitate marketing those properties.
Results of Operations
Comparison of the Three Months ended June 30, 2013 and 2012
For the three months ended June 30, 2013, we recorded a $22.8 million net loss compared to net income of $12.0 million for the same period last year. Our 2013 net loss included $27.7 million of impairment charges on three hotels included in continuing operations, offset by a $7.3 million net gain on sale of hotels included in discontinued operations (primarily from the sale of one hotel). Our 2012 net income included a $1.3 million impairment charge for one hotel offset by a $16.7 million net gain on the sale of hotels, all of which are included in discontinued operations.
For the three months ended June 30, 2013:

•
Total revenue was $249.0 million, 3.3% more than last year. The increase was driven by a 2.1% increase in same-store RevPAR, reflecting a 2.5% increase in ADR offset by a 30 basis point decrease in occupancy.

•
Hotel departmental expenses increased $4.7 million. As a percentage of total revenue, hotel departmental expenses increased from 34.6% last year to 35.3% in the current period. This increase was primarily driven by low profitability margins at the eight transitioning Wyndham hotels.

•
Other property-related costs increased $2.0 million due to higher costs associated with our sales efforts and marketing programs, in addition to higher credit card commissions resulting from a shift in customer mix at our hotels. As a percentage of total revenue, other property-related costs was 25.2%, which is consistent with last year.

•
Management and franchise fees decreased $1.9 million. While revenue increased in 2013, fees declined because fewer properties paid incentive fees as a consequence of converting eight hotels to Wyndham brands and management on March 1, 2013. Wyndham charges lower management fees than the previous management company. In addition, Wyndham’s guarantee of a minimum level of net operating profit reduces Wyndham’s contractual management fees. As a percentage of total revenue, these costs decreased from 4.7% last year to 3.7% in the current period.

•
Taxes, insurance and lease expense increased $822,000 and remained relatively flat as a percentage of total revenue. The increase reflects a combination of higher percentage lease expense (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate than other expenses), higher property taxes (last year we achieved significant reductions after appeals), and lower general liability insurance (reflecting a more favorable claims experience).

•
Corporate expenses increased $527,000 (increasing as a percentage of total revenue from 2.6% to 2.7%). This increase primarily reflects additional fixed and variable stock compensation expense associated with our incentive compensation awards.

•	Depreciation and amortization expense increased $1.4 million, primarily reflecting additional depreciation after investing $121.5 million of capital in our hotels in 2012.

•
Impairment loss. For the three months ended June 30, 2013, we recorded $27.7 million of impairment charges for three hotels, one of which is currently under contract to be sold. The charges incurred for the remaining two hotels result from reduced estimated hold periods.

•	Conversion expenses. We converted eight hotels to Wyndham brands and management in March 2013. We classified those expenses as conversion expense in our 2013 statements of operations.

•	Other expenses increased $3.1 million compared to the same period in 2012, primarily due to severance costs for a departing executive officer.

•
Net interest expense decreased $4.4 million, primarily reflecting our lower average interest rate. Lower interest rates in 2013 are partially offset by an increase in average debt for the period, as well as less capitalized interest attributable to renovation and redevelopment projects.

•
Discontinued operations include the results of operations for one hotel designated as held for sale at June 30, 2013, one hotel sold in 2013 and ten hotels sold in 2012. Discontinued operations in 2013 included a $7.3 million net gain (primarily related to the sale of one hotel). Discontinued operations for 2012 primarily consisted of a $16.7 million net gain on the sales of six hotels, a $1.3 million impairment loss and $668,000 of debt extinguishment charges.

Comparison of the Six Months ended June 30, 2013 and 2012
For the six months ended June 30, 2013, we recorded a $49.4 million net loss compared to a $16.8 million net loss for the same period last year. Our 2013 net loss included $27.7 million of impairment charges on three hotels included in continuing operations, offset by a $7.3 million net gain on sale of hotels included in discontinued operations (primarily from the sale of one hotel). Our 2012 net loss included a $1.3 million impairment charge for one hotel offset by a $16.7 million net gain on sale of hotels, all of which are included in discontinued operations.
For the six months ended June 30, 2013:

•
Total revenue was $466.1 million, 4.6% more than last year. The increase was driven by a 3.7% increase in same-store RevPAR, reflecting a 3.6% increase in ADR and a 10 basis point increase in occupancy.

•
Hotel departmental expenses increased $10.4 million. As a percentage of total revenue, hotel departmental expenses increased from 36.1% last year to 36.7% in the current period. This increase was primarily driven by low profitability margins at the eight transitioning Wyndham hotels and the reopening of our food and beverage outlets at the Fairmont Copley Plaza. Food and beverage operations generally have much higher expenses as a percentage of revenue than the rooms department.

•
Other property-related costs increased $4.6 million due to a combination of higher costs associated with our sales efforts and marketing programs, in addition to higher credit card commissions resulting from a shift in customer mix at our hotels. As a percentage of total revenue, other property-related costs decreased from 27.0% last year to 26.7% in the current period. This improvement primarily reflects revenue increases driven by ADR as opposed to occupancy.

•
Management and franchise fees decreased $2.1 million. While revenue increased in 2013, fees declined because fewer properties paid incentive fees as a consequence of converting eight hotels to Wyndham brands and management on March 1, 2013. Wyndham charges lower management fees than the previous management company. In addition, Wyndham’s guarantee of a minimum level of net operating profit reduces Wyndham’s contractual management fees. As a percentage of total revenue, these costs decreased from 4.7% last year to 4.0% in the current period.

•
Taxes, insurance and lease expense increased $1.8 million and remained relatively flat as a percentage of total revenue. The increase reflects a combination of higher percentage lease expense (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate than other expenses) and higher property taxes (last year we achieved significant reductions after appeals).

•	Depreciation and amortization expense increased $2.8 million, primarily reflecting additional depreciation after investing $121.5 million of capital in our hotels in 2012.

•
Impairment loss. For the six months ended June 30, 2013, we recorded $27.7 million of impairment charges for three hotels, one of which is currently under contract to be sold. The charges incurred for the remaining two hotels result from reduced estimated hold periods.

•	Conversion expenses. We converted eight hotels to Wyndham brands and management in March 2013. We classified those expenses as conversion expense in our 2013 statements of operations.

•	Other expenses increased $3.0 million compared to the same period in 2012, primarily due to severance costs for a departing executive officer.

•
Net interest expense decreased $8.3 million, primarily reflecting our lower average interest rate. Lower interest rates in 2013 are partially offset by an increase in average debt for the period, as well as less capitalized interest attributable to renovation and redevelopment projects.

•
Discontinued operations include the results of operations for one hotel designated as held for sale at June 30, 2013, one hotel sold in 2013 and ten hotels sold in 2012. Discontinued operations in 2013 included a $7.3 million net gain (primarily related to the sale of one hotel). Discontinued operations for 2012 primarily consisted of a $16.7 million net gain on the sales of six hotels, a $1.3 million impairment loss and $668,000 of debt extinguishment charges.

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

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended June 30,
	2013			2012
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(22,795)			$12,028
Noncontrolling interests	4,112			(159)
Preferred dividends	(9,678)			(9,678)
Net income (loss) attributable to FelCor common stockholders	(28,361)			2,191
Less: Undistributed earnings allocated to unvested restricted stock	—			(10)
Numerator for basic and diluted income (loss) available to common stockholders	(28,361)	123,814	$(0.23)	2,181	123,638	$0.02
Depreciation and amortization	31,132	—	0.25	29,773	—	0.24
Depreciation, discontinued operations and unconsolidated entities	3,214	—	0.03	4,844	—	0.04
Impairment loss, net of noncontrolling interests in other partnerships	23,647	—	0.19	—	—	—
Impairment loss, discontinued operations	—	—	—	1,335	—	0.01
Gain on sale of hotels, net	(7,259)	—	(0.06)	(16,719)	—	(0.14)
Noncontrolling interests in FelCor LP	(140)	621	—	11	628	—
Undistributed earnings allocated to unvested restricted stock	—	—	—	10	—	—
Conversion of unvested restricted stock	—	792	—	—	278	—
FFO	22,233	125,227	0.18	21,435	124,544	0.17
Acquisition costs	—	—	—	59	—	—
Debt extinguishment, including discontinued operations	—	—	—	805	—	0.01
Severance costs	2,791	—	0.02	—	—	—
Conversion expenses	587	—	0.01	—	—	—
Variable stock compensation	121	—	—	—	—	—
Pre-opening costs, net of noncontrolling interests	322	—	—	43	—	—
Adjusted FFO	$26,054	125,227	$0.21	$22,342	124,544	$0.18

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Six Months Ended June 30,
	2013			2012
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(49,400)			$(16,833)
Noncontrolling interests	4,532			239
Preferred dividends	(19,356)			(19,356)
Net loss attributable to FelCor common stockholders	(64,224)	123,814	$(0.52)	(35,950)	123,651	$(0.29)
Depreciation and amortization	62,146	—	0.50	59,310	—	0.48
Depreciation, discontinued operations and unconsolidated entities	6,478	—	0.05	11,136	—	0.09
Impairment loss, net of noncontrolling interests in other partnerships	23,647	—	0.19	—	—	—
Impairment loss, discontinued operations	—	—	—	1,335	—	0.01
Gain on sale of hotels, net	(7,259)	—	(0.06)	(16,719)	—	(0.14)
Noncontrolling interests in FelCor LP	(320)	621	—	(185)	632	—
Conversion of unvested restricted stock	—	565	—	—	233	—
FFO	20,468	125,000	0.16	18,927	124,516	0.15
Acquisition costs	23	—	—	97	—	—
Debt extinguishment, including discontinued operations	—	—	—	812	—	0.01
Severance costs	2,791	—	0.02	380	—	—
Conversion expenses	1,215	—	0.01	—	—	—
Variable stock compensation	223	—	—	—	—	—
Pre-opening costs, net of noncontrolling interests	563	—	0.01	43	—	—
Adjusted FFO	$25,283	125,000	$0.20	$20,259	124,516	$0.16

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Same-Store Adjusted EBITDA
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$(22,795)	$12,028	$(49,400)	$(16,833)
Depreciation and amortization	31,132	29,773	62,146	59,310
Depreciation, discontinued operations and unconsolidated entities	3,214	4,844	6,478	11,136
Interest expense	26,596	30,968	53,102	61,411
Interest expense, discontinued operations and unconsolidated entities	680	1,943	1,352	3,987
Noncontrolling interests in other partnerships	3,972	(148)	4,212	54
EBITDA	42,799	79,408	77,890	119,065
Impairment loss, net of noncontrolling interests in other partnerships	23,647	—	23,647	—
Impairment loss, discontinued operations	—	1,335	—	1,335
Debt extinguishment, including discontinued operations	—	805	—	812
Acquisition costs	—	59	23	97
Gain on sale of hotels, net	(7,259)	(16,719)	(7,259)	(16,719)
Amortization of fixed stock and directors’ compensation	1,572	1,242	3,150	2,538
Severance costs	2,791	—	2,791	380
Conversion expenses	587	—	1,215	—
Variable stock compensation	121	—	223	—
Pre-opening costs, net of noncontrolling interests	322	43	563	43
Adjusted EBITDA	$64,580	$66,173	102,243	107,551
Adjusted EBITDA from discontinued operations	(1,335)	(5,643)	(2,155)	(14,640)
Same-store Adjusted EBITDA	$63,245	$60,530	$100,088	$92,911

Reconciliation of Income from Discontinued Operations to Adjusted EBITDA from Discontinued Operations
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income from discontinued operations	$8,103	$17,099	$8,365	$21,273
Depreciation and amortization	491	2,015	1,049	5,471
Interest expense	—	1,245	—	2,612
EBITDA from discontinued operations	$8,594	$20,359	$9,414	$29,356
Impairment loss	—	1,335	—	1,335
Debt extinguishment	—	668	—	668
Gain on sale, net	(7,259)	(16,719)	(7,259)	(16,719)
Adjusted EBITDA from discontinued operations	$1,335	$5,643	$2,155	$14,640

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Same-store operating revenue:
Room	$191,982	$186,906	$359,293	$345,656
Food and beverage	43,397	38,632	81,367	72,974
Other operating departments	12,598	14,595	23,982	25,591
Same-store operating revenue	247,977	240,133	464,642	444,221
Same-store operating expense:
Room	49,363	47,694	96,091	91,853
Food and beverage	32,610	29,799	63,655	57,732
Other operating departments	6,038	5,843	11,470	11,240
Other property related costs	62,650	60,699	124,648	120,059
Management and franchise fees	9,315	11,254	18,845	20,898
Taxes, insurance and lease expense	15,119	15,120	29,969	29,326
Same-store operating expense	175,095	170,409	344,678	331,108
Hotel EBITDA	$72,882	$69,724	$119,964	$113,113
Hotel EBITDA Margin	29.4%	29.0%	25.8%	25.5%

Hotel EBITDA and Hotel EBITDA Margin (continued)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Hotel EBITDA - Comparable core (37)	$47,988	$44,745	$79,841	$71,158
Hotel EBITDA - Non-strategic (18)	13,694	12,216	23,835	22,770
Hotel EBITDA - Comparable (55)	61,682	56,961	103,676	93,928
Hotel EBITDA - Wyndham (8)	11,200	12,763	16,288	19,185
Hotel EBITDA (63)	$72,882	$69,724	$119,964	$113,113

Hotel EBITDA Margin - Comparable core (37)	27.6%	27.4%	24.5%	23.6%
Hotel EBITDA Margin - Non-strategic (18)	30.4%	28.7%	27.8%	27.3%
Hotel EBITDA Margin - Comparable (55)	28.2%	27.6%	25.2%	24.4%
Hotel EBITDA Margin - Wyndham (8)	38.7%	37.5%	30.8%	32.1%
Hotel EBITDA Margin (63)	29.4%	29.0%	25.8%	25.5%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income (Loss)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Same-store operating revenue	$247,977	$240,133	$464,642	$444,221
Other revenue	1,050	956	1,449	1,231
Total revenue	249,027	241,089	466,091	445,452
Same-store operating expense	175,095	170,409	344,678	331,108
Consolidated hotel lease expense(a)	12,166	11,236	21,723	20,429
Unconsolidated taxes, insurance and lease expense	(2,040)	(1,933)	(3,938)	(3,765)
Corporate expenses	6,694	6,167	14,526	14,379
Depreciation and amortization	31,132	29,773	62,146	59,310
Impairment loss	27,706	—	27,706	—
Conversion expenses	587	—	1,215	—
Other expenses	3,916	800	4,737	1,763
Total operating expense	255,256	216,452	472,793	423,224
Operating income (loss)	$(6,229)	$24,637	$(6,702)	$22,228

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

Pro Rata Share of Rooms Owned

The following table sets forth, at June 30, 2013, our pro rata share of hotel rooms, included in continuing operations, after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at June 30, 2013
Consolidated Hotels	63	18,384
Unconsolidated hotel operations	1	171
Total hotels	64	18,555

50% joint ventures	13	(1,573)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	3	(68)
Pro rata rooms attributed to joint venture partners		(1,895)
Pro rata share of rooms owned		16,660

Hotel Portfolio Composition

The following table illustrates the distribution of same-store hotels.

Brand	Hotels	Rooms	2012 Hotel Operating Revenue (in thousands)	2012 Hotel EBITDA (in thousands)(a)
Embassy Suites Hotels	20	5,433	$256,200	$78,381
Wyndham and Wyndham Grand(b)	8	2,526	120,354	37,957
Renaissance and Marriott	3	1,321	111,976	17,911
DoubleTree by Hilton and Hilton	5	1,206	56,071	16,705
Sheraton and Westin	4	1,604	68,369	14,539
Fairmont	1	383	41,255	4,286
Holiday Inn	2	968	40,512	4,218
Morgans and Royalton	2	282	32,129	3,457
Core hotels	45	13,723	726,866	177,454
Non-strategic hotels	18	4,661	164,498	44,071
Same-store hotels	63	18,384	$891,364	$221,525

Market
San Francisco area	4	1,637	$99,659	$21,034
Los Angeles area	3	677	33,287	13,759
South Florida	3	923	47,298	13,255
Boston	3	916	68,121	12,125
New York area	4	817	57,052	9,732
Myrtle Beach	2	640	36,973	9,428
Atlanta	3	952	35,410	9,229
Philadelphia	2	728	36,122	8,882
Tampa	1	361	45,152	7,956
San Diego	1	600	26,445	6,688
Other markets	19	5,472	241,347	65,366
Core hotels	45	13,723	726,866	177,454
Non-strategic hotels	18	4,661	164,498	44,071
Same-store hotels	63	18,384	$891,364	$221,525

Location
Urban	17	5,305	$316,354	$74,439
Resort	10	2,928	183,807	41,472
Airport	9	2,957	126,906	33,739
Suburban	9	2,533	99,799	27,804
Core hotels	45	13,723	726,866	177,454
Non-strategic hotels	18	4,661	164,498	44,071
Same-store hotels	63	18,384	$891,364	$221,525

(a)
Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q.

(b)	These hotels converted from Holiday Inn (brand and management) on March 1, 2013.

Hotel Operating Statistics
The following tables set forth occupancy, ADR and RevPAR for the three and six months ended June 30, 2013 and 2012, and the percentage changes therein for the periods presented, for our same-store Consolidated Hotels included in continuing operations.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	%Variance	2013	2012	%Variance
Embassy Suites Hotels	78.5	78.6	(0.2)	75.8	76.3	(0.7)
Renaissance and Marriott	73.2	72.1	1.6	74.0	72.8	1.7
DoubleTree by Hilton and Hilton	76.9	74.7	3.0	69.2	68.8	0.6
Sheraton and Westin	69.7	70.9	(1.6)	66.6	64.2	3.7
Fairmont	80.3	76.3	5.2	70.4	52.0	35.3
Holiday Inn	88.3	81.0	9.0	78.4	70.7	10.8
Morgans and Royalton	89.4	88.0	1.6	85.3	82.0	4.0
Comparable core hotels (37)	77.6	76.7	1.2	73.8	72.2	2.3
Non-strategic hotels (18)	78.0	75.2	3.7	74.8	73.4	2.0
Comparable hotels (55)	77.7	76.3	1.9	74.1	72.5	2.2
Wyndham and Wyndham Grand(a)	71.2	82.1	(13.2)	67.4	76.9	(12.3)
Same-store hotels (63)	76.8	77.1	(0.3)	73.2	73.1	0.1
	ADR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	%Variance	2013	2012	%Variance
Embassy Suites Hotels	146.80	143.36	2.4	149.91	144.90	3.5
Renaissance and Marriott	214.91	198.38	8.3	218.02	204.53	6.6
DoubleTree by Hilton and Hilton	148.39	140.78	5.4	147.76	137.27	7.6
Sheraton and Westin	122.30	118.13	3.5	115.59	111.01	4.1
Fairmont	313.17	312.75	0.1	273.98	286.27	(4.3)
Holiday Inn	138.09	127.93	7.9	126.97	120.24	5.6
Morgans and Royalton	336.33	318.31	5.7	300.28	286.60	4.8
Comparable core hotels (37)	161.92	154.90	4.5	159.74	151.86	5.2
Non-strategic hotels (18)	119.38	117.63	1.5	118.78	117.31	1.3
Comparable hotels (55)	149.38	144.03	3.7	147.61	141.52	4.3
Wyndham and Wyndham Grand(a)	148.81	155.56	(4.3)	144.36	145.14	(0.5)
Same-store hotels (63)	149.31	145.73	2.5	147.19	142.05	3.6
	RevPAR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	%Variance	2013	2012	%Variance
Embassy Suites Hotels	115.19	112.75	2.2	113.65	110.60	2.8
Renaissance and Marriott	157.39	142.95	10.1	161.40	148.88	8.4
DoubleTree by Hilton and Hilton	114.13	105.12	8.6	102.22	94.42	8.3
Sheraton and Westin	85.29	83.72	1.9	76.94	71.29	7.9
Fairmont	251.44	238.79	5.3	192.81	148.87	29.5
Holiday Inn	121.92	103.58	17.7	99.53	85.05	17.0
Morgans and Royalton	300.74	280.12	7.4	256.00	234.95	9.0
Comparable core hotels (37)	125.68	118.85	5.7	117.95	109.62	7.6
Non-strategic hotels (18)	93.13	88.51	5.2	88.86	86.07	3.2
Comparable hotels (55)	116.12	109.88	5.7	109.41	102.65	6.6
Wyndham and Wyndham Grand(a)	105.95	127.67	(17.0)	97.27	111.55	(12.8)
Same-store hotels (63)	114.72	112.34	2.1	107.74	103.88	3.7
(a)    These hotels converted from Holiday Inn (brand and management) on March 1, 2013.

Hotel Operating Statistics by Market

	Occupancy (%)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	%Variance	2013	2012	%Variance
San Francisco area	87.4	83.7	4.5	81.2	78.7	3.2
Los Angeles area	80.7	81.1	(0.6)	74.5	80.9	(8.0)
South Florida	79.3	76.9	3.2	85.0	81.5	4.4
Boston	79.9	76.6	4.3	71.5	59.7	19.7
New York area	84.8	83.7	1.4	77.8	76.0	2.4
Myrtle Beach	75.7	74.3	1.9	56.5	58.6	(3.5)
Atlanta	73.3	77.5	(5.3)	73.9	74.7	(1.2)
Philadelphia	79.0	79.0	—	66.1	59.7	10.7
Tampa	81.8	86.0	(4.8)	82.8	85.2	(2.8)
Other markets	72.3	71.5	1.0	70.6	69.2	2.1
Comparable core hotels (37)	77.6	76.7	1.2	73.8	72.2	2.3
	ADR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	%Variance	2013	2012	%Variance
San Francisco area	182.98	166.10	10.2	173.76	161.38	7.7
Los Angeles area	141.67	137.24	3.2	139.22	131.81	5.6
South Florida	134.39	137.36	(2.2)	164.33	162.07	1.4
Boston	251.75	249.28	1.0	224.95	221.86	1.4
New York area	223.10	212.20	5.1	210.12	200.73	4.7
Myrtle Beach	162.69	158.37	2.7	145.28	139.29	4.3
Atlanta	113.40	107.12	5.9	113.45	108.91	4.2
Philadelphia	182.05	179.46	1.4	170.15	167.72	1.4
Tampa	182.67	181.15	0.8	199.34	191.09	4.3
Other markets	140.96	135.67	3.9	143.07	136.39	4.9
Comparable core hotels (37)	161.92	154.90	4.5	159.74	151.86	5.2
	RevPAR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	%Variance	2013	2012	%Variance
San Francisco area	159.95	138.97	15.1	141.14	127.05	11.1
Los Angeles area	114.30	111.34	2.7	103.66	106.70	(2.8)
South Florida	106.63	105.64	0.9	139.74	132.04	5.8
Boston	201.17	191.05	5.3	160.81	132.45	21.4
New York area	189.28	177.59	6.6	163.49	152.50	7.2
Myrtle Beach	123.19	117.65	4.7	82.16	81.60	0.7
Atlanta	83.16	82.99	0.2	83.80	81.41	2.9
Philadelphia	143.82	141.84	1.4	112.41	100.13	12.3
Tampa	149.46	155.73	(4.0)	165.02	162.76	1.4
Other markets	101.85	97.02	5.0	101.04	94.38	7.1
Comparable core hotels (37)	125.68	118.85	5.7	117.95	109.62	7.6

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at June 30, 2013.

Core Hotels	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Dana Point – Doheny Beach	DoubleTree Suites by Hilton	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Napa Valley	Embassy Suites Hotel	CA	205
Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	249
San Diego Bayside	Wyndham	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica	Wyndham	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	DoubleTree Suites by Hilton	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Boston – at Beacon Hill	Wyndham	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
New Orleans – French Quarter	Wyndham	LA	374
Charlotte – SouthPark	DoubleTree Suites by Hilton	NC	208
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – Morgans	Independent	NY	114
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Wyndham	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Wyndham	PA	251
Charleston – The Mills House	Wyndham Grand	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383

Hotel Portfolio (continued)

Core Hotels	Brand	State	Rooms	% Owned	(a)
Austin	DoubleTree Suites by Hilton	TX	188	90%
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Wyndham	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotel under Development
New York – Knickerbocker Hotel	Independent	NY	330	95%

Non-strategic Hotels
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Wilmington	DoubleTree by Hilton	DE	244	90%
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Orlando – International Airport	Holiday Inn	FL	288
Atlanta – Airport	Embassy Suites Hotel	GA	232
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Baton Rouge	Embassy Suites Hotel	LA	223
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Bloomington	Embassy Suites Hotel	MN	218
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Toronto – Airport	Holiday Inn	Ontario	446
Austin – Central	Embassy Suites Hotel	TX	260	50%
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%

Non-strategic Hotel Held for Sale (included in discontinued operations)
Atlanta – Galleria	Sheraton Suites	GA	278

(a)	We own 100% of the real estate interests unless otherwise noted.

Liquidity and Capital Resources
Operating Activities
During the first six months of 2013, our operations (primarily hotel operations) provided $29.3 million in cash, $676,000 less than the same period last year. Our consolidated statements of cash flows combines cash flow from continuing and discontinued operations. Operating cash flow from discontinued operations was $2.2 million and $12.0 million for the six months ended June 30, 2013 and 2012, respectively. The absence of these cash flows should not have a material impact on our business, as these hotels would not provide an acceptable return on future required capital expenditures.
At June 30, 2013, we had $66.2 million of cash and cash equivalents, including $42.2 million held by third-party management companies.
RevPAR for the lodging industry remains strong. RevPAR at our comparable hotels for the first six months increased 6.6%, driven by a 4.3% increase in ADR. We expect our RevPAR at our comparable hotels to increase 6.0-6.75% during 2013, primarily from ADR growth as supply growth in our markets generally remains well below historical levels. We expect to generate $75.2 million to $80.8 million of cash flow from operations in 2013.
Investing Activities
During the first six months of 2013, we used $46.8 million of cash in investing activities compared to $26.3 million of cash provided from investing activities during the same period last year. So far in 2013, compared to last year, we spent $26.3 million less on improvements and additions to hotels, which was more than offset by an increase of $11.9 million in hotel development and a decrease of $79.9 million in net proceeds from hotel sales.
We expect to invest approximately $205 million of capital in our hotels in 2013. This includes: (i) approximately $105 million for renovations and redevelopment at our operating hotels, which will be funded from operating cash flow, cash on hand and borrowings under our line of credit and (ii) approximately $100 million to develop the Knickerbocker Hotel, funded primarily by cash, draws on an $85 million construction loan and $45 million in financing that is currently being raised through the EB-5 visa program.
Our strategic plan contemplates selling 39 non-strategic hotels that do not meet our investment criteria. We have sold 21 of these 39 hotels to date, and we have 18 non-strategic hotels remaining to sell. We are currently marketing nine non-strategic hotels, of which we are evaluating offers or have agreed to sell five, including three under contract. We will use the proceeds from dispositions to repay debt and reduce leverage.
Financing Activities
During the first six months of 2013, cash from financing activities increased by $123.9 million compared to the same period last year, driven by a $41.0 million increase in 2013 in net borrowings on our line of credit, a $10.1 million decrease in 2013 in our recurring principal payments, and $74.3 million of non-recurring principal payments in 2012, primarily related to asset sales. In 2013, we expect to pay approximately $5 million of normally occurring principal payments and $39 million of preferred dividends, all of which will be funded from operating cash flow and cash on hand. We are using proceeds from hotel sales to make additional non-recurring principal payments.
Except for our senior notes and line of credit, our mortgage debt is generally recourse solely to the specific hotels securing the debt, except in case of fraud, misapplication of funds and certain other customary limited recourse carve-out provisions that could extend recourse to us. Much of our secured debt allows us to substitute collateral under certain conditions and is prepayable, subject (in some instances) to various prepayment, yield maintenance or defeasance obligations.
Most of our secured debt (other than our senior notes and line of credit) includes lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves, even if revenues are flowing through a lock-box because a specified debt service coverage ratio is not met. With the exception of loans secured by two properties, all of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.

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
At June 30, 2013, approximately 89% of our consolidated debt bears fixed-rate interest.
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
Expected Maturity Date
at June 30, 2013
(dollars in thousands)

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$2,464	$300,192	$3,107	$11,462	$2,810	$1,197,656	$1,517,691	$1,562,188
Average interest rate	5.77%	9.25%	5.11%	5.61%	4.95%	6.03%	6.66%
Floating-rate:
Debt	—	—	—	181,861	—	—	181,861	$181,861
Average interest rate (a)	—	—	—	5.51%	—	—	5.51%
Total debt	$2,464	$300,192	$3,107	$193,323	$2,810	$1,197,656	$1,699,552
Average interest rate	5.77%	9.25%	5.11%	5.51%	4.95%	6.03%	6.54%
Net discount							(7,606)
Total debt							$1,691,946

(a)	The average floating interest rate considers the implied forward rates in the yield curve at June 30, 2013.

Item 4.	Controls and Procedures.
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

* Previously filed.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) FelCor’s Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) FelCor’s Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012; (iv) FelCor’s Consolidated Statements of Changes in Equity for the six months ended June 30, 2013 and 2012; (v) FelCor’s Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; (vi) FelCor LP’s Consolidate

d Balance Sheets at June 30, 2013 and December 31, 2012; (vii) FelCor LP’s Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (viii) FelCor LP’s Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the six months ended June 30, 2013 and 2012; (x) FelCor LP’s Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: August 2, 2013	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: August 2, 2013	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller