Form 10-Q
period 2013-09-30
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2013-11-06
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

At October 28, 2013, FelCor Lodging Trust Incorporated had issued and outstanding 124,125,625 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended September 30, 2013, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2013	December 31, 2012
Assets
Investment in hotels, net of accumulated depreciation of $931,375 and $929,298 at September 30, 2013 and December 31, 2012, respectively	$1,672,413	$1,794,564
Hotel development	195,919	146,079
Investment in unconsolidated entities	51,069	55,082
Hotel held for sale	9,684	—
Cash and cash equivalents	68,589	45,745
Restricted cash	78,134	77,927
Accounts receivable, net of allowance for doubtful accounts of $221 and $469 at September 30, 2013 and December 31, 2012, respectively	38,892	25,383
Deferred expenses, net of accumulated amortization of $18,690 and $13,820 at September 30, 2013 and December 31, 2012, respectively	30,921	34,262
Other assets	26,741	23,391
Total assets	$2,172,362	$2,202,433
Liabilities and Equity
Debt, net of discount of $6,181 and $10,318 at September 30, 2013 and December 31, 2012, respectively	$1,648,165	$1,630,525
Distributions payable	8,545	8,545
Accrued expenses and other liabilities	163,464	138,442
Total liabilities	1,820,174	1,777,512
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 618 and 621 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,804	2,902
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at September 30, 2013 and December 31, 2012	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at September 30, 2013 and December 31, 2012	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 124,126 and 124,117 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,241	1,241
Additional paid-in capital	2,355,086	2,353,581
Accumulated other comprehensive income	25,447	26,039
Accumulated deficit	(2,535,640)	(2,464,968)
Total FelCor stockholders’ equity	324,908	394,667
Noncontrolling interests in other partnerships	23,476	27,352
Total equity	348,384	422,019
Total liabilities and equity	$2,172,362	$2,202,433
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2013 and 2012
(unaudited, in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Hotel operating revenue	$230,979	$223,000	$682,927	$654,853
Other revenue	1,584	1,441	3,034	2,672
Total revenues	232,563	224,441	685,961	657,525
Expenses:
Hotel departmental expenses	82,609	80,144	249,752	236,986
Other property-related costs	61,153	59,766	181,942	176,050
Management and franchise fees	9,272	10,425	27,568	30,787
Taxes, insurance and lease expense	25,957	24,771	73,209	70,257
Corporate expenses	5,817	5,695	20,343	20,074
Depreciation and amortization	30,124	30,050	90,407	87,305
Impairment loss	—	—	24,441	—
Conversion expenses	(81)	—	1,134	—
Other expenses	2,102	1,959	6,838	3,722
Total operating expenses	216,953	212,810	675,634	625,181
Operating income	15,610	11,631	10,327	32,344
Interest expense, net	(25,996)	(30,568)	(79,053)	(91,013)
Debt extinguishment	—	(10,377)	—	(10,498)
Gain on involuntary conversion, net	21	—	21	—
Loss before equity in income from unconsolidated entities	(10,365)	(29,314)	(68,705)	(69,167)
Equity in income from unconsolidated entities	2,100	1,536	4,095	2,674
Loss from continuing operations	(8,265)	(27,778)	(64,610)	(66,493)
Income from discontinued operations	12,054	8,223	18,999	30,105
Net income (loss)	3,789	(19,555)	(45,611)	(36,388)
Net loss (income) attributable to noncontrolling interests in other partnerships	(591)	386	3,621	440
Net loss attributable to redeemable noncontrolling interests in FelCor LP	32	144	352	329
Net income (loss) attributable to FelCor	3,230	(19,025)	(41,638)	(35,619)
Preferred dividends	(9,678)	(9,678)	(29,034)	(29,034)
Net loss attributable to FelCor common stockholders	$(6,448)	$(28,703)	$(70,672)	$(64,653)
Basic and diluted per common share data:
Loss from continuing operations	$(0.14)	$(0.30)	$(0.72)	$(0.76)
Net loss	$(0.05)	$(0.23)	$(0.57)	$(0.52)
Basic and diluted weighted average common shares outstanding	123,817	123,640	123,815	123,648
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$3,789	$(19,555)	$(45,611)	$(36,388)
Foreign currency translation adjustment	329	502	(595)	493
Comprehensive income (loss)	4,118	(19,053)	(46,206)	(35,895)
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	(591)	386	3,621	440
Comprehensive loss attributable to redeemable noncontrolling interests in FelCor LP	30	141	355	326
Comprehensive income (loss) attributable to FelCor	$3,557	$(18,526)	$(42,230)	$(35,129)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income		Noncontrolling Interests in Other Partnerships
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit		Comprehensive Loss	Total Equity
Balance at December 31, 2011	12,948	$478,774	124,281	$1,243	$2,353,251	$25,738	$(2,297,468)	$25,357		$586,895
Stock awards - amortization	—	—	—	—	630	—	—	—		630
Forfeiture of stock awards	—	—	(63)	(1)	193	—	(199)	—		(7)
Conversion of operating partnership units into common shares	—	—	11	—	45	—	—	—		45
Allocation to redeemable noncontrolling interests	—	—	—	—	(581)	—	—	—		(581)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	2,756		2,756
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(931)		(931)
Other	—	—	—	—	—	—	(4)	—		(4)
Preferred dividends:
$1.4625 per Series A preferred share	—	—	—	—	—	—	(18,837)	—		(18,837)
$1.50 per Series C depositary preferred share	—	—	—	—	—	—	(10,197)	—		(10,197)
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	490	—	—	$490
Net loss	—	—	—	—	—	—	(35,619)	(440)	(36,059)
Comprehensive loss									$(35,569)	(35,569)
Balance at September 30, 2012	12,948	$478,774	124,229	$1,242	$2,353,538	$26,228	$(2,362,324)	$26,742		$524,200
Balance at December 31, 2012	12,948	$478,774	124,117	$1,241	$2,353,581	$26,039	$(2,464,968)	$27,352		$422,019
Issuance of stock awards	—	—	5	—	—	—	—	—		—
Stock awards - amortization and severance	—	—	—	—	2,762	—	—	—		2,762
Conversion of operating partnership units into common shares	—	—	4	—	23	—	—	—		23
Allocation to redeemable noncontrolling interests	—	—	—	—	(1,280)	—	—	—		(1,280)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	3,024		3,024
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(3,279)		(3,279)
Preferred dividends:
$1.4625 per Series A preferred share	—	—	—	—	—	—	(18,837)	—		(18,837)
$1.50 per Series C depositary preferred share	—	—	—	—	—	—	(10,197)	—		(10,197)
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(592)	—	—	$(592)
Net loss	—	—	—	—	—	—	(41,638)	(3,621)	(45,259)
Comprehensive loss									$(45,851)	(45,851)
Balance at September 30, 2013	12,948	$478,774	124,126	$1,241	$2,355,086	$25,447	$(2,535,640)	$23,476		$348,384
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(45,611)	$(36,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,102	97,477
Gain on sale of hotels, net	(19,068)	(26,641)
Gain on involuntary conversion, net	(87)	—
Amortization of deferred financing fees and debt discount	8,224	13,646
Amortization of fixed stock and directors’ compensation	4,547	3,748
Equity based severance	822	—
Equity in income from unconsolidated entities	(4,095)	(2,674)
Distributions of income from unconsolidated entities	3,389	3,431
Debt extinguishment	—	12,598
Impairment loss	27,706	1,335
Changes in assets and liabilities:
Accounts receivable	(13,501)	(7,649)
Other assets	(8,336)	(6,194)
Accrued expenses and other liabilities	20,279	20,118
Net cash flow provided by operating activities	68,371	72,807
Cash flows from investing activities:
Improvements and additions to hotels	(74,456)	(99,985)
Hotel development	(46,724)	(16,707)
Net proceeds from asset dispositions	89,929	124,610
Change in restricted cash – investing	(670)	2,598
Insurance proceeds	218	—
Distributions from unconsolidated entities	6,218	11,894
Contributions to unconsolidated entities	(1,500)	—
Net cash flow provided by (used in) investing activities	(26,985)	22,410
Cash flows from financing activities:
Proceeds from borrowings	137,245	378,750
Repayment of borrowings	(123,741)	(395,355)
Payment of deferred financing fees	(2,723)	(3,167)
Distributions paid to noncontrolling interests	(3,279)	(931)
Contributions from noncontrolling interests	3,024	2,756
Distributions paid to preferred stockholders	(29,034)	(59,021)
Net cash flow used in financing activities	(18,508)	(76,968)
Effect of exchange rate changes on cash	(34)	112
Net change in cash and cash equivalents	22,844	18,361
Cash and cash equivalents at beginning of periods	45,745	93,758
Cash and cash equivalents at end of periods	$68,589	$112,119

Supplemental cash flow information – interest paid, net of capitalized interest	$54,326	$61,700

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	December 31,
	2013	2012
Assets
Investment in hotels, net of accumulated depreciation of $931,375 and $929,298 at September 30, 2013 and December 31, 2012, respectively	$1,672,413	$1,794,564
Hotel development	195,919	146,079
Investment in unconsolidated entities	51,069	55,082
Hotel held for sale	9,684	—
Cash and cash equivalents	68,589	45,745
Restricted cash	78,134	77,927
Accounts receivable, net of allowance for doubtful accounts of $221 and $469 at September 30, 2013 and December 31, 2012, respectively	38,892	25,383
Deferred expenses, net of accumulated amortization of $18,690 and $13,820 at September 30, 2013 and December 31, 2012, respectively	30,921	34,262
Other assets	26,741	23,391
Total assets	$2,172,362	$2,202,433
Liabilities and Partners’ Capital
Debt, net of discount of $6,181 and $10,318 at September 30, 2013 and December 31, 2012, respectively	$1,648,165	$1,630,525
Distributions payable	8,545	8,545
Accrued expenses and other liabilities	163,464	138,442
Total liabilities	1,820,174	1,777,512
Commitments and contingencies
Redeemable units, 618 and 621 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,804	2,902
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at September 30, 2013 and December 31, 2012	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at September 30, 2013 and December 31, 2012	169,412	169,412
Common units, 124,126 and 124,117 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively	(179,422)	(110,258)
Accumulated other comprehensive income	25,556	26,151
Total FelCor LP partners’ capital	324,908	394,667
Noncontrolling interests	23,476	27,352
Total partners’ capital	348,384	422,019
Total liabilities and partners’ capital	$2,172,362	$2,202,433

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2013 and 2012
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Hotel operating revenue	$230,979	$223,000	$682,927	$654,853
Other revenue	1,584	1,441	3,034	2,672
Total revenues	232,563	224,441	685,961	657,525
Expenses:
Hotel departmental expenses	82,609	80,144	249,752	236,986
Other property-related costs	61,153	59,766	181,942	176,050
Management and franchise fees	9,272	10,425	27,568	30,787
Taxes, insurance and lease expense	25,957	24,771	73,209	70,257
Corporate expenses	5,817	5,695	20,343	20,074
Depreciation and amortization	30,124	30,050	90,407	87,305
Impairment loss	—	—	24,441	—
Conversion expenses	(81)	—	1,134	—
Other expenses	2,102	1,959	6,838	3,722
Total operating expenses	216,953	212,810	675,634	625,181
Operating income	15,610	11,631	10,327	32,344
Interest expense, net	(25,996)	(30,568)	(79,053)	(91,013)
Debt extinguishment	—	(10,377)	—	(10,498)
Gain on involuntary conversion, net	21	—	21	—
Loss before equity in income from unconsolidated entities	(10,365)	(29,314)	(68,705)	(69,167)
Equity in income from unconsolidated entities	2,100	1,536	4,095	2,674
Loss from continuing operations	(8,265)	(27,778)	(64,610)	(66,493)
Income from discontinued operations	12,054	8,223	18,999	30,105
Net income (loss)	3,789	(19,555)	(45,611)	(36,388)
Net loss (income) attributable to noncontrolling interests	(591)	386	3,621	440
Net income (loss) attributable to FelCor LP	3,198	(19,169)	(41,990)	(35,948)
Preferred distributions	(9,678)	(9,678)	(29,034)	(29,034)
Net loss attributable to FelCor LP common unitholders	$(6,480)	$(28,847)	$(71,024)	$(64,982)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.14)	$(0.30)	$(0.72)	$(0.76)
Net loss	$(0.05)	$(0.23)	$(0.57)	$(0.52)
Basic and diluted weighted average common units outstanding	124,435	124,266	124,435	124,278
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$3,789	$(19,555)	$(45,611)	$(36,388)
Foreign currency translation adjustment	329	502	(595)	493
Comprehensive income (loss)	4,118	(19,053)	(46,206)	(35,895)
Comprehensive loss (income) attributable to noncontrolling interests	(591)	386	3,621	440
Comprehensive income (loss) attributable to FelCor LP	$3,527	$(18,667)	$(42,585)	$(35,455)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2013 and 2012
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2011	$478,774	$56,916	$25,848	$25,357		$586,895
FelCor restricted stock compensation	—	623	—	—		623
Contributions	—	—	—	2,756		2,756
Distributions	—	(29,034)	—	(931)		(29,965)
Allocation to redeemable units	—	(210)	—	—		(210)
Other	—	(4)	—	—		(4)
Comprehensive loss:
Foreign exchange translation			493		$493
Net loss		(35,948)		(440)	(36,388)
Comprehensive loss					$(35,895)	(35,895)
Balance at September 30, 2012	$478,774	$(7,657)	$26,341	$26,742		$524,200

Balance at December 31, 2012	$478,774	$(110,258)	$26,151	$27,352		$422,019
FelCor restricted stock compensation	—	2,762	—	—		2,762
Contributions	—	—	—	3,024		3,024
Distributions	—	(29,034)	—	(3,279)		(32,313)
Allocation to redeemable units	—	(902)	—	—		(902)
Comprehensive loss:
Foreign exchange translation			(595)		$(595)
Net loss		(41,990)		(3,621)	(45,611)
Comprehensive loss					$(46,206)	(46,206)
Balance at September 30, 2013	$478,774	$(179,422)	$25,556	$23,476		$348,384

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(45,611)	$(36,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,102	97,477
Gain on sale of hotels, net	(19,068)	(26,641)
Gain on involuntary conversion, net	(87)	—
Amortization of deferred financing fees and debt discount	8,224	13,646
Amortization of fixed stock and directors’ compensation	4,547	3,748
Equity based severance	822	—
Equity in income from unconsolidated entities	(4,095)	(2,674)
Distributions of income from unconsolidated entities	3,389	3,431
Debt extinguishment	—	12,598
Impairment loss	27,706	1,335
Changes in assets and liabilities:
Accounts receivable	(13,501)	(7,649)
Other assets	(8,336)	(6,194)
Accrued expenses and other liabilities	20,279	20,118
Net cash flow provided by operating activities	68,371	72,807
Cash flows from investing activities:
Improvements and additions to hotels	(74,456)	(99,985)
Hotel development	(46,724)	(16,707)
Net proceeds from asset dispositions	89,929	124,610
Change in restricted cash – investing	(670)	2,598
Insurance proceeds	218	—
Distributions from unconsolidated entities	6,218	11,894
Contributions to unconsolidated entities	(1,500)	—
Net cash flow provided by (used in) investing activities	(26,985)	22,410
Cash flows from financing activities:
Proceeds from borrowings	137,245	378,750
Repayment of borrowings	(123,741)	(395,355)
Payment of deferred financing fees	(2,723)	(3,167)
Distributions paid to noncontrolling interests	(3,279)	(931)
Contributions from noncontrolling interests	3,024	2,756
Distributions paid to preferred unitholders	(29,034)	(59,021)
Net cash flow used in financing activities	(18,508)	(76,968)
Effect of exchange rate changes on cash	(34)	112
Net change in cash and cash equivalents	22,844	18,361
Cash and cash equivalents at beginning of periods	45,745	93,758
Cash and cash equivalents at end of periods	$68,589	$112,119

Supplemental cash flow information – interest paid, net of capitalized interest	$54,326	$61,700

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 61 hotels in continuing operations with 17,815 rooms at September 30, 2013. At September 30, 2013, we had an aggregate of 124,743,167 shares and units outstanding, consisting of 124,125,625 shares of FelCor common stock and 617,542 FelCor LP units not owned by FelCor.
Of the 61 hotels included in continuing operations, we owned a 100% interest in 44 hotels, a 90% interest in entities owning two hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 13 hotels. We consolidate our real estate interests in the 48 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 60 of the 61 hotels in continuing operations to our taxable REIT subsidiaries, of which we own a controlling interest. One 50% owned hotel was operated without a lease. Because we owned controlling interests in these lessees, we consolidated our interests in these 60 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statements of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in each of the remaining 48 hotels (we consolidate our real estate interest in these hotels).
The following table illustrates the distribution of our 60 Consolidated Hotels at September 30, 2013:

Brand	Hotels	Rooms
Embassy Suites Hotels®	33	8,617
Wyndham® and Wyndham Grand®	8	2,526
Holiday Inn®	4	1,702
Sheraton® and Westin®	4	1,604
DoubleTree by Hilton® and Hilton®	5	1,206
Marriott® and Renaissance®	3	1,321
Fairmont®	1	383
Morgans and Royalton	2	285
Total	60	17,644
At September 30, 2013, our Consolidated Hotels were located in the United States (59 hotels in 21 states) and Canada (one hotel in Ontario), with concentrations in California (13 hotels), Florida (7 hotels) and Texas (7 hotels). Approximately 51% of our revenue was generated from hotels in these three states during the first nine months of 2013.
At September 30, 2013, of our 60 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 37 hotels, (ii) subsidiaries of Wyndham Worldwide Corporation, or Wyndham, managed eight hotels, (iii) subsidiaries of InterContinental Hotels Group, or IHG, managed four hotels, (iv) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed four hotels, (v) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (vi) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, (vii) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (viii) an independent management company managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
In addition to the above hotels, we own a 95% interest in a consolidated joint venture that owns the Knickerbocker Hotel, a former hotel and office building that is being redeveloped as a 4+ star hotel in midtown Manhattan and is expected to open in Summer 2014.
Effective January 1, 2013, our hotels managed by Marriott are accounted for on a 12-month calendar year basis as compared to a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31, as reported in 2012 and prior years. Our three and nine month periods ending September 30, 2013 are reported on a calendar basis for our Marriott-managed hotels, which is consistent with the reporting periods for our other managed hotels. However, our three and nine month periods ending September 30, 2012 include the results of operations for the Marriott-managed hotels for the 12 and 36 week periods, respectively, ending September 7, 2012. Prior year results have not been restated to reflect the reporting period transition as we do not believe the change in periods would result in a material difference for comparison of results year over year.
The information in our consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and nine months ended September 30, 2013 and 2012, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities
At September 30, 2013 and December 31, 2012, we owned 50% interests in joint ventures that owned 13 hotels. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	September 30,	December 31,
	2013	2012
Investment in hotels and other properties, net of accumulated depreciation	$145,056	$155,888
Total assets	$163,602	$170,477
Debt	$146,872	$148,395
Total liabilities	$152,500	$154,139
Equity	$11,102	$16,338

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$21,844	$21,075	$55,995	$54,012
Net income	$5,131	$4,002	$10,980	$8,138

Net income attributable to FelCor	$2,565	$2,001	$5,490	$4,069
Depreciation of cost in excess of book value	(465)	(465)	(1,395)	(1,395)
Equity in income from unconsolidated entities	$2,100	$1,536	$4,095	$2,674
The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	September 30,	December 31,
	2013	2012
Hotel-related investments	$(3,243)	$246
Cost in excess of book value of hotel investments	45,518	46,913
Land and condominium investments	8,794	7,923
	$51,069	$55,082
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Hotel investments	$1,632	$1,055	$4,223	$2,746
Other investments	468	481	(128)	(72)
Equity in income from unconsolidated entities	$2,100	$1,536	$4,095	$2,674

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt
Consolidated debt consisted of the following (dollars in thousands):

	Encumbered	Interest	Maturity	September 30,	December 31,
	Hotels	Rate (%)	Date	2013	2012
Line of credit	9	LIBOR + 3.375	June 2016(a)	$73,000	$56,000
Hotel mortgage debt
Mortgage debt(b)	5	6.66	June - August 2014	63,877	65,431
Mortgage debt	1	5.81	July 2016	10,032	10,405
Mortgage debt(b)	4	4.95	October 2022	126,839	128,066
Mortgage debt	1	4.94	October 2022	31,832	32,176
Senior notes
Senior secured notes	11	10.00	October 2014	227,724	223,586
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Other(c)	—	LIBOR + 1.25	May 2016	64,861	64,861
Total	46			$1,648,165	$1,630,525

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(c)
This loan is related to our Knickerbocker development project and is fully secured by restricted cash and a mortgage. Because we were able to assume an existing loan when we purchased this hotel, we were not required to pay any local mortgage recording tax. This loan, which allows us to borrow up to $85 million, can be extended for one year subject to satisfying certain conditions.

We reported $26.0 million and $30.6 million of interest expense for the three months ended September 30, 2013 and 2012, respectively, which is net of: (i) interest income of $15,000 and $34,000 and (ii) capitalized interest of $3.4 million and $3.1 million, respectively. We reported $79.1 million and $91.0 million of interest expense for the nine months ended September 30, 2013 and 2012, respectively, which is net of: (i) interest income of $60,000 and $116,000 and (ii) capitalized interest of $9.1 million and $9.7 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Room revenue	$185,281	$179,085	$533,618	$514,029
Food and beverage revenue	33,460	31,968	113,380	103,578
Other operating departments	12,238	11,947	35,929	37,246
Total hotel operating revenue	$230,979	$223,000	$682,927	$654,853
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
Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$48,436	21.0%	$47,095	21.1%
Food and beverage	28,513	12.3	27,609	12.4
Other operating departments	5,660	2.5	5,440	2.4
Total hotel departmental expenses	$82,609	35.8%	$80,144	35.9%

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$141,701	20.7%	$136,221	20.8%
Food and beverage	91,061	13.3	84,250	12.9
Other operating departments	16,990	2.6	16,515	2.5
Total hotel departmental expenses	$249,752	36.6%	$236,986	36.2%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)
Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$20,228	8.8%	$19,603	8.8%
Marketing	18,475	8.0	18,321	8.2
Repair and maintenance	11,441	5.0	11,115	5.0
Utilities	11,009	4.7	10,727	4.8
Total other property-related costs	$61,153	26.5%	$59,766	26.8%

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$60,964	8.9%	$58,891	9.0%
Marketing	57,494	8.4	55,257	8.4
Repair and maintenance	34,489	5.1	33,405	5.1
Utilities	28,995	4.2	28,497	4.4
Total other property-related costs	$181,942	26.6%	$176,050	26.9%

In March 2013, we rebranded and transitioned management at eight core Holiday Inn hotels located in strategic markets to Wyndham brands. Wyndham's parent guaranteed a minimum level of net operating income for each year of the initial ten-year term, subject to an aggregate $100 million limit over the term and an annual $21.5 million limit. Amounts recorded under the guaranty will be accounted for, to the extent available, as a reduction in contractual management and other fees paid and payable to Wyndham. Any amounts in excess of those fees will be recorded as revenue when earned. For March through September 2013 (the first seven months during which Wyndham managed the hotels for FelCor), we have recorded a $5.2 million pro rata portion of the projected full-year guaranty (of which $2.4 million is for the three months ended September 30, 2013) as a reduction of Wyndham's contractual management and other fees.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Hotel lease expense(a)	$11,849	$10,910	$33,572	$31,339
Land lease expense(b)	3,313	3,381	8,478	8,568
Real estate and other taxes	8,596	7,937	24,022	23,012
Property insurance, general liability insurance and other	2,199	2,543	7,137	7,338
Total taxes, insurance and lease expense	$25,957	$24,771	$73,209	$70,257

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities and is partially (generally 49%) offset through noncontrolling interests in other partnerships. Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $6.4 million and $5.5 million for the three months ended September 30, 2013 and 2012, respectively, and $17.2 million and $15.0 million for the nine months ended September 30, 2013 and 2012, respectively.

(b)
Land lease expense includes percentage rent of $1.9 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively, and $4.2 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively.

6.	Impairment

Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider each hotel to be a component for purposes of determining impairment charges and reporting discontinued operations.

We may record impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and/or lodging industry weakens, or we shorten our contemplated holding period for additional hotels. In the second quarter of 2013, we recorded a $27.7 million impairment charge ($24.4 million related to two hotels included in continuing operations and $3.3 million related to one hotel included in discontinued operations). In the second quarter of 2012, we recorded a $1.3 million impairment charge related to one hotel included in discontinued operations.

The $3.3 million impairment charge recorded in the second quarter of 2013, as well as the second quarter 2012 impairment charge, was based on third-party offers to purchase (a Level 2 input under authoritative guidance for fair value measurements) at prices below our previously estimated fair market values for those properties. These are hotels we had identified as sale candidates in prior years, reducing their estimated hold period at that time.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Impairment – (continued)

As part of our strategic plan, we may identify hotels that no longer meet our investment criteria. We identified two additional such hotels, thereby significantly reducing their respective estimated hold periods, resulting in impairments on both hotels during the second quarter of 2013. A portion ($24.4 million) of the second quarter 2013 impairment charges relates to these hotels and was determined using Level 3 inputs, as follows:

•
with respect to one hotel, we used a discounted cash flow analysis with an estimated stabilized growth rate of 3.0%, a discounted cash flow term of five years, a terminal capitalization rate of 8.0%, and a discount rate of 10.0%; and

•	with respect to the other hotel, we used information based on EBITDA multiples ranging from 10 to 12 times.

7.	Discontinued Operations

We had one hotel held for sale at September 30, 2013. We designate a hotel as held for sale when the sale is probable within the next twelve months. We consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale, and we have received a substantial non-refundable deposit.

Discontinued operations primarily include results of operations for one hotel designated as held for sale at September 30, 2013, four hotels sold during the nine months ended September 30, 2013, and ten hotels sold in 2012. The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Hotel operating revenue	$5,038	$19,353	$25,045	$86,968
Operating expenses(a)	(4,859)	(18,612)	(25,180)	(76,877)
Operating income (loss) from discontinued operations	179	741	(135)	10,091
Interest expense, net	—	(1,031)	—	(4,527)
Debt extinguishment	—	(1,409)	—	(2,100)
Gain on involuntary conversion, net	66	—	66	—
Gain on sale of hotels, net	11,809	9,922	19,068	26,641
Income from discontinued operations	$12,054	$8,223	$18,999	$30,105

(a) Includes impairment charges of $3.3 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Loss Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to FelCor	$3,230	$(19,025)	$(41,638)	$(35,619)
Discontinued operations attributable to FelCor	(11,121)	(8,172)	(17,945)	(29,895)
Loss from continuing operations attributable to FelCor	(7,891)	(27,197)	(59,583)	(65,514)
Less: Preferred dividends	(9,678)	(9,678)	(29,034)	(29,034)
Numerator for continuing operations attributable to FelCor common stockholders	(17,569)	(36,875)	(88,617)	(94,548)
Discontinued operations attributable to FelCor	11,121	8,172	17,945	29,895
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(6,448)	$(28,703)	$(70,672)	$(64,653)
Denominator:
Denominator for basic and diluted loss per share	123,817	123,640	123,815	123,648
Basic and diluted loss per share data:
Loss from continuing operations	$(0.14)	$(0.30)	$(0.72)	$(0.76)
Discontinued operations	$0.09	$0.07	$0.14	$0.24
Net loss	$(0.05)	$(0.23)	$(0.57)	$(0.52)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Loss Per Share/Unit — (continued)

FelCor LP Loss Per Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to FelCor LP	$3,198	$(19,169)	$(41,990)	$(35,948)
Discontinued operations attributable to FelCor LP	(11,176)	(8,213)	(18,033)	(30,046)
Loss from continuing operations attributable to FelCor LP	(7,978)	(27,382)	(60,023)	(65,994)
Less: Preferred distributions	(9,678)	(9,678)	(29,034)	(29,034)
Numerator for continuing operations attributable to FelCor LP common unitholders	(17,656)	(37,060)	(89,057)	(95,028)
Discontinued operations attributable to FelCor LP	11,176	8,213	18,033	30,046
Numerator for basic and diluted loss attributable to FelCor common unitholders	$(6,480)	$(28,847)	$(71,024)	$(64,982)
Denominator:
Denominator for basic and diluted loss per unit	124,435	124,266	124,435	124,278
Basic and diluted loss per unit data:
Loss from continuing operations	$(0.14)	$(0.30)	$(0.72)	$(0.76)
Discontinued operations	$0.09	$0.07	$0.14	$0.24
Net loss	$(0.05)	$(0.23)	$(0.57)	$(0.52)

Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted loss per share/unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Series A convertible preferred shares/units	9,985	9,985	9,985	9,985
FelCor restricted stock units	728	—	461	—

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended September 30, 2013 and 2012, and $18.8 million for the nine months ended September 30, 2013 and 2012.

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

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of September 30, 2013. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 2 input) and has an estimated fair value of $1.3 billion at September 30, 2013 and December 31, 2012; and (iii) our debt that is not publicly-traded is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $372.0 million and $369.6 million at September 30, 2013 and December 31, 2012, respectively. The estimated fair value of all our debt was $1.7 billion at September 30, 2013 and December 31, 2012. The carrying value of our debt was $1.6 billion at September 30, 2013 and December 31, 2012.

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

At September 30, 2013, we had 617,542 limited partnership units outstanding carried at $3.8 million. The value of these outstanding units is based on the closing price of FelCor’s common stock at September 30, 2013 ($6.16 per share).

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units - (continued)

Changes in redeemable noncontrolling interests (or redeemable units) for the nine months ended September 30, 2013 and 2012 are shown below (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Balance at beginning of period	$2,902	$3,026
Conversion of units	(23)	(45)
Redemption value allocation	1,280	581
Comprehensive loss:
Foreign exchange translation	(3)	3
Net loss	(352)	(329)
Balance at end of period	$3,804	$3,236

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	FelCor LP’s Consolidating Financial Information
Certain of FelCor LP’s 100% owned subsidiaries (FCH/PSH, L.P.; FelCor Baton Rouge Owner, L.L.C.; FelCor/CMB Buckhead Hotel, L.L.C.; FelCor/CMB Marlborough Hotel, L.L.C.; FelCor/CMB Orsouth Holdings, L.P.; FelCor/CMB SSF Holdings, L.P.; FelCor/CSS Holdings, L.P.; FelCor Dallas Love Field Owner, L.L.C.; FelCor Lodging Holding Company, L.L.C.; FelCor Milpitas Owner, L.L.C.; FelCor TRS Borrower 4, L.L.C.; FelCor TRS Holdings, L.L.C.; FelCor Canada Co.; FelCor Hotel Asset Company, L.L.C.; FelCor Copley Plaza, L.L.C.; FelCor St. Pete (SPE), L.L.C.; FelCor Esmeralda (SPE), L.L.C.; FelCor S-4 Hotels (SPE), L.L.C.; Los Angeles International Airport Hotel Associates, a Texas L.P.; Madison 237 Hotel, L.L.C.; Myrtle Beach Owner, L.L.C.; and Royalton 44 Hotel, L.L.C., collectively, “Subsidiary Guarantors”), together with FelCor, guaranty, fully and unconditionally, except where subject to customary release provisions as described below, and jointly and severally, our senior debt.
The guaranties by the Subsidiary Guarantors may be automatically and unconditionally released upon (1) the sale or other disposition of all of the capital stock of the Subsidiary Guarantor or the sale or disposition of all or substantially all of the assets of the Subsidiary Guarantor, (2) the consolidation or merger of any such Subsidiary Guarantor with any person other than FelCor LP, or a subsidiary of FelCor LP, if, as a result of such consolidation or merger, such Subsidiary Guarantor ceases to be a subsidiary of FelCor LP, (3) a legal defeasance or covenant defeasance of the indenture, (4) the unconditional and complete release of such Subsidiary Guarantor in accordance with the modification and waiver provisions of the indenture, or (5) the designation of a restricted subsidiary that is a Subsidiary Guarantor as an unrestricted subsidiary under and in compliance with the indenture.
In the third quarter of 2013, we revised FelCor LP’s Consolidating Financial Information related to (1) the presentation of intercompany notes between a Subsidiary Guarantor, a Non-Guarantor Subsidiary, and FelCor LP and (2) the presentation of accumulated other comprehensive income and the related foreign currency translation adjustment in the consolidating statements as follows:

(1) Certain intercompany notes owed by a Subsidiary Guarantor to one of the Non-Guarantor Subsidiaries were historically included within equity as a component of common units. These amounts have been reclassified to properly reflect the notes as intercompany debt in the consolidating balance sheet of the Subsidiary Guarantor and as other assets in the consolidating balance sheet of the Non-Guarantor Subsidiary. The impact of this correction (which eliminates in consolidation) increases debt and total liabilities of the Subsidiary Guarantor and increases other assets and total assets of the Non-Guarantor Subsidiaries as follows (in millions):

December 31, 2011	$21
December 31, 2012	$11
March 31, 2013	$12
June 30, 2013	$11
In addition to the notes above, there were also intercompany notes at December 31, 2011 owed by a Non-Guarantor Subsidiary to FelCor LP that resulted in an increase in debt and a decrease in common units of $11 million for the Non-Guarantor Subsidiaries at December 31, 2011.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

Certain of these intercompany notes are denominated in foreign currency; accordingly, the Subsidiary Guarantor and Non-Guarantor Subsidiary also revised their accumulated other comprehensive income, or AOCI, and the condensed consolidating statement of comprehensive loss allocation to properly reflect the foreign currency translation adjustment related to the notes that were reclassified as discussed above. The result (which eliminates in consolidation) was to decrease AOCI for the Subsidiary Guarantor and to increase AOCI for the Non-Guarantor Subsidiary by the following amounts (in millions):

December 31, 2011	$21
December 31, 2012	$21
March 31, 2013	$21
June 30, 2013	$21

The impact to the statement of comprehensive loss (which also eliminates in consolidation) was to decrease (increase) the foreign currency translation adjustment in the Subsidiary Guarantor with an offsetting increase (decrease) in the Non-Guarantor Subsidiary as follows (in millions):

For the years ended:
December 31, 2012	$0.3
December 31, 2011	$(0.8)
December 31, 2010	$2.0
For the:
Three months ended March 31, 2013	$(0.3)
Three months ended March 31, 2012	$0.3
Three months ended June 30, 2013	$(0.5)
Three months ended June 30, 2012	$(0.2)
Three months ended September 30, 2012	$0.4
Six months ended June 30, 2013	$(0.7)
Six months ended June 30, 2012	$—
Nine months ended September 30, 2012	$0.4

(2) Historically, FelCor LP presented the accumulated other comprehensive income related to its subsidiaries within common units of FelCor LP. These amounts were reclassified to properly state accumulated other comprehensive income as a separate component of FelCor LP’s equity in the consolidating balance sheet. Similarly, the related foreign currency translation adjustment will be added as a foreign currency translation adjustment to FelCor LP in the consolidating statement of comprehensive income. The impact of these balance sheet revisions (which eliminate in consolidation

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

and have no net effect on FelCor LP’s net equity) are to increase AOCI (and decrease common units) for FelCor LP as follows (in millions):

December 31, 2011	$26
December 31, 2012	$26
March 31, 2013	$26
June 30, 2013	$25

The impact of the revisions to the related condensed consolidating statement of comprehensive loss (which eliminate in consolidation) is to increase (decrease) foreign currency translation adjustment, comprehensive income (loss) and comprehensive income (loss) attributable to FelCor LP for FelCor LP as follows (in millions):

For the years ended:
December 31, 2012	$0.3
December 31, 2011	$(0.7)
December 31, 2010	$2.9
For the:
Three months ended March 31, 2013	$(0.4)
Three months ended March 31, 2012	$0.3
Three months ended June 30, 2013	$(0.6)
Three months ended June 30, 2012	$(0.3)
Three months ended September 30, 2012	$0.5
Six months ended June 30, 2013	$(0.9)
Six months ended June 30, 2012	$—
Nine months ended September 30, 2012	$0.5

Management evaluated the impact of the above corrections on all previously issued condensed consolidating financial statements and concluded the impact was not material. However, in order to present the above amounts appropriately in all comparative periods, the Company will revise previously issued condensed consolidating financial information to the extent the periods are included in future filings.

The following tables present consolidating information for the Subsidiary Guarantors.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$47,869	$1,057,396	$567,148	$—	$1,672,413
Hotel development	—	—	195,919	—	195,919
Equity investment in consolidated entities	1,515,142	—	—	(1,515,142)	—
Investment in unconsolidated entities	37,229	12,473	1,367	—	51,069
Hotel held for sale	9,676	8	—	—	9,684
Cash and cash equivalents	15,731	45,649	7,209	—	68,589
Restricted cash	—	6,955	71,179	—	78,134
Accounts receivable, net	160	38,186	546	—	38,892
Deferred expenses, net	21,402	—	9,519	—	30,921
Other assets	8,719	12,513	17,249	(11,740)	26,741

Total assets	$1,655,928	$1,173,180	$870,136	$(1,526,882)	$2,172,362

Debt, net	$1,277,723	$11,740	$370,442	$(11,740)	$1,648,165
Distributions payable	8,545	—	—	—	8,545
Accrued expenses and other liabilities	40,948	109,426	13,090	—	163,464

Total liabilities	1,327,216	121,166	383,532	(11,740)	1,820,174

Redeemable units	3,804	—	—	—	3,804

Preferred units	478,774	—	—	—	478,774
Common units	(179,422)	1,047,816	441,770	(1,489,586)	(179,422)
Accumulated other comprehensive income	25,556	4,630	20,926	(25,556)	25,556
Total FelCor LP partners’ capital	324,908	1,052,446	462,696	(1,515,142)	324,908
Noncontrolling interests	—	(432)	23,908	—	23,476
Total partners’ capital	324,908	1,052,014	486,604	(1,515,142)	348,384
Total liabilities and partners’ capital	$1,655,928	$1,173,180	$870,136	$(1,526,882)	$2,172,362

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$66,945	$1,102,262	$625,357	$—	$1,794,564
Hotel development	—	—	146,079	—	146,079
Equity investment in consolidated entities	1,551,377	—	—	(1,551,377)	—
Investment in unconsolidated entities	42,508	11,173	1,401	—	55,082
Cash and cash equivalents	8,312	30,425	7,008	—	45,745
Restricted cash	—	9,186	68,741	—	77,927
Accounts receivable, net	96	24,432	855	—	25,383
Deferred expenses, net	22,657	—	11,605	—	34,262
Other assets	8,122	10,322	16,187	(11,240)	23,391

Total assets	$1,700,017	$1,187,800	$877,233	$(1,562,617)	$2,202,433

Debt, net	$1,273,587	$11,240	$356,938	$(11,240)	$1,630,525
Distributions payable	8,545	—	—	—	8,545
Accrued expenses and other liabilities	20,316	95,986	22,140	—	138,442

Total liabilities	1,302,448	107,226	379,078	(11,240)	1,777,512

Redeemable units	2,902	—	—	—	2,902

Preferred units	478,774	—	—	—	478,774
Common units	(110,258)	1,076,067	449,159	(1,525,226)	(110,258)
Accumulated other comprehensive income	26,151	4,782	21,369	(26,151)	26,151
Total FelCor LP partners’ capital	394,667	1,080,849	470,528	(1,551,377)	394,667
Noncontrolling interests	—	(275)	27,627	—	27,352
Total partners’ capital	394,667	1,080,574	498,155	(1,551,377)	422,019
Total liabilities and partners’ capital	$1,700,017	$1,187,800	$877,233	$(1,562,617)	$2,202,433

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$230,979	$—	$—	$230,979
Percentage lease revenue	2,756	—	21,567	(24,323)	—
Other revenue	1	1,401	182	—	1,584
Total revenues	2,757	232,380	21,749	(24,323)	232,563

Expenses:
Hotel operating expenses	—	153,034	—	—	153,034
Taxes, insurance and lease expense	1,066	45,836	3,378	(24,323)	25,957
Corporate expenses	(212)	4,694	1,335	—	5,817
Depreciation and amortization	1,004	18,045	11,075	—	30,124
Conversion expenses	—	(17)	(64)	—	(81)
Other expenses	105	1,174	823	—	2,102
Total operating expenses	1,963	222,766	16,547	(24,323)	216,953
Operating income	794	9,614	5,202	—	15,610
Interest expense, net	(20,976)	(317)	(4,703)	—	(25,996)
Gain on involuntary conversion, net	—	—	21	—	21
Loss before equity in income from unconsolidated entities	(20,182)	9,297	520	—	(10,365)
Equity in income from consolidated entities	21,537	—	—	(21,537)	—
Equity in income from unconsolidated entities	1,602	509	(11)	—	2,100
Loss from continuing operations	2,957	9,806	509	(21,537)	(8,265)
Income from discontinued operations	241	2,122	9,691	—	12,054
Net income	3,198	11,928	10,200	(21,537)	3,789
Income attributable to noncontrolling interests	—	319	(910)	—	(591)
Net income attributable to FelCor LP	3,198	12,247	9,290	(21,537)	3,198
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(6,480)	$12,247	$9,290	$(21,537)	$(6,480)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$223,000	$—	$—	$223,000
Percentage lease revenue	2,575	—	29,718	(32,293)	—
Other revenue	7	1,269	165	—	1,441
Total revenues	2,582	224,269	29,883	(32,293)	224,441

Expenses:
Hotel operating expenses	—	150,335	—	—	150,335
Taxes, insurance and lease expense	319	52,721	4,024	(32,293)	24,771
Corporate expenses	139	3,643	1,913	—	5,695
Depreciation and amortization	1,248	16,142	12,660	—	30,050
Other expenses	88	1,584	287	—	1,959
Total operating expenses	1,794	224,425	18,884	(32,293)	212,810
Operating income	788	(156)	10,999	—	11,631
Interest expense, net	(21,532)	(3,997)	(5,039)	—	(30,568)
Debt extinguishment	—	—	(10,377)	—	(10,377)
Loss before equity in income from unconsolidated entities	(20,744)	(4,153)	(4,417)	—	(29,314)
Equity in income from consolidated entities	559	—	—	(559)	—
Equity in income from unconsolidated entities	1,040	507	(11)	—	1,536
Loss from continuing operations	(19,145)	(3,646)	(4,428)	(559)	(27,778)
Income from discontinued operations	(24)	(3,375)	11,622	—	8,223
Net loss	(19,169)	(7,021)	7,194	(559)	(19,555)
Loss attributable to noncontrolling interests	—	286	100	—	386
Net loss attributable to FelCor LP	(19,169)	(6,735)	7,294	(559)	(19,169)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(28,847)	$(6,735)	$7,294	$(559)	$(28,847)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$682,927	$—	$—	$682,927
Percentage lease revenue	5,633	—	67,918	(73,551)	—
Other revenue	6	2,653	375	—	3,034
Total revenues	5,639	685,580	68,293	(73,551)	685,961

Expenses:
Hotel operating expenses	—	459,262	—	—	459,262
Taxes, insurance and lease expense	1,756	134,714	10,290	(73,551)	73,209
Corporate expenses	169	15,048	5,126	—	20,343
Depreciation and amortization	3,439	53,534	33,434	—	90,407
Impairment loss	14,294	—	10,147	—	24,441
Conversion expenses	23	666	445	—	1,134
Other expenses	2,883	2,533	1,422	—	6,838
Total operating expenses	22,564	665,757	60,864	(73,551)	675,634
Operating income	(16,925)	19,823	7,429	—	10,327
Interest expense, net	(63,961)	(940)	(14,152)	—	(79,053)
Gain on involuntary conversion, net	—	—	21	—	21
Loss before equity in income from unconsolidated entities	(80,886)	18,883	(6,702)	—	(68,705)
Equity in income from consolidated entities	38,096	—	—	(38,096)	—
Equity in income from unconsolidated entities	3,454	675	(34)	—	4,095
Loss from continuing operations	(39,336)	19,558	(6,736)	(38,096)	(64,610)
Income from discontinued operations	(2,654)	1,763	19,890	—	18,999
Net loss	(41,990)	21,321	13,154	(38,096)	(45,611)
Loss attributable to noncontrolling interests	—	558	3,063	—	3,621
Net loss attributable to FelCor LP	(41,990)	21,879	16,217	(38,096)	(41,990)
Preferred distributions	(29,034)	—	—	—	(29,034)
Net loss attributable to FelCor LP common unitholders	$(71,024)	$21,879	$16,217	$(38,096)	$(71,024)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$654,853	$—	$—	$654,853
Percentage lease revenue	5,401	—	85,866	(91,267)	—
Other revenue	12	2,311	349	—	2,672
Total revenues	5,413	657,164	86,215	(91,267)	657,525

Expenses:
Hotel operating expenses	—	443,823	—	—	443,823
Taxes, insurance and lease expense	1,065	149,101	11,358	(91,267)	70,257
Corporate expenses	333	12,601	7,140	—	20,074
Depreciation and amortization	3,523	46,667	37,115	—	87,305
Other expenses	564	2,765	393	—	3,722
Total operating expenses	5,485	654,957	56,006	(91,267)	625,181
Operating income	(72)	2,207	30,209	—	32,344
Interest expense, net	(63,906)	(12,078)	(15,029)	—	(91,013)
Debt extinguishment	(7)	(26)	(10,465)	—	(10,498)
Loss before equity in income from unconsolidated entities	(63,985)	(9,897)	4,715	—	(69,167)
Equity in income from consolidated entities	26,048	—	—	(26,048)	—
Equity in income from unconsolidated entities	2,058	650	(34)	—	2,674
Loss from continuing operations	(35,879)	(9,247)	4,681	(26,048)	(66,493)
Income from discontinued operations	(69)	(7,488)	37,662	—	30,105
Net loss	(35,948)	(16,735)	42,343	(26,048)	(36,388)
Loss attributable to noncontrolling interests	—	575	(135)	—	440
Net loss attributable to FelCor LP	(35,948)	(16,160)	42,208	(26,048)	(35,948)
Preferred distributions	(29,034)	—	—	—	(29,034)
Net loss attributable to FelCor LP common unitholders	$(64,982)	$(16,160)	$42,208	$(26,048)	$(64,982)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$3,198	$11,928	$10,200	$(21,537)	$3,789
Foreign currency translation adjustment	329	54	275	(329)	329
Comprehensive income	3,527	11,982	10,475	(21,866)	4,118
Comprehensive income attributable to noncontrolling interests	—	319	(910)	—	(591)
Comprehensive income attributable to FelCor LP	$3,527	$12,301	$9,565	$(21,866)	$3,527

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(19,169)	$(7,021)	$7,194	$(559)	$(19,555)
Foreign currency translation adjustment	502	113	389	(502)	502
Comprehensive loss	(18,667)	(6,908)	7,583	(1,061)	(19,053)
Comprehensive loss attributable to noncontrolling interests	—	286	100	—	386
Comprehensive loss attributable to FelCor LP	$(18,667)	$(6,622)	$7,683	$(1,061)	$(18,667)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(41,990)	$21,321	$13,154	$(38,096)	$(45,611)
Foreign currency translation adjustment	(595)	(153)	(442)	595	(595)
Comprehensive loss	(42,585)	21,168	12,712	(37,501)	(46,206)
Comprehensive loss attributable to noncontrolling interests	—	558	3,063	—	3,621
Comprehensive loss attributable to FelCor LP	$(42,585)	$21,726	$15,775	$(37,501)	$(42,585)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(35,948)	$(16,735)	$42,343	$(26,048)	$(36,388)
Foreign currency translation adjustment	493	63	430	(493)	493
Comprehensive loss	(35,455)	(16,672)	42,773	(26,541)	(35,895)
Comprehensive loss attributable to noncontrolling interests	—	575	(135)	—	440
Comprehensive loss attributable to FelCor LP	$(35,455)	$(16,097)	$42,638	$(26,541)	$(35,455)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(33,236)	$73,336	$28,271	$—	$68,371
Investing activities:
Improvements and additions to hotels	2,467	(46,230)	(30,693)	—	(74,456)
Hotel development	—	—	(46,724)	—	(46,724)
Net proceeds from asset dispositions	(24)	18,277	71,676	—	89,929
Distributions from unconsolidated entities	5,343	875	—	—	6,218
Contributions to unconsolidated entities	—	(1,500)	—	—	(1,500)
Intercompany financing	64,238	—	—	(64,238)	—
Other	—	2,006	(2,458)	—	(452)
Cash flows from investing activities	72,024	(26,572)	(8,199)	(64,238)	(26,985)
Financing activities:
Proceeds from borrowings	—	—	137,245	—	137,245
Repayment of borrowings	—	—	(123,741)	—	(123,741)
Distributions paid to preferred unitholders	(29,034)	—	—	—	(29,034)
Intercompany financing	—	(31,907)	(32,331)	64,238	—
Other	(2,335)	401	(1,044)	—	(2,978)
Cash flows from financing activities	(31,369)	(31,506)	(19,871)	64,238	(18,508)
Effect of exchange rate changes on cash	—	(34)	—	—	(34)
Change in cash and cash equivalents	7,419	15,224	201	—	22,844
Cash and cash equivalents at beginning of period	8,312	30,425	7,008	—	45,745
Cash and cash equivalents at end of period	$15,731	$45,649	$7,209	$—	$68,589

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(36,423)	$25,768	$83,462	$—	$72,807
Investing activities:
Improvements and additions to hotels	(7,158)	(64,516)	(28,311)	—	(99,985)
Hotel development	—	—	(16,707)	—	(16,707)
Net proceeds from asset dispositions	(14)	7,931	116,693	—	124,610
Distributions from unconsolidated entities	11,269	625	—	—	11,894
Intercompany financing	140,154	—	—	(140,154)	—
Other	—	3,351	(753)	—	2,598
Cash flows from investing activities	144,251	(52,609)	70,922	(140,154)	22,410
Financing activities:
Proceeds from borrowings	—	—	378,750	—	378,750
Repayment of borrowings	(96)	(16,452)	(378,807)	—	(395,355)
Distributions paid to preferred unitholders	(59,021)	—	—	—	(59,021)
Intercompany financing	—	10,272	(150,426)	140,154	—
Other	—	1,796	(3,138)	—	(1,342)
Cash flows from financing activities	(59,117)	(4,384)	(153,621)	140,154	(76,968)
Effect of exchange rate changes on cash	—	112	—	—	112
Change in cash and cash equivalents	48,711	(31,113)	763	—	18,361
Cash and cash equivalents at beginning of period	23,503	67,001	3,254	—	93,758
Cash and cash equivalents at end of period	$72,214	$35,888	$4,017	$—	$112,119

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Lodging demand growth remains strong and supply growth remains near historically low levels, which should provide for continued sustainable revenue per available room (“RevPAR”) growth. The RevPAR for our 52 comparable hotels (our Consolidated Hotels excluding the Wyndham portfolio) increased 7.1% in the third quarter of 2013 compared to the same period last year. Overall, for all of our Consolidated Hotels, RevPAR grew 2.8% in the third quarter of 2013 compared to the same period last year, driven primarily by a 2.6% increase in average daily rate (“ADR”) coupled with a slight increase (10 basis points) in occupancy.
RevPAR for the Wyndham portfolio declined 20.3% for the third quarter compared to the same period last year. This decline reflects the impact of transitioning brands and management companies, including related renovations. We expect revenues at these hotels to improve meaningfully as transitional disruption subsides. In addition, as previously disclosed, Wyndham’s parent has guaranteed a minimum level of net operating income for each year of the ten-year term. Wyndham’s payments under this guaranty are subject to an aggregate $100 million limit over the term, with an annual $21.5 million limit. For March through September 2013 (the first seven months during which Wyndham managed the hotels for FelCor), we have recorded a $5.2 million pro rata portion of the projected full-year guaranty (of which $2.4 million is for the third quarter of 2013) as a reduction of Wyndham's contractual management and other fees.
To date, we have sold 24 of 39 non-strategic hotels as part of our portfolio repositioning plan. We are currently marketing six non-strategic hotels, of which we have agreed to sell three. The remaining nine non-strategic hotels are owned by joint ventures, and we continue to advance toward agreements with our partners, and expect to begin marketing those properties in early 2014.
Results of Operations
Comparison of the Three Months ended September 30, 2013 and 2012
For the three months ended September 30, 2013, we recorded $3.8 million in net income compared to a net loss of $19.6 million for the same period last year. Our 2013 net income included a $11.8 million net gain on sale of hotels included in discontinued operations. Our 2012 net loss included $11.8 million in debt extinguishment charges (of which $1.4 million are included in discontinued operations) and $1.1 million of hurricane-related charges (of which $433,000 are included in discontinued operations). The 2012 charges were offset by a $9.9 million net gain on the sale of a hotel, which is included in discontinued operations.
For the three months ended September 30, 2013:

•
Total revenue was $232.6 million, 3.6% more than last year. The increase was driven by a 2.8% increase in same-store RevPAR, reflecting a 2.6% increase in ADR and a 10 basis point increase in occupancy.

•
Hotel departmental expenses increased $2.5 million. As a percentage of total revenue, hotel departmental expenses decreased from 35.7% last year to 35.5% in the current period. This decrease reflects favorable profitability margins in the rooms department, resulting from revenue increases driven primarily by ADR as opposed to occupancy.

•	Other property-related costs increased $1.4 million. As a percentage of total revenue, other property-related costs decreased from 26.6% to 26.3%. This decrease primarily results from lower costs as a percent of total revenue associated with our sales efforts and marketing programs in the current period.

•
Management and franchise fees decreased $1.2 million. As a percentage of total revenue, these costs decreased from 4.6% last year to 4.0% in the current period. We converted eight hotels to Wyndham brands and management on March 1, 2013. Wyndham earns lower management fees than the previous management company. In addition, Wyndham’s guaranty of a minimum level of net operating income has reduced Wyndham’s contractual management fees during the current period. These arrangements with Wyndham more than offset increases in fees resulting from higher revenue.

•
Taxes, insurance and lease expense increased $1.2 million and increased as a percent of total revenue from 11.0% last year to 11.2% in the current period. The increase reflects a combination of higher percentage lease expense (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate than other expenses) and higher property and other taxes (last year we achieved significant reductions after appeals), partially offset by lower general liability insurance (reflecting more favorable claims experience).

•	Net interest expense decreased $4.6 million. The decrease reflects our lower average interest rate and increased capitalized interest, partially offset by an increase in average debt for the period.

•
Debt extinguishment. For the three months ended September 30, 2013, no debt extinguishment charges were included in continuing operations, while continuing operations for the same period last year included $10.4 million in debt extinguishment charges. The charges incurred in the prior year include prepayment penalties and the write-off of deferred loan costs related to the repayment of $143.5 million in debt secured by properties included in continuing operations.

•
Discontinued operations include the results of operations for one hotel designated as held for sale at September 30, 2013, four hotels sold in 2013 and ten hotels sold in 2012. Discontinued operations in 2013 included a $11.8 million net gain on sale of hotels. Discontinued operations for 2012 primarily consisted of a $9.9 million net gain on the sale of one hotel and $1.4 million of debt extinguishment charges (related to $49.0 million in repayment of debt).

Comparison of the Nine Months ended September 30, 2013 and 2012
For the nine months ended September 30, 2013, we recorded a $45.6 million net loss compared to a $36.4 million net loss for the same period last year. Our 2013 net loss included $27.7 million of impairment charges ($24.4 million related to two hotels included in continuing operations and $3.3 million related to one hotel included in discontinued operations), offset by a $19.1 million net gain on sale of hotels included in discontinued operations (primarily from the sale of four hotels). Our 2012 net loss included a $1.3 million impairment charge for one hotel included in discontinued operations, $1.1 million in hurricane-related charges (of which $433,000 are included in discontinued operations), and $12.6 million in debt extinguishment charges ($10.5 million included in continuing operations and $2.1 million included in discontinued operations). These 2012 charges were offset by a $26.6 million net gain on sale of hotels included in discontinued operations.
For the nine months ended September 30, 2013:

•
Total revenue was $686.0 million, 4.3% more than last year. The increase was driven by a 3.4% increase in same-store RevPAR, reflecting a 3.4% increase in ADR and a 10 basis point increase in occupancy.

•
Hotel departmental expenses increased $12.8 million. As a percentage of total revenue, hotel departmental expenses increased from 36.0% last year to 36.4% in the current period. This increase was primarily driven by low profitability at the eight transitioning Wyndham hotels.

•
Other property-related costs increased $5.9 million. As a percentage of total revenue, other property-related costs decreased from 26.8% last year to 26.5% in the current period. This improvement primarily reflects revenue increases driven by ADR as opposed to occupancy.

•
Management and franchise fees decreased $3.2 million. As a percentage of total revenue, these costs decreased from 4.7% last year to 4.0% in the current period. We converted eight hotels to Wyndham brands and management on March 1, 2013. Wyndham earns lower management fees than the previous management company. In addition, Wyndham’s guaranty of a minimum level of net operating income has reduced Wyndham’s contractual management fees during the current period. These arrangements with Wyndham more than offset increases in fees resulting from higher revenue.

•
Taxes, insurance and lease expense increased $3.0 million and remained relatively flat as a percentage of total revenue. The increase reflects a combination of higher percentage lease expense (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate than other expenses) and higher property and other taxes (last year we achieved significant reductions after appeals). These higher expenses are partially offset by lower general liability insurance (reflecting more favorable claims experience).

•	Depreciation and amortization expense increased $3.1 million, primarily reflecting additional depreciation after investing $121.5 million of capital in our hotels in 2012.

•
Impairment loss. For the nine months ended September 30, 2013, we recorded $24.4 million of impairment charges for two hotels included in continuing operations after we reduced their estimated hold periods.

•	Conversion expenses. We converted eight hotels to Wyndham brands and management in March 2013. We classified those expenses as conversion expense in our 2013 statements of operations.

•	Other expenses increased $3.1 million compared to the same period in 2012, primarily related to severance costs for two employees and pre-opening costs on our hotel development.

•
Net interest expense decreased $12.0 million, primarily reflecting our lower average interest rate. Lower interest rates in 2013 are partially offset by an increase in average debt for the period, as well as less capitalized interest attributable to renovation and redevelopment projects.

•
Debt extinguishment. For the nine months ended September 30, 2013, no debt extinguishment charges were included in continuing operations, while continuing operations for the same period last year included $10.5 million in debt extinguishment charges. The charges incurred in the prior year include prepayment penalties and the write-off of deferred loan costs related to the repayment of $143.5 million in debt secured by properties included in continuing operations.

•
Discontinued operations include the results of operations for one hotel designated as held for sale at September 30, 2013, four hotels sold in 2013 and ten hotels sold in 2012. Discontinued operations in 2013 included a $19.1 million net gain (primarily related to the sale of four hotels), offset by a $3.3 million impairment charge for the one hotel designated as held for sale. Discontinued operations for 2012 primarily consisted of a $26.6 million net gain on the sales of seven hotels, a $1.3 million impairment loss for one hotel and $2.1 million of debt extinguishment charges (related to $118.2 million in repayment of debt).

Non-GAAP Financial Measures
We refer in this report to certain “non-GAAP financial measures.” These measures, including FFO, Adjusted FFO, EBITDA, Adjusted EBITDA, Same-store Adjusted EBITDA, Hotel EBITDA, and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with GAAP. The following tables reconcile these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and the limitations of such measures.

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended September 30,
	2013			2012
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$3,789			$(19,555)
Noncontrolling interests	(559)			530
Preferred dividends	(9,678)			(9,678)
Net loss attributable to FelCor common stockholders	(6,448)	123,817	$(0.05)	(28,703)	123,640	$(0.23)
Depreciation and amortization	30,124	—	0.24	30,050	—	0.25
Depreciation, discontinued operations and unconsolidated entities	3,461	—	0.03	5,363	—	0.04
Gain on involuntary conversion	(21)	—	—	—	—	—
Gain on involuntary conversion, discontinued operations, net of noncontrolling interests in other partnerships	(57)	—	—	—	—	—
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(10,958)	—	(0.09)	(9,922)	—	(0.08)
Noncontrolling interests in FelCor LP	(32)	618	—	(144)	626	(0.01)
Conversion of unvested restricted stock	—	983	—	—	—	—
FFO	16,069	125,418	0.13	(3,356)	124,266	(0.03)
Acquisition costs	—	—	—	16	—	—
Hurricane loss	—	—	—	646	—	0.01
Hurricane loss, discontinued operations and unconsolidated entities	—	—	—	436	—	—
Debt extinguishment, including discontinued operations	—	—	—	11,786	—	0.09
Severance costs	106	—	—	71	—	—
Conversion expenses	(81)	—	—	—	—	—
Variable stock compensation	151	—	—	—	—	—
Abandoned projects	—	—	—	219	—	—
Pre-opening costs, net of noncontrolling interests	814	—	0.01	202	—	—
Conversion of unvested restricted stock	—	—	—	—	358	0.01
Adjusted FFO	$17,059	125,418	$0.14	$10,020	124,624	$0.08

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Nine Months Ended September 30,
	2013			2012
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(45,611)			$(36,388)
Noncontrolling interests	3,973			769
Preferred dividends	(29,034)			(29,034)
Net loss attributable to FelCor common stockholders	(70,672)	123,815	$(0.57)	(64,653)	123,648	$(0.52)
Depreciation and amortization	90,407	—	0.73	87,305	—	0.71
Depreciation, discontinued operations and unconsolidated entities	11,800	—	0.10	18,554	—	0.15
Gain on involuntary conversion	(21)	—	—	—	—	—
Gain on involuntary conversion, discontinued operations, net of noncontrolling interests in other partnerships	(57)	—	—	—	—	—
Impairment loss, net of noncontrolling interests in other partnerships	20,382	—	0.16	—	—	—
Impairment loss, discontinued operations	3,265	—	0.03	1,335	—	0.01
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(18,217)	—	(0.15)	(26,641)	—	(0.22)
Noncontrolling interests in FelCor LP	(352)	620	(0.01)	(329)	630	—
Conversion of unvested restricted stock	—	672	—	—	280	—
FFO	36,535	125,107	0.29	15,571	124,558	0.13
Acquisition costs	23	—	—	114	—	—
Hurricane loss	—	—	—	646	—	0.01
Hurricane loss, discontinued operations and unconsolidated entities	—	—	—	436	—	—
Debt extinguishment, including discontinued operations	—	—	—	12,598	—	0.10
Severance costs	2,896	—	0.02	451	—	—
Conversion expenses	1,134	—	0.01	—	—	—
Variable stock compensation	374	—	—	—	—	—
Abandoned projects	—	—	—	219	—	—
Pre-opening costs, net of noncontrolling interests	1,376	—	0.02	245	—	—
Adjusted FFO	$42,338	125,107	$0.34	$30,280	124,558	$0.24

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Same-Store Adjusted EBITDA
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$3,789	$(19,555)	$(45,611)	$(36,388)
Depreciation and amortization	30,124	30,050	90,407	87,305
Depreciation, discontinued operations and unconsolidated entities	3,461	5,363	11,800	18,554
Interest expense	26,011	30,602	79,113	91,129
Interest expense, discontinued operations and unconsolidated entities	681	1,725	2,032	6,595
Noncontrolling interests in other partnerships	(591)	386	3,621	440
EBITDA	63,475	48,571	141,362	167,635
Impairment loss, net of noncontrolling interests in other partnerships	—	—	20,382	—
Impairment loss, discontinued operations	—	—	3,265	1,335
Hurricane loss	—	646	—	646
Hurricane loss, discontinued operations and unconsolidated entities	—	436	—	436
Debt extinguishment, including discontinued operations	—	11,786	—	12,598
Acquisition costs	—	16	23	114
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(10,958)	(9,922)	(18,217)	(26,641)
Gain on involuntary conversion	(21)	—	(21)	—
Gain on involuntary conversion, discontinued operations, net of noncontrolling interests in other partnerships	(57)	—	(57)	—
Amortization of fixed stock and directors’ compensation	1,397	1,210	4,547	3,748
Severance costs	106	71	2,896	451
Abandoned projects	—	219	—	219
Conversion expenses	(81)	—	1,134	—
Variable stock compensation	151	—	374	—
Pre-opening costs, net of noncontrolling interests	814	202	1,376	245
Adjusted EBITDA	$54,826	$53,235	157,064	160,786
Adjusted EBITDA from discontinued operations	(908)	(3,773)	(6,610)	(21,855)
Same-store Adjusted EBITDA	$53,918	$49,462	$150,454	$138,931

Reconciliation of Income from Discontinued Operations to Adjusted EBITDA from Discontinued Operations
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income from discontinued operations	$12,054	$8,223	$18,999	$30,105
Depreciation and amortization, net of noncontrolling interests in other partnerships	747	2,609	3,586	10,055
Interest expense	—	1,031	—	4,527
Noncontrolling interests in other partnerships	(878)	(10)	(966)	(59)
EBITDA from discontinued operations	$11,923	$11,853	$21,619	$44,628
Impairment loss	—	—	3,265	1,335
Hurricane loss	—	433	—	433
Debt extinguishment	—	1,409	—	2,100
Gain on involuntary conversion, net of noncontrolling interests in other partnerships	(57)	—	(57)	—
Gain on sale, net of noncontrolling interests in other partnerships	(10,958)	(9,922)	(18,217)	(26,641)
Adjusted EBITDA from discontinued operations	$908	$3,773	$6,610	$21,855

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Same-store operating revenue:
Room	$185,281	$179,085	$533,618	$514,029
Food and beverage	33,460	31,968	113,380	103,578
Other operating departments	12,238	11,947	35,929	37,246
Same-store operating revenue	230,979	223,000	682,927	654,853
Same-store operating expense:
Room	48,436	47,095	141,701	136,221
Food and beverage	28,513	27,609	91,061	84,250
Other operating departments	5,660	5,440	16,990	16,515
Other property related costs	61,153	59,766	181,942	176,050
Management and franchise fees	9,272	10,425	27,568	30,787
Taxes, insurance and lease expense	15,907	15,588	45,374	44,410
Same-store operating expense	168,941	165,923	504,636	488,233
Hotel EBITDA	$62,038	$57,077	$178,291	$166,620
Hotel EBITDA Margin	26.9%	25.6%	26.1%	25.4%

Hotel EBITDA and Hotel EBITDA Margin (continued)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Hotel EBITDA - Comparable core (37)	$41,659	$36,549	$121,495	$107,689
Hotel EBITDA - Non-strategic (15)	10,377	9,613	30,507	28,838
Hotel EBITDA - Comparable (52)	52,036	46,162	152,002	136,527
Hotel EBITDA - Wyndham (8)	10,002	10,915	26,289	30,093
Hotel EBITDA (60)	$62,038	$57,077	$178,291	$166,620

Hotel EBITDA Margin - Comparable core (37)	25.0%	23.7%	24.7%	23.7%
Hotel EBITDA Margin - Non-strategic (15)	27.3%	26.7%	27.5%	27.0%
Hotel EBITDA Margin - Comparable (52)	25.4%	24.3%	25.2%	24.3%
Hotel EBITDA Margin - Wyndham (8)	37.8%	33.4%	33.1%	32.5%
Hotel EBITDA Margin (60)	26.9%	25.6%	26.1%	25.4%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Same-store operating revenue	$230,979	$223,000	$682,927	$654,853
Other revenue	1,584	1,441	3,034	2,672
Total revenue	232,563	224,441	685,961	657,525
Same-store operating expense	168,941	165,923	504,636	488,233
Consolidated hotel lease expense(a)	11,849	10,910	33,572	31,339
Unconsolidated taxes, insurance and lease expense	(1,799)	(1,727)	(5,737)	(5,492)
Corporate expenses	5,817	5,695	20,343	20,074
Depreciation and amortization	30,124	30,050	90,407	87,305
Impairment loss	—	—	24,441	—
Hurricane loss	—	646	—	646
Conversion expenses	(81)	—	1,134	—
Other expenses	2,102	1,313	6,838	3,076
Total operating expense	216,953	212,810	675,634	625,181
Operating income	$15,610	$11,631	$10,327	$32,344

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

Pro Rata Share of Rooms Owned

The following table sets forth, at September 30, 2013, our pro rata share of hotel rooms, included in continuing operations, after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at September 30, 2013
Consolidated Hotels	60	17,644
Unconsolidated hotel operations	1	171
Total hotels	61	17,815

50% joint ventures	13	(1,573)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	2	(44)
Pro rata rooms attributed to joint venture partners		(1,871)
Pro rata share of rooms owned		15,944

Hotel Portfolio Composition

The following table illustrates the distribution of Same-store hotels.

Brand	Hotels	Rooms	2012 Hotel Operating Revenue (in thousands)	2012 Hotel EBITDA (in thousands)(a)
Embassy Suites Hotels	20	5,434	$256,201	$78,370
Wyndham and Wyndham Grand(b)	8	2,526	120,355	37,951
Renaissance and Marriott	3	1,321	111,976	17,908
DoubleTree by Hilton and Hilton	5	1,206	56,071	16,702
Sheraton and Westin	4	1,604	68,369	14,536
Fairmont	1	383	41,255	4,285
Holiday Inn	2	968	40,512	4,217
Morgans and Royalton	2	285	32,129	3,457
Core hotels	45	13,727	726,868	177,426
Non-strategic hotels	15	3,917	140,475	37,367
Same-store hotels	60	17,644	$867,343	$214,793

Market
San Francisco area	4	1,637	$99,659	$21,030
Los Angeles area	3	677	33,287	13,757
South Florida	3	923	47,298	13,253
Boston	3	916	68,121	12,123
New York area	4	820	57,052	9,731
Myrtle Beach	2	640	36,974	9,427
Atlanta	3	952	35,410	9,228
Philadelphia	2	728	36,122	8,880
Tampa	1	361	45,152	7,955
San Diego	1	600	26,445	6,687
Other markets	19	5,473	241,348	65,355
Core hotels	45	13,727	726,868	177,426
Non-strategic hotels	15	3,917	140,475	37,367
Same-store hotels	60	17,644	$867,343	$214,793

Location
Urban	17	5,308	$316,355	$74,428
Resort	10	2,929	183,808	41,465
Airport	9	2,957	126,906	33,734
Suburban	9	2,533	99,799	27,799
Core hotels	45	13,727	726,868	177,426
Non-strategic hotels	15	3,917	140,475	37,367
Same-store hotels	60	17,644	$867,343	$214,793

(a)
Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q.

(b)	These hotels converted brand and management from Holiday Inn on March 1, 2013.

Hotel Operating Statistics
The following tables set forth occupancy, ADR and RevPAR for the three and nine months ended September 30, 2013 and 2012, and the percentage changes therein for the periods presented, for our Same-store Consolidated Hotels included in continuing operations.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	%Variance	2013	2012	%Variance
Embassy Suites Hotels	79.3	76.4	3.8	77.0	76.4	0.8
Renaissance and Marriott	66.9	68.3	(2.1)	71.6	71.3	0.5
DoubleTree by Hilton and Hilton	76.1	78.1	(2.6)	71.5	71.9	(0.6)
Sheraton and Westin	70.0	69.0	1.5	67.7	65.8	2.9
Fairmont	85.5	81.7	4.6	75.5	62.0	21.7
Holiday Inn	85.3	80.9	5.5	80.7	74.1	8.9
Morgans and Royalton	88.8	85.6	3.7	86.4	83.2	3.9
Comparable core hotels (37)	77.1	75.5	2.2	74.9	73.3	2.3
Non-strategic hotels (15)	77.6	73.7	5.3	76.0	73.8	2.9
Comparable hotels (52)	77.3	75.0	3.0	75.2	73.4	2.4
Wyndham and Wyndham Grand(a)	68.7	81.1	(15.3)	67.8	78.3	(13.4)
Same-store hotels (60)	76.0	75.9	0.2	74.2	74.1	—
	ADR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	%Variance	2013	2012	%Variance
Embassy Suites Hotels	151.02	146.40	3.2	150.30	145.40	3.4
Renaissance and Marriott	191.81	171.56	11.8	209.87	194.01	8.2
DoubleTree by Hilton and Hilton	147.65	142.08	3.9	147.72	139.02	6.3
Sheraton and Westin	116.63	114.61	1.8	115.95	112.28	3.3
Fairmont	290.21	275.15	5.5	280.17	281.34	(0.4)
Holiday Inn	176.59	159.36	10.8	144.64	134.56	7.5
Morgans and Royalton	299.78	295.74	1.4	300.11	289.76	3.6
Comparable core hotels (37)	162.42	154.53	5.1	160.67	152.78	5.2
Non-strategic hotels (15)	121.13	120.87	0.2	120.47	119.15	1.1
Comparable hotels (52)	151.66	145.89	4.0	150.15	143.95	4.3
Wyndham and Wyndham Grand(a)	140.19	149.07	(6.0)	142.94	146.51	(2.4)
Same-store hotels (60)	150.18	146.38	2.6	149.20	144.34	3.4
	RevPAR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	%Variance	2013	2012	%Variance
Embassy Suites Hotels	119.77	111.89	7.0	115.71	111.03	4.2
Renaissance and Marriott	128.29	117.18	9.5	150.36	138.32	8.7
DoubleTree by Hilton and Hilton	112.41	111.00	1.3	105.65	99.99	5.7
Sheraton and Westin	81.65	79.09	3.2	78.53	73.91	6.3
Fairmont	248.05	224.93	10.3	211.43	174.41	21.2
Holiday Inn	150.64	128.85	16.9	116.76	99.75	17.0
Morgans and Royalton	266.15	253.11	5.2	259.43	241.05	7.6
Comparable core hotels (37)	125.28	116.60	7.4	120.41	111.96	7.5
Non-strategic hotels (15)	94.04	89.10	5.5	91.55	87.96	4.1
Comparable hotels (52)	117.18	109.42	7.1	112.94	105.70	6.9
Wyndham and Wyndham Grand(a)	96.31	120.90	(20.3)	96.95	114.69	(15.5)
Same-store hotels (60)	114.19	111.08	2.8	110.65	107.00	3.4
(a)    These hotels converted from Holiday Inn (brand and management) on March 1, 2013.

Hotel Operating Statistics by Market

	Occupancy (%)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	%Variance	2013	2012	%Variance
San Francisco area	90.7	89.7	1.2	84.4	82.4	2.5
Los Angeles area	82.2	78.9	4.2	77.1	80.3	(4.0)
South Florida	77.1	72.7	6.0	82.4	78.5	4.9
Boston	82.1	77.6	5.8	75.1	65.7	14.2
New York area	82.5	78.5	5.1	79.4	76.8	3.3
Myrtle Beach	88.6	82.1	8.0	67.3	66.5	1.2
Atlanta	76.4	75.6	1.1	74.7	75.0	(0.4)
Philadelphia	70.4	68.3	3.2	67.5	62.6	7.9
Tampa	77.6	80.7	(3.8)	81.0	83.7	(3.1)
Other markets	68.7	68.6	0.1	70.0	69.0	1.4
Comparable core hotels (37)	77.1	75.5	2.2	74.9	73.3	2.3
	ADR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	%Variance	2013	2012	%Variance
San Francisco area	219.88	190.07	15.7	190.42	171.84	10.8
Los Angeles area	149.50	149.88	(0.3)	142.91	137.77	3.7
South Florida	114.98	115.28	(0.3)	148.76	147.52	0.8
Boston	241.44	230.59	4.7	231.03	225.32	2.5
New York area	211.12	205.13	2.9	210.47	202.24	4.1
Myrtle Beach	174.58	174.37	0.1	158.18	153.84	2.8
Atlanta	112.49	107.82	4.3	113.12	108.54	4.2
Philadelphia	155.73	157.43	(1.1)	165.08	163.95	0.7
Tampa	155.99	151.48	3.0	185.51	178.36	4.0
Other markets	133.83	131.46	1.8	140.01	134.74	3.9
Comparable core hotels (37)	162.42	154.53	5.1	160.67	152.78	5.2
	RevPAR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	%Variance	2013	2012	%Variance
San Francisco area	199.50	170.41	17.1	160.76	141.59	13.5
Los Angeles area	122.88	118.23	3.9	110.14	110.57	(0.4)
South Florida	88.66	83.83	5.8	122.53	115.85	5.8
Boston	198.14	178.94	10.7	173.39	148.06	17.1
New York area	174.14	160.99	8.2	167.08	155.35	7.6
Myrtle Beach	154.70	143.13	8.1	106.39	102.26	4.0
Atlanta	85.93	81.46	5.5	84.52	81.43	3.8
Philadelphia	109.65	107.45	2.0	111.48	102.59	8.7
Tampa	121.02	122.21	(1.0)	150.35	149.25	0.7
Other markets	91.94	90.24	1.9	97.98	92.99	5.4
Comparable core hotels (37)	125.28	116.60	7.4	120.41	111.96	7.5

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at September 30, 2013.

Core Hotels	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Dana Point – Doheny Beach	DoubleTree Suites by Hilton	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Napa Valley	Embassy Suites Hotel	CA	205
Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	250
San Diego Bayside	Wyndham	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica	Wyndham	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	DoubleTree Suites by Hilton	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Boston – at Beacon Hill	Wyndham	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
New Orleans – French Quarter	Wyndham	LA	374
Charlotte – SouthPark	DoubleTree Suites by Hilton	NC	208
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – Morgans	Independent	NY	117
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Wyndham	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Wyndham	PA	251
Charleston – The Mills House	Wyndham Grand	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383

Hotel Portfolio (continued)

Core Hotels	Brand	State	Rooms	% Owned	(a)
Austin	DoubleTree Suites by Hilton	TX	188	90%
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Wyndham	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotel under Development
New York – Knickerbocker	Independent	NY	330	95%

Non-strategic Hotels
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Orlando – International Airport	Holiday Inn	FL	288
Atlanta – Airport	Embassy Suites Hotel	GA	232
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Bloomington	Embassy Suites Hotel	MN	218
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Toronto – International Airport	Holiday Inn	Ontario	446
Austin – Central	Embassy Suites Hotel	TX	260	50%
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%

Non-strategic Hotel Held for Sale (included in discontinued operations)
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277

(a)	We own 100% of each hotel except where otherwise noted.

Liquidity and Capital Resources
Operating Activities
During the first nine months of 2013, our operations (primarily hotel operations) provided $68.4 million in cash, $4.4 million less than the same period last year. Our consolidated statements of cash flows combines cash flow from continuing and discontinued operations. Operating cash flow from discontinued operations was $6.8 million and $17.1 million for the nine months ended September 30, 2013 and 2012, respectively. The absence of these cash flows should not have a material impact on our business, as these hotels would not provide an acceptable return on our investment.
At September 30, 2013, we had $68.6 million of cash and cash equivalents, including $45.6 million held by third-party management companies.
RevPAR for the lodging industry remains strong. RevPAR at our comparable hotels for the first nine months increased 6.9%, driven by a 4.3% increase in ADR. We expect our RevPAR at our comparable hotels to increase 6.5-7.0% during 2013, primarily from ADR growth as supply growth in our markets generally remains well below historical levels. We expect to generate $71.8 million to $73.2 million of cash flow from operations in 2013.
Investing Activities
During the first nine months of 2013, we used $27.0 million of cash in investing activities compared to $22.4 million of cash provided from investing activities during the same period last year. So far in 2013, compared to last year, we spent $25.5 million less on improvements and additions to hotels, which was more than offset by a $30.0 million increase in hotel development and a $34.7 million decrease in net proceeds from hotel sales.
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
Our strategic plan contemplates selling 39 non-strategic hotels that do not meet our investment criteria. We have sold 24 of these 39 hotels to date, and we have 15 non-strategic hotels remaining to sell. We are currently marketing six non-strategic hotels, of which we currently have three under contract. We will use the proceeds from dispositions to repay debt and reduce leverage.
Financing Activities
During the first nine months of 2013, cash used in financing activities decreased by $58.5 million compared to the same period last year, driven by $116.6 million of non-recurring debt payments in 2012 (primarily as a consequence of asset sales), and $30 million used to pay accrued preferred dividends in arrears in 2012, as well as a $13.5 million decrease in 2013 in our recurring principal payments. The foregoing were partially offset by a $100.0 million decrease in 2013 net borrowings on our line of credit. In 2013, we expect to pay approximately $5 million of normally occurring principal payments and $39 million of preferred dividends, all of which will be funded from operating cash flow and cash on hand. We are using proceeds from hotel sales to make additional non-recurring principal payments.
On October 31, 2013, our board declared a $0.02 per share quarterly common dividend for the fourth quarter. The board has reinstated our common dividend recognizing the ongoing success of our portfolio repositioning and restructured balance sheet positive funds available for distribution (“FAD”) The dividend will be paid on January 31, 2014 to holders of record on January 15, 2014.  Future quarterly dividends will be based on estimates of FAD, reinvestment opportunities within our portfolio and taxable net income, among other things.
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

Senior Notes. Our senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. These notes are guaranteed by us, and payment of our 10% notes is secured by a pledge of the limited partner interests in FelCor LP owned by FelCor. In addition, our senior notes are secured by a combination of first lien mortgages and related security interests and/or negative pledges on 26 hotels (11 hotels for our 10% senior notes, six hotels for our 6.75% senior notes and nine hotels for our 5.625% senior notes), as well as pledges of equity interests in certain subsidiaries of FelCor LP.

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
At September 30, 2013, approximately 92% of our consolidated debt bears fixed-rate interest.
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
Expected Maturity Date
at September 30, 2013
(dollars in thousands)

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$1,259	$300,192	$3,107	$11,461	$2,810	$1,197,656	$1,516,485	$1,534,154
Average interest rate	5.77%	9.25%	5.11%	5.61%	4.95%	6.03%	6.66%
Floating-rate:
Debt	—	—	—	137,861	—	—	137,861	$137,861
Average interest rate (a)	—	—	—	5.31%	—	—	5.31%
Total debt	$1,259	$300,192	$3,107	$149,322	$2,810	$1,197,656	$1,654,346
Average interest rate	5.77%	9.25%	5.11%	5.33%	4.95%	6.03%	6.55%
Net discount							(6,181)
Total debt							$1,648,165

(a)	The average floating interest rate considers the implied forward rates in the yield curve at September 30, 2013.

Item 4.	Controls and Procedures.
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

PART II – OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2013, FelCor issued 3,839 shares of common stock in exchange for like numbers of FelCor LP limited partnership units. Issuing these shares under these circumstances is a private transaction that is exempt from registration under Section 4(2) of the Securities Act of 1933.

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

* Previously filed.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) FelCor’s Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) FelCor’s Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012; (iv) FelCor’s Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013 and 2012; (v) FelCor’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; (vi) FelCor LP’s Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (vii) FelCor LP’s Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (viii) FelCor LP’s Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2013 and 2012; (x) FelCor LP’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: November 5, 2013	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: November 5, 2013	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller