Form 10-K
period 2013-12-31
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2014-02-28
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

The aggregate market value of shares of common stock held by non-affiliates of FelCor Lodging Trust Incorporated as of June 30, 2013, computed by reference to the price at which its common stock was last sold at June 30, 2013, was approximately $707 million.

As of February 21, 2014, the registrant had issued and outstanding 124,185,690 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of FelCor Lodging Trust Incorporated’s definitive Proxy Statement pertaining to its 2014 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

EXPLANATORY NOTE
This annual report on Form 10-K for the fiscal year ended December 31, 2013, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.
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

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

This Annual Report contains registered trademarks and service marks owned or licensed by companies other than us, including (but not limited to) Doubletree, Doubletree Guest Suites, Embassy Suites Hotels, Fairmont, Hilton, Holiday Inn, Marriott, Morgans, Renaissance, Royalton, Sheraton, Sheraton Suites, Walt Disney World, Westin, Wyndham and Wyndham Grande.

Disclosure Regarding Forward Looking Statements

Our disclosure and analysis in this Annual Report and in FelCor’s 2013 Annual Report to Stockholders may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we may also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast,” “continue” or similar expressions. In particular, these forward-looking statements may include those relating to future actions (including future acquisitions or dispositions and future capital expenditure plans) and future performance or expenses.

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

PART I
Item 1.    Business
About FelCor and FelCor LP
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 60 hotels with 17,583 rooms at December 31, 2013. At December 31, 2013, we had an aggregate of 124,668,210 shares and units outstanding, consisting of 124,050,668 shares of FelCor common stock and 617,542 units of FelCor LP limited partnership interest not owned by FelCor.

Business Strategy

Strategy and Objectives. We seek to provide superior stockholder returns by assembling a diversified portfolio of high-growth hotels, combined with a sound and flexible balance sheet reflecting low cost debt, an extended maturity profile and substantial liquidity. Our long-term strategy has five critical components:

•
Portfolio Quality and Diversity - we are investing in our core portfolio of high-growth hotels located in gateway and resort markets with high barriers-to-entry with limited supply growth, while we sell hotels that do not meet our criteria for continued investment (non-strategic hotels).

•	Long-Term Leverage - we are steadily reducing our outstanding debt to achieve leverage levels that are readily managed through economic and industry cycles.

•
Cost of Debt; Staggered and Extended Maturities - we opportunistically refinance higher-cost debt to lower our weighted average interest rates as well as stagger and extend maturities well into the future.

•	Organic Growth - we invest in our core portfolio to enhance our assets’ long-term performance and achieve favorable returns on invested capital.

•
Acquisitions - we look to acquire hotels in targeted markets that meet our strict underwriting criteria, such as those that provide returns in excess of our weighted average cost of capital, are located in markets with high barriers-to-entry with limited supply growth, and contain redevelopment opportunities that leverage our expertise to achieve superior returns on redevelopment capital.

Recent Achievements. We have made significant progress toward achieving the objectives of our strategic plan.

•	Since December 2010, we have sold 25 hotels (including five hotels sold in 2013 and one sold in January 2014), for total gross proceeds of $549 million (our pro rata share was $504 million).

•
We successfully rebranded eight Wyndham hotels from Holiday Inns on March 1, 2013. The management agreement includes a $100 million performance guaranty from Wyndham Worldwide Corporation over the initial 10-year term (which can be extended for an additional five years), with an annual performance guaranty of up to $21.5 million that ensures minimum annual NOI for the eight hotels. Rebranding and repositioning these hotels demonstrates our efforts to execute our long-term value creation strategy, which includes moving more of our portfolio into the upper-upscale segment.

•
Our Board of Directors reinstated a quarterly common dividend in October 2013 in recognition of our ongoing and successful portfolio repositioning and balance sheet restructuring, as well as our positive funds available for distribution (“FAD”) during 2013. At that time, we declared a $0.02 per share fourth quarter common stock dividend, which was paid in January. Future quarterly dividends will be based on estimates of FAD, reinvestment opportunities within our portfolio and taxable income, among other things.

•
In 2013, we spent $101.4 million on capital expenditures, primarily for renovation and redevelopment of our hotels. During this time, we redeveloped Morgans by adding three new guest rooms, building a new fitness facility, relocating the lounge and reconcepting the food and beverage areas. We also completed significant renovations at four of our Wyndham properties. Of the remaining four Wyndham properties, two were recently renovated in 2012, and the remaining two will be renovated in 2014.

•
We have spent $65.3 million (excluding the initial acquisition costs and capitalized interest) through December 31, 2013 to redevelop the 4+ star Knickerbocker Hotel, located in the heart of Times Square in Manhattan. Our total project cost is expected to be $240 million (net of historic tax credits), which is within 5% of our original estimate. We expect the hotel to open in early fall, as winter weather delays have slightly disrupted the schedule. The hotel’s executive team is in place and fully engaged in the sales and marketing efforts to ensure a successful and strong opening. In early 2014, we finalized an agreement with one of the nation’s most recognized Master Chefs, Charlie Palmer, to manage the food and beverage operations. Mr. Palmer’s flagship restaurant, the Michelin-starred Aureole, is located adjacent to the hotel, which will create sales and marketing synergies.

•
Our Knickerbocker Hotel venture raised $45 million through the sale of 3.5% preferred equity under the EB-5 immigrant investor program. The venture received $40 million in proceeds in February 2014, and the remaining $5 million will be received as investors’ visas are approved by the government. We are using our 95% share of the proceeds to repay borrowings under our line of credit.

Balance Sheet Strategy. A healthy balance sheet provides the necessary flexibility and capacity to thrive throughout lodging industry cycles. We are committed to strengthening our balance sheet by reducing leverage, lowering our cost of debt and extending debt maturities.

•
We expect to continue to reduce our leverage by selling additional non-strategic hotels, increasing our cash flow (driven by growth in revenue per available rooms, or RevPAR, on our core and recently acquired and redeveloped hotels), opening the Knickerbocker Hotel and moving it to stabilization.

•	We have successfully extended our weighted-average debt maturity to 2020 and reduced our weighted-average interest rate to 6.3%, significantly lower than our historical levels.
Portfolio Management. Our core portfolio consists primarily of upper-upscale hotels and resorts located in major markets and resort locations that have dynamic demand generators and high barriers-to-entry to entry. Most of our hotels are operated under well-recognized brands, such as Fairmont, Doubletree, Embassy Suites, Hilton, Marriott, Renaissance, Sheraton, Westin, Wyndham and Holiday Inn. Royalton and Morgans, in midtown Manhattan, are operated independent of any brand. We sell, acquire and rebrand hotels to increase our return on invested capital, improve overall portfolio quality, enhance diversification and improve growth rates.

•
Hotel Sales. On an ongoing basis, we review our hotels in terms of projected performance, future capital expenditure requirements, market dynamics and concentration risk. We believe selling non-strategic hotels enhances our long-term growth, increases our return on capital and enables management to focus on “core” long-term investments.

•
We expect to dispose of our interests in 45 hotels, of which we have already sold 25 hotels since December 2010 for total gross proceeds of $549 million (our pro rata share was $504 million). We have 20 remaining non-strategic hotels, including the one hotel that is under contract. Of the remaining hotels, we are currently marketing six and expect to begin marketing three more later this year. We indirectly own 50% interests in the other 10 non-strategic hotels, which are owned by a joint venture with one of our brand-managers. We are working diligently to unwind that joint venture, as a consequence of which we would own five of those hotels outright (our joint venture partner would own the other five). When the joint venture is unwound (which we are targeting to occur in the second quarter), we intend to begin marketing those hotels immediately.

•	We continually review opportunities to sell additional non-strategic hotels in the future and reinvest proceeds to earn a higher return on our investments.

•	Hotel Acquisitions. We consider purchasing hotels that meet or exceed our strict investment criteria.

•
We target properties that are accretive to long-term stockholder value and will provide for investment returns that exceed our weighted average cost of capital and can provide attractive long-term yields.

•
We seek high-quality hotels in major urban and resort markets with high barriers-to-entry and high growth potential, as typified by the iconic Fairmont Copley Plaza, Royalton, Morgans and (at stabilization) the Knickerbocker.

•	We focus on properties that will improve the overall quality and diversity of our portfolio.

•	We also consider hotels that offer redevelopment and/or revenue repositioning opportunities that can further enhance returns on our investment.
Asset Management. We seek to maximize revenue, market share, hotel operating margins and cash flow at every hotel. FelCor’s asset management is aggressive and hands-on. All of our asset managers have extensive hotel operating experience and thorough knowledge of the markets and overall demand dynamics where our hotels operate. Because of their experience, their interaction with our hotel managers is very effective. With our long-standing brand relationships, we have significant influence over how their policies and procedures (most notably, brand strategy for marketing and revenue enhancement programs) affect us as hotel owners. In addition to working with our hotel managers to maximize hotel operating performance, we routinely evaluate value-adding opportunities at our hotels, such as use of public areas, new restaurant concepts and improved management of food and beverage operations.
Renovation and Redevelopment. We take a prudent approach to spending capital. Our strategy involves efficiently maintaining our properties, and limiting future fluctuations of expenditures, while maximizing return on investment. We generally renovate between six to eight core hotels each year to maintain the competitive position and value of our hotels. In addition, we consider expansion and redevelopment opportunities at our properties that offer attractive risk-adjusted returns. Most recently, we redeveloped the Fairmont Copley Plaza in Boston. From 2009 (prior to redevelopment) to 2013, RevPAR and EBITDA at that hotel increased 31% to $211 and 81% to $7.8 million, respectively. We also recently completed successful redevelopment projects at the Embassy Suites Myrtle Beach Oceanfront Resort and Morgans in New York. We are currently evaluating additional projects at several hotels.

The Lodging Industry

The United States lodging industry is diverse and fragmented. Hotels are owned by both public and private companies and partnerships, some of which also operate those hotels. Often, hotels are operated on behalf of their owners by independent management companies. Some hotels are operated and marketed under familiar brands, or “flags,” such as Hilton, Marriott, Sheraton, Wyndham, Embassy Suites and Holiday Inn, among others. Other hotels are operated independent of any flag, often because the flag would not enhance the hotel’s performance and, in some cases, because operating as an independent “boutique” hotel may actually enhance a hotel’s appeal to a targeted segment of travelers. We do not operate our hotels. All of our hotels are operated on our behalf by independent managers, most of which are affiliated with national and international brands.

The industry caters to a diverse customer base, including transient customers (both leisure and corporate), groups (both leisure and corporate) and long-term, or contract, customers. Average rates charged by the hotels are dependent on multiple factors including the customer mix and supply and demand in the market.
Industry Performance. The industry fundamentals have remained strong. Broadly, lodging demand continued to grow throughout 2013 and supply growth remained below historic levels. As such, the favorable demand/supply imbalance continues, which has increased operator confidence to continue increasing average rates. Consequently, the industry set several new records in 2013, including most rooms sold.
For 2013, Smith Travel Research, or STR, a leading provider of hospitality industry data, reported:

•	RevPAR increased 5.4%, which was above the long-term historical average;

•	Occupancy increased 1.5% to 62.3%, as improving demand growth outpaced supply growth;

•	Industry performance improved on a widespread basis, with all but three of the largest 25 markets (as defined by STR) experiencing higher RevPAR in 2013; and

•
Average daily rate (ADR) increased 3.9%, as operators raised rates in the face of strong demand growth, led by increases in corporate travel, and re-mixed their business in favor of premium corporate guests.

Average occupancy for the industry is nearing 2007 (pre-recession) levels. While future demand trends remain difficult to discern, as businesses continue to conserve cash and gross domestic product (GDP) growth remains sluggish, the industry continues to experience strong demand growth. During the recent recession, lodging demand fell quicker than GDP, providing room for a more robust recovery in the lodging industry than the slower recovery for the overall U.S. economy might indicate. Travel industry consultants expect continued growth and favorable operating dynamics in 2014, reflecting higher demand levels, improved pricing and below-historical-average supply growth, which remains constrained by limited construction financing. STR reported that rooms under construction fell 57% to approximately 91,000 in December 2013, compared to 212,000 rooms in December 2007. PKF Hospitality Research, or PKF, another leading provider of hospitality industry data, projects that lodging fundamentals will continue to improve in 2014, with demand increasing 3.0% and supply growing only 1.2%. As a result, according to PKF, hotel occupancy in 2014 should increase 1.8%, compared to 2013. As occupancy increases, hotels should have the opportunity to improve ADR further by remixing their business in favor of premium corporate guests, and ADR growth should be a more significant factor in RevPAR growth. PKF projects 2014 industry ADR will increase by 4.8%, contributing to a projected 6.6% RevPAR increase.  PKF projects that pricing power will strengthen through 2015, as occupancies return to previous peak levels, contributing to a projected 7.5% gain in industry RevPAR in 2015.

Hotel Classifications. STR classifies hotel chains into seven distinct segments: luxury, upper-upscale, upscale, upper-midscale, midscale, economy and independent. We own luxury (Fairmont), upper-upscale (Embassy Suites, Hilton, Marriott, Renaissance, Sheraton, Westin, and Wyndham), upscale (Doubletree), upper-midscale (Holiday Inn) and independent (Royalton and Morgans) hotels. STR also categorizes hotels based upon their relative market positions, as measured by ADR, as luxury, upscale, midprice, economy and budget. The following table contains information with respect to average occupancy (determined by dividing occupied rooms by available rooms), ADR and RevPAR for our 59 Consolidated Hotels, all luxury U.S. hotels, all upscale U.S. hotels, all midprice U.S. hotels and all U.S. hotels, as reported by STR, for the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Number of FelCor Hotels	59	65	73	80	83
Occupancy:
FelCor hotels(a)	72.6%	72.2%	72.0%	70.5%	66.2%
All Luxury U.S. hotels(b)	70.6	69.7	68.1	65.4	61.6
All Upscale U.S. hotels(c)	66.1	65.5	61.4	58.9	56.4
All Midprice U.S. hotels(d)	63.1	62.1	56.3	53.8	51.9
All U.S. hotels	62.3	61.4	60.1	57.6	55.1
ADR:
FelCor hotels(a)	$149.92	$142.46	$128.68	$121.47	$123.23
All Luxury U.S. hotels(b)	181.98	173.50	151.37	146.54	146.85
All Upscale U.S. hotels(c)	133.43	129.09	109.52	106.44	106.66
All Midprice U.S. hotels(d)	104.91	100.30	81.00	78.33	78.12
All U.S. hotels	110.35	106.10	101.64	98.08	97.51
RevPAR:
FelCor hotels(a)	$108.83	$102.80	$92.68	$85.58	$81.62
All Luxury U.S. hotels(b)	128.52	120.86	103.16	95.84	90.53
All Upscale U.S. hotels(c)	88.16	84.51	67.22	62.71	60.12
All Midprice U.S. hotels(d)	66.24	62.27	45.57	42.16	40.58
All U.S. hotels	68.69	65.17	61.06	56.47	53.71

(a)	This information is based on historical hotel presentations.

(b)	This category includes “luxury” hotels (hotels with ADRs in the 85th to 100th percentiles in their respective markets).

(c)	This category includes “upscale” hotels (hotels with ADRs in the 70th to 85th percentiles in their respective markets).

(d)	This category includes “midprice” hotels (hotels with ADRs in the 40th to 70th percentiles in their respective markets).

Competition

The lodging industry is highly competitive. Customers can choose from a variety of brands and products. The relationship between the supply of and demand for hotel rooms is cyclical and affects our industry significantly. Certain markets have low barriers-to-entry (e.g., inexpensive land, favorable zoning, etc.), making it easier to build new hotels and increase the supply of modern, high-quality hotel rooms. Lodging demand growth typically moves in tandem with the overall economy, in addition to local market factors that stimulate travel to specific destinations. Economic indicators, such as GDP, business investment and employment levels, are common indicators of lodging demand. Each of our hotels competes for guests, primarily with other full service and limited service hotels in the immediate vicinity and secondarily, with other hotels in its geographic market. Location, brand recognition, hotel quality, service levels and prices are the principal competitive factors affecting our hotels.

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
Tax Status
FelCor LP is a partnership for federal income tax purposes, and is not subject to federal income tax. However, under its partnership agreement, it is required to reimburse FelCor for any tax payments it is required to make. Accordingly, the tax information herein represents disclosures regarding FelCor and its taxable subsidiaries.
FelCor elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. FelCor’s taxable REIT subsidiaries, or TRSs, formed to lease its hotels are subject to federal, state and local income taxes. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders. If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as a REIT for four subsequent years. In connection with FelCor’s election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock. FelCor LP expects to make distributions on its units sufficient to enable FelCor to meet its distribution obligations as a REIT. At December 31, 2013, FelCor had a federal income tax loss carryforward of $499.4 million, and its TRSs had a federal income tax loss carryforward of $314.2 million.
Employees
At December 31, 2013, we had 62 full-time employees, none of whom is involved in the day-to-day operation of our hotels.
Ownership of our Hotels
Of the 60 hotels in which we had an ownership interest at December 31, 2013, we owned a 100% interest in 43 hotels, a 90% interest in entities owning two hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and 50% interests in entities owning 13 hotels. We consolidate our real estate interests in the 47 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 59 of our 60 hotels to our TRSs, of which we own a controlling interest. One 50%-owned hotel was operated without a lease. Because we own controlling interests in these lessees, we consolidate our interests in these 59 hotels (which we refer to as our Consolidated Hotels) and reflect operating revenues and expenses in our statements of operations. Our Consolidated Hotels are located in the United States (58 hotels in 21 states) and Canada (one hotel in Ontario), with concentrations in major markets and resort areas.
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

We face reduced insurance coverages and increasing premiums. Our property insurance has a $100,000 “all‑risk” deductible, as well as a 5% deductible (insured value) for named windstorm and California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders or franchisors. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 47 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

We could have uninsured or under-insured property losses. Our property policies provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached, and each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits, and as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or catastrophic terrorist acts. Risks such as war, catastrophic terrorist acts, nuclear, biological, chemical, or radiological attacks, and some environmental hazards may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against.

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

We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions. At December 31, 2013, approximately 52% of our hotel rooms were located in, and 54% of our 2013 Hotel EBITDA was generated from, three states: California (29% of our hotel rooms and 31% of our Hotel EBITDA); Florida (12% of our hotel rooms and 12% of our Hotel EBITDA); and Texas (11% of our hotel rooms and 11% of our Hotel EBITDA). Additionally, at December 31, 2013, we had concentrations in five major metropolitan areas which together represented approximately 39% of our Hotel EBITDA for the year ended December 31, 2013 (the San Francisco Bay area (15%), Boston (8%), South Florida (6%), Los Angeles area (6%), and Myrtle Beach (4%)). Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas may have a greater adverse effect on us than on the industry as a whole.

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

We are subject to possible adverse effects of management, franchise and license agreement requirements. All of our hotels are operated under existing management, franchise or license agreements with nationally recognized hotel companies. Each agreement requires that the licensed hotel be maintained and operated in accordance with specific brand standards and restrictions. Compliance with these standards, and changes in these standards, could require us to incur significant expenses or capital expenditures, which could adversely affect our results of operations and ability to pay dividends to our stockholders and service on our debt.

We are subject to the risks of brand concentration. We are subject to the potential risks associated with the concentration of our hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with the brand could adversely affect hotels operated under that brand. If any brands under which we operate hotels suffer a significant decline in appeal to the traveling public, the revenues and profitability of our branded hotels could be adversely affected. At December 31, 2013, approximately 32 hotels comprising 48% of our aggregate rooms were flagged as Embassy Suites, and we derived 52% of our 2013 Hotel EBITDA from those hotels.

If revenue declines faster than operating expenses, our margins may shrink materially. We are subject to the risks of a decline in Hotel EBITDA margins, which occur when hotel operating expenses increase disproportionately to revenues or fail to shrink at least as fast as revenues decline. These operating expenses and Hotel EBITDA margins are controlled by our third-party managers over whom we have limited control.

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
System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or service provided to guests at our hotels, and any such disruption could reduce our expected revenue, increase our expenses, damage the reputation of our hotels and adversely affect our stock price. Experienced computer programmers and hackers may be able to penetrate our network security or the network security of our third-party managers and franchisors, and misappropriate or compromise our confidential information or that of our hotel guests, create system disruptions or cause the shutdown of our hotels. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our computer systems or the computer systems operated by our third-party managers and franchisors, or otherwise exploit any security vulnerabilities of our respective networks. In addition, sophisticated hardware and operating system software and applications that we and our third-party managers or franchisors may procure from outside companies may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with our internal operations or the operations at our hotels. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our hotels.
Portions of our information technology infrastructure or the information technology infrastructure of our third-party managers and franchisors also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We or our third-party managers and franchisors may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability of our third-party managers and franchisors to fulfill reservations for guestrooms and other services offered at our hotels. Delayed sales or bookings, lower margins or lost guest reservations resulting from these disruptions could adversely affect our financial results, stock price and the reputation of our hotels.
We seek to minimize the impact of these attacks through various technologies, processes and practices designed to protect our networks, systems, computers and data from attack, damage or unauthorized access. However, there are no guarantees that our cyber-security practices will be sufficient to thwart all attacks. While we carry property and business operation interruption insurance, we may not be sufficiently compensated for all losses we may incur. These losses include not only a loss of revenues but also potential litigation, fines or regulatory action against us. Furthermore, the Company may also incur substantial remediation costs to repair system damage as well as satisfy liabilities for stolen assets or information that may further reduce our profits.
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
We have substantial financial leverage.
At December 31, 2013, our consolidated debt ($1.7 billion) represented approximately 57.5% of our total enterprise value. Declining revenues and cash flow may adversely affect our public debt ratings and may limit our access to additional debt. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. If our access to additional debt financing is limited, our ability to fund these programs or acquire hotels in the future could be adversely affected.
Financial leverage, while efficient and useful, could have negative consequences. For example, it could:

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

•	limit our flexibility to make, or react to, changes in our business and our industry; and

•	place us at a competitive disadvantage, compared to our competitors that have less leverage.

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
Various political, economic, social or business risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and financial thresholds. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default could permit lenders to accelerate the maturity of obligations under these agreements and to foreclose upon any collateral securing those obligations. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions could significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.
Certain of our subsidiaries have been formed as special purpose entities, or SPEs. These SPEs have incurred mortgage debt secured by the assets of those SPEs, which debt is non-recourse to us, except in connection with certain customary recourse “carve-outs,” including fraud, misapplication of funds, etc., in which case this debt could become fully recourse to us.

Our ability to pay dividends may be limited or prohibited by the terms of our debt or preferred stock.

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

We may incur substantial debt in the future. Although the instruments governing our debt contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. If we add incremental debt, the leverage-related risks described above would intensify.

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

Our ability to access additional capital also may be limited by the terms of our existing debt, which, under certain circumstances, restrict our incurrence of debt and the payment of distributions. Any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all. If our future cash flow from operations and external sources of capital are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on a timely basis or on satisfactory terms, if at all. Failing to obtain necessary external capital could have a material adverse effect on our ability to finance our future growth and reduce our debt. We may have only a limited number of unencumbered hotels and limited resources to raise additional capital.

Departure of key personnel would deprive us of the institutional knowledge, expertise and leadership they provide.

Our executive management team includes our President and Chief Executive Officer, three Executive Vice Presidents, and a Senior Vice President. In addition, we have several other long-tenured senior officers. These executives and officers generally possess institutional knowledge about our organization and the hospitality or real estate industries, have significant expertise in their fields, and possess leadership skills that are important to our operations. The loss of any of our executives or other long-serving officers could adversely affect our ability to execute our business strategy.

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

We lack control over the management and operations of our hotels. Because federal income tax laws restrict REITs and their subsidiaries from operating hotels, we do not manage our hotels. Instead, we are dependent on the ability of third-party managers to operate our hotels pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, the salary and benefits provided to hotel employees, the conduct of food and beverage operations and similar matters. While our taxable REIT subsidiaries monitor the third-party manager’s performance, we have limited specific recourse under our management agreements if we believe the third-party managers are not performing adequately. Failure by our third-party managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. In addition, our third-party managers or their affiliates manage hotels that compete with our hotels, which may result in conflicts of interest. As a result, our third-party managers may have in the past made, and may in the future make, decisions regarding competing lodging facilities that are not or would not be in our best interests.

Complying with REIT requirements may cause us to forgo attractive opportunities that could otherwise generate strong risk-adjusted returns and instead pursue less attractive opportunities, or none at all.

To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature of our assets, the amounts we distribute to our stockholders and the ownership of our stock. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of generating strong risk-adjusted returns on invested capital for our stockholders.

Complying with REIT requirements may force us to liquidate otherwise attractive investments, which could result in an overall loss on our investments.

To continue to qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, the REIT statutes provide a means to cure the exception. If we are unable to cure the exception we may be subject to an additional tax. As a result, we may be required to liquidate otherwise attractive investments.

We may become subject to a 100% excise tax if our TRSs pay us excessive rent.
The Internal Revenue Service, or IRS, could challenge the rents paid to us by our taxable REIT subsidiaries, or TRSs, as excessive, and a court could reach a similar conclusion. In either event, we could be taxed at 100% of the amount of rents determined to be excessive. There can be no assurance that we will not be subjected to that excise tax. If we are, and if the amount is material, our liquidity and ability to service our debt and pay dividends could be materially and adversely affected.
We own, and may acquire, interests in hotel joint ventures with third parties that expose us to some risk of additional liabilities or capital requirements.

Through our subsidiaries, we own interests in several real estate joint ventures. Our unconsolidated joint ventures owned 13 hotels, in which we had a $46.9 million aggregate investment at December 31, 2013. We include the lessee operations of 12 of these 13 hotels in our consolidated results of operations because we own majority interests in the lessees. All of our joint venture partners are unaffiliated with us. The joint ventures owned hotels that secured $146.4 million of non-recourse loans at December 31, 2013.

Our subsidiaries’ personal liability for existing non-recourse loans secured by our joint venture hotels is generally limited to guarantying the lender’s losses caused by misconduct, fraud or misappropriation of funds by the borrowers and other customary “bad boy” exceptions from the non-recourse covenants in the loans, (e.g., environmental liabilities). We may invest in other joint ventures in the future that own hotels and have recourse or non-recourse debt financing. If a joint venture defaults under a loan, the lender may accelerate the loan and demand payment in full before taking action to foreclose on the hotel. As a joint venturer, our subsidiary may be liable for claims asserted against the joint venture (including lenders’ claims for repayment), and the joint venture may have insufficient assets or insurance to cover the liability.

Our subsidiaries may be unable to control decisions unilaterally regarding these joint venture hotels. In addition, joint venture hotels may perform at levels below expectations, raising concerns about joint venture liquidity and solvency unless the joint venturers provide additional funds. In some cases, the joint venturers may elect to forgo additional capital contributions. We may be confronted with the choice of losing our investment or investing additional capital with no guaranty of any return on that investment.

Our charter limits ownership and transferring shares of our stock, which could adversely affect attempted transfers of our capital stock.

To maintain our status as a REIT, no more than 50% in value of our outstanding stock may be owned, actually or constructively, under the applicable tax rules, by five or fewer persons during the last half of any taxable year. Our charter prohibits, subject to some exceptions, any person from owning more than 9.9% of the number of outstanding shares of any class of our stock. Our charter also prohibits any transfer of our stock that would result in a violation of the 9.9% ownership limit, reduce the number of stockholders below 100 or otherwise result in our failure to qualify as a REIT. Any attempted transfer of shares in violation of the charter prohibitions is void, and the intended transferee acquires no right to those shares. We have the right to take any lawful action that we believe is necessary or advisable to ensure compliance with these ownership and transfer restrictions and to preserve our status as a REIT, including refusing to recognize any transfer of stock in violation of our charter.

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

Staggered Board. Our charter provides that our board is divided into three classes. Directors in each class are elected for terms of three years. As a result, the ability of stockholders to effect a change in control of us through the election of new directors is limited by the inability of stockholders to elect a majority of our board at any particular meeting.

Authority to Issue Additional Shares. Under our charter, our board may issue up to an aggregate of 20 million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2013, we had outstanding 12,880,475 shares of our Series A preferred stock and 67,980 shares, represented by 6,798,000 depositary shares, of our Series C preferred stock.

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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We own a diversified portfolio of hotels managed by Hilton, Starwood, Marriott, Fairmont, Morgans, Wyndham, Intercontinental Hotels Group and one independent management company. Our hotels are high-quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. They generally feature comfortable, modern guest rooms, meeting facilities and full-service restaurant and catering facilities. At December 31, 2013, our Consolidated Hotels were located in the United States (58 hotels in 21 states) and Canada (one hotel in Ontario), with concentrations in major gateway cities and resort areas. Our hotels average 295 rooms. The following table sets forth the distribution of our 59 Consolidated Hotels at December 31, 2013.

Brand	Hotels	Rooms	2013 Hotel Operating Revenue (in thousands)	2013 Hotel EBITDA(a) (in thousands)
Embassy Suites Hotels	18	4,982	$255,744	$81,074
Wyndham and Wyndham Grand(b)	8	2,526	103,931	35,050
Renaissance and Marriott	3	1,321	119,838	21,344
DoubleTree by Hilton and Hilton	3	802	41,106	12,623
Sheraton and Westin	2	673	37,996	10,176
Fairmont	1	383	49,104	7,846
Holiday Inn	2	968	46,403	6,406
Morgans and Royalton	2	285	34,340	3,514
Core hotels	39	11,940	688,462	178,033
Non-strategic hotels	20	5,472	201,544	51,479
Same-store hotels	59	17,412	$890,006	$229,512
Market
San Francisco area	5	1,903	$124,825	$31,592
Boston	3	916	76,510	17,796
South Florida	3	923	50,011	14,307
Los Angeles area	2	481	23,760	10,452
Myrtle Beach	2	640	37,955	10,121
Tampa	1	361	46,423	7,436
New York area	3	546	48,045	6,762
Philadelphia	2	728	34,271	7,568
Austin	1	188	13,126	5,681
Atlanta	1	316	14,016	5,491
Other markets	16	4,938	219,520	60,827
Core hotels	39	11,940	688,462	178,033
Non-strategic hotels	20	5,472	201,544	51,479
Same-store hotels	59	17,412	$890,006	$229,512
Location
Urban	17	5,308	$323,304	$81,361
Resort	9	2,733	185,264	41,300
Airport	8	2,621	122,734	37,369
Suburban	5	1,278	57,160	18,003
Core hotels	39	11,940	688,462	178,033
Non-strategic hotels	20	5,472	201,544	51,479
Same-store hotels	59	17,412	$890,006	$229,512

(a)
Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.

(b)	These hotels converted brand and management from Holiday Inn on March 1, 2013.

We are committed to maintaining high quality standards at our hotels. In 2008, we completed the last phase of a multi-year, portfolio-wide renovation program costing more than $450 million. The program was designed to upgrade, modernize and renovate all of our hotels to enhance or maintain their competitive position. For 2013, we spent $101.4 million on capital expenditures, including renovations and redevelopments, on our operating hotels. We also spent 5.1% of our consolidated hotel revenue on maintenance and repair expense.

Hotel Operating Statistics
The following tables set forth 2013 and 2012 occupancy, ADR and RevPAR and the year over year percentage changes to those statistics for our 59 Consolidated Hotels.
Hotel Operating Statistics by Brand

	Occupancy (%)
	Year Ended December 31,
	2013	2012	%Variance
Embassy Suites Hotels	76.7	75.3	1.9
Renaissance and Marriott	70.2	69.0	1.7
Doubletree by Hilton and Hilton	68.3	67.5	1.2
Sheraton and Westin	68.0	65.6	3.6
Fairmont	74.2	63.5	16.8
Holiday Inn	78.0	72.8	7.2
Morgans and Royalton	87.6	83.7	4.7
Comparable core hotels (31)	74.8	72.6	3.1
Non-strategic hotels (20)	72.0	70.2	2.6
Comparable hotels (51)	73.8	71.7	2.9
Wyndham and Wyndham Grand(a)	65.7	76.1	(13.7)
Same-store hotels (59)	72.6	72.3	0.4
	ADR ($)
	Year Ended December 31,
	2013	2012	%Variance
Embassy Suites Hotels	153.17	147.46	3.9
Renaissance and Marriott	209.58	192.43	8.9
DoubleTree by Hilton and Hilton	148.99	140.79	5.8
Sheraton and Westin	145.71	143.07	1.8
Fairmont	285.06	282.00	1.1
Holiday Inn	144.29	133.78	7.9
Morgans and Royalton	315.50	308.14	2.4
Comparable core hotels (31)	169.91	161.56	5.2
Non-strategic hotels (20)	116.46	114.96	1.3
Comparable hotels (51)	150.75	144.78	4.1
Wyndham and Wyndham Grand(a)	144.37	145.80	(1.0)
Same-store hotels (59)	149.92	144.94	3.4
	RevPAR ($)
	Year Ended December 31,
	2013	2012	%Variance
Embassy Suites Hotels	117.55	111.08	5.8
Renaissance and Marriott	147.11	132.76	10.8
DoubleTree by Hilton and Hilton	101.71	94.97	7.1
Sheraton and Westin	99.09	93.92	5.5
Fairmont	211.41	179.11	18.0
Holiday Inn	112.52	97.35	15.6
Morgans and Royalton	276.27	257.83	7.2
Comparable core hotels (31)	127.13	117.26	8.4
Non-strategic hotels (20)	83.82	80.67	3.9
Comparable hotels (51)	111.22	103.80	7.1
Wyndham and Wyndham Grand(a)	94.79	110.98	(14.6)
Same-store hotels (59)	108.83	104.84	3.8
(a)    These hotels were converted from Holiday Inn (brand and management) on March 1, 2013.

Hotel Operating Statistics by Market for Comparable Core Hotels

	Occupancy (%)
	Year Ended December 31,
	2013	2012	%Variance
San Francisco area	81.4	79.4	2.5
Boston	73.5	66.2	11.1
South Florida	81.4	77.4	5.1
Los Angeles area	82.2	79.7	3.2
Myrtle Beach	62.3	59.7	4.3
Tampa	80.5	81.0	(0.7)
New York area	83.2	81.4	2.2
Philadelphia	66.3	61.9	7.0
Austin	78.9	75.5	4.6
Atlanta	75.4	77.7	(3.0)
Other markets	69.6	68.3	1.9
Comparable core hotels (31)	74.8	72.6	3.1
	ADR ($)
	Year Ended December 31,
	2013	2012	%Variance
San Francisco area	187.91	169.89	10.6
Boston	234.97	227.10	3.5
South Florida	147.49	145.67	1.2
Los Angeles area	136.89	132.45	3.3
Myrtle Beach	147.36	145.27	1.4
Tampa	183.55	174.57	5.1
New York area	250.72	242.16	3.5
Philadelphia	166.52	163.91	1.6
Austin	200.90	185.35	8.4
Atlanta	140.41	135.12	3.9
Other markets	143.47	138.62	3.5
Comparable core hotels (31)	169.91	161.56	5.2
	RevPAR ($)
	Year Ended December 31,
	2013	2012	%Variance
San Francisco area	152.91	134.84	13.4
Boston	172.68	150.25	14.9
South Florida	120.00	112.77	6.4
Los Angeles area	112.54	105.55	6.6
Myrtle Beach	91.75	86.70	5.8
Tampa	147.71	141.44	4.4
New York area	208.57	197.14	5.8
Philadelphia	110.32	101.51	8.7
Austin	158.59	139.92	13.3
Atlanta	105.87	105.01	0.8
Other markets	99.88	94.66	5.5
Comparable core hotels (31)	127.13	117.26	8.4

Hotel Portfolio

The following table sets forth certain descriptive information regarding our hotels at December 31, 2013.

Core Hotels	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Indian Wells – Esmeralda Resort & Spa	Renaissance	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	250
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
Napa Valley	Embassy Suites Hotel	CA	205
San Diego Bayside	Wyndham	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica	Wyndham	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	DoubleTree Suites by Hilton	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
New Orleans – French Quarter	Wyndham	LA	374
Boston – at Beacon Hill	Wyndham	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – Morgans	Independent	NY	117
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Wyndham	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Wyndham	PA	251
Charleston – The Mills House	Wyndham Grand	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383

Hotel Portfolio Listing (continued)

Core Hotels	Brand	State	Rooms	% Owned	(a)
Austin	DoubleTree Suites by Hilton	TX	188	90%
Dallas – Love Field	Embassy Suites Hotel	TX	248
Houston – Medical Center	Wyndham	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Non-strategic Hotels
Dana Point – Doheny Beach	DoubleTree Suites by Hilton	CA	196
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Orlando – International Airport	Holiday Inn	FL	288
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Bloomington	Embassy Suites Hotel	MN	218
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Charlotte – SouthPark	DoubleTree Suites by Hilton	NC	208
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Parsippany	Embassy Suites Hotel	NJ	274	50%
Toronto – International Airport	Holiday Inn	Ontario	446
Austin – Central	Embassy Suites Hotel	TX	260	50%
Dallas – Park Central	Westin	TX	536	60%
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%

Non-strategic Hotel Held for Sale (included in discontinued operations)
Atlanta – Airport(b)	Embassy Suites Hotel	GA	232

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotel under Development
New York – Knickerbocker	Independent	NY	330	95%

(a)	We own 100% of the real estate interests unless otherwise noted.

(b)	This hotel was sold in January 2014.

Management Agreements
At December 31, 2013, of our 59 Consolidated Hotels, (i) Hilton subsidiaries managed 36 hotels, (ii) IHG subsidiaries managed four hotels, (iii) Wyndham managed eight hotels, (iv) Starwood subsidiaries managed four hotels, (v) Marriott subsidiaries managed three hotels, (vi) a Fairmont subsidiary managed one hotel, (vii) a subsidiary of Morgans managed two hotels, and (viii) an independent management company managed one hotel.
The management agreements relating to 27 Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist, and no separate franchise fee is required, for these hotels. These hotels are managed by (i) Wyndham, under the Wyndham brand, (ii) IHG, under the Holiday Inn brand, (iii) Starwood, under the Sheraton and Westin brands, (iv) Hilton, under the Doubletree and Hilton brands, (v) Marriott, under the Renaissance and Marriott brands, (vi) Fairmont, under the Fairmont brand, and (vii) Morgans.
Management Fees. Minimum base management fees generally range from 1 to 3% of total revenue, with the exception of our IHG-managed hotels, where base management fees are 2% of total revenue plus 5% of room revenue. The performance of our Wyndham-managed hotels is subject to a $100 million guaranty from Wyndham Worldwide Corporation over the initial 10-year term (which can be extended for an additional five years), with an annual performance guaranty of up to $21.5 million, which ensures minimum annual NOI for those hotels.
Most of our management agreements also provide for incentive management fees that are subordinated to our return on investment. Incentive management fees are generally capped at 2 to 3% of total revenue, except that incentive management fees payable to Wyndham and Marriott are not limited.
We paid the following management fees (in thousands) with respect to our Consolidated Hotels during each of the past three years:

	Year Ended December 31,
	2013	2012	2011
Base fees	$19,527	$24,699	$23,266
Incentive fees	2,667	2,265	1,818
Total management fees	$22,194	$26,964	$25,084

The Wyndham management agreements were effective on March 1, 2013. Wyndham’s guaranty of a minimum level of net operating income has reduced Wyndham’s contractual management fees during 2013, which more than offset increases in managements fees resulting from higher revenues.

Term and Termination. The management agreements with Wyndham terminate in 2022 but may be extended by Wyndham subject to certain conditions. The management agreements with IHG terminate in 2018 for one hotel and 2025 for three hotels. The management agreements with Marriott terminate in 2026 for our Renaissance hotels and 2029 for our Marriott hotel, and these agreements may be extended to 2056 and 2039, respectively, at Marriott’s option. The management agreement with Fairmont terminates in 2030 and may be extended to 2040 and 2050 at Fairmont’s option. The management agreements with Morgans terminate in 2026 and may be extended to 2036 at Morgans’s option. The management agreements with our other managers generally have initial terms of between five and 20 years, and these agreements are generally renewable beyond the initial term only upon the mutual written agreement of the parties. The management agreements covering our 59 Consolidated Hotels expire after 2013, subject to any renewal rights, as follows:

	Number of Management Agreements Expiring
Manager	2014	2015	Thereafter
Hilton	2	4	30
IHG	—	—	4
Wyndham	—	—	8
Starwood	—	—	4
Marriott	—	—	3
Morgans	—	—	2
Fairmont	—	—	1
Other	—	1	—
Total	2	5	52

Management agreements are generally terminable upon the occurrence of customary events of default or if the subject hotel fails to meet certain performance hurdles. Upon termination for any reason, we are generally required to pay all amounts due and owing under the management agreement through the effective date of termination. If an agreement is terminated as a result of our default, or by us other than for cause, we may also be liable for damages suffered by the manager.

Assignment. Generally, neither party to a management agreement may sell, assign or transfer the agreement to an unaffiliated third party without the prior written consent of the other party, which consent shall not be unreasonably withheld. A change in control of FelCor will require manager or franchisor consent under most of our management and franchise agreements.

Franchise Agreements

Thirty-two of our Consolidated Hotels operate under franchise or license agreements with Embassy Suites that are separate from our management agreements.

Our Embassy Suites franchise agreements grant us the right to the use of the Embassy Suites Hotels name, system and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our Embassy Suites franchise agreements provide for a license fee, or royalty, of 4% to 5% of room revenues. In addition, we pay approximately 3.5% to 4% of room revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels. We incurred marketing and reservation systems fees of $12.7 million, $12.3 million and $10.7 million in 2013, 2012 and 2011, respectively. We incurred license fees with respect to our Consolidated Hotels operated as Embassy Suites of $13.4 million, $12.8 million and $12.3 million in 2013, 2012 and 2011, respectively.

Our typical Embassy Suites franchises extend 10 to 20 years. The agreements provide no renewal or extension rights and are not assignable. If we breach a franchise agreement, we may lose the right to use the Embassy Suites name for the applicable hotel and be liable, under certain circumstances, for liquidated damages (generally equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years). Of our Embassy Suites franchise agreements, one expires in 2014, four expire in 2015, and the remainder expire later.

Item 3.    Legal Proceedings

At December 31, 2013, no litigation was pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or that otherwise are not considered to be material. Furthermore, most of these ordinary course of business claims are substantially covered by insurance. We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.
Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “FCH.” The following table sets forth the high and low sale prices for our common stock for the indicated periods, as traded on that exchange, and dividends declared per share.

	High	Low	Dividends Declared Per Share
2013
First quarter	$6.03	$4.71	$—
Second quarter	6.47	5.38	—
Third quarter	6.33	5.49	—
Fourth quarter	8.23	5.83	0.02

2012
First quarter	$4.44	$3.00	$—
Second quarter	4.75	3.59	—
Third quarter	5.43	4.35	—
Fourth quarter	4.82	3.90	—

Stockholder Information

At February 21, 2014, we had approximately 167 record holders of our common stock and 22 record holders of our Series A preferred stock (which is convertible into common stock). However, because many of the shares of our common stock and Series A preferred stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock and Series A preferred stock than record holders. At February 21, 2014, there were 23 holders (other than FelCor) of FelCor LP units. FelCor LP units are redeemable for cash, or, at our election, for shares of FelCor common stock.

IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO OUR QUALIFICATION AS A REIT, OUR CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF ANY CLASS OR SERIES OF OUR CAPITAL STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING SHARES OF THAT CLASS OR SERIES.

Distribution Information

In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (other than net capital gains). We had no taxable income and made no common distributions for 2012 and 2013. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet REIT distribution requirements. In that event, we expect to borrow funds or sell assets for cash to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT for federal income tax purposes.

Our senior notes indentures limit our ability to pay dividends and make other payments based on our ability to satisfy certain financial requirements (except as necessary to retain REIT status). The terms of our outstanding preferred stock prohibit us from paying dividends on our common stock unless all accrued preferred dividends then payable have been paid. None of these restrictions prevent us from paying dividends under current circumstances. We discuss these limitations further in “Liquidity and Capital Resources” in Item 7 and “Risk Factors” in Item 1A.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2013, information concerning our equity compensation plan, including the number of shares to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plan approved by security holders	1,250,000	$—	2,073,587

Item 6.    Selected Financial Data

The following tables set forth selected financial data derived from our audited consolidated financial statements and the related notes. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and the related notes.

SELECTED FINANCIAL DATA
(in millions, except per share/unit data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:(a)
Total revenues	$893	$862	$808	$730	$683
Loss from continuing operations(b)	(84)	(187)	(134)	(100)	(89)

Diluted earnings per share/unit:
FelCor - loss from continuing operations	$(0.95)	$(1.81)	$(1.46)	$(1.70)	$(2.01)
FelCor LP - loss from continuing operations	(0.95)	(1.81)	(1.46)	(1.70)	(2.01)

Other Data:
Cash distributions declared per common share/unit(c)	$0.02	$—	$—	$—	$—
Adjusted FFO per share/unit(d)	$0.39	$0.23	$0.14	$(0.09)	$0.39
Adjusted EBITDA(d)	200	203	203	188	179
Cash flows provided by operating activities	68	47	46	59	73

Balance Sheet Data (at end of period):
Total assets	$2,144	$2,202	$2,403	$2,359	$2,626
Total debt, net of discount	1,663	1,631	1,596	1,548	1,773
FelCor’s redeemable noncontrolling interests in FelCor LP, at redemption value	5	3	3	2	1

(a)	Hotels that we no longer own are included in discontinued operations.

(b)	We include the following amounts in loss from continuing operations (in millions):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Impairment loss	$(24)	$—	$(4)	$(41)	$—
Impairment loss on unconsolidated hotels	—	—	—	—	(2)
Hurricane loss	—	(1)	—	—	—
Debt extinguishment	—	(72)	(28)	45	(2)
Conversion expenses	(1)	(31)	—	—	—
Pre-opening expenses	(2)	—	—	—	—
Severance expenses	(3)	(1)	—	—	—

(c)
Our Board of Directors reinstated a quarterly common dividend in October 2013 in recognition of our ongoing and successful portfolio repositioning and balance sheet restructuring, as well as our positive funds available for distribution (“FAD”) during 2013. At that time, we declared a $0.02 per share fourth quarter common stock dividend, which was paid in January. Future quarterly dividends will be based on estimates of FAD, reinvestment opportunities within our portfolio and taxable income, among other things.

(d)
We include a more detailed description and computation of Adjusted FFO per share and Adjusted EBITDA in “Non-GAAP Financial Measures,” which is found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strong demand and tepid supply growth has created a favorable dynamic to improve average daily rate, or ADR, driving 2013 growth in revenue per available room, or RevPAR. In 2013, our RevPAR improved 3.8%, compared to the prior year, and ADR grew 3.4%, while occupancy increased 30 basis points as we continued to remix our customer base in favor of higher-rated segments. The RevPAR for our 51 comparable hotels (our Consolidated Hotels excluding the Wyndham portfolio) increased 7.1% in 2013 compared to the same period last year. Sustained ADR growth has allowed our hotels to improve Hotel EBITDA margins (up 99 basis points, compared to the prior year).
We have made continued progress toward achieving our strategic objectives:

•	Since December 2010, we have sold 25 hotels (including 5 hotels sold in 2013 and one sold in January 2014), for total gross proceeds of $549 million (our pro rata share was $504 million).

•
The eight Wyndham hotels were successfully rebranded from Holiday Inn to Wyndham on March 1, 2013. RevPAR for the Wyndham portfolio declined 14.6% in 2013 compared to the same period last year, which reflects the impact of transitioning brands and management companies, particularly related renovations. Revenues at these hotels should improve meaningfully as transition-related disruption subsides. As previously disclosed, Wyndham Worldwide Corporation has provided a 10-year $100 million performance guaranty (which can be extended for an additional five years), including an annual performance guaranty of up to $21.5 million, that ensures minimum annual NOI for the eight hotels through the term of the management agreements.

•
Our Board of Directors reinstated a quarterly common dividend in October 2013 in recognition of our ongoing and successful portfolio repositioning and balance sheet restructuring, as well as our positive funds available for distribution (“FAD”) during 2013. At that time, we declared a $0.02 per share fourth quarter common stock dividend, which was paid in January. Future quarterly dividends will be based on estimates of FAD, reinvestment opportunities within our portfolio and taxable income, among other things.

•
In 2013, we spent $101.4 million on capital expenditures, primarily for renovation and redevelopment of our hotels. During this time, we redeveloped Morgans by adding three new guest rooms, building a brand new fitness facility, relocating the lounge and reconcepting the food and beverage areas. We also completed significant renovations at four of our Wyndham properties. Of the remaining four Wyndham properties, two were recently renovated in 2012, and the remaining two will be renovated in 2014.

•
We have spent $65.3 million (excluding the initial acquisition costs and capitalized interest) through December 31, 2013 to redevelop the 4+ star Knickerbocker Hotel, located in the heart of Times Square in Manhattan. Our total project cost is expected to be $240 million (net of historic tax credits), which is within 5% of our original estimate. We expect the hotel to open in early fall, as winter weather delays have slightly disrupted the schedule. The hotel’s executive team is in place and fully engaged in the sales and marketing efforts to ensure a successful and strong opening. In early 2014, we finalized an agreement with one of the nation’s most recognized Master Chefs, Charlie Palmer, to manage the food and beverage operations. Mr. Palmer’s flagship restaurant, the Michelin-starred Aureole, is located adjacent to the hotel, which will create sales and marketing synergies.

•
Our Knickerbocker Hotel venture raised $45 million through the sale of 3.5% preferred equity under the EB-5 immigrant investor program. The venture received $40 million in proceeds in February 2014, and the remaining $5 million will be received as investors’ visas are approved by the government. We are using our 95% share of the proceeds to repay borrowings under our line of credit.

Financial Comparison (Hotel EBITDA and Loss from continuing operations, in millions)

	Year Ended December 31,
	2013	2012	% Change 2013-12	2011	% Change 2012-11
RevPAR(a)	$108.83	$104.84	3.8%	$99.54	5.3%
Hotel EBITDA(a)(b)	230	213	7.7%	199	7.2%
Hotel EBITDA margin(a)(b)	25.8%	24.8%	4.0%	24.3%	2.0%
Loss from continuing operations(c)	(84)	(187)	55.3%	(134)	(40.2)%

(a)	All years presented are for our 59 same-store Consolidated Hotels.

(b)
Hotel EBITDA and Hotel EBITDA margin are non-GAAP financial measures. A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found below in “Non-GAAP Financial Measures.”

(c)	We included the following amounts in loss from continuing operations (in millions):

	Year Ended December 31,
	2013	2012	2011
Impairment loss	(24)	—	(4)
Hurricane loss	—	(1)	—
Debt extinguishment	—	(72)	(28)
Conversion expenses	(1)	(31)	—
Pre-opening expenses	(2)	—	—
Severance expenses	(3)	(1)	—

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

For the year ended December 31, 2013, we recorded a $65.8 million net loss compared to a $129.4 million net loss in 2012. Our 2013 net loss included $28.8 million of impairment charges (including $4.4 million in discontinued operations), offset by a $19.4 million net gain on sale of hotels included in discontinued operations (primarily from the sale of five hotels). Our 2012 net loss included $31.2 million of conversion costs related to re-branding and re-positioning eight hotels, a $75.1 million loss from the extinguishment of debt (including $2.8 million in discontinued operations), $1.3 million in hurricane-related charges (including $478,000 in discontinued operations), and $1.3 million of impairment charges included in discontinued operations. These 2012 charges were partially offset by a $54.5 million net gain on sale of hotels included in discontinued operations.

In 2013:

•	Total revenue was $893.4 million, 3.6% more than 2012. The increase was driven by 3.8% same-store RevPAR growth, reflecting a 3.4% increase in ADR and a 30 basis point increase in occupancy.

•	Hotel departmental expenses increased $11.0 million. As a percentage of total revenue, hotel departmental expenses decreased slightly from 36.7% in 2012 to 36.6% in 2013.

•
Other property-related costs increased $6.2 million. As a percentage of total revenue, other property-related costs decreased from 26.9% in 2012 to 26.7% in 2013. This improvement primarily reflects revenue increases driven by ADR, rather than occupancy.

•
Management and franchise fees decreased $4.1 million. As a percentage of total revenue, these costs decreased from 4.6% in 2012 to 4.0% in 2013. We converted eight hotels to Wyndham brands and management on March 1, 2013. Wyndham earns lower management fees than the prior management company. In addition, Wyndham’s guaranty of a minimum level of net operating income reduced Wyndham’s management fees in 2013. These arrangements with Wyndham more than offset increases in fees resulting from higher revenue.

•
Taxes, insurance and lease expense increased $4.0 million and increased slightly as a percentage of total revenue from 10.7% in 2012 to 10.8% in 2013. The increase in expense reflects higher percentage lease expense (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate than other expenses), higher property taxes (in 2012 we achieved significant reductions after appeals), and higher general liability insurance (due to a more favorable claims experience in 2012).

•
Corporate expenses increased $868,000 and remained relatively flat as a percentage of total revenue compared to 2012. This increase primarily reflects additional fixed and variable stock compensation expense associated with our incentive compensation awards.

•	Depreciation and amortization expense increased $3.2 million, primarily reflecting additional depreciation after investing $101.4 million in our hotels in 2013 and $121.5 million in 2012.

•
Impairment loss. For the year ended December 31, 2013, we recorded $24.4 million of impairment charges for two hotels included in continuing operations after we reduced their estimated hold periods. No impairment charges were included in continuing operations for 2012.

•
Conversion expenses. We classified expenses related to converting eight Holiday Inn hotels to Wyndham brands and management as conversion expense in 2013 and 2012. The expenses incurred in 2012 include $30.7 million of termination fees related to terminating the management agreements with IHG.

•
Other expenses increased $4.1 million compared to 2012, primarily related to severance costs for certain employees and pre-opening costs for the Knickerbocker Hotel, which were partially offset by non-recurring hurricane-related charges incurred in 2012.

•
Net interest expense decreased $17.8 million, primarily reflecting our lower average interest rate. Lower interest rates in 2013 were partially offset by an increase in average debt for the year, as well as less capitalized interest attributable to renovation and redevelopment projects.

•
Debt extinguishment. For the year ended December 31, 2013, we had no debt extinguishment charges in continuing operations, while continuing operations for 2012 included $72.4 million in debt extinguishment charges. These charges included $17.4 million of prepayment penalties and the write-off of deferred loan costs recorded when we repaid $315.1 million of loans secured by properties in continuing operations. In addition, when we redeemed $258.0 million of our 10% senior notes, we recognized a $55.0 million debt extinguishment charge for prepayment penalties, as well as a pro rata portion of the original issue discount and deferred loan costs.

•
Discontinued operations include the results of operations for one hotel designated as held for sale at December 31, 2013, five hotels sold in 2013, and ten hotels sold in 2012. Discontinued operations in 2013 included a $19.4 million net gain on sale (primarily related to the sale of five hotels), offset by a$4.4 million impairment charge for one hotel sold in 2013 and one hotel designated as held for sale at December 31, 2013. Discontinued operations in 2012 included a $54.5 million net gain on the sale of hotels, offset by $2.8 million in debt extinguishment charges and a $1.3 million impairment charge.

Comparison of the Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012, we recorded a $129.4 million net loss compared to a $130.9 million net loss in 2011. Our 2012 net loss included $31.2 million of conversion costs related to re-branding and re-positioning eight hotels, a $75.1 million loss from the extinguishment of debt (including $2.8 million in discontinued operations), $1.3 million in hurricane-related charges (including $478,000 in discontinued operations), and $1.3 million of impairment charges included in discontinued operations. These losses are partially offset by $54.5 million of net gains from hotel dispositions included in discontinued operations. Our 2011 net loss included $13.2 million of impairment charges (including $8.9 million in discontinued operations) and $24.3 million of net losses from debt extinguishment ($27.6 million in continuing operations offset by a $3.3 million gain on debt extinguishment in discontinued operations), partially offset by $4.7 million of net gains from hotel dispositions included in discontinued operations.

In 2012:

•
Total revenue was $862.1 million, 6.6% more than 2011. This increase was primarily driven by a 5.3% increase in same-store RevPAR reflecting a 6.1% increase in ADR (partially offset by a 51 basis point decrease in occupancy), as well as $11.5 million in incremental revenue from Royalton and Morgans, acquired in May 2011. Several of our core hotels were under significant renovation or redevelopment during 2012.

•
Hotel departmental expenses increased $18.8 million (including $6.8 million of incremental hotel departmental expenses at Royalton and Morgans). As a percentage of total revenue, hotel departmental expenses decreased slightly from 36.8% in 2011 to 36.7% in 2012. Margin improvement from ADR was offset, in part, by decreasing food and beverage margins.

•
Other property-related costs increased $11.0 million due to a combination of higher costs (such as marketing programs) and $3.5 million of incremental other property-related costs at Royalton and Morgans. As a percentage of total revenue, other property-related costs decreased from 27.3% to 26.9% compared to 2011. This improvement primarily reflects revenue increases driven by ADR as opposed to occupancy.

•
Management and franchise fees increased $2.4 million compared to 2011, primarily reflecting higher revenues (which serve as the basis for determining such fees). As a percentage of total revenue, these costs remained essentially unchanged from the same period in 2011.

•
Taxes, insurance and lease expense increased $9.0 million (including $999,000 of incremental taxes, insurance, and lease expenses at Royalton and Morgans) and increased as a percentage of total revenue from 10.3% to 10.7% compared to 2011. The higher percentage of revenue reflects more favorable liability claims in 2011 in addition to lower estimated Canadian taxes in 2011.

•
Corporate expenses decreased $3.0 million (decreasing as a percentage of total revenue from 3.6% to 3.0%), which reflects: (i) lower restricted stock amortization in 2012, as a significant amount of restricted stock vested in 2011, and (ii) lower payroll tax withholding with respect to restricted cash awards, which were lower in 2012 than in 2011. We recognize payroll tax withholding on these awards as an expense when awarded rather than amortizing that expense over the three-year vesting periods (as is the case with the remainder of the awards).

•
Depreciation and amortization expense increased $5.9 million compared to 2011, including $1.3 million of incremental depreciation expense related to Royalton and Morgans. The remainder of the increase primarily reflects depreciation associated with hotel capital expenditures of $89.0 million in 2011 and $121.5 million in 2012.

•
Impairment loss. In 2012, no impairment charges were included in continuing operations, while 2011 continuing operations included a $4.3 million charge for one hotel. That charge was based on a revised estimated fair value obtained through the marketing process that was lower than the net book value for that hotel.

•
Conversion expenses. In the fourth quarter of 2012, we decided to convert eight Holiday Inn hotels to the Wyndham brand and management effective March 1, 2013. The expenses incurred related to converting these hotels were classified as conversion expenses in our statements of operations and include $30.7 million of IHG termination fees for the year ended December 31, 2012.

•	Other expenses increased $609,000 compared to 2011 because of 2012 hurricane-related charges and other expenses, partially offset by lower acquisition costs.

•
Net interest expense decreased $4.5 million compared to 2011, which primarily reflects increased capitalized interest related to the Knickerbocker Hotel development partially offset by an increase in our average effective interest rate.

•
Debt extinguishment charges in continuing operatons during the year ended December 31, 2012 were $72.4 million. These charges include $17.4 million of prepayment penalties and the write-off of deferred loan costs primarily related to repaying $315.1 million in mortgage debt secured by properties in continuing operations. In addition, we redeemed $258.0 million of our 10% senior notes and recognized a $55.0 million debt extinguishment charge related to prepayment penalties, as well as a pro rata portion of the original issue discount and deferred loan costs. During the year ended December 31, 2011, we redeemed $144.0 million of our 10% senior notes and recognized a $27.4 million debt extinguishment charge related to prepayment penalties, and the write-off of a pro rata portion of the original issue discount and deferred loan costs.

•
Discontinued operations include the results of operations for one hotel designated as held for sale at December 31, 2013, five hotels sold in 2013, ten hotels sold in 2012, and eight hotels sold in 2011. Discontinued operations in 2012 included a $54.5 million net gain on the sale of hotels, offset by $2.8 million in debt extinguishment charges and a $1.3 million impairment charge. Discontinued operations in 2011 reflects a $4.7 million net gain on the sale of hotels, $3.3 million in net gains from debt extinguishment and $8.9 million in impairment charges.

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

The following tables detail our computation of FFO and Adjusted FFO (in thousands, except for per share data):
Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Year Ended December 31,
	2013				2012			2011
	Dollars	Shares		Per Share Amount	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(65,783)				$(129,414)			$(130,895)
Noncontrolling interests	4,279				1,407			1,041
Preferred dividends	(38,713)				(38,713)			(38,713)
Numerator for basic and diluted loss attributable to common stockholders	(100,217)	123,818	123,648	$(0.81)	(166,720)	123,634	$(1.35)	(168,567)	117,068	$(1.44)
Depreciation and amortization	119,624	—		0.97	116,384	—	0.94	110,498	—	0.94
Depreciation, discontinued operations and unconsolidated entities	15,996	—		0.13	24,216	—	0.20	40,870	—	0.35
Gain on involuntary conversion, net of noncontrolling interests in other partnerships	(37)	—		—	—	—	—	(295)	—	—
Loss (gain) on involuntary conversion, discontinued operations, net of noncontrolling interests in other partnerships	(59)	—		—	—	—	—	15	—	—
Impairment loss, net of noncontrolling interests in other partnerships	20,382	—		0.16	—	—	—	4,315	—	0.04
Impairment loss, discontinued operations	4,354	—		0.04	1,335	—	0.01	8,935	—	0.08
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(18,590)	—		(0.15)	(54,459)	—	(0.44)	(4,714)	—	(0.04)
Noncontrolling interests in FelCor LP	(497)	619		(0.01)	(842)	628	—	(689)	499	(0.01)
Conversion of unvested restricted stock	—	547		—	—	—	—	—	—	—
FFO	40,956	124,984		0.33	(80,086)	124,262	(0.64)	(9,632)	117,567	(0.08)
Acquisition costs	23	—		—	132	—	—	1,479	—	0.01
Hurricane loss	—	—		—	792	—	0.01	—	—	—
Hurricane loss, discontinued operations and unconsolidated entities	—	—		—	482	—	—	—	—	—
Debt extinguishment, including discontinued operations	—	—		—	75,117	—	0.60	24,381	—	0.21
Conversion expenses	1,134	—		0.01	31,197	—	0.25	—	—	—
Variable stock compensation	963	—		0.01	—	—	—	—	—	—
Severance costs	3,268	—		0.02	553	—	—	—	—	—
Abandoned projects	—	—		—	219	—	—	—	—	—
Pre-opening costs, net of noncontrolling interests	2,314	—		0.02	398	—	—	—	—	—
Conversion of unvested restricted stock	—	—		—	—	11	0.01	—	175	—
Adjusted FFO	$48,658	124,984		$0.39	$28,804	124,273	$0.23	$16,228	117,742	$0.14

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Year Ended December 31,
	2010			2009
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(225,837)			$(109,091)
Noncontrolling interests	2,796			969
Preferred dividends	(38,713)			(38,713)
Numerator for basic and diluted loss attributable to common stockholders	(261,754)	80,611	$(3.25)	(146,835)	63,114	$(2.33)
Depreciation and amortization	108,226	—	1.34	106,015	—	1.68
Depreciation, discontinued operations and unconsolidated entities	54,000	—	0.67	58,634	—	0.93
Impairment loss	41,214	—	0.51	—	—	—
Impairment loss, discontinued operations and unconsolidated entities	131,762	—	1.63	5,516	—	0.09
Gain on sale of hotels	—	—	—	(910)	—	(0.01)
Gain on sale of unconsolidated entities	(21,103)	—	(0.26)	—	—	—
Noncontrolling interests in FelCor LP	(881)	294	(0.01)	(672)	296	(0.02)
Conversion of unvested restricted stock	—	505	—	—	331	—
FFO	51,464	81,410	0.63	21,748	63,741	0.34
Acquisition costs	449	—	0.01	—	—	—
Debt extinguishment, including discontinued operations	(59,465)	—	(0.73)	1,721	—	0.02
Conversion expenses	—	—	—	447	—	0.01
Severance costs	—	—	—	612	—	0.01
Lease termination costs	—	—	—	469	—	0.01
Conversion of unvested restricted stock	—	(505)	—	—	—	—
Adjusted FFO	$(7,552)	80,905	$(0.09)	$24,997	63,741	$0.39

The following table details our computation of EBITDA and Adjusted EBITDA:

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
(in thousands)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net loss	$(65,783)	$(129,414)	$(130,895)	$(225,837)	$(109,091)
Depreciation and amortization	119,624	116,384	110,498	108,226	106,015
Depreciation, discontinued operations and unconsolidated entities	15,996	24,216	40,870	54,000	58,634
Interest expense	103,865	121,690	126,278	127,145	87,675
Interest expense, discontinued operations and unconsolidated entities	3,496	8,586	14,272	22,364	22,386
Noncontrolling interests in other partnerships	3,782	565	352	1,915	297
EBITDA	180,980	142,027	161,375	87,813	165,916
Impairment loss, net of noncontrolling interests in other partnerships	20,382	—	4,315	41,214	—
Impairment loss, discontinued operations and unconsolidated entities	4,354	1,335	8,935	131,762	5,516
Hurricane loss	—	792	—	—	—
Hurricane loss, discontinued operations and unconsolidated entities	—	482	—	—	—
Debt extinguishment, including discontinued operations	—	75,117	24,381	(59,465)	1,721
Acquisition costs	23	132	1,479	449	—
Amortization of fixed stock and directors’ compensation	5,570	5,003	7,170	7,445	5,165
Severance costs	3,268	553	—	—	612
Lease termination costs	—	—	—	—	469
Abandoned projects	—	219	—	—	—
Conversion expenses	1,134	31,197	—	—	447
Variable stock compensation	963	—	—	—	—
Pre-opening costs, net of noncontrolling interests	2,314	398	—	—	—
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(18,590)	(54,459)	(4,714)	—	(910)
Gain on involuntary conversion, net of noncontrolling interests in other partnerships	(37)	—	(295)	—	—
Loss (gain) on involuntary conversion, discontinued operations, net of noncontrolling interests in other partnerships	(59)	—	15	—	—
Gain on sale of unconsolidated entities	—	—	—	(21,103)	—
Adjusted EBITDA	$200,302	$202,796	$202,661	$188,115	$178,936

The following tables for our 59 same-store Consolidated Hotels detail our computation of Hotel EBITDA, Hotel EBITDA margin, same-store operating revenue and expenses, and includes the reconciliation of same-store operating revenue and same-store operating expense to total revenue, total operating expenses and operating income for the years presented.
Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Same-store operating revenue:
Room	$692,016	$667,708	$632,317
Food and beverage	151,233	142,962	135,129
Other operating departments	46,757	48,271	49,550
Same-store operating revenue(a)	890,006	858,941	816,996
Same-store operating expense:
Room	184,840	179,602	172,362
Food and beverage	120,287	114,815	108,538
Other operating departments	21,954	21,682	22,748
Other property related costs	238,115	231,929	224,438
Management and franchise fees	35,735	39,785	37,719
Taxes, insurance and lease expense	59,563	58,080	52,455
Same-store operating expense(a)	660,494	645,893	618,260
Hotel EBITDA	$229,512	$213,048	$198,736
Hotel EBITDA Margin	25.8%	24.8%	24.3%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue,
Total Operating Expenses and Operating Income
(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Same-store operating revenue(a)	$890,006	$858,941	$816,996
Other revenue	3,430	3,185	2,949
Revenue from acquired hotels	—	—	(11,455)
Total revenue	893,436	862,126	808,490
Same-store operating expense(a)	660,494	645,893	618,260
Consolidated hotel lease expense(b)	44,087	41,342	38,759
Unconsolidated taxes, insurance and lease expense	(7,456)	(7,256)	(6,987)
Corporate expenses	26,996	26,128	29,080
Depreciation and amortization	119,624	116,384	110,498
Impairment loss	24,441	—	4,315
Expenses from acquired hotels	—	—	(11,290)
Conversion expenses	1,134	31,197	—
Other expenses	8,749	4,626	4,017
Total operating expenses	878,069	858,314	786,652
Operating income	$15,367	$3,812	$21,838

(a)	For same-store metrics, we have included the two hotels acquired in May 2011 as if they were acquired at the beginning of 2011.

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

Liquidity and Capital Resources

Operating Activities

During 2013, our operations generated $68.5 million of cash, a $21.2 million increase compared to 2012. This primarily reflects $32 million less in interest payments, due to a lower average borrowing rate, partially offset by a receivable for Wyndham’s $8 million guaranty, which was not paid until January 2014. Our consolidated statements of cash flows combine cash flow from continuing and discontinued operations. We had $7.8 million, $20.6 million and $23.6 million of operating cash flow from discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively. The absence of these cash flows should not have a material impact on our business, as these hotels would not provide an acceptable return on future capital expenditure required for these hotels.

At December 31, 2013, we had $45.6 million of cash, including approximately $33.1 million held by our third-party management companies.

RevPAR for the lodging industry continues to be strong. RevPAR at our 51 comparable hotels for 2013 grew 7.1%, driven by a 4.1% increase in ADR and 2.9% higher occupancy. The industry is enjoying a favorable supply/demand imbalance, as supply growth remains well below the long-term average. Occupancy continues to grow and is approaching prior-peak levels, allowing hotels to raise rates. We expect our RevPAR for our comparable hotels to increase 6.25% to 7.25% during 2014, primarily from higher ADR. We expect our operations will generate $97.8 million to $106.8 million of cash flow in 2014.

We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses that can fluctuate disproportionately to revenues. Some operating expenses are difficult to predict and control, which lends volatility to our operating results. Our hotels have extensive cost containment initiatives, including reducing headcount and improving productivity and energy efficiency. If RevPAR decreases, or fails to grow in line with or better than occupancy, and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could be materially adversely affected.

Investing Activities
During 2013, we used $53.9 million of cash in investing activities compared to $71.1 million of cash provided by investing activities during the same period in 2012. In 2013, we sold hotels for $98.8 million in net proceeds, which was more than offset by $101.4 million of capital expenditures (primarily for renovations and redevelopment at 12 hotels) and $60.6 million invested in redeveloping the Knickerbocker Hotel. In 2012, we spent $121.5 million in capital expenditures and invested $24.8 million on the Knickerbocker Hotel, all of which was more than offset by $197.6 million of net proceeds from hotel sales. For renovations and redevelopment in 2014, we expect to spend approximately $85 million which will be funded from operating cash flow, cash on hand and borrowings under our line of credit. In addition, for the Knickerbocker Hotel we expect to invest approximately $81 million in 2014, which will be funded primarily by draws on the Knickerbocker construction loan and additional capital that is currently being raised through the EB-5 immigrant investment program.
Our strategic plan contemplates that we will sell 45 non-strategic hotels that do not meet our investment criteria, thereby freeing our capital for redeployment (e.g., repay debt and invest in our core properties that generate a higher return on invested capital). We have sold 25 of these 45 hotels to date, including five in 2013 and one in January 2014. We have 20 remaining non-strategic hotels, including the one hotel that is under contract. Of the remaining hotels, we are currently marketing six and expect to begin marketing three more later this year. We indirectly own 50% interests in the other 10 non-strategic hotels, which are owned by a joint venture with one of our brand-managers. We are working diligently to unwind that joint venture, as a consequence of which we would own five of those hotels outright (our joint venture partner would own the other five). When the joint venture is unwound (which we are targeting to occur in the second quarter), we intend to begin marketing those hotels immediately.

Financing Activities
During 2013, cash used in financing activities decreased by $151.9 million compared to 2012. In 2013, we had $27.1 million of proceeds from net borrowings which was more than offset by $38.7 million in preferred dividend payments. In 2012, we had $625.8 million of net borrowings (including repaying $258 million in face amount of our senior notes), and paid $106.5 million in preferred dividends, partially offset by $56 million of net borrowings under our line of credit and $525 million in proceeds from our 5.625% senior secured notes due 2023. In 2014, we expect to make approximately $4 million of normally-occurring principal payments, $39 million of preferred dividends and $10 million in common dividends, all of which will be funded from operating cash flow and cash on hand. During 2014, we intend to sell most of our 20 remaining non-strategic hotels and repay our 2014 maturities.
FelCor’s Board of Directors reinstated a quarterly common dividend in October 2013, in recognition of our ongoing and successful portfolio repositioning and balance sheet restructuring. At that time, FelCor’s Board of Directors declared a $0.02 per share fourth quarter common stock dividend, which was paid in January. FelCor LP distributed funds to FelCor to pay common or preferred dividends. FelCor's Board of Directors will determine the amount of future common and preferred dividends for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.
Except in the case of our senior notes and line of credit, our mortgage debt is generally recourse solely to the specific hotels securing the debt, other than in the case of fraud, misapplication of funds and certain other customary limited recourse carve-out provisions, which could extend recourse to us.  Much of our secured debt allows us to substitute collateral under certain conditions and is prepayable, subject (in some instances) to various prepayment, yield maintenance or defeasance obligations.
Most of our secured debt (other than our senior notes and line of credit) includes “lock-box” arrangements under certain circumstances. Under these arrangements, the borrower is permitted to incur and pay budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves, even if revenues are flowing through a lock-box in cases where a specified debt service coverage ratio is not met. Except for loans secured by two properties, all of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.
Senior Notes.  Our senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. These notes are guaranteed by us, and payment of our 10% notes is secured by a pledge of the limited partner interests in FelCor LP owned by FelCor. In addition, our senior notes are secured by a combination of first lien mortgages and related security interests and/or negative pledges on 26 hotels (11 hotels for our 10% senior notes, six hotels for our 6.75% senior notes and nine hotels for our 5.625% senior notes), and pledges of equity interests in certain subsidiaries of FelCor LP.
Interest Rate Caps. To fulfill requirements under certain loans, we owned interest rate caps with aggregate notional amounts of $202.4 million as of December 31, 2012.  These interest rate caps were not designated as hedges and had insignificant fair values at December 31, 2012, resulting in no significant net earnings impact. We did not have any interest rate caps outstanding as of December 31, 2013.

Consolidated debt consisted of the following (in thousands):

	Encumbered Hotels	Interest Rate (%)		December 31,
			Maturity Date	2013	2012
Line of credit	9	LIBOR + 3.375	June 2016(a)	$88,000	$56,000
Hotel mortgage debt
Mortgage debt(b)	5	6.66	June - August 2014	63,337	65,431
Mortgage debt	1	5.81	July 2016	9,904	10,405
Mortgage debt(b)	4	4.95	October 2022	126,220	128,066
Mortgage debt	1	4.94	October 2022	31,714	32,176
Senior notes
Senior secured notes(c)	11	10.00	October 2014	229,190	223,586
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Other(d)	—	LIBOR + 1.25	May 2016	64,861	64,861
Total	46			$1,663,226	$1,630,525

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(c)
We originally issued $636 million (face amount) of these notes. After redemptions in 2011 and 2012, $234 million (face amount) of these notes were outstanding at December 31, 2013. These notes were initially sold at a discount that provided an effective yield of 12.875% before transaction costs.

(d)
This loan is related to our Knickerbocker development project and is fully secured by restricted cash and a mortgage. Because we were able to assume an existing loan when we purchased this hotel, we were not required to pay any local mortgage recording tax. This loan, which allows us to borrow up to $85 million, can be extended for one year subject to satisfying certain conditions.

Contractual Obligations

We have obligations and commitments to make certain future payments under debt agreements and various contracts. The following schedule details these obligations at December 31, 2013 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt(a)	$2,231,822	$398,597	$322,977	$150,854	$1,359,394
Operating leases	340,937	23,001	38,799	13,505	265,632
Purchase obligations	52,563	52,563	—	—	—
Total contractual obligations	$2,625,322	$474,161	$361,776	$164,359	$1,625,026

(a)	This includes both principal and interest. Interest expense for variable rate debt was calculated using interest rates at December 31, 2013.

Off-Balance Sheet Arrangements

At December 31, 2013, we had unconsolidated 50% interests in entities that owned 13 hotels (which we refer to as hotel joint ventures). We own more than 50% of the operating lessees operating 12 of these hotels and one hotel is operated without a lease. We also owned 50% interests in entities that provide condominium management services and own real estate in Myrtle Beach, South Carolina. None of our directors, officers or employees owns any interest in any of these joint ventures or entities. The hotel joint ventures had $146.4 million of non-recourse mortgage debt relating to these 10 hotels, of which our pro rata portion was $73.2 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guarantees of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

We have recorded equity in income from unconsolidated entities of $4.6 million, $2.8 million, and a loss of $2.1 million for 2013, 2012 and 2011, respectively. We received $14.2 million of distributions (of which $4.4 million came from operations), $17.7 million (of which $4.2 million came from operations), and $3.8 million (of which $2.3 million came from operations) in 2013, 2012 and 2011, respectively.  The principal source of income for our hotel joint ventures is percentage lease revenue from the operating lessees.

Capital expenditures at the hotels owned by hotel joint ventures are generally funded from operating income at its hotels. However, if a joint venture has insufficient cash flow to meet operating expenses or make necessary capital improvements, it may call capital from the investors. In the event of a capital call, the other joint investors may be unwilling or unable to make the necessary capital contributions. Under such circumstances, we may elect to make up the difference as a loan to the joint venture or as an additional capital contribution by us. Under certain circumstances, a capital contribution by us may increase our equity investment to greater than 50% and may require that we consolidate the joint venture, including all of its assets and liabilities, into our consolidated financial statements. We may be confronted with the choice of losing our investment in a venture or investing additional capital with no guaranty of any return on that investment.

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

Seasonality

The lodging business is seasonal in nature. Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not always apply for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may utilize cash on hand or borrowings to satisfy our obligations.

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

•
We record an impairment charge when we believe that an investment in one or more of our hotels held for investment has been impaired, such that future undiscounted cash flows would not recover the book basis, or net book value, of the investment. We test for impairment charge when certain events occur, including one or more of the following: projected cash flows are significantly less than recent historical cash flows; significant changes in legal factors or actions by a regulator that could affect the value of our hotels; events that could cause changes or uncertainty in travel patterns; and a current expectation that, more likely than not, a hotel will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. In the evaluation of impairment of our hotels, and in establishing impairment charges, we make many assumptions and estimates on a hotel by hotel basis, which include the following:

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

•
We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs related to hotels undergoing major renovations and redevelopments. In 2013, 2012 and 2011, we capitalized $23.6 million, $22.2 million and $8.5 million, respectively, of such costs. We make estimates with regard to when components of the renovated asset or redevelopment project are taken out of service or placed in service when determining the appropriate amount and time to capitalize these costs. If these estimates are inaccurate, we could capitalize too much or too little with regard to a particular project.

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

•
We make estimates with respect to contingent liabilities for losses covered by insurance. We record liabilities for self-insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated. We are self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 47 of our hotels. We review the adequacy of our reserves for our self-insured claims on a regular basis. Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred at the end of each accounting period. These reserves represent estimates at a given date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims. Estimates are also required since there may be delays in reporting. Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If our insurance reserves of $3.7 million, at December 31, 2013, for general liability losses are insufficient, we will record an additional expense in future periods. Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded. We recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2013.

•
Our taxable REIT subsidiaries, or TRSs, have cumulative potential future tax deductions totaling $346.9 million. The deferred income tax asset associated with these potential future tax deductions was $131.8 million at December 31, 2013. We recorded a 100% valuation allowance related to our TRSs net deferred tax asset, because of the uncertainty of realizing the asset’s benefit. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2013, approximately 91% of our consolidated debt had fixed interest rates.  In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.
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

December 31, 2013
	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$300,045	$3,107	$11,461	$2,810	$2,954	$1,194,702	$1,515,079	$1,565,211
Average interest rate	9.25%	5.11%	5.61%	4.95%	4.95%	6.04%	6.66%
Floating rate:
Debt	—	—	152,861	—	—	—	152,861	153,032
Average interest rate(a)	—	—	5.28%	—	—	—	5.28%
Total debt	$300,045	$3,107	$164,322	$2,810	$2,954	$1,194,702	$1,667,940
Average interest rate	9.25%	5.11%	5.31%	4.95%	4.95%	6.04%	6.54%
Net discount							(4,714)
							$1,663,226

(a)	The average floating rate represents the implied forward rates in the yield curve at December 31, 2013.

December 31, 2012
	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$4,752	$300,192	$3,107	$11,465	$2,810	$1,197,656	$1,519,982	$1,596,596
Average interest rate	5.79%	9.25%	5.11%	5.61%	4.95%	6.03%	6.66%
Floating rate:
Debt	—	—	—	120,861	—	—	120,861	120,969
Average interest rate(a)	—	—	—	3.37%	—	—	3.37%
Total debt	$4,752	$300,192	$3,107	$132,326	$2,810	$1,197,656	$1,640,843
Average interest rate	5.79%	9.25%	5.11%	3.57%	4.95%	6.03%	6.42%
Net discount							(10,318)
Total debt							$1,630,525

(a)	The average floating rate represents the implied forward rates in the yield curve at December 31, 2012.
We had no interest rate swap agreements at December 31, 2013 or 2012.

Item 8.     Financial Statements and Supplementary Data

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of equity, and of cash flows present fairly, in all material respects, the financial position of FelCor Lodging Trust Incorporated and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 28, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
FelCor Lodging Trust Incorporated
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of partners’ capital, and of cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 28, 2014

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(in thousands)

	2013	2012
Assets
Investment in hotels, net of accumulated depreciation of $929,801 and $929,298 at December 31, 2013 and 2012, respectively	$1,653,267	$1,794,564
Hotel development	216,747	146,079
Investment in unconsolidated entities	46,943	55,082
Hotel held for sale	16,319	—
Cash and cash equivalents	45,645	45,745
Restricted cash	77,227	77,927
Accounts receivable, net of allowance for doubtful accounts of $262 and $469 at December 31, 2013 and 2012, respectively	35,747	25,383
Deferred expenses, net of accumulated amortization of $20,362 and $13,820 at December 31, 2013 and 2012, respectively	29,325	34,262
Other assets	23,060	23,391
Total assets	$2,144,280	$2,202,433
Liabilities and Equity
Debt, net of discount of $4,714 and $10,318 at December 31, 2013 and 2012, respectively	$1,663,226	$1,630,525
Distributions payable	11,047	8,545
Accrued expenses and other liabilities	150,738	138,442
Total liabilities	1,825,011	1,777,512
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 618 and 621 units issued and outstanding at December 31, 2013 and 2012, respectively	5,039	2,902
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,011, issued and outstanding at December 31, 2013 and 2012	309,362	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at December 31, 2013 and 2012	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized and 124,051 and 124,117 shares issued and outstanding at December 31, 2013 and 2012	1,240	1,241
Additional paid-in capital	2,354,328	2,353,581
Accumulated other comprehensive income	24,937	26,039
Accumulated deficit	(2,568,350)	(2,464,968)
Total FelCor stockholders’ equity	290,929	394,667
Noncontrolling interests in other partnerships	23,301	27,352
Total equity	314,230	422,019
Total liabilities and equity	$2,144,280	$2,202,433
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013, 2012 and 2011
(in thousands, except per share data)

	2013	2012	2011
Revenues:
Hotel operating revenue	$890,006	$858,941	$805,541
Other revenue	3,430	3,185	2,949
Total revenues	893,436	862,126	808,490
Expenses:
Hotel departmental expenses	327,081	316,099	297,260
Other property-related costs	238,115	231,929	220,979
Management and franchise fees	35,735	39,785	37,376
Taxes, insurance and lease expense	96,194	92,166	83,127
Corporate expenses	26,996	26,128	29,080
Depreciation and amortization	119,624	116,384	110,498
Impairment loss	24,441	—	4,315
Conversion expenses	1,134	31,197	—
Other expenses	8,749	4,626	4,017
Total operating expenses	878,069	858,314	786,652
Operating income	15,367	3,812	21,838
Interest expense, net	(103,787)	(121,552)	(126,044)
Debt extinguishment	—	(72,350)	(27,640)
Gain on involuntary conversion, net	41	—	295
Loss before equity in income (loss) from unconsolidated entities	(88,379)	(190,090)	(131,551)
Equity in income (loss) from unconsolidated entities	4,586	2,779	(2,068)
Loss from continuing operations	(83,793)	(187,311)	(133,619)
Income from discontinued operations	18,010	57,897	2,724
Net loss	(65,783)	(129,414)	(130,895)
Net loss attributable to noncontrolling interests in other partnerships	3,782	565	352
Net loss attributable to redeemable noncontrolling interests in FelCor LP	497	842	689
Net loss attributable to FelCor	(61,504)	(128,007)	(129,854)
Preferred dividends	(38,713)	(38,713)	(38,713)
Net loss attributable to FelCor common stockholders	$(100,217)	$(166,720)	$(168,567)
Basic and diluted per common share data:
Loss from continuing operations	$(0.95)	$(1.81)	$(1.46)
Net loss	$(0.81)	$(1.35)	$(1.44)
Basic and diluted weighted average common shares outstanding	123,818	123,634	117,068

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Net loss	$(65,783)	$(129,414)	$(130,895)
Foreign currency translation adjustment	(1,108)	303	(726)
Comprehensive loss	(66,891)	(129,111)	(131,621)
Comprehensive loss attributable to noncontrolling interests in other partnerships	3,782	565	352
Comprehensive loss attributable to redeemable noncontrolling interests in FelCor LP	503	840	696
Comprehensive loss attributable to FelCor	$(62,606)	$(127,706)	$(130,573)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interests in Other Partnerships	Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit	Treasury Stock			Total Equity
Balance at December 31, 2010	12,948	$478,774	101,038	$1,010	$2,190,308	$26,457	$(2,054,625)	$(73,341)	$19,795		$588,378
Issuance of common stock	—	—	27,600	276	158,200	—	—	—	—		158,476
Retirement of treasury stock	—	—	(4,156)	(41)	—	—	(73,300)	73,341	—		—
Issuance of stock awards	—	—	95	1	554	—	—	—	—		555
Stock awards - amortization	—	—	—	—	3,475	—	—	—	—		3,475
Forfeiture of stock awards	—	—	(312)	(3)	—	—	(958)	—	—		(961)
Conversion of operating partnership units into common shares	—	—	16	—	97	—	—	—	—		97
Allocation to redeemable noncontrolling interests	—	—	—	—	685	—	—	—	—		685
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	6,967		6,967
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,053)		(1,053)
Other	—	—	—	—	(68)	—	(18)	—	—		(86)
Preferred dividends:
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,117)	—	—		(25,117)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—	—		(13,596)
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(719)	—	—	—	$(719)
Net loss	—	—	—	—	—	—	(129,854)	—	(352)	(130,206)
Comprehensive loss										$(130,925)	(130,925)
Balance at December 31, 2011	12,948	$478,774	124,281	$1,243	$2,353,251	$25,738	$(2,297,468)	$—	$25,357		$586,895

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY – (continued)
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Preferred Stock			Common Stock			Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Other Partnerships
	Number of Shares	Amount		Number of Shares	Amount	Additional Paid-in Capital		Accumulated Deficit		Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2011	12,948	$478,774		124,281	$1,243	$2,353,251	$25,738	$(2,297,468)	$25,357		$586,895
Issuance of stock awards	—	—		10	—	—	—	—	—		—
Stock awards - amortization	—	—		—	—	827	—	—	—		827
Forfeiture of stock awards	—	—		(185)	(2)	234	—	(776)	—		(544)
Conversion of operating partnership units into common shares	—	—		11	—	45	—	—	—		45
Allocation to redeemable noncontrolling interests	—	—		—	—	(776)	—	—	—		(776)
Contribution from noncontrolling interests	—	—		—	—	—	—	—	3,616		3,616
Distribution to noncontrolling interests	—	—		—	—	—	—	—	(1,056)		(1,056)
Other	—	—		—	—	—	—	(4)	—		(4)
Preferred dividends:
$1.95 per Series A preferred share	—	—		—	—	—	—	(25,117)	—		(25,117)
$2.00 per Series C depositary preferred share	—	—		—	—	—	—	(13,596)	—		(13,596)
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—		—	—	—	301	—	—	$301
Net loss	—	—		—	—	—	—	(128,007)	(565)	(128,572)
Comprehensive loss										$(128,271)	(128,271)
Balance at December 31, 2012	12,948	$478,774	—	124,117	$1,241	$2,353,581	$26,039	$(2,464,968)	$27,352		$422,019

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY – (continued)
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Other Partnerships	Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit			Total Equity
Balance at December 31, 2012	12,948	$478,774	124,117	$1,241	$2,353,581	$26,039	$(2,464,968)	$27,352		$422,019
Issuance of stock awards	—	—	15	—	—	—	—	—		—
Stock awards - amortization and severance	—	—	—	—	3,387	—	—	—		3,387
Forfeiture of stock awards	—	—	(85)	(1)	—	—	(663)	—		(664)
Conversion of operating partnership units into common shares	—	—	4	—	23	—	—	—		23
Allocation to redeemable noncontrolling interests	—	—	—	—	(2,663)	—	—	—		(2,663)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	3,990		3,990
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(4,259)		(4,259)
Dividends declared:
$0.02 per common share	—	—	—	—	—	—	(2,502)	—		(2,502)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,117)	—		(25,117)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—		(13,596)
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(1,102)	—	—	$(1,102)
Net loss	—	—	—	—	—	—	(61,504)	(3,782)	(65,286)
Comprehensive loss									$(66,388)	(66,388)
Balance at December 31, 2013	12,948	$478,774	124,051	$1,240	$2,354,328	$24,937	$(2,568,350)	$23,301		$314,230

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012		2011
Cash flows from operating activities:
Net loss	$(65,783)	$(129,414)		$(130,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	124,547	129,486		138,892
Gain on sale of hotels, net	(19,441)	(54,459)		(4,714)
Gain on involuntary conversion, net	(107)	—		(280)
Amortization of deferred financing fees and debt discount	11,082	18,053		17,496
Amortization of fixed stock and directors’ compensation	5,869	5,002		7,170
Equity based severance	1,051	—		—
Equity in (income) loss from unconsolidated entities	(4,586)	(2,779)		2,068
Distributions of income from unconsolidated entities	4,440	4,160		2,261
Debt extinguishment	—	75,117		24,380
Impairment loss	28,795	1,335		13,250
Changes in assets and liabilities:
Accounts receivable	(10,858)	1,253		(344)
Other assets	(6,061)	(5,029)		(6,101)
Accrued expenses and other liabilities	(487)	4,584		(17,318)
Net cash flow provided by operating activities	68,461	47,309	—	45,865
Cash flows from investing activities:
Acquisition of hotels	—	—		(137,985)
Improvements and additions to hotels	(101,357)	(121,475)		(89,042)
Hotel development	(60,553)	(24,849)		(119,611)
Additions to condominium project	—	—		(359)
Net proceeds from asset dispositions	98,820	197,613		132,774
Change in restricted cash	700	6,313		(176)
Insurance proceeds	238	—		391
Distributions from unconsolidated entities	9,784	13,539		1,588
Contributions to unconsolidated entities	(1,500)	—		—
Net cash flow provided by (used in) investing activities	(53,868)	71,141		(212,420)
Cash flows from financing activities:
Proceeds from borrowings	164,000	998,611		1,087,285
Repayment of borrowings	(136,902)	(1,043,365)		(1,135,822)
Payment of deferred financing costs	(2,744)	(17,870)		(20,233)
Distributions paid to noncontrolling interests	(4,259)	(1,056)		(1,053)
Contribution from noncontrolling interests	3,990	3,616		6,967
Distributions paid to preferred stockholders	(38,713)	(106,461)		(38,713)
Net proceeds from common stock issuance	—	—		158,476
Proceeds from FelCor LP unit issuance	—	—		2,500
Net cash flow provided by (used in) financing activities	(14,628)	(166,525)		59,407
Effect of exchange rate changes on cash	(65)	62		(66)
Net change in cash and cash equivalents	(100)	(48,013)		(107,214)
Cash and cash equivalents at beginning of periods	45,745	93,758		200,972
Cash and cash equivalents at end of periods	$45,645	$45,745		$93,758

Supplemental cash flow information — interest paid, net of capitalized interest	$84,839	$116,789		$119,732
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(in thousands)

	2013	2012
Assets
Investment in hotels, net of accumulated depreciation of $929,801 and $929,298 at December 31, 2013 and 2012, respectively	$1,653,267	$1,794,564
Hotel development	216,747	146,079
Investment in unconsolidated entities	46,943	55,082
Hotel held for sale	16,319	—
Cash and cash equivalents	45,645	45,745
Restricted cash	77,227	77,927
Accounts receivable, net of allowance for doubtful accounts of $262 and $469 at December 31, 2013 and 2012, respectively	35,747	25,383
Deferred expenses, net of accumulated amortization of $20,362 and $13,820 at December 31, 2013 and 2012, respectively	29,325	34,262
Other assets	23,060	23,391
Total assets	$2,144,280	$2,202,433
Liabilities and Partners’ Capital
Debt, net of discount of $4,714 and $10,318 at December 31, 2013 and 2012, respectively	$1,663,226	$1,630,525
Distributions payable	11,047	8,545
Accrued expenses and other liabilities	150,738	138,442
Total liabilities	1,825,011	1,777,512
Commitments and contingencies
Redeemable units, 618 and 621 units issued and outstanding at December 31, 2013 and 2012, respectively	5,039	2,902
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at December 31, 2013 and 2012	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2013 and 2012	169,412	169,412
Common units, 124,051 and 124,117 units issued at December 31, 2013 and 2012, respectively	(212,888)	(110,258)
Accumulated other comprehensive income	25,043	26,151
Total FelCor LP partners’ capital	290,929	394,667
Noncontrolling interests	23,301	27,352
Total partners’ capital	314,230	422,019
Total liabilities and partners’ capital	$2,144,280	$2,202,433

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands, except for per unit data)

	2013	2012	2011
Revenues:
Hotel operating revenue	$890,006	$858,941	$805,541
Other revenue	3,430	3,185	2,949
Total revenues	893,436	862,126	808,490
Expenses:
Hotel departmental expenses	327,081	316,099	297,260
Other property-related costs	238,115	231,929	220,979
Management and franchise fees	35,735	39,785	37,376
Taxes, insurance and lease expense	96,194	92,166	83,127
Corporate expenses	26,996	26,128	29,080
Depreciation and amortization	119,624	116,384	110,498
Impairment loss	24,441	—	4,315
Conversion expenses	1,134	31,197	—
Other expenses	8,749	4,626	4,017
Total operating expenses	878,069	858,314	786,652
Operating income	15,367	3,812	21,838
Interest expense, net	(103,787)	(121,552)	(126,044)
Debt extinguishment	—	(72,350)	(27,640)
Gain on involuntary conversion, net	41	—	295
Loss before equity in income (loss) from unconsolidated entities	(88,379)	(190,090)	(131,551)
Equity in income (loss) from unconsolidated entities	4,586	2,779	(2,068)
Loss from continuing operations	(83,793)	(187,311)	(133,619)
Income from discontinued operations	18,010	57,897	2,724
Net loss	(65,783)	(129,414)	(130,895)
Net loss attributable to noncontrolling interests	3,782	565	352
Net loss attributable to FelCor LP	(62,001)	(128,849)	(130,543)
Preferred distributions	(38,713)	(38,713)	(38,713)
Net loss attributable to FelCor LP common unitholders	$(100,714)	$(167,562)	$(169,256)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.95)	$(1.81)	$(1.46)
Net loss	$(0.81)	$(1.35)	$(1.44)
Basic and diluted weighted average common units outstanding	124,437	124,262	117,567

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Net loss	$(65,783)	$(129,414)	$(130,895)
Foreign currency translation adjustment	(1,108)	303	(726)
Comprehensive loss	(66,891)	(129,111)	(131,621)
Comprehensive loss attributable to noncontrolling interests	3,782	565	352
Comprehensive loss attributable to FelCor LP	$(63,109)	$(128,546)	$(131,269)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2010	$478,774	$63,235	$26,574	$19,795		$588,378
Issuance of common units		158,476	—	—		158,476
FelCor restricted stock compensation	—	3,069	—	—		3,069
Contributions	—	—	—	6,967		6,967
Distributions	—	(38,713)	—	(1,053)		(39,766)
Allocation to redeemable units	—	1,478	—	—		1,478
Other	—	(86)	—	—		(86)
Comprehensive loss:
Foreign exchange translation			(726)		$(726)
Net loss		(130,543)		(352)	(130,895)
Comprehensive loss					$(131,621)	(131,621)
Balance at December 31, 2011	478,774	56,916	25,848	25,357		586,895
FelCor restricted stock compensation	—	283	—	—		283
Contributions	—	—	—	3,616		3,616
Distributions	—	(38,713)	—	(1,056)		(39,769)
Allocation to redeemable units	—	109	—	—		109
Other	—	(4)	—	—		(4)
Comprehensive loss:
Foreign exchange translation			303		$303
Net loss		(128,849)		(565)	(129,414)
Comprehensive loss					$(129,111)	(129,111)
Balance at December 31, 2012	$478,774	$(110,258)	$26,151	$27,352		$422,019
FelCor restricted stock compensation	—	2,723	—	—		2,723
Contributions	—	—	—	3,990		3,990
Distributions	—	(41,215)	—	(4,259)		(45,474)
Allocation to redeemable units	—	(2,137)	—	—		(2,137)
Comprehensive loss:						—
Foreign exchange translation			(1,108)		$(1,108)
Net loss		(62,001)		(3,782)	(65,783)
Comprehensive loss					$(66,891)	(66,891)
Balance at December 31, 2013	$478,774	$(212,888)	$25,043	$23,301		$314,230

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(65,783)	$(129,414)	$(130,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	124,547	129,486	138,892
Gain on sale of hotels, net	(19,441)	(54,459)	(4,714)
Gain on involuntary conversion, net	(107)	—	(280)
Amortization of deferred financing fees and debt discount	11,082	18,053	17,496
Amortization of fixed stock and directors’ compensation	5,869	5,002	7,170
Equity based severance	1,051	—	—
Equity in (income) loss from unconsolidated entities	(4,586)	(2,779)	2,068
Distributions of income from unconsolidated entities	4,440	4,160	2,261
Debt extinguishment	—	75,117	24,380
Impairment loss	28,795	1,335	13,250
Changes in assets and liabilities:
Accounts receivable	(10,858)	1,253	(344)
Other assets	(6,061)	(5,029)	(6,101)
Accrued expenses and other liabilities	(487)	4,584	(17,318)
Net cash flow provided by operating activities	68,461	47,309	45,865
Cash flows from investing activities:
Acquisition of hotels	—	—	(137,985)
Improvements and additions to hotels	(101,357)	(121,475)	(89,042)
Hotel development	(60,553)	(24,849)	(119,611)
Additions to condominium project	—	—	(359)
Net proceeds from asset dispositions	98,820	197,613	132,774
Change in restricted cash	700	6,313	(176)
Insurance proceeds	238	—	391
Distributions from unconsolidated entities	9,784	13,539	1,588
Contributions to unconsolidated entities	(1,500)	—	—
Net cash flow provided by (used in) investing activities	(53,868)	71,141	(212,420)
Cash flows from financing activities:
Proceeds from borrowings	164,000	998,611	1,087,285
Repayment of borrowings	(136,902)	(1,043,365)	(1,135,822)
Payment of deferred financing costs	(2,744)	(17,870)	(20,233)
Distributions paid to noncontrolling interests	(4,259)	(1,056)	(1,053)
Contributions from noncontrolling interests	3,990	3,616	6,967
Distributions paid to preferred unitholders	(38,713)	(106,461)	(38,713)
Net proceeds from common unit issuance	—	—	158,476
Proceeds from FelCor LP unit issuance	—	—	2,500
Net cash flow provided by (used in) financing activities	(14,628)	(166,525)	59,407
Effect of exchange rate changes on cash	(65)	62	(66)
Net change in cash and cash equivalents	(100)	(48,013)	(107,214)
Cash and cash equivalents at beginning of periods	45,745	93,758	200,972
Cash and cash equivalents at end of periods	$45,645	$45,745	$93,758

Supplemental cash flow information – interest paid, net of capitalized interest	$84,839	$116,789	$119,732

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. We are the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 60 hotels in continuing operations with approximately 17,583 rooms at December 31, 2013. At December 31, 2013, we had an aggregate of 124,668,210 shares and units outstanding, consisting of 124,050,668 shares of FelCor common stock and 617,542 units of FelCor LP units not owned by FelCor.

Of the 60 hotels in which we had an ownership interest at December 31, 2013, we owned a 100% interest in 43 hotels, a 90% interest in entities owning two hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and 50% interests in entities owning 13 hotels. We consolidate our real estate interests in the 47 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 59 of our 60 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. One 50%-owned hotel was operated without an operating lease. Because we own controlling interests in these lessees, we consolidate our interests in these 59 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statements of operations. Of our Consolidated Hotels, we owned 50% of the real estate interests in 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in the remaining 47 hotels (we consolidate our real estate interest in these hotels).

The following table illustrates the distribution of our 59 Consolidated Hotels at December 31, 2013:

Brand	Hotels	Rooms
Embassy Suites Hotels	32	8,385
Holiday Inn	4	1,702
Sheraton and Westin	4	1,604
DoubleTree by Hilton and Hilton	5	1,206
Marriott and Renaissance	3	1,321
Fairmont	1	383
Morgans and Royalton	2	285
Wyndham and Wyndham Grand	8	2,526
Total	59	17,412

At December 31, 2013, our Consolidated Hotels were located in the United States (58 hotels in 21 states) and Canada (one hotel in Ontario), with concentrations in California (13 hotels), Florida (7 hotels) and Texas (7 hotels).  In 2013, approximately 51% of our revenue was generated from hotels in these three states.

At December 31, 2013, of our 59 Consolidated Hotels (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 36 hotels, (ii) subsidiaries of Wyndham Hotel Group, or Wyndham, managed eight hotels, (iii) subsidiaries of InterContinental Hotels Group, or IHG, managed four hotels, (iv) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed four hotels, (v) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (vi) a subsidiary of Fairmont Hotels & Resorts, or Fairmont, managed one hotel, (vii) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (viii) an independent management company managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

Effective January 1, 2013, our hotels managed by Marriott are accounted for on a 12-month calendar year basis as compared to a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31, as reported in 2012 and prior years. Our 12-month period ending December 31, 2013 is reported on a calendar year basis for our Marriott-managed hotels, which is consistent with the reporting periods for our other managed hotels. However, our 12-month periods ending December 31, 2012 and 2011 include the results of operations for the Marriott-managed hotels for the 52-week periods ending on December 28, 2012 and December 30, 2011, respectively. Prior year results have not been restated to reflect the reporting period transition as we do not believe the change in periods would result in a material difference for comparison of results year over year.

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
We capitalize certain inventory (such as china, glass, silver, linen) at the time of a hotel opening or acquisition, or when significant inventory is purchased (in conjunction with a major rooms renovation or when the number of rooms or meeting space at a hotel is expanded). These amounts are then amortized over the estimated useful life of three years. Subsequent replacement purchases are expensed when placed in service.

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

We consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale) in the period the buyer completes its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit. We test hotels held for sale for impairment each reporting period and record them at the lower of their carrying amounts or fair value less costs to sell. Once we designate a hotel as held for sale it is not depreciated and it is included in discontinued operations. We had one hotel held for sale at December 31, 2013.

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

Foreign Currency Translation — Results of operations for our Canadian hotel are maintained in Canadian dollars and translated using the weighted average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in accumulated other comprehensive income and were $24.9 million and $26.0 million as of December 31, 2013 and 2012, respectively.

Capitalized Costs — We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. In addition, these costs are being capitalized on our Knickerbocker hotel development. We begin capitalizing these costs when activities necessary to get the asset ready for its intended use are underway and cease capitalizing these costs to projects when construction is substantially complete. Such costs capitalized in 2013, 2012 and 2011, were $23.6 million, $22.2 million and $8.5 million, respectively.

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

FelCor’s Stock Compensation — We account for stock-based employee compensation using the fair value based method of accounting. We classify share-based payment awards granted in exchange for employee services as either equity awards or liability awards. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Awards that are to be settled in cash (i.e. phantom stock) are classified as liability awards. The value of all our share-based awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite services.

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

Distributions and Dividends — In 2011, FelCor reinstated the payment of its current quarterly preferred dividends. In July 2012, it paid $30.0 million of accrued unpaid quarterly dividends in arrears, and the remaining $37.7 million in arrears was paid in October 2012. FelCor’s Board of Directors reinstated a quarterly common dividend in October 2013, in recognition of our ongoing and successful portfolio repositioning and balance sheet restructuring. At that time, FelCor’s Board of Directors declared a $0.02 per share fourth quarter common stock dividend, which was paid in January.

FelCor LP distributes funds to FelCor to pay common or preferred dividends. FelCor’s Board of Directors will determine the amount of any future common and preferred dividends based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements.

Reacquired Stock — We account for FelCor’s reacquisition of capital stock under a method that is consistent with Maryland law (Maryland is FelCor’s domicile), which does not contemplate treasury stock. Any capital stock reacquired for any purpose is recorded as a reduction of common stock (at $0.01 par value per share) and an increase in accumulated deficit.

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

Income Taxes — FelCor has elected to be treated as a REIT under Sections 856 to 860 of the Internal Revenue Code and, as such, is not subject to federal income tax, provided that it distributes all of its taxable income annually to its stockholders and complies with certain other requirements. FelCor LP is treated as a partnership for federal income tax purposes and, as such, is not subject to federal income taxes. However, both FelCor and FelCor LP may be subject to state, local and foreign income and franchise taxes in certain jurisdictions. We generally lease our hotels to wholly-owned taxable REIT subsidiaries, or TRSs, that are subject to federal, state and foreign income taxes. Through these lessees, we record room revenue, food and beverage revenue and other revenue related to the operations of our hotels. We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized.

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

3.	Investment in Hotels
Investment in hotels consisted of the following (in thousands):

	December 31,
	2013	2012
Building and improvements	$1,833,165	$1,962,164
Furniture, fixtures and equipment	482,628	488,237
Land	234,447	248,614
Construction in progress	32,828	24,847
	2,583,068	2,723,862
Accumulated depreciation	(929,801)	(929,298)
	$1,653,267	$1,794,564
In 2013, we retired fully depreciated furniture, fixtures and equipment aggregating approximately $43.0 million.
We invested $101.4 million and $121.5 million in additions and improvements to our consolidated hotels during the years ended December 31, 2013 and 2012, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Acquisitions

Royalton/Morgans

In May 2011, we acquired two midtown Manhattan hotels, Royalton and Morgans, with a total of 282 guest rooms. The following consolidated unaudited pro forma results of operations for the year ended December 31, 2011 assume these hotels were acquired on January 1, 2011. The pro forma information includes revenues, operating expenses, depreciation and amortization. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results of operations if the acquisition had been completed on the assumed date. The consolidated unaudited pro forma results of operations are as follows (in thousands, except per share/unit data):

Year Ended December 31,
(unaudited)
2011
Total revenues	$819,836
Net loss	$(132,087)
Earnings per share/unit - basic and diluted	$(1.45)

For the year ended December 31, 2011, our consolidated statements of operations included $20.4 million of revenues and $1.9 million of net income related to the operations of these hotels.

5.    Hotel Development

In December 2011, we acquired a 95% interest in a consolidated joint venture, which acquired the Knickerbocker Hotel in midtown Manhattan, New York, for $115 million. This is a non-operating property that we are developing into a hotel with 330 rooms, and we expect the opening of the hotel to be summer of 2014. In addition to the purchase price, the December 31, 2013 and 2012 book values include all subsequent development expenditures incurred through those respective dates.

Our Knickerbocker Hotel venture raised $45 million through the sale of 3.5% preferred equity under the EB-5 immigrant investor program. The venture received $40 million in proceeds in February 2014, and the remaining $5 million will be received as investors’ visas are approved by the government. We are using our 95% share of the proceeds to repay borrowings under our line of credit.

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

As part of our long-term strategic plan to enhance stockholder value and achieve or exceed targeted returns on invested capital, we sell and acquire hotels to improve our overall portfolio quality, enhance diversification and improve growth rates. In that regard, we regularly review each hotel in our portfolio in terms of projected performances, future capital expenditure requirements and market dynamics and concentration risk. Based on this analysis, we developed a plan to sell our interests in certain hotels (some of which are owned by unconsolidated joint ventures) that no longer meet our investment criteria. As a consequence, we shortened our estimated hold periods for these hotels, and we tested the consolidated hotels for impairment when they were approved as non-strategic hotels. When the hotels owned by unconsolidated joint ventures are designated by those ventures as non-strategic, the joint ventures will test for impairment based on the reduced estimated hold periods.

In 2011, we recorded impairment charges of $13.2 million related to consolidated non-strategic hotels ($4.3 million related to one hotel included in continuing operations and $8.9 million related to four hotels included in discontinued operations). The impairment charges related to four of the hotels were based on revised estimated fair market values obtained through the marketing process that were lower than the net book values for those hotels. The inputs used to determine the fair values of those hotels were classified as Level 2 under authoritative guidance for fair value measurements. The impairment charge related to the remaining hotel was primarily related to estimated selling costs.

In 2012, we recorded a $1.3 million impairment charge related to one hotel included in discontinued operations. The impairment charge related to this hotel was based on a third-party offer to purchase (a Level 2 input under authoritative guidance for fair value measurements) at a price below our previously estimated fair market value.

In 2013, we recorded a $28.8 million impairment charge ($24.4 million related to two hotels included in continuing operations and $4.4 million related to two hotels included in discontinued operations).

The $4.4 million impairment charge was primarily based on third-party offers to purchase (a Level 2 input under authoritative guidance for fair value measurements) at prices below our previously estimated fair market values for those properties. These are hotels we had identified as sale candidates in prior years, reducing their estimated hold period at that time.

As part of our strategic plan, we may identify hotels that no longer meet our investment criteria. We identified two additional such hotels, thereby significantly reducing their respective estimated hold periods, resulting in impairments on both hotels in 2013. A portion ($24.4 million) of 2013 impairment charges relates to these hotels and was determined using Level 3 inputs, as follows:

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Conversion Expenses
In the fourth quarter of 2012, we decided to convert eight Holiday Inn hotels to the Wyndham Hotels & Resorts brand and management effective March 1, 2013.  The expenses incurred related to converting these hotels have been classified as conversion expenses in the accompanying statements of operations. Expenses for the year ended December 31, 2012 included $30.7 million of accrued IHG termination fees, which were paid in the first quarter of 2013, while $1.1 million was incurred in 2013 for additional costs related to the conversion to the Wyndham brand.

8.    Discontinued Operations

Discontinued operations primarily include results of operations for one hotel designated as held for sale at December 31, 2013, five hotels sold in 2013, ten hotels sold in 2012, and eight hotels sold in 2011.

Results of operations for the hotels included in discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Hotel operating revenue	$33,849	$107,637	$179,649
Operating expenses(a)	(34,553)	(95,600)	(175,210)
Operating income (loss) from discontinued operations	(704)	12,037	4,439
Interest expense, net	(793)	(5,832)	(9,674)
Debt extinguishment	—	(2,767)	3,260
Gain (loss) on involuntary conversion	66	—	(15)
Gain on sale, net	19,441	54,459	4,714
Income from discontinued operations	$18,010	$57,897	$2,724

(a)	Includes impairment charges of $4.4 million, $1.3 million and $8.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

9.	Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 13 hotels at December 31, 2013 and December 31, 2012. We also owned 50% interests in entities that provide condominium management services and own real estate in Myrtle Beach, South Carolina. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Investment in Unconsolidated Entities — (continued)

The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	December 31,
	2013	2012
Investment in hotels, net of accumulated depreciation	$140,145	$155,888
Total assets	$155,848	$170,477
Debt	$146,358	$148,395
Total liabilities	$152,068	$154,139
Equity	$3,780	$16,338

Our unconsolidated entities’ debt at December 31, 2013, consisted entirely of non-recourse mortgage debt.

The following table sets forth summarized combined statement of operations information for our unconsolidated entities and a reconciliation of the net income (loss) attributable to FelCor and our equity in income (loss) from unconsolidated entities (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total revenues	$70,697	$67,725	$62,782
Net income (loss)	$12,892	$9,278	$(416)

Net income (loss) attributable to FelCor	$6,446	$4,639	$(208)
Depreciation of cost in excess of book value	(1,860)	(1,860)	(1,860)
Equity in income (loss) from unconsolidated entities	$4,586	$2,779	$(2,068)

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	December 31,
	2013	2012
Hotel-related investments	$(6,349)	$246
Cost in excess of book value of hotel investments	45,053	46,913
Land and condominium investments	8,239	7,923
	$46,943	$55,082

The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Year Ended December 31,
	2013	2012	2011
Hotel investments	$5,270	$3,434	$(1,348)
Other investments	(684)	(655)	(720)
Equity in income (loss) from unconsolidated entities	$4,586	$2,779	$(2,068)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt

Consolidated debt consisted of the following (in thousands):

	Encumbered Hotels	Interest Rate (%)		December 31,
			Maturity Date	2013	2012
Line of credit	9	LIBOR + 3.375	June 2016(a)	$88,000	$56,000
Hotel mortgage debt
Mortgage debt(b)	5	6.66	June - August 2014	63,337	65,431
Mortgage debt	1	5.81	July 2016	9,904	10,405
Mortgage debt(b)	4	4.95	October 2022	126,220	128,066
Mortgage debt	1	4.94	October 2022	31,714	32,176
Senior notes
Senior secured notes(c)	11	10.00	October 2014	229,190	223,586
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Other(d)	—	LIBOR + 1.25	May 2016	64,861	64,861
Total	46			$1,663,226	$1,630,525

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(c)
We originally issued $636 million (face amount) of these notes. After redemptions in 2011 and 2012, $234 million (face amount) of these notes were outstanding at December 31, 2013. These notes were initially sold at a discount that provided an effective yield of 12.875% before transaction costs.

(d)
This loan is related to our Knickerbocker Hotel development project and is fully secured by restricted cash and a mortgage. Because we were able to assume an existing loan when we purchased this hotel, we were not required to pay any local mortgage recording tax. This loan, which allows us to borrow up to $85 million, can be extended for one year subject to satisfying certain conditions.

In May 2012, we repaid $69.2 million in secured loans when we sold the hotels mortgaged to secure those loans.
In August 2012, we repaid a $24.9 million secured loan when we sold the hotel mortgaged to secure that loan.
In September 2012, we closed five mortgage loans thereby obtaining $160.8 million in aggregate gross proceeds. The 10‑year loans mature in 2022, bear an average fixed interest rate of 4.95% and are neither cross-collateralized nor cross-defaulting. A portion of the proceeds from the new loans was used to repay a 9.02% mortgage loan, of which $107 million was outstanding, that would otherwise mature in 2014. The repaid loan was secured by a pool of seven hotels, including four of the five hotels mortgaged to support the new loans. Also in September 2012, we repaid the remaining $60 million balance of a mortgage loan using excess proceeds from the new loans, as well as asset sale proceeds. This repaid loan, which would have otherwise matured in 2013, was secured by five properties, of which three became unencumbered (two of which were non-strategic). The repayments resulted in $11.6 million in debt extinguishment costs, primarily prepayment penalties.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt – (continued)
In December 2012, we issued $525.0 million aggregate principal amount of 5.625% senior secured notes due 2023, significantly reducing our cost of borrowing. We used the proceeds to redeem $258.0 million in aggregate face amount of 10% senior notes due 2014 and repay a $186.5 million mortgage loan that bore interest at 8.1% with the remaining proceeds used to repay a portion of the balance on our outstanding line of credit and to pay prepayment costs and other expenses. We incurred $62.1 million of debt extinguishment charges related to these transactions for prepayment premiums, and the write-off of a pro rata portion of the related debt discount on the senior notes and deferred loan costs.
In March 2011, we established a $225.0 million secured line of credit. At the same time, we repaid a $198.3 million secured loan and a $28.8 million secured loan with a combination of $52.1 million of cash on hand and funds drawn under our new line of credit (all of which was subsequently repaid). The repaid loans would have matured in 2013 and 2012 (including extensions), respectively, and were secured by mortgages on 11 hotels. In December 2012, we amended and restated our $225.0 million secured line of credit facility. The facility now matures in June 2017 (extended from August 2015), inclusive of a one-year extension option, subject to satisfaction of certain conditions. Borrowings under the facility bear interest at LIBOR (no floor) plus 3.375% (reduced from LIBOR plus 4.5%). The unused commitment fee decreased 10 basis points to 40 basis points. The facility is secured by mortgages and related security interests on nine hotels
In October 2011, we modified the term of a CMBS mortgage loan scheduled to mature in November 2011, extending its maturity for up to two years. The average interest rate on the modified loan was LIBOR plus 2.2% and was prepayable at any time, in whole or in part, with no penalty. In conjunction with the modification, we repaid $20.0 million of the principal balance, reducing the outstanding balance to $158 million at that time. This loan was repaid in September 2012.
In November 2012, we obtained an $85.0 million construction loan to finance the redevelopment of the Knickerbocker. The balance of the loan assumed when we acquired the Knickerbocker in December 2011 ($64.9 million) was repaid with an initial draw under the construction loan. At December 31, 2013, $64.9 million was outstanding under the construction loan, secured by cash collateral and a mortgage.
Our senior notes require that we satisfy total leverage, secured leverage and interest coverage thresholds in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to meet the REIT qualification test; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. These notes are guaranteed by us, and payment of our 10.00% notes are secured by a pledge of the limited partner interests in FelCor LP owned by FelCor. In addition, our senior notes are secured by a combination of first lien mortgages and related security interests and/or negative pledges on up to 26 hotels, and pledges of equity interests in certain subsidiaries of FelCor LP.
At December 31, 2013, we had consolidated secured debt totaling $1.7 billion, encumbering 46 of our consolidated hotels with a $1.6 billion aggregate net book value.  Except in the case of our Senior Notes, our mortgage debt is generally recourse solely to the specific assets securing the debt.  However, a violation of any of the recourse carve-out provisions, including fraud, misapplication of funds and other customary recourse carve-out provisions, could cause this debt to become fully recourse to us.  Much of our hotel mortgage debt allows us to substitute collateral under certain conditions and is prepayable subject (in some instances) to various prepayment, yield maintenance or defeasance obligations.

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
To fulfill requirements under certain loans, we owned interest rate caps with aggregate notional amounts of $202.4 million as of December 31, 2012.  These interest rate caps were not designated as hedges and had insignificant fair values at December 31, 2012, resulting in no significant net earnings impact. We did not have any interest rate caps outstanding as of December 31, 2013.
We reported $103.8 million, $121.6 million, and $126.0 million of interest expense for the years ended December 31, 2013, 2012, and 2011, respectively, which is net of: (i) interest income of $78,000, $138,000, and $234,000, and (ii) capitalized interest of $12.8 million, $12.9 million, and $2.2 million, respectively.
Future scheduled principal payments on debt obligations at December 31, 2013 are as follows (in thousands):

Year
2014	$300,045
2015	3,107
2016	164,322
2017	2,810
2018	2,954
Thereafter	1,194,702
1,667,940
Discount accretion over term	(4,714)
$1,663,226

11.    Fair Value of Financial Instruments

Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 2 input) and has an estimated fair value of $1.3 billion at December 31, 2013 and 2012; and (iii) our debt that is not publicly-traded is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $390.1 million and $369.6 million at December 31, 2013 and 2012, respectively. The estimated fair value of all our debt was $1.7 billion at December 31, 2013 and 2012 (with a carrying value of $1.7 billion and $1.6 billion at December 31, 2013 and 2012, respectively).

Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2013. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The following table reconciles our TRSs’ GAAP net income (loss) to taxable income (loss) (in thousands):

	Year Ended December 31,
	2013	2012	2011
GAAP consolidated net loss attributable to FelCor LP	$(62,001)	$(128,849)	$(130,543)
Loss allocated to FelCor LP unitholders	497	842	689
GAAP consolidated net loss attributable to FelCor	(61,504)	(128,007)	(129,854)
GAAP net loss from REIT operations	62,513	125,088	127,709
GAAP net income (loss) of taxable subsidiaries	1,009	(2,919)	(2,145)
Impairment loss not deductible for tax	—	—	946
Gain/loss differences from dispositions	—	(407)	(7,841)
Depreciation and amortization(a)	1,646	404	1,389
Employee benefits not deductible for tax	3,914	363	(1,578)
Management fee recognition	(1,245)	(1,715)	(1,717)
Foreign exchange	—	12,907	—
Capitalized TRS start-up costs	4,981	—	—
Other book/tax differences	2,754	4,884	(552)
Tax income (loss) of taxable subsidiaries before utilization of net operating losses	13,059	13,517	(11,498)
Utilization of net operating loss	(13,059)	(13,517)	—
Net tax loss of taxable subsidiaries	—	$—	$(11,498)

(a)	The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes — (continued)

Our TRS had a deferred tax asset, on which we had a 100% valuation allowance, primarily comprised of the following (in thousands):

	December 31,
	2013	2012
Accumulated net operating losses of TRS	$119,355	$124,318
Tax property basis in excess of book	1,017	869
Accrued employee benefits not deductible for tax	3,477	2,291
Management fee recognition	464	932
Foreign exchange	4,905	4,905
Capitalized TRS start-up costs	1,893	—
Other	701	914
Gross deferred tax asset	131,812	134,229
Valuation allowance	(131,812)	(134,229)
Deferred tax asset after valuation allowance	$—	$—

We have provided a valuation allowance against our deferred tax asset at December 31, 2013 and 2012, that results in no net deferred tax asset at December 31, 2013 and 2012 due to the uncertainty of realization (because of historical operating losses). Accordingly, no provision or benefit for income taxes is reflected in the accompanying consolidated statements of operations. At December 31, 2013, our TRS had net operating loss carryforwards for federal income tax purposes of $314.2 million, which are available to offset future taxable income, if any, and do not begin to expire until 2022.

The following table reconciles REIT GAAP net loss to taxable loss (in thousands):

	Year Ended December 31,
	2013	2012	2011
GAAP net loss from REIT operations	$(62,513)	$(125,088)	$(127,709)
Book/tax differences, net:
Depreciation and amortization(a)	2,173	2,084	6,183
Noncontrolling interests	(4,017)	4,112	4,149
Gain/loss differences from dispositions	(2,032)	(30,747)	(30,502)
Impairment loss not deductible for tax	28,795	1,335	12,303
Conversion costs	(2,099)	31,197	—
Other	8,453	(9,226)	(1,974)
Tax loss(b)	$(31,240)	$(126,333)	$(137,550)

(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.

(b)	The dividend distribution requirement is 90% of any taxable income.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes — (continued)

At December 31, 2013, FelCor had net operating loss carryforwards for federal income tax purposes of $499.4 million, which it expects to use to offset future distribution requirements.

For income tax purposes, dividends paid consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends paid per share were characterized as follows:

	2013			2012			2011
	Amount		%	Amount		%	Amount		%
Preferred Stock – Series A
Dividend income	$—		—	$—		—	$—		—
Return of capital	1.95	(c)	100.00	5.3625	(b)	100.00	1.95	(a)	100.00
	$1.95		100.00	$5.3625		100.00	$1.95		100.00
Preferred Stock – Series C
Dividend income	$—		—	$—		—	$—		—
Return of capital	2.00	(c)	100.00	5.50	(b)	100.00	2.00	(a)	100.00
	$2.00		100.00	$5.50		100.00	$2.00		100.00

(a)	Fourth quarter 2010 preferred distributions were paid January 31, 2011, and were treated as 2011 distributions for tax purposes.

(b)	Fourth quarter 2011 preferred distributions were paid January 31, 2012, and were treated as 2012 distributions for tax purposes.

(c)	Fourth quarter 2012 preferred distributions were paid January 31, 2013, and were treated as 2013 distributions for tax purposes.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    FelCor Capital Stock/FelCor LP Partners' Capital — (continued)

Our 8% Series C Cumulative Redeemable preferred stock (or units), or Series C preferred stock (or units), bears an annual cumulative dividend (or distribution) of 8% of the liquidation preference (equivalent to $2.00 per depositary share (or unit)). We may call the Series C preferred stock (or units) and the corresponding depositary shares (or units) at $25 per depositary share (or unit). These shares (or units) have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any of our other securities. The Series C preferred stock (or units) has a liquidation preference of $2,500 per share (or unit) (equivalent to $25.00 per depositary share, or unit).

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

In May 2011, FelCor LP issued 367,647 limited partnership units at $6.80 per unit. At December 31, 2013, we carried these units at $3.0 million and the remaining 249,895 outstanding limited partnership units were carried at $2.0 million. The current value of the outstanding units is based on the closing price of FelCor’s common stock at December 31, 2013 ($8.16/share).

Changes in redeemable noncontrolling interests (or redeemable units) are shown below (in thousands):

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$2,902	$3,026
Conversion of units	(23)	(45)
Forfeiture of units	—	(15)
Redemption value allocation	2,663	776
Comprehensive loss:
Foreign exchange translation	(6)	2
Net loss	(497)	(842)
Balance at end of period	$5,039	$2,902

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Hotel Operating Revenue, Departmental Expenses and Other Property Related Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Room revenue	$692,016	$667,708	$623,308
Food and beverage revenue	151,233	142,962	133,231
Other operating departments	46,757	48,271	49,002
Total hotel operating revenue	$890,006	$858,941	$805,541

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

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Room	$184,840	$179,602	$168,546
Food and beverage	120,287	114,815	106,131
Other operating departments	21,954	21,682	22,583
Total hotel departmental expenses	$327,081	$316,099	$297,260

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Hotel general and administrative expense	$80,715	$78,280	$73,903
Marketing	74,770	72,342	66,684
Repair and maintenance	45,057	44,319	41,573
Utilities	37,573	36,988	38,819
Total other property operating costs	$238,115	$231,929	$220,979

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Hotel Operating Revenue, Departmental Expenses and Other Property Related Operating Costs — (continued)

In March 2013, we rebranded and transitioned management at eight core Holiday Inn hotels located in strategic markets to Wyndham brands. Wyndham's parent guaranteed a minimum level of net operating income for each year of the initial 10-year term, subject to an aggregate $100 million limit over the term and an annual $21.5 million limit. Amounts recorded under the guaranty will be accounted for, to the extent available, as a reduction in contractual management and other fees paid and payable to Wyndham. Any amounts in excess of those fees will be recorded as revenue when earned. For March through December 2013 (the first ten months during which Wyndham managed the hotels for FelCor), we have recorded an $8 million guaranty as a reduction of Wyndham's contractual management and other fees.

16.	Taxes, Insurance and Lease Expenses

Taxes, insurance and lease expenses from continuing operations were comprised of the following
(in thousands):

	Year Ended December 31,
	2013	2012	2011
Hotel lease expense(a)	$44,087	$41,342	$38,759
Land lease expense(b)	11,062	11,158	10,582
Real estate and other taxes	30,977	29,974	26,454
Property insurance, general liability insurance and other	10,068	9,692	7,332
Total taxes, insurance and lease expense	$96,194	$92,166	$83,127

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities, and is partially (generally 49%) offset through noncontrolling interests in other partnerships. Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities. Hotel lease expense includes percentage rent of $22.2 million, $19.6 million and $17.3 million for the year ended December 31, 2013, 2012, and 2011, respectively.

(b)	Land lease expense includes percentage rent of $5.4 million, $5.5 million and $4.7 million for the year ended December 31, 2013, 2012, and 2011, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Land Leases and Hotel Rent

We lease land occupied by certain hotels from third parties under various operating leases that expire through 2101. Certain land leases contain contingent rent features based on gross revenue at the respective hotels. In addition, we recognize rent expense for 12 hotels that are owned by unconsolidated entities and are leased to our consolidated lessees. These leases require the payment of base rents and contingent rent based on revenues at the respective hotels. Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2013, were as follows (in thousands):

Year
2014	$23,001
2015	20,943
2016	17,856
2017	7,928
2018	5,577
2019 and thereafter	265,632
$340,937

18.    Loss Per Share/Unit

The following tables set forth the computation of basic and diluted loss per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net loss attributable to FelCor	$(61,504)	$(128,007)	$(129,854)
Discontinued operations attributable to FelCor	(16,963)	(57,515)	(2,673)
Loss from continuing operations attributable to FelCor	(78,467)	(185,522)	(132,527)
Less: Preferred dividends	(38,713)	(38,713)	(38,713)
Loss from continuing operations attributable to FelCor common stockholders	(117,180)	(224,235)	(171,240)
Discontinued operations attributable to FelCor	16,963	57,515	2,673
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(100,217)	$(166,720)	$(168,567)
Denominator:
Denominator for basic and diluted loss per share	123,818	123,634	117,068
Basic and diluted loss per share data:
Loss from continuing operations	$(0.95)	$(1.81)	$(1.46)
Discontinued operations	$0.14	$0.47	$0.02
Net loss	$(0.81)	$(1.35)	$(1.44)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Loss Per Share/Unit — (continued)

FelCor LP Loss Per Unit

The following table sets forth the computation of basic and diluted loss per unit (in thousands, except per unit data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net loss attributable to FelCor LP	$(62,001)	$(128,849)	$(130,543)
Discontinued operations attributable to FelCor LP	(17,047)	(57,804)	(2,674)
Loss from continuing operations attributable to FelCor LP	(79,048)	(186,653)	(133,217)
Less: Preferred distributions	(38,713)	(38,713)	(38,713)
Loss from continuing operations attributable to FelCor LP common unitholders	(117,761)	(225,366)	(171,930)
Discontinued operations attributable to FelCor LP	17,047	57,804	2,674
Numerator for basic and diluted loss attributable to FelCor LP common unitholders	$(100,714)	$(167,562)	$(169,256)
Denominator:
Denominator for basic and diluted loss per unit	124,437	124,262	117,567
Basic and diluted loss per unit data:
Loss from continuing operations	$(0.95)	$(1.81)	$(1.46)
Discontinued operations	$0.14	$0.47	$0.02
Net loss	$(0.81)	$(1.35)	$(1.44)

Securities that could potentially dilute basic loss per share/unit in the future that were not included in the computation of diluted loss per share/unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	Year Ended December 31,
	2013	2012	2011
Series A convertible preferred shares/units	9,985	9,985	9,985
FelCor restricted stock units	547	—	—

Series A preferred dividends (or distributions) that would be excluded from net income (loss) available to FelCor common stockholders (or FelCor LP common unitholders), if the Series A preferred shares/units were dilutive, were $25.1 million for all periods presented.

In February 2013, our executive officers were granted restricted stock units providing them with the potential to earn up to 1,250,000 common shares. The potential impact of these restricted stock units on our earnings per share, had they been dilutive, was calculated using the treasury stock method.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Commitments, Contingencies and Related Party Transactions

Our property insurance has a $100,000 “all-risk” deductible and, a 5% deductible (insured value) for named windstorm coverage and for California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 47 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

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

Our hotels are operated under various management agreements that call for minimum base management fees, which generally range from 1 – 3% of total revenue, with the exception of our IHG-managed hotels, whose base management fees are 2% of total revenue plus 5% of room revenue. Most of our management agreements also allow for incentive management fees that are subordinated to our return on investment and are generally capped at 2 to 3% of total revenue.  In addition, the management agreements generally require us to invest approximately 3 to 5% of revenues for capital expenditures.  The management agreements have terms from 5 to 20 years and generally have renewal options.

The management agreements governing the operations of 27 of our Consolidated Hotels contain the right and license to operate the hotel under the specified brands. The remaining 32 Consolidated Hotels operate under franchise or license agreements that are separate from our management agreements. Typically, our franchise or license agreements provide for a license fee or royalty of 4% to 5% of room revenues. In the event we breach one of these agreements, in addition to losing the right to use the brand name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Supplemental Cash Flow Disclosure
In 2013, 2012 and 2011, we allocated $23,000, $44,500 and $97,000 respectively, of noncontrolling interests to additional paid-in capital with regard to the exchange of 3,839, 11,473 and 15,947 units, respectively, for common stock. In addition, in 2012, we received 3,571 units as payment for amounts owed to us by a unit holder.
Depreciation and amortization expense is comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Depreciation and amortization from continuing operations	$119,624	$116,384	$110,498
Depreciation and amortization from discontinued operations	4,923	13,102	28,394
Total depreciation and amortization expense	$124,547	$129,486	$138,892
For the year ended December 31, 2013, our repayment of borrowings consisted of payments on our line of credit of $132.0 million and normal recurring principal payments of $4.9 million.
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

For the years ended December 31, 2013, 2012, and 2011, the changes in accrued expenses and other liabilities related to investment in hotels and hotel development were an increase of $11.0 million, a decrease of $3.1 million, and an increase of $6.1 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    FelCor Stock Based Compensation Plans

FelCor sponsors one restricted stock and stock option plan, or the Plan. FelCor is authorized to issue up to 6,000,000 shares of common stock under the Plan pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. Stock grants vest either over three to five years in equal annual installments or over a four year schedule, subject to time-based and performance-based vesting. There were 2,073,587 shares available for grant under the Plan at December 31, 2013.

FelCor Restricted Stock and Restricted Stock Units

A summary of the status of FelCor’s restricted stock and restricted stock unit grants as of December 31, 2013, 2012 and 2011, and the changes during these years is presented below:

	2013		2012		2011
	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant
Outstanding at beginning of the year	4,239,825	$10.45	4,290,318	$10.58	4,200,089	$10.69
Granted:
With immediate vesting(a)	—	$—	—	$—	95,000	$5.85
With 5-year pro rata vesting	15,000	$6.13	10,000	$4.40	—	$—
With up to 4-year pro rata vesting	1,250,000	$4.09	—	$—	—	$—
Forfeited	—		(60,493)	$18.60	(4,771)	$12.20
Outstanding at end of year	5,504,825	$9.00	4,239,825	$10.45	4,290,318	$10.58
Vested at end of year	(4,234,825)	$10.46	(3,936,492)	$10.97	(3,632,564)	$11.54
Unvested at end of year	1,270,000	$4.12	303,333	$3.71	657,754	$5.30

(a)	Shares awarded to directors.

The unearned compensation cost of FelCor’s granted but unvested restricted stock and units as of December 31, 2013 was $2.6 million. The weighted average period over which this cost is to be amortized is approximately one year.

In February 2013, our executive officers were granted restricted stock units providing them with the potential to earn up to 1,250,000 common shares, collectively, vesting in three increments over four years, based on total stockholder return relative to a group of 10 lodging REIT peers. The fixed cost of these grants is amortized over the vesting period. The February 2013 grant also provides that to the extent any of these executive officers earn more than 250,000 shares upon vesting of this grant, the excess is settled in cash. To the extent there is excess likely to settle in cash, these awards are accounted for as liability awards, the fair value of which is remeasured at the end of each reporting period. The liability accrued for these awards as of December 31, 2013 was $1.0 million. Fair estimates are based on a Monte Carlo simulation.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Employee Benefits

FelCor offers a 401(k) retirement savings plan and health insurance benefits to its employees. FelCor’s matching contribution to its 401(k) plan totaled $943,000 during 2013, $956,000 during 2012 and $1.0 million for 2011. Health insurance benefits cost $1.1 million for fiscal years ended December 31, 2013, 2012 and 2011.

FelCor LP has no employees, and FelCor, as FelCor LP’s sole general partner, performs FelCor LP’s management functions.

The employees at our hotels are employees of the respective management companies. Under the management agreements, we reimburse the management companies for the compensation and benefits related to the employees who work at our hotels. We are not, however, the sponsors of their employee benefit plans.

23.    Segment Information

We have determined that our business is conducted in one operating segment because of the similar economic characteristics of our hotels.

The following table sets forth revenues from continuing operations and investment in hotel assets represented by the following geographical areas (in thousands):

	Revenue For the Year Ended December 31,			Investment in Hotel Assets as of December 31,
	2013	2012	2011	2013	2012	2011
California	$257,418	$241,892	$224,117	$468,033	$480,982	$496,426
Florida	124,142	119,841	112,854	244,104	264,248	318,430
Texas	78,287	75,906	73,014	95,910	104,641	128,749
Georgia	35,977	35,408	34,012	44,585	100,541	105,526
Other states	382,926	374,168	348,893	786,227	827,366	886,127
Canada	14,686	14,911	15,600	14,408	16,786	18,537
Total	$893,436	$862,126	$808,490	$1,653,267	$1,794,564	$1,953,795

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Quarterly Operating Results (unaudited)

Our unaudited consolidated quarterly operating data for the years ended December 31, 2013 and 2012 follows (in thousands, except per share/unit data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. The quarterly results reflect properties no longer owned as discontinued operations for all periods presented. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in stockholders’ equity (or partners’ capital) and cash flows for a period of several years.
FelCor

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$208,937	$239,856	$230,429	$214,214
Loss from continuing operations	$(27,458)	$(28,915)	$(8,158)	$(19,262)
Discontinued operations	$853	$6,120	$11,947	$(910)
Net income (loss) attributable to FelCor	$(26,185)	$(18,683)	$3,230	$(19,866)
Net loss attributable to FelCor common stockholders	$(35,863)	$(28,361)	$(6,448)	$(29,545)
Comprehensive income (loss) attributable to FelCor	$(26,540)	$(19,247)	$3,557	$(20,376)
Basic and diluted per common share data:
Net loss from continuing operations	$(0.30)	$(0.28)	$(0.14)	$(0.23)
Discontinued operations	$0.01	$0.05	$0.09	$(0.01)
Net loss	$(0.29)	$(0.23)	$(0.05)	$(0.24)
Basic weighted average common shares outstanding	123,814	123,814	123,817	123,827
Diluted weighted average common shares outstanding	123,814	123,814	123,817	123,827

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$196,376	$232,464	$222,326	$210,960
Loss from continuing operations	$(33,027)	$(5,582)	$(27,595)	$(121,107)
Discontinued operations	$4,166	$17,610	$8,040	$28,081
Net income (loss) attributable to FelCor	$(28,463)	$11,869	$(19,025)	$(92,388)
Net income (loss) attributable to FelCor common stockholders	$(38,141)	$2,191	$(28,703)	$(102,067)
Comprehensive income (loss) attributable to FelCor	$(28,157)	$11,554	$(18,526)	$(92,577)
Basic and diluted per common share data:
Net loss from continuing operations	$(0.34)	$(0.12)	$(0.30)	$(1.05)
Discontinued operations	$0.03	$0.14	$0.06	$0.23
Net income (loss)	$(0.31)	$0.02	$(0.23)	$(0.83)
Basic weighted average common shares outstanding	123,665	123,638	123,640	123,635
Diluted weighted average common shares outstanding	123,665	123,638	123,640	123,635

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Quarterly Operating Results (unaudited) – (continued)

FelCor LP

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$208,937	$239,856	$230,429	$214,214
Loss from continuing operations	$(27,458)	$(28,915)	$(8,158)	$(19,262)
Discontinued operations	$853	$6,120	$11,947	$(910)
Net income (loss) attributable to FelCor LP	$(26,365)	$(18,823)	$3,198	$(20,011)
Net loss attributable to FelCor LP common unitholders	$(36,043)	$(28,501)	$(6,480)	$(29,690)
Comprehensive income (loss) attributable to FelCor LP	$(26,722)	$(19,390)	$3,527	$(20,524)
Basic and diluted per common unit data:
Net loss from continuing operations	$(0.30)	$(0.28)	$(0.14)	$(0.23)
Discontinued operations	$0.01	$0.05	$0.09	$(0.01)
Net loss	$(0.29)	$(0.23)	$(0.05)	$(0.24)
Basic weighted average common units outstanding	124,435	124,435	124,435	124,444
Diluted weighted average common units outstanding	124,435	124,435	124,435	124,444

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$196,376	$232,464	$222,326	$210,960
Loss from continuing operations	$(33,027)	$(5,582)	$(27,595)	$(121,107)
Discontinued operations	$4,166	$17,610	$8,040	$28,081
Net income (loss) attributable to FelCor LP	$(28,659)	$11,880	$(19,169)	$(92,901)
Net income (loss) attributable to FelCor LP common unitholders	$(38,337)	$2,202	$(28,847)	$(102,580)
Comprehensive income (loss) attributable to FelCor LP	$(28,351)	$11,563	$(18,667)	$(93,091)
Basic and diluted per common unit data:
Net loss from continuing operations	$(0.34)	$(0.12)	$(0.30)	$(1.05)
Discontinued operations	$0.03	$0.14	$0.06	$0.23
Net income (loss)	$(0.31)	$0.02	$(0.23)	$(0.83)
Basic weighted average common units outstanding	124,301	124,266	124,266	124,257
Diluted weighted average common units outstanding	124,301	124,266	124,266	124,257

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

In the third quarter of 2013, we revised FelCor LP’s Consolidating Financial Information related to (1) the presentation of intercompany notes between a Subsidiary Guarantor, a Non-Guarantor Subsidiary, and FelCor LP and (2) the presentation of accumulated other comprehensive income and the related foreign currency translation adjustment. Certain intercompany notes owed by a Subsidiary Guarantor to one of the Non-Guarantor Subsidiaries were historically included within equity as a component of common units. These amounts have been reclassified to properly reflect the notes as intercompany debt in the consolidating balance sheet of the Subsidiary Guarantor and as other assets in the consolidating balance sheet of the Non-Guarantor Subsidiary. Additionally, FelCor LP had historically presented the accumulated other comprehensive income related to its subsidiaries within common units of FelCor LP. These amounts were reclassified to properly state accumulated other comprehensive income as a separate component of FelCor LP’s equity in the consolidating balance sheet. Similarly, the related foreign currency translation adjustment was added as a foreign currency translation adjustment to FelCor LP in the consolidating statement of comprehensive income.

The quantitative impacts of this revision on the condensed consolidating financial information as of December 31, 2012 and for the years ended December 31, 2012 and 2011 are described in Note 11 to Felcor's September 30, 2013 Form 10-Q. Management evaluated the impact of the above corrections on all previously issued condensed consolidating financial statements and concluded the impact was not material.

The following tables present consolidating information for the Subsidiary Guarantors.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATING BALANCE SHEET
December 31, 2013
(in thousands

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$48,971	$1,053,724	$550,572	$—	$1,653,267
Hotel development	—	—	216,747	—	216,747
Equity investment in consolidated entities	1,508,593	—	—	(1,508,593)	—
Investment in unconsolidated entities	34,090	11,497	1,356	—	46,943
Hotel held for sale	—	—	16,319	—	16,319
Cash and cash equivalents	5,227	33,283	7,135	—	45,645
Restricted cash	—	9,051	68,176	—	77,227
Accounts receivable, net	516	34,366	865	—	35,747
Deferred expenses, net	20,540	—	8,785	—	29,325
Other assets	6,248	10,767	17,998	(11,953)	23,060
Total assets	$1,624,185	$1,152,688	$887,953	$(1,520,546)	$2,144,280

Debt, net	$1,279,190	$11,953	$464,036	$(91,953)	$1,663,226
Distributions payable	11,047	—	—	—	11,047
Accrued expenses and other liabilities	37,980	96,494	16,264	—	150,738

Total liabilities	1,328,217	108,447	480,300	(91,953)	1,825,011

Redeemable units, at redemption value	5,039	—	—	—	5,039

Preferred units	478,774	—	—	—	478,774
Common units	(212,888)	1,039,903	363,647	(1,403,550)	(212,888)
Accumulated other comprehensive income	25,043	4,569	20,474	(25,043)	25,043
Total FelCor LP partners’ capital	290,929	1,044,472	384,121	(1,428,593)	290,929
Noncontrolling interests	—	(231)	23,532	—	23,301
Total partners’ capital	290,929	1,044,241	407,653	(1,428,593)	314,230
Total liabilities and partners’ capital	$1,624,185	$1,152,688	$887,953	$(1,520,546)	$2,144,280

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)

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

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$890,006	$—	$—	$890,006
Percentage lease revenue	5,041	—	62,903	(67,944)	—
Other revenue	9	2,976	445	—	3,430
Total revenue	5,050	892,982	63,348	(67,944)	893,436

Expenses:
Hotel operating expenses	—	600,931	—	—	600,931
Taxes, insurance and lease expense	2,078	148,932	13,128	(67,944)	96,194
Corporate expenses	553	17,966	8,477	—	26,996
Depreciation and amortization	4,438	71,898	43,288	—	119,624
Impairment loss	14,294	—	10,147	—	24,441
Conversion expenses	23	666	445	—	1,134
Other expenses	3,179	3,166	2,404	—	8,749
Total operating expenses	24,565	843,559	77,889	(67,944)	878,069
Operating income	(19,515)	49,423	(14,541)	—	15,367
Interest expense, net	(84,206)	(1,270)	(18,311)	—	(103,787)
Gain on involuntary conversion, net	—	—	41	—	41
Loss before equity in income from unconsolidated entities	(103,721)	48,153	(32,811)	—	(88,379)
Equity in income from consolidated entities	40,276	—	—	(40,276)	—
Equity in income from unconsolidated entities	4,183	449	(46)	—	4,586
Loss from continuing operations	(59,262)	48,602	(32,857)	(40,276)	(83,793)
Income from discontinued operations	(2,739)	1,842	18,907	—	18,010
Net loss	(62,001)	50,444	(13,950)	(40,276)	(65,783)
Loss attributable to noncontrolling interests	—	788	2,994	—	3,782
Net loss attributable to FelCor LP	(62,001)	51,232	(10,956)	(40,276)	(62,001)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss attributable to FelCor LP common unitholders	$(100,714)	$51,232	$(10,956)	$(40,276)	$(100,714)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$858,941	$—	$—	$858,941
Percentage lease revenue	5,160	—	71,858	(77,018)	—
Other revenue	21	2,752	412	—	3,185
Total revenue	5,181	861,693	72,270	(77,018)	862,126

Expenses:
Hotel operating expenses	—	587,813	—	—	587,813
Taxes, insurance and lease expense	1,424	153,444	14,316	(77,018)	92,166
Corporate expenses	533	17,015	8,580	—	26,128
Depreciation and amortization	4,778	63,533	48,073	—	116,384
Conversion expenses	487	14,210	16,500	—	31,197
Other expenses	685	3,375	566	—	4,626
Total operating expenses	7,907	839,390	88,035	(77,018)	858,314
Operating income	(2,726)	22,303	(15,765)	—	3,812
Interest expense, net	(86,617)	(16,052)	(18,883)	—	(121,552)
Debt extinguishment	(55,056)	(6,395)	(10,899)	—	(72,350)
Loss before equity in income from unconsolidated entities	(144,399)	(144)	(45,547)	—	(190,090)
Equity in income from consolidated entities	13,038	—	—	(13,038)	—
Equity in income from unconsolidated entities	2,589	236	(46)	—	2,779
Loss from continuing operations	(128,772)	92	(45,593)	(13,038)	(187,311)
Income from discontinued operations	(77)	(9,745)	67,719	—	57,897
Net loss	(128,849)	(9,653)	22,126	(13,038)	(129,414)
Loss attributable to noncontrolling interests	—	779	(214)	—	565
Net loss attributable to FelCor LP	(128,849)	(8,874)	21,912	(13,038)	(128,849)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss attributable to FelCor LP common unitholders	$(167,562)	$(8,874)	$21,912	$(13,038)	$(167,562)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$805,541	$—	$—	$805,541
Percentage lease revenue	4,787	—	62,569	(67,356)	—
Other revenue	10	2,593	346	—	2,949
Total revenue	4,797	808,134	62,915	(67,356)	808,490
Expenses:
Hotel operating expenses	—	555,615	—	—	555,615
Taxes, insurance and lease expense	1,593	135,131	13,759	(67,356)	83,127
Corporate expenses	291	17,719	11,070	—	29,080
Depreciation and amortization	4,590	59,044	46,864	—	110,498
Impairment loss	—	4,315	—	—	4,315
Other expenses	122	3,674	221	—	4,017
Total operating expenses	6,596	775,498	71,914	(67,356)	786,652
Operating income	(1,799)	32,636	(8,999)	—	21,838
Interest expense, net	(90,543)	(17,517)	(17,984)	—	(126,044)
Debt extinguishment	(27,354)	(16)	(270)	—	(27,640)
Gain on involuntary conversion, net	(21)	316	—	—	295
Loss before equity in loss from unconsolidated entities	(119,717)	15,419	(27,253)	—	(131,551)
Equity in loss from consolidated entities	(10,099)	—	—	10,099	—
Equity in loss from unconsolidated entities	(1,590)	(432)	(46)	—	(2,068)
Loss from continuing operations	(131,406)	14,987	(27,299)	10,099	(133,619)
Income from discontinued operations	863	(18,919)	20,780	—	2,724
Net loss	(130,543)	(3,932)	(6,519)	10,099	(130,895)
Loss attributable to noncontrolling interests	—	367	(15)	—	352
Net loss attributable to FelCor LP	(130,543)	(3,565)	(6,534)	10,099	(130,543)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss attributable to FelCor LP common unitholders	$(169,256)	$(3,565)	$(6,534)	$10,099	$(169,256)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(62,001)	$50,444	$(13,950)	$(40,276)	$(65,783)
Foreign currency translation adjustment	(1,108)	(213)	(895)	1,108	(1,108)
Comprehensive loss	(63,109)	50,231	(14,845)	(39,168)	(66,891)
Comprehensive loss attributable to noncontrolling interests	—	788	2,994	—	3,782
Comprehensive loss attributable to FelCor LP	$(63,109)	$51,019	$(11,851)	$(39,168)	$(63,109)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(128,849)	$(9,653)	$22,126	$(13,038)	$(129,414)
Foreign currency translation adjustment	303	16	287	(303)	303
Comprehensive loss	(128,546)	(9,637)	22,413	(13,341)	(129,111)
Comprehensive loss attributable to noncontrolling interests	—	779	(214)	—	565
Comprehensive loss attributable to FelCor LP	$(128,546)	$(8,858)	$22,199	$(13,341)	$(128,546)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(130,543)	$(3,932)	$(6,519)	$10,099	$(130,895)
Foreign currency translation adjustment	(726)	45	(771)	726	(726)
Comprehensive loss	(131,269)	(3,887)	(7,290)	10,825	(131,621)
Comprehensive loss attributable to noncontrolling interests	—	367	(15)	—	352
Comprehensive loss attributable to FelCor LP	$(131,269)	$(3,520)	$(7,305)	$10,825	$(131,269)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    FelCor LP's Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(55,959)	$114,777	$9,643	$—	$68,461
Investing activities:
Improvements and additions to hotels	2,383	(61,239)	(42,501)	—	(101,357)
Hotel development	—	—	(60,553)	—	(60,553)
Net proceeds from asset dispositions	9,650	17,750	71,420	—	98,820
Distributions from unconsolidated entities	8,159	1,625	—	—	9,784
Contributions to unconsolidated entities	—	(1,500)	—	—	(1,500)
Intercompany financing	73,730	—	—	(73,730)	—
Other	—	239	699	—	938
Cash flows from investing activities	93,922	(43,125)	(30,935)	(73,730)	(53,868)
Financing activities:
Proceeds from borrowings	—	—	164,000	—	164,000
Repayment of borrowings	—	—	(136,902)	—	(136,902)
Distributions paid to preferred unitholders	(38,713)	—	—	—	(38,713)
Intercompany financing	—	(69,561)	(4,169)	73,730	—
Other	(2,335)	832	(1,510)	—	(3,013)
Cash flows from financing activities	(41,048)	(68,729)	21,419	73,730	(14,628)
Effect of exchange rate changes on cash	—	(65)	—	—	(65)
Change in cash and cash equivalents	(3,085)	2,858	127	—	(100)
Cash and cash equivalents at beginning of period	8,312	30,425	7,008	—	45,745
Cash and cash equivalents at end of period	$5,227	$33,283	$7,135	$—	$45,645

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    FelCor LP's Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(82,558)	$69,045	$60,822	$—	$47,309
Investing activities:
Improvements and additions to hotels	(7,760)	(79,696)	(34,019)	—	(121,475)
Hotel development	—	—	(24,849)	—	(24,849)
Net proceeds from asset dispositions	(14)	4,236	193,391	—	197,613
Distributions from unconsolidated entities	12,914	625	—	—	13,539
Intercompany financing	(49,051)	—	—	49,051	—
Other	—	5,285	1,028	—	6,313
Cash flows from investing activities	(43,911)	(69,550)	135,551	49,051	71,141
Financing activities:
Proceeds from borrowings	525,000	—	473,611	—	998,611
Repayment of borrowings	(299,542)	(208,027)	(535,796)	—	(1,043,365)
Payment of deferred financing costs	(7,719)	(26)	(10,125)	—	(17,870)
Distributions paid to preferred unitholders	(106,461)	—	—	—	(106,461)
Intercompany financing	—	169,919	(120,868)	(49,051)	—
Other	—	2,001	559	—	2,560
Cash flows from financing activities	111,278	(36,133)	(192,619)	(49,051)	(166,525)
Effect of exchange rate changes on cash	—	62	—	—	62
Change in cash and cash equivalents	(15,191)	(36,576)	3,754	—	(48,013)
Cash and cash equivalents at beginning of period	23,503	67,001	3,254	—	93,758
Cash and cash equivalents at end of period	$8,312	$30,425	$7,008	$—	$45,745

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP's Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(84,572)	$66,994	$63,443	$—	$45,865
Investing activities:
Acquisition of hotels	—	(137,985)	—	—	(137,985)
Improvements and additions to hotels	(3,810)	(45,005)	(40,227)	—	(89,042)
Hotel development	—	—	(119,611)	—	(119,611)
Net proceeds from asset dispositions	14,132	22,258	96,384	—	132,774
Intercompany financing	(458,506)	—	—	458,506	—
Other	1,488	(3,171)	3,127	—	1,444
Cash flows from investing activities	(446,696)	(163,903)	(60,327)	458,506	(212,420)
Financing activities:
Proceeds from borrowings	525,000	—	562,285	—	1,087,285
Repayment of borrowings	(233,761)	(1,517)	(900,544)	—	(1,135,822)
Payment of deferred financing costs	(14,081)	(10)	(6,142)	—	(20,233)
Distributions paid to preferred unitholders	(38,713)	—	—	—	(38,713)
Net proceeds from common unit issuance	158,476	—	—	—	158,476
Contributions from noncontrolling interests	—	425	6,542	—	6,967
Intercompany financing	—	122,484	336,022	(458,506)	—
Other	2,500	(1,053)	—	—	1,447
Cash flows from financing activities	399,421	120,329	(1,837)	(458,506)	59,407
Effect of exchange rate changes on cash	—	(66)	—	—	(66)
Change in cash and cash equivalents	(131,847)	23,354	1,279	—	(107,214)
Cash and cash equivalents at beginning of period	155,350	43,647	1,975	—	200,972
Cash and cash equivalents at end of period	$23,503	$67,001	$3,254	$—	$93,758

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
as of December 31, 2013
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Birmingham, AL (a)	$23,918	$2,843	$29,286	$—	$4,536	$2,843	$33,822	$36,665	$14,543	1987	1/3/1996	15 - 40 Yrs
Phoenix - Biltmore, AZ (a)	17,254	4,694	38,998	—	4,338	4,694	43,336	48,030	18,809	1985	1/3/1996	15 - 40 Yrs
Dana Point – Doheny Beach, CA (c)	8,096	1,787	15,545	—	6,387	1,787	21,932	23,719	8,143	1992	2/21/1997	15 - 40 Yrs
Indian Wells – Esmeralda Resort & Spa, CA (d)	(m)	30,948	73,507	—	6,088	30,948	79,595	110,543	11,718	1989	12/16/2007	15 - 40 Yrs
Los Angeles – International Airport – South, CA (a)	(m)	2,660	17,997	—	3,769	2,660	21,766	24,426	9,553	1985	3/27/1996	15 - 40 Yrs
Milpitas – Silicon Valley, CA (a)	(n)	4,021	23,677	—	4,229	4,021	27,906	31,927	12,101	1987	1/3/1996	15 - 40 Yrs
Napa Valley, CA (a)	27,994	2,218	14,205	—	6,993	2,218	21,198	23,416	7,754	1985	5/8/1996	15 - 40 Yrs
Oxnard - Mandalay Beach – Hotel & Resort, CA (a)	13,112	2,930	22,125	—	11,276	2,930	33,401	36,331	13,046	1986	5/8/1996	15 - 40 Yrs
San Diego Bayside, CA (k)	(l)	—	68,229	—	12,551	—	80,780	80,780	38,729	1965	7/28/1998	15 - 40 Yrs
San Francisco – Airport/Waterfront, CA (a)	(l)	—	39,929	—	5,290	—	45,219	45,219	19,037	1986	11/6/1995	15 - 40 Yrs
San Francisco – Airport/South San Francisco, CA (a)	(n)	3,418	31,737	—	4,476	3,418	36,213	39,631	15,785	1988	1/3/1996	15 - 40 Yrs
San Francisco - Fisherman’s Wharf, CA (e)	(l)	—	61,883	—	17,181	—	79,064	79,064	38,766	1970	7/28/1998	15 - 40 Yrs
San Francisco –Union Square, CA (f)	(l)	8,466	73,684	(434)	53,380	8,032	127,064	135,096	41,436	1970	7/28/1998	15 - 40 Yrs
Santa Monica Beach – at the Pier, CA (k)	12,839	10,200	16,580	—	1,595	10,200	18,175	28,375	4,194	1967	3/11/2004	15 - 40 Yrs
Toronto - Airport, Canada (e)	(l)	—	21,041	—	15,188	—	36,229	36,229	14,195	1970	7/28/1998	15 - 40 Yrs
Deerfield Beach – Resort & Spa, FL (a)	31,714	4,523	29,443	68	6,722	4,591	36,165	40,756	15,446	1987	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – 17th Street, FL (a)	35,852	5,329	47,850	(163)	6,955	5,166	54,805	59,971	23,787	1986	1/3/1996	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2013
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Miami – International Airport, FL (a)	10,921	4,135	24,950	—	6,663	4,135	31,613	35,748	13,429	1983	1/3/1996	15 - 40 Yrs
Orlando – International Airport, FL (e)	7,947	2,549	22,188	6	3,746	2,555	25,934	28,489	9,365	1984	7/28/1998	15 - 40 Yrs
Orlando – International Drive South/Convention, FL (a)	(n)	1,632	13,870	—	3,770	1,632	17,640	19,272	8,312	1985	7/28/1994	15 - 40 Yrs
Orlando – Walt Disney World Resort, FL (c)	(l)	—	28,092	—	3,460	—	31,552	31,552	16,933	1987	7/28/1997	15 - 40 Yrs
St. Petersburg – Vinoy Resort & Golf Club, FL (d)	(m)	—	100,823	—	6,182	—	107,005	107,005	17,671	1925	12/16/2007	15 - 40 Yrs
Atlanta – Buckhead, GA (a)	(n)	7,303	38,996	(300)	3,025	7,003	42,021	49,024	17,870	1988	10/17/1996	15 - 40 Yrs
Atlanta – Gateway-Atlanta Airport, GA (b)	(l)	5,113	22,857	—	1,944	5,113	24,801	29,914	9,776	1986	6/30/1997	15 - 40 Yrs
Indianapolis – North, IN (a)	9,904	5,125	13,821	—	6,867	5,125	20,688	25,813	12,158	1986	8/1/1996	15 - 40 Yrs
New Orleans – French Quarter, LA (k)	(l)	—	50,732	—	9,441	—	60,173	60,173	22,528	1969	7/28/1998	15 - 40 Yrs
Boston – at Beacon Hill, MA (k)	(l)	—	45,192	—	9,528	—	54,720	54,720	29,461	1968	7/28/1998	15 - 40 Yrs
Boston – Copley Plaza, MA (i)	(m)	27,600	62,500	—	14,480	27,600	76,980	104,580	6,199	1912	8/18/2010	15 - 40 Yrs
Boston – Marlborough, MA (a)	(n)	948	8,143	761	15,448	1,709	23,591	25,300	9,682	1988	6/30/1995	15 - 40 Yrs
Baltimore – at BWI Airport, MD (a)	19,388	2,568	22,433	(2)	4,991	2,566	27,424	29,990	11,075	1987	3/20/1997	15 - 40 Yrs
Bloomington, MN (a)	—	2,038	17,731	—	3,278	2,038	21,009	23,047	8,721	1980	2/1/1997	15 - 40 Yrs
Minneapolis – Airport, MN (a)	38,455	5,417	36,508	24	2,962	5,441	39,470	44,911	17,339	1986	11/6/1995	15 - 40 Yrs
Charlotte – SouthPark, NC (c)	4,805	1,458	12,681	—	3,601	1,458	16,282	17,740	5,158	N/A	7/12/2002	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2013
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
New York - Morgans (j)	(m)	$16,200	$29,872	$—	$1,231	$16,200	$31,103	$47,303	$1,980	1984	5/23/2011	15 - 40 Yrs
New York - Royalton (j)	(m)	32,500	48,423	—	2,161	32,500	50,584	83,084	3,256	1988	5/23/2011	15 - 40 Yrs
Philadelphia – Historic District, PA (k)	10,111	3,164	27,535	7	10,624	3,171	38,159	41,330	16,084	1972	7/28/1998	15 - 40 Yrs
Philadelphia – Society Hill, PA (b)	(n)	4,542	45,121	—	9,517	4,542	54,638	59,180	21,430	1986	10/1/1997	15 - 40 Yrs
Pittsburgh – at University Center (Oakland), PA (k)	8,835	—	25,031	—	3,530	—	28,561	28,561	11,463	1988	11/1/1998	15 - 40 Yrs
Charleston – Mills House, SC (k)	11,880	3,251	28,295	7	7,382	3,258	35,677	38,935	12,518	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach – Oceanfront Resort, SC (a)	(l)	2,940	24,988	—	11,667	2,940	36,655	39,595	13,168	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (g)	(n)	9,000	19,844	6	31,821	9,006	51,665	60,671	14,652	1974	7/23/2002	15 - 40 Yrs
Nashville – Opryland – Airport (Briley Parkway), TN (e)	(l)	—	27,734	—	3,521	—	31,255	31,255	17,089	1981	7/28/1998	15 - 40 Yrs
Austin, TX (c)	7,799	2,508	21,908	—	4,411	2,508	26,319	28,827	10,737	1987	3/20/1997	15 - 40 Yrs
Dallas – Love Field, TX (a)	(n)	1,934	16,674	—	4,854	1,934	21,528	23,462	9,267	1986	3/29/1995	15 - 40 Yrs
Dallas – Park Central, TX (h)	—	4,513	43,125	762	8,688	5,275	51,813	57,088	20,545	1983	6/30/1997	15 - 40 Yrs
Houston - Medical Center, TX (k)	7,401	—	22,027	—	7,017	—	29,044	29,044	10,471	1984	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (b)	(n)	3,136	27,283	(2)	4,434	3,134	31,717	34,851	12,240	1967	12/4/1997	15 - 40 Yrs
Total hotels	$308,225	$233,611	$1,555,093	$740	$381,198	$234,351	$1,936,291	$2,170,642	$697,619
Other properties (less than 5% of total)	$—	$550	$3,686	$—	$222	$550	$3,908	$4,458	$527
Total	$308,225	$234,161	$1,558,779	$740	$381,420	$234,901	$1,940,199	$2,175,100	$698,146

FELCOR LODGING TRUST INCORPORATED AND
FELCOR LODGING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2013
(in thousands)

(a)    Embassy Suites Hotel
(b)    Sheraton
(c)    Doubletree by Hilton
(d)    Renaissance
(e)    Holiday Inn
(f)    Marriott
(g)    Hilton
(h)    Westin
(i)    Fairmont
(j)    Morgans Hotel Group
(k)    Wyndham

(l)	This hotel is mortgaged or otherwise encumbered to secure repayment of our 10% senior notes due in 2014.
(m)    This hotel is mortgaged to secure repayment of our 6.75% senior notes due in 2019.
(n)    This hotel is mortgaged to secure repayment of our 5.625% senior notes due in 2023.

	Year Ended December 31,
	2013	2012	2011
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$2,305,896	$2,528,930	$2,609,050
Additions during period:
Acquisitions	—	—	131,231
Improvements	21,236	44,887	34,981
Deductions during period:
Disposition of properties	(152,032)	(267,921)	(246,332)
Balance at end of period before impairment charges	2,175,100	2,305,896	2,528,930
Cumulative impairment charges on real estate assets owned at end of period	(107,492)	(95,121)	(151,408)
Balance at end of period	$2,067,608	$2,210,775	$2,377,522
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$693,114	$723,982	$729,420
Additions during period:
Depreciation for the period	58,643	64,953	68,826
Deductions during period:
Disposition of properties	(53,611)	(95,821)	(74,264)
Balance at end of period	$698,146	$693,114	$723,982

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

FelCor’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (1992). Based on our assessment, FelCor has concluded that, as of December 31, 2013, its internal control over financial reporting is effective, based on those criteria.

The effectiveness of FelCor’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in Item 8 of this report.

Controls and Procedures (FelCor LP)

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of FelCor’s management, including its chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of FelCor LP’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the Evaluation Date. Based on this evaluation, FelCor’s chief executive officer and principal financial officer concluded, as of the Evaluation Date, that FelCor LP’s disclosure controls and procedures were effective, such that the information relating to FelCor LP required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to FelCor’s management, including FelCor’s chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

FelCor’s management assessed the effectiveness of FelCor LP’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (1992). Based on our assessment, FelCor LP has concluded that, as of December 31, 2013, its internal control over financial reporting is effective, based on those criteria.

The effectiveness of FelCor LP’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in Item 8 of this report.

PART III

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, or in Item 5 of this report, and is incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

3.1.1	Articles Supplementary filed October 31, 2013 (filed as Exhibits 3.1 and 3.2 to FelCor’s Form 8‑K, dated October 29, 2013, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of FelCor (filed as Exhibit 3.3 to FelCor’s Form 8-K, dated October 29, 2013, and incorporated herein by reference).

4.1	Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

4.2	Form of Share Certificate for $1.95 Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.4 to FelCor’s Form 8-K, dated May 1, 1996, and incorporated herein by reference).

4.3	Form of Share Certificate for 8% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 4.10.1 to FelCor’s Form 8-K, dated April 6, 2005, and incorporated herein by reference).

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

10.6
Form of 2007 Change in Control and Severance Agreement between FelCor and each of Rick Smith, Michael Hughes, Mike DeNicola, Troy Pentecost, Jon Yellen and Tom Corcoran (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated October 23, 2007, and incorporated herein by reference).

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

10.11
FelCor’s 2005 Restricted Stock and Stock Option Plan (as amended through October 29, 2012)(filed as Exhibit 10.1 to FelCor’s Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

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

10.22.1
Form of Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the benefit of U.S. Bank National Association, as trustee and collateral agent, relating to FelCor LP’s 10% Senior Secured Notes due 2014 (filed as Exhibit 10.1 to FelCor’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

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

10.23.1
Amended and Restated Guaranty Agreement to the Revolving Credit Agreement dated as of December 18, 2012, by FelCor and FelCor LP in favor of JPMorgan Chase Bank, N.A., as administrative agent, on behalf of the lenders (filed as Exhibit 10.3 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

10.23.2
Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing under the Revolving Credit Agreement for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (filed as Exhibit 10.4 to FelCor’s Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

10.23.3
Amendment No. 1 to Amended and Restated Revolving Credit Agreement dated as of March 1, 2013, among FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., Miami AP Hotel, L.L.C. and Charleston Mills House Hotel, L.L.C. as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders that are parties thereto (filed as Exhibit 10.2 to FelCor’s Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).

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

10.25.1
Form of [Fee and] Leasehold Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the benefit of U.S. Bank National Association, as collateral agent, relating to FelCor LP’s 5.625% Senior Secured Notes due 2023 (filed as Exhibit 10.3 to FelCor’s Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

10.26
Severance and Release Agreement, dated as of April 30, 2013 by and between FelCor and Andrew Welch (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated April 30, 2013, and incorporated herein by reference).

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

---------------------
*Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) FelCor’s Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) FelCor’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) FelCor’s Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011; (v) FelCor’s Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (vi) FelCor LP’s Consolidated Balance Sheets at December 31, 2013 and 2012; (vii) FelCor LP’s Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (viii) FelCor LP’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the years ended December 31, 2013, 2012 and 2011; (x) FelCor LP’s Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: February 28, 2014	By:	/s/ Jonathan H. Yellen
		Name:	Jonathan H. Yellen
		Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Date	Signature
February 28, 2014	/s/ Richard A. Smith
Richard A. Smith President and Director (Chief Executive Officer)
February 28, 2014	/s/ Michael C. Hughes
Michael C. Hughes Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 28, 2014	/s/ Jeffrey D. Symes
Jeffrey D. Symes Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 28, 2014	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 28, 2014	/s/ Glenn A. Carlin
Glenn A. Carlin, Director
February 28, 2014	/s/Robert F. Cotter
Robert F. Cotter, Director
February 28, 2014	/s/Christopher J. Hartung
Christopher J. Hartung, Director
February 28, 2014	/s/ Thomas C. Hendrick
Thomas C. Hendrick, Director

Date	Signature
February 28, 2014	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
February 28, 2014	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 28, 2014	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
February 28, 2014	/s/ Mark D. Rozells
Mark D. Rozells, Director

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: February 28, 2014	By:	/s/ Jonathan H. Yellen
		Name:	Jonathan H. Yellen
		Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of FelCor Lodging Trust Incorporated, the general partner of the registrant, and in the capacities and on the dates indicated.

Date	Signature
/s/ Richard A. Smith
February 28, 2014	Richard A. Smith President and Director (Chief Executive Officer)
February 28, 2014	/s/ Michael C. Hughes
Michael C. Hughes Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 28, 2014	/s/ Jeffrey D. Symes
Jeffrey D. Symes Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 28, 2014	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 28, 2014	/s/ Glenn A. Carlin
Glenn A. Carlin, Director
February 28, 2014	/s/Robert F. Cotter
Robert F. Cotter, Director
February 28, 2014	/s/Christopher J. Hartung
Christopher J. Hartung, Director

Date	Signature

February 28, 2014	/s/ Thomas C. Hendrick
Thomas C. Hendrick, Director
February 28, 2014	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
February 28, 2014	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 28, 2014	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
February 28, 2014	/s/ Mark D. Rozells
Mark D. Rozells, Director