Form 10-Q
period 2014-03-31
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2014-05-02
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

At April 28, 2014, FelCor Lodging Trust Incorporated had issued and outstanding 124,186,686 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended March 31, 2014, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2014	December 31, 2013
Assets
Investment in hotels, net of accumulated depreciation of $915,561 and $929,801 at March 31, 2014 and December 31, 2013, respectively	$1,611,247	$1,653,267
Hotel development	236,729	216,747
Investment in unconsolidated entities	44,634	46,943
Hotel held for sale	19,137	16,319
Cash and cash equivalents	73,526	45,645
Restricted cash	67,047	77,227
Accounts receivable, net of allowance for doubtful accounts of $179 and $262 at March 31, 2014 and December 31, 2013, respectively	34,486	35,747
Deferred expenses, net of accumulated amortization of $21,360 and $20,362 at March 31, 2014 and December 31, 2013, respectively	27,635	29,325
Other assets	22,828	23,060
Total assets	$2,137,269	$2,144,280
Liabilities and Equity
Debt, net of discount of $3,190 and $4,714 at March 31, 2014 and December 31, 2013, respectively	$1,640,628	$1,663,226
Distributions payable	11,195	11,047
Accrued expenses and other liabilities	152,103	150,738
Total liabilities	1,803,926	1,825,011
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 618 units issued and outstanding at March 31, 2014 and December 31, 2013	5,583	5,039
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,004 and $322,011, issued and outstanding at March 31, 2014 and December 31, 2013, respectively	309,354	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at March 31, 2014 and December 31, 2013	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 124,186 and 124,051 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,242	1,240
Additional paid-in capital	2,354,613	2,354,328
Accumulated other comprehensive income	24,320	24,937
Accumulated deficit	(2,596,294)	(2,568,350)
Total FelCor stockholders’ equity	262,647	290,929
Noncontrolling interests in other partnerships	24,204	23,301
Preferred equity in consolidated joint venture, liquidation value of $41,464	40,909	—
Total equity	327,760	314,230
Total liabilities and equity	$2,137,269	$2,144,280

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 and 2013
(unaudited, in thousands, except for per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Hotel operating revenue	$221,022	$208,538
Other revenue	327	399
Total revenues	221,349	208,937
Expenses:
Hotel departmental expenses	83,523	80,405
Other property-related costs	61,578	59,428
Management and franchise fees	9,013	9,163
Taxes, insurance and lease expense	23,633	22,164
Corporate expenses	7,825	7,832
Depreciation and amortization	29,601	29,755
Conversion expenses	—	628
Other expenses	2,014	821
Total operating expenses	217,187	210,196
Operating income (loss)	4,162	(1,259)
Interest expense, net	(25,227)	(26,285)
Debt extinguishment	(6)	—
Loss before equity in income from unconsolidated entities	(21,071)	(27,544)
Equity in income from unconsolidated entities	643	89
Loss from continuing operations	(20,428)	(27,455)
Income from discontinued operations	135	850
Loss before gain on sale of property	(20,293)	(26,605)
Gain on sale of property, net	5,457	—
Net loss	(14,836)	(26,605)
Net loss attributable to noncontrolling interests in other partnerships	78	240
Net loss attributable to redeemable noncontrolling interests in FelCor LP	121	180
Preferred distributions - consolidated joint venture	(181)	—
Net loss attributable to FelCor	(14,818)	(26,185)
Preferred dividends	(9,678)	(9,678)
Net loss attributable to FelCor common stockholders	$(24,496)	$(35,863)
Basic and diluted per common share data:
Loss from continuing operations	$(0.20)	$(0.30)
Net loss	$(0.20)	$(0.29)
Basic and diluted weighted average common shares outstanding	124,146	123,814

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2014 and 2013
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(14,836)	$(26,605)
Foreign currency translation adjustment	(620)	(357)
Comprehensive loss	(15,456)	(26,962)
Comprehensive loss attributable to noncontrolling interests in other partnerships	78	240
Comprehensive loss attributable to redeemable noncontrolling interests in FelCor LP	124	182
Comprehensive loss attributable to FelCor	$(15,254)	$(26,540)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2014 and 2013
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income		Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit			Comprehensive Loss	Total Equity
Balance at December 31, 2012	12,948	$478,774	124,117	$1,241	$2,353,581	$26,039	$(2,464,968)	$27,352	$—		$422,019
Issuance of stock awards	—	—	5	—	—	—	—	—	—		—
Stock awards - amortization	—	—	—	—	671	—	—	—	—		671
Allocation to redeemable noncontrolling interests	—	—	—	—	(977)	—	—	—	—		(977)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	602	—		602
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(284)	—		(284)
Preferred dividends:
$0.4875 per Series A preferred share	—	—	—	—	—	—	(6,279)	—	—		(6,279)
$0.50 per Series C depositary preferred share	—	—	—	—	—	—	(3,399)	—	—		(3,399)
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(355)	—	—	—	$(355)
Net loss	—	—	—	—	—	—	(26,185)	(240)	—	(26,425)
Comprehensive loss										$(26,780)	(26,780)
Balance at March 31, 2013	12,948	$478,774	124,122	$1,241	$2,353,275	$25,684	$(2,500,831)	$27,430	$—		$385,573
Balance at December 31, 2013	12,948	$478,774	124,051	$1,240	$2,354,328	$24,937	$(2,568,350)	$23,301	—		$314,230
Conversion of preferred stock into common stock	—	(8)	—	—	8	—	—	—	—		—
Issuance of stock awards	—	—	250	3	(3)	—	—	—	—		—
Stock awards - amortization	—	—	—	—	959	—	—	—	—		959
Forfeiture of stock awards	—	—	(115)	(1)	—	—	(931)	—	—		(932)
Allocation to redeemable noncontrolling interests	—	—	—	—	(679)	—	—	—	—		(679)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	1,568	—		1,568
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(587)	—		(587)
Dividends declared:
$0.02 per common share	—	—	—	—	—	—	(2,517)	—	—		(2,517)
$0.4875 per Series A preferred share	—	—	—	—	—	—	(6,279)	—	—		(6,279)
$0.50 per Series C depositary preferred share	—	—	—	—	—	—	(3,399)	—	—		(3,399)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(181)		(181)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	40,909		40,909
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(617)	—	—	—	$(617)
Net loss	—	—	—	—	—	—	(14,818)	(78)	181	(14,715)
Comprehensive loss										$(15,332)	(15,332)
Balance at March 31, 2014	12,948	$478,766	124,186	$1,242	$2,354,613	$24,320	$(2,596,294)	$24,204	$40,909		$327,760
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,836)	$(26,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,601	31,570
Gain on sale of properties, net	(5,848)	—
Amortization of deferred financing fees and debt discount	2,929	2,694
Amortization of fixed stock and directors’ compensation	1,446	1,578
Equity in income from unconsolidated entities	(643)	(89)
Distributions of income from unconsolidated entities	824	619
Debt extinguishment	251	—
Changes in assets and liabilities:
Accounts receivable	152	(8,903)
Other assets	(2,572)	(3,162)
Accrued expenses and other liabilities	11,098	7,177
Net cash flow provided by operating activities	22,402	4,879
Cash flows from investing activities:
Improvements and additions to hotels	(28,617)	(23,342)
Hotel development	(23,622)	(8,260)
Net proceeds from asset dispositions	39,896	(232)
Change in restricted cash – investing	10,180	825
Insurance proceeds	255	—
Distributions from unconsolidated entities	2,128	1,685
Net cash flow provided by (used in) investing activities	220	(29,324)
Cash flows from financing activities:
Proceeds from borrowings	81,000	84,245
Repayment of borrowings	(105,353)	(32,346)
Payment of deferred financing fees	(5)	(2,022)
Distributions paid to noncontrolling interests	(587)	(284)
Contributions from noncontrolling interests	1,568	602
Distributions paid to FelCor LP limited partners	(7)	—
Distributions paid to preferred stockholders	(9,678)	(9,678)
Preferred distributions - consolidated joint venture	(65)	—
Distributions paid to common stockholders	(2,484)	—
Net proceeds from issuance of preferred equity - consolidated joint venture	40,909	—
Net cash flow provided by financing activities	5,298	40,517
Effect of exchange rate changes on cash	(39)	(21)
Net change in cash and cash equivalents	27,881	16,051
Cash and cash equivalents at beginning of periods	45,645	45,745
Cash and cash equivalents at end of periods	$73,526	$61,796

Supplemental cash flow information – interest paid, net of capitalized interest	$14,511	$7,013
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2014	2013
Assets
Investment in hotels, net of accumulated depreciation of $915,561 and $929,801 at March 31, 2014 and December 31, 2013, respectively	$1,611,247	$1,653,267
Hotel development	236,729	216,747
Investment in unconsolidated entities	44,634	46,943
Hotel held for sale	19,137	16,319
Cash and cash equivalents	73,526	45,645
Restricted cash	67,047	77,227
Accounts receivable, net of allowance for doubtful accounts of $179 and $262 at March 31, 2014 and December 31, 2013, respectively	34,486	35,747
Deferred expenses, net of accumulated amortization of $21,360 and $20,362 at March 31, 2014 and December 31, 2013, respectively	27,635	29,325
Other assets	22,828	23,060
Total assets	$2,137,269	$2,144,280
Liabilities and Partners’ Capital
Debt, net of discount of $3,190 and $4,714 at March 31, 2014 and December 31, 2013, respectively	$1,640,628	$1,663,226
Distributions payable	11,195	11,047
Accrued expenses and other liabilities	152,103	150,738
Total liabilities	1,803,926	1,825,011
Commitments and contingencies
Redeemable units, 618 units issued and outstanding at March 31, 2014 and December 31, 2013	5,583	5,039
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at March 31, 2014 and December 31, 2013	309,354	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at March 31, 2014 and December 31, 2013	169,412	169,412
Common units, 124,186 and 124,051 units issued and outstanding at March 31, 2014 and December 31, 2013, respectively	(240,542)	(212,888)
Accumulated other comprehensive income	24,423	25,043
Total FelCor LP partners’ capital	262,647	290,929
Noncontrolling interests	24,204	23,301
Preferred capital in consolidated joint venture	40,909	—
Total partners’ capital	327,760	314,230
Total liabilities and partners’ capital	$2,137,269	$2,144,280
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 and 2013
(unaudited, in thousands, except for per unit data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Hotel operating revenue	$221,022	$208,538
Other revenue	327	399
Total revenues	221,349	208,937
Expenses:
Hotel departmental expenses	83,523	80,405
Other property-related costs	61,578	59,428
Management and franchise fees	9,013	9,163
Taxes, insurance and lease expense	23,633	22,164
Corporate expenses	7,825	7,832
Depreciation and amortization	29,601	29,755
Conversion expenses	—	628
Other expenses	2,014	821
Total operating expenses	217,187	210,196
Operating income (loss)	4,162	(1,259)
Interest expense, net	(25,227)	(26,285)
Debt extinguishment	(6)	—
Loss before equity in income from unconsolidated entities	(21,071)	(27,544)
Equity in income from unconsolidated entities	643	89
Loss from continuing operations	(20,428)	(27,455)
Income from discontinued operations	135	850
Loss before gain on sale of property	(20,293)	(26,605)
Gain on sale of property, net	5,457	—
Net loss	(14,836)	(26,605)
Net loss attributable to noncontrolling interests	78	240
Preferred distributions - consolidated joint venture	(181)	—
Net loss attributable to FelCor LP	(14,939)	(26,365)
Preferred distributions	(9,678)	(9,678)
Net loss attributable to FelCor LP common unitholders	$(24,617)	$(36,043)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.20)	$(0.30)
Net loss	$(0.20)	$(0.29)
Basic and diluted weighted average common units outstanding	124,764	124,435

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2014 and 2013
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(14,836)	$(26,605)
Foreign currency translation adjustment	(620)	(357)
Comprehensive loss	(15,456)	(26,962)
Comprehensive loss attributable to noncontrolling interests	78	240
Comprehensive loss attributable to FelCor LP	$(15,378)	$(26,722)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2014 and 2013
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2012	$478,774	$(110,258)	$26,151	$27,352	$—		$422,019
FelCor restricted stock compensation	—	671	—	—	—		671
Contributions	—	—	—	602	—		602
Distributions	—	(9,678)	—	(284)	—		(9,962)
Allocation to redeemable units	—	(795)	—	—	—		(795)
Comprehensive loss:
Foreign exchange translation			(357)		—	$(357)
Net loss		(26,365)		(240)	—	(26,605)
Comprehensive loss						$(26,962)	(26,962)
Balance at March 31, 2013	$478,774	$(146,425)	$25,794	$27,430	$—		$385,573

Balance at December 31, 2013	$478,774	$(212,888)	$25,043	$23,301	—		$314,230
Conversion of preferred units into common units	(8)	8	—	—	—		—
FelCor restricted stock compensation	—	27	—	—	—		27
Contributions	—	—	—	1,568	—		1,568
Distributions	—	(12,195)	—	(587)	(181)		(12,963)
Allocation to redeemable units	—	(555)	—	—	—		(555)
Issuance of preferred capital - consolidated joint venture	—	—	—	—	40,909		40,909
Comprehensive loss:
Foreign exchange translation			(620)		—	$(620)
Net loss		(14,939)		(78)	181	(14,836)
Comprehensive loss						$(15,456)	(15,456)
Balance at March 31, 2014	$478,766	$(240,542)	$24,423	$24,204	$40,909		$327,760
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,836)	$(26,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,601	31,570
Gain on sale of properties, net	(5,848)	—
Amortization of deferred financing fees and debt discount	2,929	2,694
Amortization of fixed stock and directors’ compensation	1,446	1,578
Equity in income from unconsolidated entities	(643)	(89)
Distributions of income from unconsolidated entities	824	619
Debt extinguishment	251	—
Changes in assets and liabilities:
Accounts receivable	152	(8,903)
Other assets	(2,572)	(3,162)
Accrued expenses and other liabilities	11,098	7,177
Net cash flow provided by operating activities	22,402	4,879
Cash flows from investing activities:
Improvements and additions to hotels	(28,617)	(23,342)
Hotel development	(23,622)	(8,260)
Net proceeds from asset dispositions	39,896	(232)
Change in restricted cash – investing	10,180	825
Insurance proceeds	255	—
Distributions from unconsolidated entities	2,128	1,685
Net cash flow provided by (used in) investing activities	220	(29,324)
Cash flows from financing activities:
Proceeds from borrowings	81,000	84,245
Repayment of borrowings	(105,353)	(32,346)
Payment of deferred financing fees	(5)	(2,022)
Distributions paid to noncontrolling interests	(587)	(284)
Contributions from noncontrolling interests	1,568	602
Distributions paid to FelCor LP limited partners	(7)	—
Distributions paid to preferred unitholders	(9,678)	(9,678)
Preferred distributions - consolidated joint venture	(65)	—
Distributions paid to common unitholders	(2,484)	—
Net proceeds from issuance of preferred capital - consolidated joint venture	40,909	—
Net cash flow provided by financing activities	5,298	40,517
Effect of exchange rate changes on cash	(39)	(21)
Net change in cash and cash equivalents	27,881	16,051
Cash and cash equivalents at beginning of periods	45,645	45,745
Cash and cash equivalents at end of periods	$73,526	$61,796

Supplemental cash flow information – interest paid, net of capitalized interest	$14,511	$7,013
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 59 hotels as of March 31, 2014, one of which was held for sale. At March 31, 2014, we had an aggregate of 124,803,232 shares and units outstanding, consisting of 124,185,690 shares of FelCor common stock and 617,542 FelCor LP units not owned by FelCor.
Of the 58 hotels not held for sale as of March 31, 2014, we owned a 100% interest in 41 hotels, a 90% interest in entities owning two hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 13 hotels. We consolidate our real estate interests in the 45 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 57 of the 58 hotels in continuing operations to our taxable REIT subsidiaries, of which we own a controlling interest. One 50% owned hotel was operated without a lease. Because we owned controlling interests in these lessees, we consolidated our interests in these 57 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statements of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in each of the remaining 45 hotels (we consolidate our real estate interest in these hotels).
The following table illustrates the distribution of our 57 Consolidated Hotels at March 31, 2014:

Brand	Hotels	Rooms
Embassy Suites Hotels®	31	8,167
Wyndham® and Wyndham Grand®	8	2,528
Holiday Inn®	4	1,702
Sheraton® and Westin®	4	1,604
Marriott® and Renaissance®	3	1,321
DoubleTree by Hilton® and Hilton®	4	998
Fairmont®	1	383
Morgans and Royalton	2	285
Total	57	16,988
At March 31, 2014, our Consolidated Hotels were located in the United States (56 hotels in 21 states) and Canada (one hotel in Ontario), with concentrations in California (13 hotels), Florida (7 hotels) and Texas (7 hotels). Approximately 58% of our revenue was generated from hotels in these three states during the first three months of 2014.
At March 31, 2014, of our 57 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 34 hotels, (ii) subsidiaries of Wyndham Hotel Group, or Wyndham, managed eight hotels, (iii) subsidiaries of InterContinental Hotels Group, or IHG, managed four hotels, (iv) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed four hotels, (v) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (vi) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, (vii) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (viii) an independent management company managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
In addition to the above hotels, we own a 95% interest in a consolidated joint venture that owns the Knickerbocker Hotel, a former hotel and office building that is being redeveloped as a 4+ star hotel in midtown Manhattan and is expected to open in early fall 2014.
The information in our consolidated financial statements for the three months ended March 31, 2014 and 2013 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2014 and 2013, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities
At March 31, 2014 and December 31, 2013, we owned 50% interests in joint ventures that owned 13 hotels. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	March 31,	December 31,
	2014	2013
Investment in hotels and other properties, net of accumulated depreciation	$136,484	$140,145
Total assets	$150,837	$155,848
Debt	$146,921	$146,358
Total liabilities	$150,745	$152,068
Equity	$92	$3,780
Our unconsolidated entities’ debt at March 31, 2014 and December 31, 2013 consisted entirely of non-recourse mortgage debt.  In March 2014, one of our unconsolidated joint ventures refinanced $128 million of debt and extended the maturity until 2017.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2014	2013
Total revenues	$14,617	$13,608
Net income	$2,216	$1,108

Net income attributable to FelCor	$1,108	$554
Depreciation of cost in excess of book value	(465)	(465)
Equity in income from unconsolidated entities	$643	$89
The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	March 31,	December 31,
	2014	2013
Hotel-related investments	$(7,564)	$(6,349)
Cost in excess of book value of hotel investments	44,588	45,053
Land and condominium investments	7,610	8,239
Investment in unconsolidated entities	$44,634	$46,943
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Hotel investments	$1,272	$708
Other investments	(629)	(619)
Equity in income from unconsolidated entities	$643	$89

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt
Consolidated debt consisted of the following (dollars in thousands):

	Encumbered	Interest	Maturity	March 31,	December 31,
	Hotels	Rate (%)	Date	2014	2013
Line of credit	9	LIBOR + 3.375	June 2016(a)	$93,000	$88,000
Hotel mortgage debt
Mortgage debt(b)	3	6.58	July - August 2014	34,821	35,133
Mortgage debt	1	5.81	July 2016	9,772	9,904
Mortgage debt(b)	4	4.95	October 2022	125,871	126,220
Mortgage debt	1	4.94	October 2022	31,589	31,714
Senior notes
Senior secured notes	11	10.00	October 2014	230,714	229,190
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Knickerbocker loan(c)
Construction tranche	—	LIBOR + 4.00	May 2016	12,994	—
Cash collateralized tranche	—	LIBOR + 1.25	May 2016	51,867	64,861
Retired debt	—	—	—	—	28,204
Total	44			$1,640,628	$1,663,226

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(c)
In November 2012, we obtained an $85.0 million construction loan to finance the redevelopment of the Knickerbocker Hotel. This loan can be extended for one year subject to satisfying certain conditions. In January 2014, we drew $13.0 million of the cash collateral to fund construction costs, leaving $51.9 million of cash collateral to be drawn before drawing on the remaining $20.1 million available under the construction loan.

In January 2014, we repaid $10.9 million of secured loan debt, scheduled to mature in July 2014, when we sold a hotel. In March 2014, we repaid an additional $17.1 million of debt, secured by a hotel, scheduled to mature in June 2014. We incurred $251,000 of debt extinguishment costs with these repayments.

We reported $25.2 million and $26.3 million of interest expense for the three months ended March 31, 2014 and 2013, respectively, which is net of: (i) interest income of $15,000 and $22,000 and (ii) capitalized interest of $4.0 million and $2.8 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Room revenue	$169,829	$160,507
Food and beverage revenue	39,785	36,943
Other operating departments	11,408	11,088
Total hotel operating revenue	$221,022	$208,538
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
Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2014		2013
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$46,733	21.1%	$44,870	21.5%
Food and beverage	31,187	14.1	30,246	14.5
Other operating departments	5,603	2.6	5,289	2.6
Total hotel departmental expenses	$83,523	37.8%	$80,405	38.6%

Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Three Months Ended March 31,
	2014		2013
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$19,834	9.0%	$20,047	9.6%
Marketing	20,071	9.1	19,010	9.1
Repair and maintenance	11,687	5.3	11,561	5.5
Utilities	9,986	4.5	8,810	4.3
Total other property-related costs	$61,578	27.9%	$59,428	28.5%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)
In March 2013, we rebranded and transitioned management at eight core hotels located in strategic markets to Wyndham brands. Wyndham's parent guaranteed a minimum level of net operating income for each year of the initial ten-year term, subject to an aggregate $100 million limit over the term and an annual $21.5 million limit. Amounts recorded under the guaranty will be accounted for, to the extent available, as a reduction in contractual management and other fees paid and payable to Wyndham. Any amounts in excess of those fees will be recorded as revenue when earned. For the three months ended March 31, 2014 and 2013, we have recorded a $136,000 and $464,000, respectively, pro rata portion of the projected full-year guaranty as a reduction of Wyndham's contractual management and other fees.

5.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Hotel lease expense(a)	$10,391	$9,558
Land lease expense(b)	2,462	2,394
Real estate and other taxes	8,109	7,594
Property insurance, general liability insurance and other	2,671	2,618
Total taxes, insurance and lease expense	$23,633	$22,164

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities and is partially (generally 49%) offset through noncontrolling interests in other partnerships. Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $4.9 million and $4.1 million for the three months ended March 31, 2014 and 2013, respectively.

(b)	Land lease expense includes percentage rent of $1.0 million and $968,000 for the three months ended March 31, 2014 and 2013, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Hotel Dispositions

Effective January 1, 2014, we have adopted the provisions of Accounting Standards Update No. 2014-08 (the Update), under which the disposal of components of an entity are reported as discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. These new provisions are applied prospectively only and, as such, hotels that were considered discontinued operations for the year ended December 31, 2013 and prior continue to be reported as discontinued operations in all periods presented.

During the first quarter, we sold two hotels, one of which was not previously held for sale. Additionally, as of March 31, 2014, we had one hotel held for sale. We designate a hotel as held for sale when the sale is probable within the next twelve months. We consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale, and we have received a substantial non-refundable deposit. Operations for these two hotels (the hotel sold not previously held for sale and the hotel held for sale as of March 31, 2014) are included in loss from continuing operations as shown in the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 as disposition of these hotels does not represent a strategic shift in our business. The operations from these two components included income of $396,000 (of which $394,000 was attributable to FelCor) and a loss of $2,900 for the three months ended March 31, 2014 and 2013, respectively. The gain on the sale of the hotel not previously held for sale is reported in the accompanying statement of operations on a separate line item and is not included in continuing operations.

Discontinued operations include the results of operations for five hotels sold in 2013 and one hotel sold in 2014 (which was held for sale as of December 31, 2013). The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Hotel operating revenue	$729	$11,754
Operating expenses	(674)	(10,706)
Operating income from discontinued operations	55	1,048
Interest expense, net	(66)	(198)
Debt extinguishment	(245)	—
Gain on sale of hotels, net	391	—
Income from discontinued operations	$135	$850

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Loss Per Share/Unit

The following tables set forth the computation of basic and diluted loss per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss attributable to FelCor	$(14,818)	$(26,185)
Discontinued operations attributable to FelCor	(134)	(830)
Loss from continuing operations attributable to FelCor	(14,952)	(27,015)
Less: Preferred dividends	(9,678)	(9,678)
Numerator for continuing operations attributable to FelCor common stockholders	(24,630)	(36,693)
Discontinued operations attributable to FelCor	134	830
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(24,496)	$(35,863)
Denominator:
Denominator for basic and diluted loss per share	124,146	123,814
Basic and diluted loss per share data:
Loss from continuing operations	$(0.20)	$(0.30)
Discontinued operations	$—	$0.01
Net loss	$(0.20)	$(0.29)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Loss Per Share/Unit — (continued)

FelCor LP Loss Per Unit

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss attributable to FelCor LP	$(14,939)	$(26,365)
Discontinued operations attributable to FelCor LP	(135)	(834)
Loss from continuing operations attributable to FelCor LP	(15,074)	(27,199)
Less: Preferred distributions	(9,678)	(9,678)
Numerator for continuing operations attributable to FelCor LP common unitholders	(24,752)	(36,877)
Discontinued operations attributable to FelCor LP	135	834
Numerator for basic and diluted loss attributable to FelCor common unitholders	$(24,617)	$(36,043)
Denominator:
Denominator for basic and diluted loss per unit	124,764	124,435
Basic and diluted loss per unit data:
Loss from continuing operations	$(0.20)	$(0.30)
Discontinued operations	$—	$0.01
Net loss	$(0.20)	$(0.29)

The loss from continuing operations attributable to FelCor/FelCor LP share/unit calculations includes the gain on the sale of property attributable to FelCor/FelCor LP.

Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted loss per share/unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Series A convertible preferred shares/units	9,985	9,985
FelCor restricted stock units	850	167

Series A preferred dividends (distributions) that would be excluded from net loss attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended March 31, 2014 and 2013.

We grant our executive officers restricted stock units each year, which provides them with the potential to earn shares of our common stock in three increments over four years. The actual number of shares that vest is determined based on total stockholder return relative to a group of 10 lodging REIT peers. We amortize the fixed cost of these grants over the vesting period. We calculate the potential dilutive impact of these awards on our earnings per share using the treasury stock method.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Fair Value of Financial Instruments
Disclosures about fair value of our financial instruments are based on pertinent information available to management as of March 31, 2014 and December 31, 2013. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.
Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 2 input) and has an estimated fair value of $1.3 billion at March 31, 2014 and December 31, 2013; and (iii) our debt that is not publicly-traded is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $364.3 million and $390.1 million at March 31, 2014 and December 31, 2013, respectively. The estimated fair value of all our debt was $1.7 billion at March 31, 2014 and December 31, 2013. The carrying value of our debt was $1.6 billion and $1.7 billion at March 31, 2014 and December 31, 2013, respectively.

9.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units
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
At March 31, 2014, we had 617,542 limited partnership units outstanding carried at $5.6 million. The value of these outstanding units is based on the closing price of FelCor’s common stock at March 31, 2014 ($9.04 per share).
Changes in redeemable noncontrolling interests (or redeemable units) for the three months ended March 31, 2014 and 2013 are shown below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Balance at beginning of period	$5,039	$2,902
Redemption value allocation	679	977
Distributions paid to unitholders	(11)	—
Comprehensive loss:
Foreign exchange translation	(3)	(2)
Net loss	(121)	(180)
Balance at end of period	$5,583	$3,697

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Consolidated Joint Venture Preferred Equity/Capital
Our joint venture that is redeveloping the Knickerbocker Hotel raised $45 million through the sale of 3.5% preferred equity/capital under the EB-5 immigrant investor program. The investors in this preferred equity receive a3.25% current annual return, with a 0.25% non-compounding annual return paid at redemption. If the preferred equity is not redeemed within five years, the current return increases to 8.00%. The venture received $41.5 million in gross proceeds ($40.9 million net of issuance costs) in the first quarter of 2014, and the remaining $3.5 million will be received as investors’ visas are approved by the government. We used our 95% share of the proceeds to repay borrowings under our line of credit.

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
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$43,777	$1,056,263	$511,207	$—	$1,611,247
Hotel development	—	—	236,729	—	236,729
Equity investment in consolidated entities	1,476,856	—	—	(1,476,856)	—
Investment in unconsolidated entities	32,312	10,977	1,345	—	44,634
Hotel held for sale	—	—	19,137	—	19,137
Cash and cash equivalents	17,625	44,711	11,190	—	73,526
Restricted cash	—	10,019	57,028	—	67,047
Accounts receivable, net	251	33,587	648	—	34,486
Deferred expenses, net	19,660	—	7,975	—	27,635
Other assets	5,380	11,935	18,013	(12,500)	22,828

Total assets	$1,595,861	$1,167,492	$863,272	$(1,489,356)	$2,137,269

Debt, net	$1,280,714	$12,500	$401,117	$(53,703)	$1,640,628
Distributions payable	11,079	—	116	—	11,195
Accrued expenses and other liabilities	35,838	103,725	12,540	—	152,103

Total liabilities	1,327,631	116,225	413,773	(53,703)	1,803,926

Redeemable units	5,583	—	—	—	5,583

Preferred units	478,766	—	—	—	478,766
Common units	(240,542)	1,047,284	363,946	(1,411,230)	(240,542)
Accumulated other comprehensive income	24,423	4,486	19,937	(24,423)	24,423
Total FelCor LP partners’ capital	262,647	1,051,770	383,883	(1,435,653)	262,647
Noncontrolling interests	—	(503)	24,707	—	24,204
Preferred capital in consolidated joint venture	—	—	40,909	—	40,909
Total partners’ capital	262,647	1,051,267	449,499	(1,435,653)	327,760
Total liabilities and partners’ capital	$1,595,861	$1,167,492	$863,272	$(1,489,356)	$2,137,269

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$48,971	$1,053,724	$550,572	$—	$1,653,267
Hotel development	—	—	216,747	—	216,747
Equity investment in consolidated entities	1,508,593	—	—	(1,508,593)	—
Investment in unconsolidated entities	34,090	11,497	1,356	—	46,943
Hotel held for sale	—	—	16,319	—	16,319
Cash and cash equivalents	5,227	33,283	7,135	—	45,645
Restricted cash	—	9,051	68,176	—	77,227
Accounts receivable, net	516	34,366	865	—	35,747
Deferred expenses, net	20,540	—	8,785	—	29,325
Other assets	6,248	10,767	17,998	(11,953)	23,060
Total assets	$1,624,185	$1,152,688	$887,953	$(1,520,546)	$2,144,280

Debt, net	$1,279,190	$11,953	$464,036	$(91,953)	$1,663,226
Distributions payable	11,047	—	—	—	11,047
Accrued expenses and other liabilities	37,980	96,494	16,264	—	150,738

Total liabilities	1,328,217	108,447	480,300	(91,953)	1,825,011

Redeemable units	5,039	—	—	—	5,039

Preferred units	478,774	—	—	—	478,774
Common units	(212,888)	1,039,903	363,647	(1,403,550)	(212,888)
Accumulated other comprehensive income	25,043	4,569	20,474	(25,043)	25,043
Total FelCor LP partners’ capital	290,929	1,044,472	384,121	(1,428,593)	290,929
Noncontrolling interests	—	(231)	23,532	—	23,301
Total partners’ capital	290,929	1,044,241	407,653	(1,428,593)	314,230
Total liabilities and partners’ capital	$1,624,185	$1,152,688	$887,953	$(1,520,546)	$2,144,280

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$221,022	$—	$—	$221,022
Percentage lease revenue	1,399	—	25,609	(27,008)	—
Other revenue	1	266	60	—	327
Total revenues	1,400	221,288	25,669	(27,008)	221,349

Expenses:
Hotel operating expenses	—	154,114	—	—	154,114
Taxes, insurance and lease expense	419	46,829	3,393	(27,008)	23,633
Corporate expenses	123	5,069	2,633	—	7,825
Depreciation and amortization	991	17,767	10,843	—	29,601
Other expenses	35	840	1,139	—	2,014
Total operating expenses	1,568	224,619	18,008	(27,008)	217,187
Operating income	(168)	(3,331)	7,661	—	4,162
Interest expense, net	(20,484)	(328)	(4,415)	—	(25,227)
Debt extinguishment	—	—	(6)	—	(6)
Loss before equity in income from unconsolidated entities	(20,652)	(3,659)	3,240	—	(21,071)
Equity in income from consolidated entities	5,323	—	—	(5,323)	—
Equity in income from unconsolidated entities	799	(145)	(11)	—	643
Loss from continuing operations	(14,530)	(3,804)	3,229	(5,323)	(20,428)
Income from discontinued operations	—	29	106	—	135
Loss before gain on sale of property	(14,530)	(3,775)	3,335	(5,323)	(20,293)
Gain on sale of property, net	(228)	(14)	5,699	—	5,457
Net loss	(14,758)	(3,789)	9,034	(5,323)	(14,836)
Loss attributable to noncontrolling interests	—	134	(56)	—	78
Preferred distributions - consolidated joint venture	—	—	(181)	—	(181)
Net loss attributable to FelCor LP	(14,758)	(3,655)	8,797	(5,323)	(14,939)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(24,436)	$(3,655)	$8,797	$(5,323)	$(24,617)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$208,538	$—	$—	$208,538
Percentage lease revenue	1,262	—	23,144	(24,406)	—
Other revenue	3	333	63	—	399
Total revenues	1,265	208,871	23,207	(24,406)	208,937

Expenses:
Hotel operating expenses	—	148,996	—	—	148,996
Taxes, insurance and lease expense	304	42,993	3,273	(24,406)	22,164
Corporate expenses	109	5,543	2,180	—	7,832
Depreciation and amortization	1,250	17,596	10,909	—	29,755
Conversion expenses	20	391	217	—	628
Other expenses	23	517	281	—	821
Total operating expenses	1,706	216,036	16,860	(24,406)	210,196
Operating loss	(441)	(7,165)	6,347	—	(1,259)
Interest expense, net	(21,604)	(303)	(4,378)	—	(26,285)
Loss before equity in income from unconsolidated entities	(22,045)	(7,468)	1,969	—	(27,544)
Equity in loss from consolidated entities	(4,625)	—	—	4,625	—
Equity in income from unconsolidated entities	305	(205)	(11)	—	89
Loss from continuing operations	(26,365)	(7,673)	1,958	4,625	(27,455)
Income from discontinued operations	—	(415)	1,265	—	850
Net loss	(26,365)	(8,088)	3,223	4,625	(26,605)
Loss attributable to noncontrolling interests	—	256	(16)	—	240
Net loss attributable to FelCor LP	(26,365)	(7,832)	3,207	4,625	(26,365)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(36,043)	$(7,832)	$3,207	$4,625	$(36,043)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(14,758)	$(3,789)	$9,034	$(5,323)	$(14,836)
Foreign currency translation adjustment	(620)	(83)	(537)	620	(620)
Comprehensive loss	(15,378)	(3,872)	8,497	(4,703)	(15,456)
Comprehensive loss attributable to noncontrolling interests	—	134	(56)	—	78
Comprehensive loss attributable to FelCor LP	$(15,378)	$(3,738)	$8,441	$(4,703)	$(15,378)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(26,365)	$(8,088)	$3,223	$4,625	$(26,605)
Foreign currency translation adjustment	(357)	(95)	(262)	357	(357)
Comprehensive loss	(26,722)	(8,183)	2,961	4,982	(26,962)
Comprehensive loss attributable to noncontrolling interests	—	256	(16)	—	240
Comprehensive loss attributable to FelCor LP	$(26,722)	$(7,927)	$2,945	$4,982	$(26,722)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(14,116)	$21,575	$14,943	$—	$22,402
Investing activities:
Improvements and additions to hotels	(730)	(20,888)	(6,999)	—	(28,617)
Hotel development	—	—	(23,622)	—	(23,622)
Net proceeds from asset dispositions	(167)	(42)	40,105	—	39,896
Insurance proceeds	—	255	—	—	255
Change in restricted cash - investing	—	(501)	10,681	—	10,180
Distributions from unconsolidated entities	1,753	375	—	—	2,128
Intercompany financing	37,827	—	—	(37,827)	—
Cash flows from investing activities	38,683	(20,801)	20,165	(37,827)	220
Financing activities:
Proceeds from borrowings	—	—	81,000	—	81,000
Repayment of borrowings	—	—	(105,353)	—	(105,353)
Distributions paid to preferred unitholders	(9,678)	—	—	—	(9,678)
Net proceeds from issuance of preferred capital - consolidated joint venture	—	—	40,909	—	40,909
Intercompany financing	—	10,832	(48,659)	37,827	—
Other	(2,491)	(139)	1,050	—	(1,580)
Cash flows from financing activities	(12,169)	10,693	(31,053)	37,827	5,298
Effect of exchange rate changes on cash	—	(39)	—	—	(39)
Change in cash and cash equivalents	12,398	11,428	4,055	—	27,881
Cash and cash equivalents at beginning of period	5,227	33,283	7,135	—	45,645
Cash and cash equivalents at end of period	$17,625	$44,711	$11,190	$—	$73,526

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

General
Revenue per available room, or RevPAR, for our 49 comparable hotels (our Consolidated Hotels excluding the Wyndham portfolio) increased 7.0% in the first quarter of 2014 compared to the same period last year. Overall, for all of our Consolidated Hotels RevPAR grew 6.4% in the first quarter of 2014 compared to the same period last year, driven primarily by a 4.8% increase in average daily rate, or ADR, and a 1.6% increase in occupancy.
RevPAR for the Wyndham portfolio, which were converted from Holiday Inn on March 1, 2013, increased 2.7% for the first quarter compared to the same period last year. We expect revenues at these hotels to improve meaningfully as transitional disruption subsides. In addition, as previously disclosed, Wyndham’s parent has guaranteed a minimum level of net operating income for each year of the ten-year term. Wyndham’s aggregate payments under this guaranty are limited to $100 million over the term and $21.5 million annually. For the three months ended March 31, 2014 and 2013, we have recorded a $136,000 and $464,000, respectively, pro rata portion of the projected full-year guaranty as a reduction of Wyndham's contractual management and other fees.
To date, we have sold 26 hotels as part of our portfolio repositioning plan. We are currently marketing eight non-strategic hotels (of which we have agreed to sell five) and expect to bring another to market later this year. We indirectly own 50% interests in the other 10 non-strategic hotels, which are owned by a joint venture with one of our brand-managers. We have made substantial progress with our partner to unwind that joint venture, as a consequence of which we would own five of those hotels outright (our joint venture partner would own the other five). When the joint venture is unwound (which we are targeting to occur in the second quarter), we intend to begin marketing those hotels immediately.
We have spent $85.6 million (excluding the initial acquisition costs and capitalized interest) through March 31, 2014 to redevelop the 4+ star Knickerbocker Hotel, located in the heart of Times Square in Manhattan. We expect the project will cost $240 million, in the aggregate, net of historic tax credits. We expect the hotel will open in early fall.
Our joint venture that is redeveloping the Knickerbocker Hotel raised $45 million through the sale of 3.5% preferred equity through the EB-5 immigrant investor program. The venture received $41.5 million in proceeds during the first quarter of 2014, and the remaining $3.5 million will be received as investors’ visas are approved by the government. We used our 95% share of the proceeds to repay borrowings under our line of credit.
Results of Operations
Comparison of the Three Months ended March 31, 2014 and 2013
For the three months ended March 31, 2014, we recorded a $14.8 million net loss compared to a $26.6 million net loss for the same period last year. Our 2014 net loss included a $5.8 million net gain on sale primarily related to two hotels (including $391,000 in discontinued operations).
For the three months ended March 31, 2014:

•
Total revenue was $221.3 million, 5.9% more than last year. The increase was driven by a 6.4% increase in same-store RevPAR, reflecting a 4.8% increase in ADR and a 100 basis point increase in occupancy.

•	Hotel departmental expenses increased $3.1 million. As a percentage of total revenue, hotel departmental expenses decreased from 38.5% last year to 37.7% in the current period. In the current period, we experienced a favorable shift in banquet and catering operations, which typically have higher margins than other food and beverage operations. Hotel departmental operations also recognized a slight improvement in profitability margins for the rooms department, which was driven by a favorable increase in ADR.

•
Other property-related costs increased $2.2 million. As a percentage of total revenue, other property-related costs decreased from 28.4% last year to 27.8% in the current period, primarily attributable to growth in ADR and a change in employee benefit plans implemented by one of the management companies during the current period.

•
Management and franchise fees decreased $150,000. As a percentage of total revenue, these costs decreased from 4.4% last year to 4.1% in the current period. In March 2013, we converted eight hotels to Wyndham brands and management. Wyndham’s base management fee is lower than the previous management company, resulting in an improved cost structure.

•
Taxes, insurance and lease expense increased $1.5 million and increased slightly as a percentage of total revenue from 10.6% last year to 10.7% in the current period. The increase reflects higher percentage lease expense (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate than other expenses) and higher property and other taxes.

•	Conversion expenses. We converted eight hotels to Wyndham brands and management in March 2013. We classified those expenses as conversion expense in our 2013 statements of operations.

•	Other expenses increased $1.2 million compared to the same period in 2013, primarily related to severance costs for certain hotel employees and pre-opening costs for the Knickerbocker Hotel.

•	Net interest expense decreased $1.1 million, primarily reflecting increased capitalized interest attributable to renovation and redevelopment projects.

•
Discontinued operations include the results of operations for one hotel sold in January 2014 and five hotels sold in 2013. Discontinued operations in 2014 included a $391,000 net gain on sale primarily related to one hotel, offset by debt extinguishment charges of $245,000 (related to $10.9 million in repayment of debt for the hotel sold in the current period).

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

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended March 31,
	2014			2013
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(14,836)			$(26,605)
Noncontrolling interests	199			420
Preferred distributions - consolidated joint venture	(181)			—
Preferred dividends	(9,678)			(9,678)
Net loss attributable to FelCor common stockholders	(24,496)	124,146	$(0.20)	(35,863)	123,814	$(0.29)
Depreciation and amortization	29,601	—	0.24	29,755	—	0.24
Depreciation, discontinued operations and unconsolidated entities	2,675	—	0.02	4,521	—	0.04
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(5,851)	—	(0.05)	—	—	—
Loss on sale, unconsolidated entities	33	—	—	—	—	—
Noncontrolling interests in FelCor LP	(121)	618	—	(180)	621	—
Conversion of unvested restricted stock	—	858	—	—	—	—
FFO	1,841	125,622	0.01	(1,767)	124,435	(0.01)
Acquisition costs	—	—	—	23	—	—
Debt extinguishment, including discontinued operations	251	—	—	—	—	—
Severance costs	400	—	—	—	—	—
Conversion expenses	—	—	—	628	—	—
Variable stock compensation	564	—	0.01	102	—	—
Pre-opening costs, net of noncontrolling interests	1,053	—	0.01	241	—	—
Adjusted FFO	$4,109	125,622	$0.03	$(773)	124,435	$(0.01)

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(14,836)	$(26,605)
Depreciation and amortization	29,601	29,755
Depreciation, discontinued operations and unconsolidated entities	2,675	4,521
Interest expense	25,242	26,307
Interest expense, discontinued operations and unconsolidated entities	744	870
Noncontrolling interests in other partnerships	78	240
EBITDA	43,504	35,088
Debt extinguishment, including discontinued operations	251	—
Acquisition costs	—	23
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(5,851)	—
Loss on sale, unconsolidated entities	33	—
Amortization of fixed stock and directors’ compensation	1,122	1,578
Severance costs	400	—
Conversion expenses	—	628
Variable stock compensation	564	102
Pre-opening costs, net of noncontrolling interests	1,053	241
Adjusted EBITDA	41,076	37,660
Adjusted EBITDA from hotels, disposed and held for sale	(1,179)	(3,852)
Same-store Adjusted EBITDA	$39,897	$33,808

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Same-store operating revenue:
Room	$166,486	$157,069
Food and beverage	39,430	36,616
Other operating departments	11,293	10,959
Same-store operating revenue	217,209	204,644
Same-store operating expense:
Room	45,926	44,043
Food and beverage	30,896	29,953
Other operating departments	5,566	5,247
Other property related costs	60,408	58,168
Management and franchise fees	8,865	9,004
Taxes, insurance and lease expense	14,974	14,233
Same-store operating expense	166,635	160,648
Hotel EBITDA	$50,574	$43,996
Hotel EBITDA Margin	23.3%	21.5%

Hotel EBITDA and Hotel EBITDA Margin (continued)
(dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Hotel EBITDA - Comparable core (31)	$33,413	$28,581
Hotel EBITDA - Non-strategic (18)	11,111	10,323
Hotel EBITDA - Comparable (49)	44,524	38,904
Hotel EBITDA - Wyndham (8)	6,050	5,092
Hotel EBITDA (57)	$50,574	$43,996

Hotel EBITDA Margin - Comparable core (31)	22.9%	21.0%
Hotel EBITDA Margin - Non-strategic (18)	23.8%	23.1%
Hotel EBITDA Margin - Comparable (49)	23.1%	21.5%
Hotel EBITDA Margin - Wyndham (8)	24.6%	21.2%
Hotel EBITDA Margin (57)	23.3%	21.5%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income (Loss)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Same-store operating revenue	$217,209	$204,644
Other revenue	327	399
Revenue from hotels, disposed and held for sale(a)	3,813	3,894
Total revenue	221,349	208,937
Same-store operating expense	166,635	160,648
Consolidated hotel lease expense(b)	10,391	9,558
Unconsolidated taxes, insurance and lease expense	(1,965)	(1,898)
Corporate expenses	7,825	7,832
Depreciation and amortization	29,601	29,755
Conversion expenses	—	628
Expenses from hotels, disposed and held for sale(a)	2,686	2,852
Other expenses	2,014	821
Total operating expense	217,187	210,196
Operating income (loss)	$4,162	$(1,259)

(a)
In March 2014, we sold a 218-room Embassy Suites hotel in Bloomington, Minnesota, for $24 million. In addition, we have agreed to sell the 208-room DoubleTree Suites in Charlotte, North Carolina, for $37 million. The hotel is held for sale on our March 31, 2014 balance sheet, as the purchaser of the Charlotte hotel paid a non-refundable deposit toward the purchase price. The closing is scheduled for May. Under recently issued GAAP accounting guidance, we included the operating performance for these hotels in continuing operations in our Consolidated Statements of Operations for the first quarter 2014 and 2013. However, for purposes of our Non-GAAP reporting metrics, we have excluded the results of these hotels to provide a meaningful same-store comparison.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at March 31, 2014, our pro rata share of hotel rooms, included in continuing operations, after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at March 31, 2014
Consolidated Hotels(a)	57	16,988
Unconsolidated hotel operations	1	171
Total hotels	58	17,159

50% joint ventures	13	(1,573)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	2	(44)
Pro rata rooms attributed to joint venture partners		(1,871)
Pro rata share of rooms owned		15,288

(a)    Excludes hotel held for sale as of March 31, 2014.

Hotel Portfolio Composition
The following table illustrates the distribution of Same-store hotels.

			Year Ended December 31, 2013
Brand	Hotels	Rooms	Hotel Operating Revenue (in thousands)	Hotel EBITDA (in thousands)(a)
Embassy Suites Hotels	18	4,982	$255,744	$81,062
Wyndham and Wyndham Grand(b)	8	2,528	103,931	35,046
Renaissance and Marriott	3	1,321	119,838	21,341
DoubleTree by Hilton and Hilton	3	802	41,106	12,621
Sheraton and Westin	2	673	37,996	10,174
Fairmont	1	383	49,104	7,845
Holiday Inn	2	968	46,403	6,406
Morgans and Royalton	2	285	34,340	3,514
Core hotels	39	11,942	688,462	178,009
Non-strategic hotels(c)	18	5,046	184,125	45,611
Same-store hotels	57	16,988	$872,587	$223,620

Market
San Francisco area	5	1,903	$124,825	$31,587
Boston	3	916	76,510	17,794
South Florida	3	923	50,011	14,305
Los Angeles area	2	481	23,760	10,451
Myrtle Beach	2	640	37,955	10,120
New York area	3	546	48,045	6,761
Atlanta	1	316	14,016	5,491
Philadelphia	2	728	34,271	7,567
Tampa	1	361	46,423	7,435
Austin	1	188	13,126	5,680
Other markets	16	4,940	219,520	60,818
Core hotels	39	11,942	688,462	178,009
Non-strategic hotels(c)	18	5,046	184,125	45,611
Same-store hotels	57	16,988	$872,587	$223,620

Location
Urban	17	5,310	$323,304	$81,351
Resort	9	2,733	185,264	41,294
Airport	8	2,621	122,734	37,364
Suburban	5	1,278	57,160	18,000
Core hotels	39	11,942	688,462	178,009
Non-strategic hotels(c)	18	5,046	184,125	45,611
Same-store hotels	57	16,988	$872,587	$223,620

(a)
Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q. We consider Hotel Operating Revenue and Hotel EBITDA to be same store metrics for this presentation and hotels disposed or held for sale are excluded.

(b)	These hotels converted to Wyndham on March 1, 2013.

(c)	Excludes hotel held for sale as of March 31, 2014.

Hotel Operating Statistics
The following tables set forth occupancy, ADR and RevPAR for the three months ended March 31, 2014 and 2013, and the percentage changes therein for the periods presented, for our Same-store Consolidated Hotels.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended
	March 31,
	2014	2013	%Variance
Embassy Suites Hotels	76.8	74.1	3.7
Renaissance and Marriott	75.6	74.8	1.1
DoubleTree by Hilton and Hilton	64.4	59.8	7.8
Sheraton and Westin	56.4	58.2	(3.0)
Fairmont	58.6	60.3	(2.9)
Holiday Inn	64.5	68.4	(5.7)
Morgans and Royalton	79.4	81.0	(2.0)
Comparable core hotels (31)	72.2	70.9	1.8
Non-strategic hotels (18)(a)	71.3	69.7	2.3
Comparable hotels (49)	71.9	70.5	2.0
Wyndham and Wyndham Grand(b)	62.9	63.6	(1.0)
Same-store hotels (57)	70.5	69.5	1.6
	ADR ($)
	Three Months Ended
	March 31,
	2014	2013	%Variance
Embassy Suites Hotels	166.71	157.30	6.0
Renaissance and Marriott	236.72	221.01	7.1
DoubleTree by Hilton and Hilton	156.22	155.48	0.5
Sheraton and Westin	127.91	125.38	2.0
Fairmont	238.07	221.26	7.6
Holiday Inn	131.81	112.44	17.2
Morgans and Royalton	258.62	260.05	(0.5)
Comparable core hotels (31)	176.24	166.29	6.0
Non-strategic hotels (18)(a)	117.30	114.77	2.2
Comparable hotels (49)	155.85	148.56	4.9
Wyndham and Wyndham Grand(b)	144.62	139.38	3.8
Same-store hotels (57)	154.36	147.30	4.8
	RevPAR ($)
	Three Months Ended
	March 31,
	2014	2013	%Variance
Embassy Suites Hotels	128.06	116.56	9.9
Renaissance and Marriott	178.95	165.32	8.2
DoubleTree by Hilton and Hilton	100.65	92.96	8.3
Sheraton and Westin	72.20	72.93	(1.0)
Fairmont	139.46	133.52	4.4
Holiday Inn	85.01	76.89	10.6
Morgans and Royalton	205.34	210.76	(2.6)
Comparable core hotels (31)	127.25	117.93	7.9
Non-strategic hotels (18)(a)	83.62	80.00	4.5
Comparable hotels (49)	112.02	104.73	7.0
Wyndham and Wyndham Grand(b)	90.99	88.60	2.7
Same-store hotels (57)	108.90	102.31	6.4
(a)    Excludes hotel held for sale as of March 31, 2014.
(b)    These hotels converted to Wyndham on March 1, 2013.

Hotel Operating Statistics by Market

	Occupancy (%)
	Three Months Ended
	March 31,
	2014	2013	%Variance
San Francisco area	72.0	74.3	(3.2)
Los Angeles area	82.7	76.9	7.5
South Florida	91.2	90.8	0.4
Boston	60.8	63.0	(3.4)
New York area	71.7	73.3	(2.2)
Myrtle Beach	45.5	37.0	22.9
Atlanta	75.5	72.3	4.5
Philadelphia	59.7	53.0	12.7
Tampa	86.1	83.7	2.9
Austin	78.4	80.3	(2.4)
Other markets	72.5	70.2	3.2
Comparable core hotels (31)	72.2	70.9	1.8
	ADR ($)
	Three Months Ended
	March 31,
	2014	2013	%Variance
San Francisco area	188.07	162.38	15.8
Los Angeles area	137.23	136.12	0.8
South Florida	205.26	190.78	7.6
Boston	203.68	190.57	6.9
New York area	229.08	218.23	5.0
Myrtle Beach	108.73	108.94	(0.2)
Atlanta	146.50	142.77	2.6
Philadelphia	148.79	152.21	(2.2)
Tampa	226.08	215.29	5.0
Austin	232.97	221.78	5.0
Other markets	154.15	149.13	3.4
Comparable core hotels (31)	176.24	166.29	6.0
	RevPAR ($)
	Three Months Ended
	March 31,
	2014	2013	%Variance
San Francisco area	135.42	120.73	12.2
Los Angeles area	113.46	104.71	8.4
South Florida	187.18	173.22	8.1
Boston	123.91	120.00	3.3
New York area	164.18	159.99	2.6
Myrtle Beach	49.43	40.30	22.6
Atlanta	110.64	103.18	7.2
Philadelphia	88.84	80.65	10.2
Tampa	194.74	180.26	8.0
Austin	182.67	178.15	2.5
Other markets	111.72	104.74	6.7
Comparable core hotels (31)	127.25	117.93	7.9

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at March 31, 2014.

Core Hotels	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Indian Wells – Esmeralda Resort & Spa	Renaissance	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Napa Valley	Embassy Suites Hotel	CA	205
Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	250
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
San Diego – Bayside	Wyndham	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica – at the Pier	Wyndham	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	DoubleTree Suites by Hilton	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
New Orleans – French Quarter	Wyndham	LA	374
Boston – Beacon Hill	Wyndham	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – Morgans	Independent	NY	117
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Wyndham	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Wyndham	PA	251
Charleston – The Mills House	Wyndham Grand	SC	216
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383

Hotel Portfolio (continued)

Core Hotels	Brand	State	Rooms	% Owned	(a)
Austin	DoubleTree Suites by Hilton	TX	188	90%
Dallas – Love Field	Embassy Suites Hotel	TX	248
Houston – Medical Center	Wyndham	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotel under Development
New York – Knickerbocker	Independent	NY	330	95%

Non-strategic Hotels
Dana Point – Doheny Beach	DoubleTree Suites by Hilton	CA	196
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Orlando – International Airport	Holiday Inn	FL	288
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Parsippany	Embassy Suites Hotel	NJ	274	50%
Toronto – International Airport	Holiday Inn	Ontario	446
Austin – Central	Embassy Suites Hotel	TX	260	50%
Dallas – Park Central	Westin	TX	536	60%
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%

Non-strategic Hotel Held for Sale
Charlotte – SouthPark	DoubleTree Suites by Hilton	NC	208

(a)	We own 100% of each hotel except where otherwise noted.

Liquidity and Capital Resources
Operating Activities
During the first three months of 2014, our operations (primarily hotel operations) provided $22.4 million in cash, $17.5 million more than the same period last year. This increase is primarily attributable to the 2014 receipt of Wyndham’s $8 million net operating income guaranty (which we accrued for in 2013), as well as improved operations compared to last year. Our consolidated statements of cash flows combines cash flow from continuing and discontinued operations. Hotels in discontinuing operations did not generate operating cash flow for the three months ended March 31, 2014 and generated $2.7 million of operating cash flow for the three months ended March 31, 2013. The hotels reported in discontinued operations will not provide acceptable future returns of operating cash flow on our investment, and we do not expect the absence of their operating cash flow to have a material impact on our business.
At March 31, 2014, we had $73.5 million of cash and cash equivalents, including $44.4 million held by third-party management companies.
RevPAR growth for the lodging industry remains strong. RevPAR at our comparable hotels for the first three months increased 7.0%, driven by a 4.9% increase in ADR and a 2.0% increase in occupancy. We expect RevPAR at our comparable hotels to increase 6.5-7.5% during 2014, primarily from ADR growth, which is a premium to the industry due to portfolio condition and quality. We expect to generate $112.9 - $118.8 million of operating cash flow in 2014.
Investing Activities
During the first three months of 2014, we had $220,000 of cash provided by investing activities compared to $29.3 million of cash used during the same period last year. So far in 2014, compared to the same period last year, we spent $5.3 million more on improvements and additions to hotels and $15.4 million more on hotel development. These increases in capitalized investments were more than offset by $39.9 million in net proceeds from hotel sales and a $10.2 million reduction of restricted cash (which was primarily used to fund our hotel development).
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
To date, we have sold 26 hotels as part of our portfolio repositioning plan. We are currently marketing eight non-strategic hotels (of which we have agreed to sell five) and expect to bring another to market later this year. We indirectly own 50% interests in the other 10 non-strategic hotels, which are owned by a joint venture with one of our brand-managers. We have made substantial progress with our partner to unwind that joint venture, as a consequence of which we would own five of those hotels outright (our joint venture partner would own the other five). When the joint venture is unwound (which we are targeting to occur in the second quarter), we intend to begin marketing those hotels immediately.
Financing Activities
During the first three months of 2014, cash provided by financing activities decreased by $35.2 million compared to the same period last year. We repaid $73.0 million more of debt in the current year as compared to the same period last year, which was partially offset by $40.9 million in net proceeds from issuing preferred equity by our Knickerbocker Hotel consolidated joint venture. In 2014, we expect to pay approximately $3 million of normally occurring principal payments, $39 million of preferred dividends and $10 million in common dividends (assuming the current quarterly dividend per share), all of which will be funded from operating cash flow and cash on hand. We are using proceeds from hotel sales to make additional non-recurring principal payments. To the extent debt matures prior to receiving sufficient proceeds from asset sales, we expect to bridge the shortfall with a low-cost and freely pre-payable loan that would be repaid with subsequent asset sale proceeds.
FelCor’s Board of Directors reinstated a quarterly common dividend in October 2013, in recognition of our ongoing and successful portfolio repositioning and balance sheet restructuring. FelCor’s Board of Directors declared a $0.02 per share first quarter common stock dividend, which was paid in April 2014. FelCor LP, which is our operating partnership, distributes funds to FelCor to pay common or preferred dividends. FelCor's Board of Directors will determine the amount of future common and preferred dividends for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.
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
Most of our secured debt (other than our senior notes and line of credit) includes lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves, even if revenues are flowing through a lock-box because a specified debt service coverage ratio is not met. With the exception of a loan secured by one property, all of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.

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
At March 31, 2014, approximately 90% of our consolidated debt bears fixed-rate interest.
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
Expected Maturity Date
at March 31, 2014
(dollars in thousands)

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$270,924	$3,107	$11,461	$2,810	$2,954	$1,194,701	$1,485,957	$1,546,449
Average interest rate	9.52%	5.11%	5.61%	4.95%	4.95%	6.04%	6.66%
Floating-rate:
Debt	—	—	157,861	—	—	—	157,861	$158,351
Average interest rate (a)	—	—	3.91%	—	—	—	3.91%
Total debt	$270,924	$3,107	$169,322	$2,810	$2,954	$1,194,701	$1,643,818
Average interest rate	9.52%	5.11%	4.03%	4.95%	4.95%	6.04%	6.40%
Net discount							(3,190)
Total debt							$1,640,628

(a)	The average floating interest rate considers the implied forward rates in the yield curve at March 31, 2014.

Item 4.	Controls and Procedures.
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

* Previously filed.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) FelCor’s Consolidated Statements of Operations for the three months ended

March 31, 2014 and 2013; (iii) FelCor’s Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013; (iv) FelCor’s Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and 2013; (v) FelCor’s Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (vi) FelCor LP’s Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (vii) FelCor LP’s Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (viii) FelCor LP’s Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the three months ended March 31, 2014 and 2013; (x) FelCor LP’s Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: May 2, 2014	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: May 2, 2014	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller