Form 10-Q
period 2014-06-30
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2014-08-01
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

At July 28, 2014, FelCor Lodging Trust Incorporated had issued and outstanding 124,289,525 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended June 30, 2014, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2014	December 31, 2013
Assets
Investment in hotels, net of accumulated depreciation of $882,585 and $929,801 at June 30, 2014 and December 31, 2013, respectively	$1,552,172	$1,653,267
Hotel development	261,181	216,747
Investment in unconsolidated entities	44,126	46,943
Hotels held for sale	33,148	16,319
Cash and cash equivalents	61,344	45,645
Restricted cash	66,046	77,227
Accounts receivable, net of allowance for doubtful accounts of $231 and $262 at June 30, 2014 and December 31, 2013, respectively	35,889	35,747
Deferred expenses, net of accumulated amortization of $22,095 and $20,362 at June 30, 2014 and December 31, 2013, respectively	25,962	29,325
Other assets	26,796	23,060
Total assets	$2,106,664	$2,144,280
Liabilities and Equity
Debt, net of discount of $1,615 and $4,714 at June 30, 2014 and December 31, 2013, respectively	$1,601,166	$1,663,226
Distributions payable	11,228	11,047
Accrued expenses and other liabilities	149,799	150,738
Total liabilities	1,762,193	1,825,011
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 613 and 618 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6,440	5,039
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,004 and $322,011, issued and outstanding at June 30, 2014 and December 31, 2013, respectively	309,354	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at June 30, 2014 and December 31, 2013	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 124,290 and 124,051 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,243	1,240
Additional paid-in capital	2,354,847	2,354,328
Accumulated other comprehensive income	24,892	24,937
Accumulated deficit	(2,584,211)	(2,568,350)
Total FelCor stockholders’ equity	275,537	290,929
Noncontrolling interests in other partnerships	21,500	23,301
Preferred equity in consolidated joint venture, liquidation value of $41,590	40,994	—
Total equity	338,031	314,230
Total liabilities and equity	$2,106,664	$2,144,280
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2014 and 2013
(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Hotel operating revenue	$258,279	$238,806	$479,301	$447,344
Other revenue	1,236	1,050	1,563	1,449
Total revenues	259,515	239,856	480,864	448,793
Expenses:
Hotel departmental expenses	89,628	84,971	173,151	165,376
Other property-related costs	62,912	60,030	124,490	119,458
Management and franchise fees	10,160	8,914	19,173	18,077
Taxes, insurance and lease expense	26,992	24,853	50,625	47,017
Corporate expenses	7,647	6,694	15,472	14,526
Depreciation and amortization	29,082	29,898	58,683	59,653
Impairment loss	—	24,441	—	24,441
Conversion expenses	—	587	—	1,215
Other expenses	2,114	3,915	4,128	4,736
Total operating expenses	228,535	244,303	445,722	454,499
Operating income (loss)	30,980	(4,447)	35,142	(5,706)
Interest expense, net	(24,495)	(26,376)	(49,722)	(52,661)
Debt extinguishment	(27)	—	(33)	—
Gain on sale of other assets, net	100	—	100	—
Income (loss) before equity in income from unconsolidated entities	6,558	(30,823)	(14,513)	(58,367)
Equity in income from unconsolidated entities	2,766	1,905	3,409	1,994
Income (loss) from continuing operations	9,324	(28,918)	(11,104)	(56,373)
Income from discontinued operations	5	6,123	140	6,973
Income (loss) before gain on sale of property	9,329	(22,795)	(10,964)	(49,400)
Gain on sale of property, net	15,626	—	21,083	—
Net income (loss)	24,955	(22,795)	10,119	(49,400)
Net loss (income) attributable to noncontrolling interests in other partnerships	(262)	3,972	(184)	4,212
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(71)	140	50	320
Preferred distributions - consolidated joint venture	(341)	—	(522)	—
Net income (loss) attributable to FelCor	24,281	(18,683)	9,463	(44,868)
Preferred dividends	(9,678)	(9,678)	(19,356)	(19,356)
Net income (loss) attributable to FelCor common stockholders	$14,603	$(28,361)	$(9,893)	$(64,224)
Basic and diluted per common share data:
Income (loss) from continuing operations	$0.12	$(0.28)	$(0.08)	$(0.57)
Net income (loss)	$0.12	$(0.23)	$(0.08)	$(0.52)
Basic weighted average common shares outstanding	124,169	123,814	124,158	123,814
Diluted weighted average common shares outstanding	125,386	123,814	124,158	123,814
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 and 2013
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$24,955	$(22,795)	$10,119	$(49,400)
Foreign currency translation adjustment	575	(567)	(45)	(924)
Comprehensive income (loss)	25,530	(23,362)	10,074	(50,324)
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	(262)	3,972	(184)	4,212
Comprehensive loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(74)	143	50	325
Preferred distributions - consolidated joint venture	(341)	—	(522)	—
Comprehensive income (loss) attributable to FelCor	$24,853	$(19,247)	$9,418	$(45,787)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2014 and 2013
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income		Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit			Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2012	12,948	$478,774	124,117	$1,241	$2,353,581	$26,039	$(2,464,968)	$27,352	$—		$422,019
Issuance of stock awards	—	—	5	—	—	—	—	—	—		—
Stock awards - amortization	—	—	—	—	2,173	—	—	—	—		2,173
Allocation to redeemable noncontrolling interests	—	—	—	—	(1,095)	—	—	—	—		(1,095)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	1,840	—		1,840
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(446)	—		(446)
Preferred dividends:
$0.975 per Series A preferred share	—	—	—	—	—	—	(12,558)	—	—		(12,558)
$1.00 per Series C depositary preferred share	—	—	—	—	—	—	(6,798)	—	—		(6,798)
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(919)	—	—	—	$(919)
Net loss	—	—	—	—	—	—	(44,868)	(4,212)	—	(49,080)
Comprehensive loss										$(49,999)	(49,999)
Balance at June 30, 2013	12,948	$478,774	124,122	$1,241	$2,354,659	$25,120	$(2,529,192)	$24,534	$—		$355,136
Balance at December 31, 2013	12,948	$478,774	124,051	$1,240	$2,354,328	$24,937	$(2,568,350)	$23,301	—		$314,230
Conversion of preferred stock into common stock	—	(8)	—	—	8	—	—	—	—		—
Issuance of stock awards	—	—	349	4	(4)	—	—	—	—		—
Stock awards - amortization	—	—	—	—	1,990	—	—	—	—		1,990
Forfeiture of stock awards	—	—	(115)	(1)	—	—	(931)	—	—		(932)
Conversion of operating partnership units into common shares	—	—	5	—	44	—	—	—	—		44
Allocation to redeemable noncontrolling interests	—	—	—	—	(1,519)	—	—	—	—		(1,519)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	5,069	—		5,069
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(7,054)	—		(7,054)
Dividends declared:
$0.04 per common share	—	—	—	—	—	—	(5,037)	—	—		(5,037)
$0.975 per Series A preferred share	—	—	—	—	—	—	(12,558)	—	—		(12,558)
$1.00 per Series C depositary preferred share	—	—	—	—	—	—	(6,798)	—	—		(6,798)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(522)		(522)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	40,994		40,994
Comprehensive income (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(45)	—	—	—	$(45)
Net income	—	—	—	—	—	—	9,463	184	522	10,169
Comprehensive income										$10,124	10,124
Balance at June 30, 2014	12,948	$478,766	124,290	$1,243	$2,354,847	$24,892	$(2,584,211)	$21,500	$40,994		$338,031
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$10,119	$(49,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,683	63,194
Gain on sale of property and other assets, net	(21,574)	(7,259)
Amortization of deferred financing fees and debt discount	5,907	5,426
Amortization of fixed stock and directors’ compensation	2,953	3,150
Equity based severance	—	822
Equity in income from unconsolidated entities	(3,409)	(1,994)
Distributions of income from unconsolidated entities	2,320	2,384
Debt extinguishment	278	—
Impairment loss	—	27,706
Changes in assets and liabilities:
Accounts receivable	(1,155)	(15,803)
Other assets	(5,825)	(7,211)
Accrued expenses and other liabilities	5,824	8,256
Net cash flow provided by operating activities	54,121	29,271
Cash flows from investing activities:
Improvements and additions to hotels	(48,032)	(47,023)
Hotel development	(48,178)	(22,220)
Net proceeds from asset dispositions	93,608	20,479
Change in restricted cash – investing	11,181	46
Insurance proceeds	255	—
Distributions from unconsolidated entities	3,906	3,441
Contributions to unconsolidated entities	—	(1,500)
Net cash flow provided by (used in) investing activities	12,740	(46,777)
Cash flows from financing activities:
Proceeds from borrowings	140,500	127,245
Repayment of borrowings	(205,904)	(68,535)
Payment of deferred financing fees	(11)	(2,698)
Distributions paid to noncontrolling interests	(7,054)	(446)
Contributions from noncontrolling interests	5,069	1,840
Distributions paid to FelCor LP limited partners	(20)	—
Distributions paid to preferred stockholders	(19,356)	(19,356)
Preferred distributions - consolidated joint venture	(409)	—
Distributions paid to common stockholders	(4,968)	—
Net proceeds from issuance of preferred equity - consolidated joint venture	40,994	—
Net cash flow provided by (used in) financing activities	(51,159)	38,050
Effect of exchange rate changes on cash	(3)	(54)
Net change in cash and cash equivalents	15,699	20,490
Cash and cash equivalents at beginning of periods	45,645	45,745
Cash and cash equivalents at end of periods	$61,344	$66,235

Supplemental cash flow information – interest paid, net of capitalized interest	$43,747	$38,301
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2014	2013
Assets
Investment in hotels, net of accumulated depreciation of $882,585 and $929,801 at June 30, 2014 and December 31, 2013, respectively	$1,552,172	$1,653,267
Hotel development	261,181	216,747
Investment in unconsolidated entities	44,126	46,943
Hotels held for sale	33,148	16,319
Cash and cash equivalents	61,344	45,645
Restricted cash	66,046	77,227
Accounts receivable, net of allowance for doubtful accounts of $231 and $262 at June 30, 2014 and December 31, 2013, respectively	35,889	35,747
Deferred expenses, net of accumulated amortization of $22,095 and $20,362 at June 30, 2014 and December 31, 2013, respectively	25,962	29,325
Other assets	26,796	23,060
Total assets	$2,106,664	$2,144,280
Liabilities and Partners’ Capital
Debt, net of discount of $1,615 and $4,714 at June 30, 2014 and December 31, 2013, respectively	$1,601,166	$1,663,226
Distributions payable	11,228	11,047
Accrued expenses and other liabilities	149,799	150,738
Total liabilities	1,762,193	1,825,011
Commitments and contingencies
Redeemable units, 613 and 618 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6,440	5,039
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at June 30, 2014 and December 31, 2013	309,354	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at June 30, 2014 and December 31, 2013	169,412	169,412
Common units, 124,290 and 124,051 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively	(228,227)	(212,888)
Accumulated other comprehensive income	24,998	25,043
Total FelCor LP partners’ capital	275,537	290,929
Noncontrolling interests	21,500	23,301
Preferred capital in consolidated joint venture	40,994	—
Total partners’ capital	338,031	314,230
Total liabilities and partners’ capital	$2,106,664	$2,144,280
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2014 and 2013
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Hotel operating revenue	$258,279	$238,806	$479,301	$447,344
Other revenue	1,236	1,050	1,563	1,449
Total revenues	259,515	239,856	480,864	448,793
Expenses:
Hotel departmental expenses	89,628	84,971	173,151	165,376
Other property-related costs	62,912	60,030	124,490	119,458
Management and franchise fees	10,160	8,914	19,173	18,077
Taxes, insurance and lease expense	26,992	24,853	50,625	47,017
Corporate expenses	7,647	6,694	15,472	14,526
Depreciation and amortization	29,082	29,898	58,683	59,653
Impairment loss	—	24,441	—	24,441
Conversion expenses	—	587	—	1,215
Other expenses	2,114	3,915	4,128	4,736
Total operating expenses	228,535	244,303	445,722	454,499
Operating income (loss)	30,980	(4,447)	35,142	(5,706)
Interest expense, net	(24,495)	(26,376)	(49,722)	(52,661)
Debt extinguishment	(27)	—	(33)	—
Gain on sale of other assets, net	100	—	100	—
Income (loss) before equity in income from unconsolidated entities	6,558	(30,823)	(14,513)	(58,367)
Equity in income from unconsolidated entities	2,766	1,905	3,409	1,994
Income (loss) from continuing operations	9,324	(28,918)	(11,104)	(56,373)
Income from discontinued operations	5	6,123	140	6,973
Income (loss) before gain on sale of property	9,329	(22,795)	(10,964)	(49,400)
Gain on sale of property, net	15,626	—	21,083	—
Net income (loss)	24,955	(22,795)	10,119	(49,400)
Net loss (income) attributable to noncontrolling interests	(262)	3,972	(184)	4,212
Preferred distributions - consolidated joint venture	(341)	—	(522)	—
Net income (loss) attributable to FelCor LP	24,352	(18,823)	9,413	(45,188)
Preferred distributions	(9,678)	(9,678)	(19,356)	(19,356)
Net income (loss) attributable to FelCor LP common unitholders	$14,674	$(28,501)	$(9,943)	$(64,544)
Basic and diluted per common unit data:
Income (loss) from continuing operations	$0.12	$(0.28)	$(0.08)	$(0.57)
Net income (loss)	$0.12	$(0.23)	$(0.08)	$(0.52)
Basic weighted average common units outstanding	124,783	124,435	124,774	124,435
Diluted weighted average common units outstanding	126,000	124,435	124,774	124,435
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 and 2013
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$24,955	$(22,795)	$10,119	$(49,400)
Foreign currency translation adjustment	575	(567)	(45)	(924)
Comprehensive income (loss)	25,530	(23,362)	10,074	(50,324)
Comprehensive loss (income) attributable to noncontrolling interests	(262)	3,972	(184)	4,212
Preferred distributions - consolidated joint venture	(341)	—	(522)	—
Comprehensive income (loss) attributable to FelCor LP	$24,927	$(19,390)	$9,368	$(46,112)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2014 and 2013
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2012	$478,774	$(110,258)	$26,151	$27,352	$—		$422,019
FelCor restricted stock compensation	—	2,173	—	—	—		2,173
Contributions	—	—	—	1,840	—		1,840
Distributions	—	(19,356)	—	(446)	—		(19,802)
Allocation to redeemable units	—	(770)	—	—	—		(770)
Comprehensive loss:
Foreign exchange translation			(924)		—	$(924)
Net loss		(45,188)		(4,212)	—	(49,400)
Comprehensive loss						$(50,324)	(50,324)
Balance at June 30, 2013	$478,774	$(173,399)	$25,227	$24,534	$—		$355,136

Balance at December 31, 2013	$478,774	$(212,888)	$25,043	$23,301	—		$314,230
Conversion of preferred units into common units	(8)	8	—	—	—		—
FelCor restricted stock compensation	—	1,058	—	—	—		1,058
Contributions	—	—	—	5,069	—		5,069
Distributions	—	(24,393)	—	(7,054)	(522)		(31,969)
Allocation to redeemable units	—	(1,425)	—	—	—		(1,425)
Issuance of preferred capital - consolidated joint venture	—	—	—	—	40,994		40,994
Comprehensive income:
Foreign exchange translation			(45)		—	$(45)
Net income		9,413		184	522	10,119
Comprehensive income						$10,074	10,074
Balance at June 30, 2014	$478,766	$(228,227)	$24,998	$21,500	$40,994		$338,031
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$10,119	$(49,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,683	63,194
Gain on sale of property and other assets, net	(21,574)	(7,259)
Amortization of deferred financing fees and debt discount	5,907	5,426
Amortization of fixed stock and directors’ compensation	2,953	3,150
Equity based severance	—	822
Equity in income from unconsolidated entities	(3,409)	(1,994)
Distributions of income from unconsolidated entities	2,320	2,384
Debt extinguishment	278	—
Impairment loss	—	27,706
Changes in assets and liabilities:
Accounts receivable	(1,155)	(15,803)
Other assets	(5,825)	(7,211)
Accrued expenses and other liabilities	5,824	8,256
Net cash flow provided by operating activities	54,121	29,271
Cash flows from investing activities:
Improvements and additions to hotels	(48,032)	(47,023)
Hotel development	(48,178)	(22,220)
Net proceeds from asset dispositions	93,608	20,479
Change in restricted cash – investing	11,181	46
Insurance proceeds	255	—
Distributions from unconsolidated entities	3,906	3,441
Contributions to unconsolidated entities	—	(1,500)
Net cash flow provided by (used in) investing activities	12,740	(46,777)
Cash flows from financing activities:
Proceeds from borrowings	140,500	127,245
Repayment of borrowings	(205,904)	(68,535)
Payment of deferred financing fees	(11)	(2,698)
Distributions paid to noncontrolling interests	(7,054)	(446)
Contributions from noncontrolling interests	5,069	1,840
Distributions paid to FelCor LP limited partners	(20)	—
Distributions paid to preferred unitholders	(19,356)	(19,356)
Preferred distributions - consolidated joint venture	(409)	—
Distributions paid to common unitholders	(4,968)	—
Net proceeds from issuance of preferred capital - consolidated joint venture	40,994	—
Net cash flow provided by (used in) financing activities	(51,159)	38,050
Effect of exchange rate changes on cash	(3)	(54)
Net change in cash and cash equivalents	15,699	20,490
Cash and cash equivalents at beginning of periods	45,645	45,745
Cash and cash equivalents at end of periods	$61,344	$66,235

Supplemental cash flow information – interest paid, net of capitalized interest	$43,747	$38,301
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 57 hotels as of June 30, 2014, two of which were held for sale. At June 30, 2014, we had an aggregate of 124,902,232 shares and units outstanding, consisting of 124,289,525 shares of FelCor common stock and 612,707 FelCor LP units not owned by FelCor.
Of the 55 hotels not held for sale as of June 30, 2014, we owned a 100% interest in 39 hotels, a 90% interest in an entity owning one hotel, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 13 hotels. We consolidate our real estate interests in the 42 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. We leased 54 of the 55 hotels in continuing operations to our taxable REIT subsidiaries, of which we own a controlling interest. One 50% owned hotel was operated without a lease. Because we owned controlling interests in these lessees, we consolidated our interests in these 54 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statements of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in each of the remaining 42 hotels (we consolidate our real estate interest in these hotels).
The following table illustrates the distribution of our 54 Consolidated Hotels at June 30, 2014:

Brand	Hotels	Rooms
Embassy Suites Hotels®	30	7,916
Wyndham® and Wyndham Grand®	8	2,528
Sheraton® and Westin®	4	1,604
Marriott® and Renaissance®	3	1,321
Holiday Inn®	3	1,256
DoubleTree by Hilton® and Hilton®	3	802
Fairmont®	1	383
Morgans and Royalton	2	285
Total	54	16,095
At June 30, 2014, our Consolidated Hotels were located in in 20 states, with concentrations in California (12 hotels), Florida (seven hotels) and Texas (seven hotels). Approximately 53% of our revenue was generated from hotels in these three states during the first six months of 2014.
At June 30, 2014, of our 54 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 32 hotels, (ii) subsidiaries of Wyndham Hotel Group, or Wyndham, managed eight hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed four hotels,(iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (v) subsidiaries of InterContinental Hotels Group, or IHG, managed three hotels, (vi) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, (vii) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (viii) an independent management company managed one hotel.

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
The information in our consolidated financial statements for the three and six months ended June 30, 2014 and 2013 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2014 and 2013, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities
At June 30, 2014 and December 31, 2013, we owned 50% interests in joint ventures that owned 13 hotels. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	June 30,	December 31,
	2014	2013
Investment in hotels and other properties, net of accumulated depreciation	$132,773	$140,145
Total assets	$152,454	$155,848
Debt	$146,722	$146,358
Total liabilities	$152,446	$152,068
Equity	$8	$3,780
Our unconsolidated entities’ debt at June 30, 2014 and December 31, 2013 consisted entirely of non-recourse mortgage debt.  In March 2014, one of our unconsolidated joint ventures refinanced $128 million of debt and extended the maturity until 2017.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$22,327	$20,543	$36,945	$34,151
Net income	$6,462	$4,740	$8,678	$5,848

Net income attributable to FelCor	$3,231	$2,370	$4,339	$2,924
Depreciation of cost in excess of book value	(465)	(465)	(930)	(930)
Equity in income from unconsolidated entities	$2,766	$1,905	$3,409	$1,994
The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	June 30,	December 31,
	2014	2013
Hotel-related investments	$(7,651)	$(6,349)
Cost in excess of book value of hotel investments	44,122	45,053
Land and condominium investments	7,655	8,239
Investment in unconsolidated entities	$44,126	$46,943
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Hotel investments	$2,722	$1,883	$3,993	$2,591
Other investments	44	22	(584)	(597)
Equity in income from unconsolidated entities	$2,766	$1,905	$3,409	$1,994
On July 25, 2014, we unwound unconsolidated joint ventures, in which we held a 50% interest, that owned 10 hotels. As a consequence, we now own 100% of five of the hotels and affiliates of our joint venture partner now own 100% of the other five hotels. In addition, we received our partner’s 10% interest in a separate venture also resulting in our 100% ownership of an additional hotel. We paid $2.2 million to our joint venture partner to equalize the aggregate value of assets received by us compared to our joint venture partner. We have not yet determined the anticipated gain to be recorded in our consolidated statement of operations for the third quarter from this transaction.
Our joint ventures had a loan secured by eight of these properties. That loan bears interest at one-month LIBOR plus 3%, matures in March 2017 and is freely pre-payable in whole or in part. In connection with unwinding the joint ventures, that loan was bifurcated. We are only liable to repay our share of the bifurcated loan ($64 million), which share is secured by mortgages on four of the hotels we now wholly-own.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt
Consolidated debt consisted of the following (dollars in thousands):

	Encumbered	Interest	Maturity	June 30,	December 31,
	Hotels	Rate (%)	Date	2014	2013
Line of credit	8	LIBOR + 3.375	June 2016(a)	$87,500	$88,000
Hotel mortgage debt
Mortgage debt	1	5.81	July 2016	9,641	9,904
Mortgage debt(b)	4	4.95	October 2022	125,404	126,220
Mortgage debt	1	4.94	October 2022	31,471	31,714
Senior notes
Senior secured notes(c)	11	10.00	October 2014	232,289	229,190
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Knickerbocker loan(d)
Construction tranche	—	LIBOR + 4.00	May 2016	12,994	—
Cash collateralized tranche	—	LIBOR + 1.25	May 2016	51,867	64,861
Retired debt	—	—	—	—	63,337
Total	40			$1,601,166	$1,663,226

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(c)	We originally issued $636 million (face amount) of these notes. After redemptions in 2011 and 2012, $234 million (face amount) of these notes were outstanding at June 30, 2014 and December 31, 2013.

(d)
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
In April 2014, we repaid $15.6 million of debt, secured by two hotels, scheduled to mature in July 2014. In May 2014, we paid an additional $19.2 million of debt, secured by a hotel, scheduled to mature in August 2014.
We reported $24.5 million and $26.4 million of interest expense for the three months ended June 30, 2014 and 2013, respectively, which is net of: (i) interest income of $14,000 and $22,000 and (ii) capitalized interest of $4.3 million and $2.9 million, respectively. We reported $49.7 million and $52.7 million of interest expense for the six months ended June 30, 2014 and 2013, respectively, which is net of: (i) interest income of $29,000 and $45,000 and (ii) capitalized interest of $8.3 million and $5.7 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Debt — (continued)

During July, we obtained a $140 million term loan secured by three hotels. Borrowings under the facility bear interest at LIBOR (no floor) plus 2.5%. The loan matures in 2017 (may be extended for up to two years, subject to satisfaction of certain conditions) and is freely pre-payable. On August 15, 2014, we expect to use borrowings from the term loan, cash on hand and borrowings under our line of credit to repay the remaining $234 million of our maturing 10% senior secured notes. We will use proceeds from pending and future asset sales to repay the term loan and our line of credit.

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Room revenue	$200,238	$184,327	$370,067	$344,834
Food and beverage revenue	45,471	42,162	85,256	79,105
Other operating departments	12,570	12,317	23,978	23,405
Total hotel operating revenue	$258,279	$238,806	$479,301	$447,344
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

	Three Months Ended June 30,
	2014		2013
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$50,585	19.6%	$47,322	19.8%
Food and beverage	33,066	12.8	31,747	13.3
Other operating departments	5,977	2.3	5,902	2.5
Total hotel departmental expenses	$89,628	34.7%	$84,971	35.6%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

	Six Months Ended June 30,
	2014		2013
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$97,318	20.3%	$92,192	20.6%
Food and beverage	64,253	13.4	61,993	13.9
Other operating departments	11,580	2.4	11,191	2.5
Total hotel departmental expenses	$173,151	36.1%	$165,376	37.0%
Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$21,133	8.2%	$20,311	8.5%
Marketing	21,150	8.2	19,555	8.2
Repair and maintenance	11,332	4.4	11,247	4.7
Utilities	9,297	3.6	8,917	3.7
Total other property-related costs	$62,912	24.4%	$60,030	25.1%

	Six Months Ended June 30,
	2014		2013
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$40,967	8.5%	$40,358	9.0%
Marketing	41,221	8.6	38,566	8.6
Repair and maintenance	23,019	4.8	22,808	5.1
Utilities	19,283	4.1	17,726	4.0
Total other property-related costs	$124,490	26.0%	$119,458	26.7%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

In March 2013, we rebranded and transitioned management at eight core hotels located in strategic markets to Wyndham brands. Wyndham's parent guaranteed a minimum level of net operating income for each year of the initial ten-year term, subject to an aggregate $100 million limit over the term and an annual $21.5 million limit. Amounts recorded under the guaranty will be accounted for, to the extent available, as a reduction in contractual management and other fees paid and payable to Wyndham. Any amounts in excess of those fees will be recorded as revenue when earned. For the six months ended June 30, 2014 and 2013, we have recorded a $431,000 and $2.7 million, respectively, pro rata portion of the projected full-year guaranty (of which $295,000 and $2.3 million is for the three months ended June 30, 2014 and 2013, respectively) as a reduction of Wyndham's contractual management and other fees.

5.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Hotel lease expense(a)	$13,296	$12,166	$23,687	$21,723
Land lease expense(b)	3,160	2,772	5,622	5,166
Real estate and other taxes	8,025	7,637	16,133	15,232
Property insurance, general liability insurance and other	2,511	2,278	5,183	4,896
Total taxes, insurance and lease expense	$26,992	$24,853	$50,625	$47,017

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities and is partially (generally 49%) offset through noncontrolling interests in other partnerships. Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $7.8 million and $6.7 million for the three months ended June 30, 2014 and 2013, respectively, and $12.7 million and $10.8 million for the six months ended June 30, 2014 and 2013, respectively.

(b)
Land lease expense includes percentage rent of $1.7 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and $2.7 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively.

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
We may record impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and/or lodging industry weakens, or we shorten our contemplated holding period for additional hotels. For the quarter ended June 30, 2013, we recorded a $27.7 million impairment charge ($24.4 million related to two hotels included in continuing operations and $3.3 million related to one hotel included in discontinued operations).
The impairment charge related to the one hotel included in discontinued operations ($3.3 million) was based on third-party offers to purchase (a Level 2 input under authoritative guidance for fair value measurements) at prices below our previously estimated fair market values for this property. This hotel had been identified as a sale candidate in a prior year, reducing its estimated hold period at that time.
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
During the six months ended June 30, 2014, we sold four hotels, one of which was previously held for sale at December 31, 2013. Additionally, as of June 30, 2014, we had two hotels held for sale. We designate a hotel as held for sale when the sale is probable within the next twelve months. We consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale, and we have received a substantial non-refundable deposit. Operations for five of the hotels (three hotels sold not previously held for sale and two hotels held for sale as of June 30, 2014) are included in income (loss) from continuing operations as shown in the statements of operations for the three and six months ended June 30, 2014 and 2013, as disposition of these hotels does not represent a strategic shift in our business.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Hotel Dispositions — (continued)

The following table includes operations from these five hotels (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$816	$652	$226	$(370)
Net income (loss) attributable to FelCor	$784	$621	$173	$(413)

The gain on the sale of the three hotels not previously held for sale is reported in the accompanying statement of operations on a separate line item and is not included in continuing operations.

Discontinued operations include the results of operations for five hotels sold in 2013 and one hotel sold in 2014 (which was held for sale as of December 31, 2013). The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Hotel operating revenue	$—	$12,858	$730	$24,612
Operating expenses	5	(13,796)	(670)	(24,501)
Operating income (loss) from discontinued operations	5	(938)	60	111
Interest expense, net	—	(198)	(66)	(397)
Debt extinguishment	—	—	(245)	—
Gain on sale of property, net	—	7,259	391	7,259
Income from discontinued operations	$5	$6,123	$140	$6,973

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income (Loss) Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to FelCor	$24,281	$(18,683)	$9,463	$(44,868)
Discontinued operations attributable to FelCor	(5)	(6,021)	(139)	(6,852)
Income (loss) from continuing operations attributable to FelCor	24,276	(24,704)	9,324	(51,720)
Less: Preferred dividends	(9,678)	(9,678)	(19,356)	(19,356)
Less: Dividends declared on unvested restricted stock	(2)	—	(3)	—
Less: Undistributed earnings allocated to unvested restricted stock	(6)	—	—	—
Numerator for continuing operations attributable to FelCor common stockholders	14,590	(34,382)	(10,035)	(71,076)
Discontinued operations attributable to FelCor	5	6,021	139	6,852
Numerator for basic and diluted income (loss) attributable to FelCor common stockholders	$14,595	$(28,361)	$(9,896)	$(64,224)
Denominator:
Denominator for basic income (loss) per share	124,169	123,814	124,158	123,814
Denominator for diluted income (loss) per share	125,386	123,814	124,158	123,814
Basic and diluted income (loss) per share data:
Income (loss) from continuing operations	$0.12	$(0.28)	$(0.08)	$(0.57)
Discontinued operations	$—	$0.05	$—	$0.06
Net income (loss)	$0.12	$(0.23)	$(0.08)	$(0.52)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income (Loss) Per Share/Unit — (continued)

FelCor LP Income (Loss) Per Unit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to FelCor LP	$24,352	$(18,823)	$9,413	$(45,188)
Discontinued operations attributable to FelCor LP	(5)	(6,051)	(140)	(6,886)
Income (loss) from continuing operations attributable to FelCor LP	24,347	(24,874)	9,273	(52,074)
Less: Preferred distributions	(9,678)	(9,678)	(19,356)	(19,356)
Less: Distributions declared on FelCor unvested restricted stock	(2)	—	(3)	—
Less: Undistributed earnings allocated to FelCor unvested restricted stock	(6)	—	—	—
Numerator for continuing operations attributable to FelCor LP common unitholders	14,661	(34,552)	(10,086)	(71,430)
Discontinued operations attributable to FelCor LP	5	6,051	140	6,886
Numerator for basic and diluted income (loss) attributable to FelCor common unitholders	$14,666	$(28,501)	$(9,946)	$(64,544)
Denominator:
Denominator for basic income (loss) per unit	124,783	124,435	124,774	124,435
Denominator for diluted income (loss) per unit	126,000	124,435	124,774	124,435
Basic and diluted income (loss) per unit data:
Income (loss) from continuing operations	$0.12	$(0.28)	$(0.08)	$(0.57)
Discontinued operations	$—	$0.05	$—	$0.06
Net income (loss)	$0.12	$(0.23)	$(0.08)	$(0.52)

The income (loss) from continuing operations attributable to FelCor/FelCor LP share/unit calculations includes the gain on the sale of property attributable to FelCor/FelCor LP.

Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted income (loss) per share/unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Series A convertible preferred shares/units	9,985	9,985	9,985	9,985
FelCor restricted stock units	—	576	1,020	373

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income (Loss) Per Share/Unit — (continued)

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended June 30, 2014 and 2013, and $12.6 million for the six months ended June 30, 2014 and 2013.

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
Disclosures about fair value of our financial instruments are based on pertinent information available to management as of June 30, 2014 and December 31, 2013. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.
Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 2 input) and has an estimated fair value of $1.3 billion at June 30, 2014 and December 31, 2013; and (iii) our debt that is not publicly-traded is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $322.2 million and $390.1 million at June 30, 2014 and December 31, 2013, respectively. The estimated fair value of all our debt was $1.7 billion at June 30, 2014 and December 31, 2013. The carrying value of our debt was $1.6 billion and $1.7 billion at June 30, 2014 and December 31, 2013, respectively.

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
At June 30, 2014, we had 612,707 limited partnership units outstanding carried at $6.4 million. The value of these outstanding units is based on the closing price of FelCor’s common stock at June 30, 2014 ($10.51 per share).

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units — (continued)
Changes in redeemable noncontrolling interests (or redeemable units) for the six months ended June 30, 2014 and 2013 are shown below — (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Balance at beginning of period	$5,039	$2,902
Conversion of units	(44)	—
Redemption value allocation	1,519	1,095
Distributions paid to unitholders	(24)	—
Comprehensive loss:
Foreign exchange translation	—	(5)
Net loss	(50)	(320)
Balance at end of period	$6,440	$3,672
11.    Consolidated Joint Venture Preferred Equity/Capital
Our joint venture that is redeveloping the Knickerbocker Hotel raised $45 million through the sale of 3.5% preferred equity/capital under the EB-5 immigrant investor program. The investors in this preferred equity receive a 3.25% current annual return, with a 0.25% non-compounding annual return paid at redemption. Redemption is at the company’s option. If the preferred equity is not redeemed within five years, the current return increases to 8.00%. The venture received $41.6 million in gross proceeds ($41.0 million net of issuance costs) during the six months ended June 30, 2014, and the remaining $3.4 million will be received as investors’ visas are approved by the government. We used our 95% share of the proceeds to repay borrowings under our line of credit.
12.    Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

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
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$44,166	$1,040,284	$467,722	$—	$1,552,172
Hotel development	—	—	261,181	—	261,181
Equity investment in consolidated entities	1,491,230	—	—	(1,491,230)	—
Investment in unconsolidated entities	31,479	11,314	1,333	—	44,126
Hotels held for sale	—	13,974	19,174	—	33,148
Cash and cash equivalents	12,816	45,033	3,495	—	61,344
Restricted cash	—	10,160	55,886	—	66,046
Accounts receivable, net	336	34,921	632	—	35,889
Deferred expenses, net	18,783	—	7,179	—	25,962
Other assets	7,650	11,996	19,065	(11,915)	26,796

Total assets	$1,606,460	$1,167,682	$835,667	$(1,503,145)	$2,106,664

Debt, net	$1,282,289	$11,915	$360,075	$(53,113)	$1,601,166
Distributions payable	11,116	—	112	—	11,228
Accrued expenses and other liabilities	31,078	104,033	14,688	—	149,799

Total liabilities	1,324,483	115,948	374,875	(53,113)	1,762,193

Redeemable units	6,440	—	—	—	6,440

Preferred units	478,766	—	—	—	478,766
Common units	(228,227)	1,047,455	377,579	(1,425,034)	(228,227)
Accumulated other comprehensive income	24,998	4,551	20,447	(24,998)	24,998
Total FelCor LP partners’ capital	275,537	1,052,006	398,026	(1,450,032)	275,537
Noncontrolling interests	—	(272)	21,772	—	21,500
Preferred capital in consolidated joint venture	—	—	40,994	—	40,994
Total partners’ capital	275,537	1,051,734	460,792	(1,450,032)	338,031
Total liabilities and partners’ capital	$1,606,460	$1,167,682	$835,667	$(1,503,145)	$2,106,664

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$258,279	$—	$—	$258,279
Percentage lease revenue	1,910	—	24,401	(26,311)	—
Other revenue	1	1,082	153	—	1,236
Total revenues	1,911	259,361	24,554	(26,311)	259,515

Expenses:
Hotel operating expenses	—	162,700	—	—	162,700
Taxes, insurance and lease expense	450	49,544	3,309	(26,311)	26,992
Corporate expenses	149	5,263	2,235	—	7,647
Depreciation and amortization	992	18,004	10,086	—	29,082
Other expenses	—	789	1,325	—	2,114
Total operating expenses	1,591	236,300	16,955	(26,311)	228,535
Operating income	320	23,061	7,599	—	30,980
Interest expense, net	(20,300)	(306)	(3,889)	—	(24,495)
Debt extinguishment	—	—	(27)	—	(27)
Gain on sale of other assets, net	—	100	—	—	100
Income before equity in income from unconsolidated entities	(19,980)	22,855	3,683	—	6,558
Equity in income from consolidated entities	42,238	—	—	(42,238)	—
Equity in income from unconsolidated entities	2,315	462	(11)	—	2,766
Income from continuing operations	24,573	23,317	3,672	(42,238)	9,324
Income from discontinued operations	—	5	—	—	5
Income before gain on sale of property	24,573	23,322	3,672	(42,238)	9,329
Gain on sale of property, net	(221)	(15)	15,862	—	15,626
Net income	24,352	23,307	19,534	(42,238)	24,955
Income attributable to noncontrolling interests	—	(113)	(149)	—	(262)
Preferred distributions - consolidated joint venture	—	—	(341)	—	(341)
Net income attributable to FelCor LP	24,352	23,194	19,044	(42,238)	24,352
Preferred distributions	(9,678)	—	—	—	(9,678)
Net income attributable to FelCor LP common unitholders	$14,674	$23,194	$19,044	$(42,238)	$14,674

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$238,806	$—	$—	$238,806
Percentage lease revenue	1,615	—	21,788	(23,403)	—
Other revenue	2	918	130	—	1,050
Total revenues	1,617	239,724	21,918	(23,403)	239,856

Expenses:
Hotel operating expenses	—	153,915	—	—	153,915
Taxes, insurance and lease expense	386	44,436	3,434	(23,403)	24,853
Corporate expenses	272	4,811	1,611	—	6,694
Depreciation and amortization	1,185	17,879	10,834	—	29,898
Impairment loss	14,294	—	10,147	—	24,441
Conversion expenses	4	292	291	—	587
Other expenses	2,754	842	319	—	3,915
Total operating expenses	18,895	222,175	26,636	(23,403)	244,303
Operating loss	(17,278)	17,549	(4,718)	—	(4,447)
Interest expense, net	(21,380)	(319)	(4,677)	—	(26,376)
Loss before equity in income from unconsolidated entities	(38,658)	17,230	(9,395)	—	(30,823)
Equity in income from consolidated entities	21,183	—	—	(21,183)	—
Equity in income from unconsolidated entities	1,547	369	(11)	—	1,905
Loss from continuing operations	(15,928)	17,599	(9,406)	(21,183)	(28,918)
Income from discontinued operations	(2,895)	(119)	9,137	—	6,123
Net loss	(18,823)	17,480	(269)	(21,183)	(22,795)
Loss attributable to noncontrolling interests	—	(16)	3,988	—	3,972
Net loss attributable to FelCor LP	(18,823)	17,464	3,719	(21,183)	(18,823)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(28,501)	$17,464	$3,719	$(21,183)	$(28,501)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$479,301	$—	$—	$479,301
Percentage lease revenue	3,309	—	50,010	(53,319)	—
Other revenue	2	1,348	213	—	1,563
Total revenues	3,311	480,649	50,223	(53,319)	480,864

Expenses:
Hotel operating expenses	—	316,814	—	—	316,814
Taxes, insurance and lease expense	870	96,372	6,702	(53,319)	50,625
Corporate expenses	272	10,333	4,867	—	15,472
Depreciation and amortization	1,984	35,770	20,929	—	58,683
Other expenses	35	1,629	2,464	—	4,128
Total operating expenses	3,161	460,918	34,962	(53,319)	445,722
Operating income	150	19,731	15,261	—	35,142
Interest expense, net	(40,784)	(634)	(8,304)	—	(49,722)
Debt extinguishment	—	—	(33)	—	(33)
Gain on sale of other assets, net	—	100	—	—	100
Loss before equity in income from unconsolidated entities	(40,634)	19,197	6,924	—	(14,513)
Equity in income from consolidated entities	47,381	—	—	(47,381)	—
Equity in income from unconsolidated entities	3,115	317	(23)	—	3,409
Loss from continuing operations	9,862	19,514	6,901	(47,381)	(11,104)
Income from discontinued operations	—	34	106	—	140
Loss before gain on sale of property	9,862	19,548	7,007	(47,381)	(10,964)
Gain on sale of property, net	(449)	(28)	21,560	—	21,083
Net income	9,413	19,520	28,567	(47,381)	10,119
Income attributable to noncontrolling interests	—	21	(205)	—	(184)
Preferred distributions - consolidated joint venture	—	—	(522)	—	(522)
Net income attributable to FelCor LP	9,413	19,541	27,840	(47,381)	9,413
Preferred distributions	(19,356)	—	—	—	(19,356)
Net loss attributable to FelCor LP common unitholders	$(9,943)	$19,541	$27,840	$(47,381)	$(9,943)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$447,344	$—	$—	$447,344
Percentage lease revenue	2,877	—	44,931	(47,808)	—
Other revenue	5	1,251	193	—	1,449
Total revenues	2,882	448,595	45,124	(47,808)	448,793

Expenses:
Hotel operating expenses	—	302,911	—	—	302,911
Taxes, insurance and lease expense	690	87,427	6,708	(47,808)	47,017
Corporate expenses	380	10,355	3,791	—	14,526
Depreciation and amortization	2,435	35,475	21,743	—	59,653
Impairment loss	14,294	—	10,147	—	24,441
Conversion expenses	24	682	509	—	1,215
Other expenses	2,777	1,359	600	—	4,736
Total operating expenses	20,600	438,209	43,498	(47,808)	454,499
Operating loss	(17,718)	10,386	1,626	—	(5,706)
Interest expense, net	(42,985)	(622)	(9,054)	—	(52,661)
Loss before equity in income from unconsolidated entities	(60,703)	9,764	(7,428)	—	(58,367)
Equity in income from consolidated entities	16,558	—	—	(16,558)	—
Equity in income from unconsolidated entities	1,852	165	(23)	—	1,994
Loss from continuing operations	(42,293)	9,929	(7,451)	(16,558)	(56,373)
Income from discontinued operations	(2,895)	(535)	10,403	—	6,973
Net loss	(45,188)	9,394	2,952	(16,558)	(49,400)
Loss attributable to noncontrolling interests	—	240	3,972	—	4,212
Net loss attributable to FelCor LP	(45,188)	9,634	6,924	(16,558)	(45,188)
Preferred distributions	(19,356)	—	—	—	(19,356)
Net loss attributable to FelCor LP common unitholders	$(64,544)	$9,634	$6,924	$(16,558)	$(64,544)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$24,352	$23,307	$19,534	$(42,238)	$24,955
Foreign currency translation adjustment	575	65	510	(575)	575
Comprehensive income	24,927	23,372	20,044	(42,813)	25,530
Comprehensive income attributable to noncontrolling interests	—	(113)	(149)	—	(262)
Preferred distributions - consolidated joint venture	—	—	(341)	—	(341)
Comprehensive income attributable to FelCor LP	$24,927	$23,259	$19,554	$(42,813)	$24,927

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(18,823)	$17,480	$(269)	$(21,183)	$(22,795)
Foreign currency translation adjustment	(567)	(111)	(456)	567	(567)
Comprehensive loss	(19,390)	17,369	(725)	(20,616)	(23,362)
Comprehensive loss attributable to noncontrolling interests	—	(16)	3,988	—	3,972
Comprehensive loss attributable to FelCor LP	$(19,390)	$17,353	$3,263	$(20,616)	$(19,390)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$9,413	$19,520	$28,567	$(47,381)	$10,119
Foreign currency translation adjustment	(45)	(18)	(27)	45	(45)
Comprehensive income	9,368	19,502	28,540	(47,336)	10,074
Comprehensive income attributable to noncontrolling interests	—	21	(205)	—	(184)
Preferred distributions - consolidated joint venture	—	—	(522)	—	(522)
Comprehensive income attributable to FelCor LP	$9,368	$19,523	$27,813	$(47,336)	$9,368

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(45,188)	$9,394	$2,952	$(16,558)	$(49,400)
Foreign currency translation adjustment	(924)	(207)	(717)	924	(924)
Comprehensive loss	(46,112)	9,187	2,235	(15,634)	(50,324)
Comprehensive loss attributable to noncontrolling interests	—	240	3,972	—	4,212
Comprehensive loss attributable to FelCor LP	$(46,112)	$9,427	$6,207	$(15,634)	$(46,112)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(38,098)	$62,307	$29,912	$—	$54,121
Investing activities:
Improvements and additions to hotels	(685)	(36,397)	(10,950)	—	(48,032)
Hotel development	—	—	(48,178)	—	(48,178)
Net proceeds from asset dispositions	(419)	(73)	94,100	—	93,608
Insurance proceeds	—	255	—	—	255
Change in restricted cash - investing	—	(1,533)	12,714	—	11,181
Distributions from unconsolidated entities	3,406	500	—	—	3,906
Intercompany financing	67,733	—	—	(67,733)	—
Cash flows from investing activities	70,035	(37,248)	47,686	(67,733)	12,740
Financing activities:
Proceeds from borrowings	—	—	140,500	—	140,500
Repayment of borrowings	—	—	(205,904)	—	(205,904)
Distributions paid to noncontrolling interests	—	(626)	(6,428)	—	(7,054)
Contributions from noncontrolling interests	—	605	4,464	—	5,069
Distributions paid to preferred unitholders	(19,356)	—	—	—	(19,356)
Distributions paid to common unitholders	(4,968)	—	—	—	(4,968)
Net proceeds from issuance of preferred capital - consolidated joint venture	—	—	40,994	—	40,994
Intercompany financing	—	(13,285)	(54,448)	67,733	—
Other	(24)	—	(416)	—	(440)
Cash flows from financing activities	(24,348)	(13,306)	(81,238)	67,733	(51,159)
Effect of exchange rate changes on cash	—	(3)	—	—	(3)
Change in cash and cash equivalents	7,589	11,750	(3,640)	—	15,699
Cash and cash equivalents at beginning of period	5,227	33,283	7,135	—	45,645
Cash and cash equivalents at end of period	$12,816	$45,033	$3,495	$—	$61,344

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

General
Revenue per available room, or RevPAR, for our 46 comparable hotels (our same-store hotels excluding the Wyndham portfolio) increased 9.2% in the second quarter of 2014 compared to the same period last year. Same-store hotels RevPAR (which includes our Wyndham portfolio) grew 10.8% in the second quarter of 2014 compared to the same period last year, driven primarily by a 7.0% increase in average daily rate, or ADR, and a 3.5% increase in occupancy.
RevPAR for the Wyndham portfolio, which were converted from Holiday Inn on March 1, 2013, increased 20.4% for the second quarter compared to the same period last year. As expected, revenues at these hotels have improved meaningfully as the transitional disruption is subsiding. In addition, Wyndham’s parent has guaranteed a minimum level of net operating income for each year of the ten-year term. Wyndham’s aggregate payments under this guaranty are limited to $100 million over the term and $21.5 million annually. For the six months ended June 30, 2014 and 2013, we have recorded a $431,000 and $2.7 million, respectively, pro rata portion of the projected full-year guaranty as a reduction of Wyndham's contractual management and other fees.
We have spent $105.5 million (excluding the initial acquisition costs and capitalized interest) through June 30, 2014 to redevelop the 4+ star Knickerbocker Hotel, located in the heart of Times Square in Manhattan. We expect the net project will cost $240 million, in the aggregate, and to open the hotel in early fall.
Our joint venture that is redeveloping the Knickerbocker Hotel raised $45 million through the sale of 3.5% preferred equity through the EB-5 immigrant investor program. The venture received $41.6 million in proceeds during the first six months of 2014, and the remaining $3.4 million will be received as investors’ visas are approved by the government. We used our 95% share of the proceeds to repay borrowings under our line of credit.
On July 25, 2014, we unwound unconsolidated joint ventures, in which we held a 50% interest, that owned 10 hotels. As a consequence, we now own 100% of five of the hotels and affiliates of our joint venture partner now own 100% of the other five hotels. The five retained hotels will be marketed for sale in early September. In addition, we received our partner’s 10% interest in a separate venture also resulting in our 100% ownership of an additional hotel. We paid $2.3 million to our joint venture partner to equalize the aggregate value of assets received by us compared to our joint venture partner. We have not yet determined the gain we will be recording in our consolidated statement of operations from this transaction.
Our joint ventures had a loan secured by eight of these properties. That loan bears interest at one-month LIBOR plus 3%, matures in March 2017 and is freely pre-payable in whole or in part. In connection with unwinding the joint ventures, that loan was bifurcated. We are only liable to repay our share of the bifurcated loan ($64 million), which share is secured by mortgages on four of the hotels we now own outright.

During July, we obtained a $140 million term loan secured by three hotels. Borrowings under the facility bear interest at LIBOR (no floor) plus 2.5%. The loan matures in 2017 (may be extended for up to two years, subject to satisfaction of certain conditions) and is freely pre-payable. On August 15, 2014, we expect to use borrowings from the term loan, cash on hand and borrowings under our line of credit to repay the remaining $234 million of our maturing 10% senior secured notes. We will use proceeds from pending and future asset sales to repay the term loan and our line of credit. After repaying the 10% notes, we will have no significant debt maturities other than our line of credit, until 2019.

Since December 2010, we have sold 28 non-strategic hotels, for total gross proceeds of $627 million, and exchanged interests in 10 non-strategic hotels with our joint venture partner. Following the exchange of interests in our joint venture hotels, we have 12 non-strategic hotels remaining to be sold of which we have agreed to sell five (three with non-refundable deposits).
Results of Operations
Comparison of the Three Months ended June 30, 2014 and 2013
For the three months ended June 30, 2014, we recorded net income of $25.0 million compared to a $22.8 million net loss for the same period last year. Our 2014 net income included a $15.6 million net gain on sale primarily related to two hotels. Our 2013 net loss included a $27.7 million impairment charge ($24.4 million related to two hotels included in continuing operations and $3.3 million related to one hotel included in discontinued operations), offset by a $7.3 million net gain on sale, included in discontinued operations, primarily related to one hotel.
For the three months ended June 30, 2014:

•
Total revenue was $259.5 million, 8.2% more than last year. The increase was driven by a 10.8% increase in RevPAR at our same-store hotels, reflecting a 7.0% increase in ADR and a 280 basis point increase in occupancy. RevPAR for our recently-converted Wyndham portfolio increased 20.4%, driven by a 10.8% increase in ADR and a 620 basis point increase in occupancy. The increase in revenue for the Wyndham portfolio primarily reflects less transitional disruption compared to the same period in 2013.

•
Hotel departmental expenses increased $4.7 million. As a percentage of total revenue, hotel departmental expenses decreased to 34.5% in the current period from 35.4% last year. In the current period, we experienced a favorable shift in banquet and catering operations, which typically have higher margins than other food and beverage operations. Hotel departmental operations also recognized a slight improvement in profitability margins for the rooms department, which was driven by a favorable increase in ADR.

•
Other property-related costs increased $2.9 million. As a percentage of total revenue, other property-related costs decreased to 24.2% in the current period from 25.0% last year, primarily attributable to growth in ADR.

•
Management and franchise fees increased $1.2 million. As a percentage of total revenue, these costs increased to 3.9% in the current period from 3.7% last year. In March 2013, we converted eight hotels to Wyndham brands and management. Wyndham’s base management fee is lower than the previous management company, resulting in an improved cost structure. In addition, Wyndham Worldwide Corporation guaranteed a minimum annual NOI for the eight hotels. We account for amounts recorded under the guaranty, to the extent available, as a reduction in contractual management fees. We recorded a smaller reduction in Wyndham management fees in the current period than in the same period in 2013 as a consequence of improved operating performance, driven primarily by higher ADR and occupancy.

•
Taxes, insurance and lease expense increased $2.1 million and remained relatively flat as a percentage of total revenue. The increase reflects higher percentage lease expense (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate than other expenses) and higher general liability costs (due to less favorable claims experience in 2014).

•
Corporate expenses increased $953,000 (increasing slightly as a percentage of total revenue from 2.8% to 2.9%). This increase primarily reflects our higher stock price, which increases the variable stock compensation expense associated with our incentive awards.

•	Depreciation and amortization expense decreased $816,000 primarily related to the sale of one hotel and the held for sale classification of another hotel in the first quarter of 2014.

•	Conversion expenses. We converted eight hotels to Wyndham brands and management in March 2013. We classified those expenses as conversion expense in our 2013 statements of operations.

•
Other expenses decreased $1.8 million compared to last year, primarily related to severance costs incurred in June 2013. This reduction in severance costs is offset by an increase in pre-opening costs incurred in the current period for the Knickerbocker Hotel.

•	Net interest expense decreased $1.9 million, primarily reflecting greater capitalized interest, attributable to renovation and redevelopment projects, and lower average outstanding debt.

•
Discontinued operations include the results of operations for one hotel sold in January 2014 and five hotels sold in 2013. Discontinued operations in 2013 included a $7.3 million net gain on sale primarily related to one hotel, offset by an impairment charge of $3.3 million related to another hotel.

Comparison of the Six Months ended June 30, 2014 and 2013
For the six months ended June 30, 2014, we recorded net income of $10.1 million compared to a $49.4 million net loss for the same period last year. Our 2014 net income included a $21.5 million net gain on sale primarily related to two hotels (including $391,000 in discontinued operations). Our 2013 net loss included a $27.7 million impairment charge ($24.4 million related to two hotels included in continuing operations and $3.3 million related to one hotel included in discontinued operations), offset by a $7.3 million net gain on sale, included in discontinued operations, primarily related to one hotel.
For the six months ended June 30, 2014:

•
Total revenue was $480.9 million, 7.1% more than last year. The increase was driven by a 8.9% increase in same-store RevPAR, reflecting a 6.1% increase in ADR and a 190 basis point increase in occupancy. RevPAR for our recently-converted Wyndham portfolio increased 12.5%, driven by a 8.0% increase in ADR and a 280 basis point increase in occupancy. The increase in revenue for the Wyndham portfolio primarily reflects less transitional disruption compared to the same period in 2013.

•
Hotel departmental expenses increased $7.8 million. As a percentage of total revenue, hotel departmental expenses decreased to 36.0% in the current period from 36.8% last year. In the current period, we experienced a favorable shift in banquet and catering operations, which typically have higher margins than other food and beverage operations. Hotel departmental operations also recognized a slight improvement in profitability margins for the rooms department, which was driven by a favorable increase in ADR.

•
Other property-related costs increased $5.0 million. As a percentage of total revenue, other property-related costs decreased to 25.9% in the current period from 26.6% last year, primarily attributable to growth in ADR and a change in employee benefit plans implemented by one of the management companies during the current period.

•
Management and franchise fees increased $1.1 million. As a percentage of total revenue, these costs remained flat. In March 2013, we converted eight hotels to Wyndham brands and management. Wyndham’s base management fee is lower than the previous management company, resulting in an improved cost structure. In addition, Wyndham Worldwide Corporation guaranteed a minimum annual NOI for the eight hotels. We account for amounts recorded under the guaranty, to the extent available, as a reduction in contractual management fees. We recorded a smaller reduction in Wyndham management fees in the current period than in the same period in 2013 as a consequence of improved operating performance, driven primarily by higher ADR and occupancy.

•
Taxes, insurance and lease expense increased $3.6 million and remained flat as a percentage of total revenue. The increase reflects higher percentage lease expense (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate than other expenses) and higher property taxes.

•
Corporate expenses increased $946,000 and remained relatively flat as a percentage of total revenue. This increase primarily reflects our higher stock price, which increases the variable stock compensation expense associated with our incentive awards.

•	Depreciation and amortization expense decreased $970,000 primarily related to the sale of one hotel and the held for sale classification of another hotel in the first quarter of 2014.

•	Conversion expenses. We converted eight hotels to Wyndham brands and management in March 2013. We classified those expenses as conversion expense in our 2013 statements of operations.

•
Other expenses decreased $608,000 compared to the same period in 2013, primarily related to severance costs incurred in June 2013. This reduction in severance costs is offset by an increase in pre-opening costs incurred in the current period for the Knickerbocker Hotel.

•	Net interest expense decreased $2.9 million, primarily reflecting greater capitalized interest, attributable to renovation and redevelopment projects, and lower average outstanding debt.

•
Discontinued operations include the results of operations for one hotel sold in January 2014 and five hotels sold in 2013. Discontinued operations in 2014 included a $391,000 net gain on sale, offset by debt extinguishment charges of $245,000 (related to $10.9 million in repayment of debt for the hotel sold in the current period). Discontinued operations in 2013 included a $7.3 million net gain on sale primarily related to one hotel, offset by an impairment charge of $3.3 million related to another hotel.

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

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended June 30,
	2014			2013
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$24,955			$(22,795)
Noncontrolling interests	(333)			4,112
Preferred dividends	(9,678)			(9,678)
Preferred distributions - consolidated joint venture	(341)			—
Net income (loss) attributable to FelCor common stockholders	14,603			(28,361)
Less: Dividends declared on unvested restricted stock	(2)			—
Less: Undistributed earnings allocated to unvested restricted stock	(6)			—
Basic earnings per share data	14,595	124,169	$0.12	(28,361)	123,814	$(0.23)
Restricted stock units	—	1,217	—	—	—	—
Diluted earnings per share data	14,595	125,386	0.12	(28,361)	123,814	(0.23)
Depreciation and amortization	29,082	—	0.23	29,898	—	0.24
Depreciation, discontinued operations and unconsolidated entities	2,700	—	0.02	4,448	—	0.04
Gain on sale of other assets	(100)	—	—	—	—	—
Impairment loss, net of noncontrolling interests in other partnerships	—	—	—	20,382	—	0.16
Impairment loss, discontinued operations	—	—	—	3,265	—	0.03
Gain on sale of property, net of noncontrolling interests in other partnerships	(15,541)	—	(0.12)	(7,259)	—	(0.06)
Noncontrolling interests in FelCor LP	71	614	(0.01)	(140)	621	—
Dividends declared on unvested restricted stock	2	—	—	—	—	—
Undistributed earnings allocated to unvested restricted stock	6	—	—	—	—	—
Conversion of unvested restricted stock and units	—	11	—	—	792	—
FFO	30,815	126,011	0.24	22,233	125,227	0.18
Debt extinguishment	25	—	—	—	—	—
Severance costs	3	—	—	2,791	—	0.02
Conversion expenses	—	—	—	587	—	0.01
Variable stock compensation	854	—	0.01	121	—	—
Pre-opening costs, net of noncontrolling interests	1,206	—	0.01	322	—	—
Adjusted FFO	$32,903	126,011	$0.26	$26,054	125,227	$0.21

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Six Months Ended June 30,
	2014			2013
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$10,119			$(49,400)
Noncontrolling interests	(134)			4,532
Preferred distributions - consolidated joint venture	(522)			—
Preferred dividends	(19,356)			(19,356)
Net loss attributable to FelCor common stockholders	(9,893)			(64,224)
Less: Dividends declared on unvested restricted stock	(3)			—
Basic and diluted earnings per share data	(9,896)	124,158	(0.08)	(64,224)	123,814	(0.52)
Depreciation and amortization	58,683	—	0.47	59,653	—	0.48
Depreciation, discontinued operations and unconsolidated entities	5,374	—	0.04	8,971	—	0.07
Gain on sale of other assets	(100)	—	—	—	—	—
Impairment loss, net of noncontrolling interests in other partnerships	—	—	—	20,382	—	0.16
Impairment loss, discontinued operations	—	—	—	3,265	—	0.03
Gain on sale of property, net of noncontrolling interests in other partnerships	(21,361)	—	(0.17)	(7,259)	—	(0.06)
Noncontrolling interests in FelCor LP	(50)	616	—	(320)	621	—
Dividends declared on unvested restricted stock	3	—	—	—	—	—
Conversion of unvested restricted stock and units	—	1,029	—	—	565	—
FFO	32,653	125,803	0.26	20,468	125,000	0.16
Acquisition costs	—	—	—	23	—	—
Debt extinguishment, including discontinued operations	276	—	—	—	—	—
Severance costs	403	—	—	2,791	—	0.02
Conversion expenses	—	—	—	1,215	—	0.01
Variable stock compensation	1,419	—	0.01	223	—	—
Pre-opening costs, net of noncontrolling interests	2,259	—	0.02	563	—	0.01
Adjusted FFO	$37,010	125,803	$0.29	$25,283	125,000	$0.20

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Same-Store Adjusted EBITDA
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$24,955	$(22,795)	$10,119	$(49,400)
Depreciation and amortization	29,082	29,898	58,683	59,653
Depreciation, discontinued operations and unconsolidated entities	2,700	4,448	5,374	8,971
Interest expense	24,509	26,398	49,751	52,705
Interest expense, discontinued operations and unconsolidated entities	647	879	1,390	1,749
Noncontrolling interests in other partnerships	(262)	3,972	(184)	4,212
EBITDA	81,631	42,800	125,133	77,890
Impairment loss, net of noncontrolling interests in other partnerships	—	20,382	—	20,382
Impairment loss, discontinued operations	—	3,265	—	3,265
Debt extinguishment, including discontinued operations	25	—	276	—
Acquisition costs	—	—	—	23
Gain on sale of property, net of noncontrolling interests in other partnerships	(15,541)	(7,259)	(21,361)	(7,259)
Gain on sale of other assets	(100)	—	(100)	—
Amortization of fixed stock and directors’ compensation	1,171	1,572	2,292	3,150
Severance costs	3	2,791	403	2,791
Conversion expenses	—	587	—	1,215
Variable stock compensation	854	121	1,419	223
Pre-opening costs, net of noncontrolling interests	1,206	322	2,259	563
Adjusted EBITDA	$69,249	$64,581	110,321	102,243
Adjusted EBITDA from hotels, disposed and held for sale	(2,293)	(7,507)	(4,210)	(12,224)
Same-store Adjusted EBITDA	$66,956	$57,074	$106,111	$90,019

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Same-store operating revenue:
Room	$192,523	$173,831	$353,480	$325,313
Food and beverage	43,389	39,823	81,196	74,700
Other operating departments	12,222	11,891	23,239	22,575
Same-store operating revenue	248,134	225,545	457,915	422,588
Same-store operating expense:
Room	48,335	44,465	92,368	86,578
Food and beverage	31,473	30,044	61,074	58,697
Other operating departments	5,823	5,690	11,246	10,772
Other property related costs	60,108	56,259	118,095	112,078
Management and franchise fees	9,732	8,305	18,234	16,939
Taxes, insurance and lease expense	15,120	14,251	29,584	27,924
Same-store operating expense	170,591	159,014	330,601	312,988
Hotel EBITDA	$77,543	$66,531	$127,314	$109,600
Hotel EBITDA Margin	31.3%	29.5%	27.8%	25.9%

Hotel EBITDA and Hotel EBITDA Margin (continued)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Hotel EBITDA - Comparable core (31)	$51,241	$43,979	$84,650	$72,552
Hotel EBITDA - Non-strategic (15)	12,382	11,351	22,706	20,762
Hotel EBITDA - Comparable (46)	63,623	55,330	107,356	93,314
Hotel EBITDA - Wyndham (8)	13,920	11,201	19,958	16,286
Hotel EBITDA (54)	$77,543	$66,531	$127,314	$109,600

Hotel EBITDA Margin - Comparable core (31)	30.1%	28.0%	26.8%	24.8%
Hotel EBITDA Margin - Non-strategic (15)	29.3%	28.6%	27.8%	27.0%
Hotel EBITDA Margin - Comparable (46)	29.9%	28.1%	27.0%	25.2%
Hotel EBITDA Margin - Wyndham (8)	39.5%	38.7%	33.3%	30.8%
Hotel EBITDA Margin (54)	31.3%	29.5%	27.8%	25.9%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income (Loss)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Same-store operating revenue	$248,134	$225,545	$457,915	$422,588
Other revenue	1,236	1,050	1,563	1,449
Revenue from hotels, disposed and held for sale(a)	10,145	13,261	21,386	24,756
Total revenue	259,515	239,856	480,864	448,793
Same-store operating expense	170,591	159,014	330,601	312,988
Consolidated hotel lease expense(b)	13,296	12,166	23,687	21,723
Unconsolidated taxes, insurance and lease expense	(1,985)	(2,040)	(3,951)	(3,938)
Corporate expenses	7,647	6,694	15,472	14,526
Depreciation and amortization	29,082	29,898	58,683	59,653
Impairment loss	—	24,441	—	24,441
Conversion expenses	—	587	—	1,215
Expenses from hotels, disposed and held for sale(a)	7,790	9,628	17,102	19,155
Other expenses	2,114	3,915	4,128	4,736
Total operating expense	228,535	244,303	445,722	454,499
Operating income (loss)	$30,980	$(4,447)	$35,142	$(5,706)

(a)
During the six months ended June 30, 2014, we sold three hotels, which were not held for sale at December 31, 2013, for $78.1 million. In addition, we have agreed to sell two hotels for $52 million. These hotels are considered held for sale on our June 30, 2014 balance sheet, as the purchasers each paid a non-refundable deposit toward the purchase price. Under recently issued GAAP accounting guidance, we included the operating performance for these hotels in continuing operations in our Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013. However, for purposes of our Non-GAAP reporting metrics, we have excluded the results of these hotels to provide a meaningful same-store comparison.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at June 30, 2014, our pro rata share of hotel rooms, included in continuing operations, after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at June 30, 2014
Consolidated Hotels(a)	54	16,095
Unconsolidated hotel operations	1	171
Total hotels	55	16,266

50% joint ventures	13	(1,573)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	1	(19)
Pro rata rooms attributed to joint venture partners		(1,846)
Pro rata share of rooms owned		14,420

(a)    Excludes two hotels held for sale as of June 30, 2014.

Hotel Portfolio Composition
The following table illustrates the distribution of same-store hotels.

			Year Ended December 31, 2013
Brand	Hotels	Rooms	Hotel Operating Revenue (in thousands)	Hotel EBITDA (in thousands)(a)
Embassy Suites Hotels	18	4,982	$255,744	$81,051
Wyndham and Wyndham Grand(b)	8	2,528	103,932	35,042
Renaissance and Marriott	3	1,321	119,839	21,338
DoubleTree by Hilton and Hilton	3	802	41,106	12,619
Sheraton and Westin	2	673	37,996	10,173
Fairmont	1	383	49,104	7,844
Holiday Inn	2	968	46,403	6,405
Morgans and Royalton	2	285	34,340	3,513
Core hotels	39	11,942	688,464	177,985
Non-strategic hotels(c)	15	4,153	152,039	40,348
Same-store hotels	54	16,095	$840,503	$218,333

Market
San Francisco area	5	1,903	$124,825	$31,583
Boston	3	916	76,510	17,791
South Florida	3	923	50,011	14,303
Los Angeles area	2	481	23,760	10,450
Myrtle Beach	2	640	37,956	10,118
Philadelphia	2	728	34,271	7,567
Tampa	1	361	46,423	7,434
New York area	3	546	48,045	6,760
Austin	1	188	13,126	5,679
Atlanta	1	316	14,016	5,490
Other markets	16	4,940	219,521	60,810
Core hotels	39	11,942	688,464	177,985
Non-strategic hotels(c)	15	4,153	152,039	40,348
Same-store hotels	54	16,095	$840,503	$218,333

Location
Urban	17	5,310	$323,305	$81,341
Resort	9	2,733	185,264	41,288
Airport	8	2,621	122,735	37,359
Suburban	5	1,278	57,160	17,997
Core hotels	39	11,942	688,464	177,985
Non-strategic hotels(c)	15	4,153	152,039	40,348
Same-store hotels	54	16,095	$840,503	$218,333

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

(b)	These hotels converted to Wyndham on March 1, 2013.

(c)	Excludes two hotels held for sale as of June 30, 2014.

Hotel Operating Statistics
The following tables set forth occupancy, ADR and RevPAR for the three and six months ended June 30, 2014 and 2013, and the percentage changes therein for the periods presented, for our same-store hotels.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	%Variance	2014	2013	%Variance
Embassy Suites Hotels	81.7	78.7	3.7	79.3	76.4	3.7
Renaissance and Marriott	76.3	73.2	4.2	76.0	74.0	2.6
DoubleTree by Hilton and Hilton	82.8	77.9	6.3	73.7	68.9	7.0
Sheraton and Westin	75.5	75.5	0.1	66.0	66.9	(1.2)
Fairmont	83.9	80.3	4.5	71.3	70.4	1.3
Holiday Inn	85.1	88.3	(3.7)	74.8	78.4	(4.5)
Morgans and Royalton	91.0	89.4	1.7	85.2	85.3	—
Comparable core hotels (31)	81.3	79.0	2.9	76.8	75.0	2.4
Non-strategic hotels (15)(a)	77.7	76.1	2.2	75.0	73.4	2.2
Comparable hotels (46)	80.2	78.1	2.7	76.2	74.5	2.3
Wyndham and Wyndham Grand(b)	77.4	71.2	8.7	70.2	67.4	4.2
Same-store hotels (54)	79.8	77.0	3.5	75.3	73.4	2.6
	ADR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	%Variance	2014	2013	%Variance
Embassy Suites Hotels	162.07	150.55	7.7	164.31	153.80	6.8
Renaissance and Marriott	227.30	214.91	5.8	231.96	218.02	6.4
DoubleTree by Hilton and Hilton	160.29	152.07	5.4	158.52	153.54	3.2
Sheraton and Westin	153.06	159.32	(3.9)	142.37	144.64	(1.6)
Fairmont	330.56	313.17	5.6	292.78	273.98	6.9
Holiday Inn	160.13	138.09	16.0	147.99	126.97	16.6
Morgans and Royalton	331.94	336.33	(1.3)	297.97	300.28	(0.8)
Comparable core hotels (31)	182.53	171.23	6.6	179.59	168.90	6.3
Non-strategic hotels (15)(a)	122.74	166.70	5.2	121.57	116.58	4.3
Comparable hotels (46)	164.79	154.98	6.3	162.12	153.15	5.9
Wyndham and Wyndham Grand(b)	164.91	148.81	10.8	155.86	144.36	8.0
Same-store hotels (54)	164.81	154.08	7.0	161.21	151.88	6.1
	RevPAR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	%Variance	2014	2013	%Variance
Embassy Suites Hotels	132.35	118.53	11.7	130.22	117.55	10.8
Renaissance and Marriott	173.47	157.39	10.2	176.20	161.40	9.2
DoubleTree by Hilton and Hilton	132.72	118.41	12.1	116.77	105.76	10.4
Sheraton and Westin	115.62	120.21	(3.8)	94.03	96.70	(2.8)
Fairmont	227.30	251.44	10.3	208.76	192.81	8.3
Holiday Inn	136.21	121.92	11.7	110.75	99.53	11.3
Morgans and Royalton	301.98	300.74	0.4	253.93	256.00	(0.8)
Comparable core hotels (31)	148.39	135.30	9.7	137.88	126.64	8.9
Non-strategic hotels (15)(a)	95.40	88.76	7.5	91.12	85.53	6.5
Comparable hotels (46)	132.17	121.06	9.2	123.57	114.08	8.3
Wyndham and Wyndham Grand(b)	127.59	105.95	20.4	109.40	97.27	12.5
Same-store hotels (54)	131.45	118.69	10.8	121.34	111.43	8.9
(a)    Excludes two hotels held for sale as of June 30, 2014.
(b)    These hotels converted to Wyndham on March 1, 2013.

Hotel Operating Statistics by Market

	Occupancy (%)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	%Variance	2014	2013	%Variance
San Francisco area	85.1	86.3	(1.4)	78.6	80.3	(2.2)
Boston	83.1	79.9	4.0	72.0	71.5	0.8
South Florida	84.9	79.3	6.9	88.0	85.0	3.5
Los Angeles area	84.9	87.0	(2.4)	83.8	82.0	2.2
Myrtle Beach	78.4	75.7	3.6	62.0	56.5	9.7
Philadelphia	78.4	79.0	(0.8)	69.1	66.1	4.6
Tampa	84.8	81.8	3.6	85.5	82.8	3.2
New York area	88.0	87.8	0.2	79.9	80.6	(0.9)
Austin	82.1	87.1	(5.7)	80.3	83.7	(4.1)
Atlanta	76.9	74.4	3.4	76.2	73.3	3.9
Other markets	77.0	72.4	6.4	74.8	71.3	4.8
Comparable core hotels (31)	81.3	79.0	2.9	76.8	75.0	2.4
	ADR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	%Variance	2014	2013	%Variance
San Francisco area	203.56	179.54	13.4	196.51	171.62	14.5
Boston	267.04	251.75	6.1	240.43	224.95	6.9
South Florida	148.46	134.39	10.5	177.73	164.33	8.2
Los Angeles area	146.14	138.07	5.8	141.77	137.16	3.4
Myrtle Beach	170.84	162.69	5.0	148.21	145.28	2.0
Philadelphia	172.66	182.05	(5.2)	162.40	170.15	(4.6)
Tampa	194.20	182.67	6.3	210.17	199.34	5.4
New York area	265.24	260.37	1.9	249.10	241.31	3.2
Austin	209.58	192.74	8.7	220.94	206.60	6.9
Atlanta	141.54	144.32	(1.9)	143.98	143.56	0.3
Other markets	154.90	146.29	5.9	154.54	147.69	4.6
Comparable core hotels (31)	182.53	171.23	6.6	179.59	168.90	6.3
	RevPAR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	%Variance	2014	2013	%Variance
San Francisco area	173.22	154.94	11.8	154.42	137.87	12.0
Boston	221.88	201.17	10.3	173.16	160.81	7.7
South Florida	125.98	106.63	18.1	156.41	139.74	11.9
Los Angeles area	124.13	120.18	3.3	118.82	112.49	5.6
Myrtle Beach	133.98	123.19	8.8	91.94	82.16	11.9
Philadelphia	135.35	143.82	(5.9)	112.22	112.41	(0.2)
Tampa	164.67	149.46	10.2	179.62	165.02	8.8
New York area	233.33	228.66	2.0	198.94	194.52	2.3
Austin	172.12	167.82	2.6	177.37	172.96	2.6
Atlanta	108.84	107.37	1.4	109.73	105.28	4.2
Other markets	119.32	105.93	12.6	115.54	105.34	9.7
Comparable core hotels (31)	148.39	135.30	9.7	137.88	126.64	8.9

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at June 30, 2014.

Core Hotels	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Indian Wells – Esmeralda Resort & Spa	Renaissance	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Napa Valley	Embassy Suites Hotel	CA	205
Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	250
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
San Diego – Bayside	Wyndham	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica – at the Pier	Wyndham	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	DoubleTree Suites by Hilton	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
New Orleans – French Quarter	Wyndham	LA	374
Boston – Beacon Hill	Wyndham	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – Morgans	Independent	NY	117
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Wyndham	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Wyndham	PA	251
Charleston – The Mills House	Wyndham Grand	SC	216
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383

Hotel Portfolio (continued)

Core Hotels	Brand	State	Rooms	% Owned	(a)
Austin(b)	DoubleTree Suites by Hilton	TX	188	90%
Dallas – Love Field	Embassy Suites Hotel	TX	248
Houston – Medical Center	Wyndham	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotel under Development
New York – Knickerbocker	Independent	NY	330	95%

Non-strategic Hotels
San Rafael – Marin County(c)	Embassy Suites Hotel	CA	235	50%
Orlando – International Airport	Holiday Inn	FL	288
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center(c)	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook(b)	Embassy Suites Hotel	IL	262	50%
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Kansas City – Overland Park(c)	Embassy Suites Hotel	KS	199	50%
Kansas City – Plaza(c)	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Raleigh – Crabtree(b)	Embassy Suites Hotel	NC	225	50%
Parsippany(c)	Embassy Suites Hotel	NJ	274	50%
Austin – Central(b)	Embassy Suites Hotel	TX	260	50%
Dallas – Park Central	Westin	TX	536	60%
San Antonio – International Airport(b)	Embassy Suites Hotel	TX	261	50%
San Antonio – NW I-10(b)	Embassy Suites Hotel	TX	216	50%

Non-strategic Hotels Held for Sale
Charlotte – SouthPark	DoubleTree Suites by Hilton	NC	208
Toronto – International Airport	Holiday Inn	Ontario	446

(a)	We own 100% of each hotel except where otherwise noted.

(b)	Effective July 25, 2014, we own 100% of this hotel as a result of unwinding our joint venture.

(c)	Effective July 25, 2014, we no longer own an interest in this hotel after unwinding our joint venture.

Liquidity and Capital Resources
Operating Activities
During the first six months of 2014, our operations (primarily hotel operations) provided $54.1 million in cash, $24.9 million more than the same period last year. This increase is primarily attributable to receiving Wyndham’s $8 million net operating income guaranty in 2014, which we accrued for in 2013, as well as improved operations compared to last year. Our consolidated statements of cash flows combines cash flow from continuing and discontinued operations. Hotels in discontinued operations did not generate operating cash flow for the six months ended June 30, 2014 and generated $6.5 million of operating cash flow for the six months ended June 30, 2013. The hotels reported in discontinued operations would not have provided acceptable future returns of operating cash flow on our investment, and the absence of their operating cash flow has not had a material impact on our business.
At June 30, 2014, we had $61.3 million of cash and cash equivalents, including $43.9 million held by third-party management companies.
RevPAR growth for the lodging industry remains strong. RevPAR at our comparable hotels for the first six months increased 8.3%, driven by a 5.9% increase in ADR and a 2.3% increase in occupancy. We expect RevPAR at our comparable hotels to increase 7.5-8.0% during 2014, primarily from ADR growth, which is a premium to the industry due to portfolio condition and quality. We expect to generate $129.2 million - $134.8 million of operating cash flow in 2014.
Investing Activities
During the first six months of 2014, we had $12.7 million of cash provided by investing activities compared to $46.8 million of cash used during the same period last year. So far in 2014, compared to the same period last year, we spent $1.0 million more on improvements and additions to hotels and $26.0 million more on hotel development. Our increase in capitalized investments were more than offset by a $73.1 million increase in net proceeds from hotel sales and a $11.1 million reduction of restricted cash (which was primarily used to fund our hotel development).
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
Since December 2010, we have sold 28 non-strategic hotels, for total gross proceeds of $627 million, and exchanged interests in 10 non-strategic hotels with our joint venture partner. Following the exchange of interests in our joint venture hotels, we now have 12 non-strategic hotels remaining to be sold of which we have agreed to sell five (three with non-refundable deposits).
Financing Activities
During the first six months of 2014, cash provided by financing activities decreased by $89.2 million compared to the same period last year. We repaid $137.4 million more of debt in the current year as compared to the same period last year, which was partially offset by $41.0 million in net proceeds from issuing preferred equity by our Knickerbocker Hotel consolidated joint venture. In 2014, we expect to pay approximately $3 million of normally occurring principal payments, $39 million of preferred dividends and $10 million in common dividends (assuming the current quarterly dividend per share), all of which will be funded from operating cash flow and cash on hand. We are using proceeds from hotel sales to make additional non-recurring principal payments.
During July, we obtained a $140 million term loan secured by three hotels. Borrowings under the facility bear interest at LIBOR (no floor) plus 2.5%. The loan matures in 2017 (may be extended for up to two years, subject to satisfaction of certain conditions) and is freely pre-payable. On August 15, 2014, we expect to use borrowings from the term loan, cash on hand and borrowings under our line of credit to repay the remaining $234 million of our maturing 10% senior secured notes. We will use proceeds from pending and future asset sales to repay the term loan and our line of credit. After repaying the 10% notes, we will have no significant debt maturities other than our line of credit, until 2019.
FelCor’s Board of Directors declared $0.02 per share first and second quarter common stock dividends, which were paid in April 2014 and July 2014, respectively. FelCor LP, which is our operating partnership, distributes funds to FelCor to pay common or preferred dividends. FelCor's Board of Directors will determine the amount of future common and preferred dividends for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.
Except for our senior notes, line of credit and 2014 term loan, our mortgage debt is generally recourse solely to the specific hotels securing the debt, except in case of fraud, misapplication of funds and certain other customary limited recourse carve-out provisions that could extend recourse to us. Much of our secured debt allows us to substitute collateral under certain conditions and is prepayable, subject (in some instances) to various prepayment, yield maintenance or defeasance obligations.
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

Inflation and Competition
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
At June 30, 2014, approximately 90% of our consolidated debt bears fixed-rate interest.
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
Expected Maturity Date
at June 30, 2014
(dollars in thousands)

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$235,387	$3,107	$11,461	$2,810	$2,954	$1,194,701	$1,450,420	$1,511,403
Average interest rate	9.97%	5.11%	5.61%	4.95%	4.95%	6.04%	6.67%
Floating-rate:
Debt	—	—	152,361	—	—	—	152,361	$152,754
Average interest rate (a)	—	—	3.74%	—	—	—	3.74%
Total debt	$235,387	$3,107	$163,822	$2,810	$2,954	$1,194,701	$1,602,781
Average interest rate	9.97%	5.11%	3.87%	4.95%	4.95%	6.04%	6.39%
Net discount							(1,615)
Total debt							$1,601,166

(a)	The average floating interest rate considers the implied forward rates in the yield curve at June 30, 2014.

Item 4.	Controls and Procedures.
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

10.1
Amendment No. 2 to Amended and Restated Revolving Credit Agreement dated as of May 23, 2014, among FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., Miami AP Hotel, L.L.C. and Charleston Mills House Hotel, L.L.C as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders that are parties thereto.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) FelCor’s Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) FelCor’s Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (iv) FelCor’s Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 and 2013; (v) FelCor’s Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; (vi) FelCor LP’s Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (vii) FelCor LP’s Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (viii) FelCor LP’s Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the six months ended June 30, 2014 and 2013; (x) FelCor LP’s Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: August 1, 2014	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: August 1, 2014	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller