Form 10-Q
period 2014-09-30
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2014-10-31
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

At October 27, 2014, FelCor Lodging Trust Incorporated had issued and outstanding 124,288,520 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended September 30, 2014, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2014	December 31, 2013
Assets
Investment in hotels, net of accumulated depreciation of $871,685 and $929,801 at September 30, 2014 and December 31, 2013, respectively	$1,657,551	$1,653,267
Hotel development	278,619	216,747
Investment in unconsolidated entities	17,741	46,943
Hotels held for sale	26,690	16,319
Cash and cash equivalents	60,110	45,645
Restricted cash	34,263	77,227
Accounts receivable, net of allowance for doubtful accounts of $226 and $262 at September 30, 2014 and December 31, 2013, respectively	34,696	35,747
Deferred expenses, net of accumulated amortization of $15,415 and $20,362 at September 30, 2014 and December 31, 2013, respectively	27,353	29,325
Other assets	22,924	23,060
Total assets	$2,159,947	$2,144,280
Liabilities and Equity
Debt, net of discount of $4,714 at December 31, 2013	$1,621,644	$1,663,226
Distributions payable	11,263	11,047
Accrued expenses and other liabilities	151,915	150,738
Total liabilities	1,784,822	1,825,011
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 611 and 618 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5,723	5,039
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,880 shares, liquidation value of $322,004 and $322,011, issued and outstanding at September 30, 2014 and December 31, 2013, respectively	309,354	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at September 30, 2014 and December 31, 2013	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 124,289 and 124,051 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,243	1,240
Additional paid-in capital	2,353,304	2,354,328
Accumulated other comprehensive income	—	24,937
Accumulated deficit	(2,524,017)	(2,568,350)
Total FelCor stockholders’ equity	309,296	290,929
Noncontrolling interests in other partnerships	18,663	23,301
Preferred equity in consolidated joint venture, liquidation value of $42,067	41,443	—
Total equity	369,402	314,230
Total liabilities and equity	$2,159,947	$2,144,280
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2014 and 2013
(unaudited, in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Hotel operating revenue	$232,449	$228,845	$711,750	$676,188
Other revenue	1,607	1,584	3,170	3,034
Total revenues	234,056	230,429	714,920	679,222
Expenses:
Hotel departmental expenses	82,731	81,750	255,882	247,126
Other property-related costs	59,441	60,497	183,931	179,955
Management and franchise fees	9,632	9,171	28,805	27,248
Taxes, insurance and lease expense	19,131	25,836	69,756	72,853
Corporate expenses	6,442	5,817	21,914	20,343
Depreciation and amortization	28,523	29,820	87,206	89,473
Impairment loss	—	—	—	24,441
Conversion expenses	—	(81)	—	1,134
Other expenses	9,746	2,102	13,874	6,838
Total operating expenses	215,646	214,912	661,368	669,411
Operating income	18,410	15,517	53,552	9,811
Interest expense, net	(21,922)	(25,796)	(71,644)	(78,457)
Debt extinguishment	(4,730)	—	(4,763)	—
Gain on sale of investment in unconsolidated entities, net	30,184	—	30,184	—
Gain from remeasurement of unconsolidated entities	20,733	—	20,733	—
Other gains, net	—	21	100	21
Income (loss) before equity in income from unconsolidated entities	42,675	(10,258)	28,162	(68,625)
Equity in income from unconsolidated entities	1,347	2,100	4,756	4,095
Income (loss) from continuing operations	44,022	(8,158)	32,918	(64,530)
Income (loss) from discontinued operations	(8)	11,947	132	18,919
Income (loss) before gain on sale of hotels	44,014	3,789	33,050	(45,611)
Gain on sale of hotels, net	29,556	—	50,639	—
Net income (loss)	73,570	3,789	83,689	(45,611)
Net loss (income) attributable to noncontrolling interests in other partnerships	(646)	(591)	(830)	3,621
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(185)	32	(135)	352
Preferred distributions - consolidated joint venture	(348)	—	(870)	—
Net income (loss) attributable to FelCor	72,391	3,230	81,854	(41,638)
Preferred dividends	(9,678)	(9,678)	(29,034)	(29,034)
Net income (loss) attributable to FelCor common stockholders	$62,713	$(6,448)	$52,820	$(70,672)
Basic per common share data:
Income (loss) from continuing operations	$0.50	$(0.14)	$0.42	$(0.72)
Net income (loss)	$0.50	$(0.05)	$0.43	$(0.57)
Basic weighted average common shares outstanding	124,168	123,817	124,159	123,815
Diluted per common share data:
Income (loss) from continuing operations	$0.50	$(0.14)	$0.42	$(0.72)
Net income (loss)	$0.50	$(0.05)	$0.42	$(0.57)
Diluted weighted average common shares outstanding	125,526	123,817	125,289	123,815
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2014 and 2013
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$73,570	$3,789	$83,689	$(45,611)
Foreign currency translation adjustment	(445)	329	(490)	(595)
Reclassification of foreign currency translation to gain	(24,448)	—	(24,448)	—
Comprehensive income (loss)	48,677	4,118	58,751	(46,206)
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	(646)	(591)	(830)	3,621
Comprehensive loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(184)	30	(134)	355
Preferred distributions - consolidated joint venture	(348)	—	(870)	—
Comprehensive income (loss) attributable to FelCor	$47,499	$3,557	$56,917	$(42,230)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Comprehensive Income (Loss)	Total Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2012	12,948	$478,774	124,117	$1,241	$2,353,581	$26,039	$(2,464,968)	$27,352	$—		$422,019
Issuance of stock awards	—	—	5	—	—	—	—	—	—		—
Stock awards - amortization and severance	—	—	—	—	2,762	—	—	—	—		2,762
Conversion of operating partnership units into common shares	—	—	4	—	23	—	—	—	—		23
Allocation to redeemable noncontrolling interests	—	—	—	—	(1,280)	—	—	—	—		(1,280)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	3,024	—		3,024
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(3,279)	—		(3,279)
Preferred dividends:
$1.4625 per Series A preferred share	—	—	—	—	—	—	(18,837)	—	—		(18,837)
$1.50 per Series C depositary preferred share	—	—	—	—	—	—	(10,197)	—	—		(10,197)
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(592)	—	—	—	$(592)
Net loss	—	—	—	—	—	—	(41,638)	(3,621)	—	(45,259)
Comprehensive loss										$(45,851)	(45,851)
Balance at September 30, 2013	12,948	$478,774	124,126	$1,241	$2,355,086	$25,447	$(2,535,640)	$23,476	$—		$348,384
Balance at December 31, 2013	12,948	$478,774	124,051	$1,240	$2,354,328	$24,937	$(2,568,350)	$23,301	—		$314,230
Conversion of preferred stock into common stock	—	(8)	—	—	8	—	—	—	—		—
Issuance of stock awards	—	—	349	4	(4)	—	—	—	—		—
Stock awards - amortization	—	—	—	—	3,066	—	—	—	—		3,066
Forfeiture of stock awards	—	—	(117)	(1)	—	—	(931)	—	—		(932)
Conversion of operating partnership units into common shares	—	—	6	—	56	—	—	—	—		56
Allocation to redeemable noncontrolling interests	—	—	—	—	(642)	—	—	—	—		(642)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	5,508	—		5,508
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(8,634)	—		(8,634)
Acquisition of noncontrolling interest	—	—	—	—	(3,508)	—	—	(2,342)			(5,850)
Dividends declared:
$0.06 per common share	—	—	—	—	—	—	(7,556)	—	—		(7,556)
$1.4625 per Series A preferred share	—	—	—	—	—	—	(18,837)	—	—		(18,837)
$1.50 per Series C depositary preferred share	—	—	—	—	—	—	(10,197)	—	—		(10,197)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(870)		(870)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	41,443		41,443
Comprehensive income (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(489)	—	—	—	$(489)
Reclassification of foreign currency translation to gain	—	—	—	—	—	(24,448)	—	—	—	(24,448)
Net income	—	—	—	—	—	—	81,854	830	870	83,554
Comprehensive income										$58,617	58,617
Balance at September 30, 2014	12,948	$478,766	124,289	$1,243	$2,353,304	$—	$(2,524,017)	$18,663	$41,443		$369,402
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$83,689	$(45,611)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,206	94,102
Gain on sale of hotels, net	(51,029)	(19,068)
Gain on sale of investment in unconsolidated entities, net	(30,184)	—
Gain from remeasurement of unconsolidated entities, net	(20,733)	—
Other gains, net	(100)	(87)
Amortization of deferred financing fees and debt discount	8,136	8,224
Amortization of fixed stock and directors’ compensation	4,490	4,547
Equity based severance	—	822
Equity in income from unconsolidated entities	(4,756)	(4,095)
Distributions of income from unconsolidated entities	3,394	3,389
Debt extinguishment	5,008	—
Impairment loss	—	27,706
Changes in assets and liabilities:
Accounts receivable	271	(13,501)
Other assets	(4,834)	(8,336)
Accrued expenses and other liabilities	7,107	20,279
Net cash flow provided by operating activities	87,665	68,371
Cash flows from investing activities:
Improvements and additions to hotels	(65,547)	(74,456)
Hotel development	(63,381)	(46,724)
Net proceeds from asset sales	119,991	89,929
Proceeds from unconsolidated joint venture transaction	4,032	—
Change in restricted cash – investing	42,964	(670)
Insurance proceeds	255	218
Distributions from unconsolidated entities	10,658	6,218
Contributions to unconsolidated entities	—	(1,500)
Net cash flow provided by (used in) investing activities	48,972	(26,985)
Cash flows from financing activities:
Proceeds from borrowings	439,607	137,245
Repayment of borrowings	(553,867)	(123,741)
Payment of deferred financing fees	(3,052)	(2,723)
Acquisition of noncontrolling interest	(5,850)	—
Distributions paid to noncontrolling interests	(8,634)	(3,279)
Contributions from noncontrolling interests	5,508	3,024
Distributions paid to FelCor LP limited partners	(31)	—
Distributions paid to preferred stockholders	(29,034)	(29,034)
Preferred distributions - consolidated joint venture	(757)	—
Distributions paid to common stockholders	(7,453)	—
Net proceeds from issuance of preferred equity - consolidated joint venture	41,443	—
Net cash flow used in financing activities	(122,120)	(18,508)
Effect of exchange rate changes on cash	(52)	(34)
Net change in cash and cash equivalents	14,465	22,844
Cash and cash equivalents at beginning of periods	45,645	45,745
Cash and cash equivalents at end of periods	$60,110	$68,589
Supplemental cash flow information – interest paid, net of capitalized interest	$67,187	$54,326
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	December 31,
	2014	2013
Assets
Investment in hotels, net of accumulated depreciation of $871,685 and $929,801 at September 30, 2014 and December 31, 2013, respectively	$1,657,551	$1,653,267
Hotel development	278,619	216,747
Investment in unconsolidated entities	17,741	46,943
Hotels held for sale	26,690	16,319
Cash and cash equivalents	60,110	45,645
Restricted cash	34,263	77,227
Accounts receivable, net of allowance for doubtful accounts of $226 and $262 at September 30, 2014 and December 31, 2013, respectively	34,696	35,747
Deferred expenses, net of accumulated amortization of $15,415 and $20,362 at September 30, 2014 and December 31, 2013, respectively	27,353	29,325
Other assets	22,924	23,060
Total assets	$2,159,947	$2,144,280
Liabilities and Partners’ Capital
Debt, net of discount of $4,714 at December 31, 2013	$1,621,644	$1,663,226
Distributions payable	11,263	11,047
Accrued expenses and other liabilities	151,915	150,738
Total liabilities	1,784,822	1,825,011
Commitments and contingencies
Redeemable units, 611 and 618 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5,723	5,039
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at September 30, 2014 and December 31, 2013	309,354	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at September 30, 2014 and December 31, 2013	169,412	169,412
Common units, 124,289 and 124,051 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	(169,470)	(212,888)
Accumulated other comprehensive income	—	25,043
Total FelCor LP partners’ capital	309,296	290,929
Noncontrolling interests	18,663	23,301
Preferred capital in consolidated joint venture	41,443	—
Total partners’ capital	369,402	314,230
Total liabilities and partners’ capital	$2,159,947	$2,144,280
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2014 and 2013
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Hotel operating revenue	$232,449	$228,845	$711,750	$676,188
Other revenue	1,607	1,584	3,170	3,034
Total revenues	234,056	230,429	714,920	679,222
Expenses:
Hotel departmental expenses	82,731	81,750	255,882	247,126
Other property-related costs	59,441	60,497	183,931	179,955
Management and franchise fees	9,632	9,171	28,805	27,248
Taxes, insurance and lease expense	19,131	25,836	69,756	72,853
Corporate expenses	6,442	5,817	21,914	20,343
Depreciation and amortization	28,523	29,820	87,206	89,473
Impairment loss	—	—	—	24,441
Conversion expenses	—	(81)	—	1,134
Other expenses	9,746	2,102	13,874	6,838
Total operating expenses	215,646	214,912	661,368	669,411
Operating income	18,410	15,517	53,552	9,811
Interest expense, net	(21,922)	(25,796)	(71,644)	(78,457)
Debt extinguishment	(4,730)	—	(4,763)	—
Gain on sale of investment in unconsolidated entities, net	30,184	—	30,184	—
Gain from remeasurement of unconsolidated entities	20,733	—	20,733	—
Other gains, net	—	21	100	21
Income (loss) before equity in income from unconsolidated entities	42,675	(10,258)	28,162	(68,625)
Equity in income from unconsolidated entities	1,347	2,100	4,756	4,095
Income (loss) from continuing operations	44,022	(8,158)	32,918	(64,530)
Income (loss) from discontinued operations	(8)	11,947	132	18,919
Income (loss) before gain on sale of hotels	44,014	3,789	33,050	(45,611)
Gain on sale of hotels, net	29,556	—	50,639	—
Net income (loss)	73,570	3,789	83,689	(45,611)
Net loss (income) attributable to noncontrolling interests	(646)	(591)	(830)	3,621
Preferred distributions - consolidated joint venture	(348)	—	(870)	—
Net income (loss) attributable to FelCor LP	72,576	3,198	81,989	(41,990)
Preferred distributions	(9,678)	(9,678)	(29,034)	(29,034)
Net income (loss) attributable to FelCor LP common unitholders	$62,898	$(6,480)	$52,955	$(71,024)
Basic and diluted per common unit data:
Income (loss) from continuing operations	$0.50	$(0.14)	$0.42	$(0.72)
Net income (loss)	$0.50	$(0.05)	$0.42	$(0.57)
Basic weighted average common units outstanding	124,781	124,435	124,774	124,435
Diluted weighted average common units outstanding	126,164	124,435	125,916	124,435

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2014 and 2013
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$73,570	$3,789	$83,689	$(45,611)
Foreign currency translation adjustment	(445)	329	(490)	(595)
Reclassification of foreign currency translation to gain	(24,553)	—	(24,553)	—
Comprehensive income (loss)	48,572	4,118	58,646	(46,206)
Comprehensive loss (income) attributable to noncontrolling interests	(646)	(591)	(830)	3,621
Preferred distributions - consolidated joint venture	(348)	—	(870)	—
Comprehensive income (loss) attributable to FelCor LP	$47,578	$3,527	$56,946	$(42,585)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2014 and 2013
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2012	$478,774	$(110,258)	$26,151	$27,352	$—		$422,019
FelCor restricted stock compensation	—	2,762	—	—	—		2,762
Contributions	—	—	—	3,024	—		3,024
Distributions	—	(29,034)	—	(3,279)	—		(32,313)
Allocation to redeemable units	—	(902)	—	—	—		(902)
Comprehensive loss:
Foreign exchange translation			(595)		—	$(595)
Net loss		(41,990)		(3,621)	—	(45,611)
Comprehensive loss						$(46,206)	(46,206)
Balance at September 30, 2013	$478,774	$(179,422)	$25,556	$23,476	$—		$348,384

Balance at December 31, 2013	$478,774	$(212,888)	$25,043	$23,301	—		$314,230
Conversion of preferred units into common units	(8)	8	—	—	—		—
FelCor restricted stock compensation	—	2,134	—	—	—		2,134
Contributions	—	—	—	5,508	—		5,508
Distributions	—	(36,590)	—	(8,634)	(870)		(46,094)
Allocation to redeemable units	—	(615)	—	—	—		(615)
Acquisition of noncontrolling interests	—	(3,508)	—	(2,342)	—		(5,850)
Issuance of preferred capital - consolidated joint venture	—	—	—	—	41,443		41,443
Comprehensive income:
Foreign exchange translation			(490)		—	$(490)
Reclassification of foreign currency translation to gain	—	—	(24,553)	—	—	$(24,553)
Net income		81,989		830	870	83,689
Comprehensive income						$58,646	58,646
Balance at September 30, 2014	$478,766	$(169,470)	$—	$18,663	$41,443		$369,402
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$83,689	$(45,611)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,206	94,102
Gain on sale of hotels, net	(51,029)	(19,068)
Gain on sale of investment in unconsolidated entities, net	(30,184)	—
Gain from remeasurement of unconsolidated entities, net	(20,733)	—
Other gains, net	(100)	(87)
Amortization of deferred financing fees and debt discount	8,136	8,224
Amortization of fixed stock and directors’ compensation	4,490	4,547
Equity based severance	—	822
Equity in income from unconsolidated entities	(4,756)	(4,095)
Distributions of income from unconsolidated entities	3,394	3,389
Debt extinguishment	5,008	—
Impairment loss	—	27,706
Changes in assets and liabilities:
Accounts receivable	271	(13,501)
Other assets	(4,834)	(8,336)
Accrued expenses and other liabilities	7,107	20,279
Net cash flow provided by operating activities	87,665	68,371
Cash flows from investing activities:
Improvements and additions to hotels	(65,547)	(74,456)
Hotel development	(63,381)	(46,724)
Net proceeds from asset sales	119,991	89,929
Proceeds from unconsolidated joint venture transaction	4,032	—
Change in restricted cash – investing	42,964	(670)
Insurance proceeds	255	218
Distributions from unconsolidated entities	10,658	6,218
Contributions to unconsolidated entities	—	(1,500)
Net cash flow provided by (used in) investing activities	48,972	(26,985)
Cash flows from financing activities:
Proceeds from borrowings	439,607	137,245
Repayment of borrowings	(553,867)	(123,741)
Payment of deferred financing fees	(3,052)	(2,723)
Acquisition of noncontrolling interest	(5,850)	—
Distributions paid to noncontrolling interests	(8,634)	(3,279)
Contributions from noncontrolling interests	5,508	3,024
Distributions paid to FelCor LP limited partners	(31)	—
Distributions paid to preferred unitholders	(29,034)	(29,034)
Preferred distributions - consolidated joint venture	(757)	—
Distributions paid to common unitholders	(7,453)	—
Net proceeds from issuance of preferred capital - consolidated joint venture	41,443	—
Net cash flow used in financing activities	(122,120)	(18,508)
Effect of exchange rate changes on cash	(52)	(34)
Net change in cash and cash equivalents	14,465	22,844
Cash and cash equivalents at beginning of periods	45,645	45,745
Cash and cash equivalents at end of periods	$60,110	$68,589
Supplemental cash flow information – interest paid, net of capitalized interest	$67,187	$54,326
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 50 hotels as of September 30, 2014, two of which were held for sale. At September 30, 2014, we had an aggregate of 124,899,982 shares and units outstanding, consisting of 124,288,520 shares of FelCor common stock and 611,462 FelCor LP units not owned by FelCor.
Of the 48 hotels not held for sale as of September 30, 2014, we owned 100% interests in 44 hotels, 60% interests in an entity owning one hotel and 50% interests in entities owning three hotels. We consolidate our real estate interests in the 45 hotels in which we held majority interests, and we record the real estate interests of the three hotels in which we held 50% interests using the equity method. We leased 47 of the 48 hotels in continuing operations to our taxable REIT subsidiaries, of which we own a controlling interest. We operated one 50% owned hotel without a lease. Because we owned controlling interests in these lessees, we consolidated our interests in these 47 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statements of operations. Of our Consolidated Hotels, we owned 50% of the real estate interests in each of two hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in each of the remaining 45 hotels (we consolidate our real estate interest in these hotels).
The following table illustrates the distribution of our 47 Consolidated Hotels at September 30, 2014:

Brand	Hotels	Rooms
Embassy Suites Hotels®	24	6,480
Wyndham® and Wyndham Grand®	8	2,528
Sheraton® and Westin®	3	1,209
Marriott® and Renaissance®	3	1,321
Holiday Inn®	3	1,256
DoubleTree by Hilton® and Hilton®	3	802
Fairmont®	1	383
Morgans and Royalton	2	285
Total	47	14,264
At September 30, 2014, our Consolidated Hotels were located in 17 states, with concentrations in California (11 hotels), Florida (seven hotels) and Texas (seven hotels). Approximately 52% of our revenue was generated from hotels in these three states during the first nine months of 2014.
At September 30, 2014, of our 47 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 26 hotels, (ii) subsidiaries of Wyndham Hotel Group, or Wyndham, managed eight hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed three hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (v) subsidiaries of InterContinental Hotels Group, or IHG, managed three hotels, (vi) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, (vii) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (viii) an independent management company managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
In addition to the above hotels, we own a 95% interest in a consolidated joint venture that owns the Knickerbocker Hotel, a former hotel and office building that is being redeveloped as a 4+ star hotel in midtown Manhattan. We expect to open the Knickerbocker in February.
The information in our consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and nine months ended September 30, 2014 and 2013, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair statement of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of actual operating results for the entire year.
2.    Joint Venture Transaction
In July 2014, we unwound unconsolidated joint ventures in which we held 50% interests that collectively owned 10 hotels. As a consequence, we now own 100% of five of those hotels and none of the other five hotels. We also now own 100% of an additional hotel of which we owned 90% prior to the unwinding of the joint ventures. We paid $2.2 million to our joint venture partner to equalize the aggregate value of assets each party received as the joint ventures were unwound. This payment was the net of $5.9 million paid for our partner’s 10% interest in the one hotel and $3.7 million received for the difference in values of the five hotels now wholly-owned by us compared to the five hotels in which we no longer have any ownership.
Our joint ventures had an outstanding loan that was secured by eight of these hotels and was bifurcated when the joint ventures were unwound. That loan bears interest at one-month LIBOR plus 3%, matures in March 2017 and is freely pre-payable in whole or in part. We are now only liable for our $64 million share of the bifurcated non-recourse loan, which is secured by mortgages on four of the former joint venture hotels that we now wholly-own.
As a result of these transactions, we have recorded the following in the third quarter:

•	A $20.7 million gain on the remeasurement of the fair value of the five previously unconsolidated hotels, which we now control as wholly-owned by us;

•	A $30.2 million gain on the disposition of our unconsolidated interests in the five other hotels (net of $457,000 in transaction costs);

•	A $3.5 million decrease in Additional Paid-In Capital related to our acquisition of the 10% noncontrolling interest of another hotel, which is now wholly-owned by us.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Joint Venture Transaction — (continued)
In addition to the foregoing, we increased our ownership interest in the operating entities of all six hotels in conjunction with unwinding the joint ventures. Prior to the transaction, we had 51% controlling interests in 10 of the hotel lessees that operated the joint ventures’ 10 hotels and a 90% controlling interest in the hotel lessee that operated the eleventh hotel. After unwinding the joint ventures, we no longer have any interest in five lessees and own 100% in the lessees of the six hotels we now own outright. When we unwound the joint ventures, we liquidated the lessees’ assets and liabilities to cash, which was then distributed to the partners based on their ownership interests just prior to unwinding the joint ventures. Consequently, we recorded no gains or losses when changing ownership of the lessees.
The following table summarizes the fair values of assets acquired and liabilities assumed where we obtained control of a previously unconsolidated entity (i.e., a business combination) through this, primarily, non-cash transaction:

Assets
Investment in hotels	$130,100
Other assets	1,300
Deferred expenses	259
Total assets acquired	$131,659

Liabilities
Debt	$64,000
Net assets acquired	$67,659
The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for buildings).  The sales comparison approach used inputs of recent land sales in the respective hotel markets.  The depreciated replacement cost approach used inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age and the square footage of the respective buildings.  The fair value of the debt was based on the estimated principal amount of debt having the same debt service requirements that could have been borrowed on the transaction date, at then current market interest rates.
The non-cash transaction also resulted in a $19.9 million decrease in our investment in unconsolidated entities.
The following unaudited consolidated pro forma results of operations for the three and nine months ended September 30, 2014 and 2013 assumes the joint venture transactions (the business combination, the disposition of unconsolidated interests, the acquisition of a 10% interest in one hotel, and the change in lessee ownership percentages) occurred on January 1, 2013. The unaudited consolidated pro forma results of operations are not necessarily indicative of the results of operations if the transactions had been completed on the assumed date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$73,640	$3,378	$84,408	$(45,201)
Income (loss) per share/unit - basic	$0.50	$(0.06)	$0.43	$(0.57)
Income (loss) per share/unit - diluted	$0.50	$(0.06)	$0.42	$(0.57)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment in Unconsolidated Entities
At September 30, 2014 and December 31, 2013, we owned 50% interests in joint ventures that owned three hotels and 13 hotels, respectively. This decrease in hotels owned by our unconsolidated joint ventures reflects unwinding certain of our joint ventures in July 2014 as described in Note 2. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	September 30,	December 31,
	2014	2013
Investment in hotels and other properties, net of accumulated depreciation	$30,185	$140,145
Total assets	$51,409	$155,848
Debt	$34,471	$146,358
Total liabilities	$37,971	$152,068
Equity	$13,438	$3,780
Our unconsolidated entities’ debt at September 30, 2014 and December 31, 2013 consisted entirely of non-recourse mortgage debt. In September, one of our other unconsolidated joint ventures refinanced its debt with a new $23.5 million loan maturing in October 2024.
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$15,699	$21,844	$52,644	$55,995
Net income	$3,121	$5,131	$11,800	$10,980

Net income attributable to FelCor	$1,561	$2,565	$5,900	$5,490
Depreciation of cost in excess of book value	(214)	(465)	(1,144)	(1,395)
Equity in income from unconsolidated entities	$1,347	$2,100	$4,756	$4,095

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Investment in Unconsolidated Entities -- (continued)

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	September 30,	December 31,
	2014	2013
Hotel-related investments	$(1,254)	$(6,349)
Cost in excess of book value of hotel investments	11,022	45,053
Land and condominium investments	7,973	8,239
Investment in unconsolidated entities	$17,741	$46,943
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Hotel investments	$1,029	$1,632	$5,022	$4,223
Other investments	318	468	(266)	(128)
Equity in income from unconsolidated entities	$1,347	$2,100	$4,756	$4,095

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Debt

Consolidated debt consisted of the following (dollars in thousands):

	Encumbered	Interest	Maturity	September 30,	December 31,
	Hotels	Rate (%)	Date	2014	2013
Line of credit	8	LIBOR + 3.375	June 2016(a)	$146,500	$88,000
Term loan	3	LIBOR + 2.50	July 2017	140,000	—
Mortgage debt	4	LIBOR + 3.00	March 2017	64,000	—
Mortgage debt(b)	4	4.95	October 2022	124,930	126,220
Mortgage debt	1	4.94	October 2022	31,353	31,714
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Knickerbocker loan(c)
Construction tranche	—	LIBOR + 4.00	May 2016	44,577	—
Cash collateralized tranche	—	LIBOR + 1.25	May 2016	20,284	64,861
Retired debt	—	—	—	—	302,431
Total	35			$1,621,644	$1,663,226

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(c)
In November 2012, we obtained an $85.0 million construction loan to finance the redevelopment of the Knickerbocker Hotel. This loan can be extended for one year subject to satisfying certain conditions. In 2014, we drew $44.6 million of the cash collateral to fund construction costs, leaving $20.3 million of cash collateral to be drawn before drawing on the remaining $20.1 million available under the construction loan.

In January 2014, we repaid a $10.9 million secured loan, otherwise maturing in July 2014, when we sold a hotel. In March 2014, we repaid a $17.1 million loan, secured by a hotel, otherwise maturing in June 2014. We incurred $251,000 of debt extinguishment costs in connection with repaying these loans.
In April 2014, we repaid a $15.6 million loan, secured by two hotels, otherwise maturing in July 2014. In May 2014, we repaid an additional $19.2 million loan, secured by a hotel, otherwise maturing in August 2014.
In July 2014, we obtained a $140 million term loan secured by three hotels. The loan bears interest at LIBOR (no floor) plus 2.5%. The loan matures in 2017 (it may be extended for up to two years, subject to satisfying certain conditions) and is freely pre-payable. We will use proceeds from pending and future asset sales to repay this loan and borrowings under our line of credit.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Debt — (continued)

In August 2014, we used proceeds from the July 2014 term loan, cash on hand and borrowings under our line of credit to repay the remaining $234 million of our 10% senior secured notes. These notes, which would have matured October 2014, were secured by 11 properties. We incurred $3.8 million of debt extinguishment costs in connection with repaying these notes. All cash paid to satisfy the extinguishment of the senior secured notes is classified as a financing activity in the statements of cash flows.

In September 2014, we repaid a $9.6 million secured loan, otherwise maturing in July 2016, when we sold a hotel. We incurred $914,000 of debt extinguishment costs in connection with repaying this loan.

We reported $21.9 million and $25.8 million of interest expense for the three months ended September 30, 2014 and 2013, respectively, which is net of: (i) interest income of $13,000 and $15,000 and (ii) capitalized interest of $4.1 million and $3.4 million, respectively. We reported $71.6 million and $78.5 million of interest expense for the nine months ended September 30, 2014 and 2013, respectively, which is net of: (i) interest income of $41,000 and $60,000 and (ii) capitalized interest of $12.4 million and $9.1 million, respectively.

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Room revenue	$185,969	$183,657	$556,036	$528,491
Food and beverage revenue	34,287	33,118	119,543	112,222
Other operating departments	12,193	12,070	36,171	35,475
Total hotel operating revenue	$232,449	$228,845	$711,750	$676,188
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

	Three Months Ended September 30,
	2014		2013
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$48,348	20.8%	$47,914	20.9%
Food and beverage	28,667	12.3	28,251	12.3
Other operating departments	5,716	2.5	5,585	2.5
Total hotel departmental expenses	$82,731	35.6%	$81,750	35.7%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$145,666	20.5%	$140,106	20.7%
Food and beverage	92,920	13.1	90,244	13.3
Other operating departments	17,296	2.4	16,776	2.5
Total hotel departmental expenses	$255,882	36.0%	$247,126	36.5%
Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$19,669	8.5%	$20,050	8.8%
Marketing	19,013	8.2	18,267	8.0
Repair and maintenance	10,887	4.7	11,320	4.9
Utilities	9,872	4.2	10,860	4.7
Total other property-related costs	$59,441	25.6%	$60,497	26.4%

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$60,638	8.5%	$60,409	8.9%
Marketing	60,233	8.5	56,833	8.4
Repair and maintenance	33,906	4.8	34,127	5.0
Utilities	29,154	4.0	28,586	4.3
Total other property-related costs	$183,931	25.8%	$179,955	26.6%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

In March 2013, we rebranded and transitioned management at eight hotels located in strategic markets to Wyndham brands. Wyndham's parent guaranteed a minimum level of net operating income for each year of the initial 10-year term, subject to an aggregate $100 million limit over the term (of which we have received or accrued $8.5 million to date) and an annual $21.5 million limit. Amounts recorded under the guaranty are accounted for, to the extent available, as a reduction in contractual management and other fees paid and payable to Wyndham. Any amounts in excess of those fees will be recorded as revenue when earned. For the nine months ended September 30, 2014 and 2013, we have recorded $524,000 and $5.2 million, respectively, pro rata portion of the projected full-year guaranty (of which $93,000 and $2.4 million is for the three months ended September 30, 2014 and 2013, respectively) as a reduction of Wyndham's contractual management and other fees.

6.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Hotel lease expense(a)	$5,537	$11,849	$29,224	$33,572
Land lease expense(b)	3,670	3,313	9,292	8,478
Real estate and other taxes	7,712	8,496	23,845	23,728
Property insurance, general liability insurance and other	2,212	2,178	7,395	7,075
Total taxes, insurance and lease expense	$19,131	$25,836	$69,756	$72,853

(a)
Hotel lease expense is recorded by the consolidated operating lessees of hotels owned by unconsolidated entities and is partially (generally 49%) offset through noncontrolling interests in other partnerships. Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $3.3 million and $6.4 million for the three months ended September 30, 2014 and 2013, respectively, and $16.0 million and $17.2 million for the nine months ended September 30, 2014 and 2013, respectively.

(b)
Land lease expense includes percentage rent of $2.2 million and $1.9 million for the three months ended September 30, 2014 and 2013, respectively, and $4.9 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Impairment
Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider each hotel to be a component for purposes of determining impairment charges.
We may record impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and/or lodging industry weakens, or we shorten our contemplated holding period for additional hotels. In the second quarter of 2013, we recorded a $27.7 million impairment charge.
The impairment charge related in part to the one hotel included in discontinued operations ($3.3 million) and was based on third-party offers to purchase (a Level 2 input under authoritative guidance for fair value measurements) at prices below our previously estimated fair market values for this property. This hotel had been identified as a sale candidate in a prior year, reducing its estimated hold period at that time.
A $24.4 million portion of the impairment charge related to two hotels identified as no longer meeting our investment criteria, thereby significantly reducing their respective estimated hold periods, resulting in impairments on both hotels. Impairment charges related to these two hotels was determined using Level 3 inputs, as follows:

•
with respect to one hotel, we used a discounted cash flow analysis with an estimated stabilized growth rate of 3.0%, a discounted cash flow term of five years, a terminal capitalization rate of 8.0%, and a discount rate of 10.0%; and

•	with respect to the other hotel, we used information based on EBITDA multiples ranging from 10x to 12x.

8.	Hotel Dispositions
Effective January 1, 2014, we adopted the provisions of Accounting Standards Update No. 2014-08 (the Update), under which the disposal of components of an entity are reported as discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. These new provisions are applied prospectively only, and, as such, hotels that were considered discontinued operations for the year ended December 31, 2013 and prior continue to be reported as discontinued operations in all periods presented.
During the nine months ended September 30, 2014, we sold six hotels, one of which was previously held for sale at December 31, 2013, and disposed of five unconsolidated hotels when we unwound our joint ventures as discussed in Note 2. As of September 30, 2014, we had two hotels held for sale, both of which have subsequently sold. We designate a hotel as held for sale when the sale is probable within the next twelve months. We consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale, and we have received a substantial non-refundable deposit. We included operations for 12 of the hotels (five hotels sold not previously held for sale, five hotels disposed when we unwound certain joint ventures, and two hotels held for sale as of September 30, 2014) in income (loss) from continuing operations as shown in the statements of operations for the three and nine months ended September 30, 2014 and 2013, as disposition of these hotels does not represent a strategic shift in our business.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Hotel Dispositions — (continued)

The following table includes condensed financial information from these 12 hotels (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Hotel operating revenue	$12,225	$32,247	$70,092	$91,333
Operating expenses (a)	(11,842)	(31,505)	(68,792)	(104,688)
Operating income (loss)	383	742	1,300	(13,355)
Interest expense, net	(151)	(695)	(1,284)	(2,122)
Debt extinguishment	(914)	—	(920)	—
Gain on sale of investment in unconsolidated entities, net	30,184	—	30,184	—
Other gains, net	—	21	—	21
Equity in income from unconsolidated entities	334	884	1,440	1,378
Income (loss) from continuing operations	29,836	952	30,720	(14,078)
Gain on sale of hotels, net(b)	30,440	—	51,920	—
Net income (loss)	60,276	952	82,640	(14,078)
Net loss (income) attributable to noncontrolling interests in other partnerships	(890)	69	(717)	355
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(168)	(5)	(276)	67
Net income (loss) attributable to FelCor	$59,218	$1,016	$81,647	$(13,656)

(a)	Operating expenses include impairment charges of $14.3 million for the nine months ended September 30, 2013.

(b)
We recorded a $24.4 million gain from foreign currency translation (which we had previously recorded in accumulated other comprehensive income) when we sold our remaining Canadian hotel in the third quarter of 2014 which substantially liquidated all of our foreign investments.

Discontinued operations include the results of operations for five hotels sold in 2013 and one hotel sold in 2014 (which was held for sale as of December 31, 2013). The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Hotel operating revenue	$—	$7,172	$730	$31,785
Operating expenses (a)	(8)	(6,901)	(678)	(31,403)
Operating income (loss) from discontinued operations	(8)	271	52	382
Interest expense, net	—	(199)	(66)	(597)
Debt extinguishment	—	—	(245)	—
Other gains, net	—	66	—	66
Gain on sale of hotels, net	—	11,809	391	19,068
Income (loss) from discontinued operations	$(8)	$11,947	$132	$18,919

(a)	Operating expenses in discontinued operations include impairment charges of $3.3 million for the nine months ended September 30, 2013.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income (Loss) Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Income (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to FelCor	$72,391	$3,230	$81,854	$(41,638)
Discontinued operations attributable to FelCor	8	(11,014)	(131)	(17,865)
Income (loss) from continuing operations attributable to FelCor	72,399	(7,784)	81,723	(59,503)
Less: Preferred dividends	(9,678)	(9,678)	(29,034)	(29,034)
Less: Dividends declared on unvested restricted stock	(2)	—	(5)	—
Less: Undistributed earnings allocated to unvested restricted stock	(48)	—	(18)	—
Numerator for continuing operations attributable to FelCor common stockholders	62,671	(17,462)	52,666	(88,537)
Discontinued operations attributable to FelCor	(8)	11,014	131	17,865
Numerator for basic and diluted income (loss) attributable to FelCor common stockholders	$62,663	$(6,448)	$52,797	$(70,672)
Denominator:
Denominator for basic income (loss) per share	124,168	123,817	124,159	123,815
Denominator for diluted income (loss) per share	125,526	123,817	125,289	123,815
Basic income (loss) per share data:
Income (loss) from continuing operations	$0.50	$(0.14)	$0.42	$(0.72)
Discontinued operations	$—	$0.09	$—	$0.14
Net income (loss)	$0.50	$(0.05)	$0.43	$(0.57)
Diluted income (loss) per share data:
Income (loss) from continuing operations	$0.50	$(0.14)	$0.42	$(0.72)
Discontinued operations	$—	$0.09	$—	$0.14
Net income (loss)	$0.50	$(0.05)	$0.42	$(0.57)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income (Loss) Per Share/Unit — (continued)
FelCor LP Income (Loss) Per Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to FelCor LP	$72,576	$3,198	$81,989	$(41,990)
Discontinued operations attributable to FelCor LP	8	(11,069)	(132)	(17,953)
Income (loss) from continuing operations attributable to FelCor LP	72,584	(7,871)	81,857	(59,943)
Less: Preferred distributions	(9,678)	(9,678)	(29,034)	(29,034)
Less: Distributions declared on FelCor unvested restricted stock	(2)	—	(5)	—
Less: Undistributed earnings allocated to FelCor unvested restricted stock	(48)	—	(18)	—
Numerator for continuing operations attributable to FelCor LP common unitholders	62,856	(17,549)	52,800	(88,977)
Discontinued operations attributable to FelCor LP	(8)	11,069	132	17,953
Numerator for basic and diluted income (loss) attributable to FelCor common unitholders	$62,848	$(6,480)	$52,932	$(71,024)
Denominator:
Denominator for basic income (loss) per unit	124,781	124,435	124,774	124,435
Denominator for diluted income (loss) per unit	126,164	124,435	125,916	124,435
Basic income (loss) per unit data:
Income (loss) from continuing operations	$0.50	$(0.14)	$0.42	$(0.72)
Discontinued operations	$—	$0.09	$—	$0.14
Net income (loss)	$0.50	$(0.05)	$0.42	$(0.57)
Diluted income (loss) per unit data:
Income (loss) from continuing operations	$0.50	$(0.14)	$0.42	$(0.72)
Discontinued operations	$—	$0.09	$—	$0.14
Net income (loss)	$0.50	$(0.05)	$0.42	$(0.57)
The income (loss) from continuing operations attributable to FelCor/FelCor LP share/unit calculations includes the gain on sale of hotels attributable to FelCor/FelCor LP.
Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted income (loss) per share/unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Series A convertible preferred shares/units	9,985	9,985	9,985	9,985
FelCor restricted stock units	—	728	—	461

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income (Loss) Per Share/Unit — (continued)

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended September 30, 2014 and 2013, and $18.8 million for the nine months ended September 30, 2014 and 2013.

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
Disclosures about fair value of our financial instruments are based on pertinent information available to management as of September 30, 2014 and December 31, 2013. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.
Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 2 input) and has an estimated fair value of $1.1 billion and $1.3 billion at September 30, 2014 and December 31, 2013, respectively; and (iii) our debt that is not publicly-traded is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $581.0 million and $390.1 million at September 30, 2014 and December 31, 2013, respectively. The carrying value and the estimated fair value of all our debt was $1.6 billion and $1.7 billion at September 30, 2014 and December 31, 2013, respectively.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units — (continued)
At September 30, 2014, we had 611,462 limited partnership units outstanding carried at $5.7 million. The value of these outstanding units is based on the closing price of FelCor’s common stock at September 30, 2014 ($9.36 per share).

Changes in redeemable noncontrolling interests (or redeemable units) for the nine months ended September 30, 2014 and 2013 are shown below — (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Balance at beginning of period	$5,039	$2,902
Conversion of units	(56)	(23)
Redemption value allocation	642	1,280
Distributions paid to unitholders	(36)	—
Comprehensive income (loss):
Foreign exchange translation	(1)	(3)
Net income (loss)	135	(352)
Balance at end of period	$5,723	$3,804
12.    Consolidated Joint Venture Preferred Equity/Capital
Our joint venture that is redeveloping the Knickerbocker Hotel raised $45 million through the sale of 3.5% preferred equity/capital under the EB-5 immigrant investor program. The purchasers receive a 3.25% current annual return, plus a 0.25% non-compounding annual return paid at redemption. Our joint venture may, at its option, redeem this equity interest. If it is not redeemed within five years, the current annual return increases to 8%. The venture received $42.0 million in gross proceeds ($41.4 million net of issuance costs) during the nine months ended September 30, 2014, and the remaining $3.0 million will be received as investors’ visas are approved. We used our 95% share of the proceeds to repay borrowings under our line of credit.
13.    Contingency

One of our consolidated subsidiaries is currently engaged in a commercial dispute with a third party that relates to circumstances that arose prior to September 30, 2014. Subsequent to September 30, 2014, we acquired additional information regarding this matter, and, under generally accepted accounting principles, we have recorded $5.9 million in other expenses during the three months ended September 30, 2014 to establish a provision for our current estimate of our maximum exposure for this contingency. However, we will continue asserting our rights under the contract. We believe these negotiations, when complete, will result in a substantial reduction of the liability. Because negotiations are ongoing, the outcome of those negotiations and the net amount for which our subsidiary will ultimately be liable are uncertain.

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

15.	FelCor LP’s Consolidating Financial Information
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
The guaranties by the Subsidiary Guarantors may be automatically and unconditionally released upon (i) the sale or other disposition of all of the capital stock of the Subsidiary Guarantor or the sale or disposition of all or substantially all of the assets of the Subsidiary Guarantor, if, in each case, as a result of such sale or disposition, such Subsidiary Guarantor ceases to be a subsidiary of FelCor LP, (ii) the consolidation or merger of any such Subsidiary Guarantor with any person other than FelCor LP, or a subsidiary of FelCor LP, if, as a result of such consolidation or merger, such Subsidiary Guarantor ceases to be a subsidiary of FelCor LP, (iii) a legal defeasance or covenant defeasance of the indenture, (iv) the unconditional and complete release of such Subsidiary Guarantor in accordance with the modification and waiver provisions of the indenture, or (v) the designation of a restricted subsidiary that is a Subsidiary Guarantor as an unrestricted subsidiary under and in compliance with the indenture.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FelCor LP’s Consolidating Financial Information – (continued)
The following tables present consolidating information for the Subsidiary Guarantors.
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$2,330	$911,642	$743,579	$—	$1,657,551
Hotel development	—	—	278,619	—	278,619
Equity investment in consolidated entities	1,343,871	—	—	(1,343,871)	—
Investment in unconsolidated entities	8,952	7,468	1,321	—	17,741
Hotels held for sale	7,515	—	19,175	—	26,690
Cash and cash equivalents	17,428	38,770	3,912	—	60,110
Restricted cash	—	10,410	23,853	—	34,263
Accounts receivable, net	857	32,923	916	—	34,696
Deferred expenses, net	17,820	—	9,533	—	27,353
Other assets	6,183	9,442	7,299	—	22,924

Total assets	$1,404,956	$1,010,655	$1,088,207	$(1,343,871)	$2,159,947

Debt, net	$1,050,000	$—	$612,431	$(40,787)	$1,621,644
Distributions payable	11,150	—	113	—	11,263
Accrued expenses and other liabilities	28,787	102,867	20,261	—	151,915

Total liabilities	1,089,937	102,867	632,805	(40,787)	1,784,822

Redeemable units	5,723	—	—	—	5,723

Preferred units	478,766	—	—	—	478,766
Common units	(169,470)	908,038	395,046	(1,303,084)	(169,470)
Total FelCor LP partners’ capital	309,296	908,038	395,046	(1,303,084)	309,296
Noncontrolling interests	—	(250)	18,913	—	18,663
Preferred capital in consolidated joint venture	—	—	41,443	—	41,443
Total partners’ capital	309,296	907,788	455,402	(1,303,084)	369,402
Total liabilities and partners’ capital	$1,404,956	$1,010,655	$1,088,207	$(1,343,871)	$2,159,947

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$232,449	$—	$—	$232,449
Percentage lease revenue	2,537	—	27,872	(30,409)	—
Other revenue	3	1,425	179	—	1,607
Total revenues	2,540	233,874	28,051	(30,409)	234,056

Expenses:
Hotel operating expenses	—	151,804	—	—	151,804
Taxes, insurance and lease expense	506	45,188	3,846	(30,409)	19,131
Corporate expenses	152	4,295	1,995	—	6,442
Depreciation and amortization	694	17,199	10,630	—	28,523
Other expenses	84	7,116	2,546	—	9,746
Total operating expenses	1,436	225,602	19,017	(30,409)	215,646
Operating income	1,104	8,272	9,034	—	18,410
Interest expense, net	(16,850)	(126)	(4,946)	—	(21,922)
Debt extinguishment	(3,816)	—	(914)	—	(4,730)
Gain on sale of investment in unconsolidated entities, net	30,184	—	—	—	30,184
Gain from remeasurement of unconsolidated entities, net	20,733	—	—	—	20,733
Income before equity in income from unconsolidated entities	31,355	8,146	3,174	—	42,675
Equity in income from consolidated entities	40,734	—	—	(40,734)	—
Equity in income from unconsolidated entities	1,099	259	(11)	—	1,347
Income from continuing operations	73,188	8,405	3,163	(40,734)	44,022
Loss from discontinued operations	—	(8)	—	—	(8)
Income before gain on sale of hotels	73,188	8,397	3,163	(40,734)	44,014
Gain on sale of hotels, net	(612)	22,176	7,992	—	29,556
Net income	72,576	30,573	11,155	(40,734)	73,570
Income attributable to noncontrolling interests	—	217	(863)	—	(646)
Preferred distributions - consolidated joint venture	—	—	(348)	—	(348)
Net income attributable to FelCor LP	72,576	30,790	9,944	(40,734)	72,576
Preferred distributions	(9,678)	—	—	—	(9,678)
Net income attributable to FelCor LP common unitholders	$62,898	$30,790	$9,944	$(40,734)	$62,898

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$228,845	$—	$—	$228,845
Percentage lease revenue	2,756	—	20,950	(23,706)	—
Other revenue	1	1,401	182	—	1,584
Total revenues	2,757	230,246	21,132	(23,706)	230,429

Expenses:
Hotel operating expenses	—	151,418	—	—	151,418
Taxes, insurance and lease expense	1,066	45,204	3,272	(23,706)	25,836
Corporate expenses	(212)	4,694	1,335	—	5,817
Depreciation and amortization	1,004	18,038	10,778	—	29,820
Conversion expenses	—	(17)	(64)	—	(81)
Other expenses	105	1,174	823	—	2,102
Total operating expenses	1,963	220,511	16,144	(23,706)	214,912
Operating income	794	9,735	4,988	—	15,517
Interest expense, net	(20,976)	(317)	(4,503)	—	(25,796)
Other gains, net	—	—	21	—	21
Loss before equity in income from unconsolidated entities	(20,182)	9,418	506	—	(10,258)
Equity in income from consolidated entities	21,537	—	—	(21,537)	—
Equity in income from unconsolidated entities	1,602	509	(11)	—	2,100
Loss from continuing operations	2,957	9,927	495	(21,537)	(8,158)
Income from discontinued operations	241	2,001	9,705	—	11,947
Net income	3,198	11,928	10,200	(21,537)	3,789
Income attributable to noncontrolling interests	—	319	(910)	—	(591)
Net income attributable to FelCor LP	3,198	12,247	9,290	(21,537)	3,198
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(6,480)	$12,247	$9,290	$(21,537)	$(6,480)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$711,750	$—	$—	$711,750
Percentage lease revenue	5,846	—	77,882	(83,728)	—
Other revenue	4	2,774	392	—	3,170
Total revenues	5,850	714,524	78,274	(83,728)	714,920

Expenses:
Hotel operating expenses	—	468,618	—	—	468,618
Taxes, insurance and lease expense	1,375	141,561	10,548	(83,728)	69,756
Corporate expenses	423	14,627	6,864	—	21,914
Depreciation and amortization	2,678	52,969	31,559	—	87,206
Other expenses	119	8,745	5,010	—	13,874
Total operating expenses	4,595	686,520	53,981	(83,728)	661,368
Operating income	1,255	28,004	24,293	—	53,552
Interest expense, net	(57,634)	(760)	(13,250)	—	(71,644)
Debt extinguishment	(3,816)	—	(947)	—	(4,763)
Gain on sale of investment in unconsolidated entities, net	30,184	—	—	—	30,184
Gain from remeasurement of unconsolidated entities, net	20,733	—	—	—	20,733
Other gains, net	—	100	—	—	100
Income before equity in income from unconsolidated entities	(9,278)	27,344	10,096	—	28,162
Equity in income from consolidated entities	88,114	—	—	(88,114)	—
Equity in income from unconsolidated entities	4,213	577	(34)	—	4,756
Income from continuing operations	83,049	27,921	10,062	(88,114)	32,918
Income from discontinued operations	—	26	106	—	132
Income before gain on sale of hotels	83,049	27,947	10,168	(88,114)	33,050
Gain on sale of hotels, net	(1,060)	22,147	29,552	—	50,639
Net income	81,989	50,094	39,720	(88,114)	83,689
Income attributable to noncontrolling interests	—	238	(1,068)	—	(830)
Preferred distributions - consolidated joint venture	—	—	(870)	—	(870)
Net income attributable to FelCor LP	81,989	50,332	37,782	(88,114)	81,989
Preferred distributions	(29,034)	—	—	—	(29,034)
Net income attributable to FelCor LP common unitholders	$52,955	$50,332	$37,782	$(88,114)	$52,955

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$676,188	$—	$—	$676,188
Percentage lease revenue	5,633	—	65,882	(71,515)	—
Other revenue	6	2,653	375	—	3,034
Total revenues	5,639	678,841	66,257	(71,515)	679,222

Expenses:
Hotel operating expenses	—	454,329	—	—	454,329
Taxes, insurance and lease expense	1,756	132,630	9,982	(71,515)	72,853
Corporate expenses	169	15,048	5,126	—	20,343
Depreciation and amortization	3,439	53,515	32,519	—	89,473
Impairment loss	14,294	—	10,147	—	24,441
Conversion expenses	23	666	445	—	1,134
Other expenses	2,883	2,533	1,422	—	6,838
Total operating expenses	22,564	658,721	59,641	(71,515)	669,411
Operating income	(16,925)	20,120	6,616	—	9,811
Interest expense, net	(63,961)	(940)	(13,556)	—	(78,457)
Other gains, net	—	—	21	—	21
Loss before equity in income from unconsolidated entities	(80,886)	19,180	(6,919)	—	(68,625)
Equity in income from consolidated entities	38,096	—	—	(38,096)	—
Equity in income from unconsolidated entities	3,454	675	(34)	—	4,095
Loss from continuing operations	(39,336)	19,855	(6,953)	(38,096)	(64,530)
Income from discontinued operations	(2,654)	1,466	20,107	—	18,919
Net loss	(41,990)	21,321	13,154	(38,096)	(45,611)
Loss attributable to noncontrolling interests	—	558	3,063	—	3,621
Net loss attributable to FelCor LP	(41,990)	21,879	16,217	(38,096)	(41,990)
Preferred distributions	(29,034)	—	—	—	(29,034)
Net loss attributable to FelCor LP common unitholders	$(71,024)	$21,879	$16,217	$(38,096)	$(71,024)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$72,576	$30,573	$11,155	$(40,734)	$73,570
Foreign currency translation adjustment	(445)	(103)	(342)	445	(445)
Reclassification of foreign currency translation to gain	(24,553)	(4,448)	(20,105)	24,553	(24,553)
Comprehensive income	47,578	26,022	(9,292)	(15,736)	48,572
Comprehensive income attributable to noncontrolling interests	—	217	(863)	—	(646)
Preferred distributions - consolidated joint venture	—	—	(348)	—	(348)
Comprehensive income attributable to FelCor LP	$47,578	$26,239	$(10,503)	$(15,736)	$47,578

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$81,989	$50,094	$39,720	$(88,114)	$83,689
Foreign currency translation adjustment	(490)	(121)	(369)	490	(490)
Reclassification of foreign currency translation to gain	(24,553)	(4,448)	(20,105)	24,553	(24,553)
Comprehensive income	56,946	45,525	19,246	(63,071)	58,646
Comprehensive income attributable to noncontrolling interests	—	238	(1,068)	—	(830)
Preferred distributions - consolidated joint venture	—	—	(870)	—	(870)
Comprehensive income attributable to FelCor LP	$56,946	$45,763	$17,308	$(63,071)	$56,946

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(50,911)	$89,148	$49,428	$—	$87,665
Investing activities:
Improvements and additions to hotels	(409)	(46,114)	(19,024)	—	(65,547)
Hotel development	—	—	(63,381)	—	(63,381)
Net proceeds from asset sales	(1,091)	13,981	107,101	—	119,991
Proceeds from unconsolidated joint venture transaction	3,154	—	878	—	4,032
Insurance proceeds	—	255	—	—	255
Change in restricted cash - investing	—	(1,783)	44,747	—	42,964
Distributions from unconsolidated entities	6,052	4,606	—	—	10,658
Intercompany financing	328,666	—	—	(328,666)	—
Cash flows from investing activities	336,372	(29,055)	70,321	(328,666)	48,972
Financing activities:
Proceeds from borrowings	—	—	439,607	—	439,607
Repayment of borrowings	(236,738)	—	(317,129)	—	(553,867)
Payment of deferred financing fees	(4)	—	(3,048)	—	(3,052)
Acquisition of noncontrolling interest	—	—	(5,850)	—	(5,850)
Distributions paid to noncontrolling interests	—	(684)	(7,950)	—	(8,634)
Contributions from noncontrolling interests	—	901	4,607	—	5,508
Distributions paid to preferred unitholders	(29,034)	—	—	—	(29,034)
Distributions paid to common unitholders	(7,453)	—	—	—	(7,453)
Net proceeds from issuance of preferred capital - consolidated joint venture	—	—	41,443	—	41,443
Intercompany financing	—	(54,771)	(273,895)	328,666	—
Other	(31)	—	(757)	—	(788)
Cash flows from financing activities	(273,260)	(54,554)	(122,972)	328,666	(122,120)
Effect of exchange rate changes on cash	—	(52)	—	—	(52)
Change in cash and cash equivalents	12,201	5,487	(3,223)	—	14,465
Cash and cash equivalents at beginning of period	5,227	33,283	7,135	—	45,645
Cash and cash equivalents at end of period	$17,428	$38,770	$3,912	$—	$60,110

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(33,236)	$73,336	$28,271	$—	$68,371
Investing activities:
Improvements and additions to hotels	2,467	(46,230)	(30,693)	—	(74,456)
Hotel development	—	—	(46,724)	—	(46,724)
Net proceeds from asset sales	(24)	18,277	71,676	—	89,929
Distributions from unconsolidated entities	5,343	875	—	—	6,218
Contributions to unconsolidated entities	—	(1,500)	—	—	(1,500)
Intercompany financing	64,238	—	—	(64,238)	—
Other	—	2,006	(2,458)	—	(452)
Cash flows from investing activities	72,024	(26,572)	(8,199)	(64,238)	(26,985)
Financing activities:
Proceeds from borrowings	—	—	137,245	—	137,245
Repayment of borrowings	—	—	(123,741)	—	(123,741)
Distributions paid to preferred unitholders	(29,034)	—	—	—	(29,034)
Intercompany financing	—	(31,907)	(32,331)	64,238	—
Other	(2,335)	401	(1,044)	—	(2,978)
Cash flows from financing activities	(31,369)	(31,506)	(19,871)	64,238	(18,508)
Effect of exchange rate changes on cash	—	(34)	—	—	(34)
Change in cash and cash equivalents	7,419	15,224	201	—	22,844
Cash and cash equivalents at beginning of period	8,312	30,425	7,008	—	45,745
Cash and cash equivalents at end of period	$15,731	$45,649	$7,209	$—	$68,589

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Revenue per available room, or RevPAR, for our 39 comparable hotels (our Consolidated Hotels excluding the Wyndham portfolio) increased 9.1% in the third quarter of 2014 compared to the same period last year. Same-store hotels’ (which includes our Wyndham portfolio) RevPAR grew 12.3% in the third quarter of 2014 compared to the same period last year, driven by an 8.0% increase in average daily rate, or ADR, and a 4.0% increase in occupancy.
RevPAR for the Wyndham portfolio increased 31.1% for the third quarter compared to the same period last year. As expected, revenue at these hotels has improved meaningfully as the transitional disruption subsides. In addition, Wyndham’s parent has guaranteed a minimum level of net operating income for each year of the 10-year term. Wyndham’s aggregate payments under this guaranty are limited to $100 million over the term and $21.5 million annually. For the nine months ended September 30, 2014 and 2013, we recorded $524,000 and $5.2 million, respectively, pro rata portions of the projected full-year guaranty as a reduction of Wyndham's contractual management and other fees.
Results of Operations
Comparison of the Three Months ended September 30, 2014 and 2013
For the three months ended September 30, 2014, we recorded net income of $73.6 million compared to net income of $3.8 million for the same period last year. Our 2014 net income includes a $29.6 million net gain on hotel sales (of which $24.4 million resulted from foreign currency translation previously recorded in accumulated other comprehensive income), a $30.2 million gain on the disposition of our interests in unconsolidated hotels, and a $20.7 million gain on the fair value remeasurement of previously unconsolidated hotels. These gains were offset by a $5.9 million charge for a contract dispute contingency and $4.7 million of debt extinguishment charges. Our 2013 net income includes an $11.8 million net gain on hotel sales included in discontinued operations.
For the three months ended September 30, 2014:

•
Total revenue increased $3.6 million, net of a $20.0 million decrease in revenue for hotels that have been disposed of or classified as held for sale. On a same-store basis, revenue increased 11.9% from last year. The increase was driven by a 12.3% increase in same-store RevPAR, reflecting an 8.0% increase in ADR and a 4.0% increase in occupancy. RevPAR for our Wyndham portfolio increased 31.1%, driven by a 14.3% increase in ADR and a 14.8% increase in occupancy. The increased revenue for the Wyndham portfolio primarily reflects less transitional disruption compared to the same period in 2013.

•
Hotel departmental expenses increased $981,000, net of a $6.0 million reduction in expense for hotels that have been sold or classified as held for sale in the current period. On a same-store basis, hotel departmental expenses decreased as a percentage of total revenue to 35.1% in the current period from 35.7% last year. In the current period, we continued experiencing a favorable shift in banquet and catering operations, which typically have higher margins than other food and beverage operations. Hotel departmental operations also recognized improved profitability margins for the rooms department, driven by increased ADR.

•
Other property-related costs decreased $1.1 million, net of a $5.5 million reduction in expense for hotels that have been disposed of or classified as held for sale in the current period. On a same-store basis, other property-related costs decreased as a percentage of total revenue to 25.0% in the current period from 25.7% last year, primarily driven by ADR growth.

•
Management and franchise fees increased $461,000, net of a $1.0 million reduction in expense for hotels that have been disposed of or classified as held for sale in the current period. On a same-store basis, these costs as a percentage of total revenue increased slightly to 4.1% in the current period from 3.9% last year. Wyndham Worldwide Corporation has guaranteed a minimum annual NOI for our eight Wyndham hotels. We account for amounts recorded under the guaranty, to the extent available, as a reduction in contractual management fees. We recorded a smaller reduction in Wyndham management fees in the current period than in the same period in 2013 as a consequence of improved operating performance, driven primarily by higher ADR and occupancy.

•
Taxes, insurance and lease expense decreased $6.7 million and decreased as a percentage of total revenue to 8.2% in the current period from 11.2% last year. The decrease primarily reflects a $6.6 million reduction in hotel lease expense resulting from unwinding our unconsolidated joint ventures and was slightly offset by an increase in hotel percentage rent (computed as a percentage of hotel revenues in excess of base rent) for our remaining joint ventures. Historically, hotel lease expense was recorded by the 12 consolidated operating lessees of our hotels that were owned by unconsolidated entities. We recorded the corresponding lease income through equity in income from unconsolidated entities, and the hotel lease expense was not eliminated in consolidation. We unwound the joint ventures in July 2014, as a consequence of which we recorded lower percentage lease expense for the current period.

•
Corporate expenses increased $625,000 (increasing slightly as a percentage of total revenue from 2.5% to 2.8%). This increase primarily reflects the stock compensation expense associated with our incentive awards (which increases as our relative total stockholder returns increases) and adjustments made to our corporate bonus expense.

•
Depreciation and amortization expense decreased $1.3 million primarily related to the sale of hotels and hotels classified as held for sale during 2014. This reduction is offset by depreciation resulting from $65.5 million in hotel capital expenditures in the current year.

•
Other expenses increased $7.6 million, primarily related to a $5.9 million charge for a contract dispute contingency, increased pre-opening costs incurred in the current period for the Knickerbocker Hotel and increased severance costs over the prior period.

•
Net interest expense decreased $3.9 million, primarily reflecting increased capitalized interest (attributable to renovation and redevelopment projects), lower average outstanding debt and a lower blended interest rate for the period.

•
Debt extinguishment. In the current period, we recorded $4.7 million in debt extinguishment charges related to repaying the remaining $234.0 million of our 10% senior secured notes due this year and repaying a $9.6 million loan in connection with the sale of a hotel.

•	Equity in income from unconsolidated entities decreased $753,000. This reduction in income is primarily due to the unwinding of our 10-hotel unconsolidated joint ventures in July.

•
Discontinued operations include the results of operations for one hotel sold in January 2014 and five hotels sold in 2013. Discontinued operations in 2013 included an $11.8 million net gain on sale primarily related to three hotels.

Comparison of the Nine Months ended September 30, 2014 and 2013
For the nine months ended September 30, 2014, we recorded net income of $83.7 million compared to a $45.6 million net loss for the same period last year. Our 2014 net income includes a $51.0 million net gain on hotel sales (of which $24.4 million resulted from foreign currency translation previously recorded in accumulated other comprehensive income and $391,000 is included in discontinued operations), a $30.2 million gain on the disposition of our interest in unconsolidated hotels, and a $20.7 million gain on the fair value remeasurement of previously unconsolidated hotels. These gains were offset by a $5.9 million charge for a contract dispute contingency and $5.0 million of debt extinguishment charges (including $245,000 in discontinued operations). Our 2013 net loss includes a $27.7 million impairment charge ($24.4 million related to two hotels included in continuing operations and $3.3 million related to one hotel included in discontinued operations), offset by a $19.1 million net gain on hotel sales included in discontinued operations.
For the nine months ended September 30, 2014:

•
Total revenue increased $35.7 million, net of a $21.2 million decrease in revenue for hotels that have been disposed of or classified as held for sale. On a same-store basis, revenue increased 9.7% from last year. The increase was driven by a 10.1% increase in same-store RevPAR, reflecting a 6.9% increase in ADR and a 3.0% increase in occupancy. RevPAR for our Wyndham portfolio increased 18.7%, driven by a 10.1% increase in ADR and a 7.8% increase in occupancy. The increased revenue for the Wyndham portfolio primarily reflects less transitional disruption compared to the same period in 2013.

•
Hotel departmental expenses increased $8.8 million, net of a $6.3 million reduction in expense for hotels that have been disposed of or classified as held for sale in the current period. On a same-store basis, hotel departmental expenses decreased as a percentage of total revenue to 35.7% in the current period from 36.6% last year. In the current period, we experienced a favorable shift in banquet and catering operations, which typically have higher margins than other food and beverage operations. Hotel departmental operations also recognized improved profitability margins for the rooms department, driven by increased ADR.

•
Other property-related costs increased $4.0 million, net of a $5.7 million decrease related to hotels that have been disposed of or classified as held for sale in the current period. On a same-store basis, other property-related costs as a percentage of total revenue decreased to 25.2% in the current period from 26.0% last year, primarily driven by ADR growth and a change in employee benefit plans implemented by one of the management companies during the current period.

•
Management and franchise fees increased $1.6 million, net of a $1.1 million reduction in expense for hotels that have been disposed of or classified as held for sale in the current period. On a same-store basis, these costs as a percentage of total revenue increased slightly to 4.0% in the current period from 3.9% last year. Wyndham Worldwide Corporation has guaranteed a minimum annual NOI for our eight Wyndham hotels. We account for amounts recorded under the guaranty, to the extent available, as a reduction in contractual management fees. We recorded a smaller reduction in Wyndham management fees in the current period than in the same period in 2013 as a consequence of improved operating performance, driven primarily by higher ADR and occupancy.

•
Taxes, insurance and lease expense decreased $3.1 million and decreased as a percentage of total revenue to 9.8% in the current period from 10.7% last year. The decrease primarily reflects a $5.0 million reduction in hotel lease expense resulting from unwinding our unconsolidated 10‑hotel joint ventures and was slightly offset by an increase in hotel percentage rent (computed as a percentage of hotel revenues in excess of base rent) for our remaining joint ventures. Historically, hotel lease expense was recorded by the 12 consolidated operating lessees of our hotels that were owned by unconsolidated entities. We recorded the corresponding lease income through equity in income from unconsolidated entities, and the hotel lease expense was not eliminated in consolidation. We unwound the joint ventures in July 2014, as a consequence of which we recorded lower hotel lease expense for the current period. This decrease was partially offset by an increase in general liability insurance expense resulting from a less favorable claims experience compared to last year and an increase in land lease percentage rent expense resulting from higher revenue for the period.

•
Corporate expenses increased $1.6 million and remained relatively flat as a percentage of total revenue. This increase primarily reflects the stock compensation expense associated with our incentive awards (which increases as our relative total stockholder returns increases) and adjustments made to our corporate bonus expense.

•
Depreciation and amortization expense decreased $2.3 million primarily related to the sale of hotels and hotels classified during 2014 as held for sale. This reduction is offset by depreciation resulting from $65.5 million in hotel capital expenditures in the current year.

•	Conversion expenses. We converted eight hotels to Wyndham brands and management in March 2013. We classified those expenses as conversion expense in our 2013 statements of operations.

•
Other expenses increased $7.0 million, primarily related to a $5.9 million charge for a contract dispute contingency, increased pre-opening costs incurred in the current period for the Knickerbocker Hotel, and a reduction in severance costs.

•
Net interest expense decreased $6.8 million, primarily reflecting increased capitalized interest (attributable to renovation and redevelopment projects), lower average outstanding debt and a lower blended interest rate for the period.

•
Debt extinguishment. In the current period, we recorded $4.8 million in debt extinguishment charges primarily related to repaying the remaining $234.0 million of our 10% senior secured notes due this year and repaying a $9.6 million loan in connection with the sale of a hotel.

•
Equity in income from unconsolidated entities increased $661,000. The increase in income for the period results from increased revenues at our unconsolidated hotels offset by a reduction in income primarily due to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014.

•
Discontinued operations include the results of operations for one hotel sold in January 2014 and five hotels sold in 2013. Discontinued operations in 2014 included a $391,000 net gain on sale, offset by debt extinguishment charges of $245,000 (related to $10.9 million in repayment of debt for the hotel sold in the current period). Discontinued operations in 2013 included a $19.1 million net gain on sale primarily related to four hotels, offset by an impairment charge of $3.3 million related to another hotel.

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

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended September 30,
	2014			2013
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income	$73,570			$3,789
Noncontrolling interests	(831)			(559)
Preferred dividends	(9,678)			(9,678)
Preferred distributions - consolidated joint venture	(348)			—
Net income (loss) attributable to FelCor common stockholders	62,713			(6,448)
Less: Dividends declared on unvested restricted stock	(2)			—
Less: Undistributed earnings allocated to unvested restricted stock	(48)			—
Basic earnings per share data	62,663	124,168	$0.50	(6,448)	123,817	$(0.05)
Restricted stock units	—	1,358	—	—	—	—
Diluted earnings per share data	62,663	125,526	0.50	(6,448)	123,817	(0.05)
Depreciation and amortization	28,523	—	0.23	29,820	—	0.24
Depreciation, discontinued operations and unconsolidated entities	1,021	—	0.01	3,765	—	0.03
Gain on sale of investment in unconsolidated entities, net	(30,184)	—	(0.24)	—	—	—
Gain from remeasurement of unconsolidated entities	(20,733)	—	(0.17)	—	—	—
Other gains, net	—	—	—	(21)	—	—
Other gains, discontinued operations	—	—	—	(57)	—	—
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(28,410)	—	(0.23)	(10,958)	—	(0.09)
Noncontrolling interests in FelCor LP	185	613	—	(32)	618	—
Dividends declared on unvested restricted stock	2	—	—	—	—	—
Undistributed earnings allocated to unvested restricted stock	48	—	—	—	—	—
Conversion of unvested restricted stock and units	—	26	—	—	983	—
FFO	13,115	126,165	0.10	16,069	125,418	0.13
Debt extinguishment, net of noncontrolling interests	4,566	—	0.04	—	—	—
Debt extinguishment, unconsolidated entities	155	—	—	—	—	—
Contract dispute contingency	5,850	—	0.05	—	—	—
Severance costs	426	—	—	106	—	—
Conversion expenses	—	—	—	(81)	—	—
Variable stock compensation	201	—	—	151	—	—
Pre-opening costs, net of noncontrolling interests	2,346	—	0.02	814	—	0.01
Adjusted FFO	$26,659	126,165	$0.21	$17,059	125,418	$0.14

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Nine Months Ended September 30,
	2014			2013
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$83,689			$(45,611)
Noncontrolling interests	(965)			3,973
Preferred distributions - consolidated joint venture	(870)			—
Preferred dividends	(29,034)			(29,034)
Net income (loss) attributable to FelCor common stockholders	52,820			(70,672)
Less: Dividends declared on unvested restricted stock	(5)			—
Less: Undistributed earnings allocated to unvested restricted stock	(18)			—
Basic earnings per share data	52,797	124,159	$0.43	(70,672)	123,815	$(0.57)
Restricted stock units	—	1,130	(0.01)	—	—	—
Diluted earnings per share data	52,797	125,289	0.42	(70,672)	123,815	(0.57)
Depreciation and amortization	87,206	—	0.70	89,473	—	0.73
Depreciation, discontinued operations and unconsolidated entities	6,395	—	0.05	12,734	—	0.10
Gain on sale of investment in unconsolidated entities, net	(30,184)	—	(0.24)	—	—	—
Gain from remeasurement of unconsolidated entities	(20,733)	—	(0.17)	—	—	—
Other gains, net	(100)	—	—	(21)	—	—
Other gains, discontinued operations	—	—	—	(57)	—	—
Impairment loss, net of noncontrolling interests in other partnerships	—	—	—	20,382	—	0.16
Impairment loss, discontinued operations	—	—	—	3,265	—	0.03
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(49,771)	—	(0.40)	(18,217)	—	(0.15)
Noncontrolling interests in FelCor LP	135	615	—	(352)	620	(0.01)
Dividends declared on unvested restricted stock	5	—	—	—	—	—
Conversion of unvested restricted stock and units	18	12	—	—	672	—
FFO	45,768	125,916	0.36	36,535	125,107	0.29
Acquisition costs	—	—	—	23	—	—
Debt extinguishment, including discontinued operations, net of noncontrolling interests	4,843	—	0.04	—	—	—
Debt extinguishment, unconsolidated entities	155	—	—	—	—	—
Contract dispute contingency	5,850	—	0.05	—	—	—
Severance costs	829	—	0.01	2,896	—	0.02
Conversion expenses	—	—	—	1,134	—	0.01
Variable stock compensation	1,620	—	0.01	374	—	—
Pre-opening costs, net of noncontrolling interests	4,605	—	0.04	1,376	—	0.02
Adjusted FFO	$63,670	125,916	$0.51	$42,338	125,107	$0.34

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Same-Store Adjusted EBITDA
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$73,570	$3,789	$83,689	$(45,611)
Depreciation and amortization	28,523	29,820	87,206	89,473
Depreciation, discontinued operations and unconsolidated entities	1,021	3,765	6,395	12,734
Interest expense	21,935	25,811	71,685	78,517
Interest expense, discontinued operations and unconsolidated entities	290	881	1,681	2,628
Noncontrolling interests in other partnerships	(646)	(591)	(830)	3,621
EBITDA	124,693	63,475	249,826	141,362
Impairment loss, net of noncontrolling interests in other partnerships	—	—	—	20,382
Impairment loss, discontinued operations	—	—	—	3,265
Debt extinguishment, including discontinued operations, net of noncontrolling interests	4,566	—	4,843	—
Debt extinguishment, unconsolidated entities	155	—	155	—
Acquisition costs	—	—	—	23
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(28,410)	(10,958)	(49,771)	(18,217)
Gain on sale of investment in unconsolidated entities, net	(30,184)	—	(30,184)	—
Gain from remeasurement of unconsolidated entities	(20,733)	—	(20,733)	—
Other gains, net	—	(21)	(100)	(21)
Other gains, discontinued operations	—	(57)	—	(57)
Contract dispute contingency	5,850	—	5,850	—
Amortization of fixed stock and directors’ compensation	2,198	1,397	4,490	4,547
Severance costs	426	106	829	2,896
Conversion expenses	—	(81)	—	1,134
Variable stock compensation	201	151	1,620	374
Pre-opening costs, net of noncontrolling interests	2,346	814	4,605	1,376
Adjusted EBITDA	$61,108	$54,826	171,430	157,064
Adjusted EBITDA from hotels, sold and held for sale	(1,090)	(4,891)	(6,445)	(18,230)
Adjusted EBITDA from joint venture exchange	(43)	(741)	212	(330)
Same-store Adjusted EBITDA	$59,975	$49,194	$165,197	$138,504

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Same-store operating revenue:
Room	$175,823	$156,479	$498,380	$453,306
Food and beverage	32,543	29,047	109,118	98,946
Other operating departments	11,858	11,072	34,160	32,603
Same-store operating revenue	220,224	196,598	641,658	584,855
Same-store operating expense:
Room	45,251	40,765	129,527	119,794
Food and beverage	27,093	24,967	84,560	80,072
Other operating departments	5,527	5,112	16,267	15,388
Other property related costs	55,403	50,976	162,315	152,606
Management and franchise fees	9,122	7,646	25,651	23,006
Taxes, insurance and lease expense	14,182	14,142	41,639	39,927
Same-store operating expense	156,578	143,608	459,959	430,793
Hotel EBITDA	$63,646	$52,990	$181,699	$154,062
Hotel EBITDA Margin	28.9%	27.0%	28.3%	26.3%

Hotel EBITDA and Hotel EBITDA Margin (continued)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Hotel EBITDA - Comparable core (31)	$45,936	$37,825	$130,530	$110,365
Hotel EBITDA - Non-strategic (8)(a)	5,376	5,168	18,898	17,416
Hotel EBITDA - Comparable (39)	51,312	42,993	149,428	127,781
Hotel EBITDA - Wyndham (8)	12,334	9,997	32,271	26,281
Hotel EBITDA - Same-store (47)	$63,646	$52,990	$181,699	$154,062

Hotel EBITDA Margin - Comparable core (31)	27.9%	25.2%	27.1%	24.9%
Hotel EBITDA Margin - Non-strategic (8)(a)	25.9%	25.6%	28.7%	27.8%
Hotel EBITDA Margin - Comparable (39)	27.7%	25.3%	27.3%	25.3%
Hotel EBITDA Margin - Wyndham (8)	35.6%	37.8%	34.1%	33.1%
Hotel EBITDA Margin Same-store (47)	28.9%	27.0%	28.3%	26.3%

(a)	Excludes two hotels held for sale as of September 30, 2014 (one sold in early October and one is expected to sell today).

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Same-store operating revenue	$220,224	$196,598	$641,658	$584,855
Other revenue	1,607	1,584	3,170	3,034
Revenue from hotels, disposed and held for sale(a)	12,225	32,247	70,092	91,333
Total revenue	234,056	230,429	714,920	679,222
Same-store operating expense	156,578	143,608	459,959	430,793
Consolidated hotel lease expense(b)	5,537	11,849	29,224	33,572
Unconsolidated taxes, insurance and lease expense	(916)	(1,800)	(4,867)	(5,737)
Corporate expenses	6,442	5,817	21,914	20,343
Depreciation and amortization	28,523	29,820	87,206	89,473
Impairment loss	—	—	—	24,441
Conversion expenses	—	(81)	—	1,134
Expenses from hotels, disposed and held for sale(a)	9,736	23,597	54,058	68,554
Other expenses	9,746	2,102	13,874	6,838
Total operating expense	215,646	214,912	661,368	669,411
Operating income	$18,410	$15,517	$53,552	$9,811

(a)
During the nine months ended September 30, 2014, we disposed of 10 hotels that were not held for sale at December 31, 2013. We sold two held for sale hotels for $44.8 million subsequent to September 30, 2014. These hotels are considered held for sale on our September 30, 2014 balance sheet, as the purchasers each paid a non-refundable deposit toward the purchase price. Under recently issued GAAP accounting guidance, we included the operating performance for these hotels in continuing operations in our Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013. However, for purposes of our Non-GAAP reporting metrics, we have excluded the results of these hotels to provide a meaningful same-store comparison.

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

•
Other transaction costs - From time to time, we periodically incur costs that are not indicative of ongoing operating performance. Such costs include, but are not limited to, conversion costs, acquisition costs, pre-opening costs and severance costs. We exclude these costs from the calculation of Adjusted FFO and Adjusted EBITDA.

•
Variable stock compensation - We exclude the cost associated with our variable stock compensation. This cost is subject to volatility related to the price and dividends of our common stock that does not necessarily correspond to our operating performance.

In addition, to derive Adjusted EBITDA, we exclude gains or losses on the sale of depreciable assets and impairment losses because including them in EBITDA is inconsistent with reporting the ongoing performance of our remaining assets. Additionally, the gain or loss on sale of depreciable assets and impairment losses represents either accelerated depreciation or excess depreciation in previous periods, and depreciation is excluded from EBITDA. We also exclude the amortization of our fixed stock and directors’ compensation, which is included in corporate expenses and is not separately stated on our statements of operations. Excluding amortization of our fixed stock and directors’ compensation maintains consistency with the EBITDA definition.

Hotel EBITDA and Hotel EBITDA Margin
Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and brand/managers have direct control. We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures that we use in our financial and operational decision-making. Additionally, using these measures facilitates comparisons with other hotel REITs and hotel owners. We present Hotel EBITDA and Hotel EBITDA margin in a manner consistent with Adjusted EBITDA, however, we also eliminate all revenues and expenses from continuing operations not directly associated with hotel operations, including other income and corporate-level expenses. We eliminate these additional items because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management on a property-level basis. We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by noncontrolling interests and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our Consolidated Hotels. Hotel EBITDA and Hotel EBITDA margins are presented on a same-store basis.
Use and Limitations of Non-GAAP Measures
We use FFO, Adjusted FFO, EBITDA, Adjusted EBITDA, Same-store Adjusted EBITDA, Hotel EBITDA and Hotel EBITDA margin to evaluate the performance of our hotels and to facilitate comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital intensive companies. We use Hotel EBITDA and Hotel EBITDA margin in evaluating hotel-level performance and the operating efficiency of our hotel managers.
The use of these non-GAAP financial measures has certain limitations. As we present them, these non-GAAP financial measures may not be comparable to similar non-GAAP financial measures as presented by other real estate companies. These measures do not reflect certain expenses or expenditures that we incurred and will incur, such as depreciation, interest and capital expenditures. We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.
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

Pro Rata Share of Rooms Owned

The following table sets forth, at September 30, 2014, our pro rata share of hotel rooms included in continuing operations after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at September 30, 2014
Consolidated Hotels(a)	47	14,264
Unconsolidated hotel operations	1	171
Total hotels	48	14,435

50% joint ventures	3	(353)
60% joint venture	1	(214)
Pro rata rooms attributed to joint venture partners		(567)
Pro rata share of rooms owned		13,868

(a)	Excludes two hotels held for sale as of September 30, 2014 (both of which sold in October 2014).

Hotel Portfolio Composition
The following table illustrates the distribution of same-store hotels.

			Year Ended December 31, 2013
Brand	Hotels	Rooms	Hotel Operating Revenue (in thousands)	Hotel EBITDA (in thousands)(a)
Embassy Suites Hotels	18	4,982	$255,746	$81,008
Wyndham and Wyndham Grand(b)	8	2,528	103,932	35,028
Renaissance and Marriott	3	1,321	119,839	21,328
DoubleTree by Hilton and Hilton	3	802	41,106	12,613
Sheraton and Westin	2	673	37,996	10,167
Fairmont	1	383	49,104	7,839
Holiday Inn	2	968	46,403	6,402
Morgans and Royalton	2	285	34,341	3,512
Core hotels	39	11,942	688,467	177,897
Non-strategic hotels(c)	8	2,322	81,804	22,310
Same-store hotels	47	14,264	$770,271	$200,207

Market
San Francisco area	5	1,903	$124,826	$31,567
Boston	3	916	76,510	17,783
South Florida	3	923	50,011	14,296
Los Angeles area	2	481	23,760	10,444
Myrtle Beach	2	640	37,956	10,113
Philadelphia	2	728	34,271	7,563
Tampa	1	361	46,423	7,430
New York area	3	546	48,046	6,756
Austin	1	188	13,126	5,677
Atlanta	1	316	14,016	5,487
Other markets	16	4,940	219,522	60,781
Core hotels	39	11,942	688,467	177,897
Non-strategic hotels(c)	8	2,322	81,804	22,310
Same-store hotels	47	14,264	$770,271	$200,207

Location
Urban	17	5,310	$323,306	$81,303
Resort	9	2,733	185,266	41,267
Airport	8	2,621	122,735	37,339
Suburban	5	1,278	57,160	17,988
Core hotels	39	11,942	688,467	177,897
Non-strategic hotels(c)	8	2,322	81,804	22,310
Same-store hotels	47	14,264	$770,271	$200,207

(a)
Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We consider Hotel Operating Revenue and Hotel EBITDA to be same store metrics for this presentation and hotels disposed or held for sale are excluded.

(b)	These hotels converted to Wyndham on March 1, 2013.

(c)	Excludes two hotels held for sale as of September 30, 2014 (both of which sold in October 2014).

Hotel Operating Statistics
The following tables set forth occupancy, ADR and RevPAR for the three and nine months ended September 30, 2014 and 2013, and the percentage changes therein for the periods presented, for our same-store hotels.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	%Variance	2014	2013	%Variance
Embassy Suites Hotels	81.5	80.7	1.0	80.0	77.9	2.8
Renaissance and Marriott	70.0	66.9	4.7	74.0	71.6	3.2
DoubleTree by Hilton and Hilton	81.9	76.2	7.5	76.4	71.3	7.2
Sheraton and Westin	79.1	75.2	5.1	70.4	69.7	1.1
Fairmont	85.0	85.5	(0.6)	75.9	75.5	0.6
Holiday Inn	86.5	85.3	1.3	78.8	80.7	(2.4)
Morgans and Royalton	89.8	88.8	1.1	86.8	86.4	0.4
Comparable core hotels (31)	80.6	78.9	2.2	78.1	76.3	2.3
Non-strategic hotels (8)(a)	72.0	71.7	0.4	73.9	73.4	0.7
Comparable hotels (39)	78.9	77.5	1.9	77.3	75.7	2.0
Wyndham and Wyndham Grand(b)	78.9	68.7	14.8	73.1	67.8	7.8
Same-store hotels (47)	78.9	75.9	4.0	76.5	74.3	3.0
	ADR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	%Variance	2014	2013	%Variance
Embassy Suites Hotels	167.65	154.63	8.4	165.46	154.09	7.4
Renaissance and Marriott	207.35	191.81	8.1	224.11	209.87	6.8
DoubleTree by Hilton and Hilton	155.89	148.69	4.8	157.57	151.80	3.8
Sheraton and Westin	153.46	146.73	4.6	146.57	145.40	0.8
Fairmont	319.97	290.21	10.3	303.03	280.17	8.2
Holiday Inn	192.61	176.59	9.1	164.50	144.64	13.7
Morgans and Royalton	294.02	299.78	(1.9)	296.60	300.11	(1.2)
Comparable core hotels (31)	184.02	171.37	7.4	181.13	169.76	6.7
Non-strategic hotels (8)(a)	116.62	111.79	4.3	118.44	113.75	4.1
Comparable hotels (39)	171.86	160.45	7.1	169.26	159.03	6.4
Wyndham and Wyndham Grand(b)	160.19	140.19	14.3	157.44	142.94	10.1
Same-store hotels (47)	169.79	157.20	8.0	167.26	156.42	6.9
	RevPAR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	%Variance	2014	2013	%Variance
Embassy Suites Hotels	136.57	124.74	9.5	132.36	119.97	10.3
Renaissance and Marriott	145.21	128.29	13.2	165.75	150.36	10.2
DoubleTree by Hilton and Hilton	127.71	113.28	12.7	120.46	108.29	11.2
Sheraton and Westin	121.31	110.33	10.0	103.23	101.30	1.9
Fairmont	271.87	248.05	9.6	230.03	211.43	8.8
Holiday Inn	166.52	150.64	10.5	129.55	116.76	11.0
Morgans and Royalton	264.03	266.15	(0.8)	257.33	259.43	(0.8)
Comparable core hotels (31)	148.38	135.17	9.8	141.42	129.51	9.2
Non-strategic hotels (8)(a)	83.95	80.15	4.7	87.57	83.49	4.9
Comparable hotels (39)	135.63	124.28	9.1	130.76	120.42	8.6
Wyndham and Wyndham Grand(b)	126.31	96.31	31.1	115.10	96.95	18.7
Same-store hotels (47)	133.98	119.32	12.3	127.99	116.25	10.1

(a)	Excludes two hotels held for sale as of September 30, 2014 (both of which sold in October 2014).

(b)	These hotels converted to Wyndham on March 1, 2013.

Hotel Operating Statistics by Market

	Occupancy (%)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	%Variance	2014	2013	%Variance
San Francisco area	90.4	89.3	1.2	82.6	83.4	(1.0)
Boston	82.3	82.1	0.3	75.5	75.1	0.6
South Florida	76.4	77.1	(0.9)	84.1	82.4	2.1
Los Angeles area	84.9	88.1	(3.7)	84.2	84.1	0.1
Myrtle Beach	87.9	88.6	(0.8)	70.8	67.3	5.2
Philadelphia	79.0	70.4	12.3	72.5	67.5	7.3
Tampa	74.2	77.6	(4.4)	81.7	81.0	0.8
New York area	86.9	85.7	1.3	82.2	82.3	(0.1)
Austin	80.8	75.2	7.5	80.5	80.8	(0.5)
Atlanta	82.1	81.5	0.6	78.2	76.1	2.7
Other markets	73.5	69.6	5.7	74.4	70.7	5.1
Comparable core hotels (31)	80.6	78.9	2.2	78.1	76.3	2.3
	ADR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	%Variance	2014	2013	%Variance
San Francisco area	235.29	211.50	11.2	210.81	185.99	13.3
Boston	265.29	241.44	9.9	249.56	231.03	8.0
South Florida	123.87	114.98	7.7	161.23	148.76	8.4
Los Angeles area	154.92	141.13	9.8	146.24	138.56	5.5
Myrtle Beach	185.24	174.58	6.1	163.72	158.18	3.5
Philadelphia	160.08	155.73	2.8	161.55	165.08	(2.1)
Tampa	167.93	155.99	7.7	197.24	185.51	6.3
New York area	243.04	241.38	0.7	246.95	241.34	2.3
Austin	194.77	175.49	11.0	212.08	196.85	7.7
Atlanta	141.70	139.99	1.2	143.17	142.27	0.6
Other markets	147.52	138.87	6.2	152.20	144.77	5.1
Comparable core hotels (31)	184.02	171.37	7.4	181.13	169.76	6.7
	RevPAR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	%Variance	2014	2013	%Variance
San Francisco area	212.62	188.94	12.5	174.03	155.04	12.3
Boston	218.33	198.14	10.2	188.38	173.39	8.6
South Florida	94.67	88.66	6.8	135.60	122.53	10.7
Los Angeles area	131.52	124.38	5.7	123.10	116.50	5.7
Myrtle Beach	162.89	154.70	5.3	115.85	106.39	8.9
Philadelphia	126.54	109.65	15.4	117.05	111.48	5.0
Tampa	124.61	121.02	3.0	161.08	150.35	7.1
New York area	211.13	206.90	2.0	203.05	198.69	2.2
Austin	157.41	131.96	19.3	170.64	159.14	7.2
Atlanta	116.29	114.16	1.9	111.95	108.27	3.4
Other markets	108.48	96.59	12.3	113.16	102.40	10.5
Comparable core hotels (31)	148.38	135.17	9.8	141.42	129.51	9.2

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at September 30, 2014.

Core Hotels	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Indian Wells – Esmeralda Resort & Spa	Renaissance	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Napa Valley	Embassy Suites Hotel	CA	205
Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	250
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
San Diego – Bayside	Wyndham	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica – at the Pier	Wyndham	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	DoubleTree Suites by Hilton	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
New Orleans – French Quarter	Wyndham	LA	374
Boston – Beacon Hill	Wyndham	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – Morgans	Independent	NY	117
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Wyndham	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Wyndham	PA	251
Charleston – The Mills House	Wyndham Grand	SC	216
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383

Hotel Portfolio (continued)

Core Hotels	Brand	State	Rooms	% Owned	(a)
Austin	DoubleTree Suites by Hilton	TX	188
Dallas – Love Field	Embassy Suites Hotel	TX	248
Houston – Medical Center	Wyndham	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotel under Development
New York – Knickerbocker	Independent	NY	330	95%

Non-strategic Hotels
Orlando – International Airport	Holiday Inn	FL	288
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262
Charlotte	Embassy Suites Hotel	NC	274	50%
Raleigh – Crabtree	Embassy Suites Hotel	NC	225
Austin – Central	Embassy Suites Hotel	TX	260
Dallas – Park Central	Westin	TX	536	60%
San Antonio – International Airport	Embassy Suites Hotel	TX	261
San Antonio – NW I-10	Embassy Suites Hotel	TX	216

Non-strategic Hotels Held for Sale
Charlotte – SouthPark	DoubleTree Suites by Hilton	NC	208
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395

(a)	We own 100% of each hotel, except where otherwise noted.

Liquidity and Capital Resources
Operating Activities
During the first nine months of 2014, our operations (primarily hotel operations) provided $87.7 million in cash, $19.3 million more than the same period last year. This increase is primarily attributable to Wyndham paying its 2013 $8 million net operating income guaranty in 2014 (we had accrued for that payment in 2013), as well as improved operations compared to last year. Our consolidated statements of cash flows combines cash flow from continuing and discontinued operations. Hotels in discontinued operations did not generate operating cash flow for the nine months ended September 30, 2014 and generated $7.7 million of operating cash flow for the nine months ended September 30, 2013. The hotels reported in discontinued operations would not have provided acceptable future operating cash flow on our investment, and the absence of their operating cash flow has not had a material impact on our business.
At September 30, 2014, we had $60.1 million of cash and cash equivalents, including $38.4 million held by third-party management companies.
RevPAR growth for the lodging industry remains strong. At our comparable hotels for the first nine months, RevPAR increased 8.6%, driven by a 6.4% increase in ADR and a 2.0% increase in occupancy. At our comparable hotels, we expect RevPAR will increase 8.0-8.25% during 2014, primarily from ADR growth, which is better than the industry due to our superior portfolio condition and quality. We expect to generate $116.0 million - $118.0 million of operating cash flow in 2014.
Investing Activities
During the first nine months of 2014, we had $49.0 million of cash provided by investing activities compared to $27.0 million of cash used during the same period last year. So far in 2014, compared to the same period last year, we spent $8.9 million less on improvements and additions to hotels and $16.7 million more on hotel development. Our net increase in capitalized investments was more than offset by a $30.1 million increase in net proceeds from hotel sales and a $43.6 million reduction of restricted cash (which was used to fund our hotel development).
For renovations and redevelopment in 2014, we expect to spend approximately $85 million, funded from operating cash flow, cash on hand and borrowings under our line of credit. In addition, for the Knickerbocker Hotel, we expect to invest approximately $81 million in 2014, funded primarily by draws on the Knickerbocker construction loan and additional proceeds from the sale of preferred joint venture equity through the EB-5 immigrant investment program.
We spent $118.5 million (excluding the initial acquisition costs and capitalized interest) through September 30, 2014 to redevelop the 4+ star Knickerbocker Hotel, located in the heart of Times Square.
Since December 2010, we have sold 32 non-strategic hotels, for total gross proceeds of $699 million, and disposed of our 50% interests in five non-strategic hotels through the unwinding of certain of our joint ventures. We now have eight non-strategic hotels. We are negotiating contracts to sell two of those hotels for total gross proceeds of approximately $65 million. Of the remaining six, we are currently marketing five and expect to begin marketing the last hotel in early 2015.

Financing Activities
During the first nine months of 2014, cash used in financing activities increased by $103.6 million compared to the same period last year. We repaid $430.1 million more of debt in the current year (including $233.9 million of our 10% senior notes) as compared to the same period last year. These 2014 debt payments were partially offset by a $302.4 million increase in proceeds from borrowings, as well as $41.4 million in net proceeds from preferred equity issued by our Knickerbocker Hotel consolidated joint venture. In 2014, we expect to pay approximately $3 million of normally occurring principal payments, $39 million of preferred dividends and $10 million in common dividends (assuming the current quarterly dividend per share), all of which will be funded from operating cash flow and cash on hand. We are using proceeds from hotel sales to make additional non-recurring principal payments.
During July, we obtained a $140 million term loan secured by three hotels. Borrowings under the facility bear interest at LIBOR (no floor) plus 2.5%. The loan matures in 2017 (may be extended for up to two years, subject to satisfaction of certain conditions) and is freely pre-payable. In August 2014, we drew funds under the term loan that, together with cash on hand and borrowings under our line of credit, were used to repay the remaining $234 million of our maturing 10% senior secured notes. We will use proceeds from pending and future asset sales to repay the term loan and our line of credit. We have no significant debt maturing until 2019 other than our line of credit.
In July 2014, we unwound unconsolidated joint ventures that owned 10 hotels. As a consequence, we now own five of those hotels outright and have no interest in the other five. The $128 million non-recourse loan secured by eight of the 10 hotels was bifurcated, as a consequence of which we are now liable for only $64 million, which is secured by four of the five former joint venture hotels we now own outright.
FelCor’s Board of Directors declared and we paid first, second, and third quarter common stock dividends of $0.02 per share per quarter. FelCor LP, which is our operating partnership, distributes funds to FelCor to pay common or preferred dividends. FelCor's Board of Directors determines the amount of common and preferred dividends for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.
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
Most of our secured debt (other than our senior notes and line of credit) includes lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves, even if revenues are flowing through a lock-box triggered by a specified debt service coverage ratio not being met. All of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.
Senior Notes. Our senior notes, which are guaranteed by FelCor, require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. In addition, our senior notes are secured by a combination of first lien mortgages and related security interests on 15 hotels (six hotels for our 6.75% senior notes and nine hotels for our 5.625% senior notes), as well as pledges of equity interests in certain subsidiaries of FelCor LP.

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
At September 30, 2014, approximately 74% of our consolidated debt bears fixed-rate interest.
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
Expected Maturity Date
at September 30, 2014
(dollars in thousands)

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$1,214	$2,543	$2,652	$2,810	$2,954	$1,194,110	$1,206,283	$1,227,612
Average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	6.04%	6.03%
Floating-rate:
Debt	—	—	211,361	204,000	—	—	415,361	$417,139
Average interest rate (a)	—	—	4.87%	5.16%	—	—	5.02%
Total debt	$1,214	$2,543	$214,013	$206,810	$2,954	$1,194,110	$1,621,644
Average interest rate	4.95%	4.95%	4.87%	5.16%	4.95%	6.04%	5.77%
Net discount							—
Total debt							$1,621,644

(a)	The average floating interest rate considers the implied forward rates in the yield curve at September 30, 2014.

Item 4.	Controls and Procedures.
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

10.1
Amendment No. 3 to Amended and Restated Revolving Credit Agreement dated as of August 15, 2014, among FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., Miami AP Hotel, L.L.C., Charleston Mills House Hotel, L.L.C, FelCor Myrtle Kingston Hotel, L.L.C. and FelCor Myrtle Kingston Lessee, L.L.C., as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders that are parties thereto (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated August 15, 2014, and incorporated herein by reference).

10.2
Credit Agreement dated July 21, 2014, among FelCor Union Square Hotel, L.L.C., FelCor Union Square Lessee, L.L.C., FelCor FQ Hotel, L.L.C., FelCor FQ Lessee, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C. and DJONT/JPM Phoenix Lessee, L.L.C., as borrowers, Deutsche Bank AG New York Branch, as Administrative Agent, and lenders that are parties thereto (filed as Exhibit 10.1 to FelCor's Form 8-K, dated July 21, 2014, and incorporated herein by reference).

10.3
Form of Guaranty, to be made by FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership, as guarantors, in favor of Deutsche Bank AG New York Branch, as administrative agent, for the benefit of the lenders (filed as Exhibit 10.2 to FelCor's Form 8-K, dated July 21, 2014, and incorporated herein by reference).

10.4
Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing under the Credit Agreement for the benefit of Deutsche Bank AG New York Branch, as administrative agent for the lenders (filed as Exhibit 10.3 to FelCor's Form 8-K, dated July 21, 2014, and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) FelCor’s Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) FelCor’s Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; (iv) FelCor’s Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013; (v) FelCor’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (vi) FelCor LP’s Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (vii) FelCor LP’s Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (viii) FelCor LP’s Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2014 and 2013; (x) FelCor LP’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: October 31, 2014	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: October 31, 2014	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller