Form 10-K
period 2014-12-31
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2015-02-27
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

FelCor Lodging Trust Incorporated	☑	Yes	☐	No
FelCor Lodging Limited Partnership	☑	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of shares of common stock held by non-affiliates of FelCor Lodging Trust Incorporated as of June 30, 2014, computed by reference to the price at which its common stock was last sold at June 30, 2014, was approximately $1.3 billion.

As of February 20, 2015, FelCor Lodging Trust Incorporated had issued and outstanding 124,872,546 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of FelCor Lodging Trust Incorporated’s definitive Proxy Statement pertaining to its 2015 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

EXPLANATORY NOTE
This annual report on Form 10-K for the fiscal year ended December 31, 2014, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.
FelCor is a Maryland corporation operating as a real estate investment trust, or REIT, and is the sole general partner, and the owner, of a greater than 99% partnership interest in, FelCor LP. Through FelCor LP, FelCor owns hotels and conducts business. As the sole general partner of FelCor LP, FelCor has exclusive and complete control of FelCor LP’s day-to-day management.
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

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

This Annual Report contains registered trademarks and service marks owned or licensed by companies other than us, including (but not limited to) DoubleTree by Hilton, DoubleTree Suites by Hilton, Embassy Suites Hotels, Fairmont, Hilton, Holiday Inn, Marriott, Morgans, Renaissance, Royalton, Sheraton, Sheraton Suites, Walt Disney World, Westin, Wyndham and Wyndham Grand.

Disclosure Regarding Forward Looking Statements

Our disclosure and analysis in this Annual Report and in FelCor’s 2014 Annual Report to Stockholders may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we may also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast,” “continue” or similar expressions. In particular, these forward-looking statements may include those relating to future actions (including future acquisitions or dispositions and future capital expenditure plans) and future performance or expenses.

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

PART I
Item 1.    Business
About FelCor and FelCor LP
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 48 hotels with 14,435 rooms at December 31, 2014. At December 31, 2014, we had an aggregate of 125,216,536 shares and units outstanding, consisting of 124,605,074 shares of FelCor common stock and 611,462 units of FelCor LP limited partnership interest not owned by FelCor.

Business Strategy

Strategy and Objectives. Our goal is to provide superior appreciation in stockholder value through earnings growth, asset appreciation and sustainable dividend growth. We strive to achieve this by building an ever-improving, well-maintained portfolio of high quality hotels in great locations, while leveraging our core competencies, and continuing to enhance our balance sheet flexibility and strength while reducing cost of capital.

Our core portfolio consists primarily of upper-upscale and luxury hotels and resorts located in major markets and resort locations that have dynamic demand generators and high barriers-to-entry. We sell, acquire, rebrand and redevelop hotels to increase our return on invested capital, improve overall portfolio quality, enhance diversification and improve growth rates. Our long-term strategy has six critical components:

•
Utilize Our Unique Hands-On Asset Management Approach to Maximize Returns at Our Hotels. We seek to maximize revenue, market share, hotel operating margins and cash flow at every hotel. FelCor’s asset management is aggressive and hands-on. All of our asset managers have extensive hotel operating experience and thorough knowledge of the markets and overall demand dynamics where our hotels operate. Consequently, their interaction with our hotel managers is very effective. With our long-standing and extensive brand relationships, we have significant influence over how their policies and procedures (most notably, brand strategy for marketing and revenue enhancement programs) affect us as hotel owners.

•
Pursue Redevelopment Opportunities that Leverage Our Development and Operations Expertise. We consider expansion and redevelopment opportunities at our legacy and newly-acquired properties that offer attractive risk-adjusted returns by utilizing excess land, purchasing air rights and maximizing the use of existing space. Redevelopment opportunities may include adding guest rooms, meeting space and amenities, such as spas, and developing condominiums. We have successfully redeveloped and repositioned several hotels, including, most recently, the Fairmont Copley Plaza in Boston. From 2009 (prior to redevelopment) to 2014, revenue per available rooms, or RevPAR, and Hotel EBITDA[1] at that hotel increased 42% to $229 and 130% to $10.1 million, respectively. We are currently seeking the necessary approvals and entitlements to redevelop several of our hotels, located in core markets, that offer attractive risk-adjusted returns that are significantly above our cost of capital.

__________________________________
1 We include a more detailed description and computation of EBITDA, Hotel EBITDA and Adjusted EBITDA in “Non-GAAP Financial Measures,” which is found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

•
Acquire Hotels That Further Improve Our Portfolio Quality and Earnings Growth Rates. We seek to acquire high-quality hotels in major urban and resort markets with high barriers-to-entry and high growth potential, typified by our most recent acquisitions of the iconic Fairmont Copley Plaza and the Knickerbocker. We target properties that are accretive to long-term stockholder value, will provide investment returns that exceed our weighted average cost of capital and provide attractive long-term yields. Additionally, we seek properties that will improve the overall quality and diversity of our portfolio and consider hotels that offer redevelopment and/or revenue repositioning opportunities that can further enhance returns on our investment.

•
Enhance Our Assets’ Long-Term Performance by Investing in High-ROI Capital Projects. We spend capital prudently. Our capital strategy involves efficiently maintaining our properties over the long-term and limiting future expenditure fluctuations, while maximizing return on investment. We generally renovate six to eight core hotels each year to maintain their competitive position and value. We routinely evaluate value-adding opportunities at our hotels, such as better use of public areas, new restaurant concepts and improved food and beverage operations. For example, after completing a $13 million renovation at the Embassy Suites Myrtle Beach Oceanfront Resort (which included renovating the public areas, adding food and beverage outlets, and upgrading the lobby, front desk and entrance), total revenues increased 69% to $20.2 million from 2011 to 2014, while Hotel EBITDA[1] increased 72% to $5.3 million during the same time period.

•
Balance Sheet Management. We are committed to strengthening our balance sheet further by reducing leverage, extending debt maturities and taking advantage of opportunities to lower our cost of debt. Our much improved balance sheet provides the necessary flexibility and capacity to thrive throughout lodging industry cycles. We will continue to reduce our leverage (as measured by Debt to Adjusted EBITDA1) by, among other things, selling additional non-strategic hotels, increasing operating cash flow by improving RevPAR at our hotels and capturing the earning potential of our recently-opened Knickerbocker Hotel. We also expect to refinance or repay higher cost debt, resulting in lower borrowing costs and extended debt maturities.

•
Sell Hotels That No Longer Meet Our Investment Criteria. We believe selling non-strategic hotels, and reallocating capital to more attractive investments enhances our long-term growth, increases our return on capital and enables management to focus on long-term investments within our target markets. On an ongoing basis, we review our hotels in terms of projected performance, future capital expenditure requirements, market dynamics and concentration risk and sell those properties in markets that no longer offer an attractive return on our investment or are inconsistent with our long-term portfolio strategy.

Recent Achievements. We have made significant progress toward achieving our strategic objectives.

•	Since December 2010, we have sold 34 hotels (including eight hotels sold in 2014 and two sold in February 2015), for total gross proceeds of $764.5 million (our pro rata share was $698.4 million).

•
We successfully repositioned eight Wyndham hotels from Holiday Inns, which were rebranded on March 1, 2013. We completed renovations at two of these Wyndham hotels during 2014 (the remaining six were renovated in 2012 and 2013). Rebranding and repositioning these hotels demonstrates how we execute our long-term value creation strategy by maximizing the value and earnings potential of our hotels. RevPAR at these eight hotels increased 20% during 2014, compared to the prior year.

__________________________________
1 We include a more detailed description and computation of EBITDA, Hotel EBITDA and Adjusted EBITDA in “Non-GAAP Financial Measures,” which is found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

•
Our Board of Directors reinstated the quarterly common dividend. We paid $0.02 per share for each of the first three quarters of 2014 in recognition of our ongoing and successful portfolio repositioning and balance sheet restructuring, as well as our positive funds available for distribution (“FAD”). Our Board of Directors increased the dividend by 100% to $0.04 per share beginning with the fourth quarter of 2014, which was paid in January 2015.

•	In 2014, we spent $83.7 million on capital expenditures, primarily for renovations and redevelopment at nine of our hotels, including the two Wyndham hotels.

•
We spent $138.0 million (excluding the initial acquisition costs and capitalized interest) through December 31, 2014 to redevelop the Knickerbocker Hotel, located in the heart of Times Square in Manhattan. Acquiring and developing this hotel exemplifies our efforts to reposition our portfolio. The luxury boutique hotel opened in February 2015.

•
We repaid $306 million of debt, including all of the debt scheduled to mature during 2014. We repaid $63 million of mortgage loans that were secured by five hotels using proceeds from asset sales. We also repaid the remaining $234 million of our 10% senior notes due in 2014 using proceeds from asset sales, cash on hand, funds drawn under our line of credit and a new $140 million term loan. As a result of these transactions, we extended our weighted-average debt maturity to 2021, while reducing our weighted-average cost of debt by roughly 100 basis points, to 5.35%.

Our Industry

The United States lodging industry is diverse and fragmented, operating a variety of hotels across multiple quality and service segments. The industry caters to a wide range of guests, including transient customers (both leisure and corporate), groups (both leisure and corporate) and long-term, or contract, customers. Average rates charged by hotels are dependent on multiple factors, including the potential customer mix, level of customer demand and rooms supply in the market. Many hotels are marketed under a brand or “flag”, such as Hilton and Marriott, among others. Franchisors, which own these brands, typically receive fees in exchange for brand recognition, marketing support and their reservations systems. Other hotels operate independently, often because they do not desire to fit within the standards of a particular brand or, in some cases, because operating as an independent “boutique” hotel actually enhances a hotel’s appeal to targeted guests. Hotels, and the underlying real estate, are owned by both public and private companies and partnerships. Franchisors or independent management companies often operate hotels on behalf of their owners. All of our hotels are operated on our behalf, mostly by managers affiliated with international franchisors.

Hotel Classification. Smith Travel Research (“STR”), a leading research provider for the lodging industry, classifies hotel chains into seven distinct segments: luxury, upper-upscale, upscale, upper-midscale, midscale, economy and independent. Nearly 90% of our portfolio is comprised of luxury (Fairmont) and upper-upscale (Embassy Suites, Hilton, Marriott, Renaissance, Sheraton, and Wyndham) hotels. We also own upscale (Doubletree), upper-midscale (Holiday Inn) and independent (Knickerbocker, Royalton and Morgans) hotels.

Industry Performance. Lodging industry fundamentals remain robust. The industry is cyclical, driven by supply and demand. Overall economic conditions and local market factors influence demand, as do GDP growth, employment growth and corporate profits. During the recent recession, demand fell faster than GDP, creating conditions for a more robust industry recovery compared to the overall U.S. economy. Since the recession ended, the corporate transient customer has led demand growth, as corporate profits continue to set records. Group demand also accelerated in 2014, augmenting the already strong transient demand.

Lodging demand continued growing throughout 2014, while supply growth remained below historic norms. During 2014, average occupancy for the industry surpassed 2007 (pre-recession) levels, reflecting the continuing supply and demand imbalance. STR reported that supply increased only 0.9% during 2014, well below the roughly 2% historical average. New hotel construction remained constrained by limited construction financing. At December 2014, only 120,000 hotel rooms were under construction, 43% less than December 2007. The continued favorable supply and demand imbalance, and corresponding operator confidence, allowed our hotels, generally, to increase average rates. For 2014, STR reported:

•	RevPAR increased 8.3%, to $74.28, the highest RevPAR growth reported by STR for any year;

•	Average daily rate (ADR) increased 4.6% to $115.32, the highest ADR ever recorded by STR;

•	Occupancy increased 3.6% to 64.4%, as improving demand growth outpaced supply growth; and

•	Industry performance improved on a widespread basis, with all 25 of STR’s largest markets experiencing higher RevPAR in 2014 compared to 2013.

For 2015, PKF Hospitality Research, or PKF, another leading provider of hospitality industry research, projects that lodging fundamentals will continue to improve, with higher demand, improved pricing and historically low supply growth. Occupancy is expected to increase 2.1% in 2015, compared to 2014. As occupancy increases, hotels should have the opportunity to improve ADR further by remixing their business in favor of premium corporate guests, and ADR growth should be a more significant factor in RevPAR growth. PKF projects 2015 industry ADR will increase by 5.4%, contributing to a projected 7.6% RevPAR increase.

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
Environmental Matters
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in a property. These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to related asbestos-containing materials. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require corrective modifications or other expenditures. In connection with our current or prior ownership or operation of hotels or other real estate, we may be potentially liable for various environmental costs or liabilities.
We customarily obtain a Phase I environmental survey from an independent environmental consultant before acquiring a hotel. The principal purpose of a Phase I survey is to identify indications of potential environmental contamination and, secondarily, to assess, to a limited extent, the potential for environmental regulatory compliance liabilities. The Phase I surveys of our hotels were designed to meet the requirements of the then current industry standards governing those surveys, and consistent with those requirements, none of the surveys involved testing of groundwater, soil or air. Accordingly, they do not represent evaluations of conditions at the studied sites that would be revealed only through such testing. In addition, Phase I assessments of environmental regulatory compliance issues are general in scope and not a detailed determination of a hotel’s environmental compliance. Similarly, Phase I reports do not involve comprehensive analysis of potential offsite liability. Our Phase I reports have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any such liability. Nevertheless, it is possible that these reports do not reveal or accurately assess all material environmental conditions and that there are material environmental conditions of which we are unaware.
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
FelCor elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. FelCor’s taxable REIT subsidiaries, or TRSs, formed to lease its hotels are subject to federal, state and local income taxes. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders. If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as a REIT for four subsequent years. In connection with FelCor’s election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock. FelCor LP expects to make distributions on its units sufficient to enable FelCor to meet its distribution obligations as a REIT. At December 31, 2014, FelCor had a federal income tax net operating loss carryforward of $534.8 million, and its TRSs had federal income tax loss carryforwards of $278.0 million.
Employees
At December 31, 2014, we had 61 full-time employees. None are involved in the day-to-day operation of our hotels.
Ownership of our Hotels
Of the 46 hotels in which we had an ownership interest at December 31, 2014 (which excludes two hotels held for sale), we owned a 100% interest in 43 hotels and 50% interests in entities owning three hotels. We consolidate our real estate interests in the 43 hotels in which we held majority interests, and we record the real estate interests of the three hotels in which we held 50% interests using the equity method. We lease 45 of our 46 hotels to our TRSs, of which we own a controlling interest. One 50% owned hotel is operated without a lease. Because we own controlling interests in these lessees, we consolidate our interests in these 45 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statements of operations. Our Consolidated Hotels are located in 17 states, with concentrations in major markets and resort areas.
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
Our revenues, expenses and the value of our hotels are subject to conditions affecting both the real estate and lodging industries.
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
Investing in hotel assets involves special risks. We have invested in hotels and related assets, and our hotels are subject to all the risks common to the hotel industry. These risks could adversely affect hotel occupancy, operating costs and rates that can be charged for hotel rooms, and generally include:

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

We could face increased competition. Each of our hotels competes with other hotels in its geographic area. A number of additional hotel rooms have been, or may be, built in a number of the geographic areas in which our hotels are located, which could adversely affect both occupancy and rates in those markets. A significant increase in the supply of upscale and upper-upscale hotel rooms, or if demand fails to increase at least proportionately, could have a material adverse effect on our business, financial condition and results of operations.

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

Compliance with environmental laws may adversely affect our financial condition. Owners of real estate are subject to numerous federal, state and local environmental laws and regulations. Under these laws and regulations, a current or former owner of real estate may be liable for the costs of remediating hazardous substances found on its property, whether or not they were responsible for its presence. In addition, if an owner of real property arranges for the disposal of hazardous substances at another site, it may also be liable for the costs of remediating the disposal site, even if it did not own or operate the disposal site. Such liability may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. A property owner may also be liable to third parties for personal injuries or property damage sustained as a result of its release of hazardous or toxic substances, including asbestos-containing materials, into the environment. Environmental laws and regulations may require us to incur substantial expenses and limit the use of our properties. We could have substantial liability for a failure to comply with applicable environmental laws and regulations, which may be enforced by the government or, in certain instances, by private parties. The existence of hazardous substances on a property can also adversely affect the value of, and the owner’s ability to use, sell or borrow against the property.

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

Compliance with the Americans with Disabilities Act may adversely affect our financial condition. Under the Americans with Disabilities Act of 1990, as amended, (the “ADA”), all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We make every reasonable effort to ensure that our hotels substantially comply with the requirements of the ADA and other applicable laws. However, we could be liable for both governmental fines and payments to private parties if it were determined that our hotels are not in compliance with these laws. We also may be subject to future changes in these laws. If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the ADA and similar laws, it could materially adversely affect our ability to make distributions to our stockholders and to satisfy our other obligations.

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
We seek to minimize the impact of these attacks through various technologies, processes and practices designed to protect our networks, systems, computers and data from attack, damage or unauthorized access. However, there are no guarantees that our cyber-security practices will be sufficient to thwart all attacks. While we carry property, business interruption, and cyber risk insurance, we may not be sufficiently compensated for all losses we may incur. These losses include not only a loss of revenues but also potential litigation, fines or regulatory action against us. Furthermore, we may also incur substantial remediation costs to repair system damage as well as satisfy liabilities for stolen assets or information that may further reduce our profits.
If we (or our managers) fail to comply with applicable privacy laws and regulations, we could be subject to payment of fines, damages or face restrictions on our use of guest data. Our managers collect information relating to our guests for various business purposes, including marketing and promotional purposes. Collecting and using personal data is governed by U.S. and other privacy laws and regulations. Privacy regulations continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our managers’ ability to market our products, properties and services to our guests. In addition, non-compliance (or in some circumstances non-compliance by third parties engaged by us (including our managers)), or a breach of security in systems storing privacy data, may result in fines, payment of damages or restrictions on our (or our managers’) use or transfer of data.
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
We face reduced insurance coverages and increasing premiums. Our property insurance has a $100,000 “all‑risk” deductible, as well as a 5% deductible (insured value) for named windstorm and California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders or franchisors. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 37 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.
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
We obtain terrorism insurance to the extent required by lenders or franchisors as a part of our all-risk property insurance program, as well as our general liability and directors’ and officers’ policies. However, our all-risk policies have limitations, such as per occurrence limits and sub-limits, that might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act, or TRIA, for “certified” acts of terrorism - namely those that are committed on behalf of non-United States persons or interests. Furthermore, we do not have full replacement coverage at all of our hotels for acts of terrorism committed on behalf of United States persons or interests (“non-certified” events) as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While TRIA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Additionally, Congress may not renew TRIA in the future, which would eliminate the federal subsidy for terrorism losses. As a result of the above, the extent and adequacy of terrorism coverage that will be available in the future to protect our interests in the event of future terrorist attacks that impact our properties is uncertain.
We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions. At December 31, 2014, approximately 60% of our hotel rooms were located in, and 61% of our 2014 Hotel EBITDA was generated from, three states: California (34% of our hotel rooms and 35% of our Hotel EBITDA); Florida (15% of our hotel rooms and 15% of our Hotel EBITDA); and Texas (11% of our hotel rooms and 11% of our Hotel EBITDA). Additionally, at December 31, 2014, we had concentrations in five major metropolitan areas which together represented approximately 43% of our Hotel EBITDA for the year ended December 31, 2014 (the San Francisco Bay area (17%), Boston (9%), South Florida (7%), Los Angeles area (5%), and Myrtle Beach (5%)). Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas may have a greater adverse effect on us than on the industry as a whole.
Transfers and/or termination of franchise licenses and management agreements may be prohibited or restricted. Hotel managers and franchise licensors may have the right to terminate their agreements or suspend their services in the event of default under such agreements or other third-party agreements such as ground leases and mortgages, upon the loss of liquor licenses, or in the event of the sale or transfer of the hotel. Franchise licenses may expire by their terms, and we may not be able to obtain replacement franchise license agreements.
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
We are subject to possible adverse effects of management, franchise and license agreement requirements. All of our hotels are operated under existing management, franchise or license agreements with nationally recognized hotel companies. Each agreement requires that the licensed hotel be maintained and operated in accordance with specific brand standards and restrictions. Compliance with these standards, and changes in these standards, could require us to incur significant expenses or capital expenditures, which could adversely affect our results of operations and ability to pay dividends to our stockholders and service our debt.
We are subject to the risks of brand concentration. We are subject to the potential risks associated with the concentration of our hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with the brand could adversely affect hotels operated under that brand. If any brands under which we operate hotels suffer a significant decline in appeal to the traveling public, the revenues and profitability of our branded hotels could be adversely affected. At December 31, 2014, approximately 23 hotels comprising 46% of our aggregate rooms were flagged as Embassy Suites, and we derived approximately 48% of our 2014 Hotel EBITDA from those hotels.
If revenue declines faster than operating expenses, our margins may shrink materially. We are subject to the risks of a decline in Hotel EBITDA margins, which occur when hotel operating expenses increase disproportionately to revenues or fail to shrink at least as fast as revenues decline. These operating expenses and Hotel EBITDA margins are controlled by our third-party managers over whom we have limited influence.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability. Some of our hotel rooms may be booked through Internet travel intermediaries. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the amount of sales made through Internet travel intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

We have substantial financial leverage.
At December 31, 2014, our consolidated debt ($1.6 billion) represented approximately 51% of our total enterprise value. Declining revenues and cash flow may adversely affect our public debt ratings and may limit our access to additional debt. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. If our access to additional debt financing is limited, our ability to fund these programs or acquire hotels in the future could be adversely affected. Also, we cannot assure you that we will be able to refinance any of our debt on a timely basis or on satisfactory terms, if at all.

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
Our ability to sell hotels is at least partially dependent on potential buyers obtaining financing. If adequate financing is not available or is only available at undesirable terms, we may be unable to sell hotels or sell them for desired pricing. If we are unable to sell non-strategic hotels or sell them for desired pricing, it could affect our ability to repay and refinance debt and slow the execution of our strategic plan. If we sell a mortgaged hotel for less than its outstanding debt balance, we would be required to use cash to make up the shortfall or substitute an unencumbered hotel as collateral, which would restrict future flexibility when refinancing debt or restrict us from using cash for other purposes. Similarly, if we are unsuccessful in growing the cash flow at our core hotels, our deleveraging strategy could be frustrated.
We depend on external sources of capital for future growth, and we may be unable to access capital when necessary.
As a REIT, our ability to finance our growth must largely be funded by external sources of capital because we are required to distribute to our stockholders at least 90% of our taxable income (other than net capital gains) including, in some cases, taxable income we recognize for federal income tax purposes but with regard to which we do not receive corresponding cash. Our ability to obtain the external capital we require could be limited by a number of factors, many of which are outside our control, including general market conditions, unfavorable market perception of our future prospects, lower current and/or estimated future earnings, excessive cash distributions or a lower market price for our common stock.

Our ability to access additional capital also may be limited by the terms of our existing debt, which, under certain circumstances, restrict our incurrence of debt and the payment of distributions. Any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all. If our future cash flow from operations and external sources of capital are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. Failing to obtain necessary external capital could have a material adverse effect on our ability to finance our future growth. We may have only a limited number of unencumbered hotels and limited resources to raise additional capital or we may have difficulties obtaining consent of an applicable lessor on any of our hotels subject to a ground lease.

Departure of key personnel would deprive us of the institutional knowledge, expertise and leadership they provide.
Our executive management team includes our President and Chief Executive Officer, and four Executive Vice Presidents. In addition, we have several other long-tenured senior officers. These executives and officers generally possess institutional knowledge about our organization and the hospitality or real estate industries, have significant expertise in their fields, and possess leadership skills that are important to our operations. The loss of any of our executives or other long-tenured officers could adversely affect our ability to execute our business strategy.

As a REIT, we are subject to specific tax laws and regulations, the violation of which could subject us to significant tax liabilities.
The federal income tax laws governing REITs are complex. We have operated, and intend to continue to operate, in a manner that enables us to qualify as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complicated, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we have been, or will continue to be, successful in operating so as to qualify as a REIT.

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

Failure to make required distributions would subject us to tax. Each year, a REIT must pay out to its stockholders at least 90% of its taxable income, other than any net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% non-deductible tax if the actual amount we pay out to our stockholders in a calendar year is less than the minimum amount specified under federal tax laws. Our only source of funds to make such distributions comes from distributions from FelCor LP. Accordingly, we may be required to borrow money or sell assets to enable us to pay out enough of our taxable income to satisfy the distribution requirements and to avoid corporate income tax and the 4% tax in a particular year.

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

We lack control over the management and operations of our hotels. Because federal income tax laws restrict REITs and their subsidiaries from operating hotels, we do not manage our hotels. Instead, we are dependent on the ability of third-party managers to operate our hotels pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, the salary and benefits provided to hotel employees, the conduct of food and beverage operations and similar matters. While our taxable REIT subsidiaries monitor the third-party manager’s performance, we have limited specific recourse under our management agreements if we believe the third-party managers are not performing adequately. Failure by our third-party managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. In addition, our third-party managers, or their affiliates, manage hotels that compete with our hotels, which may result in conflicts of interest. As a result, our third-party managers may have in the past made, and may in the future make, decisions regarding competing lodging facilities that are not or would not be in our best interests.

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
The Internal Revenue Service, or IRS, could challenge the rents paid to us by our TRSs, as excessive, and a court could reach a similar conclusion. In either event, we could be taxed at 100% of the amount of rents determined to be excessive. There can be no assurance that we will not be subjected to that excise tax. If we are, and if the amount is material, our liquidity and ability to service our debt and pay dividends could be materially and adversely affected.
We own, and may acquire, interests in hotel joint ventures with third parties that expose us to some risk of additional liabilities or capital requirements.
Through our subsidiaries, we own interests in several real estate joint ventures. Our unconsolidated joint ventures owned three hotels, in which we had a $15.1 million aggregate investment at December 31, 2014. We include the lessee operations of two of these three hotels in our consolidated results of operations because we own majority interests in the lessees. All of our joint venture partners are unaffiliated with us. The joint ventures owned hotels that secured $34.2 million of non-recourse loans at December 31, 2014.

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

Authority to Issue Additional Shares. Under our charter, our board may issue up to an aggregate of 20 million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2014, we had outstanding 12,879,475 shares of our Series A preferred stock and 67,980 shares, represented by 6,798,000 depositary shares, of our Series C preferred stock.

Maryland Law. As a Maryland corporation, we are subject to various provisions under the Maryland General Corporation Law, including the Maryland Business Combination Act, that may have the effect of delaying or preventing a transaction or a change in control that might involve a premium price for the stock or otherwise be in the best interests of stockholders. Under the Maryland business combination statute, some “business combinations,” including some issuances of equity securities, between a Maryland corporation and an “interested stockholder,” which is any person who beneficially owns 10% or more of the voting power of the corporation’s shares, or an affiliate of that stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Any of these business combinations must be approved by a stockholder vote meeting two separate super majority requirements, unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the statute, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares. Our charter currently provides that the Maryland Control Share Acquisition Act will not apply to any of our existing or future stock. That statute may deny voting rights to shares involved in an acquisition of one-tenth or more of the voting stock of a Maryland corporation. To the extent these or other laws are applicable to us, they may have the effect of delaying or preventing a change in control of us even though beneficial to our stockholders.

In addition, under the Maryland General Corporation Law, unless prohibited by charter or resolution (which we are not), our Board can elect by resolution without stockholder approval to be subject to certain corporate governance provisions that may be inconsistent with our charter and bylaws. Under Sections 8-301 through 8-305 of that statute, our Board may adopt corporate governance provisions (including, conditions to action by written consent, classification of directors, prerequisites for calling special meetings of stockholders, etc.) that may, individually or in the aggregate, affect board structure or stockholders’ ability to alter corporate policies directly, or may delay or prevent a strategic transaction or a change in control.

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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We own a diversified portfolio of hotels managed by Hilton, Starwood, Marriott, Fairmont, Morgans, Wyndham, Intercontinental Hotels Group and one independent management company. Our hotels are high-quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. They generally feature comfortable, modern guest rooms, meeting facilities and full-service restaurant and catering facilities. At December 31, 2014, our Consolidated Hotels were located in the United States (45 hotels in 17 states), with concentrations in major gateway cities and resort areas. Our hotels average 300 rooms. The following table sets forth the distribution of our 45 Consolidated Hotels at December 31, 2014.

Brand	Hotels	Rooms	2014 Hotel Operating Revenue (in thousands)	2014 Hotel EBITDA(a) (in thousands)
Embassy Suites Hotels	18	4,982	$282,866	$95,000
Wyndham and Wyndham Grand(b)	8	2,528	125,354	43,126
Renaissance and Marriott	3	1,321	128,770	26,089
DoubleTree by Hilton and Hilton	3	802	45,383	15,484
Sheraton	2	673	39,639	10,623
Fairmont	1	383	53,451	10,011
Holiday Inn	2	968	51,511	8,967
Morgans and Royalton	2	285	33,895	3,314
Core hotels	39	11,942	760,869	212,614
Non-strategic hotels(c)	6	1,561	58,028	17,837
Same-store hotels	45	13,503	$818,897	$230,451
Market
San Francisco area	5	1,903	$139,692	$39,470
Boston	3	916	85,670	21,834
South Florida	3	923	55,561	17,009
Los Angeles area	2	481	28,696	12,406
Myrtle Beach	2	640	41,149	12,219
Philadelphia	2	728	38,680	9,631
Tampa	1	361	49,358	9,302
New York area	3	546	48,456	7,259
Austin	1	188	13,935	6,177
Atlanta	1	316	13,899	5,701
Other markets	16	4,940	245,773	71,606
Core hotels	39	11,942	760,869	212,614
Non-strategic hotels(c)	6	1,561	58,028	17,837
Same-store hotels	45	13,503	$818,897	$230,451
Location
Urban	17	5,310	$360,177	$97,594
Resort	9	2,733	203,370	51,684
Airport	8	2,621	136,144	43,208
Suburban	5	1,278	61,178	20,128
Core hotels	39	11,942	760,869	212,614
Non-strategic hotels(c)	6	1,561	58,028	17,837
Same-store hotels	45	13,503	$818,897	$230,451

(a)
Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.

(b)	These hotels were converted from Holiday Inn (brand and management) on March 1, 2013.

(c)	Excludes two hotels held for sale as of December 31, 2014, both of which were sold in February.

Hotel Operating Statistics
The following tables set forth 2014 and 2013 occupancy, ADR and RevPAR and the year-over-year percentage changes to those statistics for our 45 Consolidated Hotels.
Hotel Operating Statistics by Brand

	Occupancy (%)
	Year Ended December 31,
	2014	2013	%Variance
Embassy Suites Hotels	79.0	76.7	3.0
Renaissance and Marriott	72.0	70.2	2.6
DoubleTree by Hilton and Hilton	73.6	68.3	7.7
Sheraton	69.4	68.0	2.0
Fairmont	74.4	74.2	0.4
Holiday Inn	77.6	78.0	(0.5)
Morgans and Royalton	87.9	87.6	0.4
Comparable core hotels (31)	76.8	74.8	2.7
Non-strategic hotels (6)(a)	77.0	76.2	1.1
Comparable hotels (37)	76.9	75.0	2.5
Wyndham and Wyndham Grand(b)	71.8	65.7	9.3
Same-store hotels (45)	75.9	73.3	3.6
	ADR ($)
	Year Ended December 31,
	2014	2013	%Variance
Embassy Suites Hotels	164.11	153.17	7.1
Renaissance and Marriott	223.51	209.58	6.6
DoubleTree by Hilton and Hilton	155.15	148.99	4.1
Sheraton	146.75	145.71	0.7
Fairmont	307.77	285.06	8.0
Holiday Inn	164.21	144.29	13.8
Morgans and Royalton	308.05	315.50	(2.4)
Comparable core hotels (31)	180.73	169.91	6.4
Non-strategic hotels (6)(a)	120.68	115.29	4.7
Comparable hotels (37)	172.17	162.03	6.3
Wyndham and Wyndham Grand(b)	158.35	144.37	9.7
Same-store hotels (45)	169.72	159.07	6.7
	RevPAR ($)
	Year Ended December 31,
	2014	2013	%Variance
Embassy Suites Hotels	129.71	117.55	10.4
Renaissance and Marriott	160.92	147.11	9.4
DoubleTree by Hilton and Hilton	114.12	101.71	12.2
Sheraton	101.78	99.09	2.7
Fairmont	229.14	211.41	8.4
Holiday Inn	127.41	112.52	13.2
Morgans and Royalton	270.69	276.27	(2.0)
Comparable core hotels (31)	138.84	127.13	9.2
Non-strategic hotels (6)(a)	92.95	87.83	5.8
Comparable hotels (37)	132.32	121.54	8.9
Wyndham and Wyndham Grand(b)	113.63	94.79	19.9
Same-store hotels (45)	128.82	116.54	10.5
(a)Excludes two hotels held for sale as of December 31, 2014, both of which were sold in February.
(b)These hotels were converted from Holiday Inn (brand and management) on March 1, 2013.

Hotel Operating Statistics by Market for Comparable Core Hotels

	Occupancy (%)
	Year Ended December 31,
	2014	2013	%Variance
San Francisco area	82.2	81.4	1.0
Boston	73.6	73.5	0.1
South Florida	83.4	81.4	2.5
Los Angeles area	80.1	82.2	(2.6)
Myrtle Beach	66.5	62.3	6.8
Philadelphia	69.7	66.3	5.2
Tampa	81.2	80.5	0.9
New York area	83.3	83.2	0.2
Austin	79.9	78.9	1.2
Atlanta	77.2	75.4	2.3
Other markets	73.1	69.6	5.0
Comparable core hotels (31)	76.8	74.8	2.7
	ADR ($)
	Year Ended December 31,
	2014	2013	%Variance
San Francisco area	210.51	187.91	12.0
Boston	253.57	234.97	7.9
South Florida	160.25	147.49	8.7
Los Angeles area	145.73	136.89	6.5
Myrtle Beach	152.64	147.36	3.6
Philadelphia	164.54	166.52	(1.2)
Tampa	195.98	183.55	6.8
New York area	252.90	250.72	0.9
Austin	214.22	200.90	6.6
Atlanta	141.85	140.41	1.0
Other markets	150.64	143.47	5.0
Comparable core hotels (31)	180.73	169.91	6.4
	RevPAR ($)
	Year Ended December 31,
	2014	2013	%Variance
San Francisco area	173.02	152.91	13.2
Boston	186.57	172.68	8.0
South Florida	133.64	120.00	11.4
Los Angeles area	116.68	112.54	3.7
Myrtle Beach	101.51	91.75	10.6
Philadelphia	114.69	110.32	4.0
Tampa	159.21	147.71	7.8
New York area	210.72	208.57	1.0
Austin	171.17	158.59	7.9
Atlanta	109.44	105.87	3.4
Other markets	110.08	99.88	10.2
Comparable core hotels (31)	138.84	127.13	9.2

Hotel Portfolio

The following table sets forth certain descriptive information regarding our hotels at December 31, 2014.

Core Hotels	Brand	State	Rooms
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Indian Wells – Esmeralda Resort & Spa	Renaissance	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	250
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
Napa Valley	Embassy Suites Hotel	CA	205
San Diego – Bayside	Wyndham	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica – At the Pier	Wyndham	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	DoubleTree Suites by Hilton	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
New Orleans – French Quarter	Wyndham	LA	374
Boston – Beacon Hill	Wyndham	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston/Marlborough	Embassy Suites Hotel	MA	229
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Secaucus – Meadowlands(a)	Embassy Suites Hotel	NJ	261
New York – Morgans	Independent	NY	117
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Wyndham	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – University Center	Wyndham	PA	251
Charleston – The Mills House	Wyndham Grand	SC	216
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383

Hotel Portfolio (continued)

Core Hotels	Brand	State	Rooms
Austin	DoubleTree Suites by Hilton	TX	188
Dallas – Love Field	Embassy Suites Hotel	TX	248
Houston – Medical Center	Wyndham Hotel & Suites	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Non-strategic Hotels
Orlando – International Airport	Holiday Inn	FL	288
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262
Charlotte(a)	Embassy Suites Hotel	NC	274
Austin – Central	Embassy Suites Hotel	TX	260
San Antonio – International Airport	Embassy Suites Hotel	TX	261
San Antonio – NW I-10	Embassy Suites Hotel	TX	216

Hotels Held for Sale
Dallas – Park Central(b)(c)	Westin	TX	536
Raleigh – Crabtree(c)	Embassy Suites Hotel	NC	225

Unconsolidated Hotel
New Orleans – French Quarter Chateau Lemoyne(a)	Holiday Inn	LA	171

Hotel under Development
New York – Knickerbocker Hotel(d)	Independent	NY	330

(a)	We own a 50% interest in this property.

(b)	We owned a 60% interest in this property.

(c)	This property was sold in February 2015.

(d)	The Knickerbocker Hotel, of which we own 95%, began operations in February 2015.

Management Agreements
At December 31, 2014, of our 45 Consolidated Hotels, (i) Hilton subsidiaries managed 25 hotels, (ii) Wyndham managed eight hotels, (iii) Marriott subsidiaries managed three hotels, (iv) IHG subsidiaries managed three hotels, (v) a subsidiary of Morgans managed two hotels, (vi) Starwood subsidiaries managed two hotels, (vii) a Fairmont subsidiary managed one hotel, and (viii) an independent management company managed one hotel.
The management agreements relating to 22 Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist, and no separate franchise fee is required, for these hotels. These hotels are managed by (i) Wyndham, under the Wyndham brand, (ii) Hilton, under the DoubleTree and Hilton brands, (iii) Marriott, under the Renaissance and Marriott brands, (iv) IHG, under the Holiday Inn brand, (v) Morgans, (vi) Starwood, under the Sheraton brand, and (vii) Fairmont, under the Fairmont brand.
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
We incurred the following management fees (in thousands) included in continuing operations during each of the past three years:

	Year Ended December 31,
	2014	2013	2012
Base fees	$19,583	$19,527	$24,699
Incentive fees	3,316	2,667	2,265
Total management fees	$22,899	$22,194	$26,964

The Wyndham management agreements were effective on March 1, 2013. Wyndham’s guaranty of a minimum level of net operating income has reduced Wyndham’s contractual management fees during 2014 and 2013 by $1.3 million and $1.5 million, respectively. This guaranty (in addition to the more favorable Wyndham base management fees compared to their predecessor, IHG) more than offset increases compared to 2012 resulting from higher revenues.

Term and Termination. The Wyndham management agreements terminate in 2022 but may be extended by Wyndham subject to certain conditions. The IHG management agreements terminate in 2018 for one hotel and 2025 for two hotels. The Marriott management agreements terminate in 2026 for our Renaissance hotels and 2029 for our Marriott hotel, and these agreements may be extended to 2056 and 2039, respectively, at Marriott’s option. The Fairmont management agreement terminates in 2030 and may be extended to 2040 and 2050 at Fairmont’s option. The Morgans management agreements terminate in 2026 and may be extended to 2036 at Morgans’s option. The management agreements with our other managers generally have initial terms of between five and 20 years, and these agreements are generally renewable beyond the initial term only upon the mutual written agreement of the parties. The management agreements covering our 45 Consolidated Hotels that expire after 2014, subject to any renewal rights, are as follows:

	Number of Management Agreements Expiring
Manager	2015	2016	Thereafter
Hilton	3	13	9
Wyndham	—	—	8
Marriott	—	—	3
IHG	—	—	3
Starwood	—	—	2
Morgans	—	—	2
Fairmont	—	—	1
Other	1	—	—
Total	4	13	28

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

Franchise Agreements

Twenty-three of our Consolidated Hotels operate under franchise or license agreements with Embassy Suites that are separate from our management agreements.

Our Embassy Suites franchise agreements grant us the right to the use of the Embassy Suites Hotels name, system and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our Embassy Suites franchise agreements provide for a license fee, or royalty, of 4 to 5% of room revenues. In addition, we pay approximately 3.5 to 4% of room revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels. We incurred marketing and reservation systems fees of $12.3 million, $12.7 million and $12.3 million in 2014, 2013 and 2012, respectively. We incurred license fees included in continuing operations with respect to our hotels operated as Embassy Suites of $13.2 million, $13.4 million and $12.8 million in 2014, 2013 and 2012, respectively.

Our typical Embassy Suites franchises extend 10 to 20 years. The agreements provide no renewal or extension rights and are not assignable. If we breach a franchise agreement, we may lose the right to use the Embassy Suites name for the applicable hotel and be liable, under certain circumstances, for liquidated damages (generally equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years). Of our Embassy Suites franchise agreements, three expire in 2015, 13 expire in 2016, and the remainder expire later.

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

	High	Low	Dividends Declared Per Share
2014
First quarter	$9.35	$7.49	$0.02
Second quarter	10.61	8.59	0.02
Third quarter	10.92	9.16	0.02
Fourth quarter	11.18	8.99	0.04

2013
First quarter	$6.03	$4.71	$—
Second quarter	6.47	5.38	—
Third quarter	6.33	5.49	—
Fourth quarter	8.23	5.83	0.02
Stockholder Information
At February 20, 2015, we had approximately 154 record holders of our common stock and 20 record holders of our Series A preferred stock (which is convertible into common stock). However, because many of the shares of our common stock and Series A preferred stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock and Series A preferred stock than record holders. At February 20, 2015, there were 19 holders (other than FelCor) of FelCor LP units. FelCor LP units are redeemable for cash, or, at our election, for shares of FelCor common stock.
IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO OUR QUALIFICATION AS A REIT, OUR CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF ANY CLASS OR SERIES OF OUR CAPITAL STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING SHARES OF THAT CLASS OR SERIES.
Distribution Information
In order to maintain our qualification as a REIT, we must distribute at least 90% of our annual taxable income (other than net capital gains) to our stockholders each year. We had no taxable income for either 2014 or 2013. We had common distributions that qualified as distributions for tax purposes for 2014 but had no such qualifying tax distributions for 2013. Under certain circumstances, we may be required to make distributions that exceed cash available for distribution in order to meet REIT distribution requirements. In that event, we expect to borrow funds or sell assets to obtain cash sufficient to make the required distribution.
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
SELECTED FINANCIAL DATA
(in millions, except per share/unit data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:(a)
Total revenues	$922	$893	$862	$808	$730
Income (loss) from continuing operations(b)	28	(84)	(187)	(134)	(100)

Diluted earnings per share/unit:
FelCor - income (loss) from continuing operations	$0.43	$(0.95)	$(1.81)	$(1.46)	$(1.70)
FelCor LP - income (loss) from continuing operations	0.43	(0.95)	(1.81)	(1.46)	(1.70)

Other Data:
Cash distributions declared per common share/unit(c)	$0.10	$0.02	$—	$—	$—
Adjusted FFO per share/unit(d)	$0.65	$0.39	$0.23	$0.14	$(0.09)
Adjusted EBITDA(d)	221	200	203	203	188
Cash flows provided by operating activities	105	68	47	46	59

Balance Sheet Data (at end of period):
Total assets	$2,105	$2,144	$2,202	$2,403	$2,359
Total debt, net of discount	1,586	1,663	1,631	1,596	1,548
FelCor’s redeemable noncontrolling interests in FelCor LP, at redemption value	7	5	3	3	2

(a)	Hotels that were designated as held for sale at December 31, 2013 or disposed of prior to that date are included in discontinued operations.

(b)	We include the following amounts in income (loss) from continuing operations (in millions):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Gain on sale of investment in unconsolidated entities, net	$30	$—	$—	$—	$—
Gain from remeasurement of unconsolidated entities	21	—	—	—	—
Impairment loss	—	(24)	—	(4)	(41)
Hurricane and earthquake loss	—	—	(1)	—	—
Debt extinguishment	(5)	—	(72)	(28)	45
Conversion expenses	—	(1)	(31)	—	—
Pre-opening expenses	(8)	(2)	—	—	—
Contract dispute contingency	(6)	—	—	—	—
Severance expenses	(1)	(3)	(1)	—	—

(c)
Our Board of Directors reinstated a quarterly common dividend in October 2013. In 2014 and 2013, FelCor declared aggregate common dividends of $0.10 and $0.02 per share, respectively. Future quarterly dividends will be based on estimates of FAD, reinvestment opportunities within our portfolio and taxable income, among other things.

(d)
We include a more detailed description and computation of Adjusted FFO per share and Adjusted EBITDA in “Non-GAAP Financial Measures,” which is found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strong demand and tepid supply growth provide a favorable dynamic for average daily rate, or ADR. ADR grew 6.7%, while occupancy increased 3.6%, driving 10.5% RevPAR (revenue per available room) growth, as we continued remixing our customer base in favor of higher-rated segments. RevPAR for our 37 comparable hotels (our Consolidated Hotels excluding the Wyndham portfolio) increased 8.9% in 2014 compared to 2013. Sustained ADR growth has also allowed our hotels to improve Hotel EBITDA margins (up 204 basis points over 2013).
We have made continued progress toward completing the first phase of our strategic objectives.

•
Since December 2010, we have sold 34 hotels (including 8 hotels sold in 2014 and two sold in February 2015), for total gross proceeds of $764.5 million (our pro rata share was $698.4 million, after taking into account hotels sold or otherwise disposed of by less than wholly owned entities). Of the six non-strategic hotels remaining to sell under our current disposition programs, we have agreed to sell four, two of which are under contract.

•
In July 2014, we unwound joint ventures that owned 10 non-strategic hotels. We retained five of those hotels (comprising 1,224 rooms) outright, and our joint venture partner owns the other five (comprising 1,215 rooms). We sold one of the retained hotels in February 2015. Of the remaining four, two are under contract to be sold. In connection with unwinding those joint ventures, we now wholly-own our DoubleTree Suites hotel located in downtown Austin.

•
In July 2014, we obtained a $140 million term loan secured by three hotels. The loan bears interest at LIBOR (no floor) plus 2.5%. The loan, which matures in 2017 and may be extended for up to two years, subject to satisfaction of certain conditions, is freely pre-payable. In August 2014, we used proceeds from the loan, cash on hand and borrowings under our line of credit to redeem the remaining $234 million 10% senior secured notes due late 2014.

•	Our Board of Directors doubled our quarterly common dividend per share from $0.02 to $0.04 in the fourth quarter of 2014.

•	We completed renovating and repositioning our Wyndham portfolio. RevPAR at these eight hotels increased 19.9% in 2014.

•
Our 4+ star Knickerbocker Hotel (www.TheKnickerbocker.com), located in the heart of Times Square on the corner of 42nd Street and Broadway in New York City, opened on February 12, 2015. The newly redeveloped hotel boasts 330 spacious guest rooms, including 31 suites, a state-of-the-art fitness center, a 2,200 square-foot event space, upscale food and dining options, and a 7,500 square-foot rooftop bar and terrace with unrivaled views of New York City’s skyline. The 4+ star luxury property is a member of The Leading Hotels of the World. As of December 31, 2014, we invested $138.0 million (excluding initial acquisition costs and capitalized interest) to redevelop the property.

Financial Comparison (Hotel EBITDA and Income (Loss) from Continuing Operations, $ in millions)

	Year Ended December 31,
	2014	2013	% Change 2014-13	2012	% Change 2013-12
RevPAR(a)	$128.82	$116.54	10.5%	$112.37	3.7%
Hotel EBITDA(a)(b)	230	194	18.8%	180	7.6%
Hotel EBITDA margin(a)(b)	28.1%	26.1%	7.8%	25.2%	3.8%
Income (loss) from continuing operations(c)	28	(84)	133.1%	(187)	55.3%

(a)	Data shown is for our 45 same-store Consolidated Hotels for all years presented.

(b)
Hotel EBITDA and Hotel EBITDA margin are non-GAAP financial measures. A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found below in “Non-GAAP Financial Measures.”

(c)	We included the following amounts in income (loss) from continuing operations:

	Year Ended December 31,
	2014	2013	2012
Gain on sale of investment in unconsolidated entities, net	$30	$—	$—
Gain from remeasurement of unconsolidated entities	21	—	—
Impairment loss	—	(24)	—
Hurricane and earthquake loss	—	—	(1)
Debt extinguishment	(5)	—	(72)
Conversion expenses	—	(1)	(31)
Pre-opening expenses	(8)	(2)	—
Contract dispute contingency	(6)	—	—
Severance expenses	(1)	(3)	(1)

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

For the year ended December 31, 2014, we recorded net income of $94.2 million compared to a $65.8 million net loss in 2013. Our 2014 net income includes a $66.7 million net gain on hotel sales (of which $24.4 million resulted from foreign currency translation previously recorded in accumulated other comprehensive income and a loss on sale of $102,000 is included in discontinued operations), a $30.2 million gain on the disposition of our interest in unconsolidated hotels, and a $20.7 million gain on the fair value remeasurement of previously unconsolidated hotels. These gains were offset by a $5.9 million charge for a contract dispute contingency and $5.0 million of debt extinguishment charges (including $245,000 in discontinued operations). Our 2013 net loss includes a $28.8 million impairment charge ($24.4 million related to two hotels included in continuing operations and $4.4 million related to two hotels included in discontinued operations), offset by a $19.4 million net gain on hotel sales included in discontinued operations.

In 2014:

•
Total revenue increased $28.2 million, net of a $47.4 million decrease in revenue for hotels that have been disposed of or are classified as held for sale. Excluding these hotels, revenue increased 10.1% from last year. The increase was driven by a 10.5% increase in same-store RevPAR, reflecting a 6.7% increase in ADR and a 3.6% increase in occupancy. RevPAR for our Wyndham portfolio increased 19.9% , driven by a 9.7% increase in ADR and a 9.3% increase in occupancy. The Wyndham portfolio’s increased revenue primarily reflects less transitional disruption compared to the same period in 2013 and market share gains from renovations.

•
Hotel departmental expenses increased $4.8 million, net of a $15.9 million decrease related to hotels that have been disposed of or are classified as held for sale. Excluding these hotels, hotel departmental expenses decreased as a percentage of total revenue to 35.9% in the current year from 36.7% last year. In 2014, we experienced a favorable shift in banquet and catering operations, which typically have higher margins than other food and beverage operations. Hotel departmental operations also recognized improved profitability margins for the rooms department, driven by increased ADR.

•
Other property-related costs increased $55,000, net of a $13.9 million decrease related to hotels that have been disposed of or are classified as held for sale. Excluding these hotels, other property-related costs as a percentage of total revenue decreased to 25.2% in the current year from 25.9% last year, primarily driven by ADR growth.

•
Management and franchise fees increased $332,000, net of a $2.3 million reduction in expense for hotels that have been disposed of or are classified as held for sale. Excluding these hotels, these costs as a percentage of total revenue were 3.9% for 2014 and 2013.

•
Taxes, insurance and lease expense decreased $11.3 million and decreased as a percentage of total revenue to 9.2% from 10.8% in 2013. The decrease primarily reflects a $13.3 million reduction in hotel lease expense resulting from unwinding our unconsolidated 10‑hotel joint ventures and was partially offset by an increase in hotel percentage rent (computed as a percentage of hotel revenues in excess of base rent) for our remaining joint ventures. Historically, hotel lease expense was recorded by the 12 consolidated operating lessees of our hotels that were owned by unconsolidated entities. We recorded the corresponding lease income through equity in income from unconsolidated entities, and the hotel lease expense was not eliminated in consolidation. We unwound the joint ventures in July 2014, as a consequence of which we recorded lower hotel lease expense for 2014. We also experienced a decrease in expense in the current year due to more favorable property insurance rates and improved general liability claims experience. These expense reductions were partially offset by increased land lease percentage rent expense, resulting from higher revenue for the period, as well as higher property taxes. In 2014, we had fewer significant property renovations compared to 2013, as a consequence of which the amount of property taxes capitalized in the current year was lower than 2013.

•
Corporate expenses increased $2.6 million and increased slightly as a percentage of total revenue to 3.2% from 3.0% in 2013. This increase primarily reflects the additional stock compensation expense associated with our market-based equity incentive awards and adjustments made to our corporate bonus expense.

•
Depreciation and amortization expense decreased $3.8 million primarily attributable to selling hotels in 2014. This reduction is offset by depreciation resulting from $83.7 million and $101.4 million of hotel capital expenditures in 2014 and 2013, respectively.

•	We recorded no impairment loss in 2014. Impairment loss for 2013 was $24.4 million reflecting reduced estimated hold periods for two hotels included in continuing operations.

•
Conversion expenses. We converted eight hotels to Wyndham brands and management in March 2013. We classified related expenses of $1.1 million as conversion expense in our 2013 statements of operations. We had no such expenses in 2014.

•
Other expenses increased $9.2 million compared to 2013, primarily related to a $5.9 million contract dispute contingency and increased pre-opening costs of $5.5 million incurred in 2014 for the Knickerbocker Hotel, partially offset by lower severance costs.

•
Net interest expense decreased $13.1 million, primarily reflecting increased capitalized interest (attributable to renovation and redevelopment projects), lower average outstanding debt and a lower blended interest rate for the period.

•
Debt extinguishment. In 2014, we recorded $4.8 million in debt extinguishment charges primarily related to repaying the remaining $234.0 million of our 10% senior secured notes otherwise due in 2014 and repaying a $9.6 million loan in connection with selling a hotel. We recorded no debt extinguishment charges in continuing operations in 2013.

•
Equity in income from unconsolidated entities increased $424,000. The increase in income reflects increased revenues at our unconsolidated hotels offset by lower income after we unwound our 10-hotel unconsolidated joint ventures in July 2014.

•
Discontinued operations include the results of operations for one hotel sold in January 2014 and five hotels sold in 2013. Discontinued operations in 2014 included a $102,000 net loss on sale and debt extinguishment charges of $245,000 (related to repaying $10.9 million of debt for a hotel sold in 2014). Discontinued operations in 2013 included a $19.4 million net gain on sale primarily related to five sold hotels, offset by a $4.4 million impairment charge related to two hotels. Effective January 1, 2014, we no longer record hotel operations for disposed hotels in discontinued operations if the hotel was not disposed of or held for sale prior to the effective date.

Comparison of the Years Ended December 31, 2013 and 2012

For the year ended December 31, 2013, we recorded a net loss of $65.8 million compared to a $129.4 million net loss in 2012. Our 2013 net loss includes a $28.8 million impairment charge (including $4.4 million in discontinued operations related to two hotels), offset by a $19.4 million net gain on hotel sales included in discontinued operations (primarily from the sale of five hotels). Our 2012 net loss includes $31.2 million of conversion costs related to rebranding and repositioning eight hotels, a $75.1 million loss from the extinguishment of debt (including $2.8 million in discontinued operations), $1.3 million in hurricane-related charges (including $478,000 in discontinued operations), and a $1.3 million impairment charge included in discontinued operations. These 2012 charges were partially offset by a $54.5 million net gain on hotel sales included in discontinued operations.

In 2013:

•	Total revenue increased $31.3 million, or 3.6%, from 2012. The increase was driven by a 3.8% increase in same-store RevPAR, reflecting a 3.4% increase in ADR and a slight increase in occupancy.

•	Hotel departmental expenses increased $11.0 million. Hotel departmental expenses decreased slightly as a percentage of total revenue to 36.6% in 2013 from 36.7% in 2012.

•
Other property-related costs increased $6.2 million. Other property-related costs decreased as a percentage of total revenue to 26.7% in 2013 from 26.9% in 2012, primarily driven by ADR growth, rather than occupancy.

•
Management and franchise fees decreased $4.1 million. These costs decreased as a percentage of total revenue to 4.0% in 2013 from 4.6% in 2012. We converted eight hotels to Wyndham brands and management on March 1, 2013. Wyndham earns lower management fees than the prior management company. Wyndham Worldwide Corporation guaranteed a minimum annual NOI for our eight Wyndham hotels. We account for amounts recorded under the guaranty, to the extent available, as a reduction in contractual management fees. In 2013, Wyndham’s guaranty reduced Wyndham’s management fees. These arrangements with Wyndham more than offset increases in fees resulting from higher revenue.

•
Taxes, insurance and lease expense increased $4.0 million and increased slightly as a percentage of total revenue to 10.8% in 2013 from 10.7% in 2012. The increase primarily reflects an increase in hotel lease expense (computed as a percentage of hotel revenues in excess of base rent; as revenue increases, percentage rent increases at a faster rate than other expenses), higher property taxes (in 2012 we achieved significant reductions after appeals), and higher general liability insurance due to a less favorable claims experience compared to 2012.

•
Corporate expenses increased $868,000 and remained relatively flat as a percentage of total revenue compared to 2012. This increase primarily reflects additional fixed and variable stock compensation expense associated with our market-based incentive compensation awards.

•	Depreciation and amortization expense increased $3.2 million primarily reflecting additional depreciation after investing $101.4 million in our hotels in 2013 and $121.5 million in 2012.

•
Impairment loss for 2013 was $24.4 million resulting from reduced estimated hold periods for two hotels included in continuing operations. No impairment charges were included in continuing operations for 2012.

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

•
Debt extinguishment. In 2013, we had no debt extinguishment charges included in continuing operations. In 2012, we recorded $72.4 million in debt extinguishment charges, which includes $17.4 million of prepayment penalties and the write-off of deferred loan costs recorded when we repaid $315.1 million of loans secured by properties in continuing operations. In addition, when we redeemed $258.0 million of our 10% senior notes, we recognized a $55.0 million debt extinguishment charge for prepayment penalties, as well as a pro rata portion of the original issue discount and deferred loan costs.

•
Discontinued operations include the results of operations for one hotel designated as held for sale at December 31, 2013, five hotels sold in 2013, and ten hotels sold in 2012. Discontinued operations in 2013 included a $19.4 million net gain on sale primarily related to five hotels, offset by an impairment charge of $4.4 million related to one hotel sold in 2013 and one hotel designated as held for sale at December 31, 2013. Discontinued operations in 2012 included a $54.5 million net gain on hotel sales, offset by $2.8 million in debt extinguishment charges and a $1.3 million impairment charge.

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

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Year Ended December 31,
	2014			2013
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$94,152			$(65,783)
Noncontrolling interests	(834)			4,279
Preferred dividends	(38,712)			(38,713)
Preferred distributions, consolidated joint venture	(1,219)			—
Net income (loss) attributable to FelCor common stockholders	53,387			(100,217)
Less: Dividends declared on unvested restricted stock compensation	(8)			—
Less: Undistributed earnings allocated to unvested restricted stock	(20)			—
Basic earnings per share data	53,359	124,158	$0.43	(100,217)	123,818	$(0.81)
Restricted stock units	—	734	—	—	—	—
Diluted earnings per share data	53,359	124,892	0.43	(100,217)	123,818	(0.81)
Depreciation and amortization	115,819	—	0.93	119,624	—	0.97
Depreciation, discontinued operations and unconsolidated entities	6,891	—	0.06	15,996	—	0.13
Other gains, net of noncontrolling interests in other partnerships	(100)	—	—	(37)	—	—
Other gains, discontinued operations, net of noncontrolling interests in other partnerships	—	—	—	(59)	—	—
Impairment loss, net of noncontrolling interests in other partnerships	—	—	—	20,382	—	0.16
Impairment loss, discontinued operations	—	—	—	4,354	—	0.04
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(65,453)	—	(0.52)	(18,590)	—	(0.15)
Gain from remeasurement of unconsolidated entities	(20,737)	—	(0.17)	—	—	—
Gain on sale of investment in unconsolidated entities, net	(30,176)	—	(0.24)	—	—	—
Noncontrolling interests in FelCor LP	137	614	(0.01)	(497)	619	(0.01)
Dividends declared on unvested restricted stock	8	—	—	—	—	—
Conversion of unvested restricted stock and units	20	5	—	—	547	—
FFO	59,768	125,511	0.48	40,956	124,984	0.33
Acquisition costs	—	—	—	23	—	—
Hurricane and earthquake loss	348	—	—	—	—	—
Debt extinguishment, including discontinued operations, net of noncontrolling interests	4,850	—	0.03	—	—	—
Debt extinguishment, unconsolidated entities	168	—	—	—	—	—
Conversion expenses	—	—	—	1,134	—	0.01
Variable stock compensation	2,723	—	0.02	963	—	0.01
Severance costs	928	—	0.01	3,268	—	0.02
Contract dispute contingency	5,850	—	0.05	—	—	—
Pre-opening costs, net of noncontrolling interests	7,530	—	0.06	2,314	—	0.02
Adjusted FFO	$82,165	125,511	$0.65	$48,658	124,984	$0.39

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Year Ended December 31,
	2012			2011			2010
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(129,414)	—	—	$(130,895)	—	—	$(225,837)	—	—
Noncontrolling interests	1,407	—	—	1,041	—	—	2,796	—	—
Preferred dividends	(38,713)	—	—	(38,713)	—	—	(38,713)	—	—
Basic and diluted earnings per share data	(166,720)	123,634	(1.35)	(168,567)	117,068	$(1.44)	(261,754)	80,611	$(3.25)
Depreciation and amortization	116,384	—	0.94	110,498	—	0.94	108,226	—	1.34
Depreciation, discontinued operations and unconsolidated entities	24,216	—	0.20	40,870	—	0.35	54,000	—	0.67
Other gains, net	—	—	—	(295)	—	—	—	—	—
Other gains, discontinued operations	—	—	—	15	—	—	—	—	—
Impairment loss	—	—	—	4,315	—	0.04	41,214	—	0.51
Impairment loss, discontinued operations and unconsolidated entities	1,335	—	0.01	8,935	—	0.08	131,762	—	1.63
Gain on sale of hotels	(54,459)	—	(0.44)	(4,714)	—	(0.04)	—	—	—
Gain on sale of unconsolidated entities	—	—	—	—	—		(21,103)	—	(0.26)
Noncontrolling interests in FelCor LP	(842)	628	—	(689)	499	(0.01)	(881)	294	(0.01)
Conversion of unvested restricted stock	—	—	—	—	—	—	—	505	—
FFO	(80,086)	124,262	(0.64)	(9,632)	117,567	(0.08)	51,464	81,410	0.63
Acquisition costs	132	—	—	1,479	—	0.01	449	—	0.01
Hurricane and earthquake loss	792	—	0.01	—	—	—	—	—	—
Hurricane and earthquake loss, discontinued operations and unconsolidated entities	482	—	—	—	—	—	—	—	—
Debt extinguishment, including discontinued operations	75,117	—	0.60	24,381	—	0.21	(59,465)	—	(0.73)
Conversion expenses	31,197	—	0.25	—	—	—	—	—	—
Severance costs	553	—	—	—	—	—	—	—	—
Abandoned projects	219	—	—	—	—	—	—	—	—
Pre-opening costs, net of noncontrolling interests	398	—	—	—	—	—	—	—	—
Conversion of unvested restricted stock	—	11	0.01	—	175	—	—	(505)	—
Adjusted FFO	$28,804	124,273	$0.23	$16,228	117,742	$0.14	$(7,552)	80,905	$(0.09)

The following table details our computation of EBITDA and Adjusted EBITDA:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA
(in thousands)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss)	$94,152	$(65,783)	$(129,414)	$(130,895)	$(225,837)
Depreciation and amortization	115,819	119,624	116,384	110,498	108,226
Depreciation, discontinued operations and unconsolidated entities	6,891	15,996	24,216	40,870	54,000
Interest expense	90,743	103,865	121,690	126,278	127,145
Interest expense, discontinued operations and unconsolidated entities	1,896	3,496	8,586	14,272	22,364
Noncontrolling interests in other partnerships	(697)	3,782	565	352	1,915
EBITDA	308,804	180,980	142,027	161,375	87,813
Impairment loss, net of noncontrolling interests in other partnerships	—	20,382	—	4,315	41,214
Impairment loss, discontinued operations and unconsolidated entities	—	4,354	1,335	8,935	131,762
Hurricane and earthquake loss	348	—	792	—	—
Hurricane and earthquake loss, discontinued operations and unconsolidated entities	—	—	482	—	—
Debt extinguishment, including discontinued operations, net of noncontrolling interests	4,850	—	75,117	24,381	(59,465)
Debt extinguishment, unconsolidated entities	168	—	—	—	—
Acquisition costs	—	23	132	1,479	449
Contract dispute contingency	5,850	—	—	—	—
Amortization of fixed stock and directors’ compensation	6,122	5,570	5,003	7,170	7,445
Severance costs	928	3,268	553	—	—
Abandoned projects	—	—	219	—	—
Conversion expenses	—	1,134	31,197	—	—
Variable stock compensation	2,723	963	—	—	—
Pre-opening costs, net of noncontrolling interests	7,530	2,314	398	—	—
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(65,453)	(18,590)	(54,459)	(4,714)	—
Gain on sale of investment in unconsolidated entities, net	(30,176)	—	—	—	—
Gain from remeasurement of unconsolidated entities	(20,737)	—	—	—	—
Other gains, net of noncontrolling interests in other partnerships	(100)	(37)	—	(295)	—
Other losses (gains), discontinued operations, net of noncontrolling interests in other partnerships	—	(59)	—	15	—
Gain on sale of unconsolidated entities	—	—	—	—	(21,103)
Adjusted EBITDA	$220,857	$200,302	$202,796	$202,661	$188,115

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Same-store operating revenue:
Room	$634,892	$574,647	$554,796
Food and beverage	140,156	127,234	119,123
Other operating departments	43,849	41,606	42,914
Same-store operating revenue(a)	818,897	743,487	716,833
Same-store operating expense:
Room	166,534	152,724	148,704
Food and beverage	108,206	102,398	96,749
Other operating departments	20,401	19,320	18,918
Other property related costs	207,481	193,569	188,637
Management and franchise fees	32,043	29,396	33,651
Taxes, insurance and lease expense	53,781	52,032	49,862
Same-store operating expense(a)	588,446	549,439	536,521
Hotel EBITDA	$230,451	$194,048	$180,312
Hotel EBITDA Margin	28.1%	26.1%	25.2%

	Year Ended December 31,
	2014	2013	2012
Hotel EBITDA - Comparable core (31)	$169,488	$142,983	$126,729
Hotel EBITDA - Non-strategic (6)(a)	17,837	16,015	15,634
Hotel EBITDA - Comparable (37)	187,325	158,998	142,363
Hotel EBITDA - Wyndham (8)	43,126	35,050	37,949
Hotel EBITDA - Same-store (45)	$230,451	$194,048	$180,312

Hotel EBITDA Margin - Comparable core (31)	26.7%	24.5%	23.3%
Hotel EBITDA Margin - Non-strategic (6)(a)	30.7%	29.1%	29.4%
Hotel EBITDA Margin - Comparable (37)	27.0%	24.9%	23.9%
Hotel EBITDA Margin - Wyndham (8)	34.4%	33.7%	31.5%
Hotel EBITDA Margin Same-store (45)	28.1%	26.1%	25.2%

(a)	Excludes two hotels designated as held for sale as of December 31, 2014.

Reconciliation of Same-store Operating Revenue and Same-store Operating Expenses to Total Revenue,
Total Operating Expenses and Operating Income
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Same-store operating revenue(a)	$818,897	$743,487	$716,833
Other revenue	3,606	3,430	3,185
Revenue from hotels, disposed and held for sale (a)	99,084	146,519	142,108
Total revenue	921,587	893,436	862,126
Same-store operating expenses(a)	588,446	549,439	536,521
Consolidated hotel lease expense(b)	31,635	44,087	41,342
Unconsolidated taxes, insurance and lease expense	(5,503)	(7,456)	(7,256)
Corporate expenses	29,585	26,996	26,128
Depreciation and amortization	115,819	119,624	116,384
Impairment loss	—	24,441	—
Expenses from hotels, disposed and held for sale (a)	76,461	111,055	109,372
Conversion expenses	—	1,134	31,197
Other expenses	17,952	8,749	4,626
Total operating expenses	854,395	878,069	858,314
Operating income	$67,192	$15,367	$3,812

(a)
During the year ended December 31, 2014, we disposed of 12 hotels that were not held for sale at December 31, 2013. We sold two held for sale hotels for $63.6 million subsequent to December 31, 2014. These hotels are shown as held for sale on our December 31, 2014 balance sheet, as the purchasers each paid a non-refundable deposit toward the purchase price. Under recently issued GAAP accounting guidance adopted in 2014, we included the operating performance for these hotels in continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012. However, for purposes of our Non-GAAP reporting metrics, we have excluded the results of these hotels to provide a meaningful same-store comparison.

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

Liquidity and Capital Resources

Operating Activities

At December 31, 2014, we had $47.1 million of cash, including approximately $32.3 million held by our third-party management companies. During 2014, our operations (primarily hotel operations) provided $104.8 million in cash, $36.4 million more than 2013. The increase is primarily attributable to improved operations compared to last year; in addition, Wyndham paid $8 million in 2014 under its annual net operating income guaranty.
Our consolidated statements of cash flows combine cash flow from continuing and discontinued operations. Hotels in discontinued operations did not generate significant operating cash flow for 2014, and generated $7.8 million and $20.6 million of operating cash flow for the years ended December 31, 2013 and 2012, respectively. The hotels reported in discontinued operations would not have provided acceptable future operating cash flow on our investment, and the absence of their operating cash flow has not had a material impact on our business.

RevPAR for the lodging industry remains strong. At our comparable hotels, for the year ended 2014, RevPAR increased 8.9%, driven by a 6.3% increase in ADR and a 2.5% increase in occupancy. We expect our RevPAR will increase 8.0 to 9.0% during 2015, primarily from higher ADR, and our operations will generate $144 million to $154 million of cash flow in 2015.

We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses that can fluctuate disproportionately to revenues. Some operating expenses are difficult to predict and control, which lends volatility to our operating results. Our hotels have extensive cost containment initiatives, including managing headcount and improving productivity and energy efficiency. If RevPAR decreases, or fails to grow in line with or better than occupancy, and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could be materially adversely affected.

Investing Activities
During 2014, we had $67.5 million of cash provided by investing activities compared to $53.9 million of cash used in investing activities during 2013. In 2014, we sold hotels for $163.6 million in net proceeds, which is $64.8 million more than those proceeds received from 2013 hotel sales. Our restricted cash decreased $56.7 million from 2013 and was used primarily to fund our hotel development project. In 2014, we spent $26.0 million more on our hotel development project and $17.7 million less on improvements and additions to hotels compared to 2013.
For renovations and redevelopment in 2015, we expect to spend approximately $45 million, funded from operating cash flow, cash on hand and borrowings under our line of credit. We spent $138.0 million (excluding the initial acquisition costs and capitalized interest) through December 31, 2014 to redevelop the 4+ star Knickerbocker Hotel, located in the heart of Times Square. We expect to invest approximately $20 million in the Knickerbocker Hotel in 2015, funded primarily by draws on a related construction loan.
Since December 2010, we have sold 34 non-strategic hotels, for total gross proceeds of $764.5 million, and disposed of our 50% interests in five non-strategic hotels by unwinding certain joint ventures. We now have six non-strategic hotels. We currently have two hotels under contract, for total gross proceeds of $48.7 million, and are negotiating contracts to sell two additional hotels for total gross proceeds of approximately $42.5 million. We began marketing the remaining hotels in early 2015.
Financing Activities
During 2014, cash used in financing activities increased by $156.1 million compared to 2013. We had $486.2 million more debt related payments in 2014 (including the remaining $234 million of our maturing 10% senior notes) than in 2013. These 2014 payments were partially offset by a $309.1 million increase in proceeds from borrowings, as well as $41.4 million in net proceeds from preferred equity issued by our consolidated

Knickerbocker Hotel joint venture through the EB-5 immigrant investment program. In 2015, we expect to pay approximately $2 million of normally occurring principal payments, $39 million of preferred dividends and $20 million in common dividends (assuming no change to the current quarterly dividend rate per share), all of which will be funded from operating cash flow and cash on hand. We will use proceeds from hotel sales to make additional non-recurring principal payments.
During July 2014, we obtained a $140 million term loan secured by three hotels. That loan, which is freely prepayable, bears interest at LIBOR (no floor) plus 2.5% and matures in 2017 (but may be extended for up to two years, subject to satisfaction of certain conditions). In August 2014, we used funds drawn under that loan, together with cash on hand and borrowings under our line of credit, to repay the remaining $234 million of our maturing 10% senior secured notes. We will use proceeds from pending and future asset sales to repay the term loan and our line of credit. We have no significant debt maturing until 2019 (assuming all possible extension options are exercised) other than our line of credit.
In July 2014, we unwound unconsolidated joint ventures that owned 10 hotels. As a consequence, we now own five of those hotels outright and have no interest in the other five. The $128 million non-recourse loan secured by eight of the 10 hotels was bifurcated, and we are now only liable for $64 million, which is secured by four of the five former joint venture hotels we now own outright.
FelCor’s Board of Directors declared, and we paid, common stock dividends of $0.02 per share for the first, second, and third quarters and $0.04 per share for the fourth quarter. FelCor's Board of Directors determines the amount of common and preferred dividends for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements. FelCor LP, which is our operating partnership, distributes funds to FelCor to pay common and preferred dividends.
Except for our senior notes, line of credit and term loan, our mortgage debt is generally recourse solely to the specific hotels securing the debt, except in case of fraud, misapplication of funds and certain other customary limited recourse carve-out provisions that could extend recourse to us. Much of our secured debt allows us to substitute collateral under certain conditions and is prepayable, subject (in some instances) to various prepayment, yield maintenance or defeasance obligations.
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

Interest Rate Caps. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at December 31, 2014. This interest rate cap was not designated as a hedge and had an insignificant fair value at December 31, 2014, resulting in no significant impact on earnings. We did not have any interest rate caps outstanding as of December 31, 2013.

Consolidated debt consisted of the following (in thousands):

	Encumbered	Interest	Maturity	December 31,
	Hotels	Rate (%)	Date	2014	2013
Line of credit	8	LIBOR + 3.375	June 2016(a)	$111,500	$88,000
Term loan	3	LIBOR + 2.50	July 2017(b)	140,000	—
Mortgage debt	4	LIBOR + 3.00	March 2017	64,000	—
Mortgage debt(c)	4	4.95	October 2022	124,278	126,220
Mortgage debt	1	4.94	October 2022	31,228	31,714
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Knickerbocker loan(d)
Construction tranche	—	LIBOR + 4.00	May 2016	58,562	—
Cash collateralized tranche	—	LIBOR + 1.25	May 2016	6,299	64,861
Retired debt	—	—	—	—	302,431
Total	35			$1,585,867	$1,663,226

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt can be extended up to two years, subject to satisfying certain conditions.

(c)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(d)
In November 2012, we obtained an $85.0 million construction loan to finance the redevelopment of the Knickerbocker Hotel. This loan can be extended for one year subject to satisfying certain conditions. In 2014, we drew $58.6 million of the cash collateral to fund construction costs, leaving $6.3 million of cash collateral to be drawn before drawing on the remaining $20.1 million available under the construction loan.

Contractual Obligations

We have obligations and commitments to make certain future payments under debt agreements and various contracts. The following schedule details these obligations at December 31, 2014 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt(a)	$2,068,132	$88,073	$546,012	$654,720	$779,327
Operating leases	320,970	10,953	16,762	12,065	281,190
Purchase obligations	21,903	21,903	—	—	—
Total contractual obligations	$2,411,005	$120,929	$562,774	$666,785	$1,060,517

(a)	This includes both principal and interest. Interest expense for variable rate debt was calculated using interest rates at December 31, 2014.

Off-Balance Sheet Arrangements

At December 31, 2014, we had unconsolidated 50% interests in entities that owned three hotels (which we refer to as hotel joint ventures). We own more than 50% of the operating lessees operating two of these hotels and one hotel is operated without a lease. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. None of our directors, officers or employees owns any interest in any of these joint ventures or entities. The hotel joint ventures had $34.2 million of non-recourse mortgage debt relating to two of these hotels, of which our pro rata portion was $17.1 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guarantees of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

We have recorded equity in income from unconsolidated entities of $5.0 million, $4.6 million, and $2.8 million for 2014, 2013 and 2012, respectively. We received $17.0 million of distributions (of which $4.1 million came from operations), $14.2 million (of which $4.4 million came from operations), and $17.7 million (of which $4.2 million came from operations) in 2014, 2013 and 2012, respectively.  The principal source of income for our hotel joint ventures is percentage lease revenue from the operating lessees.

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

•
We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs related to hotels undergoing major renovations and redevelopments. In 2014, 2013 and 2012, we capitalized $25.9 million, $23.6 million and $22.2 million, respectively, of such costs. We make estimates with regard to when components of the renovated asset or redevelopment project are taken out of service or placed in service when determining the appropriate amount and time to capitalize these costs. If these estimates are inaccurate, we could capitalize too much or too little with regard to a particular project.

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

•
We make estimates with respect to contingent liabilities for losses covered by insurance. We record liabilities for self-insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated. We are self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 37 of our hotels. We review the adequacy of our reserves for our self-insured claims on a regular basis. Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred at the end of each accounting period. These reserves represent estimates at a given date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims. Estimates are also required since there may be delays in reporting. Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If our insurance reserves of $3.8 million, at December 31, 2014, for general liability losses are insufficient, we will record an additional expense in future periods. Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded. We recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2014.

•
Our taxable REIT subsidiaries, or TRSs, have combined cumulative future tax deductions totaling $311.1 million. The deferred income tax asset associated with these potential future tax deductions was $119.6 million at December 31, 2014. We recorded a 100% valuation allowance related to our TRSs net deferred tax asset because we believe it is more likely than not that the deferred tax asset will not be fully realized. The realization of the deferred tax assets associated with our net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering our historic results and cyclical nature of the lodging industry. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2014, approximately 76% of our consolidated debt had fixed interest rates.  In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents scheduled maturities (before extension options) and weighted average interest rates, by maturity dates. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates.

December 31, 2014
	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$2,466	$2,652	$2,810	$2,954	$528,106	$666,518	$1,205,506	$1,239,642
Average interest rate	4.95%	4.95%	4.95%	4.95%	6.74%	5.48%	6.03%
Floating rate:
Debt	—	176,361	204,000	—	—	—	380,361	382,663
Average interest rate(a)	—	4.74%	4.66%	—	—	—	4.69%
Total debt	$2,466	$179,013	$206,810	$2,954	$528,106	$666,518	$1,585,867
Average interest rate	4.95%	4.74%	4.66%	4.95%	6.74%	5.48%	5.71%
Net discount							—
							$1,585,867

(a)	The average floating rate represents the implied forward rates in the yield curve at December 31, 2014.

December 31, 2013
	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$300,045	$3,107	$11,461	$2,810	$2,954	$1,194,702	$1,515,079	$1,565,211
Average interest rate	9.25%	5.11%	5.61%	4.95%	4.95%	6.04%	6.66%
Floating rate:
Debt	—	—	152,861	—	—	—	152,861	153,032
Average interest rate(a)	—	—	5.28%	—	—	—	5.28%
Total debt	$300,045	$3,107	$164,322	$2,810	$2,954	$1,194,702	$1,667,940
Average interest rate	9.25%	5.11%	5.31%	4.95%	4.95%	6.04%	6.54%
Net discount							(4,714)
							$1,663,226
(a)    The average floating rate represents the implied forward rates in the yield curve at December 31, 2013
We had no interest rate swap agreements at December 31, 2014 or 2013. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at December 31, 2014. This interest rate cap was not designated as a hedge and had an insignificant fair value at December 31, 2014, resulting in no significant impact on earnings. We did not have any interest rate caps outstanding as of December 31, 2013.

Item 8.     Financial Statements and Supplementary Data

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of equity, and of cash flows present fairly, in all material respects, the financial position of FelCor Lodging Trust Incorporated and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for discontinued operations in 2014.

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
February 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of partners’ capital, and of cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for discontinued operations in 2014.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 27, 2015

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(in thousands)

	2014	2013
Assets
Investment in hotels, net of accumulated depreciation of $850,687 and $929,801 at December 31, 2014 and 2013, respectively	$1,599,791	$1,653,267
Hotel development	297,466	216,747
Investment in unconsolidated entities	15,095	46,943
Hotels held for sale	47,145	16,319
Cash and cash equivalents	47,147	45,645
Restricted cash	20,496	77,227
Accounts receivable, net of allowance for doubtful accounts of $241 and $262 at December 31, 2014 and 2013, respectively	27,805	35,747
Deferred expenses, net of accumulated amortization of $17,111 and $20,362 at December 31, 2014 and 2013, respectively	25,827	29,325
Other assets	23,886	23,060
Total assets	$2,104,658	$2,144,280
Liabilities and Equity
Debt, net of discount of $4,714 at December 31, 2013	$1,585,867	$1,663,226
Distributions payable	13,827	11,047
Accrued expenses and other liabilities	135,481	150,738
Total liabilities	1,735,175	1,825,011
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 611 and 618 units issued and outstanding at December 31, 2014 and 2013, respectively	6,616	5,039
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,879 and 12,880 shares, liquidation value of $321,987 and $322,011, issued and outstanding at December 31, 2014 and 2013, respectively	309,337	309,362
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at December 31, 2014 and 2013	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 124,605 and 124,051 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,246	1,240
Additional paid-in capital	2,353,666	2,354,328
Accumulated other comprehensive income	—	24,937
Accumulated deficit	(2,530,671)	(2,568,350)
Total FelCor stockholders’ equity	302,990	290,929
Noncontrolling interests in other partnerships	18,435	23,301
Preferred equity in consolidated joint venture, liquidation value of $42,094	41,442	—
Total equity	362,867	314,230
Total liabilities and equity	$2,104,658	$2,144,280
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands, except per share data)

	2014	2013	2012
Revenues:
Hotel operating revenue	$917,981	$890,006	$858,941
Other revenue	3,606	3,430	3,185
Total revenues	921,587	893,436	862,126
Expenses:
Hotel departmental expenses	331,876	327,081	316,099
Other property-related costs	238,170	238,115	231,929
Management and franchise fees	36,067	35,735	39,785
Taxes, insurance and lease expense	84,926	96,194	92,166
Corporate expenses	29,585	26,996	26,128
Depreciation and amortization	115,819	119,624	116,384
Impairment loss	—	24,441	—
Conversion expenses	—	1,134	31,197
Other expenses	17,952	8,749	4,626
Total operating expenses	854,395	878,069	858,314
Operating income	67,192	15,367	3,812
Interest expense, net	(90,695)	(103,787)	(121,552)
Debt extinguishment	(4,770)	—	(72,350)
Gain on sale of investment in unconsolidated entities, net	30,176	—	—
Gain from remeasurement of unconsolidated entities, net	20,737	—	—
Other gains, net	100	41	—
Income (loss) before equity in income from unconsolidated entities	22,740	(88,379)	(190,090)
Equity in income from unconsolidated entities	5,010	4,586	2,779
Income (loss) from continuing operations	27,750	(83,793)	(187,311)
Income (loss) from discontinued operations	(360)	18,010	57,897
Income (loss) before gain on sale of hotels	27,390	(65,783)	(129,414)
Gain on sale of hotels, net	66,762	—	—
Net income (loss)	94,152	(65,783)	(129,414)
Net loss (income) attributable to noncontrolling interests in other partnerships	(697)	3,782	565
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(137)	497	842
Preferred distributions - consolidated joint venture	(1,219)	—	—
Net income (loss) attributable to FelCor	92,099	(61,504)	(128,007)
Preferred dividends	(38,712)	(38,713)	(38,713)
Net income (loss) attributable to FelCor common stockholders	$53,387	$(100,217)	$(166,720)
Basic and diluted per common share data:
Income (loss) from continuing operations	$0.43	$(0.95)	$(1.81)
Net income (loss)	$0.43	$(0.81)	$(1.35)
Basic weighted average common shares outstanding	124,158	123,818	123,634
Diluted weighted average common shares outstanding	124,892	123,818	123,634
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Net income (loss)	$94,152	$(65,783)	$(129,414)
Foreign currency translation adjustment	(490)	(1,108)	303
Reclassification of foreign currency translation to gain	(24,448)	—	—
Comprehensive income (loss)	69,214	(66,891)	(129,111)
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	(697)	3,782	565
Comprehensive loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(136)	503	840
Preferred distributions - consolidated joint venture	(1,219)	—	—
Comprehensive income (loss) attributable to FelCor	$67,162	$(62,606)	$(127,706)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Other Partnerships	Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit			Total Equity
Balance at December 31, 2011	12,948	$478,774	124,281	$1,243	$2,353,251	$25,738	$(2,297,468)	$25,357		$586,895
Issuance of stock awards	—	—	10	—	—	—	—	—		—
Stock awards - amortization	—	—	—	—	827	—	—	—		827
Forfeiture of stock awards	—	—	(185)	(2)	234	—	(776)	—		(544)
Conversion of operating partnership units into common shares	—	—	11	—	45	—	—	—		45
Allocation to redeemable noncontrolling interests	—	—	—	—	(776)	—	—	—		(776)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,616		3,616
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(1,056)		(1,056)
Other	—	—	—	—	—	—	(4)	—		(4)
Preferred dividends:
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,117)	—		(25,117)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—		(13,596)
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	301	—	—	$301
Net loss	—	—	—	—	—	—	(128,007)	(565)	(128,572)
Comprehensive loss									$(128,271)	(128,271)
Balance at December 31, 2012	12,948	$478,774	124,117	$1,241	$2,353,581	$26,039	$(2,464,968)	$27,352		$422,019

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY – (continued)
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Other Partnerships
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital		Accumulated Deficit		Comprehensive Loss	Total Equity
Balance at December 31, 2012	12,948	$478,774	124,117	$1,241	$2,353,581	$26,039	$(2,464,968)	$27,352		$422,019
Issuance of stock awards	—	—	15	—	—	—	—	—		—
Stock awards - amortization and severance	—	—	—	—	3,387	—	—	—		3,387
Forfeiture of stock awards	—	—	(85)	(1)	—	—	(663)	—		(664)
Conversion of operating partnership units into common shares	—	—	4	—	23	—	—	—		23
Allocation to redeemable noncontrolling interests	—	—	—	—	(2,663)	—	—	—		(2,663)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,990		3,990
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(4,259)		(4,259)
Dividends declared:
$0.02 per common share							(2,502)	—		(2,502)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,117)	—		(25,117)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—		(13,596)
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(1,102)	—	—	$(1,102)
Net loss	—	—	—	—	—	—	(61,504)	(3,782)	(65,286)
Comprehensive loss									$(66,388)	(66,388)
Balance at December 31, 2013	12,948	$478,774	124,051	$1,240	$2,354,328	$24,937	$(2,568,350)	$23,301		$314,230

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY – (continued)
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit				Total Equity
Balance at December 31, 2013	12,948	$478,774	124,051	$1,240	$2,354,328	$24,937	$(2,568,350)	$23,301	$—		$314,230
Conversion of preferred stock into common stock	(1)	(25)	—	—	25	—	—	—	—		—
Issuance of stock awards	—	—	864	9	(9)	—	—	—	—		—
Stock awards - amortization	—	—	—	—	4,319	—	—	—	—		4,319
Forfeiture of stock awards	—	—	(316)	(3)	—	—	(3,114)	—	—		(3,117)
Conversion of operating partnership units into common shares	—	—	6	—	56	—	—	—	—		56
Allocation to redeemable noncontrolling interests	—	—	—	—	(1,545)	—	—	—	—		(1,545)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6,375	—		6,375
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(9,596)	—		(9,596)
Acquisition of noncontrolling interest	—	—	—	—	(3,508)	—	—	(2,342)	—		(5,850)
Dividends declared:									—
$0.10 per common share	—	—	—	—	—	—	(12,594)	—	—		(12,594)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,116)	—	—		(25,116)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—	—		(13,596)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(1,219)		(1,219)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	41,442		41,442
Comprehensive income (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(489)	—	—	$—	$(489)
Reclassification of foreign currency translation to gain	—	—	—	—	—	(24,448)	—	—	$—	$(24,448)
Net income	—	—	—	—	—	—	92,099	697	1,219	94,015
Comprehensive income										$69,078	69,078
Balance at December 31, 2014	12,947	$478,749	124,605	$1,246	$2,353,666	$—	$(2,530,671)	$18,435	$41,442		$362,867
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$94,152	$(65,783)	$(129,414)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,819	124,547	129,486
Gain on sale of hotels, net	(66,660)	(19,441)	(54,459)
Gain on sale of investment in unconsolidated entities, net	(30,176)	—	—
Gain from remeasurement of unconsolidated entities, net	(20,737)	—	—
Other gains, net	(100)	(107)	—
Amortization of deferred financing fees and debt discount	9,558	11,082	18,053
Amortization of fixed stock and directors’ compensation	6,122	5,869	5,002
Equity based severance	—	1,051	—
Equity in income from unconsolidated entities	(5,010)	(4,586)	(2,779)
Distributions of income from unconsolidated entities	4,128	4,440	4,160
Debt extinguishment	5,015	—	75,117
Impairment loss	—	28,795	1,335
Changes in assets and liabilities:
Accounts receivable	4,875	(10,858)	1,253
Other assets	(6,975)	(6,061)	(5,029)
Accrued expenses and other liabilities	(5,193)	(487)	4,584
Net cash flow provided by operating activities	104,818	68,461	47,309
Cash flows from investing activities:
Improvements and additions to hotels	(83,664)	(101,357)	(121,475)
Hotel development	(86,565)	(60,553)	(24,849)
Net proceeds from asset dispositions	163,618	98,820	197,613
Proceeds from unconsolidated joint venture transaction	4,032	—	—
Change in restricted cash	56,731	700	6,313
Insurance proceeds	521	238	—
Distributions from unconsolidated entities	12,828	9,784	13,539
Contributions to unconsolidated entities	(7)	(1,500)	—
Net cash flow provided by (used in) investing activities	67,494	(53,868)	71,141
Cash flows from financing activities:
Proceeds from borrowings	473,062	164,000	998,611
Repayment of borrowings	(623,106)	(136,902)	(1,043,365)
Payment of deferred financing costs	(3,215)	(2,744)	(17,870)
Acquisition of noncontrolling interest	(5,850)	—	—
Distributions paid to noncontrolling interests	(9,596)	(4,259)	(1,056)
Contributions from noncontrolling interests	6,375	3,990	3,616
Distributions paid to FelCor LP limited partners	(42)	—	—
Distributions paid to preferred stockholders	(38,712)	(38,713)	(106,461)
Preferred distributions - consolidated joint venture	(1,102)	—	—
Distributions paid to common stockholders	(9,981)	—	—
Net proceeds from issuance of preferred equity - consolidated joint venture	41,442	—	—
Net cash flow used in financing activities	(170,725)	(14,628)	(166,525)
Effect of exchange rate changes on cash	(85)	(65)	62
Net change in cash and cash equivalents	1,502	(100)	(48,013)
Cash and cash equivalents at beginning of periods	45,645	45,745	93,758
Cash and cash equivalents at end of periods	$47,147	$45,645	$45,745

Supplemental cash flow information — interest paid, net of capitalized interest	$86,734	$84,839	$116,789
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(in thousands)

	2014	2013
Assets
Investment in hotels, net of accumulated depreciation of $850,687 and $929,801 at December 31, 2014 and 2013, respectively	$1,599,791	$1,653,267
Hotel development	297,466	216,747
Investment in unconsolidated entities	15,095	46,943
Hotels held for sale	47,145	16,319
Cash and cash equivalents	47,147	45,645
Restricted cash	20,496	77,227
Accounts receivable, net of allowance for doubtful accounts of $241 and $262 at December 31, 2014 and 2013, respectively	27,805	35,747
Deferred expenses, net of accumulated amortization of $17,111 and $20,362 at December 31, 2014 and 2013, respectively	25,827	29,325
Other assets	23,886	23,060
Total assets	$2,104,658	$2,144,280
Liabilities and Partners’ Capital
Debt, net of discount of $4,714 at December 31, 2013	$1,585,867	$1,663,226
Distributions payable	13,827	11,047
Accrued expenses and other liabilities	135,481	150,738
Total liabilities	1,735,175	1,825,011
Commitments and contingencies
Redeemable units, 611 and 618 units issued and outstanding at December 31, 2014 and 2013, respectively	6,616	5,039
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879 and 12,880 units issued and outstanding at December 31, 2014 and 2013, respectively	309,337	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2014 and 2013	169,412	169,412
Common units, 124,605 and 124,051 units issued and outstanding at December 31, 2014 and 2013, respectively	(175,759)	(212,888)
Accumulated other comprehensive income	—	25,043
Total FelCor LP partners’ capital	302,990	290,929
Noncontrolling interests	18,435	23,301
Preferred capital in consolidated joint venture	41,442	—
Total partners’ capital	362,867	314,230
Total liabilities and partners’ capital	$2,104,658	$2,144,280
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands, except for per unit data)

	2014	2013	2012
Revenues:
Hotel operating revenue	$917,981	$890,006	$858,941
Other revenue	3,606	3,430	3,185
Total revenues	921,587	893,436	862,126
Expenses:
Hotel departmental expenses	331,876	327,081	316,099
Other property-related costs	238,170	238,115	231,929
Management and franchise fees	36,067	35,735	39,785
Taxes, insurance and lease expense	84,926	96,194	92,166
Corporate expenses	29,585	26,996	26,128
Depreciation and amortization	115,819	119,624	116,384
Impairment loss	—	24,441	—
Conversion expenses	—	1,134	31,197
Other expenses	17,952	8,749	4,626
Total operating expenses	854,395	878,069	858,314
Operating income	67,192	15,367	3,812
Interest expense, net	(90,695)	(103,787)	(121,552)
Debt extinguishment	(4,770)	—	(72,350)
Gain on sale of investment in unconsolidated entities, net	30,176	—	—
Gain from remeasurement of unconsolidated entities, net	20,737	—	—
Other gains, net	100	41	—
Income (loss) before equity in income from unconsolidated entities	22,740	(88,379)	(190,090)
Equity in income from unconsolidated entities	5,010	4,586	2,779
Income (loss) from continuing operations	27,750	(83,793)	(187,311)
Income (loss) from discontinued operations	(360)	18,010	57,897
Income (loss) before gain on sale of hotels	27,390	(65,783)	(129,414)
Gain on sale of hotels, net	66,762	—	—
Net income (loss)	94,152	(65,783)	(129,414)
Net loss (income) attributable to noncontrolling interests	(697)	3,782	565
Preferred distributions - consolidated joint venture	(1,219)	—	—
Net income (loss) attributable to FelCor LP	92,236	(62,001)	(128,849)
Preferred distributions	(38,712)	(38,713)	(38,713)
Net income (loss) attributable to FelCor LP common unitholders	$53,524	$(100,714)	$(167,562)
Basic and diluted per common unit data:
Income (loss) from continuing operations	$0.43	$(0.95)	$(1.81)
Net income (loss)	$0.43	$(0.81)	$(1.35)
Basic weighted average common units outstanding	124,772	124,437	124,262
Diluted weighted average common units outstanding	125,511	124,437	124,262
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Net income (loss)	$94,152	$(65,783)	$(129,414)
Foreign currency translation adjustment	(490)	(1,108)	303
Reclassification of foreign currency translation to gain	(24,553)	—	—
Comprehensive income (loss)	69,109	(66,891)	(129,111)
Comprehensive loss (income) attributable to noncontrolling interests	(697)	3,782	565
Preferred distributions - consolidated joint venture	(1,219)	—	—
Comprehensive income (loss) attributable to FelCor LP	$67,193	$(63,109)	$(128,546)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2011	$478,774	$56,916	$25,848	$25,357	$—		$586,895
FelCor restricted stock compensation	—	283	—	—	—		283
Contributions	—	—	—	3,616	—		3,616
Distributions	—	(38,713)	—	(1,056)	—		(39,769)
Allocation to redeemable units	—	109	—	—	—		109
Other	—	(4)	—	—	—		(4)
Comprehensive loss:
Foreign exchange translation			303		$—	$303
Net loss		(128,849)		(565)	—	(129,414)
Comprehensive loss						$(129,111)	(129,111)
Balance at December 31, 2012	$478,774	$(110,258)	$26,151	$27,352	—		$422,019
FelCor restricted stock compensation	—	2,723	—	—	—		2,723
Contributions	—	—	—	3,990	—		3,990
Distributions	—	(41,215)	—	(4,259)	—		(45,474)
Allocation to redeemable units	—	(2,137)	—	—	—		(2,137)
Comprehensive loss:
Foreign exchange translation			(1,108)		$—	$(1,108)
Net loss		(62,001)		(3,782)	—	(65,783)
Comprehensive loss						$(66,891)	(66,891)
Balance at December 31, 2013	$478,774	$(212,888)	$25,043	$23,301	$—		$314,230
Conversion of preferred units into common units	(25)	25	—	—	—		—
FelCor restricted stock compensation	—	1,202	—	—	—		1,202
Contributions	—	—	—	6,375	—		6,375
Distributions	—	(51,306)	—	(9,596)	(1,219)		(62,121)
Allocation to redeemable units	—	(1,520)	—	—	—		(1,520)
Acquisition of noncontrolling interest	—	(3,508)	—	(2,342)			(5,850)
Issuance of preferred capital - consolidated joint venture	—	—	—	—	41,442		41,442
Comprehensive income:							—
Foreign exchange translation			(490)		$—	$(490)
Reclassification of foreign currency translation to gain	—	—	(24,553)	—	—	(24,553)
Net income		92,236		697	1,219	94,152
Comprehensive income						$69,109	69,109
Balance at December 31, 2014	$478,749	$(175,759)	$—	$18,435	$41,442		$362,867
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$94,152	$(65,783)	$(129,414)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,819	124,547	129,486
Gain on sale of hotels, net	(66,660)	(19,441)	(54,459)
Gain on sale of investment in unconsolidated entities, net	(30,176)	—	—
Gain from remeasurement of unconsolidated entities, net	(20,737)	—	—
Other gains, net	(100)	(107)	—
Amortization of deferred financing fees and debt discount	9,558	11,082	18,053
Amortization of fixed stock and directors’ compensation	6,122	5,869	5,002
Equity based severance	—	1,051	—
Equity in income from unconsolidated entities	(5,010)	(4,586)	(2,779)
Distributions of income from unconsolidated entities	4,128	4,440	4,160
Debt extinguishment	5,015	—	75,117
Impairment loss	—	28,795	1,335
Changes in assets and liabilities:
Accounts receivable	4,875	(10,858)	1,253
Other assets	(6,975)	(6,061)	(5,029)
Accrued expenses and other liabilities	(5,193)	(487)	4,584
Net cash flow provided by operating activities	104,818	68,461	47,309
Cash flows from investing activities:
Improvements and additions to hotels	(83,664)	(101,357)	(121,475)
Hotel development	(86,565)	(60,553)	(24,849)
Net proceeds from asset dispositions	163,618	98,820	197,613
Proceeds from unconsolidated joint venture transaction	4,032	—	—
Change in restricted cash	56,731	700	6,313
Insurance proceeds	521	238	—
Distributions from unconsolidated entities	12,828	9,784	13,539
Contributions to unconsolidated entities	(7)	(1,500)	—
Net cash flow provided by (used in) investing activities	67,494	(53,868)	71,141
Cash flows from financing activities:
Proceeds from borrowings	473,062	164,000	998,611
Repayment of borrowings	(623,106)	(136,902)	(1,043,365)
Payment of deferred financing costs	(3,215)	(2,744)	(17,870)
Acquisition of noncontrolling interest	(5,850)	—	—
Distributions paid to noncontrolling interests	(9,596)	(4,259)	(1,056)
Contributions from noncontrolling interests	6,375	3,990	3,616
Distributions paid to FelCor LP limited partners	(42)	—	—
Distributions paid to preferred unitholders	(38,712)	(38,713)	(106,461)
Preferred distributions - consolidated joint venture	(1,102)	—	—
Distributions paid to common unitholders	(9,981)	—	—
Net proceeds from issuance of preferred capital - consolidated joint venture	41,442	—	—
Net cash flow used in financing activities	(170,725)	(14,628)	(166,525)
Effect of exchange rate changes on cash	(85)	(65)	62
Net change in cash and cash equivalents	1,502	(100)	(48,013)
Cash and cash equivalents at beginning of periods	45,645	45,745	93,758
Cash and cash equivalents at end of periods	$47,147	$45,645	$45,745

Supplemental cash flow information – interest paid, net of capitalized interest	$86,734	$84,839	$116,789
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. We are the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 48 hotels as of December 31, 2014, two of which were held for sale. At December 31, 2014, we had an aggregate of 125,216,536 shares and units outstanding, consisting of 124,605,074 shares of FelCor common stock and 611,462 units of FelCor LP units not owned by FelCor.

Of the 46 hotels not held for sale as of December 31, 2014, we owned a 100% interest in 43 hotels and 50% interests in entities owning three hotels. We consolidate our real estate interests in the 43 hotels in which we held majority interests, and we record the real estate interests of the three hotels in which we held 50% interests using the equity method. We lease 45 of our 46 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. We operate one 50% owned hotel without a lease. Because we own controlling interests in these lessees, we consolidate our interests in these 45 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statements of operations. Of our Consolidated Hotels, we own 50% of the real estate interests in each of two hotels (we account for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in the remaining 43 hotels (we consolidate our real estate interest in these hotels).

The following table illustrates the distribution of our 45 Consolidated Hotels at December 31, 2014:

Brand	Hotels	Rooms
Embassy Suites Hotels	23	6,255
Wyndham and Wyndham Grand	8	2,528
Marriott and Renaissance	3	1,321
DoubleTree by Hilton and Hilton	3	802
Holiday Inn	3	1,256
Morgans and Royalton	2	285
Sheraton	2	673
Fairmont	1	383
Total	45	13,503

At December 31, 2014, our Consolidated Hotels were located in 17 states, with concentrations in California (11 hotels), Florida (seven hotels) and Texas (six hotels).  In 2014, approximately 54% of our revenue was generated from hotels in these three states.

At December 31, 2014, of our 45 Consolidated Hotels (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 25 hotels, (ii) subsidiaries of Wyndham Hotel Group, or Wyndham, managed eight hotels, (iii) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (iv) subsidiaries of InterContinental Hotels Group, or IHG, managed three hotels, (v) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed two hotels, (vi) a subsidiary of Fairmont Hotels & Resorts, or Fairmont, managed one hotel, (vii) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (viii) an independent management company managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

In addition to the above hotels, we own a 95% interest in a consolidated joint venture that owns the Knickerbocker Hotel, a former hotel and office building that is being redeveloped as a 4+ star hotel in midtown Manhattan. The Knickerbocker opened in February 2015.
Effective January 1, 2013, we accounted for our hotels managed by Marriott on a 12-month calendar year basis as compared to a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31, as reported in 2012 and prior years. Our 12-month periods ending December 31, 2014 and 2013 are reported on a calendar year basis for our Marriott-managed hotels, which is consistent with the reporting periods for our other managed hotels. However, our 12-month period ended December 31, 2012 includes the results of operations for the Marriott-managed hotels for the 52-week period ending on December 28, 2012. Results for the year ended December 31, 2012 have not been restated to reflect the reporting period transition as we do not believe the change in periods would result in a material difference for comparison of results year over year.

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

Hotels Held for Sale — We consider each individual hotel to be an identifiable component of our business. We do not consider hotels held for sale until it is probable that the sale will be completed within 12 months.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies — (continued)

We consider a sale to be probable within the next 12 months (for purposes of determining whether a hotel is held for sale) in the period the buyer completes its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit. We test hotels held for sale for impairment each reporting period and record them at the lower of their carrying amounts or fair value less costs to sell. Once we designate a hotel as held for sale it is not depreciated. We had two hotels held for sale at December 31, 2014.

Cash and Cash Equivalents — All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

We deposit cash at major banks. Our bank account balances may exceed the Federal Depository Insurance Limits; however, management believes the credit risk related to these deposits is minimal.

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

Foreign Currency Translation — Results of operations for our Canadian hotel were maintained in Canadian dollars and translated using the weighted average exchange rates during the period. Assets and liabilities were translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in accumulated other comprehensive income and were $24.9 million as of December 31, 2013. In 2014, we sold our remaining Canadian hotel and recorded a $24.4 million gain from foreign currency translation (which we had previously recorded in accumulated other comprehensive income).

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies — (continued)

Capitalized Costs — We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. In addition, these costs are being capitalized on our Knickerbocker hotel development. We begin capitalizing these costs when activities necessary to get the asset ready for its intended use are underway and cease capitalizing these costs to projects when construction is substantially complete. Such costs capitalized in 2014, 2013 and 2012, were $25.9 million, $23.6 million and $22.2 million, respectively.

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

Distributions and Dividends — FelCor declared aggregate common dividends of $0.10 and $0.02 per share in 2014 and 2013, respectively. In July 2012, we paid $30.0 million of accrued unpaid preferred dividends in arrears, and the remaining $37.7 million in arrears was paid in October 2012. FelCor’s ability to make distributions depends on FelCor’s receipt of quarterly distributions from FelCor LP, and FelCor LP’s ability to make distributions is dependent upon the results of operations of our hotels.

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

Reacquired Stock — We account for FelCor’s purchase of capital stock under a method that is consistent with Maryland law (Maryland is FelCor’s domicile), which does not contemplate treasury stock. Any capital stock reacquired for any purpose is recorded as a reduction of common stock (at $0.01 par value per share) and an increase in accumulated deficit.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment in Hotels
Investment in hotels consisted of the following (in thousands):

	December 31,
	2014	2013
Building and improvements	$1,764,871	$1,833,165
Furniture, fixtures and equipment	431,851	482,628
Land	232,141	234,447
Construction in progress	21,615	32,828
	2,450,478	2,583,068
Accumulated depreciation - Building and improvements	(661,758)	(698,146)
Accumulated depreciation - Furniture, fixtures and equipment	(188,929)	(231,655)
	$1,599,791	$1,653,267
In 2014, we retired fully depreciated furniture, fixtures and equipment aggregating approximately $68.9 million.
We invested $83.7 million and $101.4 million in additions and improvements to our consolidated hotels during the years ended December 31, 2014 and 2013, respectively.

4.    Consolidated Joint Venture Preferred Equity/Capital

We are redeveloping the Knickerbocker Hotel through a joint venture in which we own a 95% equity interest. The joint venture raised $45 million through the sale of 3.5% preferred equity/capital under the EB-5 immigrant investor program. The purchasers receive a 3.25% current annual return, plus a 0.25% non-compounding annual return paid at redemption. Our joint venture may, at its option, redeem this preferred equity interest. If it is not redeemed within five years, the current annual return increases to 8%. The venture received $42.0 million in gross proceeds ($41.4 million net of issuance costs) during 2014 and $1.1 million was received subsequent to December 31, 2014. The remaining $1.9 million will be received as investors’ visas are approved. We used our 95% share of the proceeds to repay funds borrowed under our line of credit.

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

The $24.4 million impairment charge related to two hotels identified as no longer meeting our investment criteria, thereby significantly reducing their respective estimated hold periods, resulting in impairments on both hotels. Impairment charges related to these two hotels were determined using Level 3 inputs, as follows:

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

6.    Conversion Expenses
In March 2013, we converted eight hotels to Wyndham brands and management.  The expenses incurred related to converting these hotels were classified as conversion expenses in the accompanying statements of operations. Expenses for the year ended December 31, 2012 included $30.7 million of accrued IHG termination fees, which were paid in the first quarter of 2013, while $1.1 million was incurred in 2013 for additional costs related to the conversion to the Wyndham brand.

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
During the year ended December 31, 2014, we sold eight hotels, one of which was previously held for sale at December 31, 2013, and disposed of five unconsolidated hotels when we unwound our joint ventures as discussed in Note 8. At December 31, 2014, we had two hotels held for sale, both of which have subsequently sold. We designate a hotel as held for sale when the sale is probable within the next 12 months. We consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale, and we have received a substantial non-refundable deposit. We included operations for 14 of the hotels (seven hotels sold not previously held for sale, five hotels disposed when we unwound certain joint ventures, and two hotels held for sale at December 31, 2014) in income (loss) from continuing operations as shown in the statements of operations for the years ended December 31, 2014, 2013 and 2012, as disposition of these hotels does not represent a strategic shift in our business.

The following table includes condensed financial information primarily from these 14 hotels (in thousands):

	Year Ended December 31,
	2014	2013	2012
Hotel operating revenue	$99,084	$146,519	$142,108
Operating expenses (a)	(95,233)	(169,160)	(142,036)
Operating income (loss)	3,851	(22,641)	72
Interest expense, net	(1,488)	(2,788)	(3,074)
Debt extinguishment	(920)	—	(181)
Gain on sale of investment in unconsolidated entities, net	30,176	—	—
Other gains, net	—	41	—
Equity in income from unconsolidated entities	1,513	1,491	524
Income (loss) from continuing operations	33,132	(23,897)	(2,659)
Gain on sale of hotels, net(b)	66,762	—	—
Net income (loss)	99,894	(23,897)	(2,659)
Net loss (income) attributable to noncontrolling interests in other partnerships	(1,464)	3,830	(83)
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(355)	98	14
Net income (loss) attributable to FelCor	$98,075	$(19,969)	$(2,728)

(a)	Operating expenses include impairment charges of $24.4 million for the year ended December 31, 2013.

(b)
Includes a $24.4 million gain from foreign currency translation (which we had previously recorded in accumulated other comprehensive income) when we sold our remaining Canadian hotel in the third quarter of 2014, which substantially liquidated all of our foreign investments.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Hotel Dispositions — (continued)

Discontinued operations include the results of operations for one hotel sold in 2014 (which was held for sale at December 31, 2013, five hotels sold in 2013, and ten hotels sold in 2012. The following table summarizes the condensed financial information for those hotels (in thousands):

	Year Ended December 31,
	2014	2013	2012
Hotel operating revenue	$730	$33,849	$107,637
Operating expenses(a)	(677)	(34,553)	(95,600)
Operating income (loss) from discontinued operations	53	(704)	12,037
Interest expense, net	(66)	(793)	(5,832)
Debt extinguishment	(245)	—	(2,767)
Gain on involuntary conversion	—	66	—
Gain (loss) on sale, net	(102)	19,441	54,459
Income (loss) from discontinued operations	$(360)	$18,010	$57,897

(a)	Operating expenses in discontinued operations include impairment charges of $4.4 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.

8.    Joint Venture Transaction
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
Our joint ventures had an outstanding loan that was secured by eight of these hotels and was bifurcated when the joint ventures were unwound. That loan bears interest at one-month LIBOR plus 3%, matures in March 2017 and is freely pre-payable in whole or in part. We are now only liable for our $64 million share of the bifurcated non-recourse loan, which is secured by mortgages on four of the five former joint venture hotels that we now wholly-own.
As a result of these transactions, we have recorded the following in 2014:

•	A $20.7 million gain on the remeasurement of the fair value of the five previously unconsolidated hotels, which we now wholly-own;

•	A $30.2 million gain on the disposition of our unconsolidated interests in the five other hotels (net of $457,000 in transaction costs); and

•	A $3.5 million reduction in Additional Paid-In Capital related to acquiring the 10% noncontrolling interest of another hotel, which we now wholly-own.

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
The following table summarizes the fair values of assets acquired and liabilities assumed where we obtained control of a previously unconsolidated entity (i.e., a business combination) through this, primarily non-cash, transaction (in thousands):

Assets
Investment in hotels	$130,100
Other assets	1,300
Deferred expenses	259
Total assets acquired	$131,659

Liabilities
Debt	$64,000
Net assets acquired	$67,659

The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for buildings and furniture, fixtures, and equipment).  The sales comparison approach used inputs of recent land sales in the respective hotel markets.  The depreciated replacement cost approach used inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age and the square footage of the respective buildings.  The fair value of the debt was based on the estimated principal amount of debt having the same debt service requirements that could have been borrowed on the transaction date, at then current market interest rates.
The non-cash transaction also resulted in a $19.9 million reduction in our investment in unconsolidated entities.
The following unaudited consolidated pro forma results of operations for the years ended December 31, 2014 and 2013 assumes the joint venture transactions (the business combination, the disposition of unconsolidated interests, the acquisition of a 10% interest in one hotel, and the change in lessee ownership percentages) occurred on January 1, 2013 (in thousands, except per share data). The unaudited consolidated pro forma results of operations are not necessarily indicative of the results of operations if the transactions had been completed on the assumed date.

	Year Ended December 31,
	2014	2013
Net income (loss)	$94,869	$(65,670)
Income (loss) per share/unit - basic	$0.43	$(0.82)
Income (loss) per share/unit - diluted	$0.43	$(0.82)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Investment in Unconsolidated Entities
At December 31, 2014 and 2013, we owned 50% interests in joint ventures that owned three hotels and 13 hotels, respectively. This decrease in hotels owned by our unconsolidated joint ventures reflects unwinding certain of our joint ventures in July 2014 as described in Note 8. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	December 31,
	2014	2013
Investment in hotels, net of accumulated depreciation	$30,288	$140,145
Total assets	$45,374	$155,848
Debt	$34,192	$146,358
Total liabilities	$36,974	$152,068
Equity	$8,400	$3,780
Our unconsolidated entities’ debt at December 31, 2014 and 2013 consisted entirely of non-recourse mortgage debt. In September, one of our other unconsolidated joint ventures refinanced its debt with a new $23.5 million loan maturing in October 2024.
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total revenues	$59,453	$70,697	$67,725
Net income	$12,561	$12,892	$9,278
Net income attributable to FelCor	$6,281	$6,446	$4,639
Depreciation of cost in excess of book value	(1,271)	(1,860)	(1,860)
Equity in income from unconsolidated entities	$5,010	$4,586	$2,779
The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	December 31,
	2014	2013
Hotel-related investments	$(3,265)	$(6,349)
Cost in excess of book value of hotel investments	10,895	45,053
Land and condominium investments	7,465	8,239
	$15,095	$46,943

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Investment in Unconsolidated Entities (continued)
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Year Ended December 31,
	2014	2013	2012
Hotel investments	$5,784	$5,270	$3,434
Other investments	(774)	(684)	(655)
Equity in income from unconsolidated entities	$5,010	$4,586	$2,779

10.	Debt

Consolidated debt consisted of the following (in thousands):

	Encumbered	Interest	Maturity	December 31,
	Hotels	Rate (%)	Date	2014	2013
Line of credit	8	LIBOR + 3.375	June 2016(a)	$111,500	$88,000
Term loan	3	LIBOR + 2.50	July 2017(b)	140,000	—
Mortgage debt	4	LIBOR + 3.00	March 2017	64,000	—
Mortgage debt(c)	4	4.95	October 2022	124,278	126,220
Mortgage debt	1	4.94	October 2022	31,228	31,714
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Knickerbocker loan(d)
Construction tranche	—	LIBOR + 4.00	May 2016	58,562	—
Cash collateralized tranche	—	LIBOR + 1.25	May 2016	6,299	64,861
Retired debt	—	—	—	—	302,431
Total	35			$1,585,867	$1,663,226

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt can be extended up to two years, subject to satisfying certain conditions.

(c)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(d)
In November 2012, we obtained an $85.0 million construction loan to finance the redevelopment of the Knickerbocker Hotel. This loan can be extended for one year year subject to satisfying certain conditions. In 2014, we drew $58.6 million of the cash collateral to fund construction costs, leaving $6.3 million of cash collateral to be drawn before drawing on the remaining $20.1 million available under the construction loan.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Debt — (continued)
In April 2014, we repaid two loans totaling $15.6 million, each secured by a hotel, otherwise maturing in July 2014. In May 2014, we repaid an additional $19.2 million loan, secured by a hotel, otherwise maturing in August 2014.
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
In September 2012, we closed five non-recourse mortgage loans that provided $160.8 million in aggregate gross proceeds. The 10‑year loans mature in 2022, bear an average fixed interest rate of 4.95% and are neither cross-collateralized nor cross-defaulting. A portion of the proceeds from the new loans was used to repay a 9.02% mortgage loan, of which $107 million was outstanding, that would have otherwise matured in 2014. The repaid loan was secured by a pool of seven hotels, including four of the five hotels mortgaged to support the new loans. Also in September 2012, we repaid the remaining $60 million balance of a mortgage loan using excess proceeds from the new loans, as well as asset sale proceeds. This repaid loan, which would have otherwise matured in 2013, was secured by five properties, of which three became unencumbered (two of which were non-strategic). The repayments resulted in $11.6 million in debt extinguishment costs, primarily prepayment penalties.
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
In December 2012, we amended and restated our $225.0 million secured line of credit facility. The facility now matures in June 2017 (extended from August 2015), inclusive of a one-year extension option, subject to satisfaction of certain conditions. Borrowings under the facility bear interest at LIBOR (no floor) plus 3.375% (reduced from LIBOR plus 4.5%). The unused commitment fee decreased 10 basis points to 40 basis points. As of December 31, 2014, the facility is secured by mortgages and related security interests on eight hotels.

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
At December 31, 2014, we had consolidated secured debt totaling $1.6 billion, encumbering 35 of our consolidated hotels with a $1.4 billion aggregate net book value.  Except in the case of our senior notes, our mortgage debt is generally recourse solely to the specific assets securing the debt.  However, a violation of any of the recourse carve-out provisions, including fraud, misapplication of funds and other customary recourse carve-out provisions, could cause this debt to become fully recourse to us.  Much of our hotel mortgage debt allows us to substitute collateral under certain conditions and is prepayable subject (in some instances) to various prepayment, yield maintenance or defeasance obligations.
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
We reported $90.7 million, $103.8 million, and $121.6 million of interest expense for the years ended December 31, 2014, 2013, and 2012, respectively, which is net of: (i) interest income of $48,000, $78,000, and $138,000, and (ii) capitalized interest of $16.3 million, $12.8 million, and $12.9 million, respectively.
To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at December 31, 2014. This interest rate cap was not designated as a hedge and had an insignificant fair value at December 31, 2014, resulting in no significant impact on earnings. We did not have any interest rate caps outstanding as of December 31, 2013.
Future scheduled principal payments on debt obligations at December 31, 2014 are as follows (in thousands):

Year
2015	$2,466
2016	179,013
2017	206,810
2018	2,954
2019	528,106
Thereafter	666,518
$1,585,867

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Fair Value of Financial Instruments

Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 2 input) and has an estimated fair value of $1.1 billion and $1.3 billion at December 31, 2014 and 2013, respectively; and (iii) our debt that is not publicly-traded is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $548.2 million and $390.1 million at December 31, 2014 and 2013, respectively. The estimated fair value of all our debt was $1.6 billion and $1.7 billion at December 31, 2014 and 2013, respectively.

Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2014. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes — (continued)
The following table reconciles our TRSs’ GAAP net income (loss) to taxable income (in thousands):

	Year Ended December 31,
	2014	2013	2012
GAAP consolidated net income (loss) attributable to FelCor LP	$92,236	$(62,001)	$(128,849)
Loss (income) allocated to FelCor LP unitholders	(137)	497	842
GAAP consolidated net income (loss) attributable to FelCor	92,099	(61,504)	(128,007)
GAAP net loss (income) from REIT operations	(68,796)	62,513	125,088
GAAP net income (loss) of taxable subsidiaries	23,303	1,009	(2,919)
Taxes related to joint venture transaction	5,761	—	—
Gain/loss differences from dispositions	—	—	(407)
Depreciation and amortization(a)	(461)	1,646	404
Employee benefits not deductible for tax	(101)	3,914	363
Management fee recognition	(1,151)	(1,245)	(1,715)
Cancellation of debt	(3,188)	—	—
Foreign exchange	—	—	12,907
Capitalized TRS start-up costs	11,859	4,981	—
Other book/tax differences	181	2,754	4,884
Tax income of taxable subsidiaries before utilization of net operating losses	36,203	13,059	13,517
Utilization of net operating loss	(36,203)	(13,059)	(13,517)
Net tax income of taxable subsidiaries	$—	$—	$—

(a)	The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.
Our TRSs had a deferred tax asset, on which we had a 100% valuation allowance, primarily comprised of the following (in thousands):

	December 31,
	2014	2013
Accumulated net operating losses of TRSs	$107,027	$119,355
Tax property basis in excess of book	952	1,017
Accrued employee benefits not deductible for tax	3,883	3,477
Management fee recognition	81	464
Foreign exchange	—	4,905
Capitalized TRS start-up costs	6,399	1,893
Other	1,261	701
Gross deferred tax asset	119,603	131,812
Valuation allowance	(119,603)	(131,812)
Deferred tax asset after valuation allowance	$—	$—
We have provided a valuation allowance against our deferred tax asset, that results in no net deferred tax asset at December 31, 2014 and 2013. We recorded a 100% valuation allowance related to our TRSs net deferred tax asset because we believe it is more likely than not that the deferred tax asset will not be fully realized. The realization of the deferred tax assets associated with our net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering our historic results and cyclical nature of the lodging industry. Accordingly, no provision or benefit for income taxes is reflected in the accompanying consolidated statements of operations. At December 31, 2014, our TRSs had net operating loss carryforwards for federal income tax purposes of $278.0 million, which are available to offset future taxable income, if any, and do not begin to expire until 2023.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes — (continued)

The following table reconciles REIT GAAP net income (loss) to taxable loss (in thousands):

	Year Ended December 31,
	2014	2013	2012
GAAP net income (loss) from REIT operations	$68,796	$(62,513)	$(125,088)
Book/tax differences, net:
Depreciation and amortization(a)	1,831	2,173	2,084
Noncontrolling interests	329	(4,017)	4,112
Gain/loss differences from dispositions	(99,946)	(2,032)	(30,747)
Impairment loss not deductible for tax	—	28,795	1,335
Conversion costs	(3,233)	(2,099)	31,197
Other	(1,674)	8,453	(9,226)
Tax loss(b)	$(33,897)	$(31,240)	$(126,333)

(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.

(b)	The dividend distribution requirement is 90% of any taxable income (net of capital gains).

At December 31, 2014, FelCor had net operating loss carryforwards for federal income tax purposes of $534.8 million, which it expects to use to offset future distribution requirements.
For income tax purposes, dividends paid consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends paid per share were characterized as follows:

	2014			2013			2012
	Amount		%	Amount		%	Amount		%
Preferred Stock – Series A
Dividend income	$—		—	$—		—	$—		—
Return of capital	1.95	(c)	100.00	1.95	(b)	100.00	5.3625	(a)	100.00
	$1.95		100.00	$1.95		100.00	$5.3625		100.00
Preferred Stock – Series C
Dividend income	$—		—	$—		—	$—		—
Return of capital	2.00	(c)	100.00	2.00	(b)	100.00	5.50	(a)	100.00
	$2.00		100.00	$2.00		100.00	$5.50		100.00
Common Stock
Dividend income	$—		—	$—		—	$—		—
Return of capital	0.08	(c)	100.00	—		—	—		—
	$0.08		100.00	$—		—	$—		—

(a)	Fourth quarter 2011 preferred dividends were paid January 31, 2012, and were treated as 2012 distributions for tax purposes.

(b)	Fourth quarter 2012 preferred dividends were paid January 31, 2013, and were treated as 2013 distributions for tax purposes.

(c)	Fourth quarter 2013 preferred and common dividends were paid January 30, 2014, and were treated as 2014 distributions for tax purposes.

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

Our Series A preferred stock (units) bears an annual cumulative dividend (distribution) payable in arrears equal to the greater of $1.95 per share (unit) or the cash distributions declared or paid for the corresponding period on the number of shares of common stock (units) into which the Series A preferred stock (units) is then convertible. Each share (unit) of the Series A preferred stock (units) is convertible at the holder’s option to 0.7752 shares of common stock (units), subject to certain adjustments.

Our 8% Series C Cumulative Redeemable preferred stock (units), or Series C preferred stock (units), bears an annual cumulative dividend (distribution) of 8% of the liquidation preference (equivalent to $2.00 per depositary share (unit)). We may call the Series C preferred stock (units) and the corresponding depositary shares (units) at $25 per depositary share (unit). These shares (units) have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any of our other securities. The Series C preferred stock (units) has a liquidation preference of $2,500 per share (unit) (equivalent to $25 per depositary share, or unit).

14.    Redeemable Noncontrolling Interests in FelCor LP/Redeemable Units

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

At December 31, 2014, we had 611,462 limited partnership units outstanding carried at $6.6 million. The value of these outstanding units is based on the closing price of FelCor’s common stock at December 31, 2014 ($10.82/share).

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Redeemable Noncontrolling Interests in FelCor LP/Redeemable Units - (continued)

Changes in redeemable noncontrolling interests (or redeemable units) are shown below (in thousands):

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$5,039	$2,902
Conversion of units	(56)	(23)
Redemption value allocation	1,545	2,663
Distributions paid to unitholders	(48)	—
Comprehensive income (loss):
Foreign exchange translation	(1)	(6)
Net income (loss)	137	(497)
Balance at end of period	$6,616	$5,039

15.    Hotel Operating Revenue, Departmental Expenses and Other Property Related Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Room revenue	$713,213	$692,016	$667,708
Food and beverage revenue	157,607	151,233	142,962
Other operating departments	47,161	46,757	48,271
Total hotel operating revenue	$917,981	$890,006	$858,941

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

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Room	$188,465	$184,840	$179,602
Food and beverage	121,201	120,287	114,815
Other operating departments	22,210	21,954	21,682
Total hotel departmental expenses	$331,876	$327,081	$316,099

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Hotel Operating Revenue, Departmental Expenses and Other Property Related Operating Costs — (continued)

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Hotel general and administrative expense	$79,420	$80,715	$78,280
Marketing	77,939	74,770	72,342
Repair and maintenance	43,886	45,057	44,319
Utilities	36,925	37,573	36,988
Total other property operating costs	$238,170	$238,115	$231,929

In March 2013, we rebranded and transitioned management at eight hotels located in strategic markets to Wyndham brands. Wyndham's parent guaranteed a minimum level of net operating income for each year of the initial 10-year term, subject to an aggregate $100 million limit over the term (of which we have received or accrued $9.3 million to date) and an annual $21.5 million limit. Amounts recorded under the guaranty are accounted for, to the extent available, as a reduction in contractual management and other fees paid and payable to Wyndham. Any amounts in excess of those fees will be recorded as revenue when earned. For the year ended December 31, 2014, and for March through December 2013 (the first ten months during which Wyndham managed the hotels for FelCor), we have recorded $1.3 million and $8 million, respectively, for the guaranty as a reduction of Wyndham's contractual management and other fees.

16.	Taxes, Insurance and Lease Expenses

Taxes, insurance and lease expenses from continuing operations were comprised of the following
(in thousands):

	Year Ended December 31,
	2014	2013	2012
Hotel lease expense(a)	$31,635	$44,087	$41,342
Land lease expense(b)	12,338	11,062	11,158
Real estate and other taxes	31,773	30,977	29,974
Property insurance, general liability insurance and other	9,180	10,068	9,692
Total taxes, insurance and lease expense	$84,926	$96,194	$92,166

(a)
Hotel lease expense is recorded by the consolidated operating lessees of hotels owned by unconsolidated entities, and is partially (generally 49%) offset through noncontrolling interests in other partnerships. Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities. Hotel lease expense includes percentage rent of $17.3 million, $22.2 million and $19.6 million for the year ended December 31, 2014, 2013, and 2012, respectively.

(b)	Land lease expense includes percentage rent of $6.4 million, $5.4 million and $5.5 million for the year ended December 31, 2014, 2013, and 2012, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Land Leases and Hotel Rent

We lease land occupied by certain hotels from third parties under various operating leases that expire through 2090. Certain land leases contain contingent rent features based on gross revenue at the respective hotels. In addition, we recognize rent expense for two hotels that are owned by unconsolidated entities and are leased to our consolidated lessees. These leases require the payment of base rents and contingent rent based on revenues at the respective hotels. Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2014, were as follows (in thousands):

Year
2015	$10,953
2016	10,208
2017	6,554
2018	6,220
2019	5,846
2020 and thereafter	281,190
$320,971

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Income (Loss) Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Income (Loss) Per Share

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss) attributable to FelCor	$92,099	$(61,504)	$(128,007)
Discontinued operations attributable to FelCor	359	(16,963)	(57,515)
Income (loss) from continuing operations attributable to FelCor	92,458	(78,467)	(185,522)
Less: Preferred dividends	(38,712)	(38,713)	(38,713)
Less: Dividends declared on unvested restricted stock	(8)	—	—
Less: Undistributed earnings allocated to unvested restricted stock	(20)	—	—
Numerator for continuing operations attributable to FelCor common stockholders	53,718	(117,180)	(224,235)
Discontinued operations attributable to FelCor	(359)	16,963	57,515
Numerator for basic and diluted income (loss) attributable to FelCor common stockholders	$53,359	$(100,217)	$(166,720)
Denominator:
Denominator for basic income (loss) per share	124,158	123,818	123,634
Denominator for diluted income (loss) per share	124,892	123,818	123,634
Basic and diluted income (loss) per share data:
Income (loss) from continuing operations	$0.43	$(0.95)	$(1.81)
Discontinued operations	$—	$0.14	$0.47
Net income (loss)	$0.43	$(0.81)	$(1.35)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Income (Loss) Per Share/Unit — (continued)

FelCor LP Income (Loss) Per Unit

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss) attributable to FelCor LP	$92,236	$(62,001)	$(128,849)
Discontinued operations attributable to FelCor LP	360	(17,047)	(57,804)
Income (loss) from continuing operations attributable to FelCor LP	92,596	(79,048)	(186,653)
Less: Preferred distributions	(38,712)	(38,713)	(38,713)
Less: Distributions declared on FelCor unvested restricted stock	(8)	—	—
Less: Undistributed earnings allocated to FelCor unvested restricted stock	(20)	—	—
Numerator for continuing operations attributable to FelCor LP common unitholders	53,856	(117,761)	(225,366)
Discontinued operations attributable to FelCor LP	(360)	17,047	57,804
Numerator for basic and diluted income (loss) attributable to FelCor LP common unitholders	$53,496	$(100,714)	$(167,562)
Denominator:
Denominator for basic income (loss) per unit	124,772	124,437	124,262
Denominator for diluted income (loss) per unit	125,511	124,437	124,262
Basic and diluted income (loss) per unit data:
Income (loss) from continuing operations	$0.43	$(0.95)	$(1.81)
Discontinued operations	$—	$0.14	$0.47
Net income (loss)	$0.43	$(0.81)	$(1.35)

The income (loss) from continuing operations attributable to FelCor/FelCor LP share/unit calculations includes the net gain on sale of hotels attributable to FelCor/FelCor LP.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Income (Loss) Per Share/Unit — (continued)

Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted income (loss) per share/unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	Year Ended December 31,
	2014	2013	2012
Series A convertible preferred shares/units	9,984	9,985	9,985
FelCor restricted stock units	—	547	—

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $25.1 million for all periods presented.

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

19.    Commitments, Contingencies and Related Party Transactions

Our property insurance has a $100,000 “all-risk” deductible and, a 5% deductible (insured value) for named windstorm coverage and for California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 37 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

Our hotels are operated under various management agreements that call for minimum base management fees, which generally range from 1 to 3% of total revenue, with the exception of our IHG-managed hotels, whose base management fees are 2% of total revenue plus 5% of room revenue. Most of our management agreements also allow for incentive management fees that are subordinated to our return on investment and are generally capped at 2 to 3% of total revenue.  In addition, the management agreements generally require us to invest approximately 3 to 5% of revenues for capital expenditures.  The management agreements have terms from 5 to 20 years and generally have renewal options.

The management agreements governing the operations of 22 of our Consolidated Hotels contain the right and license to operate the hotel under the specified brands. The remaining 23 Consolidated Hotels operate under franchise or license agreements that are separate from our management agreements. Typically, our franchise or license agreements provide for a license fee or royalty of 4 to 5% of room revenues. In the event

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Commitments, Contingencies and Related Party Transactions - (continued)

we breach one of these agreements, in addition to losing the right to use the brand name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.

One of our consolidated subsidiaries is currently engaged in a commercial dispute with a third party that relates to circumstances that arose prior to December 31, 2014. We acquired additional information regarding this matter, and, under generally accepted accounting principles, we recorded $5.9 million in other expenses in the third quarter of 2014 to provide for our current estimate of our maximum exposure for this contingency. However, we are asserting our rights under the contract and believe these negotiations, when complete, will result in a substantial reduction of the liability. Because negotiations are ongoing, the outcome of those negotiations and the net amount for which our subsidiary will ultimately be liable are uncertain.

With the exception of the foregoing commercial dispute, there is no litigation pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of these claims are substantially covered by insurance. We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.

20.    Supplemental Cash Flow Disclosure
In 2014, 2013 and 2012, we allocated $55,700, $23,000 and $44,500 respectively, of noncontrolling interests to additional paid-in capital with regard to the exchange of 6,080, 3,839 and 11,473 units, respectively, for common stock. In addition, in 2012, we received 3,571 units as payment for amounts owed to us by a unit holder.
Depreciation and amortization expense is comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Depreciation and amortization from continuing operations	$115,819	$119,624	$116,384
Depreciation and amortization from discontinued operations	—	4,923	13,102
Total depreciation and amortization expense	$115,819	$124,547	$129,486
For the year ended December 31, 2014, our repayment of borrowings consisted of debt retirement of $310.2 million, payments on our line of credit of $251.0 million, payments on the cash collateralized tranche of our Knickerbocker loan of $58.6 million and normal recurring principal payments of $3.3 million.
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

For the years ended December 31, 2014, 2013, and 2012, the changes in accrued expenses and other liabilities related to investment in hotels and hotel development were a decrease of $11.3 million, an increase of $11.0 million, and a decrease of $3.1 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    FelCor Stock Based Compensation Plans

FelCor sponsors one restricted stock and stock option plan, or the Plan. FelCor is authorized to issue up to 6,100,000 shares of common stock under the Plan pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. Stock grants vest either over three to five years in equal annual installments or over a four year schedule, subject to time-based and performance-based vesting. There were 6,003,250 shares available for grant under the Plan at December 31, 2014.

FelCor Restricted Stock and Restricted Stock Units

A summary of the status of FelCor’s restricted stock and restricted stock unit grants as of December 31, 2014, 2013 and 2012, and the changes during these years is presented below:

	2014		2013		2012
	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant
Outstanding at beginning of the year	5,504,825	$9.00	4,239,825	$10.45	4,290,318	$10.58
Granted:
With 5-year pro rata vesting	—	$—	15,000	$6.13	10,000	$4.40
With up to 4-year pro rata vesting	1,036,252	$6.70	1,250,000	$4.09	—	$—
Forfeited	(2,250)	$9.62	—	$—	(60,493)	$18.60
Outstanding at end of year	6,538,827	$8.64	5,504,825	$9.00	4,239,825	$10.45
Vested at end of year	(5,029,308)	$9.52	(4,234,825)	$10.46	(3,936,492)	$10.97
Unvested at end of year	1,509,519	$5.70	1,270,000	$4.12	303,333	$3.71

Our executive officers were granted restricted stock units providing them with the potential to earn common shares, collectively, vesting in three increments over four years, based on total stockholder return relative to a group of 10 lodging REIT peers. The fixed cost of these grants is amortized over the vesting period. The unearned compensation cost of FelCor’s granted but unvested restricted stock and units was $5.1 million and $2.6 million, as of December 31, 2014 and 2013, respectively. The weighted average period over which the December 31, 2014 cost is to be amortized is approximately two years. Amortization expense for fixed stock compensation related to our restricted stock and units was $3.7 million, $2.2 million, and $786,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The restricted stock unit grant also provides that to the extent any of these executive officers earn more than 250,000 shares upon vesting of this grant, the excess is settled in cash. To the extent there is excess likely to settle in cash, these awards are accounted for as liability awards, the fair value of which is remeasured at the end of each reporting period. The liability accrued for these awards expected to be settled in cash was $3.6 million and $1.0 million as of December 31, 2014 and 2013, respectively. Amortization expense for our variable stock compensation was $2.7 million and $963,000 for the years ended December 31, 2014 and 2013, respectively. Fair value estimates are based on a Monte Carlo simulation.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Employee Benefits

FelCor offers a 401(k) retirement savings plan and health insurance benefits to its employees. FelCor’s matching contribution to our 401(k) plan totaled $948,000 during 2014, $943,000 during 2013 and $956,000 for 2012. Health insurance benefits cost $1.2 million for the year ended December 31, 2014, and $1.1 million for each of the years ended December 31, 2013 and 2012.

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
The following table sets forth revenues from continuing operations and investment in hotel assets represented by the following geographical areas (in thousands):

	Revenue For the Year Ended December 31,			Investment in Hotel Assets as of December 31,
	2014	2013	2012	2014	2013	2012
California	$277,458	$257,418	$241,892	$450,068	$468,033	$480,982
Florida	135,972	124,142	119,841	234,421	244,104	264,248
Texas	85,724	78,287	75,906	148,253	95,910	104,641
Massachusetts	85,665	76,505	68,117	172,062	183,446	189,571
Other states	328,382	342,398	341,459	594,987	647,366	738,336
Canada	8,386	14,686	14,911	—	14,408	16,786
Total	$921,587	$893,436	$862,126	$1,599,791	$1,653,267	$1,794,564

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Quarterly Operating Results (unaudited)

Our unaudited consolidated quarterly operating data for the years ended December 31, 2014 and 2013 follows (in thousands, except per share/unit data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in stockholders’ equity (or partners’ capital) and cash flows for a period of several years.
FelCor

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$221,349	$259,515	$234,056	$206,667
Income (loss) from continuing operations	$(20,428)	$9,324	$44,022	$(5,168)
Discontinued operations	$135	$5	$(8)	$(492)
Net income (loss) attributable to FelCor	$(14,818)	$24,281	$72,391	$10,245
Net income (loss) attributable to FelCor common stockholders	$(24,496)	$14,603	$62,713	$567
Comprehensive income (loss) attributable to FelCor	$(15,254)	$24,853	$47,499	$10,064
Basic and diluted per common share data:
Net income (loss) from continuing operations	$(0.20)	$0.12	$0.50	$0.01
Discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.20)	$0.12	$0.50	$—
Basic weighted average common shares outstanding	124,146	124,169	124,168	124,188
Diluted weighted average common shares outstanding	124,146	125,386	125,526	125,146

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$208,937	$239,856	$230,429	$214,214
Loss from continuing operations	$(27,458)	$(28,915)	$(8,158)	$(19,262)
Discontinued operations	$853	$6,120	$11,947	$(910)
Net income (loss) attributable to FelCor	$(26,185)	$(18,683)	$3,230	$(19,866)
Net loss attributable to FelCor common stockholders	$(35,863)	$(28,361)	$(6,448)	$(29,545)
Comprehensive income (loss) attributable to FelCor	$(26,540)	$(19,247)	$3,557	$(20,376)
Basic and diluted per common share data:
Net loss from continuing operations	$(0.30)	$(0.28)	$(0.14)	$(0.23)
Discontinued operations	$0.01	$0.05	$0.09	$(0.01)
Net loss	$(0.29)	$(0.23)	$(0.05)	$(0.24)
Basic weighted average common shares outstanding	123,814	123,814	123,817	123,827
Diluted weighted average common shares outstanding	123,814	123,814	123,817	123,827

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Quarterly Operating Results (unaudited) – (continued)

FelCor LP

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$221,349	$259,515	$234,056	$206,667
Income (loss) from continuing operations	$(20,428)	$9,324	$44,022	$(5,168)
Discontinued operations	$135	$5	$(8)	$(492)
Net income (loss) attributable to FelCor LP	$(14,939)	$24,352	$72,576	$10,247
Net income (loss) attributable to FelCor LP common unitholders	$(24,617)	$14,674	$62,898	$569
Comprehensive income (loss) attributable to FelCor LP	$(15,378)	$24,927	$47,578	$10,066
Basic and diluted per common unit data:
Net income (loss) from continuing operations	$(0.20)	$0.12	$0.50	$0.01
Discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.20)	$0.12	$0.50	$—
Basic weighted average common units outstanding	124,764	124,783	124,781	124,799
Diluted weighted average common units outstanding	124,764	126,000	126,164	125,764

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$208,937	$239,856	$230,429	$214,214
Loss from continuing operations	$(27,458)	$(28,915)	$(8,158)	$(19,262)
Discontinued operations	$853	$6,120	$11,947	$(910)
Net income (loss) attributable to FelCor LP	$(26,365)	$(18,823)	$3,198	$(20,011)
Net loss attributable to FelCor LP common unitholders	$(36,043)	$(28,501)	$(6,480)	$(29,690)
Comprehensive income (loss) attributable to FelCor LP	$(26,722)	$(19,390)	$3,527	$(20,524)
Basic and diluted per common unit data:
Net loss from continuing operations	$(0.30)	$(0.28)	$(0.14)	$(0.23)
Discontinued operations	$0.01	$0.05	$0.09	$(0.01)
Net loss	$(0.29)	$(0.23)	$(0.05)	$(0.24)
Basic weighted average common units outstanding	124,435	124,435	124,435	124,444
Diluted weighted average common units outstanding	124,435	124,435	124,435	124,444

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

26.	FelCor LP's Consolidating Financial Information

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	FelCor LP's Consolidating Financial Information - (continued)

The following tables present consolidating information for the Subsidiary Guarantors.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATING BALANCE SHEET
December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$908,796	$690,995	$—	$1,599,791
Hotel development	—	—	297,466	—	297,466
Equity investment in consolidated entities	1,364,470	—	—	(1,364,470)	—
Investment in unconsolidated entities	7,270	6,514	1,311	—	15,095
Hotels held for sale	—	—	47,145	—	47,145
Cash and cash equivalents	5,717	32,923	8,507	—	47,147
Restricted cash	—	12,199	8,297	—	20,496
Accounts receivable, net	963	26,343	499	—	27,805
Deferred expenses, net	17,203	—	8,624	—	25,827
Other assets	4,866	11,558	7,462	—	23,886
Total assets	$1,400,489	$998,333	$1,070,306	$(1,364,470)	$2,104,658

Debt, net	$1,050,000	$—	$576,654	$(40,787)	$1,585,867
Distributions payable	13,709	—	118	—	13,827
Accrued expenses and other liabilities	27,174	94,190	14,117	—	135,481

Total liabilities	1,090,883	94,190	590,889	(40,787)	1,735,175

Redeemable units, at redemption value	6,616	—	—	—	6,616

Preferred units	478,749	—	—	—	478,749
Common units	(175,759)	904,296	419,387	(1,323,683)	(175,759)
Total FelCor LP partners’ capital	302,990	904,296	419,387	(1,323,683)	302,990
Noncontrolling interests	—	(153)	18,588	—	18,435
Preferred capital in consolidated joint venture	—	—	41,442	—	41,442
Total partners’ capital	302,990	904,143	479,417	(1,323,683)	362,867
Total liabilities and partners’ capital	$1,400,489	$998,333	$1,070,306	$(1,364,470)	$2,104,658

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATING BALANCE SHEET
December 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$48,971	$1,053,724	$550,572	$—	$1,653,267
Hotel development	—	—	216,747	—	216,747
Equity investment in consolidated entities	1,508,593	—	—	(1,508,593)	—
Investment in unconsolidated entities	34,090	11,497	1,356	—	46,943
Hotel held for sale	—	—	16,319	—	16,319
Cash and cash equivalents	5,227	33,283	7,135	—	45,645
Restricted cash	—	9,051	68,176	—	77,227
Accounts receivable, net	516	34,366	865	—	35,747
Deferred expenses, net	20,540	—	8,785	—	29,325
Other assets	6,248	10,767	17,998	(11,953)	23,060
Total assets	$1,624,185	$1,152,688	$887,953	$(1,520,546)	$2,144,280

Debt, net	$1,279,190	$11,953	$464,036	$(91,953)	$1,663,226
Distributions payable	11,047	—	—	—	11,047
Accrued expenses and other liabilities	37,980	96,494	16,264	—	150,738

Total liabilities	1,328,217	108,447	480,300	(91,953)	1,825,011

Redeemable units, at redemption value	5,039	—	—	—	5,039

Preferred units	478,774	—	—	—	478,774
Common units	(212,888)	1,039,903	363,647	(1,403,550)	(212,888)
Accumulated other comprehensive income	25,043	4,569	20,474	(25,043)	25,043
Total FelCor LP partners’ capital	290,929	1,044,472	384,121	(1,428,593)	290,929
Noncontrolling interests	—	(231)	23,532	—	23,301
Total partners’ capital	290,929	1,044,241	407,653	(1,428,593)	314,230
Total liabilities and partners’ capital	$1,624,185	$1,152,688	$887,953	$(1,520,546)	$2,144,280

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$917,981	$—	$—	$917,981
Percentage lease revenue	4,181	—	62,627	(66,808)	—
Other revenue	6	3,143	457	—	3,606
Total revenue	4,187	921,124	63,084	(66,808)	921,587

Expenses:
Hotel operating expenses	—	606,113	—	—	606,113
Taxes, insurance and lease expense	1,401	135,603	14,730	(66,808)	84,926
Corporate expenses	427	19,035	10,123	—	29,585
Depreciation and amortization	2,717	69,094	44,008	—	115,819
Other expenses	178	12,330	5,444	—	17,952
Total operating expenses	4,723	842,175	74,305	(66,808)	854,395
Operating income	(536)	78,949	(11,221)	—	67,192
Interest expense, net	(71,024)	(758)	(18,913)	—	(90,695)
Debt extinguishment	(3,823)	—	(947)	—	(4,770)
Gain on sale of investment in unconsolidated entities, net	30,176	—	—	—	30,176
Gain from remeasurement of unconsolidated entities, net	20,737	—	—	—	20,737
Other gains, net	—	100	—	—	100
Income before equity in income from unconsolidated entities	(24,470)	78,291	(31,081)	—	22,740
Equity in income from consolidated entities	113,267	—	—	(113,267)	—
Equity in income from unconsolidated entities	4,682	374	(46)	—	5,010
Income from continuing operations	93,479	78,665	(31,127)	(113,267)	27,750
Loss from discontinued operations	—	27	(387)	—	(360)
Income before gain on sale of hotels	93,479	78,692	(31,514)	(113,267)	27,390
Gain on sale of hotels, net	(1,243)	21,887	46,118	—	66,762
Net income	92,236	100,579	14,604	(113,267)	94,152
Income attributable to noncontrolling interests	—	339	(1,036)	—	(697)
Preferred distributions - consolidated joint venture	—	—	(1,219)	—	(1,219)
Net income attributable to FelCor LP	92,236	100,918	12,349	(113,267)	92,236
Preferred distributions	(38,712)	—	—	—	(38,712)
Net income attributable to FelCor LP common unitholders	$53,524	$100,918	$12,349	$(113,267)	$53,524

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$890,006	$—	$—	$890,006
Percentage lease revenue	5,041	—	62,903	(67,944)	—
Other revenue	9	2,976	445	—	3,430
Total revenue	5,050	892,982	63,348	(67,944)	893,436

Expenses:
Hotel operating expenses	—	600,931	—	—	600,931
Taxes, insurance and lease expense	2,078	148,932	13,128	(67,944)	96,194
Corporate expenses	553	17,966	8,477	—	26,996
Depreciation and amortization	4,438	71,898	43,288	—	119,624
Impairment loss	14,294	—	10,147	—	24,441
Conversion expenses	23	666	445	—	1,134
Other expenses	3,179	3,166	2,404	—	8,749
Total operating expenses	24,565	843,559	77,889	(67,944)	878,069
Operating income	(19,515)	49,423	(14,541)	—	15,367
Interest expense, net	(84,206)	(1,270)	(18,311)	—	(103,787)
Other gains, net	—	—	41	—	41
Loss before equity in income from unconsolidated entities	(103,721)	48,153	(32,811)	—	(88,379)
Equity in income from consolidated entities	40,276	—	—	(40,276)	—
Equity in income from unconsolidated entities	4,183	449	(46)	—	4,586
Loss from continuing operations	(59,262)	48,602	(32,857)	(40,276)	(83,793)
Income from discontinued operations	(2,739)	1,842	18,907	—	18,010
Net loss	(62,001)	50,444	(13,950)	(40,276)	(65,783)
Loss attributable to noncontrolling interests	—	788	2,994	—	3,782
Net loss attributable to FelCor LP	(62,001)	51,232	(10,956)	(40,276)	(62,001)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss attributable to FelCor LP common unitholders	$(100,714)	$51,232	$(10,956)	$(40,276)	$(100,714)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	FelCor LP's Consolidating Financial Information — (continued)

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.    FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the year ended December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$92,236	$100,579	$14,604	$(113,267)	$94,152
Foreign currency translation adjustment	(490)	(121)	(369)	490	(490)
Reclassification of foreign currency translation to gain	(24,553)	(4,448)	(20,105)	24,553	(24,553)
Comprehensive income	67,193	96,010	(5,870)	(88,224)	69,109
Comprehensive income attributable to noncontrolling interests	—	339	(1,036)	—	(697)
Preferred distributions - consolidated joint venture	—	—	(1,219)	—	(1,219)
Comprehensive income attributable to FelCor LP	$67,193	$96,349	$(8,125)	$(88,224)	$67,193

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(62,001)	$50,444	$(13,950)	$(40,276)	$(65,783)
Foreign currency translation adjustment	(1,108)	(213)	(895)	1,108	(1,108)
Comprehensive loss	(63,109)	50,231	(14,845)	(39,168)	(66,891)
Comprehensive loss attributable to noncontrolling interests	—	788	2,994	—	3,782
Comprehensive loss attributable to FelCor LP	$(63,109)	$51,019	$(11,851)	$(39,168)	$(63,109)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	FelCor LP's Consolidating Financial Information — (continued)

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.    FelCor LP's Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(65,903)	$150,663	$20,058	$—	$104,818
Investing activities:
Improvements and additions to hotels	(135)	(58,017)	(25,512)	—	(83,664)
Hotel development	—	—	(86,565)	—	(86,565)
Net proceeds from asset dispositions	6,488	13,967	143,163	—	163,618
Proceeds from unconsolidated joint venture transaction	3,154	—	878	—	4,032
Insurance proceeds	—	521	—	—	521
Change in restricted cash	—	(3,571)	60,302	—	56,731
Distributions from unconsolidated entities	7,472	5,356	—	—	12,828
Contributions to unconsolidated entities	(7)	—	—	—	(7)
Intercompany financing	334,905	—	—	(334,905)	—
Cash flows from investing activities	351,877	(41,744)	92,266	(334,905)	67,494
Financing activities:
Proceeds from borrowings	—	—	473,062	—	473,062
Repayment of borrowings	(236,745)	—	(386,361)	—	(623,106)
Payment of deferred financing costs	(4)	—	(3,211)	—	(3,215)
Acquisition of noncontrolling interest	—	—	(5,850)	—	(5,850)
Distributions paid to noncontrolling interests	—	(850)	(8,746)	—	(9,596)
Contributions from noncontrolling interests	—	1,265	5,110	—	6,375
Net proceeds from issuance of preferred equity-consolidated joint venture	—	—	41,442	—	41,442
Distributions paid to preferred unitholders	(38,712)	—	—	—	(38,712)
Distributions paid to common unitholders	(9,981)	—	—	—	(9,981)
Intercompany financing	—	(109,609)	(225,296)	334,905	—
Other	(42)	—	(1,102)	—	(1,144)
Cash flows used in financing activities	(285,484)	(109,194)	(110,952)	334,905	(170,725)
Effect of exchange rate changes on cash	—	(85)	—	—	(85)
Change in cash and cash equivalents	490	(360)	1,372	—	1,502
Cash and cash equivalents at beginning of period	5,227	33,283	7,135	—	45,645
Cash and cash equivalents at end of period	$5,717	$32,923	$8,507	$—	$47,147

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.    FelCor LP's Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(55,959)	$114,777	$9,643	$—	$68,461
Investing activities:
Improvements and additions to hotels	2,383	(61,239)	(42,501)	—	(101,357)
Hotel development	—	—	(60,553)	—	(60,553)
Net proceeds from asset dispositions	9,650	17,750	71,420	—	98,820
Distributions from unconsolidated entities	8,159	1,625	—	—	9,784
Contributions to unconsolidated entities	—	(1,500)	—	—	(1,500)
Intercompany financing	73,730	—	—	(73,730)	—
Other	—	239	699	—	938
Cash flows used in investing activities	93,922	(43,125)	(30,935)	(73,730)	(53,868)
Financing activities:
Proceeds from borrowings	—	—	164,000	—	164,000
Repayment of borrowings	—	—	(136,902)	—	(136,902)
Distributions paid to preferred unitholders	(38,713)	—	—	—	(38,713)
Intercompany financing	—	(69,561)	(4,169)	73,730	—
Other	(2,335)	832	(1,510)	—	(3,013)
Cash flows used in financing activities	(41,048)	(68,729)	21,419	73,730	(14,628)
Effect of exchange rate changes on cash	—	(65)	—	—	(65)
Change in cash and cash equivalents	(3,085)	2,858	127	—	(100)
Cash and cash equivalents at beginning of period	8,312	30,425	7,008	—	45,745
Cash and cash equivalents at end of period	$5,227	$33,283	$7,135	$—	$45,645

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	FelCor LP's Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(82,558)	$69,045	$60,822	$—	$47,309
Investing activities:
Improvements and additions to hotels	(7,760)	(79,696)	(34,019)	—	(121,475)
Hotel development	—	—	(24,849)	—	(24,849)
Net proceeds from asset dispositions	(14)	4,236	193,391	—	197,613
Distributions from unconsolidated entities	12,914	625	—	—	13,539
Intercompany financing	(49,051)	—	—	49,051	—
Other	—	5,285	1,028	—	6,313
Cash flows from investing activities	(43,911)	(69,550)	135,551	49,051	71,141
Financing activities:
Proceeds from borrowings	525,000	—	473,611	—	998,611
Repayment of borrowings	(299,542)	(208,027)	(535,796)	—	(1,043,365)
Payment of deferred financing costs	(7,719)	(26)	(10,125)	—	(17,870)
Distributions paid to preferred unitholders	(106,461)	—	—	—	(106,461)
Intercompany financing	—	169,919	(120,868)	(49,051)	—
Other	—	2,001	559	—	2,560
Cash flows used in financing activities	111,278	(36,133)	(192,619)	(49,051)	(166,525)
Effect of exchange rate changes on cash	—	62	—	—	62
Change in cash and cash equivalents	(15,191)	(36,576)	3,754	—	(48,013)
Cash and cash equivalents at beginning of period	23,503	67,001	3,254	—	93,758
Cash and cash equivalents at end of period	$8,312	$30,425	$7,008	$—	$45,745

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
as of December 31, 2014
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Birmingham, AL (a)	$23,550	$2,843	$29,286	$—	$4,581	$2,843	$33,867	$36,710	$15,501	1987	1/3/1996	15 - 40 Yrs
Phoenix - Biltmore, AZ (a)	19,866	4,694	38,998	—	4,468	4,694	43,466	48,160	19,993	1985	1/3/1996	15 - 40 Yrs
Indian Wells – Esmeralda Resort & Spa, CA (d)	(l)	30,948	73,507	—	6,573	30,948	80,080	111,028	13,883	1989	12/16/2007	15 - 40 Yrs
Los Angeles – International Airport – South, CA (a)	(l)	2,660	17,997	—	5,878	2,660	23,875	26,535	10,233	1985	3/27/1996	15 - 40 Yrs
Milpitas – Silicon Valley, CA (a)	(m)	4,021	23,677	—	4,237	4,021	27,914	31,935	12,895	1987	1/3/1996	15 - 40 Yrs
Napa Valley, CA (a)	27,563	2,218	14,205	—	7,036	2,218	21,241	23,459	8,437	1985	5/8/1996	15 - 40 Yrs
Oxnard - Mandalay Beach – Hotel & Resort, CA (a)	16,480	2,930	22,125	—	11,340	2,930	33,465	36,395	14,222	1986	5/8/1996	15 - 40 Yrs
San Diego Bayside, CA (j)	—	(k)	68,229	—	13,383	—	81,612	81,612	42,241	1965	7/28/1998	15 - 40 Yrs
San Francisco – Airport/Waterfront, CA (a)	—	(k)	39,929	—	7,205	—	47,134	47,134	20,366	1986	11/6/1995	15 - 40 Yrs
San Francisco – Airport/South San Francisco, CA (a)	(m)	3,418	31,737	—	5,322	3,418	37,059	40,477	16,821	1988	1/3/1996	15 - 40 Yrs
San Francisco - Fisherman’s Wharf, CA (e)	—	(k)	61,883	—	18,086	—	79,969	79,969	39,279	1970	7/28/1998	15 - 40 Yrs
San Francisco –Union Square, CA (f)	82,810	8,466	73,684	(434)	53,800	8,032	127,484	135,516	45,954	1970	7/28/1998	15 - 40 Yrs
Santa Monica Beach – at the Pier, CA (j)	16,134	10,200	16,580	—	1,655	10,200	18,235	28,435	4,686	1967	3/11/2004	15 - 40 Yrs
Deerfield Beach – Resort & Spa, FL (a)	31,228	4,523	29,443	68	6,957	4,591	36,400	40,991	16,537	1987	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – 17th Street, FL (a)	35,301	5,329	47,850	(163)	7,322	5,166	55,172	60,338	25,347	1986	1/3/1996	15 - 40 Yrs
Miami – International Airport, FL (a)	13,714	4,135	24,950	—	7,044	4,135	31,994	36,129	14,425	1983	1/3/1996	15 - 40 Yrs
Orlando – International Airport, FL (e)	—	2,549	22,188	6	3,819	2,555	26,007	28,562	9,768	1984	7/28/1998	15 - 40 Yrs
Orlando – International Drive South/Convention, FL (a)	(m)	1,632	13,870	—	4,190	1,632	18,060	19,692	8,871	1985	7/28/1994	15 - 40 Yrs
Orlando – Walt Disney World Resort, FL (c)	—	(k)	28,092	—	3,559	—	31,651	31,651	18,778	1987	7/28/1997	15 - 40 Yrs
St. Petersburg – Vinoy Resort & Golf Club, FL (d)	(l)	(k)	100,823	—	8,023	—	108,846	108,846	20,826	1925	12/16/2007	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2014
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Atlanta – Buckhead, GA (a)	(m)	7,303	38,996	(300)	3,720	7,003	42,716	49,719	19,002	1988	10/17/1996	15 - 40 Yrs
Chicago Lombard/ Oak Brook, IL (a)	18,176	4,400	22,018	—	159	4,400	22,177	26,577	230	1989	7/25/2014	15 - 40 Yrs
New Orleans – French Quarter, LA (j)	37,324	(k)	50,732	—	10,842	—	61,574	61,574	23,692	1969	7/28/1998	15 - 40 Yrs
Boston – at Beacon Hill, MA (j)	—	(k)	45,192	—	9,563	—	54,755	54,755	31,961	1968	7/28/1998	15 - 40 Yrs
Boston – Copley Plaza, MA (h)	(l)	27,600	62,500	—	14,666	27,600	77,166	104,766	8,413	1912	8/18/2010	15 - 40 Yrs
Boston – Marlborough, MA (a)	(m)	948	8,143	761	15,649	1,709	23,792	25,501	10,346	1988	6/30/1995	15 - 40 Yrs
Minneapolis – Airport, MN (a)	37,864	5,417	36,508	24	3,060	5,441	39,568	45,009	18,415	1986	11/6/1995	15 - 40 Yrs
New York - Morgans (i)	(l)	16,200	29,872	—	1,450	16,200	31,322	47,522	2,790	1984	5/23/2011	15 - 40 Yrs
New York - Royalton (i)	(l)	32,500	48,423	—	2,570	32,500	50,993	83,493	4,584	1988	5/23/2011	15 - 40 Yrs
Philadelphia – Historic District, PA (j)	12,700	3,164	27,535	7	10,987	3,171	38,522	41,693	17,295	1972	7/28/1998	15 - 40 Yrs
Philadelphia – Society Hill, PA (b)	(m)	4,542	45,121	—	9,677	4,542	54,798	59,340	23,076	1986	10/1/1997	15 - 40 Yrs
Pittsburgh – at University Center (Oakland), PA (j)	11,105	(k)	25,031	—	3,865	—	28,896	28,896	12,284	1988	11/1/1998	15 - 40 Yrs
Charleston – Mills House, SC (j)	14,919	3,251	28,295	7	8,155	3,258	36,450	39,708	13,620	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach – Oceanfront Resort, SC (a)	17,149	2,940	24,988	—	12,268	2,940	37,256	40,196	14,382	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (g)	(m)	9,000	19,844	6	31,893	9,006	51,737	60,743	16,565	1974	7/23/2002	15 - 40 Yrs
Nashville – Opryland – Airport (Briley Parkway), TN (e)	—	(k)	27,734	—	4,648	—	32,382	32,382	18,557	1981	7/28/1998	15 - 40 Yrs
Austin, TX (c)	—	2,508	21,908	—	4,890	2,508	26,798	29,306	11,519	1987	3/20/1997	15 - 40 Yrs
Austin Central, TX (a)	22,848	7,400	33,285	—	7	7,400	33,292	40,692	347	1984	7/25/2014	15 - 40 Yrs
Dallas – Love Field, TX (a)	(m)	1,934	16,674	—	5,128	1,934	21,802	23,736	9,959	1986	3/29/1995	15 - 40 Yrs
Houston - Medical Center, TX (j)	9,299	(k)	22,027	—	7,247	—	29,274	29,274	11,348	1984	7/28/1998	15 - 40 Yrs
San Antonio- International Airport, TX (a)	—	4,900	20,568	—	37	4,900	20,605	25,505	214	1985	7/25/2014	15 - 40 Yrs
San Antonio- NW I-10, TX (a)	9,984	3,900	12,430	—	—	3,900	12,430	16,330	129	1981	7/25/2014	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (b)	(m)	3,136	27,283	(2)	7,078	3,134	34,361	37,495	13,226	1967	12/4/1997	15 - 40 Yrs
Total hotels	$458,014	$231,609	$1,474,160	$(20)	$352,037	$231,589	$1,826,197	$2,057,786	$661,017
Other properties (less than 5% of total)	$—	$550	$3,686	$—	$267	$550	$3,953	$4,503	$741
Total	$458,014	$232,159	$1,477,846	$(20)	$352,304	$232,139	$1,830,150	$2,062,289	$661,758

FELCOR LODGING TRUST INCORPORATED AND
FELCOR LODGING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2014
(in thousands)

(a)    Embassy Suites Hotel
(b)    Sheraton
(c)    DoubleTree by Hilton
(d)    Renaissance
(e)    Holiday Inn
(f)    Marriott
(g)    Hilton
(h)    Fairmont
(i)    Morgans Hotel Group
(j)    Wyndham

(k)	This hotel is subject to a ground lease.
(l)    This hotel is mortgaged to secure repayment of our 6.75% senior notes due in 2019.
(m)    This hotel is mortgaged to secure repayment of our 5.625% senior notes due in 2023.

	Year Ended December 31,
	2014	2013	2012
Reconciliation of Land and Buildings and Improvements:
Balance at beginning of period	$2,175,100	$2,305,896	$2,528,930
Additions during period:
Acquisitions from joint venture transaction	108,901	—	—
Improvements	21,167	21,236	44,887
Deductions during period:
Disposition of properties	(242,879)	(152,032)	(267,921)
Balance at end of period before impairment charges	2,062,289	2,175,100	2,305,896
Cumulative impairment charges on real estate assets owned at end of period	(65,277)	(107,492)	(95,121)
Balance at end of period	$1,997,012	$2,067,608	$2,210,775
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$698,146	$693,114	$723,982
Additions during period:
Depreciation for the period	56,564	58,643	64,953
Deductions during period:
Disposition of properties	(92,952)	(53,611)	(95,821)
Balance at end of period	$661,758	$698,146	$693,114

The aggregate cost of real estate for federal income tax purposes is approximately $2.1 billion at December 31, 2014.

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

FelCor’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on our assessment, FelCor has concluded that, as of December 31, 2014, its internal control over financial reporting is effective, based on those criteria.

The effectiveness of FelCor’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in Item 8 of this report.

Controls and Procedures (FelCor LP)

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of FelCor’s management, including its chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of FelCor LP’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the Evaluation Date. Based on this evaluation, FelCor’s chief executive officer and principal financial officer concluded, as of the Evaluation Date, that FelCor LP’s disclosure controls and procedures were effective, such that the information relating to FelCor LP required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to FelCor’s management, including FelCor’s chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

FelCor’s management assessed the effectiveness of FelCor LP’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on our assessment, FelCor has concluded that, as of December 31, 2014, FelCor LP’s internal control over financial reporting is effective, based on those criteria.

The effectiveness of FelCor LP’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in Item 8 of this report.

PART III

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, or in Item 5 of this report, and is incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

4.4.1
Supplement and Amendment to Deposit Agreement, dated August 30, 2005, between FelCor and SunTrust Bank, as depositary (filed as Exhibit 4.11.2 to FelCor’s Form 8-K, dated April 6, 2005, and incorporated herein by reference).

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

4.6.1
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

4.6.2
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

4.8
Indenture, dated as of December 17, 2012, between FelCor LP, FelCor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, collateral agent, registrar and paying agent (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

4.8.1
First Supplemental Indenture, dated as of January 7, 2013, by and among FelCor, FelCor LP, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated January 7, 2013, and incorporated herein by reference).

4.9
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

10.3.1
Letter dated October 16, 2012 amending the 2007 Employment Agreement between FelCor and Richard A. Smith (filed as Exhibit 10.3 to FelCor’s Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.4
Form of 2007 Change in Control and Severance Agreement between FelCor and each of Rick Smith, Michael Hughes, Mike DeNicola, Troy Pentecost, Jon Yellen and Tom Corcoran (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated October 23, 2007, and incorporated herein by reference).

10.5	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.6
FelCor’s 2005 Restricted Stock and Stock Option Plan (as amended through October 29, 2012)(filed as Exhibit 10.1 to FelCor’s Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.7
Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor applicable to grants in 2005 and thereafter (filed as Exhibit 10.33 to FelCor’s Form 8-K, dated April 26, 2005, and incorporated herein by reference).

10.8
Form of Employee Stock Grant and Supplemental Long-Term Cash Payment Agreement dated as of February 19, 2009 (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated February 20, 2009, and incorporated herein by reference).

10.8.1
Amendment to Employee Stock Grant and Supplemental Long-Term Cash Payment Agreement dated as of February 19, 2009 (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated December 28, 2009, and incorporated herein by reference).

10.9	Form of Restricted Payment Contract (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated December 28, 2009, and incorporated herein by reference).

10.10	Form of Employee Stock Grant Contract (filed as Exhibit 10.3 to FelCor’s Form 8-K, dated December 28, 2009, and incorporated herein by reference).

10.11	Form of Performance Equity Grant Agreement (filed as Exhibit 10.2 to FelCor’s Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.12	FelCor Lodging Trust Incorporated 2014 Equity Compensation Plan (filed as Exhibit 4.5 to FelCor’s Form S-8, dated May 19, 2014, and incorporated herein by reference).

10.13
Form of Indemnification Agreement by and among FelCor, FelCor LP and individual officers and directors of FelCor (filed as Exhibit 10.1 to FelCor’s 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference; superseding the form of Indemnification Agreement that was filed as Exhibit 10.1 to FelCor’s Form 8-K, dated November 9, 2006, and incorporated herein by reference.)

10.14
Form of Guaranty Agreement by and among FelCor, FelCor LP and individual employees of FelCor (filed as Exhibit 10.2 to FelCor’s Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.15
Summary of FelCor’s Revised Performance-Based Annual Incentive Compensation Programs for Executive Officers (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated August 24, 2012, and incorporated herein by reference).

10.16*	Summary of Annual Compensation Program for Directors of FelCor.

10.17
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

10.17.1
Amended and Restated Guaranty Agreement to the Revolving Credit Agreement dated as of December 18, 2012, by FelCor and FelCor LP in favor of JPMorgan Chase Bank, N.A., as administrative agent, on behalf of the lenders (filed as Exhibit 10.3 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

10.17.2
Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing under the Revolving Credit Agreement for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (filed as Exhibit 10.4 to FelCor’s Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

10.17.3
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

10.17.4
Amendment No. 2 to Amended and Restated Revolving Credit Agreement dated as of May 23, 2014, among FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., Miami AP Hotel, L.L.C. and Charleston Mills House Hotel, L.L.C as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders that are parties thereto (filed as Exhibit 10.1 to FelCor's Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference).

10.17.5
Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., Miami AP Hotel, L.L.C., Charleston Mills House Hotel, L.L.C., FelCor Myrtle Kingston Hotel, L.L.C., and FelCor Myrtle Kingston Lessee, L.L.C., as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders that are parties thereto (filed as Exhibit 10.1 to FelCor's Form 8-K, dated August 15, 2014, and incorporated herein by reference).

10.18
Form of [Fee and] Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the benefit of Deutsch Bank Trust Company, as collateral agent, relating to FelCor LP’s 6.75% senior secured notes due 2019 (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated May 23, 2011, and incorporated herein by reference).

10.18.1
Pledge Agreement, dated as of May 23, 2011, among FelCor LP, FelCor, the subsidiaries named therein, and Deutsche Bank Trust Company Americas, as collateral agent (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated May 23, 2011, and incorporated herein by reference).

10.19
Form of [Fee and] Leasehold Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the benefit of U.S. Bank National Association, as collateral agent, relating to FelCor LP’s 5.625% Senior Secured Notes due 2023 (filed as Exhibit 10.3 to FelCor’s Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).

10.19.1
Pledge Agreement, dated as of December 17, 2012, by FelCor LP, in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

10.20
Credit Agreement, dated as of July 21, 2014, among FelCor/JPM Phoenix Hotel, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., FelCor Union Square Hotel, L.L.C., FelCor Union Square Lessee, L.L.C., FelCor FQ Hotel, L.L.C., FelCor FQ Lessee, L.L.C., as borrowers, and Deutsche Bank AG New York Branch, as administrative agent, and the lenders that are parties thereto (filed as Exhibit 10.1 to FelCor's Form 8-K, dated July 21, 2014, and incorporated herein by reference).

10.20.1
Form of Guaranty, to be made by FelCor and FelCor LP, as guarantors, in favor of Deutsche Bank AG New York Branch, as administrative agent, for the benefit of the lenders (filed as Exhibit 10.2 to FelCor's Form 8-K, dated July 21, 2014, and incorporated herein by reference).

10.20.2
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

---------------------
*Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) FelCor’s Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) FelCor’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (iv) FelCor’s Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012; (v) FelCor’s Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (vi) FelCor LP’s Consolidated Balance Sheets at December 31, 2014 and 2013; (vii) FelCor LP’s Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (viii) FelCor LP’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the years ended December 31, 2014, 2013 and 2012; (x) FelCor LP’s Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

February 27, 2015	By:	/s/ Jonathan H. Yellen
		Name:	Jonathan H. Yellen
		Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Date	Signature
February 27, 2015	/s/ Richard A. Smith
Richard A. Smith President and Director (Chief Executive Officer)
February 27, 2015	/s/ Michael C. Hughes
Michael C. Hughes Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 27, 2015	/s/ Jeffrey D. Symes
Jeffrey D. Symes Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 27, 2015	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 27, 2015	/s/ Glenn A. Carlin
Glenn A. Carlin, Director
February 27, 2015	/s/Robert F. Cotter
Robert F. Cotter, Director
February 27, 2015	/s/Christopher J. Hartung
Christopher J. Hartung, Director
February 27, 2015	/s/ Thomas C. Hendrick
Thomas C. Hendrick, Director

Date	Signature
February 27, 2015	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
February 27, 2015	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 27, 2015	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
February 27, 2015	/s/ Mark D. Rozells
Mark D. Rozells, Director

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

February 27, 2015	By:	/s/ Jonathan H. Yellen
		Name:	Jonathan H. Yellen
		Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of FelCor Lodging Trust Incorporated, the general partner of the registrant, and in the capacities and on the dates indicated.

Date	Signature
/s/ Richard A. Smith
February 27, 2015	Richard A. Smith President and Director (Chief Executive Officer)
February 27, 2015	/s/ Michael C. Hughes
Michael C. Hughes Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 27, 2015	/s/ Jeffrey D. Symes
Jeffrey D. Symes Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 27, 2015	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 27, 2015	/s/ Glenn A. Carlin
Glenn A. Carlin, Director
February 27, 2015	/s/Robert F. Cotter
Robert F. Cotter, Director
February 27, 2015	/s/Christopher J. Hartung
Christopher J. Hartung, Director

Date	Signature

February 27, 2015	/s/ Thomas C. Hendrick
Thomas C. Hendrick, Director
February 27, 2015	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
February 27, 2015	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 27, 2015	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
February 27, 2015	/s/ Mark D. Rozells
Mark D. Rozells, Director