Form 10-Q
period 2015-03-31
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2015-05-01
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

At April 24, 2015, FelCor Lodging Trust Incorporated had issued and outstanding 143,276,171 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended March 31, 2015, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2015	December 31, 2014
Assets
Investment in hotels, net of accumulated depreciation of $861,796 and $850,687 at March 31, 2015 and December 31, 2014, respectively	$1,714,000	$1,599,791
Hotel development	143,779	297,466
Investment in unconsolidated entities	14,633	15,095
Hotels held for sale	16,618	47,145
Cash and cash equivalents	58,930	47,147
Restricted cash	22,172	20,496
Accounts receivable, net of allowance for doubtful accounts of $185 and $241 at March 31, 2015 and December 31, 2014, respectively	33,794	27,805
Deferred expenses, net of accumulated amortization of $18,802 and $17,111 at March 31, 2015 and December 31, 2014, respectively	24,119	25,827
Other assets	21,505	23,886
Total assets	$2,049,550	$2,104,658
Liabilities and Equity
Debt	$1,543,439	$1,585,867
Distributions payable	13,867	13,827
Accrued expenses and other liabilities	138,095	135,481
Total liabilities	1,695,401	1,735,175
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 611 units issued and outstanding at March 31, 2015 and December 31, 2014	7,026	6,616
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,879 shares, liquidation value of $321,987, issued and outstanding at March 31, 2015 and December 31, 2014	309,337	309,337
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at March 31, 2015 and December 31, 2014	169,412	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 124,872 and 124,605 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,249	1,246
Additional paid-in capital	2,354,800	2,353,666
Accumulated deficit	(2,538,643)	(2,530,671)
Total FelCor stockholders’ equity	296,155	302,990
Noncontrolling interests in other partnerships	8,278	18,435
Preferred equity in consolidated joint venture, liquidation value of $43,371 and $42,094 at March 31, 2015 and December 31, 2014, respectively	42,690	41,442
Total equity	347,123	362,867
Total liabilities and equity	$2,049,550	$2,104,658
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2015 and 2014
(unaudited, in thousands, except for per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Hotel operating revenue	$213,285	$221,022
Other revenue	410	327
Total revenues	213,695	221,349
Expenses:
Hotel departmental expenses	77,656	83,523
Other property-related costs	56,895	61,578
Management and franchise fees	9,085	9,013
Taxes, insurance and lease expense	14,976	23,633
Corporate expenses	8,573	7,825
Depreciation and amortization	27,772	29,601
Other expenses	4,228	2,014
Total operating expenses	199,185	217,187
Operating income	14,510	4,162
Interest expense, net	(19,481)	(25,227)
Debt extinguishment	(73)	(6)
Loss before equity in income from unconsolidated entities	(5,044)	(21,071)
Equity in income from unconsolidated entities	149	643
Loss from continuing operations	(4,895)	(20,428)
Income from discontinued operations	4	135
Loss before gain on sale of hotels	(4,891)	(20,293)
Gain on sale of hotels, net	16,887	5,457
Net income (loss)	11,996	(14,836)
Net loss (income) attributable to noncontrolling interests in other partnerships	(4,879)	78
Net loss attributable to redeemable noncontrolling interests in FelCor LP	14	121
Preferred distributions - consolidated joint venture	(348)	(181)
Net income (loss) attributable to FelCor	6,783	(14,818)
Preferred dividends	(9,678)	(9,678)
Net loss attributable to FelCor common stockholders	$(2,895)	$(24,496)
Basic and diluted per common share data:
Loss from continuing operations	$(0.02)	$(0.20)
Net loss	$(0.02)	$(0.20)
Basic and diluted weighted average common shares outstanding	124,519	124,146

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$11,996	$(14,836)
Foreign currency translation adjustment	—	(620)
Comprehensive income (loss)	11,996	(15,456)
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	(4,879)	78
Comprehensive loss attributable to redeemable noncontrolling interests in FelCor LP	14	124
Preferred distributions - consolidated joint venture	(348)	—
Comprehensive income (loss) attributable to FelCor	$6,783	$(15,254)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2015 and 2014
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Comprehensive Income (Loss)	Total Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2013	12,948	$478,774	124,051	$1,240	$2,354,328	$24,937	$(2,568,350)	$23,301	$—		$314,230
Conversion of preferred stock into common stock	—	(8)	—	—	8	—	—	—	—		—
Issuance of stock awards	—	—	250	3	(3)	—	—	—	—		—
Stock awards - amortization	—	—	—	—	959	—	—	—	—		959
Forfeiture of stock awards	—	—	(115)	(1)	—	—	(931)	—	—		(932)
Allocation to redeemable noncontrolling interests	—	—	—	—	(679)	—	—	—	—		(679)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	1,568	—		1,568
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(587)	—		(587)
Dividends declared:
$0.02 per common share	—	—	—	—	—	—	(2,517)	—	—		(2,517)
$0.4875 per Series A preferred share	—	—	—	—	—	—	(6,279)	—	—		(6,279)
$0.50 per Series C depositary preferred share	—	—	—	—	—	—	(3,399)	—	—		(3,399)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(181)		(181)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	40,909		40,909
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(617)	—	—	—	$(617)
Net loss	—	—	—	—	—	—	(14,818)	(78)	181	(14,715)
Comprehensive loss										$(15,332)	(15,332)
Balance at March 31, 2014	12,948	$478,766	124,186	$1,242	$2,354,613	$24,320	$(2,596,294)	$24,204	$40,909		$327,760
Balance at December 31, 2014	12,947	$478,749	124,605	$1,246	$2,353,666	$—	$(2,530,671)	$18,435	$41,442		$362,867
Issuance of stock awards	—	—	267	3	(3)	—	—	—	—		—
Stock awards - amortization	—	—	—	—	1,584	—	—	—	—		1,584
Forfeiture of stock awards	—	—	—	—	—	—	(8)	—	—		(8)
Allocation to redeemable noncontrolling interests	—	—	—	—	(447)	—	—	—	—		(447)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	790	—		790
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(15,826)	—		(15,826)
Dividends declared:
$0.04 per common share	—	—	—	—	—	—	(5,069)	—	—		(5,069)
$0.4875 per Series A preferred share	—	—	—	—	—	—	(6,279)	—	—		(6,279)
$0.50 per Series C depositary preferred share	—	—	—	—	—	—	(3,399)	—	—		(3,399)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(348)		(348)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	1,248		1,248
Comprehensive income (attributable to FelCor and noncontrolling interests in other partnerships):
Net income	—	—	—	—	—	—	6,783	4,879	348	12,010
Comprehensive income										$12,010	12,010
Balance at March 31, 2015	12,947	$478,749	124,872	$1,249	$2,354,800	$—	$(2,538,643)	$8,278	$42,690		$347,123
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$11,996	$(14,836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,772	29,601
Gain on sale of hotels, net	(16,887)	(5,848)
Amortization of deferred financing fees and debt discount	1,477	2,929
Amortization of fixed stock and directors’ compensation	1,862	1,446
Equity in income from unconsolidated entities	(149)	(643)
Distributions of income from unconsolidated entities	580	824
Debt extinguishment	73	251
Changes in assets and liabilities:
Accounts receivable	(6,216)	152
Other assets	(225)	(2,572)
Accrued expenses and other liabilities	(3,438)	11,098
Net cash flow provided by operating activities	16,845	22,402
Cash flows from investing activities:
Improvements and additions to hotels	(13,483)	(28,617)
Hotel development	(10,108)	(23,622)
Net proceeds from asset sales	91,328	39,896
Change in restricted cash – investing	(1,676)	10,180
Insurance proceeds	274	255
Distributions from unconsolidated entities	31	2,128
Net cash flow provided by investing activities	66,366	220
Cash flows from financing activities:
Proceeds from borrowings	36,000	81,000
Repayment of borrowings	(78,428)	(105,353)
Payment of deferred financing fees	(81)	(5)
Distributions paid to noncontrolling interests	(15,826)	(587)
Contributions from noncontrolling interests	790	1,568
Distributions paid to FelCor LP limited partners	(23)	(7)
Distributions paid to preferred stockholders	(9,678)	(9,678)
Preferred distributions - consolidated joint venture	(345)	(65)
Distributions paid to common stockholders	(5,034)	(2,484)
Net proceeds from issuance of preferred equity - consolidated joint venture	1,248	40,909
Net cash flow provided by (used in) financing activities	(71,377)	5,298
Effect of exchange rate changes on cash	(51)	(39)
Net change in cash and cash equivalents	11,783	27,881
Cash and cash equivalents at beginning of periods	47,147	45,645
Cash and cash equivalents at end of periods	$58,930	$73,526
Supplemental cash flow information – interest paid, net of capitalized interest	$16,244	$14,511

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2015	2014
Assets
Investment in hotels, net of accumulated depreciation of $861,796 and $850,687 at March 31, 2015 and December 31, 2014, respectively	$1,714,000	$1,599,791
Hotel development	143,779	297,466
Investment in unconsolidated entities	14,633	15,095
Hotels held for sale	16,618	47,145
Cash and cash equivalents	58,930	47,147
Restricted cash	22,172	20,496
Accounts receivable, net of allowance for doubtful accounts of $185 and $241 at March 31, 2015 and December 31, 2014, respectively	33,794	27,805
Deferred expenses, net of accumulated amortization of $18,802 and $17,111 at March 31, 2015 and December 31, 2014, respectively	24,119	25,827
Other assets	21,505	23,886
Total assets	$2,049,550	$2,104,658
Liabilities and Partners’ Capital
Debt	$1,543,439	$1,585,867
Distributions payable	13,867	13,827
Accrued expenses and other liabilities	138,095	135,481
Total liabilities	1,695,401	1,735,175
Commitments and contingencies
Redeemable units, 611 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively	7,026	6,616
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879 units issued and outstanding at March 31, 2015 and December 31, 2014	309,337	309,337
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at March 31, 2015 and December 31, 2014	169,412	169,412
Common units, 124,872 and 124,605 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively	(182,594)	(175,759)
Total FelCor LP partners’ capital	296,155	302,990
Noncontrolling interests	8,278	18,435
Preferred capital in consolidated joint venture	42,690	41,442
Total partners’ capital	347,123	362,867
Total liabilities and partners’ capital	$2,049,550	$2,104,658

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2015 and 2014
(unaudited, in thousands, except for per unit data)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Hotel operating revenue	$213,285	$221,022
Other revenue	410	327
Total revenues	213,695	221,349
Expenses:
Hotel departmental expenses	77,656	83,523
Other property-related costs	56,895	61,578
Management and franchise fees	9,085	9,013
Taxes, insurance and lease expense	14,976	23,633
Corporate expenses	8,573	7,825
Depreciation and amortization	27,772	29,601
Other expenses	4,228	2,014
Total operating expenses	199,185	217,187
Operating income	14,510	4,162
Interest expense, net	(19,481)	(25,227)
Debt extinguishment	(73)	(6)
Loss before equity in income from unconsolidated entities	(5,044)	(21,071)
Equity in income from unconsolidated entities	149	643
Loss from continuing operations	(4,895)	(20,428)
Income from discontinued operations	4	135
Loss before gain on sale of hotels	(4,891)	(20,293)
Gain on sale of hotels, net	16,887	5,457
Net income (loss)	11,996	(14,836)
Net loss (income) attributable to noncontrolling interests	(4,879)	78
Preferred distributions - consolidated joint venture	(348)	(181)
Net income (loss) attributable to FelCor LP	6,769	(14,939)
Preferred distributions	(9,678)	(9,678)
Net loss attributable to FelCor LP common unitholders	$(2,909)	$(24,617)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.02)	$(0.20)
Net loss	$(0.02)	$(0.20)
Basic and diluted weighted average common units outstanding	125,130	124,764

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$11,996	$(14,836)
Foreign currency translation adjustment	—	(620)
Comprehensive income (loss)	11,996	(15,456)
Comprehensive loss (income) attributable to noncontrolling interests	(4,879)	78
Preferred distributions - consolidated joint venture	(348)	—
Comprehensive income (loss) attributable to FelCor LP	$6,769	$(15,378)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2015 and 2014
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2013	$478,774	$(212,888)	$25,043	$23,301	$—		$314,230
Conversion of preferred units into common units	(8)	8	—	—	—		—
FelCor restricted stock compensation	—	27	—	—	—		27
Contributions	—	—	—	1,568	—		1,568
Distributions	—	(12,195)	—	(587)	(181)		(12,963)
Allocation to redeemable units	—	(555)	—	—	—		(555)
Issuance of preferred capital - consolidated joint venture	—	—	—	—	40,909		40,909
Comprehensive loss:
Foreign exchange translation			(620)		—	$(620)
Net loss		(14,939)		(78)	181	(14,836)
Comprehensive loss						$(15,456)	(15,456)
Balance at March 31, 2014	$478,766	$(240,542)	$24,423	$24,204	$40,909		$327,760

Balance at December 31, 2014	$478,749	$(175,759)	$—	$18,435	$41,442		$362,867
FelCor restricted stock compensation	—	1,576	—	—	—		1,576
Contributions	—	—	—	790	—		790
Distributions	—	(14,770)	—	(15,826)	(348)		(30,944)
Allocation to redeemable units	—	(410)	—	—	—		(410)
Issuance of preferred capital - consolidated joint venture	—	—	—	—	1,248		1,248
Comprehensive income:
Net income		6,769		4,879	348	11,996
Comprehensive income						$11,996	11,996
Balance at March 31, 2015	$478,749	$(182,594)	$—	$8,278	$42,690		$347,123

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$11,996	$(14,836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,772	29,601
Gain on sale of hotels, net	(16,887)	(5,848)
Amortization of deferred financing fees and debt discount	1,477	2,929
Amortization of fixed stock and directors’ compensation	1,862	1,446
Equity in income from unconsolidated entities	(149)	(643)
Distributions of income from unconsolidated entities	580	824
Debt extinguishment	73	251
Changes in assets and liabilities:
Accounts receivable	(6,216)	152
Other assets	(225)	(2,572)
Accrued expenses and other liabilities	(3,438)	11,098
Net cash flow provided by operating activities	16,845	22,402
Cash flows from investing activities:
Improvements and additions to hotels	(13,483)	(28,617)
Hotel development	(10,108)	(23,622)
Net proceeds from asset sales	91,328	39,896
Change in restricted cash – investing	(1,676)	10,180
Insurance proceeds	274	255
Distributions from unconsolidated entities	31	2,128
Net cash flow provided by investing activities	66,366	220
Cash flows from financing activities:
Proceeds from borrowings	36,000	81,000
Repayment of borrowings	(78,428)	(105,353)
Payment of deferred financing fees	(81)	(5)
Distributions paid to noncontrolling interests	(15,826)	(587)
Contributions from noncontrolling interests	790	1,568
Distributions paid to FelCor LP limited partners	(23)	(7)
Distributions paid to preferred unitholders	(9,678)	(9,678)
Preferred distributions - consolidated joint venture	(345)	(65)
Distributions paid to common unitholders	(5,034)	(2,484)
Net proceeds from issuance of preferred capital - consolidated joint venture	1,248	40,909
Net cash flow provided by (used in) financing activities	(71,377)	5,298
Effect of exchange rate changes on cash	(51)	(39)
Net change in cash and cash equivalents	11,783	27,881
Cash and cash equivalents at beginning of periods	47,147	45,645
Cash and cash equivalents at end of periods	$58,930	$73,526
Supplemental cash flow information – interest paid, net of capitalized interest	$16,244	$14,511

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 46 hotels as of March 31, 2015, one of which was held for sale. At March 31, 2015, we had an aggregate of 125,483,273 shares and units outstanding, consisting of 124,871,811 shares of FelCor common stock and 611,462 FelCor LP units not owned by FelCor.
Of the 45 hotels not held for sale as of March 31, 2015, we owned a 100% interest in 41 hotels, a 95% interest in one hotel (The Knickerbocker) and 50% interests in entities owning three hotels. The Knickerbocker opened in February 2015 and, based on its partial completion as of March 31, 2015, $172 million of this development was reclassified to investment in hotels. We consolidate our real estate interests in the 42 hotels in which we held majority interests, and we record the real estate interests of the three hotels in which we held 50% interests using the equity method. We lease 44 of the 45 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. We operate one 50% owned hotel without a lease. Because we own controlling interests in these lessees, we consolidate our interests in these 44 hotels (which we refer to as our Consolidated Hotels) and reflect those hotels’ operating revenues and expenses in our statements of operations. Of our Consolidated Hotels, we own 50% of the real estate interests in each of two hotels (we account for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in the remaining 42 hotels (we consolidate our real estate interest in these hotels).
The following table illustrates the distribution of our 44 Consolidated Hotels at March 31, 2015:

Brand	Hotels	Rooms
Embassy Suites Hotels®	21	5,778
Wyndham® and Wyndham Grand®	8	2,528
Marriott® and Renaissance®	3	1,321
Holiday Inn®	3	1,256
DoubleTree by Hilton® and Hilton®	3	802
Sheraton®	2	673
Fairmont®	1	383
The Knickerbocker	1	330
Morgans and Royalton	2	285
Total	44	13,356
At March 31, 2015, our Consolidated Hotels were located in 17 states, with concentrations in California (11 hotels), Florida (seven hotels) and Texas (four hotels). Approximately 65% of our revenue was generated from hotels in these three states during the first three months of 2015.
At March 31, 2015, of our 44 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 23 hotels, (ii) subsidiaries of Wyndham Hotel Group, or Wyndham, managed eight hotels, (iii) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (iv) subsidiaries of InterContinental Hotels Group, or IHG, managed three hotels, (v) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed two hotels, (vi) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, (vii) a subsidiary of Highgate Hotels, or Highgate, managed one hotel, (viii) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (ix) an independent management company managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
The information in our consolidated financial statements for the three months ended March 31, 2015 and 2014 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2015 and 2014, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair statement of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities
At March 31, 2015 and December 31, 2014, we owned 50% interests in joint ventures that owned three hotels. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	March 31,	December 31,
	2015	2014
Investment in hotels and other properties, net of accumulated depreciation	$29,489	$30,288
Total assets	$43,440	$45,374
Debt	$33,902	$34,192
Total liabilities	$35,710	$36,974
Equity	$7,730	$8,400
Our unconsolidated entities’ debt at March 31, 2015 and December 31, 2014 consisted entirely of non-recourse mortgage debt.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Investment in Unconsolidated Entities -- (continued)

The following table (which reflects decreases attributable to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014) sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenues	$6,569	$14,617
Net income	$551	$2,216

Net income attributable to FelCor	$276	$1,108
Depreciation of cost in excess of book value	(127)	(465)
Equity in income from unconsolidated entities	$149	$643

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	March 31,	December 31,
	2015	2014
Hotel-related investments	$(3,000)	$(3,265)
Cost in excess of book value of hotel investments	10,768	10,895
Land and condominium investments	6,865	7,465
Investment in unconsolidated entities	$14,633	$15,095
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Hotel investments	$748	$1,272
Other investments	(599)	(629)
Equity in income from unconsolidated entities	$149	$643

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt

Consolidated debt consisted of the following (dollars in thousands):

	Encumbered	Interest	Maturity	March 31,	December 31,
	Hotels	Rate (%)	Date	2015	2014
Line of credit	8	LIBOR + 3.375	June 2016(a)	$84,500	$111,500
Term loan	3	LIBOR + 2.50	July 2017(b)	140,000	140,000
Mortgage debt	3	LIBOR + 3.00	March 2017	49,067	51,008
Mortgage debt(c)	4	4.95	October 2022	123,914	124,278
Mortgage debt	1	4.94	October 2022	31,097	31,228
Senior secured notes	6	6.75	June 2019	525,000	525,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
The Knickerbocker loan(d)
Construction tranche	1	LIBOR + 4.00	May 2016	58,562	58,562
Cash collateralized tranche	—	LIBOR + 1.25	May 2016	6,299	6,299
Retired debt	—	—	—	—	12,992
Total	35			$1,543,439	$1,585,867

(a)	Our $225 million line of credit can be extended for one year (to 2017), subject to satisfying certain conditions.

(b)	This debt can be extended up to two years, subject to satisfying certain conditions.

(c)	This debt is comprised of separate non-cross-collateralized loans each secured by a mortgage of a different hotel.

(d)	This construction loan (total capacity of $85.0 million) was obtained to finance the redevelopment of The Knickerbocker and can be extended for one year, subject to satisfying certain conditions.
In February 2015, we repaid $13.0 million of secured loan debt, scheduled to mature in March 2017, when we sold a hotel.

We reported $19.5 million and $25.2 million of interest expense for the three months ended March 31, 2015 and 2014, respectively, which is net of: (i) interest income of $5,000 and $15,000 and (ii) capitalized interest of $3.5 million and $4.0 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Room revenue	$162,306	$169,829
Food and beverage revenue	39,844	39,785
Other operating departments	11,135	11,408
Total hotel operating revenue	$213,285	$221,022
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

	Three Months Ended March 31,
	2015		2014
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$42,511	19.9%	$46,733	21.1%
Food and beverage	30,696	14.4	31,187	14.1
Other operating departments	4,449	2.1	5,603	2.6
Total hotel departmental expenses	$77,656	36.4%	$83,523	37.8%
Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Three Months Ended March 31,
	2015		2014
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$19,363	9.1%	$19,834	9.0%
Marketing	19,303	9.1	20,071	9.1
Repair and maintenance	10,350	4.9	11,687	5.3
Utilities	7,879	3.6	9,986	4.5
Total other property-related costs	$56,895	26.7%	$61,578	27.9%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with Wyndham’s guaranty of achieving a minimum level of annual net operating income, we have recorded $411,000 and $136,000 for the pro rata portion of the projected full-year guaranty for the three months ended March 31, 2015 and 2014, respectively. These amounts are recorded, to the extent available, as a reduction of Wyndham's contractual management and other fees. Any amounts in excess of those fees will be recorded as revenue when earned.

5.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Hotel lease expense(a)	$2,104	$10,391
Land lease expense(b)	3,059	2,462
Real estate and other taxes	7,860	8,109
Property insurance, general liability insurance and other	1,953	2,671
Total taxes, insurance and lease expense	$14,976	$23,633

(a)
Hotel lease expense is recorded by the consolidated operating lessees of hotels owned by unconsolidated entities and is partially (generally 49%) offset through noncontrolling interests in other partnerships. Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $936,000 and $4.9 million for the three months ended March 31, 2015 and 2014, respectively, and reflects a decrease attributable to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014.

(b)	Land lease expense includes percentage rent of $1.5 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Hotel Dispositions
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
During the first quarter 2015, we sold three hotels and had one hotel held for sale at March 31, 2015. In 2014, we sold one hotel not previously held for sale during the three months ended March 31, 2014 and had one hotel held for sale at March 31, 2014. We designate a hotel as held for sale when the sale is probable within the next twelve months. We consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale, and we have received a substantial non-refundable deposit. We included operations for the sold hotels, and those hotels designated as held for sale, in income (loss) from continuing operations as shown in the statements of operations for the three months ended March 31, 2015 and 2014, as disposition of these hotels does not represent a strategic shift in our business.

The following table includes condensed financial information primarily related to 12 of 13 hotels sold in 2014, three hotels sold during the three months ended March 31, 2015, and one hotel held for sale at March 31, 2015 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Hotel operating revenue	$7,205	$40,277
Operating expenses	(5,594)	(39,817)
Operating income	1,611	460
Interest expense, net	(160)	(665)
Debt extinguishment	(73)	—
Equity in income (loss) from unconsolidated entities	(15)	490
Income from continuing operations	1,363	285
Gain on sale of hotels, net	16,887	5,457
Net income	18,250	5,742
Net income attributable to noncontrolling interests in other partnerships	(5,253)	(129)
Net income attributable to redeemable noncontrolling interests in FelCor LP	(62)	(28)
Net income attributable to FelCor	$12,935	$5,585

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Loss Per Share/Unit

The following tables set forth the computation of basic and diluted loss per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income (loss) attributable to FelCor	$6,783	$(14,818)
Discontinued operations attributable to FelCor	(4)	(134)
Income (loss) from continuing operations attributable to FelCor	6,779	(14,952)
Less: Preferred dividends	(9,678)	(9,678)
Less: Dividends declared on unvested restricted stock	(13)	—
Numerator for continuing operations attributable to FelCor common stockholders	(2,912)	(24,630)
Discontinued operations attributable to FelCor	4	134
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(2,908)	$(24,496)
Denominator:
Denominator for basic and diluted loss per share	124,519	124,146
Basic and diluted loss per share data:
Loss from continuing operations	$(0.02)	$(0.20)
Discontinued operations	$—	$—
Net loss	$(0.02)	$(0.20)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Loss Per Share/Unit — (continued)
FelCor LP Loss Per Unit

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income (loss) attributable to FelCor LP	$6,769	$(14,939)
Discontinued operations attributable to FelCor LP	(4)	(135)
Income (loss) from continuing operations attributable to FelCor LP	6,765	(15,074)
Less: Preferred distributions	(9,678)	(9,678)
Less: Distributions declared on FelCor unvested restricted stock	(13)	—
Numerator for continuing operations attributable to FelCor LP common unitholders	(2,926)	(24,752)
Discontinued operations attributable to FelCor LP	4	135
Numerator for basic and diluted loss attributable to FelCor common unitholders	$(2,922)	$(24,617)
Denominator:
Denominator for basic and diluted loss per unit	125,130	124,764
Basic and diluted loss per unit data:
Loss from continuing operations	$(0.02)	$(0.20)
Discontinued operations	$—	$—
Net loss	$(0.02)	$(0.20)
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
Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted loss per share/unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Series A convertible preferred shares/units	9,984	9,985
FelCor restricted stock units	1,194	850

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Loss Per Share/Unit — (continued)

Series A preferred dividends (distributions) that would be excluded from net loss attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended March 31, 2015 and 2014.

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
Disclosures about fair value of our financial instruments are based on pertinent information available to management as of March 31, 2015 and December 31, 2014. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.
Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data (a Level 2 input) and has an estimated fair value of $1.1 billion at March 31, 2015 and December 31, 2014; and (iii) our debt that is not publicly-traded is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $505.0 million and $548.2 million at March 31, 2015 and December 31, 2014, respectively. The estimated fair value of all our debt was $1.6 billion at March 31, 2015 and December 31, 2014. The carrying value of our debt was $1.5 billion and $1.6 billion at March 31, 2015 and December 31, 2014, respectively.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units — (continued)
At March 31, 2015, we had 611,462 limited partnership units outstanding carried at $7.0 million. The value of these outstanding units is based on the closing price of FelCor’s common stock at March 31, 2015 ($11.49 per share).

Changes in redeemable noncontrolling interests (or redeemable units) for the three months ended March 31, 2015 and 2014 are shown below (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Balance at beginning of period	$6,616	$5,039
Redemption value allocation	447	679
Distributions paid to unitholders	(23)	(11)
Comprehensive loss:
Foreign exchange translation	—	(3)
Net loss	(14)	(121)
Balance at end of period	$7,026	$5,583
10.    Consolidated Joint Venture Preferred Equity/Capital
Our joint venture that is redeveloping The Knickerbocker raised $45 million through the sale of 3.5% preferred equity/capital under the EB-5 immigrant investor program. The purchasers receive a 3.25% current annual return, plus a 0.25% non-compounding annual return paid at redemption. Our joint venture may, at its option, redeem this equity interest. If it is not redeemed within five years, the current annual return increases to 8%. The venture received $42.0 million in gross proceeds ($41.4 million net of issuance costs) during the year ended 2014 and $1.3 million during the three months ended March 31, 2015. The remaining $1.7 million will be received as investors’ visas are approved. We used our 95% share of the proceeds to repay borrowings under our line of credit.
11.    Contingency

One of our consolidated subsidiaries is currently engaged in a commercial dispute with a third party. Under generally accepted accounting principles, we recorded $5.9 million in other expenses during the third quarter of 2014 to establish a provision for our current estimate of our maximum exposure for this contingency. While we paid the contingent fees to the third party in January 2015, we will continue asserting our rights under the contract. We believe these negotiations, when complete, will result in a substantial recovery of this amount, which will be recorded when realized. Because negotiations are ongoing, the outcome of those negotiations and the net amount for which our subsidiary will ultimately be liable are uncertain.

12.    Subsequent Events

In April 2015, FelCor sold 18.4 million shares of its common stock at $11.25 per share in a public offering. The net proceeds from the offering were $199 million and were contributed to FelCor LP in exchange for a like number of common units. Net proceeds from this offering are being used to redeem $170 million of our 8% Series C Cumulative Redeemable preferred stock (units) in May 2015.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. We are in the process of evaluating the impact the adoption of ASU 2014-09 will have on the our financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for the first interim period within annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We are in the process of evaluating what impact the adoption of ASU 2015-03 will have on our financial position or results of operations.

14.	FelCor LP’s Consolidating Financial Information
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
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$900,920	$813,080	$—	$1,714,000
Hotel development	—	—	143,779	—	143,779
Equity investment in consolidated entities	1,345,992	—	—	(1,345,992)	—
Investment in unconsolidated entities	7,007	6,327	1,299	—	14,633
Hotel held for sale	—	—	16,618	—	16,618
Cash and cash equivalents	19,810	37,608	1,512	—	58,930
Restricted cash	—	12,678	9,494	—	22,172
Accounts receivable, net	446	32,969	379	—	33,794
Deferred expenses, net	16,575	—	7,544	—	24,119
Other assets	3,510	12,041	5,954	—	21,505

Total assets	$1,393,340	$1,002,543	$999,659	$(1,345,992)	$2,049,550

Debt	$1,050,000	$—	$534,226	$(40,787)	$1,543,439
Distributions payable	13,746	—	121	—	13,867
Accrued expenses and other liabilities	26,413	93,329	18,353	—	138,095

Total liabilities	1,090,159	93,329	552,700	(40,787)	1,695,401

Redeemable units, at redemption value	7,026	—	—	—	7,026

Preferred units	478,749	—	—	—	478,749
Common units	(182,594)	909,696	395,509	(1,305,205)	(182,594)
Total FelCor LP partners’ capital	296,155	909,696	395,509	(1,305,205)	296,155
Noncontrolling interests	—	(482)	8,760	—	8,278
Preferred capital in consolidated joint venture	—	—	42,690	—	42,690
Total partners’ capital	296,155	909,214	446,959	(1,305,205)	347,123
Total liabilities and partners’ capital	$1,393,340	$1,002,543	$999,659	$(1,345,992)	$2,049,550

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$908,796	$690,995	$—	$1,599,791
Hotel development	—	—	297,466	—	297,466
Equity investment in consolidated entities	1,364,470	—	—	(1,364,470)	—
Investment in unconsolidated entities	7,270	6,514	1,311	—	15,095
Hotels held for sale	—	—	47,145	—	47,145
Cash and cash equivalents	5,717	32,923	8,507	—	47,147
Restricted cash	—	12,199	8,297	—	20,496
Accounts receivable, net	963	26,343	499	—	27,805
Deferred expenses, net	17,203	—	8,624	—	25,827
Other assets	4,866	11,558	7,462	—	23,886
Total assets	$1,400,489	$998,333	$1,070,306	$(1,364,470)	$2,104,658

Debt	$1,050,000	$—	$576,654	$(40,787)	$1,585,867
Distributions payable	13,709	—	118	—	13,827
Accrued expenses and other liabilities	27,174	94,190	14,117	—	135,481

Total liabilities	1,090,883	94,190	590,889	(40,787)	1,735,175

Redeemable units, at redemption value	6,616	—	—	—	6,616

Preferred units	478,749	—	—	—	478,749
Common units	(175,759)	904,296	419,387	(1,323,683)	(175,759)
Total FelCor LP partners’ capital	302,990	904,296	419,387	(1,323,683)	302,990
Noncontrolling interests	—	(153)	18,588	—	18,435
Preferred capital in consolidated joint venture	—	—	41,442	—	41,442
Total partners’ capital	302,990	904,143	479,417	(1,323,683)	362,867
Total liabilities and partners’ capital	$1,400,489	$998,333	$1,070,306	$(1,364,470)	$2,104,658

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$213,285	$—	$—	$213,285
Percentage lease revenue	—	—	35,615	(35,615)	—
Other revenue	1	348	61	—	410
Total revenues	1	213,633	35,676	(35,615)	213,695

Expenses:
Hotel operating expenses	—	143,636	—	—	143,636
Taxes, insurance and lease expense	(153)	46,421	4,323	(35,615)	14,976
Corporate expenses	138	4,901	3,534	—	8,573
Depreciation and amortization	41	15,985	11,746	—	27,772
Other expenses	—	4,045	183	—	4,228
Total operating expenses	26	214,988	19,786	(35,615)	199,185
Operating income	(25)	(1,355)	15,890	—	14,510
Interest expense, net	(13,740)	3	(5,744)	—	(19,481)
Debt extinguishment	—	—	(73)	—	(73)
Loss before equity in income from unconsolidated entities	(13,765)	(1,352)	10,073	—	(5,044)
Equity in income from consolidated entities	20,359	—	—	(20,359)	—
Equity in income from unconsolidated entities	346	(186)	(11)	—	149
Loss from continuing operations	6,940	(1,538)	10,062	(20,359)	(4,895)
Income from discontinued operations	—	4	—	—	4
Loss before gain on sale of hotels	6,940	(1,534)	10,062	(20,359)	(4,891)
Gain on sale of hotels, net	(171)	(10)	17,068	—	16,887
Net income	6,769	(1,544)	27,130	(20,359)	11,996
Income attributable to noncontrolling interests	—	258	(5,137)	—	(4,879)
Preferred distributions - consolidated joint venture	—	—	(348)	—	(348)
Net income attributable to FelCor LP	6,769	(1,286)	21,645	(20,359)	6,769
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(2,909)	$(1,286)	$21,645	$(20,359)	$(2,909)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$221,022	$—	$—	$221,022
Percentage lease revenue	1,399	—	25,609	(27,008)	—
Other revenue	1	266	60	—	327
Total revenues	1,400	221,288	25,669	(27,008)	221,349

Expenses:
Hotel operating expenses	—	154,114	—	—	154,114
Taxes, insurance and lease expense	419	46,829	3,393	(27,008)	23,633
Corporate expenses	123	5,069	2,633	—	7,825
Depreciation and amortization	991	17,767	10,843	—	29,601
Other expenses	35	840	1,139	—	2,014
Total operating expenses	1,568	224,619	18,008	(27,008)	217,187
Operating income	(168)	(3,331)	7,661	—	4,162
Interest expense, net	(20,484)	(328)	(4,415)	—	(25,227)
Debt extinguishment	—	—	(6)	—	(6)
Loss before equity in income from unconsolidated entities	(20,652)	(3,659)	3,240	—	(21,071)
Equity in income from consolidated entities	5,323	—	—	(5,323)	—
Equity in income from unconsolidated entities	799	(145)	(11)	—	643
Loss from continuing operations	(14,530)	(3,804)	3,229	(5,323)	(20,428)
Income from discontinued operations	—	29	106	—	135
Loss before gain on sale of hotels	(14,530)	(3,775)	3,335	(5,323)	(20,293)
Gain on sale of hotels, net	(228)	(14)	5,699	—	5,457
Net loss	(14,758)	(3,789)	9,034	(5,323)	(14,836)
Loss attributable to noncontrolling interests	—	134	(56)	—	78
Preferred distributions - consolidated joint venture	—	—	(181)	—	(181)
Net loss attributable to FelCor LP	(14,758)	(3,655)	8,797	(5,323)	(14,939)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(24,436)	$(3,655)	$8,797	$(5,323)	$(24,617)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information – (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$6,769	$(1,544)	$27,130	$(20,359)	$11,996
Foreign currency translation adjustment	—	—	—	—	—
Comprehensive income	6,769	(1,544)	27,130	(20,359)	11,996
Comprehensive income attributable to noncontrolling interests	—	258	(5,137)	—	(4,879)
Preferred distributions - consolidated joint venture	—	—	(348)	—	(348)
Comprehensive income attributable to FelCor LP	$6,769	$(1,286)	$21,645	$(20,359)	$6,769

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(13,298)	$8,211	$21,932	$—	$16,845
Investing activities:
Improvements and additions to hotels	(473)	(8,314)	(4,696)	—	(13,483)
Hotel development	—	—	(10,108)	—	(10,108)
Net proceeds from asset sales	(98)	10	91,416	—	91,328
Insurance proceeds	274	—	—	—	274
Change in restricted cash - investing	—	(479)	(1,197)	—	(1,676)
Distributions from unconsolidated entities	31	—	—	—	31
Intercompany financing	42,392	—	—	(42,392)	—
Cash flows from investing activities	42,126	(8,783)	75,415	(42,392)	66,366
Financing activities:
Proceeds from borrowings	—	—	36,000	—	36,000
Repayment of borrowings	—	—	(78,428)	—	(78,428)
Payment of deferred financing fees	—	—	(81)	—	(81)
Distributions paid to noncontrolling interests	—	(81)	(15,745)	—	(15,826)
Contributions from noncontrolling interests	—	10	780	—	790
Distributions paid to preferred unitholders	(9,678)	—	—	—	(9,678)
Distributions paid to common unitholders	(5,034)	—	—	—	(5,034)
Net proceeds from issuance of preferred capital - consolidated joint venture	—	—	1,248	—	1,248
Intercompany financing	—	5,379	(47,771)	42,392	—
Other	(23)	—	(345)	—	(368)
Cash flows from financing activities	(14,735)	5,308	(104,342)	42,392	(71,377)
Effect of exchange rate changes on cash	—	(51)	—	—	(51)
Change in cash and cash equivalents	14,093	4,685	(6,995)	—	11,783
Cash and cash equivalents at beginning of period	5,717	32,923	8,507	—	47,147
Cash and cash equivalents at end of period	$19,810	$37,608	$1,512	$—	$58,930

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information – (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(14,116)	$21,575	$14,943	$—	$22,402
Investing activities:
Improvements and additions to hotels	(730)	(20,888)	(6,999)	—	(28,617)
Hotel development	—	—	(23,622)	—	(23,622)
Net proceeds from asset sales	(167)	(42)	40,105	—	39,896
Insurance proceeds	—	255	—	—	255
Change in restricted cash - investing	—	(501)	10,681	—	10,180
Distributions from unconsolidated entities	1,753	375	—	—	2,128
Intercompany financing	37,827	—	—	(37,827)	—
Cash flows from investing activities	38,683	(20,801)	20,165	(37,827)	220
Financing activities:
Proceeds from borrowings	—	—	81,000	—	81,000
Repayment of borrowings	—	—	(105,353)	—	(105,353)
Distributions paid to preferred unitholders	(9,678)	—	—	—	(9,678)
Net proceeds from issuance of preferred capital- consolidated joint venture	—	—	40,909	—	40,909
Intercompany financing	—	10,832	(48,659)	37,827	—
Other	(2,491)	(139)	1,050	—	(1,580)
Cash flows from financing activities	(12,169)	10,693	(31,053)	37,827	5,298
Effect of exchange rate changes on cash	—	(39)	—	—	(39)
Change in cash and cash equivalents	12,398	11,428	4,055	—	27,881
Cash and cash equivalents at beginning of period	5,227	33,283	7,135	—	45,645
Cash and cash equivalents at end of period	$17,625	$44,711	$11,190	$—	$73,526

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Revenue per available room, or RevPAR, for our 39 core hotels (same-store hotels, which excludes The Knickerbocker, without four non-strategic hotels) increased 13.5% in the first quarter of 2015 compared to the same period last year. Same-store hotels’ (39 hotels plus four non-strategic hotels) RevPAR grew 13.1% in the first quarter of 2015 compared to the same period last year, driven by a 6.5% increase in average daily rate, or ADR, and a 6.2% increase in occupancy.
The Knickerbocker, located in the heart of Times Square on the corner of 42nd Street and Broadway in New York City, opened on February 12, 2015. The newly redeveloped hotel boasts 330 spacious guest rooms, including 31 suites, a state-of-the-art fitness center, a 2,200 square-foot event space, upscale food and dining options, and a spectacular 7,500 square-foot rooftop bar and terrace with unrivaled views of New York City’s skyline. The 4+ star luxury property is a member of The Leading Hotels of the World.

During the first quarter, we sold three non-strategic hotels. We have five non-strategic hotels remaining to be sold, of which we have agreed to sell four for total gross proceeds of $104 million (we hold a non-refundable deposit for two of these hotels, one of which was received prior to March 31, 2015). We are currently marketing the remaining hotel.

On April 14, 2015, we sold 18.4 million shares of our common stock for net proceeds (after deducting underwriting discounts and commissions and expenses) of approximately $199 million.

On April 14, 2015, we called for redemption of all of our outstanding shares of 8% Series C Cumulative Redeemable Preferred Stock and all depositary shares representing the Series C Preferred Stock. The shares of Series C Preferred Stock and the depositary shares will be redeemed on May 14, 2015, with proceeds from the equity offering. Including accrued dividends, the total redemption price will be $170.4 million. The remaining net proceeds from the offering, along with cash on hand and proceeds from future asset sales, will be used to fund future redevelopment projects and other growth opportunities.

Results of Operations
Comparison of the Three Months ended March 31, 2015 and 2014
For the three months ended March 31, 2015, we recorded net income of $12.0 million compared to a net loss of $14.8 million for the same period last year. Our 2015 net income includes a net gain on hotel sales of $16.9 million. Our 2014 net loss included a $5.8 million net gain on hotel sales (including $391,000 in discontinued operations).
For the three months ended March 31, 2015:

•
Total revenue decreased $7.7 million, net of a $32.5 million net reduction in revenue for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, revenue increased 13.7% from last year. The increase was driven by a 13.1% increase in same-store RevPAR, reflecting a 6.5% increase in ADR and a 6.2% increase in occupancy. RevPAR for our Wyndham portfolio increased 19.8%, driven by a 9.3% increase in ADR and a 9.6% increase in occupancy. The increased revenue for the Wyndham portfolio compared to the same period in 2014 primarily reflects these properties continuing to benefit from our repositioning them to upper-upscale hotels.

•
Hotel departmental expenses decreased $5.9 million, net of an $11.0 million net reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, hotel departmental expenses decreased as a percentage of total revenue to 36.0% in the current period from 38.1% last year. This reduction is primarily attributable to improved profitability margins for the rooms department, driven by increased ADR. Additionally, we continued experiencing an increase in banquet and catering operations, which typically have higher margins than other food and beverage operations.

•
Other property-related costs decreased $4.7 million, net of a $9.3 million net reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, other property-related costs decreased as a percentage of total revenue to 26.1% in the current period from 27.1% last year, primarily driven by ADR growth.

•
Management and franchise fees increased $72,000, net of a $1.4 million net reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, these costs as a percentage of total revenue increased slightly to 4.2% in the current period from 4.0% last year. Base management fees are computed as a percentage of hotel revenues; however, incentive fees generally increase at a higher rate than other hotel expenses as hotel financial performance improves.

•
Taxes, insurance and lease expense decreased $8.7 million and decreased as a percentage of total revenue to 7.0% in the current period from 10.7% last year. The decrease primarily reflects a $8.4 million reduction in hotel lease expense resulting from unwinding our 10-hotel unconsolidated joint ventures. Historically, hotel lease expense was recorded by 12 consolidated operating lessees of our hotels that were owned by unconsolidated entities. We recorded the corresponding lease income through equity in income from unconsolidated entities, and the hotel lease expense was not eliminated in consolidation. We unwound the joint ventures in July 2014, as a consequence of which we recorded lower percentage lease expense for the current period.

•
Corporate expenses increased $748,000 and increased as a percentage of total revenue from 3.5% to 4.0%. This increase primarily reflects the stock compensation expense associated with our variable stock awards (which increase in value as our stock price increases) and an increase in our corporate bonus expense from the prior year resulting from improved performance.

•	Depreciation and amortization expense decreased $1.8 million primarily attributable to selling hotels offset by depreciation resulting from $83.7 million in hotel capital expenditures in 2014.

•	Other expenses increased $2.2 million, primarily related to increased pre-opening costs incurred in the current period for The Knickerbocker.

•
Net interest expense decreased $5.7 million, primarily reflecting lower average outstanding debt and a lower blended interest rate for the period offset by decreased capitalized interest (attributable to the partial completion of certain renovation and redevelopment projects, including The Knickerbocker).

•
Equity in income from unconsolidated entities decreased $494,000. This reduction in income is primarily due to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014 offset slightly by an increase in income for our remaining joint ventures.

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

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended March 31,
	2015			2014
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$11,996			$(14,836)
Noncontrolling interests	(4,865)			199
Preferred dividends	(9,678)			(9,678)
Preferred distributions - consolidated joint venture	(348)			(181)
Net loss attributable to FelCor common stockholders	(2,895)			(24,496)
Less: Dividends declared on unvested restricted stock	(13)			—
Basic and diluted earnings per share data	(2,908)	124,519	$(0.02)	(24,496)	124,146	$(0.20)
Depreciation and amortization	27,772	—	0.22	29,601	—	0.24
Depreciation, unconsolidated entities and other partnerships	712	—	0.01	2,675	—	0.02
Loss on sale, unconsolidated entities	—	—	—	33	—	—
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(11,881)	—	(0.10)	(5,851)	—	(0.05)
Noncontrolling interests in FelCor LP	(14)	611	—	(121)	618	—
Dividends declared on unvested restricted stock	13	—	—	—	—	—
Conversion of unvested restricted stock and units	—	1,213	—	—	858	—
FFO	13,694	126,343	0.11	1,841	125,622	0.01
Debt extinguishment, including discontinued operations	73	—	—	251	—	—
Severance costs	—	—	—	400	—	—
Variable stock compensation	997	—	—	564	—	0.01
Pre-opening costs, net of noncontrolling interests	3,524	—	0.03	1,053	—	0.01
Adjusted FFO	$18,288	126,343	$0.14	$4,109	125,622	$0.03

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$11,996	$(14,836)
Depreciation and amortization	27,772	29,601
Depreciation, unconsolidated entities and other partnerships	712	2,675
Interest expense	19,486	25,242
Interest expense, discontinued operations and unconsolidated entities	202	744
Noncontrolling interests in other partnerships	(4,879)	78
EBITDA	55,289	43,504
Debt extinguishment, including discontinued operations	73	251
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(11,881)	(5,851)
Loss on sale, unconsolidated entities	—	33
Amortization of fixed stock and directors’ compensation	1,862	1,122
Severance costs	—	400
Variable stock compensation	997	564
Pre-opening costs, net of noncontrolling interests	3,524	1,053
Adjusted EBITDA	49,864	41,076
Adjusted EBITDA from hotels disposed, held for sale and recently opened	(137)	(4,956)
Same-store Adjusted EBITDA	$49,727	$36,120

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Same-store operating revenue:
Room	$155,759	$137,696
Food and beverage	38,847	33,005
Other operating departments	10,894	10,044
Same-store operating revenue	205,500	180,745
Same-store operating expense:
Room	40,347	37,782
Food and beverage	29,407	26,263
Other operating departments	4,326	4,896
Other property related costs	53,817	49,150
Management and franchise fees	8,749	7,278
Taxes, insurance and lease expense	12,946	12,730
Same-store operating expense	149,592	138,099
Hotel EBITDA	$55,908	$42,646
Hotel EBITDA Margin	27.2%	23.6%

	Three Months Ended
	March 31,
	2015	2014
Hotel EBITDA - Core (39)	$52,380	$39,464
Hotel EBITDA - Non-strategic (4)(a)	3,528	3,182
Hotel EBITDA - Same-store (43)	$55,908	$42,646

Hotel EBITDA Margin - Core (39)	26.9%	23.1%
Hotel EBITDA Margin - Non-strategic (4)(a)	32.6%	31.2%
Hotel EBITDA Margin Same-store (43)	27.2%	23.6%

(a)	Excludes one hotel held for sale as of March 31, 2015.

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Same-store operating revenue	$205,500	$180,745
Other revenue	410	327
Revenue from hotels disposed, held for sale and recently opened(a)	7,785	40,277
Total revenue	213,695	221,349
Same-store operating expense	149,592	138,099
Consolidated hotel lease expense(b)	2,104	10,391
Unconsolidated taxes, insurance and lease expense	(572)	(1,965)
Corporate expenses	8,573	7,825
Depreciation and amortization	27,772	29,601
Expenses from hotels disposed, held for sale and recently opened(a)	7,488	31,222
Other expenses	4,228	2,014
Total operating expense	199,185	217,187
Operating income	$14,510	$4,162

(a)
Under GAAP, we include the operating performance for disposed, held for sale and recently opened hotels in continuing operations in our Consolidated Statements of Operations. However, for purposes of our Non-GAAP reporting metrics, we have excluded the results of these hotels to provide a meaningful same-store comparison.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at March 31, 2015, our pro rata share of hotel rooms included in continuing operations after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at March 31, 2015
Consolidated Hotels(a)	44	13,356
Unconsolidated hotel operations	1	171
Total hotels	45	13,527

50% joint ventures	3	(353)
95% joint venture	1	(17)
Pro rata rooms attributed to joint venture partners		(370)
Pro rata share of rooms owned		13,157

(a)	Excludes one hotel held for sale as of March 31, 2015.

Hotel Portfolio Composition
The following table illustrates the distribution of same-store hotels.

			Year Ended December 31, 2014
Brand	Hotels	Rooms	Hotel Operating Revenue (in thousands)	Hotel EBITDA (in thousands)(a)
Embassy Suites Hotels	18	4,982	$282,866	$94,990
Wyndham and Wyndham Grand	8	2,528	125,354	43,122
Renaissance and Marriott	3	1,321	128,770	26,086
DoubleTree by Hilton and Hilton	3	802	45,383	15,483
Sheraton	2	673	39,639	10,622
Fairmont	1	383	53,451	10,010
Holiday Inn	2	968	51,511	8,966
Morgans and Royalton	2	285	33,895	3,314
Core hotels(b)	39	11,942	760,869	212,593
Non-strategic hotels(c)	4	1,084	40,148	12,428
Same-store hotels	43	13,026	$801,017	$225,021

Market
San Francisco area	5	1,903	$139,692	$39,466
Boston	3	916	85,670	21,832
South Florida	3	923	55,561	17,007
Los Angeles area	2	481	28,696	12,404
Myrtle Beach	2	640	41,149	12,218
Philadelphia	2	728	38,680	9,630
Tampa	1	361	49,358	9,301
New York area	3	546	48,456	7,259
Other markets	18	5,444	273,607	83,476
Core hotels(b)	39	11,942	760,869	212,593
Non-strategic hotels(c)	4	1,084	40,148	12,428
Same-store hotels	43	13,026	$801,017	$225,021

Location
Urban	17	5,310	$360,177	$97,584
Resort	9	2,733	203,370	51,679
Airport	8	2,621	136,144	43,204
Suburban	5	1,278	61,178	20,126
Core hotels(b)	39	11,942	760,869	212,593
Non-strategic hotels(c)	4	1,084	40,148	12,428
Same-store hotels	43	13,026	$801,017	$225,021

(a)
Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We consider Hotel Operating Revenue and Hotel EBITDA to be same-store metrics for this presentation and hotels disposed or held for sale are excluded.

(b)	Excludes The Knickerbocker which opened in February 2015.

(c)	Excludes one hotel held for sale as of March 31, 2015.

Hotel Operating Statistics
The following tables set forth occupancy, ADR and RevPAR for the three months ended March 31, 2015 and 2014, and the percentage changes therein for the periods presented, for our same-store hotels.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended
	March 31,
	2015	2014	%Variance
Embassy Suites Hotels	81.1	76.8	5.6
Wyndham and Wyndham Grand	69.0	62.9	9.6
Renaissance and Marriott	80.8	75.6	6.9
DoubleTree by Hilton and Hilton	69.1	64.4	7.2
Sheraton	58.8	56.4	4.1
Fairmont	61.6	58.6	5.1
Holiday Inn	70.1	64.5	8.6
Morgans and Royalton	73.8	79.4	(7.1)
Core hotels (39)(a)	74.7	70.2	6.4
Non-strategic hotels (4)(b)	78.7	76.0	3.5
Same-store hotels (43)	75.1	70.7	6.2
	ADR ($)
	Three Months Ended
	March 31,
	2015	2014	%Variance
Embassy Suites Hotels	179.02	166.71	7.4
Wyndham and Wyndham Grand	158.09	144.62	9.3
Renaissance and Marriott	251.96	236.72	6.4
DoubleTree by Hilton and Hilton	162.48	156.22	4.0
Sheraton	125.69	127.91	(1.7)
Fairmont	250.51	238.07	5.2
Holiday Inn	155.09	131.81	17.7
Morgans and Royalton	234.84	258.62	(9.2)
Core hotels (39)(a)	181.65	170.25	6.7
Non-strategic hotels (4)(b)	128.02	123.81	3.4
Same-store hotels (43)	176.97	166.09	6.5
	RevPAR ($)
	Three Months Ended
	March 31,
	2015	2014	%Variance
Embassy Suites Hotels	145.25	128.06	13.4
Wyndham and Wyndham Grand	109.03	90.99	19.8
Renaissance and Marriott	203.52	178.95	13.7
DoubleTree by Hilton and Hilton	112.26	100.65	11.5
Sheraton	73.88	72.20	2.3
Fairmont	154.20	139.46	10.6
Holiday Inn	108.67	85.01	27.8
Morgans and Royalton	173.22	205.34	(15.6)
Core hotels (39)(a)	135.78	119.58	13.5
Non-strategic hotels (4)(b)	100.72	94.12	7.0
Same-store hotels (43)	132.86	117.46	13.1

(a)	Excludes The Knickerbocker which opened in February 2015.

(b)	Excludes one hotel held for sale as of March 31, 2015.

Hotel Operating Statistics by Market

	Occupancy (%)
	Three Months Ended
	March 31,
	2015	2014	%Variance
San Francisco area	82.5	72.0	14.6
Boston	66.5	61.3	8.4
South Florida	93.3	91.2	2.3
Los Angeles area	81.6	82.9	(1.6)
Myrtle Beach	53.9	45.5	18.7
Philadelphia	49.2	54.5	(9.7)
Tampa	88.8	86.1	3.1
New York area	70.2	71.7	(2.0)
Other markets	75.1	70.3	6.8
Core hotels (39)(a)	74.7	70.2	6.4
	ADR ($)
	Three Months Ended
	March 31,
	2015	2014	%Variance
San Francisco area	206.63	188.07	9.9
Boston	197.64	184.06	7.4
South Florida	221.32	205.26	7.8
Los Angeles area	170.33	159.17	7.0
Myrtle Beach	112.76	108.73	3.7
Philadelphia	139.82	130.99	6.7
Tampa	251.81	226.08	11.4
New York area	208.91	229.08	(8.8)
Other markets	163.82	153.47	6.7
Core hotels (39)(a)	181.65	170.25	6.7
	RevPAR ($)
	Three Months Ended
	March 31,
	2015	2014	%Variance
San Francisco area	170.52	135.42	25.9
Boston	131.40	112.85	16.4
South Florida	206.40	187.18	10.3
Los Angeles area	138.98	131.96	5.3
Myrtle Beach	60.83	49.43	23.1
Philadelphia	68.77	71.38	(3.7)
Tampa	223.53	194.74	14.8
New York area	146.76	164.18	(10.6)
Other markets	122.97	107.85	14.0
Core hotels (39)(a)	135.78	119.58	13.5

(a)	Excludes The Knickerbocker which opened in February 2015.

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at March 31, 2015.

Core Hotels	Brand	State	Rooms	% Owned(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Indian Wells – Esmeralda Resort & Spa	Renaissance	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Napa Valley	Embassy Suites Hotel	CA	205
Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	250
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
San Diego – Bayside	Wyndham	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica – at the Pier	Wyndham	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	DoubleTree Suites by Hilton	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
New Orleans – French Quarter	Wyndham	LA	374
Boston – Beacon Hill	Wyndham	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – The Knickerbocker	Independent	NY	330	95%
New York – Morgans	Independent	NY	117
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Wyndham	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Wyndham	PA	251
Charleston – The Mills House	Wyndham Grand	SC	216
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383

Hotel Portfolio (continued)

Core Hotels	Brand	State	Rooms	% Owned(a)
Austin	DoubleTree Suites by Hilton	TX	188
Dallas – Love Field	Embassy Suites Hotel	TX	248
Houston – Medical Center	Wyndham	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Non-strategic Hotels
Orlando – International Airport	Holiday Inn	FL	288
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262
Charlotte	Embassy Suites Hotel	NC	274	50%
Austin – Central	Embassy Suites Hotel	TX	260

Non-strategic Hotel Held for Sale
San Antonio – NW I-10	Embassy Suites Hotel	TX	216

(a)	We own 100% of each hotel, except where otherwise noted.

Liquidity and Capital Resources
Operating Activities
During the first three months of 2015, our operations (primarily hotel operations) provided $16.8 million in cash, $5.6 million less than the same period last year. This decrease is primarily attributable to Wyndham paying $8 million in 2014 (for 2013) compared to $1 million this year (for 2014) under its annual net operating income guaranty, as well as, an approximately $6.0 million payment we made this year in connection with an ongoing commercial dispute and increased interest paid over the same period last year, all of which is offset by improved operations this year. Our consolidated statements of cash flows combines cash flow from continuing and discontinued operations. Hotels in discontinued operations did not generate significant operating cash flow for the three months ended March 31, 2015 and 2014. The hotels reported in discontinued operations would not have provided acceptable future operating cash flow on our investment, and the absence of their operating cash flow has not had a material impact on our business.
At March 31, 2015, we had $58.9 million of cash and cash equivalents, including $37.0 million held by third-party management companies.
RevPAR growth for the lodging industry remains strong. At our core hotels for the first three months, RevPAR increased 13.5%, driven by a 6.7% increase in ADR and a 6.4% increase in occupancy. At our same-store hotels, we expect RevPAR will increase 8.5-9.5% during 2015, primarily from higher ADR, and our operations will generate $144.1 million to $152.7 million of cash flow this year.
Investing Activities
During the first three months of 2015, we had $66.4 million of cash provided by investing activities compared to $220,000 provided during the same period last year. During the first three months of 2015, we sold hotels for $91.3 million in net proceeds, which is $51.4 million more asset sale proceeds compared to this same period last year. Our restricted cash increased $1.7 million during the first three months of 2015 compared to a $10.2 million reduction of restricted cash during the same period last year (the prior year reduction was used primarily to fund our hotel development project). So far this year, compared to the same period last year, we spent $15.1 million less on improvements and additions to hotels and $13.5 million less on hotel development.
Through March 31, 2015, we have spent $143.2 million (excluding initial acquisition costs and capitalized interest) to redevelop The Knickerbocker, a 4+ star hotel which opened in February 2015.
For renovations and redevelopment this year, we expect to spend approximately $45 million, funded from operating cash flow, cash on hand and borrowings under our line of credit. In addition, at The Knickerbocker, we expect to invest approximately $33 million this year, funded primarily by proceeds from the construction loan and additional proceeds from selling preferred joint venture equity through the EB-5 immigrant investment program.
Since December 2010, we have sold 35 non-strategic hotels for total gross proceeds of $728 million (reflects our pro rata share) and have disposed of our 50% interests in five non-strategic hotels by unwinding certain joint ventures. We have five remaining non-strategic hotels, of which four additional non-strategic hotels (two with a non-refundable deposit, one of which was received prior to March 31, 2015) are expected to close in the second quarter.

Financing Activities
During the first three months of 2015, cash used in financing activities increased by $76.7 million compared to the same period last year. We repaid $26.9 million less in debt and our borrowings were $45.0 million lower this year compared to the same period last year. Our distributions to noncontrolling interests increased because we sold a joint venture property during the first three months of 2015. In the current year, we received $1.2 million in net proceeds from preferred equity issued by The Knickerbocker consolidated joint venture as compared to $40.9 million last year. This year, we expect to pay approximately $2 million of normally occurring principal payments, $32 million of preferred dividends and $22 million in common dividends (assuming no change to our current quarterly dividend rate), all of which will be funded from operating cash flow and cash on hand. We use proceeds from hotel sales to make additional non-recurring principal payments.
FelCor’s Board of Directors declared, and we paid, a $0.04 per share quarterly common stock dividend. FelCor LP, which is our operating partnership, distributes funds to FelCor to pay common or preferred dividends. FelCor's Board of Directors determines the amount of common and preferred dividends for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.
Common Stock Offering. On April 14, 2015, we sold 18.4 million shares of our common stock for net proceeds (after deducting underwriting discounts and commissions and expenses) of approximately $199 million.
On April 14, 2015, we called for redemption of all of our outstanding shares of 8% Series C Cumulative Redeemable Preferred Stock and all depositary shares representing the Series C Preferred Stock. The shares of Series C Preferred Stock and the depositary shares will be redeemed on May 14, 2015, with proceeds from the equity offering. Including accrued dividends, the total redemption price will be $170.4 million. The remaining net proceeds from the offering, along with cash on hand and proceeds from future asset sales, will be used to fund future redevelopment projects and other growth opportunities.
Secured Debt. Except for our senior notes, line of credit and 2014 term loan, our mortgage debt is generally recourse solely to the specific hotels securing the debt, except in case of fraud, misapplication of funds and certain other customary limited recourse carve-out provisions that could extend recourse to us. Much of our secured debt allows us to substitute collateral under certain conditions and is prepayable, (subject in some instances to various prepayment, yield maintenance or defeasance obligations).
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

Interest Rate Caps. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at March 31, 2015 and December 31, 2014. This interest rate cap was not designated as a hedge and had an insignificant fair value at March 31, 2015 and December 31, 2014, resulting in no significant impact on earnings.

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
At March 31, 2015, approximately 78% of our consolidated debt bears fixed-rate interest.
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
Expected Maturity Date
at March 31, 2015
(dollars in thousands)

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$1,893	$2,652	$2,810	$2,954	$528,106	$666,596	$1,205,011	$1,259,243
Average interest rate	4.95%	4.95%	4.95%	4.95%	6.74%	5.48%	6.03%
Floating-rate:
Debt	—	149,361	189,067	—	—	—	338,428	340,060
Average interest rate (a)	—	4.49%	4.26%	—	—	—	4.36%
Total debt	$1,893	$152,013	$191,877	$2,954	$528,106	$666,596	$1,543,439
Average interest rate	4.95%	4.50%	4.27%	4.95%	6.74%	5.48%	5.66%
Net discount							—
Total debt							$1,543,439

(a)	The average floating interest rate considers the implied forward rates in the yield curve at March 31, 2015.

Item 4.	Controls and Procedures.
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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) FelCor’s Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) FelCor’s Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014; (iv) FelCor’s Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and 2014; (v) FelCor’s Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; (vi) FelCor LP’s Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (vii) FelCor LP’s Consolidated Statements of

Operations for the three months ended March 31, 2015 and 2014; (viii) FelCor LP’s Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the three months ended March 31, 2015 and 2014; (x) FelCor LP’s Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

Date: May 1, 2015	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: May 1, 2015	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller