Form 10-Q
period 2015-06-30
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2015-08-04
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

FelCor Lodging Trust Incorporated		☑	Yes	☐	No
FelCor Lodging Limited Partnership	(see Note)	☐	Yes	☑	No
Note: The registrant is currently subject to the filing requirements of the Securities Exchange Act of 1934, but the registrant has not been subject to such filing requirements for the past 90 days. Prior to becoming subject to such filing requirements, the registrant was a voluntary filer and as a voluntary filer, the registrant has filed all reports pursuant to Section 13 or 15(d) for the preceding 12 months as if it had been subject to such filing requirements.

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

At July 27, 2015, FelCor Lodging Trust Incorporated had issued and outstanding 143,332,409 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended June 30, 2015, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2015	December 31, 2014
Assets
Investment in hotels, net of accumulated depreciation of $865,502 and $850,687 at June 30, 2015 and December 31, 2014, respectively	$1,724,543	$1,599,791
Hotel development	51,191	297,466
Investment in unconsolidated entities	11,343	15,095
Hotels held for sale	36,173	47,145
Cash and cash equivalents	106,107	47,147
Restricted cash	23,560	20,496
Accounts receivable, net of allowance for doubtful accounts of $189 and $241 at June 30, 2015 and December 31, 2014, respectively	53,427	27,805
Deferred expenses, net of accumulated amortization of $5,692 and $17,111 at June 30, 2015 and December 31, 2014, respectively	26,308	25,827
Other assets	19,308	23,886
Total assets	$2,051,960	$2,104,658
Liabilities and Equity
Debt	$1,535,256	$1,585,867
Distributions payable	12,406	13,827
Accrued expenses and other liabilities	135,912	135,481
Total liabilities	1,683,574	1,735,175
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 611 units issued and outstanding at June 30, 2015 and December 31, 2014	6,041	6,616
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,879 shares, liquidation value of $321,987, issued and outstanding at June 30, 2015 and December 31, 2014	309,337	309,337
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at December 31, 2014	—	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 143,328 and 124,605 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,433	1,246
Additional paid-in capital	2,561,854	2,353,666
Accumulated deficit	(2,562,464)	(2,530,671)
Total FelCor stockholders’ equity	310,160	302,990
Noncontrolling interests in other partnerships	8,997	18,435
Preferred equity in consolidated joint venture, liquidation value of $43,898 and $42,094 at June 30, 2015 and December 31, 2014, respectively	43,188	41,442
Total equity	362,345	362,867
Total liabilities and equity	$2,051,960	$2,104,658
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2015 and 2014
(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Hotel operating revenue	$236,049	$258,279	$449,334	$479,301
Other revenue	5,054	1,236	5,464	1,563
Total revenues	241,103	259,515	454,798	480,864
Expenses:
Hotel departmental expenses	80,032	89,628	157,688	173,151
Other property-related costs	57,791	62,912	114,686	124,490
Management and franchise fees	9,202	10,160	18,287	19,173
Taxes, insurance and lease expense	16,579	26,992	31,555	50,625
Corporate expenses	6,530	7,647	15,103	15,472
Depreciation and amortization	28,750	29,082	56,522	58,683
Other expenses	1,411	2,114	5,639	4,128
Total operating expenses	200,295	228,535	399,480	445,722
Operating income	40,808	30,980	55,318	35,142
Interest expense, net	(20,278)	(24,495)	(39,759)	(49,722)
Debt extinguishment	(30,823)	(27)	(30,896)	(33)
Other gains, net	166	100	166	100
Income (loss) before equity in income from unconsolidated entities	(10,127)	6,558	(15,171)	(14,513)
Equity in income from unconsolidated entities	7,513	2,766	7,662	3,409
Income (loss) from continuing operations	(2,614)	9,324	(7,509)	(11,104)
Income (loss) from discontinued operations	(83)	5	(79)	140
Income (loss) before gain (loss) on sale of hotels	(2,697)	9,329	(7,588)	(10,964)
Gain (loss) on sale of hotels, net	(550)	15,626	16,337	21,083
Net income (loss)	(3,247)	24,955	8,749	10,119
Net loss (income) attributable to noncontrolling interests in other partnerships	247	(262)	(4,632)	(184)
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	75	(71)	89	50
Preferred distributions - consolidated joint venture	(359)	(341)	(707)	(522)
Net income (loss) attributable to FelCor	(3,284)	24,281	3,499	9,463
Preferred dividends	(7,903)	(9,678)	(17,581)	(19,356)
Redemption of preferred stock	(6,096)	—	(6,096)	—
Net income (loss) attributable to FelCor common stockholders	$(17,283)	$14,603	$(20,178)	$(9,893)
Basic and diluted per common share data:
Income (loss) from continuing operations	$(0.12)	$0.12	$(0.15)	$(0.08)
Net income (loss)	$(0.12)	$0.12	$(0.15)	$(0.08)
Basic weighted average common shares outstanding	140,322	124,169	132,465	124,158
Diluted weighted average common shares outstanding	140,322	125,386	132,465	124,158

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2015 and 2014
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(3,247)	$24,955	$8,749	$10,119
Foreign currency translation adjustment	—	575	—	(45)
Comprehensive income (loss)	(3,247)	25,530	8,749	10,074
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	247	(262)	(4,632)	(184)
Comprehensive loss (income) attributable to redeemable noncontrolling interests in FelCor LP	75	(74)	89	50
Preferred distributions - consolidated joint venture	(359)	(341)	(707)	(522)
Comprehensive income (loss) attributable to FelCor	$(3,284)	$24,853	$3,499	$9,418

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2015 and 2014
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Comprehensive Income (Loss)	Total Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2013	12,948	$478,774	124,051	$1,240	$2,354,328	$24,937	$(2,568,350)	$23,301	$—		$314,230
Conversion of preferred stock into common stock	—	(8)	—	—	8	—	—	—	—		—
Issuance of stock awards	—	—	349	4	(4)	—	—	—	—		—
Stock awards - amortization	—	—	—	—	1,990	—	—	—	—		1,990
Forfeiture of stock awards	—	—	(115)	(1)	—	—	(931)	—	—		(932)
Conversion of operating partnership units into common shares	—	—	5	—	44	—	—	—	—		44
Allocation to redeemable noncontrolling interests	—	—	—	—	(1,519)	—	—	—	—		(1,519)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	5,069	—		5,069
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(7,054)	—		(7,054)
Dividends declared:
$0.04 per common share	—	—	—	—	—	—	(5,037)	—	—		(5,037)
$0.975 per Series A preferred share	—	—	—	—	—	—	(12,558)	—	—		(12,558)
$1.00 per Series C depositary preferred share	—	—	—	—	—	—	(6,798)	—	—		(6,798)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(522)		(522)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	40,994		40,994
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(45)	—	—	—	$(45)
Net loss	—	—	—	—	—	—	9,463	184	522	10,169
Comprehensive loss										$10,124	10,124
Balance at June 30, 2014	12,948	$478,766	124,290	$1,243	$2,354,847	$24,892	$(2,584,211)	$21,500	$40,994		$338,031
Balance at December 31, 2014	12,947	$478,749	124,605	$1,246	$2,353,666	$—	$(2,530,671)	$18,435	$41,442		$362,867
Issuance of common stock	—	—	18,400	184	198,536	—	—	—	—		198,720
Issuance of stock awards	—	—	325	3	647	—	—	—	—		650
Stock awards - amortization	—	—	—	—	3,044	—	—	—	—		3,044
Redemption of Series C preferred stock	(68)	(169,412)	—	—	5,522	—	(6,096)	—	—		(169,986)
Forfeiture of stock awards	—	—	(2)	—	—	—	(8)	—	—		(8)
Allocation to redeemable noncontrolling interests	—	—	—	—	439	—	—	—	—		439
Contribution from noncontrolling interests	—	—	—	—	—	—	—	1,908	—		1,908
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(15,978)	—		(15,978)
Dividends declared:
$0.08 per common share	—	—	—	—	—	—	(11,607)	—	—		(11,607)
$0.975 per Series A preferred share	—	—	—	—	—	—	(12,558)	—	—		(12,558)
$1.00 per Series C depositary preferred share	—	—	—	—	—	—	(5,023)	—	—		(5,023)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(707)		(707)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	1,746		1,746
Comprehensive income (attributable to FelCor and noncontrolling interests in other partnerships):
Net income	—	—	—	—	—	—	3,499	4,632	707	8,838
Comprehensive income										$8,838	8,838
Balance at June 30, 2015	12,879	$309,337	143,328	$1,433	$2,561,854	$—	$(2,562,464)	$8,997	$43,188		$362,345
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$8,749	$10,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,522	58,683
Gain on sale of hotels and other assets, net	(16,420)	(21,574)
Amortization of deferred financing fees and debt discount	2,956	5,907
Amortization of fixed stock and directors’ compensation	3,563	2,953
Equity in income from unconsolidated entities	(7,662)	(3,409)
Distributions of income from unconsolidated entities	5,111	2,320
Debt extinguishment	30,896	278
Changes in assets and liabilities:
Accounts receivable	(8,955)	(1,155)
Other assets	(1,436)	(5,825)
Accrued expenses and other liabilities	(4,384)	5,824
Net cash flow provided by operating activities	68,940	54,121
Cash flows from investing activities:
Improvements and additions to hotels	(25,757)	(48,032)
Hotel development	(21,637)	(48,178)
Net proceeds from asset sales	133,878	93,608
Change in restricted cash – investing	(3,064)	11,181
Insurance proceeds	274	255
Distributions from unconsolidated entities in excess of earnings	6,303	3,906
Net cash flow provided by investing activities	89,997	12,740
Cash flows from financing activities:
Proceeds from borrowings	979,000	140,500
Repayment of borrowings	(1,050,056)	(205,904)
Payment of deferred financing fees	(13,922)	(11)
Distributions paid to noncontrolling interests	(15,978)	(7,054)
Contributions from noncontrolling interests	1,908	5,069
Distributions paid to FelCor LP limited partners	(47)	(20)
Distributions paid to preferred stockholders	(19,847)	(19,356)
Redemption of preferred stock	(169,986)	—
Preferred distributions - consolidated joint venture	(707)	(409)
Distributions paid to common stockholders	(10,765)	(4,968)
Net proceeds from issuance of preferred equity - consolidated joint venture	1,746	40,994
Net proceeds from common stock issuance	198,720	—
Net cash flow used in financing activities	(99,934)	(51,159)
Effect of exchange rate changes on cash	(43)	(3)
Net change in cash and cash equivalents	58,960	15,699
Cash and cash equivalents at beginning of periods	47,147	45,645
Cash and cash equivalents at end of periods	$106,107	$61,344
Supplemental cash flow information – interest paid, net of capitalized interest	$36,069	$43,747

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2015	2014
Assets
Investment in hotels, net of accumulated depreciation of $865,502 and $850,687 at June 30, 2015 and December 31, 2014, respectively	$1,724,543	$1,599,791
Hotel development	51,191	297,466
Investment in unconsolidated entities	11,343	15,095
Hotels held for sale	36,173	47,145
Cash and cash equivalents	106,107	47,147
Restricted cash	23,560	20,496
Accounts receivable, net of allowance for doubtful accounts of $189 and $241 at June 30, 2015 and December 31, 2014, respectively	53,427	27,805
Deferred expenses, net of accumulated amortization of $5,692 and $17,111 at June 30, 2015 and December 31, 2014, respectively	26,308	25,827
Other assets	19,308	23,886
Total assets	$2,051,960	$2,104,658
Liabilities and Partners’ Capital
Debt	$1,535,256	$1,585,867
Distributions payable	12,406	13,827
Accrued expenses and other liabilities	135,912	135,481
Total liabilities	1,683,574	1,735,175
Commitments and contingencies
Redeemable units, 611 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively	6,041	6,616
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879 units issued and outstanding at June 30, 2015 and December 31, 2014	309,337	309,337
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2014	—	169,412
Common units, 143,328 and 124,605 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively	823	(175,759)
Total FelCor LP partners’ capital	310,160	302,990
Noncontrolling interests	8,997	18,435
Preferred capital in consolidated joint venture	43,188	41,442
Total partners’ capital	362,345	362,867
Total liabilities and partners’ capital	$2,051,960	$2,104,658

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2015 and 2014
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Hotel operating revenue	$236,049	$258,279	$449,334	$479,301
Other revenue	5,054	1,236	5,464	1,563
Total revenues	241,103	259,515	454,798	480,864
Expenses:
Hotel departmental expenses	80,032	89,628	157,688	173,151
Other property-related costs	57,791	62,912	114,686	124,490
Management and franchise fees	9,202	10,160	18,287	19,173
Taxes, insurance and lease expense	16,579	26,992	31,555	50,625
Corporate expenses	6,530	7,647	15,103	15,472
Depreciation and amortization	28,750	29,082	56,522	58,683
Other expenses	1,411	2,114	5,639	4,128
Total operating expenses	200,295	228,535	399,480	445,722
Operating income	40,808	30,980	55,318	35,142
Interest expense, net	(20,278)	(24,495)	(39,759)	(49,722)
Debt extinguishment	(30,823)	(27)	(30,896)	(33)
Other gains, net	166	100	166	100
Income (loss) before equity in income from unconsolidated entities	(10,127)	6,558	(15,171)	(14,513)
Equity in income from unconsolidated entities	7,513	2,766	7,662	3,409
Income (loss) from continuing operations	(2,614)	9,324	(7,509)	(11,104)
Income (loss) from discontinued operations	(83)	5	(79)	140
Income (loss) before gain (loss) on sale of hotels	(2,697)	9,329	(7,588)	(10,964)
Gain (loss) on sale of hotels, net	(550)	15,626	16,337	21,083
Net income (loss)	(3,247)	24,955	8,749	10,119
Net loss (income) attributable to noncontrolling interests	247	(262)	(4,632)	(184)
Preferred distributions - consolidated joint venture	(359)	(341)	(707)	(522)
Net income (loss) attributable to FelCor LP	(3,359)	24,352	3,410	9,413
Preferred distributions	(7,903)	(9,678)	(17,581)	(19,356)
Redemption of preferred units	(6,096)	—	(6,096)	—
Net income (loss) attributable to FelCor LP common unitholders	$(17,358)	$14,674	$(20,267)	$(9,943)
Basic and diluted per common unit data:
Income (loss) from continuing operations	$(0.12)	$0.12	$(0.15)	$(0.08)
Net income (loss)	$(0.12)	$0.12	$(0.15)	$(0.08)
Basic weighted average common units outstanding	140,933	124,783	133,076	124,774
Diluted weighted average common units outstanding	140,933	126,000	133,076	124,774

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2015 and 2014
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(3,247)	$24,955	$8,749	$10,119
Foreign currency translation adjustment	—	575	—	(45)
Comprehensive income (loss)	(3,247)	25,530	8,749	10,074
Comprehensive loss (income) attributable to noncontrolling interests	247	(262)	(4,632)	(184)
Preferred distributions - consolidated joint venture	(359)	(341)	(707)	(522)
Comprehensive income (loss) attributable to FelCor LP	$(3,359)	$24,927	$3,410	$9,368

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2015 and 2014
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2013	$478,774	$(212,888)	$25,043	$23,301	$—		$314,230
Conversion of preferred units into common units	(8)	8	—	—	—		—
FelCor restricted stock compensation	—	1,058	—	—	—		1,058
Contributions	—	—	—	5,069	—		5,069
Distributions	—	(24,393)	—	(7,054)	(522)		(31,969)
Allocation to redeemable units	—	(1,425)	—	—	—		(1,425)
Issuance of preferred capital - consolidated joint venture	—	—	—	—	40,994		40,994
Comprehensive loss:
Foreign exchange translation	—	—	(45)	—	—	$(45)
Net income	—	9,413	—	184	522	10,119
Comprehensive loss	—	—	—	—	—	$10,074	10,074
Balance at June 30, 2014	$478,766	$(228,227)	$24,998	$21,500	$40,994		$338,031

Balance at December 31, 2014	$478,749	$(175,759)	$—	$18,435	$41,442		$362,867
Issuance of common units	—	198,720	—	—	—		198,720
FelCor restricted stock compensation	—	3,686	—	—	—		3,686
Redemption of Series C preferred units	(169,412)	(574)	—	—	—		(169,986)
Contributions	—	—	—	1,908	—		1,908
Distributions	—	(29,235)	—	(15,978)	(707)		(45,920)
Allocation to redeemable units	—	575	—	—	—		575
Issuance of preferred capital - consolidated joint venture	—	—	—	—	1,746		1,746
Comprehensive income:
Net income	—	3,410	—	4,632	707	8,749
Comprehensive income	—	—	—	—	—	$8,749	8,749
Balance at June 30, 2015	$309,337	$823	$—	$8,997	$43,188		$362,345

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$8,749	$10,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,522	58,683
Gain on sale of hotels and other assets, net	(16,420)	(21,574)
Amortization of deferred financing fees and debt discount	2,956	5,907
Amortization of fixed stock and directors’ compensation	3,563	2,953
Equity in income from unconsolidated entities	(7,662)	(3,409)
Distributions of income from unconsolidated entities	5,111	2,320
Debt extinguishment	30,896	278
Changes in assets and liabilities:
Accounts receivable	(8,955)	(1,155)
Other assets	(1,436)	(5,825)
Accrued expenses and other liabilities	(4,384)	5,824
Net cash flow provided by operating activities	68,940	54,121
Cash flows from investing activities:
Improvements and additions to hotels	(25,757)	(48,032)
Hotel development	(21,637)	(48,178)
Net proceeds from asset sales	133,878	93,608
Change in restricted cash – investing	(3,064)	11,181
Insurance proceeds	274	255
Distributions from unconsolidated entities in excess of earnings	6,303	3,906
Net cash flow provided by investing activities	89,997	12,740
Cash flows from financing activities:
Proceeds from borrowings	979,000	140,500
Repayment of borrowings	(1,050,056)	(205,904)
Payment of deferred financing fees	(13,922)	(11)
Distributions paid to noncontrolling interests	(15,978)	(7,054)
Contributions from noncontrolling interests	1,908	5,069
Distributions paid to FelCor LP limited partners	(47)	(20)
Distributions paid to preferred unitholders	(19,847)	(19,356)
Redemption of preferred units	(169,986)	—
Preferred distributions - consolidated joint venture	(707)	(409)
Distributions paid to common unitholders	(10,765)	(4,968)
Net proceeds from issuance of preferred capital - consolidated joint venture	1,746	40,994
Net proceeds from common unit issuance	198,720	—
Net cash flow used in financing activities	(99,934)	(51,159)
Effect of exchange rate changes on cash	(43)	(3)
Net change in cash and cash equivalents	58,960	15,699
Cash and cash equivalents at beginning of periods	47,147	45,645
Cash and cash equivalents at end of periods	$106,107	$61,344
Supplemental cash flow information – interest paid, net of capitalized interest	$36,069	$43,747

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 43 hotels as of June 30, 2015, two of which were held for sale. At June 30, 2015, we had an aggregate of 143,939,535 shares and units outstanding, consisting of 143,328,073 shares of FelCor common stock and 611,462 FelCor LP units not owned by FelCor.
Of our 41 hotels as of June 30, 2015 (excluding the two hotels held for sale), we owned 100% interests in 38 hotels, a 95% interest in one hotel (The Knickerbocker) and 50% interests in entities owning two hotels. The Knickerbocker opened in February 2015, and, based on its partial completion as of June 30, 2015, we have classified $274.7 million of this development as investment in hotels, with the remaining investment ($51.2 million) classified as hotel development. We consolidate our real estate interests in the 39 hotels in which we held majority interests, and we record the real estate interests of the two hotels in which we held indirect 50% interests using the equity method. We lease 40 of the 41 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. We operate one 50%-owned hotel without a lease. Because we own controlling interests in our operating lessees, we consolidate our interests in all 40 leased hotels (which we refer to as our Consolidated Hotels) and reflect their operating revenues and expenses in our statements of operations. Of our Consolidated Hotels, we own 50% of the real estate interest in one hotel (we account for the ownership in our real estate interest of this hotel by the equity method) and majority real estate interests in our remaining 39 hotels (we consolidate our real estate interests in these hotels).
The following table illustrates the distribution of our 40 Consolidated Hotels at June 30, 2015:

Brand	Hotels	Rooms
Embassy Suites Hotels®	18	4,982
Wyndham® and Wyndham Grand®	8	2,528
Marriott® and Renaissance®	3	1,321
Holiday Inn®	2	968
DoubleTree by Hilton® and Hilton®	3	802
Sheraton®	2	673
Fairmont®	1	383
The Knickerbocker	1	330
Morgans and Royalton	2	285
Total	40	12,272
At June 30, 2015, our Consolidated Hotels were located in 15 states, with concentrations in California (11 hotels), Florida (six hotels) and Massachusetts (three hotels). Approximately 61% of our revenue was generated from hotels in these three states during the first six months of 2015.
At June 30, 2015, of our 40 Consolidated Hotels: (i) subsidiaries of Hilton Worldwide, or Hilton, managed 20 hotels, (ii) subsidiaries of Wyndham Worldwide, or Wyndham, managed eight hotels, (iii) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (iv) subsidiaries of InterContinental Hotels Group, or IHG, managed two hotels, (v) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed two hotels, (vi) a subsidiary of Fairmont Raffles Hotels International, or Fairmont, managed one hotel, (vii) a subsidiary of Highgate Hotels, or Highgate,

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
managed one hotel, (viii) a subsidiary of Morgans Hotel Group Corporation managed two hotels, and (ix) an independent management company managed one hotel.
The information in our consolidated financial statements for the three and six months ended June 30, 2015 and 2014 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2015 and 2014, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair statement of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities
At June 30, 2015 and December 31, 2014, we owned 50% interests in joint ventures that owned two and three hotels, respectively. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. We account for our investments in these unconsolidated entities under the equity method. We consolidate all of our majority-owned subsidiaries in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	June 30,	December 31,
	2015	2014
Investment in hotels and other properties, net of accumulated depreciation	$19,897	$30,288
Total assets	$33,760	$45,374
Debt	$23,121	$34,192
Total liabilities	$26,118	$36,974
Equity	$7,642	$8,400
Our unconsolidated entities’ debt at June 30, 2015 and December 31, 2014 consisted entirely of non-recourse mortgage debt.
In May 2015, one of our joint ventures sold a hotel, resulting in a $7.1 million gain that we include in our equity in income from unconsolidated entities. In connection with selling this hotel, the joint venture repaid the outstanding $10.5 million mortgage loan encumbering this hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Investment in Unconsolidated Entities — (continued)

The following table (which, among other things, reflects decreases attributable to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014) sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$10,410	$22,327	$16,979	$36,945
Net income	$21,519	$6,462	$22,069	$8,678
Net income attributable to FelCor	$10,760	$3,231	$11,035	$4,339
Cost in excess of joint venture book value of sold hotel	(3,140)	—	(3,140)	—
Depreciation of cost in excess of book value	(107)	(465)	(233)	(930)
Equity in income from unconsolidated entities	$7,513	$2,766	$7,662	$3,409

The following table summarizes the components of our investments in unconsolidated entities (in thousands):

	June 30,	December 31,
	2015	2014
Equity basis of hotel joint venture investments	$(3,102)	$(3,265)
Cost of hotel investments in excess of joint venture book value	7,522	10,895
Equity basis of land and condominium joint venture investments	6,923	7,465
Investment in unconsolidated entities	$11,343	$15,095
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Hotel investments	$7,455	$2,722	$8,203	$3,993
Other investments	58	44	(541)	(584)
Equity in income from unconsolidated entities	$7,513	$2,766	$7,662	$3,409

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt
Consolidated debt consisted of the following (dollars in thousands):

	Encumbered	Interest	Maturity	June 30,	December 31,
	Hotels	Rate (%)	Date	2015	2014
Senior unsecured notes	—	6.00	June 2025	$475,000	$—
Senior secured notes	9	5.625	March 2023	525,000	525,000
Mortgage debt(a)	4	4.95	October 2022	123,422	124,278
Mortgage debt	1	4.94	October 2022	30,973	31,228
Line of credit	7	LIBOR + 2.75	June 2019(b)	316,000	—
The Knickerbocker loan(c)
Construction tranche	1	LIBOR + 4.00	May 2016	58,562	58,562
Cash collateralized tranche	—	LIBOR + 1.25	May 2016	6,299	6,299
Retired debt	—	—	—	—	840,500
Total	22			$1,535,256	$1,585,867

(a)	This debt is comprised of separate non-cross-collateralized loans, each secured by a mortgage encumbering different hotels.

(b)	Our line of credit can be extended for one year (to 2020), subject to satisfying certain conditions.

(c)	This construction loan (total capacity of $85.0 million) finances the redevelopment of The Knickerbocker and can be extended for one year, subject to satisfying certain conditions.

In February 2015, when we sold a hotel, we repaid a $13.0 million loan secured by that hotel that would have otherwise matured in March 2017.

In May 2015, we issued $475 million aggregate principal amount of our 6.00% senior notes due 2025. We used the proceeds from that sale, together with cash on hand and funds drawn under our line of credit, to repurchase and redeem $525 million in aggregate principal amount of our 6.75% senior secured notes due 2019, which had been secured by mortgages on six hotels. We incurred $28.4 million of debt extinguishment charges relating to prepayment premiums and the write-off of deferred loan costs in connection with this transaction. All cash paid to satisfy the extinguishment of the senior secured notes is classified as a financing activity in the statements of cash flows.

In June 2015, we amended and restated our secured line of credit facility to expand our borrowing capacity from $225 million to $400 million. The amended facility now matures in June 2020 (extended from June 2017), assuming we exercise a one-year extension option that is subject to certain conditions. Borrowings under the facility bear interest at LIBOR (no floor) plus an applicable margin ranging from 225 to 275 basis points (reduced from 337.5 basis points), depending on our leverage. The facility is secured by mortgages on seven hotels and permits partial release and substitution of properties, subject to certain conditions. We incurred $164,000 of debt extinguishment charges (relating to writing-off deferred loan costs) when amending the facility. We concurrently repaid a $140 million term loan that otherwise matured in 2017, bore interest at LIBOR plus 250 basis points and was secured by mortgages on three hotels. We incurred $2.0 million of debt extinguishment charges relating to writing-off deferred loan costs for the repaid loan.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Debt — (continued)

In June 2015, when we sold two hotels, we repaid a $49.1 million loan secured by mortgages on three hotels (including the two sold hotels), that would have otherwise matured in March 2017. At June 30, 2015, the remaining hotel that had been mortgaged to secure this loan was held for sale. We incurred $237,000 of debt extinguishment charges relating to writing-off deferred loan costs for the repaid loan.

We reported $20.3 million and $24.5 million of interest expense for the three months ended June 30, 2015 and 2014, respectively, which is net of: (i) interest income of $6,000 and $14,000 and (ii) capitalized interest of $1.6 million and $4.3 million, respectively. We reported $39.8 million and $49.7 million of interest expense for the six months ended June 30, 2015 and 2014, respectively, which is net of: (i) interest income of $11,000 and $29,000 and (ii) capitalized interest of $5.0 million and $8.3 million, respectively.

4.	FelCor Capital Stock/FelCor LP Partners’ Capital

In April 2015, FelCor issued 18.4 million shares of its common stock at $11.25 per share in a public offering. FelCor contributed the net proceeds from the offering ($199 million) to FelCor LP in exchange for 18.4 million common units of limited partnership interests.

In April 2015, FelCor called for redemption of all of our outstanding shares of 8% Series C Cumulative Redeemable Preferred Stock and all depositary shares representing the Series C Preferred Stock. FelCor redeemed those shares of Series C Preferred Stock and the depositary shares, and FelCor LP concurrently redeemed its Series C Preferred Units, on May 14, 2015 using proceeds from the equity offering. Including dividends of $491,000, the total redemption price was $170.4 million. We reduced income available to common shareholders (unitholders) by $6.1 million for the three and six months ended June 30, 2015, primarily representing the original issuance costs ($5.5 million) and discount ($538,000) of the redeemed Series C Preferred Stock (Units).

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Room revenue	$182,066	$200,238	$344,372	$370,067
Food and beverage revenue	42,151	45,471	81,995	85,256
Other operating departments	11,832	12,570	22,967	23,978
Total hotel operating revenue	$236,049	$258,279	$449,334	$479,301
Nearly all of our revenue is comprised of hotel operating revenue. These revenues are recorded net of any sales or occupancy taxes collected from our guests. We record all rebates or discounts, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. We make appropriate allowances for doubtful accounts, which we record as bad debt expense.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended June 30,
	2015		2014
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$44,423	18.8%	$50,585	19.6%
Food and beverage	31,278	13.3	33,066	12.8
Other operating departments	4,331	1.8	5,977	2.3
Total hotel departmental expenses	$80,032	33.9%	$89,628	34.7%

	Six Months Ended June 30,
	2015		2014
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$86,934	19.3%	$97,318	20.3%
Food and beverage	61,974	13.8	64,253	13.4
Other operating departments	8,780	2.0	11,580	2.4
Total hotel departmental expenses	$157,688	35.1%	$173,151	36.1%
Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Three Months Ended June 30,
	2015		2014
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$20,532	8.7%	$21,133	8.2%
Marketing	20,397	8.6	21,150	8.2
Repair and maintenance	9,742	4.1	11,332	4.4
Utilities	7,120	3.1	9,297	3.6
Total other property-related costs	$57,791	24.5%	$62,912	24.4%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

	Six Months Ended June 30,
	2015		2014
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$39,895	8.9%	$40,967	8.5%
Marketing	39,700	8.8	41,221	8.6
Repair and maintenance	20,092	4.5	23,019	4.8
Utilities	14,999	3.3	19,283	4.1
Total other property-related costs	$114,686	25.5%	$124,490	26.0%
Wyndham has guaranteed minimum levels of annual net operating income at each of the hotels it manages for us. We recorded $995,000 and $431,000 for the pro rata portions of the projected aggregate full-year guaranties for the six months ended June 30, 2015 and 2014, respectively (of which $584,000 and $295,000 is attributable to the three months ended June 30, 2015 and 2014, respectively). We record these amounts as a reduction of Wyndham's contractual management and other fees.

6.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Hotel lease expense(a)	$2,134	$13,296	$4,238	$23,687
Land lease expense(b)	3,733	3,160	6,792	5,622
Real estate and other taxes	8,836	8,025	16,695	16,133
Property insurance, general liability insurance and other	1,876	2,511	3,830	5,183
Total taxes, insurance and lease expense	$16,579	$26,992	$31,555	$50,625

(a)
We record hotel lease expense for the consolidated operating lessees of hotels owned by unconsolidated entities and partially offset this expense through noncontrolling interests in other partnerships (generally 49%). We record our 50% share of the corresponding lease income through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $1.2 million and $7.8 million for the three months ended June 30, 2015 and 2014, respectively, and $2.1 million and $12.7 million for the six months ended June 30, 2015 and 2014, respectively, and reflects a decrease attributable to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014.

(b)
We include in land lease expense percentage rent of $2.2 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively, and $3.7 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Hotel Dispositions
Effective January 1, 2014, we adopted the provisions of Accounting Standards Update No. 2014-08, under which the disposal of components of an entity are reported as discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We only apply these new provisions prospectively; consequently, we continue to report hotels that were considered discontinued operations for the year ended December 31, 2013 and prior years as discontinued operations in all periods presented.
During the six months ended June 30, 2015, we sold six hotels and had two hotels held for sale at June 30, 2015. In 2014, we sold three hotels not previously held for sale during the six months ended June 30, 2014 and had two hotels held for sale at June 30, 2014. We designate a hotel as held for sale when the sale is probable within the next twelve months. We included operations for the sold hotels, and those hotels designated as held for sale, in income (loss) from continuing operations as shown in the statements of operations for the three and six months ended June 30, 2015 and 2014, as disposition of these hotels does not represent a strategic shift in our business.

The following table includes condensed financial information primarily related to 12 of 13 hotels sold in 2014 (the remaining hotel was held for sale as of December 31, 2013), six hotels sold during the six months ended June 30, 2015, and two hotels held for sale at June 30, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Hotel operating revenue	$11,244	$52,498	$29,260	$102,966
Operating expenses	(9,078)	(50,693)	(23,620)	(100,223)
Operating income	2,166	1,805	5,640	2,743
Interest expense, net	(436)	(472)	(1,031)	(1,279)
Debt extinguishment	(237)	(18)	(309)	(18)
Equity in income from unconsolidated entities	6,894	1,886	7,098	2,518
Income from continuing operations	8,387	3,201	11,398	3,964
Gain (loss) on sale of hotels, net	(550)	15,626	16,337	21,083
Net income	7,837	18,827	27,735	25,047
Net loss (income) attributable to noncontrolling interests in other partnerships	26	(367)	(5,191)	(484)
Net income attributable to redeemable noncontrolling interests in FelCor LP	(34)	(89)	(97)	(118)
Net income attributable to FelCor	$7,829	$18,371	$22,447	$24,445

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income (Loss) Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to FelCor	$(3,284)	$24,281	$3,499	$9,463
Discontinued operations attributable to FelCor	75	(5)	71	(139)
Income (loss) from continuing operations attributable to FelCor	(3,209)	24,276	3,570	9,324
Less: Preferred dividends	(7,903)	(9,678)	(17,581)	(19,356)
Less: Redemption of preferred stock	(6,096)	—	(6,096)	—
Less: Dividends declared on unvested restricted stock	(13)	(2)	(26)	(3)
Less: Undistributed earnings allocated to unvested restricted stock	—	(6)	—	—
Numerator for continuing operations attributable to FelCor common stockholders	(17,221)	14,590	(20,133)	(10,035)
Discontinued operations attributable to FelCor	(75)	5	(71)	139
Numerator for basic and diluted income (loss) attributable to FelCor common stockholders	$(17,296)	$14,595	$(20,204)	$(9,896)
Denominator:
Denominator for basic income (loss) per share	140,322	124,169	132,465	124,158
Denominator for diluted income (loss) per share	140,322	125,386	132,465	124,158
Basic and diluted income (loss) per share data:
Income (loss) from continuing operations	$(0.12)	$0.12	$(0.15)	$(0.08)
Discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.12)	$0.12	$(0.15)	$(0.08)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income (Loss) Per Share/Unit — (continued)
FelCor LP Income (Loss) Per Unit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to FelCor LP	$(3,359)	$24,352	$3,410	$9,413
Discontinued operations attributable to FelCor LP	75	(5)	71	(140)
Income (loss) from continuing operations attributable to FelCor LP	(3,284)	24,347	3,481	9,273
Less: Preferred distributions	(7,903)	(9,678)	(17,581)	(19,356)
Less: Redemption of preferred units	(6,096)	—	(6,096)	—
Less: Distributions declared on FelCor unvested restricted stock	(13)	(2)	(26)	(3)
Less: Undistributed earnings allocated to FelCor unvested restricted stock	—	(6)	—	—
Numerator for continuing operations attributable to FelCor LP common unitholders	(17,296)	14,661	(20,222)	(10,086)
Discontinued operations attributable to FelCor LP	(75)	5	(71)	140
Numerator for basic and diluted income (loss) attributable to FelCor common unitholders	$(17,371)	$14,666	$(20,293)	$(9,946)
Denominator:
Denominator for basic income (loss) per unit	140,933	124,783	133,076	124,774
Denominator for diluted income (loss) per unit	140,933	126,000	133,076	124,774
Basic and diluted income (loss) per unit data:
Income (loss) from continuing operations	$(0.12)	$0.12	$(0.15)	$(0.08)
Discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.12)	$0.12	$(0.15)	$(0.08)
We include the net gain (loss) on sale of hotels attributable to FelCor/FelCor LP in income (loss) from continuing operations attributable to FelCor/FelCor LP share/unit calculations.
We do not include the following securities because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Series A convertible preferred shares/units	9,984	9,985	9,984	9,985
FelCor restricted stock units	1,478	—	1,332	1,020

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income (Loss) Per Share/Unit — (continued)

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended June 30, 2015 and 2014, and $12.6 million for the six months ended June 30, 2015 and 2014.

We grant our executive officers restricted stock units each year, which provides them with the potential to earn shares of our common stock in three increments over four years. The actual number of shares that vest is determined based on total stockholder return relative to a group of ten lodging REIT peers. We amortize the fixed cost of these grants over the vesting period. We calculate the potential dilutive impact of these awards on our earnings per share using the treasury stock method.

9.	Fair Value of Financial Instruments
Disclosures about fair value of our financial instruments are based on pertinent information available to management as of June 30, 2015 and December 31, 2014. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.
Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our debt for which trading prices are publicly available is based on observable market data (a Level 2 input) and has an estimated fair value of $1.0 billion and $1.1 billion at June 30, 2015 and December 31, 2014, respectively; and (iii) our debt for which trading prices are not publicly available is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $545.5 million and $548.2 million at June 30, 2015 and December 31, 2014, respectively. The estimated fair value of all our debt was $1.6 billion at June 30, 2015 and December 31, 2014. The carrying value of our debt was $1.5 billion and $1.6 billion at June 30, 2015 and December 31, 2014, respectively.

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
At June 30, 2015, we had 611,462 limited partnership units outstanding carried at $6.0 million. The value of these outstanding units is based on the closing price of FelCor’s common stock at June 30, 2015 ($9.88 per share).

Changes in redeemable noncontrolling interests (or redeemable units) for the six months ended June 30, 2015 and 2014 are shown below (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Balance at beginning of period	$6,616	$5,039
Conversion of units	—	(44)
Redemption value allocation	(439)	1,519
Distributions paid to unitholders	(47)	(24)
Comprehensive loss:
Net loss	(89)	(50)
Balance at end of period	$6,041	$6,440

11.    Consolidated Joint Venture Preferred Equity/Capital
Our joint venture that is redeveloping The Knickerbocker raised $45 million through the sale of redeemable preferred equity under the EB-5 immigrant investor program. The purchasers receive a 3.25% current annual return (which increases to 8% if we do not redeem this equity interest before the fifth anniversary of its issuance), plus a 0.25% non-compounding annual return payable at redemption. The venture received $42.0 million in gross proceeds ($41.4 million net of issuance costs) in 2014 and $1.8 million during the six months ended June 30, 2015. The venture will receive the remaining $1.2 million as investors’ visas are approved. We used our 95% share of the proceeds to repay borrowings under our line of credit.
12.    Contingency

One of our consolidated subsidiaries has been engaged in a commercial dispute with a third party. Under generally accepted accounting principles, we recorded $5.9 million in other expenses during the third quarter of 2014 to establish a provision for our estimate of our maximum exposure for this contingency. We paid the disputed amount in January 2015 but continued asserting our contractual rights. In June 2015, we settled the commercial dispute and recovered $3.7 million (net of legal costs) of the expense recorded in 2014, which we have recorded in other revenue for the three and six months ended June 30, 2015.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Recently Issued Accounting Standards — (continued)

Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted but not before the original effective date (for annual reporting periods beginning after December 15, 2016). We are evaluating what impact (if any) ASU 2014-09 will have on our financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for the first interim period within annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We are evaluating what impact (if any) adopting ASU 2015-03 will have on our financial position or results of operations.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FelCor LP’s Consolidating Financial Information — (continued)
The following tables present consolidating information for the Subsidiary Guarantors.
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$649,072	$1,075,471	$—	$1,724,543
Hotel development	—	—	51,191	—	51,191
Equity investment in consolidated entities	1,254,819	—	—	(1,254,819)	—
Investment in unconsolidated entities	4,854	5,202	1,287	—	11,343
Hotels held for sale	—	—	36,173	—	36,173
Cash and cash equivalents	70,742	33,916	1,449	—	106,107
Restricted cash	—	13,548	10,012	—	23,560
Accounts receivable, net	469	35,805	17,153	—	53,427
Deferred expenses, net	16,529	—	9,779	—	26,308
Other assets	6,737	9,741	2,830	—	19,308

Total assets	$1,354,150	$747,284	$1,205,345	$(1,254,819)	$2,051,960

Debt	$1,000,000	$—	$574,692	$(39,436)	$1,535,256
Distributions payable	12,288	—	118	—	12,406
Accrued expenses and other liabilities	25,661	90,986	19,265	—	135,912

Total liabilities	1,037,949	90,986	594,075	(39,436)	1,683,574

Redeemable units, at redemption value	6,041	—	—	—	6,041

Preferred units	309,337	—	—	—	309,337
Common units	823	656,563	558,820	(1,215,383)	823
Total FelCor LP partners’ capital	310,160	656,563	558,820	(1,215,383)	310,160
Noncontrolling interests	—	(265)	9,262	—	8,997
Preferred capital in consolidated joint venture	—	—	43,188	—	43,188
Total partners’ capital	310,160	656,298	611,270	(1,215,383)	362,345
Total liabilities and partners’ capital	$1,354,150	$747,284	$1,205,345	$(1,254,819)	$2,051,960

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$883,189	$716,602	$—	$1,599,791
Hotel development	—	—	297,466	—	297,466
Equity investment in consolidated entities	1,364,470	—	—	(1,364,470)	—
Investment in unconsolidated entities	7,270	6,514	1,311	—	15,095
Hotels held for sale	—	—	47,145	—	47,145
Cash and cash equivalents	5,717	32,923	8,507	—	47,147
Restricted cash	—	12,199	8,297	—	20,496
Accounts receivable, net	963	26,343	499	—	27,805
Deferred expenses, net	17,203	—	8,624	—	25,827
Other assets	4,866	11,531	7,489	—	23,886
Total assets	$1,400,489	$972,699	$1,095,940	$(1,364,470)	$2,104,658

Debt	$1,050,000	$—	$576,654	$(40,787)	$1,585,867
Distributions payable	13,709	—	118	—	13,827
Accrued expenses and other liabilities	27,174	94,154	14,153	—	135,481

Total liabilities	1,090,883	94,154	590,925	(40,787)	1,735,175

Redeemable units, at redemption value	6,616	—	—	—	6,616

Preferred units	478,749	—	—	—	478,749
Common units	(175,759)	878,698	444,985	(1,323,683)	(175,759)
Total FelCor LP partners’ capital	302,990	878,698	444,985	(1,323,683)	302,990
Noncontrolling interests	—	(153)	18,588	—	18,435
Preferred capital in consolidated joint venture	—	—	41,442	—	41,442
Total partners’ capital	302,990	878,545	505,015	(1,323,683)	362,867
Total liabilities and partners’ capital	$1,400,489	$972,699	$1,095,940	$(1,364,470)	$2,104,658

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$236,049	$—	$—	$236,049
Percentage lease revenue	—	—	42,755	(42,755)	—
Other revenue	107	4,800	147	—	5,054
Total revenues	107	240,849	42,902	(42,755)	241,103

Expenses:
Hotel operating expenses	—	147,025	—	—	147,025
Taxes, insurance and lease expense	105	53,559	5,670	(42,755)	16,579
Corporate expenses	(138)	3,909	2,759	—	6,530
Depreciation and amortization	47	14,175	14,528	—	28,750
Other expenses	3	1,463	(55)	—	1,411
Total operating expenses	17	220,131	22,902	(42,755)	200,295
Operating income	90	20,718	20,000	—	40,808
Interest expense, net	(14,572)	3	(5,709)	—	(20,278)
Debt extinguishment	(28,446)	—	(2,377)	—	(30,823)
Other gains, net	—	—	166	—	166
Loss before equity in income from unconsolidated entities	(42,928)	20,721	12,080	—	(10,127)
Equity in income from consolidated entities	32,380	—	—	(32,380)	—
Equity in income from unconsolidated entities	7,297	227	(11)	—	7,513
Loss from continuing operations	(3,251)	20,948	12,069	(32,380)	(2,614)
Loss from discontinued operations	—	—	(83)	—	(83)
Loss before loss on sale of hotels	(3,251)	20,948	11,986	(32,380)	(2,697)
Loss on sale of hotels, net	(108)	(3)	(439)	—	(550)
Net loss	(3,359)	20,945	11,547	(32,380)	(3,247)
Loss attributable to noncontrolling interests	—	251	(4)	—	247
Preferred distributions - consolidated joint venture	—	—	(359)	—	(359)
Net loss attributable to FelCor LP	(3,359)	21,196	11,184	(32,380)	(3,359)
Preferred distributions	(7,903)	—	—	—	(7,903)
Redemption of preferred units	(6,096)	—	—	—	(6,096)
Net loss attributable to FelCor LP common unitholders	$(17,358)	$21,196	$11,184	$(32,380)	$(17,358)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$258,279	$—	$—	$258,279
Percentage lease revenue	1,910	—	28,628	(30,538)	—
Other revenue	1	1,082	153	—	1,236
Total revenues	1,911	259,361	28,781	(30,538)	259,515

Expenses:
Hotel operating expenses	—	162,700	—	—	162,700
Taxes, insurance and lease expense	450	53,325	3,755	(30,538)	26,992
Corporate expenses	149	4,934	2,564	—	7,647
Depreciation and amortization	992	16,880	11,210	—	29,082
Other expenses	—	789	1,325	—	2,114
Total operating expenses	1,591	238,628	18,854	(30,538)	228,535
Operating income	320	20,733	9,927	—	30,980
Interest expense, net	(20,300)	(306)	(3,889)	—	(24,495)
Debt extinguishment	—	—	(27)	—	(27)
Other gains, net	—	100	—	—	100
Income before equity in income from unconsolidated entities	(19,980)	20,527	6,011	—	6,558
Equity in income from consolidated entities	42,238	—	—	(42,238)	—
Equity in income from unconsolidated entities	2,315	462	(11)	—	2,766
Income from continuing operations	24,573	20,989	6,000	(42,238)	9,324
Income from discontinued operations	—	5	—	—	5
Income before gain on sale of hotels	24,573	20,994	6,000	(42,238)	9,329
Gain on sale of hotels, net	(221)	(15)	15,862	—	15,626
Net income	24,352	20,979	21,862	(42,238)	24,955
Income attributable to noncontrolling interests	—	(113)	(149)	—	(262)
Preferred distributions - consolidated joint venture	—	—	(341)	—	(341)
Net income attributable to FelCor LP	24,352	20,866	21,372	(42,238)	24,352
Preferred distributions	(9,678)	—	—	—	(9,678)
Net income attributable to FelCor LP common unitholders	$14,674	$20,866	$21,372	$(42,238)	$14,674

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$449,334	$—	$—	$449,334
Percentage lease revenue	—	—	80,520	(80,520)	—
Other revenue	108	5,147	209	—	5,464
Total revenues	108	454,481	80,729	(80,520)	454,798

Expenses:
Hotel operating expenses	—	290,661	—	—	290,661
Taxes, insurance and lease expense	(49)	101,963	10,161	(80,520)	31,555
Corporate expenses	—	8,631	6,472	—	15,103
Depreciation and amortization	89	29,504	26,929	—	56,522
Other expenses	3	5,509	127	—	5,639
Total operating expenses	43	436,268	43,689	(80,520)	399,480
Operating income	65	18,213	37,040	—	55,318
Interest expense, net	(28,312)	6	(11,453)	—	(39,759)
Debt extinguishment	(28,446)	—	(2,450)	—	(30,896)
Other gains, net	—	—	166	—	166
Loss before equity in income from unconsolidated entities	(56,693)	18,219	23,303	—	(15,171)
Equity in income from consolidated entities	52,738	—	—	(52,738)	—
Equity in income from unconsolidated entities	7,644	41	(23)	—	7,662
Loss from continuing operations	3,689	18,260	23,280	(52,738)	(7,509)
Loss from discontinued operations	—	4	(83)	—	(79)
Loss before gain on sale of hotels	3,689	18,264	23,197	(52,738)	(7,588)
Gain on sale of hotels, net	(279)	(12)	16,628	—	16,337
Net income	3,410	18,252	39,825	(52,738)	8,749
Income attributable to noncontrolling interests	—	510	(5,142)	—	(4,632)
Preferred distributions - consolidated joint venture	—	—	(707)	—	(707)
Net income attributable to FelCor LP	3,410	18,762	33,976	(52,738)	3,410
Preferred distributions	(17,581)	—	—	—	(17,581)
Redemption of preferred units	(6,096)	—	—	—	(6,096)
Net loss attributable to FelCor LP common unitholders	$(20,267)	$18,762	$33,976	$(52,738)	$(20,267)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$479,301	$—	$—	$479,301
Percentage lease revenue	3,309	—	58,496	(61,805)	—
Other revenue	2	1,348	213	—	1,563
Total revenues	3,311	480,649	58,709	(61,805)	480,864

Expenses:
Hotel operating expenses	—	316,814	—	—	316,814
Taxes, insurance and lease expense	870	103,957	7,603	(61,805)	50,625
Corporate expenses	272	9,630	5,570	—	15,472
Depreciation and amortization	1,984	33,532	23,167	—	58,683
Other expenses	35	1,628	2,465	—	4,128
Total operating expenses	3,161	465,561	38,805	(61,805)	445,722
Operating income	150	15,088	19,904	—	35,142
Interest expense, net	(40,784)	(634)	(8,304)	—	(49,722)
Debt extinguishment	—	—	(33)	—	(33)
Other gains, net	—	100	—	—	100
Loss before equity in income from unconsolidated entities	(40,634)	14,554	11,567	—	(14,513)
Equity in income from consolidated entities	47,381	—	—	(47,381)	—
Equity in income from unconsolidated entities	3,115	317	(23)	—	3,409
Loss from continuing operations	9,862	14,871	11,544	(47,381)	(11,104)
Income from discontinued operations	—	34	106	—	140
Loss before gain on sale of hotels	9,862	14,905	11,650	(47,381)	(10,964)
Gain on sale of hotels, net	(449)	(28)	21,560	—	21,083
Net income	9,413	14,877	33,210	(47,381)	10,119
Income attributable to noncontrolling interests	—	21	(205)	—	(184)
Preferred distributions - consolidated joint venture	—	—	(522)	—	(522)
Net income attributable to FelCor LP	9,413	14,898	32,483	(47,381)	9,413
Preferred distributions	(19,356)	—	—	—	(19,356)
Net loss attributable to FelCor LP common unitholders	$(9,943)	$14,898	$32,483	$(47,381)	$(9,943)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(3,359)	$20,945	$11,547	$(32,380)	$(3,247)
Foreign currency translation adjustment	—	—	—	—	—
Comprehensive loss	(3,359)	20,945	11,547	(32,380)	(3,247)
Comprehensive loss attributable to noncontrolling interests	—	251	(4)	—	247
Preferred distributions - consolidated joint venture	—	—	(359)	—	(359)
Comprehensive loss attributable to FelCor LP	$(3,359)	$21,196	$11,184	$(32,380)	$(3,359)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$24,352	$20,979	$21,862	$(42,238)	$24,955
Foreign currency translation adjustment	575	65	510	(575)	575
Comprehensive income	24,927	21,044	22,372	(42,813)	25,530
Comprehensive income attributable to noncontrolling interests	—	(113)	(149)	—	(262)
Preferred distributions - consolidated joint venture	—	—	(341)	—	(341)
Comprehensive income attributable to FelCor LP	$24,927	$20,931	$21,882	$(42,813)	$24,927

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$3,410	$18,252	$39,825	$(52,738)	$8,749
Foreign currency translation adjustment	—	—	—	—	—
Comprehensive income	3,410	18,252	39,825	(52,738)	8,749
Comprehensive income attributable to noncontrolling interests	—	510	(5,142)	—	(4,632)
Preferred distributions - consolidated joint venture	—	—	(707)	—	(707)
Comprehensive income attributable to FelCor LP	$3,410	$18,762	$33,976	$(52,738)	$3,410

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$9,413	$14,877	$33,210	$(47,381)	$10,119
Foreign currency translation adjustment	(45)	(18)	(27)	45	(45)
Comprehensive income	9,368	14,859	33,183	(47,336)	10,074
Comprehensive income attributable to noncontrolling interests	—	21	(205)	—	(184)
Preferred distributions - consolidated joint venture	—	—	(522)	—	(522)
Comprehensive income attributable to FelCor LP	$9,368	$14,880	$32,456	$(47,336)	$9,368

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(27,500)	$39,296	$57,144	$—	$68,940
Investing activities:
Improvements and additions to hotels	(129)	(15,847)	(9,781)	—	(25,757)
Hotel development	—	—	(21,637)	—	(21,637)
Net proceeds from asset sales	(306)	10	134,174	—	133,878
Insurance proceeds	274	—	—	—	274
Change in restricted cash - investing	—	(1,350)	(1,714)	—	(3,064)
Distributions from unconsolidated entities	6,303	—	—	—	6,303
Intercompany financing	167,009	—	—	(167,009)	—
Cash flows from investing activities	173,151	(17,187)	101,042	(167,009)	89,997
Financing activities:
Proceeds from borrowings	475,000	—	504,000	—	979,000
Repayment of borrowings	(545,440)	—	(504,616)	—	(1,050,056)
Payment of deferred financing fees	(8,261)	—	(5,661)	—	(13,922)
Distributions paid to noncontrolling interests	—	(85)	(15,893)	—	(15,978)
Contributions from noncontrolling interests	—	483	1,425	—	1,908
Redemption of preferred units	(169,986)	—	—	—	(169,986)
Distributions paid to preferred unitholders	(19,847)	—	—	—	(19,847)
Distributions paid to common unitholders	(10,765)	—	—	—	(10,765)
Net proceeds from issuance of preferred capital - consolidated joint venture	—	—	1,746	—	1,746
Net proceeds from common stock issuance	198,720	—	—	—	198,720
Intercompany financing	—	(21,471)	(145,538)	167,009	—
Other	(47)	—	(707)	—	(754)
Cash flows from financing activities	(80,626)	(21,073)	(165,244)	167,009	(99,934)
Effect of exchange rate changes on cash	—	(43)	—	—	(43)
Change in cash and cash equivalents	65,025	993	(7,058)	—	58,960
Cash and cash equivalents at beginning of period	5,717	32,923	8,507	—	47,147
Cash and cash equivalents at end of period	$70,742	$33,916	$1,449	$—	$106,107

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(38,098)	$55,424	$36,795	$—	$54,121
Investing activities:
Improvements and additions to hotels	(685)	(29,305)	(18,042)	—	(48,032)
Hotel development	—	—	(48,178)	—	(48,178)
Net proceeds from asset sales	(419)	(56)	94,083	—	93,608
Insurance proceeds	—	255	—	—	255
Change in restricted cash - investing	—	(1,533)	12,714	—	11,181
Distributions from unconsolidated entities	3,406	500	—	—	3,906
Intercompany financing	67,733	—	—	(67,733)	—
Cash flows from investing activities	70,035	(30,139)	40,577	(67,733)	12,740
Financing activities:
Proceeds from borrowings	—	—	140,500	—	140,500
Repayment of borrowings	—	—	(205,904)	—	(205,904)
Distributions paid to preferred unitholders	(19,356)	—	—	—	(19,356)
Distributions paid to common unitholders	(4,968)	—	—	—	(4,968)
Distributions paid to noncontrolling interests	—	(626)	(6,428)	—	(7,054)
Contributions from noncontrolling interests	—	605	4,464	—	5,069
Net proceeds from issuance of preferred capital- consolidated joint venture	—	—	40,994	—	40,994
Intercompany financing	—	(13,511)	(54,222)	67,733	—
Other	(24)	—	(416)	—	(440)
Cash flows from financing activities	(24,348)	(13,532)	(81,012)	67,733	(51,159)
Effect of exchange rate changes on cash	—	(3)	—	—	(3)
Change in cash and cash equivalents	7,589	11,750	(3,640)	—	15,699
Cash and cash equivalents at beginning of period	5,227	33,283	7,135	—	45,645
Cash and cash equivalents at end of period	$12,816	$45,033	$3,495	$—	$61,344

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Revenue per available room, or RevPAR, for our 39 same-store hotels (which excludes The Knickerbocker and two hotels held for sale) increased 7.3% in the second quarter of 2015 compared to the same period last year, driven by a 6.4% increase in average daily rate, or ADR, and an 0.8% increase in occupancy.
During the first six months of 2015, we sold six non-strategic hotels for aggregate gross proceeds of $150.5 million (representing our pro rata share). At June 30, 2015, we had two non-strategic hotels under contract, both of which we designated as held for sale at June 30, 2015. We sold one of these hotels in July 2015, and the remaining hotel is expected to sell in the third quarter, which will complete our portfolio repositioning program.

In April 2015, we issued 18.4 million shares of our common stock for aggregate net proceeds of approximately $199 million (after deducting underwriting discounts and commissions and expenses).

In April 2015, we called all of our outstanding shares of 8% Series C Cumulative Redeemable Preferred Stock and all depositary shares representing the Series C Preferred Stock for redemption. We redeemed the shares of Series C Preferred Stock and the depositary shares on May 14, 2015, with proceeds from our April 2015 equity offering. Including accrued dividends ($491,000), the total redemption price was $170.4 million.

In May 2015, we issued $475 million aggregate principal amount of our 6.00% senior notes due 2025. We used the proceeds from that sale, together with cash on hand and funds drawn under our line of credit, to repurchase and redeem $525 million aggregate principal amount of our 6.75% senior secured notes due 2019, which had been secured by mortgages on six hotels.

In June 2015, we amended and restated our secured line of credit facility to expand our borrowing capacity from $225 million to $400 million. The amended facility now matures in June 2020 (extended from June 2017), assuming we exercise a one-year extension option that is subject to certain conditions. Borrowings under the facility bear interest at LIBOR (no floor) plus an applicable margin ranging from 225 to 275 basis points (reduced from 337.5 basis points), depending on our leverage. The facility is secured by mortgages on seven hotels and permits partial release and substitution of properties, subject to certain conditions. In connection with amending the facility, we repaid a $140 million term loan that otherwise matured in 2017 and was secured by mortgages on three hotels.

These transactions enable us to benefit from historically low interest rates (which reduced our cost of debt), as well as mitigate future market risk and further stagger our maturity profile.

The Knickerbocker, located in the heart of Times Square on the corner of 42nd Street and Broadway in New York City, opened on February 12, 2015. The newly-redeveloped hotel boasts 330 spacious guest rooms, including 31 suites, a state-of-the-art fitness center, a 2,200 square-foot event space, upscale food and dining options, and a spectacular 7,500 square-foot rooftop bar and terrace with unrivaled views of New York City’s skyline. The 4+ star luxury property is a member of The Leading Hotels of the World.

Results of Operations
Comparison of the Three Months ended June 30, 2015 and 2014
For the three months ended June 30, 2015, we recorded a net loss of $3.2 million compared to net income of $25.0 million for the same period last year. Our 2015 net loss includes debt extinguishment charges of $30.8 million and a $633,000 net loss on hotel sales (including discontinued operations), offset by $3.7 million in net revenue attributable to a favorable settlement of a commercial dispute. Additionally, during the current period, one of our unconsolidated joint ventures sold a hotel, the gain from which increased our equity in income from unconsolidated entities by $7.1 million. Our 2014 net income included a $15.6 million net gain on hotel sales.
For the three months ended June 30, 2015:

•
Hotel operating revenue decreased $22.2 million, net of a $36.0 million net reduction in revenue for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, hotel operating revenue increased 6.7% from last year. The increase was driven by a 7.3% increase in same-store RevPAR, reflecting a 6.4% increase in ADR and an 0.8% increase in occupancy. RevPAR for our Wyndham portfolio increased 18.9%, driven by a 13.4% increase in ADR and a 4.9% increase in occupancy, which primarily reflects our repositioning these hotels to upper-upscale.

•	Other revenue increased $3.8 million, which primarily reflects a favorable $3.7 million net settlement of a commercial dispute.

•
Hotel departmental expenses decreased $9.6 million, net of an $11.3 million net reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, hotel departmental expenses decreased to 33.6% of hotel operating revenue in the current period from 35.0% last year. This reduction primarily reflects improved profitability margins for the rooms department, driven by increased ADR.

•
Other property-related costs decreased $5.1 million, net of an $8.9 million net reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, other property-related costs increased 0.2% to 23.6% of hotel operating revenue in the current period from 23.4% last year, primarily reflecting higher marketing costs.

•
Management and franchise fees decreased $958,000, net of a $1.7 million net reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, these costs increased slightly to 3.8% of hotel operating revenue in the current period from 3.7% last year. We calculate base management fees as a percentage of hotel revenues; however, incentive fees generally increase at a higher rate than other hotel expenses as hotel financial performance improves.

•
Taxes, insurance and lease expense decreased $10.4 million and decreased to 7.0% of hotel operating revenue in the current period from 10.5% last year. The decline primarily reflects $10.6 million lower hotel lease expense resulting from unwinding our 10-hotel unconsolidated joint ventures. Historically, we recorded hotel lease expense for 12 consolidated operating lessees owned by unconsolidated entities and the corresponding lease income was recorded in equity in income from unconsolidated entities, with the hotel lease expense not eliminated in consolidation. We unwound the joint ventures in July 2014, as a consequence of which we recorded lower percentage lease expense for the current period. This reduction is partially offset by increased property tax expense, as assessed property values increased, as well as an increase in land lease expense, to the extent our ground lease rent is tied, in whole or in part, to revenue for the period at certain hotels.

•
Corporate expenses decreased $1.1 million and decreased to 2.8% of hotel operating revenue for the current period from 3.0% last year. This decline primarily reflects the change in stock compensation expense associated with variable stock awards (triggered by an increase in our stock price during the three months ended June 30, 2014 compared to a decrease in our stock price during the three months ended June 30, 2015).

•	Depreciation and amortization expense decreased $332,000, primarily attributable to selling hotels.

•	Other expenses decreased $703,000, primarily related to lower pre-opening costs incurred for The Knickerbocker in 2015 (since the hotel opened in February 2015).

•
Net interest expense decreased $4.2 million, primarily reflecting lower outstanding debt and a lower blended interest rate for the period, offset by lower capitalized interest as we complete certain renovation and redevelopment projects, including The Knickerbocker.

•
Debt extinguishment. In the current period, we recorded $30.8 million in debt extinguishment charges (which includes a $10.4 million write-off of deferred loan costs), primarily related to redeeming our 6.75% senior secured notes due 2019.

•
Equity in income from unconsolidated entities increased $4.7 million. In the current period, one of our unconsolidated joint ventures sold a hotel, which increased our equity in income from unconsolidated entities by $7.1 million. That increase was offset by lower income after we unwound our 10-hotel unconsolidated joint ventures in July 2014.

Comparison of the Six Months ended June 30, 2015 and 2014
For the six months ended June 30, 2015, we recorded net income of $8.7 million compared to net income of $10.1 million for the same period last year. Our 2015 net income includes debt extinguishment charges of $30.9 million, offset by a net gain on hotel sales of $16.3 million and $3.7 million in net revenue attributable to a favorable settlement of a commercial dispute. Additionally, during the current period, one of our unconsolidated joint ventures sold a hotel, the gain from which increased our equity in income from unconsolidated entities by $7.1 million. Our 2014 net income included a $21.5 million net gain on hotel sales (including $391,000 in discontinued operations).
For the six months ended June 30, 2015:

•
Hotel operating revenue decreased $30.0 million, net of a $67.9 million net reduction in revenue for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, hotel operating revenue increased 10.1% from last year. The increase was driven by a 10.1% increase in same-store RevPAR, reflecting a 6.5% increase in ADR and a 3.4% increase in occupancy. RevPAR for our Wyndham portfolio increased 19.3%, driven by a 11.5% increase in ADR and a 7.0% increase in occupancy which primarily reflects our repositioning these hotels as upper-upscale.

•	Other revenue increased $3.9 million, which primarily reflects a favorable $3.7 million net settlement of a commercial dispute.

•
Hotel departmental expenses decreased $15.5 million, net of a $22.2 million net reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, hotel departmental expenses decreased to 34.9% of hotel operating revenue in the current period from 36.7% last year. This reduction primarily reflects improved profitability margins for the rooms department, driven by increased ADR. Additionally, we experienced an increase in banquet and catering operations compared to the prior year, which typically have higher margins than other food and beverage operations.

•
Other property-related costs decreased $9.8 million, net of an $18.0 million net reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, other property-related costs decreased as a percentage of hotel operating revenue to 24.8% in the current period from 25.1% last year, primarily driven by ADR growth.

•
Management and franchise fees decreased $886,000, net of a $3.0 million net reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, these costs increased slightly to 4.0% of hotel operating revenue in the current period from 3.8% last year. We calculate base management fees as a percentage of hotel revenues; however, incentive fees generally increase at a higher rate than other hotel expenses as hotel financial performance improves.

•
Taxes, insurance and lease expense decreased $19.1 million and decreased to 7.0% of hotel operating revenue in the current period from 10.6% last year. The decline primarily reflects $19.0 million lower hotel lease expense resulting from unwinding our 10-hotel unconsolidated joint ventures. Historically, we recorded hotel lease expense for 12 consolidated operating lessees owned by unconsolidated entities and the corresponding lease income was recorded in equity in income from unconsolidated entities, with the hotel lease expense not eliminated in consolidation. We unwound the joint ventures in July 2014, as a consequence of which we recorded lower percentage lease expense for the current period. This reduction is partially offset by increased property tax expense, as assessed property values increased, as well as an increase in land lease expense, to the extent our ground lease rent is tied, in whole or in part, to revenue for the period at certain hotels.

•
Corporate expenses decreased $369,000 and increased slightly as a percentage of hotel operating revenue from 3.2% to 3.4%. This decrease in expense primarily reflects the change in stock compensation expense associated with our variable stock awards (which was impacted by an increase in our stock price during the six months ended June 30, 2014 compared to a decrease in our stock price during the six months ended June 30, 2015).

•	Depreciation and amortization expense decreased $2.2 million primarily attributable to selling hotels.

•
Other expenses increased $1.5 million, primarily related to increased pre-opening costs incurred in the current period for The Knickerbocker in conjunction with the February 2015 opening, offset by a reduction in severance costs which were incurred in 2014.

•
Net interest expense decreased $10.0 million, primarily reflecting lower outstanding debt and a lower blended interest rate for the period, offset by lower capitalized interest as we completed certain renovation and redevelopment projects, including The Knickerbocker.

•
Debt extinguishment. In the current period, we recorded $30.9 million in debt extinguishment charges (which includes a $10.5 million write-off of deferred loan costs), primarily related to redeeming our 6.75% senior secured notes due 2019.

•
Equity in income from unconsolidated entities increased $4.3 million. In the current period, one of our unconsolidated joint ventures sold a hotel, which increased our equity in income from unconsolidated entities by $7.1 million. That increase was offset by lower income after we unwound our 10-hotel unconsolidated joint ventures in July 2014.

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

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended June 30,
	2015			2014
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(3,247)			$24,955
Noncontrolling interests	322			(333)
Preferred dividends	(7,903)			(9,678)
Redemption of preferred stock	(6,096)			—
Preferred distributions - consolidated joint venture	(359)			(341)
Net income (loss) attributable to FelCor common stockholders	(17,283)			14,603
Less: Dividends declared on unvested restricted stock	(13)			(2)
Less: Undistributed earnings allocated to unvested restricted stock	—			(6)
Basic earnings per share data	(17,296)	140,322	$(0.12)	14,595	124,169	$0.12
Restricted stock units	—	—	—	—	1,217	—
Diluted earnings per share data	(17,296)	140,322	(0.12)	14,595	125,386	0.12
Depreciation and amortization	28,750	—	0.21	29,082	—	0.23
Depreciation, unconsolidated entities and other partnerships	546	—	—	2,700	—	0.02
Gain on sale of hotel in unconsolidated entity	(7,113)	—	(0.05)	—	—	—
Loss (gain) on sale of hotels, net of noncontrolling interests in other partnerships	631	—	—	(15,541)	—	(0.12)
Other gains, net	(100)	—	—	(100)	—	—
Noncontrolling interests in FelCor LP	(75)	611	—	71	614	(0.01)
Dividends declared on unvested restricted stock	13	—	—	2	—	—
Undistributed earnings allocated to unvested restricted stock	—	—	—	6	—	—
Conversion of unvested restricted stock and units	—	1,535	—	—	11	—
FFO	5,356	142,468	0.04	30,815	126,011	0.24
Debt extinguishment	30,823	—	0.22	25	—	—
Debt extinguishment, unconsolidated entities	330	—	—	—	—	—
Severance costs	—	—	—	3	—	—
Variable stock compensation	(72)	—	—	854	—	0.01
Redemption of preferred stock	6,096	—	0.04	—	—	—
Contract dispute recovery	(3,717)	—	(0.03)	—	—	—
Pre-opening costs, net of noncontrolling interests	523	—	0.01	1,206	—	0.01
Adjusted FFO	$39,339	142,468	$0.28	$32,903	126,011	$0.26

Reconciliation of Net Income to FFO and Adjusted FFO
(in thousands, except per share data)

	Six Months Ended June 30,
	2015			2014
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income	$8,749			$10,119
Noncontrolling interests	(4,543)			(134)
Preferred distributions - consolidated joint venture	(707)			(522)
Redemption of preferred stock	(6,096)			—
Preferred dividends	(17,581)			(19,356)
Net loss attributable to FelCor common stockholders	(20,178)			(9,893)
Less: Dividends declared on unvested restricted stock	(26)			(3)
Basic and diluted earnings per share data	(20,204)	132,465	$(0.15)	(9,896)	124,158	$(0.08)
Depreciation and amortization	56,522	—	0.42	58,683	—	0.47
Depreciation, discontinued operations and unconsolidated entities	1,258	—	0.01	5,374	—	0.04
Gain on sale of hotel in unconsolidated entity	(7,113)	—	(0.05)	—	—	—
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(11,249)	—	(0.09)	(21,361)	—	(0.17)
Other gains, net	(100)	—	—	(100)	—	—
Noncontrolling interests in FelCor LP	(89)	611	—	(50)	616	—
Dividends declared on unvested restricted stock	26	—	—	3	—	—
Conversion of unvested restricted stock and units	—	1,366	—	—	1,029	—
FFO	19,051	134,442	0.14	32,653	125,803	0.26
Debt extinguishment, including discontinued operations, net of noncontrolling interests	30,895	—	0.23	276	—	—
Debt extinguishment, unconsolidated entities	330	—	—	—	—	—
Severance costs	—	—	—	403	—	—
Variable stock compensation	925	—	0.01	1,419	—	0.01
Redemption of preferred stock	6,096	—	0.05	—	—	—
Contract dispute recovery	(3,717)	—	(0.03)	—	—	—
Pre-opening costs, net of noncontrolling interests	4,047	—	0.03	2,259	—	0.02
Adjusted FFO	$57,627	134,442	$0.43	$37,010	125,803	$0.29

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(3,247)	$24,955	$8,749	$10,119
Depreciation and amortization	28,750	29,082	56,522	58,683
Depreciation, unconsolidated entities and other partnerships	546	2,700	1,258	5,374
Interest expense	20,284	24,509	39,770	49,751
Interest expense, discontinued operations and unconsolidated entities	141	647	343	1,390
Noncontrolling interests in other partnerships	247	(262)	(4,632)	(184)
EBITDA	46,721	81,631	102,010	125,133
Debt extinguishment, including discontinued operations, net of noncontrolling interests	30,823	25	30,895	276
Debt extinguishment, unconsolidated entities	330	—	330	—
Gain on sale of hotel in unconsolidated entity	(7,113)	—	(7,113)	—
Loss (gain) on sale of hotels, net of noncontrolling interests in other partnerships	631	(15,541)	(11,249)	(21,361)
Other gains, net	(100)	(100)	(100)	(100)
Amortization of fixed stock and directors’ compensation	1,701	1,171	3,563	2,292
Severance costs	—	3	—	403
Variable stock compensation	(72)	854	925	1,419
Contract dispute recovery	(3,717)	—	(3,717)	—
Pre-opening costs, net of noncontrolling interests	523	1,206	4,047	2,259
Adjusted EBITDA	$69,727	$69,249	119,591	110,321
Adjusted EBITDA from hotels disposed, held for sale or recently opened	(2,063)	(8,798)	(5,264)	(16,609)
Same-store Adjusted EBITDA	$67,664	$60,451	$114,327	$93,712

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Same-store operating revenue:
Room	$167,875	$156,470	$313,808	$284,983
Food and beverage	40,146	38,294	78,253	70,547
Other operating departments	11,571	11,017	22,220	20,805
Same-store operating revenue(a)	219,592	205,781	414,281	376,335
Same-store operating expense:
Room	40,251	39,059	78,210	74,539
Food and beverage	29,222	27,767	58,098	53,496
Other operating departments	4,226	5,164	8,468	9,969
Other property related costs	51,865	48,070	102,574	94,351
Management and franchise fees	8,447	7,707	16,540	14,386
Taxes, insurance and lease expense	13,821	12,926	26,251	25,175
Same-store operating expense(a)	147,832	140,693	290,141	271,916
Hotel EBITDA	$71,760	$65,088	$124,140	$104,419
Hotel EBITDA Margin	32.7%	31.6%	30.0%	27.7%

(a)	Excludes The Knickerbocker, which opened in February 2015, and two hotels held for sale as of June 30, 2015.

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Same-store operating revenue	$219,592	$205,781	$414,281	$376,335
Other revenue	5,054	1,236	5,464	1,563
Revenue from hotels disposed, held for sale and recently opened(a)	16,457	52,498	35,053	102,966
Total revenue	241,103	259,515	454,798	480,864
Same-store operating expense	147,832	140,693	290,141	271,916
Consolidated hotel lease expense(b)	2,134	13,296	4,238	23,687
Unconsolidated taxes, insurance and lease expense	(604)	(1,985)	(1,176)	(3,951)
Corporate expenses	6,530	7,647	15,103	15,472
Depreciation and amortization	28,750	29,082	56,522	58,683
Expenses from hotels disposed, held for sale and recently opened(a)	14,242	37,688	29,013	75,787
Other expenses	1,411	2,114	5,639	4,128
Total operating expense	200,295	228,535	399,480	445,722
Operating income	$40,808	$30,980	$55,318	$35,142

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

Pro Rata Share of Rooms Owned

The following table sets forth, at June 30, 2015, our pro rata share of hotel rooms (excluding two hotels held for sale) after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at June 30, 2015
Consolidated Hotels(1)	40	12,272
Unconsolidated hotel operations	1	171
Total hotels	41	12,443

50% joint ventures	2	(216)
95% joint venture	1	(17)
Pro rata rooms attributed to joint venture partners		(233)
Pro rata share of rooms owned		12,210

(1)	This includes The Knickerbocker, which opened in February 2015.

Hotel Portfolio Composition
The following table illustrates the distribution of same-store hotels.

			Year Ended December 31, 2014
Brand	Hotels	Rooms	Hotel Operating Revenue (in thousands)	Hotel EBITDA (in thousands)(a)
Embassy Suites Hotels	18	4,982	$282,866	$94,990
Wyndham and Wyndham Grand	8	2,528	125,354	43,122
Renaissance and Marriott	3	1,321	128,770	26,086
DoubleTree by Hilton and Hilton	3	802	45,383	15,483
Sheraton	2	673	39,639	10,622
Fairmont	1	383	53,451	10,010
Holiday Inn	2	968	51,511	8,966
Morgans and Royalton	2	285	33,895	3,314
Same-store hotels(b)	39	11,942	760,869	212,593

Market
San Francisco area	5	1,903	$139,692	$39,466
Boston	3	916	85,670	21,832
South Florida	3	923	55,561	17,007
Los Angeles	2	481	28,696	12,404
Myrtle Beach	2	640	41,149	12,218
Philadelphia	2	728	38,680	9,630
Tampa	1	361	49,358	9,301
New York area	3	546	48,456	7,259
Other markets	18	5,444	273,607	83,476
Same-store hotels(b)	39	11,942	760,869	212,593

Location
Urban	17	5,310	$360,177	$97,584
Resort	9	2,733	203,370	51,679
Airport	8	2,621	136,144	43,204
Suburban	5	1,278	61,178	20,126
Same-store hotels(b)	39	11,942	760,869	212,593

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

(b)	Excludes The Knickerbocker, which opened in February 2015, and two hotels held for sale at June 30, 2015.

Hotel Operating Statistics
The following tables set forth occupancy, ADR and RevPAR for the three and six months ended June 30, 2015 and 2014, and the percentage changes therein for the periods presented, for our same-store hotels.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	%Variance	2015	2014	%Variance
Embassy Suites Hotels	83.1	81.7	1.7	82.1	79.3	3.6
Wyndham and Wyndham Grand	81.1	77.4	4.9	75.1	70.2	7.0
Renaissance and Marriott	71.9	76.3	(5.8)	76.3	76.0	0.5
DoubleTree by Hilton and Hilton	82.4	82.8	(0.5)	75.8	73.7	2.9
Sheraton	77.5	75.5	2.5	68.2	66.0	3.2
Fairmont	84.3	83.9	0.5	73.0	71.3	2.4
Holiday Inn	82.0	85.1	(3.6)	76.1	74.8	1.6
Morgans and Royalton	87.9	91.0	(3.3)	80.9	85.2	(5.1)
Same-store hotels (39)(a)	81.1	80.5	0.8	78.0	75.4	3.4
	ADR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	%Variance	2015	2014	%Variance
Embassy Suites Hotels	172.23	162.07	6.3	175.57	164.31	6.9
Wyndham and Wyndham Grand	187.05	164.91	13.4	173.83	155.86	11.5
Renaissance and Marriott	233.86	227.30	2.9	243.39	231.96	4.9
DoubleTree by Hilton and Hilton	164.09	160.29	2.4	163.36	158.52	3.1
Sheraton	160.27	153.06	4.7	145.45	142.37	2.2
Fairmont	361.24	330.56	9.3	314.81	292.78	7.5
Holiday Inn	176.23	160.13	10.1	166.54	147.99	12.5
Morgans and Royalton	310.72	331.94	(6.4)	276.31	297.97	(7.3)
Same-store hotels (39)(a)	190.42	178.94	6.4	186.24	174.91	6.5
	RevPAR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	%Variance	2015	2014	%Variance
Embassy Suites Hotels	143.05	132.35	8.1	144.14	130.22	10.7
Wyndham and Wyndham Grand	151.76	127.59	18.9	130.51	109.40	19.3
Renaissance and Marriott	168.13	173.47	(3.1)	185.73	176.20	5.4
DoubleTree by Hilton and Hilton	135.23	132.72	1.9	123.81	116.77	6.0
Sheraton	124.15	115.62	7.4	99.16	94.03	5.4
Fairmont	304.48	277.30	9.8	229.76	208.76	10.1
Holiday Inn	144.48	136.21	6.1	126.68	110.75	14.4
Morgans and Royalton	273.23	301.98	(9.5)	223.50	253.93	(12.0)
Same-store hotels (39)(a)	154.48	143.98	7.3	145.18	131.85	10.1

(a)	Excludes The Knickerbocker, which opened in February 2015, and two hotels held for sale at June 30, 2015.

Hotel Operating Statistics by Market

	Occupancy (%)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	%Variance	2015	2014	%Variance
San Francisco area	88.5	85.1	4.0	85.5	78.6	8.9
Boston	83.3	85.3	(2.4)	74.9	73.4	2.1
South Florida	83.8	84.9	(1.2)	88.5	88.0	0.6
Los Angeles area	83.7	85.0	(1.5)	82.6	83.9	(1.6)
Myrtle Beach	77.7	78.4	(0.9)	65.9	62.0	6.2
Philadelphia	77.8	77.8	—	63.6	66.2	(4.0)
Tampa	84.3	84.8	(0.6)	86.5	85.5	1.2
New York area	84.8	88.0	(3.6)	77.6	79.9	(2.9)
Other markets	77.8	76.4	1.7	76.4	73.4	4.1
Same-store hotels (39)(a)	81.1	80.5	0.8	78.0	75.4	3.4
	ADR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	%Variance	2015	2014	%Variance
San Francisco area	218.46	203.56	7.3	212.78	196.51	8.3
Boston	282.79	251.50	12.4	245.23	223.48	9.7
South Florida	153.74	148.46	3.6	189.14	177.73	6.4
Los Angeles area	187.53	172.22	8.9	179.09	165.81	8.0
Myrtle Beach	171.84	170.84	0.6	147.79	148.21	(0.3)
Philadelphia	184.47	152.10	21.3	167.29	143.46	16.6
Tampa	210.15	194.20	8.2	231.41	210.17	10.1
New York area	256.29	265.24	(3.4)	234.96	249.10	(5.7)
Other markets	163.95	155.69	5.3	163.88	154.63	6.0
Same-store hotels (39)(a)	190.42	178.94	6.4	186.24	174.91	6.5
	RevPAR ($)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	%Variance	2015	2014	%Variance
San Francisco area	193.39	173.22	11.6	182.02	154.42	17.9
Boston	235.54	214.52	9.8	183.76	163.97	12.1
South Florida	128.91	125.98	2.3	167.44	156.41	7.1
Los Angeles area	156.94	146.34	7.2	148.01	139.19	6.3
Myrtle Beach	133.53	133.98	(0.3)	97.38	91.94	5.9
Philadelphia	143.44	118.32	21.2	106.31	94.98	11.9
Tampa	177.09	164.67	7.5	200.18	179.62	11.4
New York area	217.42	233.33	(6.8)	182.29	198.94	(8.4)
Other markets	127.48	119.01	7.1	125.24	113.46	10.4
Same-store hotels (39)(a)	154.48	143.98	7.3	145.18	131.85	10.1

(a)	Excludes The Knickerbocker, which opened in February 2015, and two hotels held for sale at June 30, 2015.

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at June 30, 2015.

Core Hotels	Brand	State	Rooms	% Owned(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Indian Wells – Esmeralda Resort & Spa	Renaissance	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Napa Valley	Embassy Suites Hotel	CA	205
Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	250
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
San Diego – Bayside	Wyndham	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
Santa Monica – at the Pier	Wyndham	CA	132
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando – Walt Disney World Resort	DoubleTree Suites by Hilton	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance	FL	361
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
New Orleans – French Quarter	Wyndham	LA	374
Boston – Beacon Hill	Wyndham	MA	304
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Minneapolis – Airport	Embassy Suites Hotel	MN	310
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
New York – The Knickerbocker	Independent	NY	330	95%
New York – Morgans	Independent	NY	117
New York – Royalton	Independent	NY	168
Philadelphia – Historic District	Wyndham	PA	364
Philadelphia – Society Hill	Sheraton	PA	364
Pittsburgh – at University Center (Oakland)	Wyndham	PA	251
Charleston – The Mills House	Wyndham Grand	SC	216
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383

Hotel Portfolio (continued)

Core Hotels	Brand	State	Rooms	% Owned(a)
Austin	DoubleTree Suites by Hilton	TX	188
Dallas – Love Field	Embassy Suites Hotel	TX	248
Houston – Medical Center	Wyndham	TX	287
Burlington Hotel & Conference Center	Sheraton	VT	309

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotels Held for Sale
Orlando – International Airport	Holiday Inn	FL	288
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262

(a)	We own 100% of each hotel, except where otherwise noted.

Liquidity and Capital Resources
Operating Activities
RevPAR growth for the lodging industry continues to be above the long-term average. For the six months ended June 30, 2015, RevPAR at our same-store hotels increased 10.1%, driven by a 6.5% increase in ADR and a 3.4% increase in occupancy. We expect RevPAR for these hotels will outperform the industry, increase 8.75-9.5% during 2015 (primarily from higher ADR), and our operations will generate $147.7 million to $153.1 million of cash flow this year.
During the first six months of 2015, our operations (primarily hotel operations) provided $68.9 million in cash, $14.8 million more than the same period last year. This increase primarily reflects improved operations this year, offset by $8 million received in 2014 from Wyndham under its annual net operating income guaranties (for 2013) compared to $1 million received this year (for 2014), as well as a $6.0 million disputed payment we made earlier this year, with respect to which we accrued for the recovery of $3.7 million upon settling that dispute in the second quarter of this year. Additionally, we paid less interest in the current year than in the same period last year.
Our consolidated statements of cash flows combines cash flow from continuing and discontinued operations. Hotels in discontinued operations generated insignificant operating cash flow for the six months ended June 30, 2015 and 2014. Those hotels reported would not have provided acceptable future operating cash flow, and eliminating their operating cash flow has not had a material impact on our business.
At June 30, 2015, we had $106.1 million of cash and cash equivalents, including $32.7 million held by third-party management companies.
Investing Activities
During the six months ended June 30, 2015, we had $90.0 million of cash provided by investing activities compared to $12.7 million provided during the same period last year. During the six months ended June 30, 2015, we sold hotels for $133.9 million in aggregate net proceeds. Our restricted cash increased $3.1 million during that period compared to an $11.2 million reduction of restricted cash during the same period last year, as we used restricted cash in 2014 to fund redevelopment of The Knickerbocker. So far this year, compared to the same period last year, we have spent $22.3 million less on renovations at our hotels and $26.5 million less on hotel development projects.
Through June 30, 2015, we have spent $153.7 million (excluding initial acquisition costs and capitalized interest) to redevelop The Knickerbocker, a 4+ star hotel that opened in February 2015.
For renovations and redevelopment projects (other than The Knickerbocker), we expect to spend approximately $45 million this year, funded from operating cash flow, cash on hand and borrowings under our line of credit. In addition, we expect to invest approximately $33 million this year at The Knickerbocker, funded primarily by proceeds from the construction loan.
Since December 2010, we have sold 39 non-strategic hotels for aggregate gross proceeds of $816 million (representing our pro rata share) and have disposed of our 50% interests in five non-strategic hotels by unwinding certain joint ventures. We had two remaining non-strategic hotels designated as held for sale at June 30, 2015. We sold one of the two remaining hotels in July 2015, and we expect to sell the remaining hotel in the third quarter, which will then complete our portfolio repositioning program.

Financing Activities
During the six months ended June 30, 2015, cash used in financing activities increased by $48.8 million compared to the same period last year. During the current period:

•
We amended and restated our secured line of credit facility to increase aggregate lender commitments to $400 million from $225 million (which resulted in payment of $5.6 million of related deferred financing fees), as well as extend the facility’s maturity to 2020 (assuming we satisfy certain conditions and exercise a one-year extension option) and reduced the applicable interest rate spread by 62.5 basis points. At June 30, 2015, we had $316 million drawn and outstanding under that facility.

•
We issued $475 million of our 6.0% senior notes due 2025 (which resulted in payment of $8.3 million of related deferred financing fees) and used all of the net proceeds, together with cash on hand and funds drawn under our line of credit, to repurchase and redeem all of $525 million (face value) of our outstanding 6.75% senior secured notes due 2019.

•	We used funds drawn under our line of credit to repay a $140 million secured loan that would have otherwise matured in 2017.

•	We used asset sale proceeds to repay $62.1 million of other secured debt.

•	We issued 18.4 million shares of our common stock for net proceeds of approximately $199 million.

•
We used proceeds from selling shares of our common stock to redeem all of our outstanding shares of 8% Series C preferred stock for an aggregate redemption price of $170.4 million (including $491,000 of accrued dividends). As a consequence of redeeming these shares, we significantly reduced our recurring preferred dividend expense.

•	We received $1.7 million of additional net proceeds from the sale of preferred equity interests pursuant to the EB-5 Immigrant Investor Program by The Knickerbocker consolidated joint venture.

•	We increased our distributions to non-controlling interest holders during the first six months of 2015 to $16.0 million, primarily due to the sale of a hotel in a consolidated joint venture.
In 2015, we expect to pay approximately $2 million of scheduled principal payments, $33 million of preferred dividends and $22 million in common dividends (assuming no change to our current quarterly dividend rate), all of which will be funded from operating cash flow and cash on hand. We will use proceeds from the one remaining hotel sale to make additional non-recurring principal payments.
Our Board of Directors declared, and we paid, a $0.04 per share quarterly common stock dividend. FelCor LP, which is our operating partnership, distributes funds to FelCor to pay common or preferred dividends. Our Board of Directors determines the amount of common and preferred dividends for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.

Financing Activities (continued)

Except for our 5.625% senior secured notes due 2023 and our line of credit, our secured debt is generally recourse solely to the specific hotels securing the debt, except in case of fraud, misapplication of funds and certain other customary limited recourse carve-out provisions that could extend recourse to us. Much of our secured debt allows us to substitute collateral under certain conditions and is freely prepayable, (subject in some instances to various prepayment, yield maintenance or defeasance obligations).
Most of our secured debt (other than our 5.625% senior secured notes due 2023 and our line of credit) is subject to lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves, even if revenues are flowing through a lock-box triggered by a specified debt service coverage ratio not being met. All of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.
Senior Notes. Our senior notes, which are guaranteed by FelCor, require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. In addition, our 5.625% senior secured notes due 2023 are secured by a combination of first lien mortgages and related security interests on nine hotels, as well as pledges of equity interests in certain subsidiaries of FelCor LP, and the 6.0% senior unsecured notes require us to maintain at least a minimum amount of unencumbered assets.

Interest Rate Caps. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at June 30, 2015 and December 31, 2014. This interest rate cap was not designated as a hedge and had an insignificant fair value at June 30, 2015 and December 31, 2014, resulting in no significant impact on earnings.

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
At June 30, 2015, approximately 75% of our consolidated debt bears fixed-rate interest.
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
Expected Maturity Date
at June 30, 2015
(dollars in thousands)

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$1,277	$2,652	$2,810	$2,954	$3,106	$1,141,596	$1,154,395	$1,187,791
Average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	5.70%	5.69%
Floating-rate:
Debt	—	64,861	—	—	316,000	—	380,861	381,391
Average interest rate (a)	—	4.57%	—	—	5.21%	—	5.10%
Total debt	$1,277	$67,513	$2,810	$2,954	$319,106	$1,141,596	$1,535,256
Average interest rate	4.95%	4.58%	4.95%	4.95%	5.21%	5.70%	5.54%
Net discount							—
Total debt							$1,535,256

(a)	The average floating interest rate considers the implied forward rates in the yield curve at June 30, 2015.

Item 4.	Controls and Procedures.
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

PART II – OTHER INFORMATION

Item 6.	Exhibits.

The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of FelCor Lodging Trust Incorporated ("FelCor")(filed as Exhibit 3.1 to FelCor’s Form 8-K, dated May 20, 2015, and incorporated herein by reference).

3.2	Articles Supplementary of FelCor (filed as Exhibit 3.2 to FelCor’s Form 8-K, dated May 20, 2015, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of FelCor (filed as Exhibit 3.3 to FelCor’s Form 8-K, dated May 20, 2015, and incorporated herein by reference).

4.1
Indenture, dated as of May 21, 2015, between FelCor Lodging Limited Partnership ("FelCor LP"), FelCor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, registrar and paying agent (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated May 22, 2015, and incorporated herein by reference).

4.2
Registration Rights Agreement, dated May 21, 2015, among FelCor LP, FelCor, the subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC (filed as Exhibit 4.2 to FelCor’s Form 8-K, dated May 22, 2015, and incorporated herein by reference).

10.1
Second Amended and Restated Credit Agreement, dated as of June 4, 2015, among FelCor Austin Downtown Hotel, L.L.C., FelCor Copley Plaza Owner, L.L.C., FelCor/LAX Hotels, L.L.C., Charleston Mills House Hotel, L.L.C., FelCor Santa Monica Owner, L.L.C., FelCor Union Square Hotel, L.L.C., FelCor St. Pete Owner, L.L.C., FelCor Austin Downtown Lessee, L.L.C., FelCor Copley Plaza Leasing, L.L.C., FelCor LAX Lessee, L.L.C., Charleston Mills House Lessee, L.L.C., FelCor Santa Monica Lessee, L.L.C., FelCor Union Square Lessee, L.L.C., and FelCor St. Pete Leasing (SPE), L.L.C., as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders that are parties thereto (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated June 9, 2015, and incorporated herein by reference).

10.2
Second Amended and Restated Guaranty Agreement to the Second Amended and Restated Revolving Credit Agreement, dated as of June 4, 2015, by FelCor and FelCor LP in favor of JPMorgan Chase Bank, N.A., as administrative agent, on behalf of the lenders (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated June 9, 2015, and incorporated herein by reference).

10.3
Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing under the Second Amended and Restated Revolving Credit Agreement for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (filed as Exhibit 10.3 to FelCor’s Form 8-K, dated June 9, 2015, and incorporated herein by reference).

10.4
Form of Pledge and Security Agreement under the Second Amended and Restated Revolving Credit Agreement in favor of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (filed as Exhibit 10.4 to FelCor’s Form 8-K, dated June 9, 2015, and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) FelCor’s Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) FelCor’s Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014; (iv) FelCor’s Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and 2014; (v) FelCor’s Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; (vi) FelCor LP’s Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (vii) FelCor LP’s Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (viii) FelCor LP’s Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the six months ended June 30, 2015 and 2014; (x) FelCor LP’s Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED
a Maryland Corporation

Date: August 4, 2015	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: August 4, 2015	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller