Form 10-Q
period 2015-09-30
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2015-10-30
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

At October 27, 2015, FelCor Lodging Trust Incorporated had issued and outstanding 143,388,304 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended September 30, 2015, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2015	December 31, 2014
Assets
Investment in hotels, net of accumulated depreciation of $880,002 and $850,687 at September 30, 2015 and December 31, 2014, respectively	$1,694,066	$1,599,791
Hotel development	48,655	297,466
Investment in unconsolidated entities	10,938	15,095
Hotels held for sale	—	47,145
Cash and cash equivalents	56,911	47,147
Restricted cash	24,701	20,496
Accounts receivable, net of allowance for doubtful accounts of $230 and $241 at September 30, 2015 and December 31, 2014, respectively	37,085	27,805
Deferred expenses, net of accumulated amortization of $6,864 and $17,111 at September 30, 2015 and December 31, 2014, respectively	25,240	25,827
Other assets	16,574	23,886
Total assets	$1,914,170	$2,104,658

Liabilities and Equity
Debt	$1,418,632	$1,585,867
Distributions payable	12,450	13,827
Accrued expenses and other liabilities	132,321	135,481
Total liabilities	1,563,403	1,735,175
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 611 units issued and outstanding at September 30, 2015 and December 31, 2014	4,323	6,616
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,879 shares, liquidation value of $321,987, issued and outstanding at September 30, 2015 and December 31, 2014	309,337	309,337
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at December 31, 2014	—	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 143,382 and 124,605 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,434	1,246
Additional paid-in capital	2,566,123	2,353,666
Accumulated deficit	(2,582,726)	(2,530,671)
Total FelCor stockholders’ equity	294,168	302,990
Noncontrolling interests in other partnerships	9,090	18,435
Preferred equity in consolidated joint venture, liquidation value of $43,926 and $42,094 at September 30, 2015 and December 31, 2014, respectively	43,186	41,442
Total equity	346,444	362,867
Total liabilities and equity	$1,914,170	$2,104,658
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2015 and 2014
(unaudited, in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Hotel operating revenue	$223,474	$232,449	$672,808	$711,750
Other revenue	1,678	1,607	7,142	3,170
Total revenues	225,152	234,056	679,950	714,920
Expenses:
Hotel departmental expenses	78,514	82,731	236,202	255,882
Other property-related costs	55,893	59,441	170,579	183,931
Management and franchise fees	9,138	9,632	27,425	28,805
Taxes, insurance and lease expense	12,716	19,053	43,933	69,276
Corporate expenses	4,672	6,442	19,775	21,914
Depreciation and amortization	28,988	28,523	85,510	87,206
Impairment loss	20,861	—	20,861	—
Other expenses	5,807	9,746	11,446	13,874
Total operating expenses	216,589	215,568	615,731	660,888
Operating income	8,563	18,488	64,219	54,032
Interest expense, net	(19,602)	(21,922)	(59,361)	(71,644)
Debt extinguishment	(13)	(4,730)	(30,909)	(4,763)
Gain on sale of investment in unconsolidated entities, net	—	30,184	—	30,184
Gain from remeasurement of unconsolidated entities, net	—	20,733	—	20,733
Other gains, net	—	—	166	100
Income (loss) before equity in income from unconsolidated entities	(11,052)	42,753	(25,885)	28,642
Equity in income from unconsolidated entities	321	1,347	7,983	4,756
Income (loss) from continuing operations before income tax expense	(10,731)	44,100	(17,902)	33,398
Income tax expense	(1,054)	(78)	(1,392)	(480)
Income (loss) from continuing operations	(11,785)	44,022	(19,294)	32,918
Income (loss) from discontinued operations	498	(8)	419	132
Income (loss) before gain on sale of hotels	(11,287)	44,014	(18,875)	33,050
Gain on sale of hotels, net	3,154	29,556	19,491	50,639
Net income (loss)	(8,133)	73,570	616	83,689
Net loss (income) attributable to noncontrolling interests in other partnerships	227	(646)	(4,405)	(830)
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	61	(185)	150	(135)
Preferred distributions - consolidated joint venture	(363)	(348)	(1,070)	(870)
Net income (loss) attributable to FelCor	(8,208)	72,391	(4,709)	81,854
Preferred dividends	(6,279)	(9,678)	(23,860)	(29,034)
Redemption of preferred stock	—	—	(6,096)	—
Net income (loss) attributable to FelCor common stockholders	$(14,487)	$62,713	$(34,665)	$52,820
Basic per common share data:
Income (loss) from continuing operations	$(0.10)	$0.50	$(0.26)	$0.42
Net income (loss)	$(0.10)	$0.50	$(0.26)	$0.43
Basic weighted average common shares outstanding	142,982	124,168	136,009	124,159
Diluted per common share data:
Income (loss) from continuing operations	$(0.10)	$0.50	$(0.26)	$0.42
Net income (loss)	$(0.10)	$0.50	$(0.26)	$0.42
Diluted weighted average common shares outstanding	142,982	125,526	136,009	125,289
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2015 and 2014
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(8,133)	$73,570	$616	$83,689
Foreign currency translation adjustment	—	(445)	—	(490)
Reclassification of foreign currency translation to gain	—	(24,448)	—	(24,448)
Comprehensive income (loss)	(8,133)	48,677	616	58,751
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	227	(646)	(4,405)	(830)
Comprehensive loss (income) attributable to redeemable noncontrolling interests in FelCor LP	61	(184)	150	(134)
Preferred distributions - consolidated joint venture	(363)	(348)	(1,070)	(870)
Comprehensive income (loss) attributable to FelCor	$(8,208)	$47,499	$(4,709)	$56,917

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Comprehensive Income (Loss)	Total Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2013	12,948	$478,774	124,051	$1,240	$2,354,328	$24,937	$(2,568,350)	$23,301	$—		$314,230
Conversion of preferred stock into common stock	—	(8)	—	—	8	—	—	—	—		—
Issuance of stock awards	—	—	349	4	(4)	—	—	—	—		—
Stock awards - amortization	—	—	—	—	3,066	—	—	—	—		3,066
Forfeiture of stock awards	—	—	(117)	(1)	—	—	(931)	—	—		(932)
Conversion of operating partnership units into common shares	—	—	6	—	56	—	—	—	—		56
Allocation to redeemable noncontrolling interests	—	—	—	—	(642)	—	—	—	—		(642)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	5,508	—		5,508
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(8,634)	—		(8,634)
Acquisition of noncontrolling interest	—	—	—	—	(3,508)	—	—	(2,342)	—		(5,850)
Dividends declared:
$0.06 per common share	—	—	—	—	—	—	(7,556)	—	—		(7,556)
$1.4625 per Series A preferred share	—	—	—	—	—	—	(18,837)	—	—		(18,837)
$1.50 per Series C depositary preferred share	—	—	—	—	—	—	(10,197)	—	—		(10,197)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(870)		(870)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	41,443		41,443
Comprehensive income (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(489)	—	—	—	$(489)
Reclassification of foreign currency translation to gain	—	—	—	—	—	(24,448)	—	—	—	(24,448)
Net income	—	—	—	—	—	—	81,854	830	870	83,554
Comprehensive income										$58,617	58,617
Balance at September 30, 2014	12,948	$478,766	124,289	$1,243	$2,353,304	$—	$(2,524,017)	$18,663	$41,443		$369,402
Balance at December 31, 2014	12,947	$478,749	124,605	$1,246	$2,353,666	$—	$(2,530,671)	$18,435	$41,442		$362,867
Issuance of common stock	—	—	18,400	184	198,467	—	—	—	—		198,651
Issuance of stock awards	—	—	379	4	690	—	—	—	—		694
Stock awards - amortization and severance	—	—	—	—	5,702	—	—	—	—		5,702
Redemption of Series C preferred stock	(68)	(169,412)	—	—	5,522	—	(6,096)	—	—		(169,986)
Forfeiture of stock awards	—	—	(2)	—	—	—	(8)	—	—		(8)
Allocation to redeemable noncontrolling interests	—	—	—	—	2,076	—	—	—	—		2,076
Contribution from noncontrolling interests	—	—	—	—	—	—	—	2,544	—		2,544
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(16,294)	—		(16,294)
Dividends declared:
$0.12 per common share	—	—	—	—	—	—	(17,382)	—	—		(17,382)
$1.4625 per Series A preferred share	—	—	—	—	—	—	(18,837)	—	—		(18,837)
$1.00 per Series C depositary preferred share	—	—	—	—	—	—	(5,023)	—	—		(5,023)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(1,070)		(1,070)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	1,744		1,744
Comprehensive income (attributable to FelCor and noncontrolling interests in other partnerships):
Net income (loss)	—	—	—	—	—	—	(4,709)	4,405	1,070	$766
Comprehensive income										$766	766
Balance at September 30, 2015	12,879	$309,337	143,382	$1,434	$2,566,123	$—	$(2,582,726)	$9,090	$43,186		$346,444
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$616	$83,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,510	87,206
Gain on sale of hotels and other assets, net	(20,065)	(51,129)
Gain on sale of investment in unconsolidated entities, net	—	(30,184)
Gain from remeasurement of unconsolidated entities, net	—	(20,733)
Amortization of deferred financing fees and debt discount	4,085	8,136
Amortization of fixed stock and directors’ compensation	5,214	4,490
Equity based severance	1,352	—
Equity in income from unconsolidated entities	(7,983)	(4,756)
Distributions of income from unconsolidated entities	5,680	3,394
Debt extinguishment	30,909	5,008
Impairment loss	20,861	—
Changes in assets and liabilities:
Accounts receivable	(9,696)	271
Other assets	1,529	(4,834)
Accrued expenses and other liabilities	(3,958)	7,107
Net cash flow provided by operating activities	114,054	87,665
Cash flows from investing activities:
Improvements and additions to hotels	(35,979)	(65,547)
Hotel development	(31,599)	(63,381)
Net proceeds from asset sales	190,035	119,991
Proceeds from unconsolidated joint venture transaction	—	4,032
Change in restricted cash – investing	(4,204)	42,964
Insurance proceeds	274	255
Distributions from unconsolidated entities in excess of earnings	6,460	10,658
Net cash flow provided by investing activities	124,987	48,972
Cash flows from financing activities:
Proceeds from borrowings	979,000	439,607
Repayment of borrowings	(1,166,693)	(553,867)
Payment of deferred financing fees	(14,348)	(3,052)
Acquisition of noncontrolling interest	—	(5,850)
Distributions paid to noncontrolling interests	(16,294)	(8,634)
Contributions from noncontrolling interests	2,544	5,508
Distributions paid to FelCor LP limited partners	(68)	(31)
Distributions paid to preferred stockholders	(26,125)	(29,034)
Redemption of preferred stock	(169,986)	—
Preferred distributions - consolidated joint venture	(1,070)	(757)
Distributions paid to common stockholders	(16,498)	(7,453)
Net proceeds from issuance of preferred equity - consolidated joint venture	1,744	41,443
Net proceeds from common stock issuance	198,651	—
Net cash flow used in financing activities	(229,143)	(122,120)
Effect of exchange rate changes on cash	(134)	(52)
Net change in cash and cash equivalents	9,764	14,465
Cash and cash equivalents at beginning of periods	47,147	45,645
Cash and cash equivalents at end of periods	$56,911	$60,110
Supplemental cash flow information – interest paid, net of capitalized interest	$55,215	$67,187
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	December 31,
	2015	2014
Assets
Investment in hotels, net of accumulated depreciation of $880,002 and $850,687 at September 30, 2015 and December 31, 2014, respectively	$1,694,066	$1,599,791
Hotel development	48,655	297,466
Investment in unconsolidated entities	10,938	15,095
Hotels held for sale	—	47,145
Cash and cash equivalents	56,911	47,147
Restricted cash	24,701	20,496
Accounts receivable, net of allowance for doubtful accounts of $230 and $241 at September 30, 2015 and December 31, 2014, respectively	37,085	27,805
Deferred expenses, net of accumulated amortization of $6,864 and $17,111 at September 30, 2015 and December 31, 2014, respectively	25,240	25,827
Other assets	16,574	23,886
Total assets	$1,914,170	$2,104,658

Liabilities and Partners’ Capital
Debt	$1,418,632	$1,585,867
Distributions payable	12,450	13,827
Accrued expenses and other liabilities	132,321	135,481
Total liabilities	1,563,403	1,735,175
Commitments and contingencies
Redeemable units, 611 units issued and outstanding at September 30, 2015 and December 31, 2014	4,323	6,616
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879 units issued and outstanding at September 30, 2015 and December 31, 2014	309,337	309,337
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2014	—	169,412
Common units, 143,382 and 124,605 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively	(15,169)	(175,759)
Total FelCor LP partners’ capital	294,168	302,990
Noncontrolling interests	9,090	18,435
Preferred capital in consolidated joint venture	43,186	41,442
Total partners’ capital	346,444	362,867
Total liabilities and partners’ capital	$1,914,170	$2,104,658

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2015 and 2014
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Hotel operating revenue	$223,474	$232,449	$672,808	$711,750
Other revenue	1,678	1,607	7,142	3,170
Total revenues	225,152	234,056	679,950	714,920
Expenses:
Hotel departmental expenses	78,514	82,731	236,202	255,882
Other property-related costs	55,893	59,441	170,579	183,931
Management and franchise fees	9,138	9,632	27,425	28,805
Taxes, insurance and lease expense	12,716	19,053	43,933	69,276
Corporate expenses	4,672	6,442	19,775	21,914
Depreciation and amortization	28,988	28,523	85,510	87,206
Impairment loss	20,861	—	20,861	—
Other expenses	5,807	9,746	11,446	13,874
Total operating expenses	216,589	215,568	615,731	660,888
Operating income	8,563	18,488	64,219	54,032
Interest expense, net	(19,602)	(21,922)	(59,361)	(71,644)
Debt extinguishment	(13)	(4,730)	(30,909)	(4,763)
Gain on sale of investment in unconsolidated entities, net	—	30,184	—	30,184
Gain from remeasurement of unconsolidated entities, net	—	20,733	—	20,733
Other gains, net	—	—	166	100
Income (loss) before equity in income from unconsolidated entities	(11,052)	42,753	(25,885)	28,642
Equity in income from unconsolidated entities	321	1,347	7,983	4,756
Income (loss) from continuing operations before income tax expense	(10,731)	44,100	(17,902)	33,398
Income tax expense	(1,054)	(78)	(1,392)	(480)
Income (loss) from continuing operations	(11,785)	44,022	(19,294)	32,918
Income (loss) from discontinued operations	498	(8)	419	132
Income (loss) before gain on sale of hotels	(11,287)	44,014	(18,875)	33,050
Gain on sale of hotels, net	3,154	29,556	19,491	50,639
Net income (loss)	(8,133)	73,570	616	83,689
Net loss (income) attributable to noncontrolling interests	227	(646)	(4,405)	(830)
Preferred distributions - consolidated joint venture	(363)	(348)	(1,070)	(870)
Net income (loss) attributable to FelCor LP	(8,269)	72,576	(4,859)	81,989
Preferred distributions	(6,279)	(9,678)	(23,860)	(29,034)
Redemption of preferred units	—	—	(6,096)	—
Net income (loss) attributable to FelCor LP common unitholders	$(14,548)	$62,898	$(34,815)	$52,955
Basic and diluted per common unit data:
Income (loss) from continuing operations	$(0.10)	$0.50	$(0.26)	$0.42
Net income (loss)	$(0.10)	$0.50	$(0.26)	$0.42
Basic weighted average common units outstanding	143,594	124,781	136,621	124,774
Diluted weighted average common units outstanding	143,594	126,164	136,621	125,916

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2015 and 2014
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(8,133)	$73,570	$616	$83,689
Foreign currency translation adjustment	—	(445)	—	(490)
Reclassification of foreign currency translation to gain	—	(24,553)	—	(24,553)
Comprehensive income (loss)	(8,133)	48,572	616	58,646
Comprehensive loss (income) attributable to noncontrolling interests	227	(646)	(4,405)	(830)
Preferred distributions - consolidated joint venture	(363)	(348)	(1,070)	(870)
Comprehensive income (loss) attributable to FelCor LP	$(8,269)	$47,578	$(4,859)	$56,946

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2015 and 2014
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2013	$478,774	$(212,888)	$25,043	$23,301	$—		$314,230
Conversion of preferred units into common units	(8)	8	—	—	—		—
FelCor restricted stock compensation	—	2,134	—	—	—		2,134
Contributions	—	—	—	5,508	—		5,508
Distributions	—	(36,590)	—	(8,634)	(870)		(46,094)
Allocation to redeemable units	—	(615)	—	—	—		(615)
Acquisition of noncontrolling interests	—	(3,508)	—	(2,342)	—		(5,850)
Issuance of preferred capital - consolidated joint venture	—	—	—	—	41,443		41,443
Comprehensive income:
Foreign exchange translation	—	—	(490)	—	—	$(490)
Reclassification of foreign currency translation to gain	—	—	(24,553)	—	—	(24,553)
Net income	—	81,989	—	830	870	83,689
Comprehensive income	—	—	—	—	—	$58,646	58,646
Balance at September 30, 2014	$478,766	$(169,470)	$—	$18,663	$41,443		$369,402

Balance at December 31, 2014	$478,749	$(175,759)	$—	$18,435	$41,442		$362,867
Issuance of common units	—	198,651	—	—	—		198,651
FelCor restricted stock compensation	—	6,388	—	—	—		6,388
Redemption of Series C preferred units	(169,412)	(574)	—	—	—		(169,986)
Contributions	—	—	—	2,544	—		2,544
Distributions	—	(41,309)	—	(16,294)	(1,070)		(58,673)
Allocation to redeemable units	—	2,293	—	—	—		2,293
Issuance of preferred capital - consolidated joint venture	—	—	—	—	1,744		1,744
Comprehensive income:
Net income (loss)	—	(4,859)	—	4,405	1,070	$616
Comprehensive income	—	—	—	—	—	$616	616
Balance at September 30, 2015	$309,337	$(15,169)	$—	$9,090	$43,186		$346,444
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$616	$83,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,510	87,206
Gain on sale of hotels and other assets, net	(20,065)	(51,129)
Gain on sale of investment in unconsolidated entities, net	—	(30,184)
Gain from remeasurement of unconsolidated entities, net	—	(20,733)
Amortization of deferred financing fees and debt discount	4,085	8,136
Amortization of fixed stock and directors’ compensation	5,214	4,490
Equity based severance	1,352	—
Equity in income from unconsolidated entities	(7,983)	(4,756)
Distributions of income from unconsolidated entities	5,680	3,394
Debt extinguishment	30,909	5,008
Impairment loss	20,861	—
Changes in assets and liabilities:
Accounts receivable	(9,696)	271
Other assets	1,529	(4,834)
Accrued expenses and other liabilities	(3,958)	7,107
Net cash flow provided by operating activities	114,054	87,665
Cash flows from investing activities:
Improvements and additions to hotels	(35,979)	(65,547)
Hotel development	(31,599)	(63,381)
Net proceeds from asset sales	190,035	119,991
Proceeds from unconsolidated joint venture transaction	—	4,032
Change in restricted cash – investing	(4,204)	42,964
Insurance proceeds	274	255
Distributions from unconsolidated entities in excess of earnings	6,460	10,658
Net cash flow provided by investing activities	124,987	48,972
Cash flows from financing activities:
Proceeds from borrowings	979,000	439,607
Repayment of borrowings	(1,166,693)	(553,867)
Payment of deferred financing fees	(14,348)	(3,052)
Acquisition of noncontrolling interest	—	(5,850)
Distributions paid to noncontrolling interests	(16,294)	(8,634)
Contributions from noncontrolling interests	2,544	5,508
Distributions paid to FelCor LP limited partners	(68)	(31)
Distributions paid to preferred unitholders	(26,125)	(29,034)
Redemption of preferred units	(169,986)	—
Preferred distributions - consolidated joint venture	(1,070)	(757)
Distributions paid to common unitholders	(16,498)	(7,453)
Net proceeds from issuance of preferred capital - consolidated joint venture	1,744	41,443
Net proceeds from common unit issuance	198,651	—
Net cash flow used in financing activities	(229,143)	(122,120)
Effect of exchange rate changes on cash	(134)	(52)
Net change in cash and cash equivalents	9,764	14,465
Cash and cash equivalents at beginning of periods	47,147	45,645
Cash and cash equivalents at end of periods	$56,911	$60,110
Supplemental cash flow information – interest paid, net of capitalized interest	$55,215	$67,187
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 41 hotels as of September 30, 2015. At September 30, 2015, we had an aggregate of 143,993,871 shares and units outstanding, consisting of 143,382,409 shares of FelCor common stock and 611,462 FelCor LP units not owned by FelCor.
Of our 41 hotels as of September 30, 2015, we owned 100% interests in 38 hotels, a 95% interest in one hotel (The Knickerbocker) and 50% interests in entities owning two hotels. The Knickerbocker opened in February 2015, and based on its partial completion as of September 30, 2015, we have transferred $284.8 million of the development into investment in hotels, with the remaining investment ($48.7 million) classified as hotel development. We consolidate our real estate interests in the 39 hotels in which we hold majority interests, and we record the real estate interests of the two hotels in which we hold indirect 50% interests using the equity method. We lease 40 of the 41 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. We operate one 50%-owned hotel without a lease. Because we own controlling interests in our operating lessees, we consolidate our interests in all 40 leased hotels (which we refer to as our Consolidated Hotels) and reflect their operating revenues and expenses in our statements of operations. We own 50% of the real estate interest in one Consolidated Hotel (we account for our real estate interest of this hotel by the equity method) and majority real estate interests in our remaining 39 Consolidated Hotels (we consolidate our real estate interests in these hotels).
The following table illustrates the distribution of our 40 Consolidated Hotels at September 30, 2015:

Brand	Hotels	Rooms
Embassy Suites Hotels®	18	4,982
Wyndham® and Wyndham Grand®	8	2,528
Marriott® and Renaissance®	3	1,321
Holiday Inn®	2	968
DoubleTree by Hilton® and Hilton®	3	802
Sheraton®	2	673
Fairmont®	1	383
The Knickerbocker®	1	330
Morgans® and Royalton®	2	285
Total	40	12,272
At September 30, 2015, our Consolidated Hotels were located in 15 states, with concentrations in California (11 hotels), Florida (six hotels) and Massachusetts (three hotels). Approximately 60% of our revenue was generated from hotels in these three states during the first nine months of 2015.
At September 30, 2015, of our Consolidated Hotels: (i) subsidiaries of Hilton Worldwide, or Hilton, managed 20 hotels; (ii) subsidiaries of Wyndham Worldwide, or Wyndham, managed eight hotels; (iii) subsidiaries of Marriott International Inc., or Marriott, managed three hotels; (iv) subsidiaries of InterContinental Hotels Group, or IHG, managed two hotels; (v) subsidiaries of Starwood Hotels &

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
Resorts Worldwide Inc., or Starwood, managed two hotels; (vi) a subsidiary of Fairmont Raffles Hotels International, or Fairmont, managed one hotel; (vii) a subsidiary of Highgate Hotels, or Highgate, managed one hotel; (viii) a subsidiary of Morgans Hotel Group Corporation, or Morgans, managed two hotels; and (ix) Aimbridge Hospitality managed one hotel.
The information in our consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and nine months ended September 30, 2015 and 2014, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair statement of the results for the periods. Income taxes in prior periods have been reclassified from taxes, insurance and lease expense to conform to the current period presentation of a single line for income tax expense on our consolidated statement of operations. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of actual operating results for the entire year.
2.    Joint Venture Transaction
In July 2014, we unwound unconsolidated joint ventures, in which we held 50% interests, that collectively owned 10 hotels. As a consequence of that transaction, we owned 100% of five of those hotels and none of the other five hotels. We also obtained 100% ownership of an additional hotel of which we owned 90% prior to the unwinding of the joint ventures. We paid $2.2 million to our joint venture partner to equalize the aggregate value of assets each party received as the joint ventures were unwound. This payment was the net of $5.9 million paid for our partner’s 10% interest in the one hotel and $3.7 million received for the difference in values of the five hotels wholly-owned by us compared to the five hotels in which we no longer had any ownership subsequent to the transaction.

As a result of these transactions, we recorded the following in the third quarter of 2014:

•	A $20.7 million gain on the remeasurement of the fair value of the five previously unconsolidated hotels, which we controlled and wholly-owned following the transaction;

•	A $30.2 million gain on the disposition of our unconsolidated interests in the five other hotels (net of $457,000 in transaction costs);

•	A $3.5 million decrease in Additional Paid-In Capital related to our acquisition of the 10% noncontrolling interest of another hotel, which we wholly-owned following the transaction.
In addition to the foregoing, we increased our ownership interest in the operating entities of all six hotels in conjunction with unwinding the joint ventures. Prior to the transaction, we had 51% controlling interests in 10 of the hotel lessees that operated the joint ventures’ 10 hotels and a 90%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Joint Venture Transaction — (continued)
controlling interest in the hotel lessee that operated the eleventh hotel. After unwinding the joint ventures, we no longer had any interest in five lessees and owned 100% in the lessees of the six hotels we owned outright following the transaction. When we unwound the joint ventures, we liquidated the lessees’ assets and liabilities to cash, which was then distributed to the partners based on their ownership interests just prior to unwinding the joint ventures. Consequently, we recorded no gains or losses when changing ownership of the lessees.
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
At September 30, 2015 and December 31, 2014, we owned 50% interests in joint ventures that owned two and three hotels, respectively. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. We account for our investments in these unconsolidated entities under the equity method. We consolidate all of our majority-owned subsidiaries in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	September 30,	December 31,
	2015	2014
Investment in hotels and other properties, net of accumulated depreciation	$21,684	$30,288
Total assets	$32,510	$45,374
Debt	$22,994	$34,192
Total liabilities	$25,486	$36,974
Equity	$7,024	$8,400
Our unconsolidated entities’ debt at September 30, 2015 and December 31, 2014 consisted entirely of non-recourse mortgage debt.
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
The following table (which, among other things, reflects decreases attributable to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014) sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$10,642	$15,699	$27,622	$52,644
Net income	$836	$3,121	$22,906	$11,800
Net income attributable to FelCor	$418	$1,561	$11,453	$5,900
Cost in excess of joint venture book value of sold hotel	—	—	(3,140)	—
Depreciation of cost in excess of book value	(97)	(214)	(330)	(1,144)
Equity in income from unconsolidated entities	$321	$1,347	$7,983	$4,756

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Investment in Unconsolidated Entities — (continued)
The following table summarizes the components of our investments in unconsolidated entities (in thousands):

	September 30,	December 31,
	2015	2014
Equity basis of hotel joint venture investments	$(3,795)	$(3,265)
Cost of hotel investments in excess of joint venture book value	7,426	10,895
Equity basis of land and condominium joint venture investments	7,307	7,465
Investment in unconsolidated entities	$10,938	$15,095
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Hotel investments	$(63)	$1,029	$8,141	$5,022
Other investments	384	318	(158)	(266)
Equity in income from unconsolidated entities	$321	$1,347	$7,983	$4,756

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Debt
Consolidated debt consisted of the following (dollars in thousands):

	Encumbered	Interest	Maturity	September 30,	December 31,
	Hotels	Rate (%)	Date	2015	2014
Senior unsecured notes	—	6.00	June 2025	$475,000	$—
Senior secured notes	9	5.625	March 2023	525,000	525,000
Mortgage debt(a)	4	4.95	October 2022	122,923	124,278
Mortgage debt	1	4.94	October 2022	30,848	31,228
Line of credit	7	LIBOR + 2.75	June 2019(b)	200,000	—
The Knickerbocker loan(c)
Construction tranche	1	LIBOR + 4.00	May 2016	58,562	58,562
Cash collateralized tranche	—	LIBOR + 1.25	May 2016	6,299	6,299
Retired debt	—	—	—	—	840,500
Total	22			$1,418,632	$1,585,867

(a)	This debt is comprised of separate non-cross-collateralized loans, each secured by a mortgage encumbering different hotels.

(b)	Our line of credit can be extended for one year (to 2020), subject to satisfying certain conditions.

(c)	This construction loan (total capacity of $85.0 million) finances the redevelopment of The Knickerbocker and can be extended for one year, subject to satisfying certain conditions.

In February 2015, we sold a hotel and repaid $13.0 million in mortgage debt secured by that hotel that would have otherwise matured in March 2017.

In May 2015, we issued $475 million aggregate principal amount of our 6.00% unsecured senior notes due 2025. We used the proceeds from that issuance, together with cash on hand and funds drawn under our line of credit, to repurchase and redeem $525 million in aggregate principal amount of our 6.75% senior secured notes due 2019, which was secured by mortgages on six hotels. We incurred $28.4 million of debt extinguishment charges relating to prepayment premiums and the write-off of deferred loan costs in connection with this transaction. All cash paid to satisfy the extinguishment of the senior secured notes is classified as a financing activity in the statements of cash flows.

In June 2015, we amended and restated our secured line of credit facility primarily to expand our borrowing capacity from $225 million to $400 million. The amended facility now matures in June 2020 (extended from June 2017), assuming we exercise a one-year extension option that is subject to certain conditions. Borrowings under the facility bear interest at LIBOR (no floor) plus an applicable margin ranging from 225 to 275 basis points (reduced from 337.5 basis points), depending on our leverage. The facility is secured by mortgages on seven hotels and permits partial release and substitution of properties, subject to certain conditions. We incurred $164,000 of debt extinguishment charges (relating to writing-off deferred loan costs) when amending the facility. We concurrently repaid a $140 million term loan that otherwise matured in 2017, bore interest at LIBOR plus 250 basis points and was secured by mortgages on three hotels, including one hotel that is part of the security for the amended facility. We incurred $2.0 million of debt extinguishment charges relating to writing-off deferred loan costs for the repaid loan.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Debt — (continued)

In June 2015, when we sold two hotels, we repaid a $49.1 million loan secured by mortgages on three hotels (including the two sold hotels), that would have otherwise matured in March 2017. We sold the remaining hotel that had been mortgaged to secure this loan in September 2015. We incurred $237,000 of debt extinguishment charges relating to writing-off deferred loan costs for the repaid loan.

We reported $19.6 million and $21.9 million of interest expense for the three months ended September 30, 2015 and 2014, respectively, which is net of: (i) interest income of $6,000 and $13,000 and (ii) capitalized interest of $565,000 and $4.1 million, respectively. We reported $59.4 million and $71.6 million of interest expense for the nine months ended September 30, 2015 and 2014, respectively, which is net of: (i) interest income of $18,000 and $41,000 and (ii) capitalized interest of $5.6 million and $12.4 million, respectively.

5.	FelCor Capital Stock/FelCor LP Partners’ Capital

In April 2015, FelCor issued 18.4 million shares of its common stock at $11.25 per share in a public offering. FelCor contributed the net proceeds from the offering ($199 million) to FelCor LP in exchange for 18.4 million common units of limited partnership interests.

In April 2015, FelCor called for redemption of all of its outstanding shares of 8% Series C Cumulative Redeemable Preferred Stock and all depositary shares representing the Series C Preferred Stock. FelCor redeemed those shares of Series C Preferred Stock and the depositary shares, and FelCor LP concurrently redeemed its Series C Preferred Units, on May 14, 2015 using proceeds from the equity offering. Including dividends of $491,000, the total redemption price was $170.4 million. We reduced income available to common shareholders (unitholders) by $6.1 million for the nine months ended September 30, 2015, primarily representing the original issuance costs ($5.5 million) and discount ($538,000) of the redeemed Series C Preferred Stock (Units).

6.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Room revenue	$177,378	$185,969	$521,750	$556,036
Food and beverage revenue	34,370	34,287	116,365	119,543
Other operating departments	11,726	12,193	34,693	36,171
Total hotel operating revenue	$223,474	$232,449	$672,808	$711,750
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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$44,485	19.9%	$48,348	20.8%
Food and beverage	29,457	13.2	28,667	12.3
Other operating departments	4,572	2.0	5,716	2.5
Total hotel departmental expenses	$78,514	35.1%	$82,731	35.6%

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$131,419	19.5%	$145,666	20.5%
Food and beverage	91,431	13.6	92,920	13.1
Other operating departments	13,352	2.0	17,296	2.4
Total hotel departmental expenses	$236,202	35.1%	$255,882	36.0%
Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$19,493	8.7%	$19,669	8.5%
Marketing	18,595	8.3	19,013	8.2
Repair and maintenance	9,724	4.4	10,887	4.7
Utilities	8,081	3.6	9,872	4.2
Total other property-related costs	$55,893	25.0%	$59,441	25.6%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$59,388	8.8%	$60,638	8.5%
Marketing	58,295	8.7	60,233	8.5
Repair and maintenance	29,816	4.4	33,906	4.8
Utilities	23,080	3.5	29,154	4.0
Total other property-related costs	$170,579	25.4%	$183,931	25.8%
Wyndham has guaranteed minimum levels of annual net operating income at each of the hotels it manages for us. We recorded $1.3 million and $524,000 for the pro rata portions of the projected aggregate full-year guaranties for the nine months ended September 30, 2015 and 2014, respectively (of which $258,000 and $93,000 is attributable to the three months ended September 30, 2015 and 2014, respectively). We record these amounts as a reduction of Wyndham's contractual management and other fees.

7.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Hotel lease expense(a)	$1,524	$5,537	$5,762	$29,224
Land lease expense(b)	3,892	3,670	10,684	9,292
Real estate and other taxes	5,691	7,634	22,048	23,365
Property insurance, general liability insurance and other	1,609	2,212	5,439	7,395
Total taxes, insurance and lease expense	$12,716	$19,053	$43,933	$69,276

(a)
We record hotel lease expense for the consolidated operating lessees of hotels owned by unconsolidated entities and partially offset this expense through noncontrolling interests in other partnerships (generally 49%). We record our 50% share of the corresponding lease income through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $726,000 and $3.3 million for the three months ended September 30, 2015 and 2014, respectively, and $2.8 million and $16.0 million for the nine months ended September 30, 2015 and 2014, respectively, and reflects a decrease attributable to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014.

(b)
We include in land lease expense percentage rent of $2.4 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, and $6.1 million and $4.9 million for the nine months ended September 30, 2015 and 2014, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Impairment Charges

Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components for purposes of determining impairment charges.

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

In the third quarter of 2015, we recorded a $20.9 million impairment charge related to a hotel that no longer meets our investment criteria, resulting in a reduced estimated hold period. The impairment charge was determined using Level 3 input under authoritative guidance for fair value measurements. For this estimate, we used a discounted cash flow analysis with an estimated stabilized growth rate of 3%, a discounted cash flow term of five years, a terminal capitalization rate of 8%, and a discount rate of 11%. As we do not consider a sale of this hotel to be probable within the next twelve months, the hotel is not considered to be held for sale at September 30, 2015.

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
During the nine months ended September 30, 2015, we sold eight hotels. In the nine months ended September 30, 2014, we sold six hotels, one of which was previously held for sale at December 31, 2013, and disposed of five unconsolidated hotels when we unwound our joint ventures. We designate a hotel as held for sale when the sale is probable within the next twelve months. Excluding the hotel held for sale at December 31, 2013, we included operations for the sold hotels, and those hotels designated as held for sale, in income (loss) from continuing operations as shown in the statements of operations for the three and nine months ended September 30, 2015 and 2014, as disposition of these hotels does not represent a strategic shift in our business.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Hotel Dispositions — (continued)

The following table includes condensed financial information primarily related to 12 of 13 hotels sold in 2014 (the remaining hotel was held for sale as of December 31, 2013) and eight hotels sold during the nine months ended September 30, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Hotel operating revenue	$2,890	$32,952	$32,150	$135,918
Operating expenses	(2,396)	(30,633)	(26,016)	(130,856)
Operating income	494	2,319	6,134	5,062
Interest expense, net	—	(575)	(1,031)	(1,854)
Debt extinguishment	—	(914)	(309)	(932)
Gain on sale of investment in unconsolidated entities, net	—	30,184	—	30,184
Equity in income from unconsolidated entities	14	690	7,111	3,209
Income from continuing operations	508	31,704	11,905	35,669
Gain on sale of hotels, net (a)	3,154	29,556	19,491	50,639
Net income	3,662	61,260	31,396	86,308
Net loss (income) attributable to noncontrolling interests in other partnerships	45	(838)	(5,146)	(1,333)
Net income attributable to redeemable noncontrolling interests in FelCor LP	(16)	(290)	(110)	(408)
Net income attributable to FelCor	$3,691	$60,132	$26,140	$84,567

(a)
We recorded a $24.4 million gain from foreign currency translation (which we had previously recorded in accumulated other comprehensive income) when we sold our remaining Canadian hotel in the third quarter of 2014, which substantially liquidated all of our foreign investments.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income (Loss) Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Income (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to FelCor	$(8,208)	$72,391	$(4,709)	$81,854
Discontinued operations attributable to FelCor	(496)	8	(425)	(131)
Income (loss) from continuing operations attributable to FelCor	(8,704)	72,399	(5,134)	81,723
Less: Preferred dividends	(6,279)	(9,678)	(23,860)	(29,034)
Less: Redemption of preferred stock	—	—	(6,096)	—
Less: Dividends declared on unvested restricted stock	(13)	(2)	(40)	(5)
Less: Undistributed earnings allocated to unvested restricted stock	—	(48)	—	(18)
Numerator for continuing operations attributable to FelCor common stockholders	(14,996)	62,671	(35,130)	52,666
Discontinued operations attributable to FelCor	496	(8)	425	131
Numerator for basic and diluted income (loss) attributable to FelCor common stockholders	$(14,500)	$62,663	$(34,705)	$52,797
Denominator:
Denominator for basic income (loss) per share	142,982	124,168	136,009	124,159
Denominator for diluted income (loss) per share	142,982	125,526	136,009	125,289
Basic and diluted income (loss) per share data:
Basic:
Income (loss) from continuing operations	$(0.10)	$0.50	$(0.26)	$0.42
Net income (loss)	$(0.10)	$0.50	$(0.26)	$0.43
Diluted:
Income (loss) from continuing operations	$(0.10)	$0.50	$(0.26)	$0.42
Net income (loss)	$(0.10)	$0.50	$(0.26)	$0.42

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income (Loss) Per Share/Unit — (continued)
FelCor LP Income (Loss) Per Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to FelCor LP	$(8,269)	$72,576	$(4,859)	$81,989
Discontinued operations attributable to FelCor LP	(498)	8	(427)	(132)
Income (loss) from continuing operations attributable to FelCor LP	(8,767)	72,584	(5,286)	81,857
Less: Preferred distributions	(6,279)	(9,678)	(23,860)	(29,034)
Less: Redemption of preferred units	—	—	(6,096)	—
Less: Distributions declared on FelCor unvested restricted stock	(13)	(2)	(40)	(5)
Less: Undistributed earnings allocated to FelCor unvested restricted stock	—	(48)	—	(18)
Numerator for continuing operations attributable to FelCor LP common unitholders	(15,059)	62,856	(35,282)	52,800
Discontinued operations attributable to FelCor LP	498	(8)	427	132
Numerator for basic and diluted income (loss) attributable to FelCor common unitholders	$(14,561)	$62,848	$(34,855)	$52,932
Denominator:
Denominator for basic income (loss) per unit	143,594	124,781	136,621	124,774
Denominator for diluted income (loss) per unit	143,594	126,164	136,621	125,916
Basic and diluted income (loss) per unit data:
Basic:
Income (loss) from continuing operations	$(0.10)	$0.50	$(0.26)	$0.42
Net income (loss)	$(0.10)	$0.50	$(0.26)	$0.42
Diluted:
Income (loss) from continuing operations	$(0.10)	$0.50	$(0.26)	$0.42
Net income (loss)	$(0.10)	$0.50	$(0.26)	$0.42
We include the net gain (loss) on sale of hotels attributable to FelCor/FelCor LP in income (loss) from continuing operations attributable to FelCor/FelCor LP share/unit calculations.
We do not include the following securities because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Series A convertible preferred shares/units	9,984	9,985	9,984	9,985
FelCor restricted stock units	1,173	—	1,136	—

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income (Loss) Per Share/Unit — (continued)

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended September 30, 2015 and 2014, and $18.8 million for the nine months ended September 30, 2015 and 2014.

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
Disclosures about fair value of our financial instruments are based on pertinent information available to management as of September 30, 2015 and December 31, 2014. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.
Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our debt for which trading prices are publicly available is based on observable market data (a Level 2 input) and has an estimated fair value of $1.0 billion and $1.1 billion at September 30, 2015 and December 31, 2014, respectively; and (iii) our debt for which trading prices are not publicly available is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $427.5 million and $548.2 million at September 30, 2015 and December 31, 2014, respectively. The estimated fair value of all our debt was $1.4 billion and $1.6 billion at September 30, 2015 and December 31, 2014, respectively. The carrying value of our debt was $1.4 billion and $1.6 billion at September 30, 2015 and December 31, 2014, respectively.

12.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units
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
At September 30, 2015, we had 611,462 limited partnership units outstanding carried at $4.3 million. The value of these outstanding units is based on the closing price of FelCor’s common stock at September 30, 2015 ($7.07 per share).

Changes in redeemable noncontrolling interests (or redeemable units) for the nine months ended September 30, 2015 and 2014 are shown below (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Balance at beginning of period	$6,616	$5,039
Conversion of units	—	(56)
Redemption value allocation	(2,076)	642
Distributions paid to unitholders	(67)	(36)
Comprehensive income (loss):
Foreign exchange translation	—	(1)
Net income (loss)	(150)	135
Balance at end of period	$4,323	$5,723

13.    Consolidated Joint Venture Preferred Equity/Capital
Our joint venture that is redeveloping The Knickerbocker raised $45 million through the sale of redeemable preferred equity under the EB-5 immigrant investor program. The purchasers receive a 3.25% current annual return (which increases to 8% if we do not redeem this equity interest before the fifth anniversary of its issuance), plus a 0.25% non-compounding annual return payable at redemption. The venture received $42.0 million in gross proceeds ($41.4 million net of issuance costs) in 2014 and $1.8 million during the nine months ended September 30, 2015. The venture will receive the remaining $1.2 million as investors’ visas are approved. We used our 95% share of the proceeds to repay borrowings under our line of credit (which were used to fund the redevelopment).

14.    Contingency

One of our consolidated subsidiaries has been engaged in a commercial dispute with a third party. Under generally accepted accounting principles, we recorded $5.9 million in other expenses during the third quarter of 2014 to establish a provision for our estimate of our maximum exposure for this contingency. We paid the disputed amount in January 2015 but continued asserting our contractual rights. In June 2015, we settled the commercial dispute and recovered $3.7 million (net of legal costs) of the expense recorded in 2014, which we have recorded in other revenue for the nine months ended September 30, 2015.

15.    Severance

During the three and nine months ended September 30, 2015, we recorded severance charges of $3.6 million, included in other expenses, related to certain FelCor officers.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance
Costs. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This amendment provides additional guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements. These amendments are effective for the first interim period within annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We are evaluating what impact (if any) adopting this guidance will have on our financial position or results of operations.

17.	FelCor LP’s Consolidating Financial Information
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
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$621,978	$1,072,088	$—	$1,694,066
Hotel development	—	—	48,655	—	48,655
Equity investment in consolidated entities	1,292,813	—	—	(1,292,813)	—
Investment in unconsolidated entities	4,544	5,118	1,276	—	10,938
Cash and cash equivalents	18,453	36,464	1,994	—	56,911
Restricted cash	—	14,163	10,538	—	24,701
Accounts receivable, net	440	33,459	3,186	—	37,085
Deferred expenses, net	16,163	—	9,077	—	25,240
Other assets	4,512	8,615	3,447	—	16,574

Total assets	$1,336,925	$719,797	$1,150,261	$(1,292,813)	$1,914,170

Debt	$1,000,000	$—	$458,068	$(39,436)	$1,418,632
Distributions payable	12,331	—	119	—	12,450
Accrued expenses and other liabilities	26,103	88,390	17,828	—	132,321

Total liabilities	1,038,434	88,390	476,015	(39,436)	1,563,403

Redeemable units, at redemption value	4,323	—	—	—	4,323

Preferred units	309,337	—	—	—	309,337
Common units	(15,169)	632,039	621,338	(1,253,377)	(15,169)
Total FelCor LP partners’ capital	294,168	632,039	621,338	(1,253,377)	294,168
Noncontrolling interests	—	(632)	9,722	—	9,090
Preferred capital in consolidated joint venture	—	—	43,186	—	43,186
Total partners’ capital	294,168	631,407	674,246	(1,253,377)	346,444
Total liabilities and partners’ capital	$1,336,925	$719,797	$1,150,261	$(1,292,813)	$1,914,170

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$757,694	$842,097	$—	$1,599,791
Hotel development	—	—	297,466	—	297,466
Equity investment in consolidated entities	1,364,470	—	—	(1,364,470)	—
Investment in unconsolidated entities	7,270	6,514	1,311	—	15,095
Hotels held for sale	—	—	47,145	—	47,145
Cash and cash equivalents	5,717	32,923	8,507	—	47,147
Restricted cash	—	12,199	8,297	—	20,496
Accounts receivable, net	963	26,343	499	—	27,805
Deferred expenses, net	17,203	—	8,624	—	25,827
Other assets	4,866	11,510	7,510	—	23,886
Total assets	$1,400,489	$847,183	$1,221,456	$(1,364,470)	$2,104,658

Debt	$1,050,000	$—	$576,654	$(40,787)	$1,585,867
Distributions payable	13,709	—	118	—	13,827
Accrued expenses and other liabilities	27,174	93,690	14,617	—	135,481

Total liabilities	1,090,883	93,690	591,389	(40,787)	1,735,175

Redeemable units, at redemption value	6,616	—	—	—	6,616

Preferred units	478,749	—	—	—	478,749
Common units	(175,759)	753,646	570,037	(1,323,683)	(175,759)
Total FelCor LP partners’ capital	302,990	753,646	570,037	(1,323,683)	302,990
Noncontrolling interests	—	(153)	18,588	—	18,435
Preferred capital in consolidated joint venture	—	—	41,442	—	41,442
Total partners’ capital	302,990	753,493	630,067	(1,323,683)	362,867
Total liabilities and partners’ capital	$1,400,489	$847,183	$1,221,456	$(1,364,470)	$2,104,658

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$223,474	$—	$—	$223,474
Percentage lease revenue	—	—	44,523	(44,523)	—
Other revenue	3	1,497	178	—	1,678
Total revenues	3	224,971	44,701	(44,523)	225,152

Expenses:
Hotel operating expenses	—	143,545	—	—	143,545
Taxes, insurance and lease expense	533	53,272	3,434	(44,523)	12,716
Corporate expenses	—	2,718	1,954	—	4,672
Depreciation and amortization	49	11,876	17,063	—	28,988
Impairment loss	—	20,861	—	—	20,861
Other expenses	3,626	1,311	870	—	5,807
Total operating expenses	4,208	233,583	23,321	(44,523)	216,589
Operating income	(4,205)	(8,612)	21,380	—	8,563
Interest expense, net	(14,302)	3	(5,303)	—	(19,602)
Debt extinguishment	(13)	—	—	—	(13)
Loss before equity in income from unconsolidated entities	(18,520)	(8,609)	16,077	—	(11,052)
Equity in income from consolidated entities	10,069	—	—	(10,069)	—
Equity in income from unconsolidated entities	417	(85)	(11)	—	321
Loss from continuing operations before income tax expense	(8,034)	(8,694)	16,066	(10,069)	(10,731)
Income tax expense	(194)	(860)	—	—	(1,054)
Loss from continuing operations	(8,228)	(9,554)	16,066	(10,069)	(11,785)
Income from discontinued operations	—	(2)	500	—	498
Loss before gain on sale of hotels	(8,228)	(9,556)	16,566	(10,069)	(11,287)
Gain on sale of hotels, net	(41)	(31)	3,226	—	3,154
Net loss	(8,269)	(9,587)	19,792	(10,069)	(8,133)
Loss attributable to noncontrolling interests	—	81	146	—	227
Preferred distributions - consolidated joint venture	—	—	(363)	—	(363)
Net loss attributable to FelCor LP	(8,269)	(9,506)	19,575	(10,069)	(8,269)
Preferred distributions	(6,279)	—	—	—	(6,279)
Net loss attributable to FelCor LP common unitholders	$(14,548)	$(9,506)	$19,575	$(10,069)	$(14,548)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$232,449	$—	$—	$232,449
Percentage lease revenue	2,537	—	36,131	(38,668)	—
Other revenue	3	1,425	179	—	1,607
Total revenues	2,540	233,874	36,310	(38,668)	234,056

Expenses:
Hotel operating expenses	—	151,804	—	—	151,804
Taxes, insurance and lease expense	492	52,036	5,193	(38,668)	19,053
Corporate expenses	152	3,801	2,489	—	6,442
Depreciation and amortization	694	14,075	13,754	—	28,523
Other expenses	84	7,116	2,546	—	9,746
Total operating expenses	1,422	228,832	23,982	(38,668)	215,568
Operating income	1,118	5,042	12,328	—	18,488
Interest expense, net	(16,850)	(126)	(4,946)	—	(21,922)
Debt extinguishment	(3,816)	—	(914)	—	(4,730)
Gain on sale of investment in unconsolidated entities, net	30,184	—	—	—	30,184
Gain from remeasurement of unconsolidated entities, net	20,733	—	—	—	20,733
Income before equity in income from unconsolidated entities	31,369	4,916	6,468	—	42,753
Equity in income from consolidated entities	40,734	—	—	(40,734)	—
Equity in income from unconsolidated entities	1,099	259	(11)	—	1,347
Income from continuing operations before income tax expense	73,202	5,175	6,457	(40,734)	44,100
Income tax expense	(14)	(64)	—	—	(78)
Income from continuing operations	73,188	5,111	6,457	(40,734)	44,022
Loss from discontinued operations	—	(8)	—	—	(8)
Income before gain on sale of hotels	73,188	5,103	6,457	(40,734)	44,014
Gain on sale of hotels, net	(612)	22,176	7,992	—	29,556
Net income	72,576	27,279	14,449	(40,734)	73,570
Income attributable to noncontrolling interests	—	217	(863)	—	(646)
Preferred distributions - consolidated joint venture	—	—	(348)	—	(348)
Net income attributable to FelCor LP	72,576	27,496	13,238	(40,734)	72,576
Preferred distributions	(9,678)	—	—	—	(9,678)
Net income attributable to FelCor LP common unitholders	$62,898	$27,496	$13,238	$(40,734)	$62,898

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$672,808	$—	$—	$672,808
Percentage lease revenue	—	—	130,397	(130,397)	—
Other revenue	111	6,645	386	—	7,142
Total revenues	111	679,453	130,783	(130,397)	679,950

Expenses:
Hotel operating expenses	—	434,206	—	—	434,206
Taxes, insurance and lease expense	422	159,103	14,805	(130,397)	43,933
Corporate expenses	—	11,010	8,765	—	19,775
Depreciation and amortization	138	37,770	47,602	—	85,510
Impairment loss	—	20,861	—	—	20,861
Other expenses	3,629	6,820	997	—	11,446
Total operating expenses	4,189	669,770	72,169	(130,397)	615,731
Operating income	(4,078)	9,683	58,614	—	64,219
Interest expense, net	(42,613)	8	(16,756)	—	(59,361)
Debt extinguishment	(28,459)	—	(2,450)	—	(30,909)
Other gains, net	—	—	166	—	166
Loss before equity in income from unconsolidated entities	(75,150)	9,691	39,574	—	(25,885)
Equity in income from consolidated entities	62,807	—	—	(62,807)	—
Equity in income from unconsolidated entities	8,060	(43)	(34)	—	7,983
Loss from continuing operations before income tax expense	(4,283)	9,648	39,540	(62,807)	(17,902)
Income tax expense	(256)	(1,136)	—	—	(1,392)
Loss from continuing operations	(4,539)	8,512	39,540	(62,807)	(19,294)
Income from discontinued operations	—	2	417	—	419
Loss before gain on sale of hotels	(4,539)	8,514	39,957	(62,807)	(18,875)
Gain on sale of hotels, net	(320)	(44)	19,855	—	19,491
Net income	(4,859)	8,470	59,812	(62,807)	616
Income attributable to noncontrolling interests	—	591	(4,996)	—	(4,405)
Preferred distributions - consolidated joint venture	—	—	(1,070)	—	(1,070)
Net loss attributable to FelCor LP	(4,859)	9,061	53,746	(62,807)	(4,859)
Preferred distributions	(23,860)	—	—	—	(23,860)
Redemption of preferred units	(6,096)	—	—	—	(6,096)
Net loss attributable to FelCor LP common unitholders	$(34,815)	$9,061	$53,746	$(62,807)	$(34,815)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$711,750	$—	$—	$711,750
Percentage lease revenue	5,846	—	100,719	(106,565)	—
Other revenue	4	2,774	392	—	3,170
Total revenues	5,850	714,524	101,111	(106,565)	714,920

Expenses:
Hotel operating expenses	—	468,618	—	—	468,618
Taxes, insurance and lease expense	1,287	160,081	14,473	(106,565)	69,276
Corporate expenses	423	12,944	8,547	—	21,914
Depreciation and amortization	2,678	43,332	41,196	—	87,206
Other expenses	119	8,745	5,010	—	13,874
Total operating expenses	4,507	693,720	69,226	(106,565)	660,888
Operating income	1,343	20,804	31,885	—	54,032
Interest expense, net	(57,634)	(760)	(13,250)	—	(71,644)
Debt extinguishment	(3,816)	—	(947)	—	(4,763)
Gain on sale of investment in unconsolidated entities, net	30,184	—	—	—	30,184
Gain from remeasurement of unconsolidated entities, net	20,733	—	—	—	20,733
Other gains, net	—	100	—	—	100
Income before equity in income from unconsolidated entities	(9,190)	20,144	17,688	—	28,642
Equity in income from consolidated entities	88,114	—	—	(88,114)	—
Equity in income from unconsolidated entities	4,213	577	(34)	—	4,756
Income from continuing operations	83,137	20,721	17,654	(88,114)	33,398
Income tax expense	(88)	(392)	—	—	(480)
Income from continuing operations	83,049	20,329	17,654	(88,114)	32,918
Income from discontinued operations	—	26	106	—	132
Income before gain on sale of hotels	83,049	20,355	17,760	(88,114)	33,050
Gain on sale of hotels, net	(1,060)	22,147	29,552	—	50,639
Net income	81,989	42,502	47,312	(88,114)	83,689
Income attributable to noncontrolling interests	—	238	(1,068)	—	(830)
Preferred distributions - consolidated joint venture	—	—	(870)	—	(870)
Net income attributable to FelCor LP	81,989	42,740	45,374	(88,114)	81,989
Preferred distributions	(29,034)	—	—	—	(29,034)
Net income attributable to FelCor LP common unitholders	$52,955	$42,740	$45,374	$(88,114)	$52,955

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(8,269)	$(9,587)	$19,792	$(10,069)	$(8,133)
Foreign currency translation adjustment	—	—	—	—	—
Comprehensive loss	(8,269)	(9,587)	19,792	(10,069)	(8,133)
Comprehensive loss attributable to noncontrolling interests	—	81	146	—	227
Preferred distributions - consolidated joint venture	—	—	(363)	—	(363)
Comprehensive loss attributable to FelCor LP	$(8,269)	$(9,506)	$19,575	$(10,069)	$(8,269)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$72,576	$27,279	$14,449	$(40,734)	$73,570
Foreign currency translation adjustment	(445)	(103)	(342)	445	(445)
Reclassification of foreign currency translation to gain	(24,553)	(4,448)	(20,105)	24,553	(24,553)
Comprehensive income	47,578	22,728	(5,998)	(15,736)	48,572
Comprehensive income attributable to noncontrolling interests	—	217	(863)	—	(646)
Preferred distributions - consolidated joint venture	—	—	(348)	—	(348)
Comprehensive income attributable to FelCor LP	$47,578	$22,945	$(7,209)	$(15,736)	$47,578

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$(4,859)	$8,470	$59,812	$(62,807)	$616
Foreign currency translation adjustment	—	—	—	—	—
Comprehensive income	(4,859)	8,470	59,812	(62,807)	616
Comprehensive income attributable to noncontrolling interests	—	591	(4,996)	—	(4,405)
Preferred distributions - consolidated joint venture	—	—	(1,070)	—	(1,070)
Comprehensive loss attributable to FelCor LP	$(4,859)	$9,061	$53,746	$(62,807)	$(4,859)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$81,989	$42,502	$47,312	$(88,114)	$83,689
Foreign currency translation adjustment	(490)	(121)	(369)	490	(490)
Reclassification of foreign currency translation to gain	(24,553)	(4,448)	(20,105)	24,553	(24,553)
Comprehensive income	56,946	37,933	26,838	(63,071)	58,646
Comprehensive income attributable to noncontrolling interests	—	238	(1,068)	—	(830)
Preferred distributions - consolidated joint venture	—	—	(870)	—	(870)
Comprehensive income attributable to FelCor LP	$56,946	$38,171	$24,900	$(63,071)	$56,946

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(40,101)	$59,884	$94,271	$—	$114,054
Investing activities:
Improvements and additions to hotels	(13)	(21,664)	(14,302)	—	(35,979)
Hotel development	—	—	(31,599)	—	(31,599)
Net proceeds from asset sales	(429)	10	190,454	—	190,035
Insurance proceeds	274	—	—	—	274
Change in restricted cash - investing	—	(1,964)	(2,240)	—	(4,204)
Distributions from unconsolidated entities	6,460	—	—	—	6,460
Intercompany financing	139,524	—	—	(139,524)	—
Cash flows from investing activities	145,816	(23,618)	142,313	(139,524)	124,987
Financing activities:
Proceeds from borrowings	475,000	—	504,000	—	979,000
Repayment of borrowings	(545,453)	—	(621,240)	—	(1,166,693)
Payment of deferred financing fees	(8,500)	—	(5,848)	—	(14,348)
Distributions paid to noncontrolling interests	—	(401)	(15,893)	—	(16,294)
Contributions from noncontrolling interests	—	513	2,031	—	2,544
Redemption of preferred units	(169,986)	—	—	—	(169,986)
Distributions paid to preferred unitholders	(26,125)	—	—	—	(26,125)
Distributions paid to common unitholders	(16,498)	—	—	—	(16,498)
Net proceeds from issuance of preferred capital - consolidated joint venture	—	—	1,744	—	1,744
Net proceeds from common stock issuance	198,651	—	—	—	198,651
Intercompany financing	—	(32,703)	(106,821)	139,524	—
Other	(68)	—	(1,070)	—	(1,138)
Cash flows from financing activities	(92,979)	(32,591)	(243,097)	139,524	(229,143)
Effect of exchange rate changes on cash	—	(134)	—	—	(134)
Change in cash and cash equivalents	12,736	3,541	(6,513)	—	9,764
Cash and cash equivalents at beginning of period	5,717	32,923	8,507	—	47,147
Cash and cash equivalents at end of period	$18,453	$36,464	$1,994	$—	$56,911

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(50,911)	$71,441	$67,135	$—	$87,665
Investing activities:
Improvements and additions to hotels	(409)	(36,685)	(28,453)	—	(65,547)
Hotel development	—	—	(63,381)	—	(63,381)
Net proceeds from asset sales	(1,091)	13,998	107,084	—	119,991
Proceeds from unconsolidated joint venture transaction	3,154	—	878	—	4,032
Insurance proceeds	—	255	—	—	255
Change in restricted cash - investing	—	(1,783)	44,747	—	42,964
Distributions from unconsolidated entities	6,052	4,606	—	—	10,658
Intercompany financing	328,666	—	—	(328,666)	—
Cash flows from investing activities	336,372	(19,609)	60,875	(328,666)	48,972
Financing activities:
Proceeds from borrowings	—	—	439,607	—	439,607
Repayment of borrowings	(236,738)	—	(317,129)	—	(553,867)
Payment of deferred financing fees	(4)	—	(3,048)	—	(3,052)
Acquisition of noncontrolling interest	—	—	(5,850)	—	(5,850)
Distributions paid to preferred unitholders	(29,034)	—	—	—	(29,034)
Distributions paid to common unitholders	(7,453)	—	—	—	(7,453)
Distributions paid to noncontrolling interests	—	(684)	(7,950)	—	(8,634)
Contributions from noncontrolling interests	—	901	4,607	—	5,508
Net proceeds from issuance of preferred capital- consolidated joint venture	—	—	41,443	—	41,443
Intercompany financing	—	(46,510)	(282,156)	328,666	—
Other	(31)	—	(757)	—	(788)
Cash flows from financing activities	(273,260)	(46,293)	(131,233)	328,666	(122,120)
Effect of exchange rate changes on cash	—	(52)	—	—	(52)
Change in cash and cash equivalents	12,201	5,487	(3,223)	—	14,465
Cash and cash equivalents at beginning of period	5,227	33,283	7,135	—	45,645
Cash and cash equivalents at end of period	$17,428	$38,770	$3,912	$—	$60,110

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Revenue per available room, or RevPAR, for our 39 same-store hotels (which excludes The Knickerbocker) increased 7.0% in the third quarter of 2015 compared to the same period last year, driven by a 6.2% increase in average daily rate, or ADR, and a 0.7% increase in occupancy.
During the first nine months of 2015, we sold eight non-strategic hotels for aggregate gross proceeds of $192.0 million (representing our pro rata share), two of which were sold in the third quarter 2015. The sale of these properties completes our portfolio repositioning program.
We continually strive to increase long-term stockholder value. As part of this on-going pursuit, we look for opportunities to recycle capital that can be redeployed to achieve superior returns. In accordance with our strategy, our Board has approved the sale of four hotels (inclusive of selling a minority interest in one hotel), which we will begin marketing shortly. We are taking advantage of favorable current market pricing and expect these hotels to be sold at high multiples to current EBITDA. Net proceeds from future asset sales will be used to repurchase stock, fund high-ROI redevelopments, repay debt and fund other growth opportunities.
Our discussions have begun with Morgans Hotel Group regarding their management of our Morgans and Royalton hotels, and we will provide updates as appropriate.
During the first nine months of 2015, we completed the following balance sheet transactions:

•	In April 2015, we issued 18.4 million shares of our common stock for aggregate net proceeds of approximately $199 million (after deducting underwriting discounts and commissions and expenses).

•
In April 2015, we called all of our outstanding shares of 8% Series C Cumulative Redeemable Preferred Stock, or the Series C Preferred Stock, and all depositary shares representing the Series C Preferred Stock for redemption. We redeemed the shares of Series C Preferred Stock and the depositary shares on May 14, 2015 with proceeds from our April 2015 equity offering. Including accrued dividends ($491,000), the total redemption price was $170.4 million.

•
In May 2015, we issued $475 million aggregate principal amount of our 6.00% senior notes due 2025. We used the proceeds from that issuance, together with cash on hand and funds drawn under our line of credit, to repurchase and redeem $525 million aggregate principal amount of our 6.75% senior secured notes due 2019, which was secured by mortgages on six hotels.

•
In June 2015, we amended and restated our secured line of credit facility primarily to expand our borrowing capacity from $225 million to $400 million. The amended facility now matures in June 2020 (extended from June 2017), assuming we exercise a one-year extension option, which is subject to satisfaction of certain conditions. Borrowings under the facility bear interest at LIBOR (no floor) plus an applicable margin ranging from 225 to 275 basis points (reduced from 337.5 basis points), depending on our leverage. The facility is secured by mortgages on seven hotels and permits partial release and substitution of properties, subject to certain conditions. In connection with amending the facility, we repaid a $140 million term loan that otherwise matured in 2017 and was secured by mortgages on three hotels, including one hotel that is part of the security for the amended facility.

These transactions enable us to benefit from historically low interest rates (which reduced our cost of debt), as well as mitigate future market risk and further stagger our maturity profile.
The Knickerbocker, located in the heart of Times Square on the corner of 42nd Street and Broadway in New York City, opened on February 12, 2015. The newly-redeveloped hotel has 330 spacious guest rooms, including 31 suites, a state-of-the-art fitness center, a 2,200 square-foot event space, upscale food and dining options and a spectacular 7,500 square-foot rooftop bar and terrace with unrivaled views of New York City’s skyline. The 4-plus star luxury property is a member of The Leading Hotels of the World®.

Results of Operations
Comparison of the Three Months ended September 30, 2015 and 2014
For the three months ended September 30, 2015, we recorded a net loss of $8.1 million compared to net income of $73.6 million for the same period last year. Our 2015 net loss includes a $20.9 million impairment charge for one hotel, partially offset by a $3.6 million net gain on hotel sales (including $491,000 in discontinued operations). Our 2014 net income included a $29.6 million net gain on hotel sales (of which $24.4 million resulted from foreign currency translation previously recorded in accumulated other comprehensive income), a $30.2 million gain on the disposition of our interests in unconsolidated hotels and a $20.7 million gain on the fair value remeasurement of previously unconsolidated hotels. The 2014 gains were partially offset by a $5.9 million charge for a commercial dispute contingency (of which $3.7 million was subsequently recovered in the second quarter of 2015) and $4.7 million of debt extinguishment charges.
For the three months ended September 30, 2015:

•
Hotel operating revenue decreased $9.0 million, inclusive of a $22.2 million reduction in revenue for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, hotel operating revenue increased 6.7% from last year. The increase was driven by a 7.0% increase in same-store RevPAR, reflecting a 6.2% increase in ADR and a slight increase in occupancy. RevPAR for our Wyndham portfolio increased 13.0%, driven by a 12.2% increase in ADR and a slight increase in occupancy, which primarily reflects repositioning these hotels to upper-upscale.

•
Hotel departmental expenses decreased $4.2 million, inclusive of a $6.5 million reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, hotel departmental expenses decreased to 34.5% of hotel operating revenue in the current period from 35.6% last year. This reduction primarily reflects improved profitability margins for the rooms department, driven by increased ADR.

•
Other property-related costs decreased $3.5 million, inclusive of a $7.3 million reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, other property-related costs increased slightly to 24.8% of hotel operating revenue in the current period from 24.6% last year, primarily reflecting higher marketing costs.

•
Management and franchise fees decreased $494,000, inclusive of a $1.2 million reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, these costs remained flat as a percentage of hotel operating revenue compared to last year.

•	Taxes, insurance and lease expense decreased $6.3 million and decreased to 5.7% of hotel operating revenue in the current period as compared to 8.2% for last year. The decline primarily reflects $3.9 million lower hotel lease expense resulting from unwinding our 10-hotel unconsolidated joint ventures and the sale of one hotel owned by an unconsolidated joint venture in the second quarter of 2015. Historically, we recorded hotel lease expense for 12 consolidated operating lessees and the corresponding lease income was recorded in equity in income from unconsolidated entities, with the hotel lease expense not eliminated in consolidation. We unwound the joint ventures in July 2014, and, as a result, we recorded lower percentage lease expense for the current period. Property tax expense also decreased from last year primarily due to the successful resolution of property tax appeals.

•
Corporate expenses decreased $1.8 million and decreased to 2.1% of hotel operating revenue for the current period as compared to 2.8% for last year. This decline primarily reflects the change in stock compensation expense associated with variable stock awards (triggered by an increase in our stock price during the three months ended September 30, 2014 as compared to a decrease in our stock price during the three months ended September 30, 2015) and a decrease in corporate bonus expense.

•
Depreciation and amortization expense increased $465,000, primarily attributable to depreciation recognized on The Knickerbocker, which opened in February 2015, partially offset by a decrease related to the sale of hotels.

•	Impairment loss for 2015 was $20.9 million resulting from a reduced estimated hold period for one hotel.

•
Other expenses decreased $3.9 million from the same period last year. This decrease is primarily attributable to a $5.9 million charge for a commercial dispute contingency recognized in 2014, and lower pre-opening costs incurred for The Knickerbocker in the current period as compared to the same period in 2014 (resulting from the opening of the hotel in February 2015), partially offset by $3.6 million in severance charges for certain FelCor officers recognized in the current period (compared to $426,000 last year related to hotel-level employees).

•
Net interest expense decreased $2.3 million, primarily reflecting lower outstanding debt and a lower blended interest rate for the period, partially offset by lower capitalized interest as we complete certain renovation and redevelopment projects, including The Knickerbocker.

•
Debt extinguishment. In 2014, we recorded $4.7 million in debt extinguishment charges related to repaying the remaining $234.0 million of our 10% senior secured notes, which were due in 2014, and repaying a $9.6 million loan in connection with the sale of a hotel.

•
Equity in income from unconsolidated entities decreased $1.0 million. The decrease is primarily due to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014 and a decline in operations at one of our remaining unconsolidated joint ventures resulting from renovation related displacement.

•
Income tax expense increased approximately $1.0 million primarily due to changes in state apportionment factors, resulting from hotel asset sales, and full utilization of state net operating loss carryforwards.

Comparison of the Nine Months ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, we recorded net income of $616,000 compared to net income of $83.7 million for the same period last year. Our 2015 net income includes debt extinguishment charges of $30.9 million and a $20.9 million impairment charge for one hotel, partially offset by a net gain on hotel sales of $19.9 million (including $407,000 in discontinued operations) and

$3.7 million in net revenue attributable to a favorable settlement of a commercial dispute. Additionally, during the current period, one of our unconsolidated joint ventures sold a hotel, the gain from which increased our equity in income from unconsolidated entities by $7.1 million. Our 2014 net income included a $51.0 million net gain on hotel sales (of which $24.4 million resulted from foreign currency translation previously recorded in accumulated other comprehensive income and $391,000 is included in discontinued operations), a $30.2 million gain on the disposition of our interests in unconsolidated hotels, and a $20.7 million gain on the fair value remeasurement of previously unconsolidated hotels. The 2014 gains were partially offset by a $5.9 million charge for a commercial dispute contingency (of which $3.7 million was subsequently recovered in the second quarter of 2015) and $5.0 million of debt extinguishment charges (including $245,000 in discontinued operations).
For the nine months ended September 30, 2015:

•
Hotel operating revenue decreased $38.9 million, inclusive of a $90.2 million reduction in revenue for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, hotel operating revenue increased 8.9% from last year. The increase was driven by a 9.0% increase in same-store RevPAR, reflecting a 6.4% increase in ADR and a 2.5% increase in occupancy. RevPAR for our Wyndham portfolio increased 17.0%, driven by an 11.7% increase in ADR and a 4.7% increase in occupancy which primarily reflects repositioning these hotels to upper-upscale.

•	Other revenue increased $4.0 million, which primarily reflects a favorable $3.7 million net settlement of a commercial dispute.

•
Hotel departmental expenses decreased $19.7 million, inclusive of a $28.7 million reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, hotel departmental expenses decreased to 34.8% of hotel operating revenue in the current period from 36.3% last year. This reduction primarily reflects improved profitability margins for the rooms department, driven by increased ADR. Additionally, we experienced an increase in banquet and catering operations compared to the prior year, which typically have higher margins than other food and beverage operations.

•
Other property-related costs decreased $13.4 million, inclusive of a $25.3 million reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, other property-related costs decreased slightly as a percentage of hotel operating revenue to 24.8% in the current period from 24.9% last year, primarily driven by ADR growth.

•
Management and franchise fees decreased $1.4 million, inclusive of a $4.2 million reduction in expense for hotels that have been disposed of, are classified as held for sale or recently opened. Excluding these hotels, these costs increased slightly to 4.0% of hotel operating revenue in the current period from 3.9% last year.

•
Taxes, insurance and lease expense decreased $25.3 million and decreased to 6.5% of hotel operating revenue in the current period as compared to 9.7% for last year. The decline primarily reflects $23.3 million lower hotel lease expense resulting from unwinding our 10-hotel unconsolidated joint ventures and the sale of one hotel owned by an unconsolidated joint venture in the second quarter of 2015. Historically, we recorded hotel lease expense for 12 consolidated operating lessees and the corresponding lease income was recorded in equity in income from unconsolidated entities, with the hotel lease expense not eliminated in consolidation. We unwound the joint ventures in July 2014, and, as a result, we recorded lower percentage lease expense for the current period. The decrease in the current period also reflects a net reduction in property tax expense resulting from the successful resolution of property tax appeals, partially offset by an increase in assessed property values, and a decline in insurance expense due to more favorable property insurance rates and a successful claims experience in the current year. These reductions are partially offset by an increase in land lease expense, which to the extent our ground lease rent is tied to revenue, increases as revenue increases.

•
Corporate expenses decreased $2.1 million and decreased slightly as a percentage of hotel operating revenue from 3.1% to 2.9%. This decline primarily reflects the change in stock compensation expense associated with variable stock awards (triggered by an increase in our stock price during the nine months ended September 30, 2014 compared to a decrease in our stock price during the nine months ended September 30, 2015) and a decrease in corporate bonus expense.

•	Depreciation and amortization expense decreased $1.7 million primarily attributable to the sale of hotels, partially offset by depreciation recognized on The Knickerbocker.

•	Impairment loss for 2015 was $20.9 million resulting from a reduced estimated hold period for one hotel.

•
Other expenses decreased $2.4 million from the same period last year. This change from last year is primarily attributable to a $5.9 million charge for a commercial dispute contingency recognized in 2014, partially offset by $3.6 million in severance charges for certain FelCor officers recognized in the current period (compared to $827,000 last year related to hotel-level employees) and increased pre-opening costs incurred for The Knickerbocker in 2015, in conjunction with the February 2015 opening.

•
Net interest expense decreased $12.3 million, primarily reflecting lower outstanding debt and a lower blended interest rate for the period, offset by lower capitalized interest as we completed certain renovation and redevelopment projects, including The Knickerbocker.

•
Debt extinguishment. In the current period, we recorded $30.9 million in debt extinguishment charges (which includes a $10.5 million write-off of deferred loan costs), primarily related to redeeming our 6.75% senior secured notes due 2019. In 2014, we recorded $4.8 million in debt extinguishment charges related to repaying the remaining $234.0 million of our 10% senior secured notes, which were due in 2014, and repaying a $9.6 million loan in connection with the sale of a hotel.

•
Equity in income from unconsolidated entities increased $3.2 million. In the current period, one of our unconsolidated joint ventures sold a hotel, which increased our equity in income from unconsolidated entities by $7.1 million from the gain on sale. That increase was offset by lower income after we unwound our 10-hotel unconsolidated joint ventures in July 2014 and a decline in operations at one of our remaining unconsolidated joint ventures, resulting from renovation related displacement.

•	Income tax expense increased $912,000 primarily due to changes in state apportionment factors, resulting from hotel asset sales, and full utilization of state net operating loss carryforwards.

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

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended September 30,
	2015			2014
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(8,133)			$73,570
Noncontrolling interests	288			(831)
Preferred dividends	(6,279)			(9,678)
Preferred distributions - consolidated joint venture	(363)			(348)
Net income (loss) attributable to FelCor common stockholders	(14,487)			62,713
Less: Dividends declared on unvested restricted stock	(13)			(2)
Less: Undistributed earnings allocated to unvested restricted stock	—			(48)
Basic earnings per share data	(14,500)	142,982	$(0.10)	62,663	124,168	$0.50
Restricted stock units	—	—	—	—	1,358	—
Diluted earnings per share data	(14,500)	142,982	(0.10)	62,663	125,526	0.50
Depreciation and amortization	28,988	—	0.21	28,523	—	0.23
Depreciation, unconsolidated entities and other partnerships	471	—	—	1,021	—	0.01
Gain on sale of investment in unconsolidated entities, net	—	—	—	(30,184)	—	(0.24)
Gain from remeasurement of unconsolidated entities, net	—	—	—	(20,733)	—	(0.17)
Impairment loss	20,861	—	0.15	—	—	—
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(3,682)	—	(0.03)	(28,410)	—	(0.23)
Noncontrolling interests in FelCor LP	(61)	611	(0.01)	185	613	—
Dividends declared on unvested restricted stock	13	—	—	2	—	—
Undistributed earnings allocated to unvested restricted stock	—	—	—	48	—	—
Conversion of unvested restricted stock and units	—	1,205	—	—	26	—
FFO	32,090	144,798	0.22	13,115	126,165	0.10
Debt extinguishment	14	—	—	4,566	—	0.04
Debt extinguishment, unconsolidated entities	—	—	—	155	—	—
Contract dispute contingency	—	—	—	5,850	—	0.05
Severance costs	3,624	—	0.03	426	—	—
Variable stock compensation	(1,086)	—	(0.01)	201	—	—
Pre-opening costs, net of noncontrolling interests	1,079	—	0.01	2,346	—	0.02
Adjusted FFO	$35,721	144,798	$0.25	$26,659	126,165	$0.21

Reconciliation of Net Income to FFO and Adjusted FFO
(in thousands, except per share data)

	Nine Months Ended September 30,
	2015			2014
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income	$616			$83,689
Noncontrolling interests	(4,255)			(965)
Preferred distributions - consolidated joint venture	(1,070)			(870)
Redemption of preferred stock	(6,096)			—
Preferred dividends	(23,860)			(29,034)
Net income (loss) attributable to FelCor common stockholders	(34,665)			52,820
Less: Dividends declared on unvested restricted stock	(40)			(5)
Less: Undistributed earnings allocated to unvested restricted stock	—			(18)
Basic earnings per share data	(34,705)	136,009	$(0.26)	52,797	124,159	$0.43
Restricted stock units	—	—	—	—	1,130	(0.01)
Diluted earnings per share data	(34,705)	136,009	(0.26)	52,797	125,289	0.42
Depreciation and amortization	85,510	—	0.63	87,206	—	0.70
Depreciation, discontinued operations and unconsolidated entities	1,730	—	0.01	6,395	—	0.05
Gain on sale of investment in unconsolidated entities, net	—	—	—	(30,184)	—	(0.24)
Gain from remeasurement of unconsolidated entities, net	—	—	—	(20,733)	—	(0.17)
Impairment loss	20,861	—	0.15	—	—	—
Gain on sale of hotel in unconsolidated entity	(7,113)	—	(0.05)	—	—	—
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(14,931)	—	(0.11)	(49,771)	—	(0.40)
Other gains, net	(100)	—	—	(100)	—	—
Noncontrolling interests in FelCor LP	(150)	611	—	135	615	—
Dividends declared on unvested restricted stock	40	—	—	5	—	—
Conversion of unvested restricted stock and units	—	1,173	—	18	12	—
FFO	51,142	137,793	0.37	45,768	125,916	0.36
Debt extinguishment, including discontinued operations, net of noncontrolling interests	30,909	—	0.22	4,843	—	0.04
Debt extinguishment, unconsolidated entities	330	—	—	155	—	—
Contract dispute contingency	—	—	—	5,850	—	0.05
Severance costs	3,624	—	0.03	829	—	0.01
Variable stock compensation	(161)	—	—	1,620	—	0.01
Redemption of preferred stock	6,096	—	0.04	—	—	—
Contract dispute recovery	(3,717)	—	(0.03)	—	—	—
Pre-opening costs, net of noncontrolling interests	5,125	—	0.05	4,605	—	0.04
Adjusted FFO	$93,348	137,793	$0.68	$63,670	125,916	$0.51

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(8,133)	$73,570	$616	$83,689
Depreciation and amortization	28,988	28,523	85,510	87,206
Depreciation, unconsolidated entities and other partnerships	471	1,021	1,730	6,395
Interest expense	19,608	21,935	59,379	71,685
Interest expense, discontinued operations and unconsolidated entities	96	290	439	1,681
Income taxes	1,392	—	1,392	—
Noncontrolling interests in other partnerships	227	(646)	(4,405)	(830)
EBITDA	42,649	124,693	144,661	249,826
Impairment loss	20,861	—	20,861	—
Debt extinguishment, including discontinued operations, net of noncontrolling interests	14	4,566	30,909	4,843
Debt extinguishment, unconsolidated entities	—	155	330	155
Gain on sale of hotel in unconsolidated entity	—	—	(7,113)	—
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(3,682)	(28,410)	(14,931)	(49,771)
Other gains, net	—	—	(100)	(100)
Gain on sale of investment in unconsolidated entities, net	—	(30,184)	—	(30,184)
Gain from remeasurement of unconsolidated entities, net	—	(20,733)	—	(20,733)
Contract dispute contingency	—	5,850	—	5,850
Amortization of fixed stock and directors’ compensation	1,652	2,198	5,214	4,490
Severance costs	3,624	426	3,624	829
Variable stock compensation	(1,086)	201	(161)	1,620
Contract dispute recovery	—	—	(3,717)	—
Pre-opening costs, net of noncontrolling interests	1,079	2,346	5,125	4,605
Adjusted EBITDA	65,111	61,108	184,702	171,430
Adjusted EBITDA from hotels disposed, held for sale or recently opened	(1,604)	(5,820)	(6,867)	(22,424)
Same-store Adjusted EBITDA	$63,507	$55,288	$177,835	$149,006

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Same-store operating revenue:
Room	$168,862	$157,888	$482,670	$442,871
Food and beverage	32,281	30,419	110,534	100,966
Other operating departments	11,628	11,190	33,848	31,995
Same-store operating revenue(a)	212,771	199,497	627,052	575,832
Same-store operating expense:
Room	41,821	40,378	120,030	114,918
Food and beverage	26,977	25,507	85,075	79,004
Other operating departments	4,536	5,152	13,005	15,120
Other property related costs	52,794	49,030	155,368	143,380
Management and franchise fees	8,800	8,108	25,340	22,494
Taxes, insurance and lease expense	10,904	13,057	37,155	38,232
Same-store operating expense(a)	145,832	141,232	435,973	413,148
Hotel EBITDA	$66,939	$58,265	$191,079	$162,684
Hotel EBITDA Margin	31.5%	29.2%	30.5%	28.3%

(a)	Excludes The Knickerbocker, which opened in February 2015.

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Same-store operating revenue	$212,771	$199,497	$627,052	$575,832
Other revenue	1,678	1,607	7,142	3,170
Revenue from hotels disposed, held for sale and recently opened(a)	10,703	32,952	45,756	135,918
Total revenue	225,152	234,056	679,950	714,920
Same-store operating expense	145,832	141,232	435,973	413,148
Consolidated hotel lease expense(b)	1,524	5,537	5,762	29,224
Unconsolidated taxes, insurance and lease expense	(168)	(994)	(1,681)	(5,347)
Corporate expenses	4,672	6,442	19,775	21,914
Depreciation and amortization	28,988	28,523	85,510	87,206
Impairment loss	20,861	—	20,861	—
Expenses from hotels disposed, held for sale and recently opened(a)	9,073	25,082	38,085	100,869
Other expenses	5,807	9,746	11,446	13,874
Total operating expense	216,589	215,568	615,731	660,888
Operating income	$8,563	$18,488	$64,219	$54,032

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

FFO and EBITDA

The National Association of Real Estate Investment Trusts, or “NAREIT”, defines FFO as net income or loss attributable to parent (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation, amortization and impairment losses. FFO for unconsolidated partnerships and joint ventures are calculated on the same basis. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

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
These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

Pro Rata Share of Rooms Owned

The following table sets forth, at September 30, 2015, our pro rata share of hotel rooms after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at September 30, 2015
Consolidated Hotels(a)	40	12,272
Unconsolidated hotel operations	1	171
Total hotels	41	12,443

50% joint ventures	2	(216)
95% joint venture	1	(17)
Pro rata rooms attributed to joint venture partners		(233)
Pro rata share of rooms owned		12,210

(a) Includes The Knickerbocker, which opened in February 2015.

Hotel Portfolio Composition
The following table illustrates the distribution of same-store hotels.

			Year Ended December 31, 2014
Brand	Hotels	Rooms	Hotel Operating Revenue (in thousands)	Hotel EBITDA (in thousands)(a)
Embassy Suites Hotels	18	4,982	$282,866	$94,990
Wyndham and Wyndham Grand	8	2,528	125,354	43,122
Renaissance and Marriott	3	1,321	128,770	26,086
DoubleTree by Hilton and Hilton	3	802	45,383	15,483
Sheraton	2	673	39,639	10,622
Fairmont	1	383	53,451	10,010
Holiday Inn	2	968	51,511	8,966
Morgans and Royalton	2	285	33,895	3,314
Same-store hotels(b)	39	11,942	$760,869	$212,593

Market
San Francisco area	5	1,903	$139,692	$39,466
Boston	3	916	85,670	21,832
South Florida	3	923	55,561	17,007
Los Angeles	2	481	28,696	12,404
Myrtle Beach	2	640	41,149	12,218
Philadelphia	2	728	38,680	9,630
Tampa	1	361	49,358	9,301
New York area	3	546	48,456	7,259
Other markets	18	5,444	273,607	83,476
Same-store hotels(b)	39	11,942	$760,869	$212,593

Location
Urban	17	5,310	$360,177	$97,584
Resort	9	2,733	203,370	51,679
Airport	8	2,621	136,144	43,204
Suburban	5	1,278	61,178	20,126
Same-store hotels(b)	39	11,942	$760,869	$212,593

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

(b)	Excludes The Knickerbocker, which opened in February 2015.

Hotel Operating Statistics
The following tables set forth occupancy, ADR and RevPAR for the three and nine months ended September 30, 2015 and 2014, and the percentage changes therein for the periods presented, for our same-store hotels.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	%Variance	2015	2014	%Variance
Embassy Suites Hotels	82.9	81.5	1.7	82.4	80.0	3.0
Wyndham and Wyndham Grand	79.4	78.9	0.7	76.5	73.1	4.7
Renaissance and Marriott	68.7	70.0	(1.9)	73.8	74.0	(0.3)
DoubleTree by Hilton and Hilton	85.0	81.9	3.8	78.9	76.4	3.2
Sheraton	77.1	79.1	(2.4)	71.2	70.4	1.1
Fairmont	86.7	85.0	2.1	77.6	75.9	2.3
Holiday Inn	84.6	86.5	(2.2)	78.9	78.8	0.2
Morgans and Royalton	89.5	89.8	(0.4)	83.8	86.8	(3.4)
Same-store hotels (39)(a)	80.8	80.3	0.7	78.9	77.0	2.5
	ADR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	%Variance	2015	2014	%Variance
Embassy Suites Hotels	177.63	167.65	6.0	176.27	165.46	6.5
Wyndham and Wyndham Grand	179.78	160.19	12.2	175.91	157.44	11.7
Renaissance and Marriott	217.22	207.35	4.8	235.17	224.11	4.9
DoubleTree by Hilton and Hilton	162.11	155.89	4.0	162.91	157.57	3.4
Sheraton	151.89	153.46	(1.0)	147.80	146.57	0.8
Fairmont	337.92	319.97	5.6	323.51	303.03	6.8
Holiday Inn	205.51	192.61	6.7	180.62	164.50	9.8
Morgans and Royalton	290.70	294.02	(1.1)	281.49	296.60	(5.1)
Same-store hotels (39)(a)	190.19	179.06	6.2	187.60	176.37	6.4
	RevPAR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	%Variance	2015	2014	%Variance
Embassy Suites Hotels	147.22	136.57	7.8	145.18	132.36	9.7
Wyndham and Wyndham Grand	142.70	126.31	13.0	134.62	115.10	17.0
Renaissance and Marriott	149.30	145.21	2.8	173.45	165.75	4.6
DoubleTree by Hilton and Hilton	137.82	127.71	7.9	128.53	120.46	6.7
Sheraton	117.15	121.31	(3.4)	105.22	103.23	1.9
Fairmont	293.13	271.87	7.8	251.11	230.03	9.2
Holiday Inn	173.83	166.52	4.4	142.57	129.55	10.1
Morgans and Royalton	260.12	264.03	(1.5)	235.84	257.33	(8.4)
Same-store hotels (39)(a)	153.70	143.71	7.0	148.05	135.85	9.0

(a)	Excludes The Knickerbocker, which opened in February 2015.

Hotel Operating Statistics by Market

	Occupancy (%)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	%Variance	2015	2014	%Variance
San Francisco area	90.7	90.4	0.3	87.3	82.6	5.7
Boston	86.4	86.1	0.4	78.8	77.7	1.5
South Florida	79.3	76.4	3.8	85.4	84.1	1.6
Los Angeles area	85.9	86.0	(0.1)	83.7	84.6	(1.1)
Myrtle Beach	87.8	87.9	(0.2)	73.3	70.8	3.5
Philadelphia	73.2	77.2	(5.1)	66.8	69.9	(4.4)
Tampa	77.3	74.2	4.2	83.4	81.7	2.1
New York area	85.4	86.9	(1.7)	80.2	82.2	(2.4)
Other markets	76.2	75.1	1.4	76.3	74.0	3.2
Same-store hotels (39)(a)	80.8	80.3	0.7	78.9	77.0	2.5
	ADR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	%Variance	2015	2014	%Variance
San Francisco area	249.58	235.29	6.1	225.67	210.81	7.0
Boston	275.74	254.94	8.2	256.50	235.23	9.0
South Florida	130.71	123.87	5.5	170.85	161.23	6.0
Los Angeles area	212.65	191.06	11.3	190.69	174.46	9.3
Myrtle Beach	191.85	185.24	3.6	165.58	163.72	1.1
Philadelphia	166.50	143.71	15.9	167.00	143.55	16.3
Tampa	173.53	167.93	3.3	213.32	197.24	8.2
New York area	242.71	243.04	(0.1)	237.74	246.95	(3.7)
Other markets	155.47	146.42	6.2	161.05	151.82	6.1
Same-store hotels (39)(a)	190.19	179.06	6.2	187.60	176.37	6.4
	RevPAR ($)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	%Variance	2015	2014	%Variance
San Francisco area	226.30	212.62	6.4	196.94	174.03	13.2
Boston	238.17	219.42	8.5	202.09	182.66	10.6
South Florida	103.68	94.67	9.5	145.95	135.60	7.6
Los Angeles area	182.71	164.31	11.2	159.70	147.66	8.2
Myrtle Beach	168.42	162.89	3.4	121.32	115.85	4.7
Philadelphia	121.91	110.90	9.9	111.57	100.34	11.2
Tampa	134.20	124.61	7.7	177.95	161.08	10.5
New York area	207.29	211.13	(1.8)	190.71	203.05	(6.1)
Other markets	118.46	110.01	7.7	122.95	112.30	9.5
Same-store hotels (39)(a)	153.70	143.71	7.0	148.05	135.85	9.0

(a)	Excludes The Knickerbocker, which opened in February 2015.

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at September 30, 2015.

Consolidated Hotels	State	Rooms	% Owned(a)
Embassy Suites Birmingham	AL	242
Embassy Suites Phoenix-Biltmore	AZ	232
Renaissance Esmeralda Indian Wells Resort & Spa	CA	560
Embassy Suites Los Angeles-International Airport/South	CA	349
Embassy Suites Mandalay Beach-Hotel & Resort	CA	250
Embassy Suites Milpitas-Silicon Valley	CA	266
Embassy Suites Napa Valley	CA	205
Wyndham San Diego Bayside	CA	600
Embassy Suites San Francisco Airport-Waterfront	CA	340
Embassy Suites San Francisco Airport-South San Francisco	CA	312
Holiday Inn San Francisco-Fisherman’s Wharf	CA	585
San Francisco Marriott Union Square	CA	400
Wyndham Santa Monica At the Pier	CA	132
Embassy Suites Deerfield Beach-Resort & Spa	FL	244
Embassy Suites Fort Lauderdale-17th Street	FL	361
Embassy Suites Miami-International Airport	FL	318
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	FL	229
Embassy Suites Orlando-International Drive South/Convention Center	FL	244
The Vinoy Renaissance St. Petersburg Resort & Golf Club	FL	361
Embassy Suites Atlanta-Buckhead	GA	316
Wyndham New Orleans-French Quarter	LA	374
The Fairmont Copley Plaza, Boston	MA	383
Wyndham Boston Beacon Hill	MA	304
Embassy Suites Boston-Marlborough	MA	229
Embassy Suites Minneapolis-Airport	MN	310
Embassy Suites Secaucus-Meadowlands	NJ	261	50%
The Knickerbocker	NY	330	95%
Morgans New York	NY	117
Royalton New York	NY	168
Sheraton Philadelphia Society Hill Hotel	PA	364
Wyndham Philadelphia Historic District	PA	364
Wyndham Pittsburgh University Center	PA	251
The Mills House Wyndham Grand Hotel, Charleston	SC	216
Embassy Suites Myrtle Beach-Oceanfront Resort	SC	255
Hilton Myrtle Beach Resort	SC	385
Holiday Inn Nashville Airport	TN	383
DoubleTree Suites by Hilton Austin	TX	188
Embassy Suites Dallas-Love Field	TX	248
Wyndham Houston-Medical Center Hotel & Suites	TX	287
Sheraton Burlington Hotel & Conference Center	VT	309

Unconsolidated Hotel
Chateau LeMoyne-French Quarter, New Orleans (A Holiday Inn Hotel)	LA	171	50%

(a)	We own 100% of each hotel, except where otherwise noted.

Liquidity and Capital Resources
Operating Activities
RevPAR growth for the lodging industry continues to be above the long-term average. For the nine months ended September 30, 2015, RevPAR at our same-store hotels increased 9.0%, driven by a 6.4% increase in ADR and a 2.5% increase in occupancy. We expect RevPAR for these hotels will outperform the industry, increase 8.75-9.0% during 2015 (primarily from higher ADR), and our operations will generate $157.0 million to $161.0 million of cash flow this year.
During the first nine months of 2015, our operations (primarily hotel operations) provided $114.1 million in cash, $26.4 million more than the same period last year. This increase primarily reflects improved operations this year, offset by $8 million received in 2014 from Wyndham under its annual net operating income guaranties (for 2013) compared to $1 million received this year (for 2014), as well as a net $2.1 million payment made in the current year for a commercial contract dispute. Additionally, we paid less interest in the current year than in the same period last year.
At September 30, 2015, we had $56.9 million of cash and cash equivalents, including $35.4 million held by third-party management companies.
Investing Activities
During the nine months ended September 30, 2015, we had $125.0 million of cash provided by investing activities compared to $49.0 million provided during the same period last year. During the nine months ended September 30, 2015, we sold hotels for $190.0 million in aggregate net proceeds. Our restricted cash increased $4.2 million during the current period compared to a $43.0 million reduction of restricted cash during the same period last year, as we used restricted cash in 2014 to fund redevelopment of The Knickerbocker. So far this year, compared to the same period last year, we have spent $29.6 million less on renovations at our hotels and $31.8 million less on our hotel development project resulting from the wind-down of certain capital and development projects.
Through September 30, 2015, we have spent $163.2 million (excluding initial acquisition costs and capitalized interest) to redevelop The Knickerbocker, a 4-plus star hotel that opened in February 2015.
For renovations and redevelopment projects (other than The Knickerbocker), we expect to spend approximately $45 million this year, funded from operating cash flow, cash on hand and borrowings under our line of credit. In addition, we expect to invest approximately $33 million this year at The Knickerbocker, funded primarily by proceeds from the construction loan.
Since December 2010, we have sold 40 non-strategic hotels for aggregate gross proceeds of $844 million (representing our pro rata share) and have disposed of our 50% interests in five non-strategic hotels by unwinding certain joint ventures. We sold eight hotels in 2015, thereby completing our portfolio repositioning program.

Financing Activities
During the nine months ended September 30, 2015, cash used in financing activities increased by $107.0 million compared to the same period last year. During the current period:

•
We amended and restated our secured line of credit facility to increase aggregate lender commitments to $400 million from $225 million (which resulted in payment of $5.8 million of related deferred financing fees), as well as extend the facility’s maturity to 2020 (assuming we satisfy certain conditions and exercise a one-year extension option) and reduced the applicable interest rate spread by 62.5 basis points. At September 30, 2015, we had $200 million drawn and outstanding under that facility.

•
We issued $475 million of our 6.0% senior notes due 2025 (which resulted in payment of $8.5 million of related deferred financing fees) and used all of the net proceeds, together with cash on hand and funds drawn under our line of credit, to repurchase and redeem $525 million (face value) of our outstanding 6.75% senior secured notes due 2019.

•	We used funds drawn under our line of credit to repay a $140 million secured loan that would have otherwise matured in 2017.

•	We used asset sale proceeds to repay $62.1 million of other secured debt.

•	We issued 18.4 million shares of our common stock for net proceeds of approximately $199 million.

•
We used proceeds from selling shares of our common stock to redeem all of our outstanding shares of 8% Series C Cumulative Preferred Stock for an aggregate redemption price of $170.4 million (including $491,000 of accrued dividends), thereby significantly reducing our recurring preferred dividend expense.

•	We received $1.7 million of additional net proceeds from The Knickerbocker consolidated joint venture’s sale of preferred equity interests pursuant to the EB-5 Immigrant Investor Program.

•	We increased our distributions to non-controlling interest holders during the first nine months of 2015 to $16.3 million, primarily due to the sale of a hotel in a consolidated joint venture.
In 2015, we expect to pay approximately $2 million of scheduled principal payments, $32 million of preferred dividends and $22 million in common dividends (assuming no change to our current quarterly dividend rate), all of which will be funded from operating cash flow and cash on hand.
Our Board of Directors declared, and we paid, a $0.04 per share quarterly common stock dividend in April, July, and October of 2015.
Our Board approved a stock repurchase program in October 2015. Under the program, we may repurchase up to $100 million of our common stock over the next two years. We may repurchase shares from time to time in transactions on the open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans. There is no guaranty as to the number of shares that will be repurchased (if any), and we may extend, suspend or discontinue our repurchase program at any time without notice at our discretion. Repurchased shares will be re-designated as authorized but unissued. We have not yet purchased any shares under the program.

Financing Activities (continued)
FelCor LP, which is our operating partnership, distributes funds to FelCor to pay common or preferred dividends. Our Board determines the amount of common and preferred dividends for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.
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
Most of our secured debt (other than our 5.625% senior secured notes and our line of credit) is subject to lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves, even if revenues are flowing through a lock-box triggered by a specified debt service coverage ratio not being met. All of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.
Senior Notes. Our senior notes, which are guaranteed by FelCor, require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. In addition, our 5.625% senior secured notes are secured by a combination of first lien mortgages and related security interests on nine hotels, as well as pledges of equity interests in certain subsidiaries of FelCor LP, and the 6.0% senior unsecured notes require us to maintain at least a minimum amount of unencumbered assets.

Interest Rate Caps. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at September 30, 2015 and December 31, 2014. This interest rate cap was not designated as a hedge and had an insignificant fair value at September 30, 2015 and December 31, 2014, resulting in no significant impact on earnings.

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
At September 30, 2015, approximately 81% of our consolidated debt bears fixed-rate interest.
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
Expected Maturity Date
at September 30, 2015
(dollars in thousands)

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$1,277	$2,652	$2,810	$2,954	$3,106	$1,140,972	$1,153,771	$1,172,802
Average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	5.70%	5.69%
Floating-rate:
Debt	—	64,861	—	—	200,000	—	264,861	265,235
Average interest rate (a)	—	4.35%	—	—	4.51%	—	4.47%
Total debt	$1,277	$67,513	$2,810	$2,954	$203,106	$1,140,972	$1,418,632
Average interest rate	4.95%	4.37%	4.95%	4.95%	4.51%	5.70%	5.46%
Net discount							—
Total debt							$1,418,632

(a)	The average floating interest rate considers the implied forward rates in the yield curve at September 30, 2015.

Item 4.	Controls and Procedures.
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

PART II – OTHER INFORMATION

Item 6.	Exhibits.

The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

10.1	Severance Agreement by and between FelCor Lodging Trust Incorporated and Michael A. DeNicola (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated April 4, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor.

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

----------------------
*Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) FelCor’s Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) FelCor’s Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014; (iv) FelCor’s Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015 and 2014; (v) FelCor’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; (vi) FelCor LP’s Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (vii) FelCor LP’s Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (viii) FelCor LP’s Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2015 and 2014; (x) FelCor LP’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED
a Maryland Corporation

Date: October 30, 2015	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: October 30, 2015	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Controller