Form 10-K
period 2015-12-31
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2016-02-26
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

The aggregate market value of shares of common stock held by non-affiliates of FelCor Lodging Trust Incorporated as of June 30, 2015, computed by reference to the price at which its common stock was last sold at June 30, 2015, was approximately $1.4 billion.

As of February 22, 2016, FelCor Lodging Trust Incorporated had issued and outstanding 139,580,734 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of FelCor Lodging Trust Incorporated’s definitive Proxy Statement pertaining to its 2016 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

EXPLANATORY NOTE
This annual report on Form 10-K for the fiscal year ended December 31, 2015, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.
FelCor is a Maryland corporation operating as a real estate investment trust, or REIT, and is the sole general partner, and the owner of, a greater than 99% partnership interest in, FelCor LP. Through FelCor LP, FelCor owns hotels and conducts business. As the sole general partner of FelCor LP, FelCor has exclusive and complete control of FelCor LP’s day-to-day management.
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

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

This Annual Report contains registered trademarks and service marks owned or licensed by companies other than us, including (but not limited to) DoubleTree Suites by Hilton, Embassy Suites Hotels, Fairmont, Hilton, Holiday Inn, Marriott, Morgans, Renaissance, Royalton, Sheraton, Walt Disney World, Wyndham and Wyndham Grand.

Disclosure Regarding Forward Looking Statements

Our disclosure and analysis in this Annual Report and in FelCor’s 2015 Annual Report to Stockholders may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we may also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast,” “continue” or similar expressions. In particular, these forward-looking statements may include those relating to future actions (including future acquisitions or dispositions and future capital expenditure plans) and future performance or expenses.

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

PART I
Item 1.    Business
About FelCor and FelCor LP
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 41 hotels with 12,443 rooms at December 31, 2015. At December 31, 2015, we had an aggregate of 142,419,283 shares and units outstanding, consisting of 141,807,821 shares of FelCor common stock and 611,462 units of FelCor LP limited partnership interest not owned by FelCor.

Business Strategy

Strategy and Objectives. Our goal is to provide superior returns in stockholder value through earnings growth, asset appreciation and sustainable dividend growth. We strive to achieve this goal by building an ever-improving, well-maintained portfolio of high quality hotels in strategic locations, while leveraging our core competencies, and continuing to enhance our balance sheet flexibility and strength while reducing cost of capital.

Our core portfolio consists primarily of upper-upscale and luxury hotels and resorts located in major markets and resort locations that have dynamic demand generators and high barriers-to-entry. We sell, acquire, rebrand and redevelop hotels to increase our return on invested capital, improve overall portfolio quality, enhance diversification and improve growth rates. Our long-term strategy has six critical components:

•
Utilize our Unique Hands-On Asset Management Approach to Maximize Returns at our Hotels. We seek to maximize revenue, market share, hotel operating margins and cash flow at every hotel. FelCor’s asset management is aggressive and hands-on. All of our asset managers have extensive hotel operating experience and thorough knowledge of the markets and overall demand dynamics where our hotels operate. Consequently, interacting with our hotel managers is very effective. With our long-standing and extensive brand relationships, we have significant influence over how their policies and procedures (most notably, brand strategy for marketing and revenue enhancement programs) affect us as hotel owners.

•
Pursue Redevelopment Opportunities that Leverage our Development and Operations Expertise. We consider expansion and redevelopment opportunities at our properties that offer attractive risk-adjusted returns by utilizing excess land, purchasing air rights and maximizing the use of existing space. Redevelopment opportunities may include adding guest rooms, meeting space and amenities, such as spas and developing condominiums. We have successfully redeveloped and repositioned several hotels, including, the San Francisco Marriott Union Square, where from 2007 (prior to redevelopment) to 2015, rate index increased from 79.6% to 108.8%. Revenue per available room, or RevPAR, and Hotel EBITDA at that hotel increased 110% to $250 and 911% to $14.8 million, respectively, over the same period. We are currently seeking the necessary approvals and entitlements to redevelop several of our hotels, located in core markets, that offer attractive risk-adjusted returns that are significantly above our cost of capital.

•
Enhance Our Assets’ Long-Term Performance by Investing in High-ROI Capital Projects. We spend capital prudently. Our capital strategy involves efficiently maintaining our properties over the long-term and limiting future expenditure fluctuations, while maximizing return on investment. We generally renovate several hotels each year to maintain their competitive position and value. We routinely evaluate value-adding opportunities at our hotels, such as better use of existing space, new restaurant concepts and improved food and beverage operations. For example, after completing a $13.0 million renovation at the Embassy Suites Myrtle Beach Oceanfront Resort (which included renovating the public areas, adding food and beverage outlets and upgrading the lobby, front desk and entrance), total revenues increased 77% from 2011 to $21.1 million in 2015, while Hotel EBITDA increased 90% to $5.8 million during the same time period.

•
Acquire Hotels that Further Improve our Portfolio Quality and Earnings Growth Rates. We seek to acquire high-quality hotels in major urban and resort markets with high barriers-to-entry and high growth potential, typified by our acquisition of the iconic Fairmont Copley Plaza. We target properties that are accretive to long-term stockholder value, will provide investment returns that exceed our weighted average cost of capital and provide attractive long-term yields. Additionally, we seek properties that will improve the overall quality and diversity of our portfolio and we consider hotels that offer redevelopment and/or revenue repositioning opportunities that will further enhance returns on our investment.

•
Balance Sheet Management. We are committed to further strengthening our balance sheet by reducing leverage, extending debt maturities and taking advantage of opportunities to lower our cost of debt. Our much improved balance sheet provides the necessary flexibility and capacity to thrive throughout lodging industry cycles. We will continue to reduce our leverage (as measured by Debt to Adjusted EBITDA1) by, among other things, selling hotels and increasing operating cash flow by improving RevPAR at our hotels. We also expect to reduce our cost of capital by refinancing or repaying higher cost debt and preferred stock, while further extending debt maturities.

•
Sell Hotels Not Expected to Meet Our Return Hurdles. We believe opportunistically selling hotels and reallocating capital to more attractive investments enhances our long-term growth, increases our return on capital and enables management to focus on long-term investments within our target markets. We consistently review our hotels in terms of projected performance, future capital expenditure requirements, market dynamics and concentration risk and sell those properties in markets that are not expected to offer an attractive return on our investment or are inconsistent with our long-term portfolio strategy.

Recent Achievements. We have made significant progress toward achieving our strategic objectives.

•	Since December 2010, we sold 40 hotels (including eight in 2015) for total gross proceeds of $926 million (our pro rata share was $844 million).

•
We successfully repositioned eight Wyndham hotels from Holiday Inns, which were rebranded in March 2013. Rebranding and repositioning these hotels demonstrates the execution of our long-term value creation strategy by maximizing the value and earnings potential of our hotels. RevPAR at these eight hotels increased 15% during 2015, compared to the prior year.

•
Our Board of Directors reinstated the quarterly common dividend in 2013 and increased it from $0.02 to $0.04 per share in the fourth quarter of 2014, and to $0.06 per share in the fourth quarter of 2015.

______________________________
1 We include a more detailed description and computation of EBITDA, Hotel EBITDA and Adjusted EBITDA in “Non-GAAP Financial Measures,” which is found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

•
In October 2015, our Board approved a stock repurchase program, pursuant to which, we may repurchase up to $100 million of our common stock over the ensuing two years. We may repurchase shares in transactions on the open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans, in accordance with applicable securities laws and other restrictions. As of December 31, 2015, we paid $14.4 million (including commissions) repurchasing approximately 2.0 million shares of our common stock at an average price of $7.26 per share. Since then, the number of repurchased shares has increased to 4.3 million shares for a total of $29.0 million (including commissions), at an average price of $6.68 per share.

•	In 2015, we spent $48.4 million on capital expenditures, primarily renovating and redeveloping five hotels.

•
We spent $165.5 million (excluding the initial acquisition costs and capitalized interest) through December 31, 2015 to redevelop The Knickerbocker Hotel, located in the heart of Times Square in Manhattan. The luxury boutique hotel opened in February 2015.

•
In 2015, we repaid $729 million of debt, including all significant debt scheduled to mature through 2019. In 2015, we issued $475 million aggregate principal amount of our 6.00% unsecured senior notes due 2025. We used the proceeds from that offering, together with cash on hand and funds drawn under our line of credit, to repurchase and redeem $525 million in aggregate principal amount of our 6.75% senior secured notes due 2019, which was secured by mortgages on six hotels. Also in 2015, we amended and restated our secured line of credit primarily to expand our borrowing capacity from $225 million to $400 million. We concurrently repaid a $140 million term loan that otherwise matured in 2017, bore interest at LIBOR plus 250 basis points and was secured by mortgages on three hotels, including one hotel that is part of the security for the amended line of credit. Also in 2015, we amended our Knickerbocker loan to lower the interest rate to LIBOR plus 300 basis points and extend the maturity to November 2018, subject to satisfying certain conditions. As a result of these transactions, we extended our weighted-average debt maturity to 2023, while reducing our weighted-average cost of debt to 5.28%.

Our Industry
The United States lodging industry is diverse and fragmented, operating a variety of hotels across multiple quality and service segments. The industry caters to a wide range of guests, including transient customers (both leisure and corporate), groups (both leisure and corporate) and long-term, or contract, customers. Average rates charged by hotels are dependent on multiple factors, including the potential customer mix, level of customer demand and rooms supply in the market. Many hotels are marketed under a brand or “flag,” such as Hilton and Marriott, among others. Franchisors, which own these brands, typically receive fees in exchange for brand recognition, marketing support and their reservation systems. Other hotels operate independently, often because they do not desire to fit within the standards of a particular brand or, in some cases, because operating as an independent “boutique” hotel actually enhances a hotel’s appeal to targeted guests. Hotels, and the underlying real estate, are owned by both public and private companies and partnerships. Franchisors or independent management companies often operate hotels on behalf of their owners. All of our hotels are operated on our behalf, mostly by managers affiliated with international franchisors.

Hotel Classification. Smith Travel Research, or STR, a leading research provider for the lodging industry, classifies hotel chains into seven distinct segments: luxury, upper-upscale, upscale, upper-midscale, midscale, economy and independent. More than 90% of our Hotel EBITDA is generated from luxury (Fairmont) and upper-upscale (Embassy Suites, Hilton, Marriott, Renaissance, Sheraton, and Wyndham) hotels. We also own upscale (Doubletree), upper-midscale (Holiday Inn) and independent (Knickerbocker, Royalton and Morgans) hotels.

Industry Performance. The industry is cyclical, driven by supply and demand. Overall economic conditions and local market factors influence demand, as do GDP growth, employment growth and corporate profits. Lodging industry fundamentals remain healthy. Both corporate and leisure demand are growing and supply growth remains muted, and below historical norms.
During 2015, average occupancy for the industry surpassed 2007 (pre-recession) levels, reflecting the continuing supply and demand imbalance. STR reported that supply increased only 1.1% during 2015, well below the roughly 2% historical average. New hotel construction remained constrained by limited construction financing. At December 2015, only 141,000 hotel rooms were under construction, 33% less than December 2007. The continued favorable supply and demand imbalance, and corresponding operator confidence, allowed our hotels, generally, to increase average rates. For 2015, STR reported:

•	RevPAR increased 6.3%, to $78.67, the highest RevPAR ever recorded by STR for any year;

•	Average daily rate (ADR) increased 4.4% to $120.01, the highest ADR ever recorded by STR;

•	Occupancy increased 1.7% to 65.6%, as demand growth outpaced supply growth; and

•	Industry performance improved on a widespread basis, with all but two of STR’s 25 largest markets experiencing higher RevPAR in 2015 compared to 2014.

For 2016, PKF Hospitality Research, or PKF, another leading provider of hospitality industry research, projects that lodging fundamentals will continue to improve, with higher demand, improved pricing and historically low supply growth. Occupancy is expected to increase 0.6% in 2016. As occupancy increases, hotels should have the opportunity to improve ADR further by remixing their business in favor of premium corporate guests, and ADR growth should be a more significant factor in RevPAR growth. PKF projects 2016 industry ADR will increase by 5.5%, contributing to a projected 6.1% RevPAR increase.

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
We believe that our hotels materially comply with all federal, state, local and foreign laws and regulations regarding hazardous substances and other environmental matters, to the extent violation of such laws and regulations have a material adverse effect on us. We have not been notified by any governmental authority or private party of any noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our current or former properties that we believe would have a material adverse effect on our business, assets or results of operations. However, obligations for compliance with environmental laws that arise or are discovered in the future may adversely affect our financial condition.

Tax Status
FelCor LP is a partnership for federal income tax purposes, and is not subject to federal income tax. However, under its partnership agreement, it is required to reimburse FelCor for any tax payments it is required to make. Accordingly, the tax information herein represents disclosures regarding FelCor and its taxable subsidiaries.
FelCor elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. FelCor’s taxable REIT subsidiaries, or TRSs, formed to lease its hotels, are subject to federal, state and local income taxes. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders. If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as a REIT for four subsequent years. In connection with FelCor’s election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock. FelCor LP expects to make distributions on its units sufficient to enable FelCor to meet its distribution obligations as a REIT. At December 31, 2015, FelCor had a federal income tax net operating loss carryforward of $534.2 million, and its TRSs had federal income tax loss carryforwards of $264.6 million.
Employees
At December 31, 2015, we had 63 full-time employees. None are involved in the day-to-day operation of our hotels.
Ownership of our Hotels
Of our 41 hotels at December 31, 2015, we owned 100% interests in 38 hotels, a 95% interest in one hotel (The Knickerbocker) and 50% interests in entities owning two hotels. We consolidate our real estate interests in the 39 hotels in which we held majority interests, and we record the real estate interests of the two hotels in which we hold 50% interests using the equity method. We lease 40 of 41 hotels to our TRSs, of which we own a controlling interest. One 50% owned hotel is operated without a lease. Because we own controlling interests in our operating lessees, we consolidate our interests in all 40 leased hotels (which we refer to as our Consolidated Hotels) and reflect their operating revenues and expenses in our statements of operations. Our Consolidated Hotels are located in 15 states, with concentrations in major urban markets and resort areas.
Segment Reporting

Our business is conducted in one operating segment because of the similar economic characteristics of our hotels. Additional segment information may be found in the footnotes to our consolidated financial statements elsewhere in this report.

Additional Information

Additional information relating to our hotels and our business, including the charters of our Executive Committee, Corporate Governance Committee, Compensation Committee and Audit Committee; our corporate governance guidelines; and our code of business conduct and ethics can be found on our website at www.felcor.com. Information relating to our hotels and our business can also be found in the Notes to Consolidated Financial Statements located elsewhere in this report. Our annual, quarterly and current reports, and amendments to these reports, filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or Exchange Act, are made available on our website, free of charge, under the “SEC Filings” tab on our “Investor Relations” page, as soon as practicable following their filing. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.  Risk Factors
The risk factors in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.
Our revenues, expenses and the value of our hotels are subject to conditions affecting both the real estate and lodging industries.
Real estate investments are subject to numerous risks. Our investment in hotels is subject to numerous risks generally associated with owning real estate, including among others:

•	general economic conditions, including unemployment rates, major bank failures, unsettled capital markets and sovereign debt uncertainty;

•	changes in international, national, regional and local economic climate and real estate market conditions;

•	changes in zoning laws;

•	changes in traffic patterns and neighborhood characteristics;

•	increases in assessed property taxes from changes in valuation and real estate tax rates;

•	increases in the cost of property insurance;

•	potential for uninsured or underinsured property losses;

•	costly governmental regulations and fiscal policies;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	the ongoing need for capital improvements;

•	changes in tax laws; and

•	other circumstances beyond our control.
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
Investing in hotel assets involves special risks. We have invested in hotels and related assets, and our hotels are subject to all the risks common to the hotel industry. These risks could adversely affect hotel occupancy, operating costs and rates that can be charged for hotel rooms, and generally include:

•	changes in business and leisure travel patterns;

•	decreases in demand for hotel rooms;

•	increases in lodging supply or competition, which may adversely affect demand at our hotels;

•	the effect of geopolitical disturbances, including terrorist attacks and terror alerts, that reduce business and leisure travel;

•	the attractiveness of our hotels to consumers relative to competing hotels;

•	fluctuations in our revenue caused by the seasonal nature of the hotel industry;

•	unforeseen events beyond our control, including unionization of the labor force at our hotels;

•	the threat or outbreak of a pandemic disease and natural disasters affecting the travel industry;

•	increasing fuel costs and other travel expenses resulting in reductions of travel;

•	consolidation in the lodging industry; and

•	increased transportation security precautions affecting the travel industry.

We are subject to risks inherent to hotel operations. We have ownership interests in the operating lessees of our hotels; consequently, we are subject to the risk of fluctuating hotel operating expenses at our hotels, including but not limited to:

•	increases in operating expenses due to inflation;

•	wage and benefit costs, including hotels that employ unionized labor and minimum wage increases in states where our hotels are located;

•	repair and maintenance expenses;

•	gas and electricity costs;

•	insurance costs including health, general liability and workers compensation; and

•	other operating expenses.

We could face increased competition. Each of our hotels competes with other hotels in its geographic area. In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging, including third party providers of short term rental properties, such as Airbnb® and VRBO®. A number of additional hotel rooms have been, or may be, built in a number of the geographic areas in which our hotels are located, which could adversely affect both occupancy and rates in those markets. A significant increase in the supply of upscale and upper-upscale hotel rooms, or if demand fails to increase at least proportionately, could have a material adverse effect on our business, financial condition and results of operations.

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

Compliance with environmental laws may adversely affect our financial condition. Owners of real estate are subject to numerous federal, state and local environmental laws and regulations. Under these laws and regulations, a current or former owner of real estate may be liable for the costs of remediating hazardous substances found on its property, whether or not they were responsible for its presence. In addition, if an owner of real property arranges for the disposal of hazardous substances at another site, it may also be liable for the costs of remediating the disposal site, even if it did not own or operate the disposal site. Such liability may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. A property owner may also be liable to third parties for personal injuries or property damage sustained as a result of its release of hazardous or toxic substances, including asbestos-containing materials, into the environment. Environmental laws and regulations may require us to incur substantial expenses and limit the use of our properties. We could have substantial liability for a failure to comply with applicable environmental laws and regulations, which may be enforced by the government or, in certain instances, by private parties. The existence of hazardous substances at a property can also adversely affect the value of, and the owner’s ability to use, sell or borrow against the property.

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

Compliance with the Americans with Disabilities Act may adversely affect our financial condition. Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We make every reasonable effort to ensure that our hotels substantially comply with the requirements of the ADA and other applicable laws. However, we could be liable for both governmental fines and payments to private parties if it were determined that our hotels are not in compliance with these laws. We also may be subject to future changes in these laws. If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the ADA and similar laws, it could materially adversely affect our ability to make distributions to our stockholders and to satisfy our other obligations.

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
Portions of our information technology infrastructure or the information technology infrastructure of our independent managers and franchisors also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We, or our third-party managers and franchisors, may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability of our third-party managers and franchisors to fulfill reservations for guestrooms and other services offered at our hotels. Delayed sales or bookings, lower margins or lost guest reservations resulting from these disruptions could adversely affect our financial results, stock price and the reputation of our hotels.
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
If we (or our independent managers or franchisors) fail to comply with applicable privacy laws and regulations, we could be subject to payment of fines, damages or face restrictions on our use of guest data. Our managers and franchisors collect information relating to our guests for various business purposes, including marketing and promotional purposes. Collecting and using personal data is governed by U.S. and other privacy laws and regulations. Privacy regulations continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our managers’ ability to market our products, properties and services to our guests. In addition, non-compliance (or in some circumstances non-compliance by third parties engaged by us (including our managers and franchisors)) or a breach of security in systems storing privacy data, may result in fines, payment of damages or restrictions on our (or our managers’ or franchisors’) use or transfer of data.

Future terrorist activities and political instability may adversely affect, and create uncertainty in, our business. Terrorism in the United States or elsewhere could have an adverse effect on our business, although the degree of impact will depend on a number of factors, including the United States and global economies and global financial markets. Previous terrorist attacks in the United States and subsequent terrorism alerts have adversely affected the travel and hospitality industries in the past. Such attacks, or the threat of such attacks, could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties, and/or our results of operations and financial condition, as a whole.
We face reduced insurance coverages and increasing premiums. Our property insurance has a $100,000 “all-risk” deductible, as well as a 5% deductible (insured value) for named windstorm and California earthquake coverage. Substantial uninsured or under-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders or franchisors. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 32 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.
We could have uninsured or under-insured property losses. Our property policies provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached, and each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits, and as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or catastrophic terrorist acts. Risks such as war, catastrophic terrorist acts, nuclear, biological, chemical, or radiological attacks and some environmental hazards may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against.
We may also encounter disputes concerning whether an insurance provider will pay a particular claim that we believe is covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur or should we be unsuccessful in perfecting a claim from an insurance carrier, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.
We obtain terrorism insurance to the extent required by lenders or franchisors, as well as our general liability and directors’ and officers’ policies. However, our all-risk policies have limitations, such as per occurrence limits and sub-limits, that might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act, or TRIA, for “certified” acts of terrorism - namely those that are committed on behalf of non-United States persons or interests. Furthermore, we do not have full replacement coverage at all of our hotels for acts of terrorism committed on behalf of United States persons or interests (“non-certified” events) as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While TRIA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Additionally, Congress may not renew TRIA in the future, which would eliminate the federal subsidy for terrorism losses. As a result of the above, the extent and adequacy of terrorism coverage that will be available in the future to protect our interests in the event of future terrorist attacks that impact our properties is uncertain.
We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions. At December 31, 2015, approximately 56% of our same-store hotel rooms were located in, and 63% of our 2015 Hotel EBITDA was generated from, three states: California (33% of our same-store hotel rooms and 37% of our Hotel EBITDA); Florida (15% of our same-store hotel rooms and 15% of our Hotel EBITDA); and Massachusetts (8% of our same-store hotel rooms and 11% of our Hotel EBITDA). Additionally, at December 31, 2015, we had concentrations in five major metropolitan areas which together represented approximately 48% of our Hotel EBITDA for the year ended December 31, 2015 (the San Francisco Bay area (17%), Boston (11%), South Florida (8%), Los Angeles area (6%) and Myrtle Beach (6%)). Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas may have a greater adverse effect on us than on the industry as a whole.
Transfers and/or termination of franchise licenses and management agreements may occur even though they may be prohibited or restricted. Hotel managers and franchise licensors may have the right to terminate their agreements or suspend their services in the event of default under such agreements or other third-party agreements such as ground leases and mortgages, upon the loss of liquor licenses, or in the event of the sale or transfer of the hotel. Franchise licenses may expire by their terms, and we may not be able to obtain replacement franchise license agreements.
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
We are subject to the risks of brand concentration. We are subject to the potential risks associated with the concentration of our hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with the brand could adversely affect hotels operated under that brand. If any brands under which we operate hotels suffer a significant decline in appeal to the traveling public, the revenues and profitability of our branded hotels could be adversely affected. At December 31, 2015, approximately 18 hotels (comprising 42% of our same-store hotel rooms) were flagged as Embassy Suites, and we derived approximately 44% of our 2015 Hotel EBITDA from those hotels.

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
Our business may be adversely affected by consolidation in the lodging industry. Consolidation among companies in the lodging industry may increase the resulting companies’ negotiating power relative to ours, and decrease competition among those companies for franchisees and management contracts. Consolidation could result in increased franchise or management fees. To the extent that consolidation among hotel brand companies adversely affects the loyalty reward program offered by one or more of our hotels, customer loyalty to those hotels may suffer and demand for guestrooms may decrease. Furthermore, because each hotel brand company relies on its own network of reservation systems, hotel management systems and customer databases, the integration of two or more networks may result in a disruption to operations of these systems, such as disruptions in processing guest reservations, delayed bookings or sales, or lost guest reservations, which could adversely affect our financial condition and results of operations.
We have substantial financial leverage.
At December 31, 2015, our consolidated debt ($1.4 billion) represented approximately 52% of our total enterprise value. Declining revenues and cash flow may adversely affect our public debt ratings and may limit our access to additional debt. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. If our access to additional debt financing is limited, our ability to fund these programs or acquire hotels in the future could be adversely affected. Also, we cannot assure you that we will be able to refinance any of our debt on a timely basis or on satisfactory terms, if at all.

Financial leverage could have negative consequences. For example, it could:

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;

•	limit our ability to refinance existing debt;

•	limit our ability to pay dividends, invest in unconsolidated joint ventures, etc.;

•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing;

•	enhance the impact of adverse economic and industry conditions and of interest rate fluctuations;

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
The agreements governing our senior secured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order, among other things, to: (i) incur certain additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends other than to maintain FelCor’s REIT status; (iii) repurchase FelCor’s capital stock; or (iv) merge. In addition, our 5.625% senior secured notes are secured by a combination of first lien mortgages and related security interests on nine hotels, as well as pledges of equity interests in certain subsidiaries of FelCor LP, and the 6.00% senior unsecured notes require us to maintain a minimum amount of unencumbered assets. These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest.
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
We are currently party to agreements and instruments that can restrict or prevent the payment of dividends on our common and preferred stock (except, to some degree, as necessary to retain REIT status). Under the agreements governing our senior notes, dividend payments are permitted only to the extent that, at the time of the distribution, we can satisfy certain financial thresholds (concerning leverage and fixed charges) and meet other requirements. Under the terms of our outstanding preferred stock, we are not permitted to pay dividends on our common stock unless all accrued preferred dividends then payable have been paid. While our preferred dividends are current, if we fail to pay future dividends on our preferred stock for any reason, including to comply with the terms of our senior secured notes, our preferred dividends will accrue, and we will be prohibited from paying any common dividends until all such accrued but unpaid preferred dividends have been paid.

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

Our ability to achieve our long-term objectives is subject to various risks and uncertainties, and we may be unable to execute some or all of the foregoing as contemplated, or at all.
Our long-term strategy contemplates: (i) redeveloping hotels in our portfolio, including potentially rebranding and enhancing facilities, to enhance hotel performance and improve returns on our investment; (ii) acquiring additional hotels in our target markets that meet our investment criteria and/or present redevelopment opportunities similar to hotels already in our portfolio; and (iii) recycling capital invested in our portfolio by selling hotels that no longer meet our investment criteria or are significantly more valuable as single assets than as part of a larger portfolio and reinvesting the proceeds in hotels that meet or exceed our investment criteria. For example, while we intend to recycle capital invested in hotels that no longer meet our investment criteria, there is no assurance that we will be able to sell such hotels at acceptable prices, or at all, and we can provide no assurance that the capital recycled from selling hotels will, when reinvested, generate targeted returns. Similarly, we can provide no assurance that current and future redevelopment opportunities will proceed as contemplated or at all or whether, if they do proceed, they will be successful and achieve or exceed targeted returns. In addition, while we contemplate acquiring hotels in our target markets, we can provide no assurances that we will successfully identify appropriate acquisition opportunities that meet our investment criteria or that we will be able to act on those opportunities and acquire hotels that will contribute to the long-term growth of our portfolio and deliver incremental stockholder value or that our assumptions about the benefits of our target markets (growth rates and potential returns, among others) will prove correct. If we are unable to execute our plans, we may be unable to realize the growth underlying our strategy, and our future business operations or financial performance could be adversely affected.

We may be unable to execute our deleveraging strategy successfully if we are unable to sell hotels designated to be sold, or at all, or sell them for satisfactory pricing or if we are unable to grow our cash flow.
Our ability to sell hotels is at least partially dependent on potential buyers obtaining financing. If adequate financing is not available or is only available at undesirable terms, we may be unable to sell hotels or sell them for desired pricing. If we are unable to sell hotels or if we sell them below desired pricing, it could affect our ability to repay and refinance debt and slow the execution of our strategic plan. If we sell a mortgaged hotel for less than its outstanding debt balance, we would be required to use cash to make up the shortfall or substitute an unencumbered hotel as collateral, which would restrict future flexibility when refinancing debt or restrict us from using cash for other purposes. Similarly, if we are unsuccessful in growing the cash flow at our hotels, our deleveraging strategy could be frustrated.
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
Our executive management team includes our President and Chief Executive Officer, and four Executive Vice Presidents. In addition, we have several other long-tenured senior officers. These executives and officers generally possess institutional knowledge about our organization and the hospitality or real estate industries, have significant expertise in their fields and possess leadership skills that are important to our operations. The loss of any of our executives or other long-tenured officers could adversely affect our ability to execute our business strategy.

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

We lack control over the management and operations of our hotels. Because federal income tax laws restrict REITs and their subsidiaries from operating hotels, we do not manage our hotels. Instead, we depend on third-party managers to operate our hotels pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as setting room rates, establishing salary and benefits provided to hotel employees, conducting food and beverage operations and similar matters. While our taxable REIT subsidiaries monitor the third-party manager’s performance, we have limited specific recourse under our management agreements if we believe the third-party managers are not performing adequately. Failure by our third-party managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. In addition, our third-party managers, or their affiliates, manage hotels that compete with our hotels, which may result in conflicts of interest. As a result, our third-party managers may have in the past made, and may in the future make, decisions regarding competing lodging facilities that are not or would not be in our best interests.

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
To continue to qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% effective in 2018) of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, the REIT statutes provide a means to cure the exception. If we are unable to cure the exception we may be subject to an additional tax. As a result, we may be required to liquidate otherwise attractive investments.

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
Through our subsidiaries, we own interests in some real estate joint ventures. Our unconsolidated joint ventures owned two hotels, in which we had a $9.6 million aggregate investment at December 31, 2015. We include the lessee operations of one of these two hotels in our consolidated results of operations because we own a majority interest in the lessee. All of our joint venture partners are unaffiliated with us. The joint ventures owned hotels that secured $22.9 million of non-recourse loans at December 31, 2015.

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

Staggered Board. Our Board is currently divided into three classes. Directors in each class were elected for terms of three years. As a result, the ability of stockholders to effect a change in control of us through the election of new directors is limited by the inability of stockholders to elect a majority of our Board at any particular meeting. Our charter was amended last year to eliminate the provision that classifies our directors. All directors elected going forward will serve a one year term and by mid-2017 all of our directors will be up for election annually.

Authority to Issue Additional Shares. Under our charter, our Board may issue up to an aggregate of 20 million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our Board that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2015, we had 12,879,475 shares of Series A preferred stock outstanding.

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
In addition, under the Maryland General Corporation Law, unless prohibited by charter or resolution (which we are with respect to certain provisions), our Board can elect by resolution without stockholder approval to be subject to certain corporate governance provisions that may be inconsistent with our charter and bylaws. Under Sections 3-801 through 3-805 of that statute, our Board may adopt corporate governance provisions that may, individually or in the aggregate, affect stockholders’ ability to alter corporate policies directly or delay or prevent a strategic transaction or a change in control.

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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We own a diversified portfolio of hotels managed by Hilton Worldwide, or Hilton; Wyndham Worldwide, or Wyndham; Marriott International Inc., or Marriott; InterContinental Hotels Group, or IHG; Starwood Hotels & Resorts Worldwide Inc., or Starwood; Fairmont Raffles Hotels International, or Fairmont; Highgate Hotels, or Highgate; Morgans Hotel Group Corporation, or Morgans; and Aimbridge Hospitality. Our hotels are high-quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. They generally feature comfortable, modern guest rooms, meeting facilities and full-service restaurant and catering facilities. At December 31, 2015, our Consolidated Hotels were located in the United States (40 hotels in 15 states), with concentrations in major gateway cities and resort areas. Our hotels average 307 rooms. The following table sets forth our hotels at December 31, 2015.

Consolidated Hotels	Rooms
Embassy Suites Atlanta-Buckhead	316
DoubleTree Suites by Hilton Austin	188
Embassy Suites Birmingham	242
The Fairmont Copley Plaza, Boston	383
Wyndham Boston Beacon Hill	304
Embassy Suites Boston-Marlborough	229
Sheraton Burlington Hotel & Conference Center	309
The Mills House Wyndham Grand Hotel, Charleston	216
Embassy Suites Dallas-Love Field	248
Embassy Suites Deerfield Beach-Resort & Spa	244
Embassy Suites Fort Lauderdale 17th Street	361
Wyndham Houston-Medical Center Hotel & Suites	287
Renaissance Esmeralda Indian Wells Resort & Spa	560
Embassy Suites Los Angeles-International Airport/South	349
Embassy Suites Mandalay Beach-Hotel & Resort	250
Embassy Suites Miami-International Airport	318
Embassy Suites Milpitas-Silicon Valley	266
Embassy Suites Minneapolis-Airport	310
Embassy Suites Myrtle Beach-Oceanfront Resort	255
Hilton Myrtle Beach Resort	385
Embassy Suites Napa Valley	205
Holiday Inn Nashville Airport	383
Wyndham New Orleans-French Quarter	374
The Knickerbocker New York	330
Morgans New York	117
Royalton New York	168

Consolidated Hotels (continued)	Rooms
Embassy Suites Orlando-International Drive South/Convention Center	244
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	229
Wyndham Philadelphia Historic District	364
Sheraton Philadelphia Society Hill Hotel	364
Embassy Suites Phoenix-Biltmore	232
Wyndham Pittsburgh University Center	251
Wyndham San Diego Bayside	600
Embassy Suites San Francisco Airport-South San Francisco	312
Embassy Suites San Francisco Airport-Waterfront	340
Holiday Inn San Francisco-Fisherman’s Wharf	585
San Francisco Marriott Union Square	400
Wyndham Santa Monica At the Pier	132
Embassy Suites Secaucus-Meadowlands(a)	261
The Vinoy Renaissance St. Petersburg Resort & Golf Club	361
12,272
Unconsolidated Hotel
Chateau LeMoyne - French Quarter, New Orleans(a)	171

(a)    We own a 50% interest in this property.

Hotel Operating Statistics

	Occupancy (%)			ADR ($)			RevPar ($)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Same-store Hotels(1)	2015	2014	%Change	2015	2014	%Change	2015	2014	%Change
Embassy Suites Atlanta-Buckhead	79.5	77.2	3.1	147.51	141.85	4.0	117.30	109.44	7.2
DoubleTree Suites by Hilton Austin	81.8	79.9	2.4	221.63	214.22	3.5	181.35	171.17	5.9
Embassy Suites Birmingham	79.0	76.6	3.1	134.07	130.37	2.8	105.86	99.82	6.1
The Fairmont Copley Plaza, Boston	75.5	74.4	1.5	326.70	307.77	6.1	246.81	229.14	7.7
Wyndham Boston Beacon Hill	79.2	80.0	(1.1)	234.42	211.48	10.8	185.60	169.24	9.7
Embassy Suites Boston-Marlborough	74.9	72.1	3.9	171.10	160.00	6.9	128.20	115.39	11.1
Sheraton Burlington Hotel & Conference Center	75.2	69.0	9.1	116.52	125.56	(7.2)	87.64	86.57	1.2
The Mills House Wyndham Grand Hotel, Charleston	81.1	82.3	(1.4)	222.42	195.66	13.7	180.45	161.06	12.0
Embassy Suites Dallas-Love Field	87.9	80.8	8.8	132.52	124.86	6.1	116.42	100.84	15.5
Embassy Suites Deerfield Beach-Resort & Spa	80.2	78.0	2.9	200.97	193.57	3.8	161.22	150.96	6.8
Embassy Suites Fort Lauderdale 17th Street	84.8	83.8	1.2	165.76	150.69	10.0	140.55	126.22	11.4
Wyndham Houston-Medical Center Hotel & Suites	81.5	72.1	12.9	150.80	147.18	2.5	122.87	106.19	15.7
Renaissance Esmeralda Indian Wells Resort & Spa	55.8	54.9	1.7	187.54	191.10	(1.9)	104.74	104.98	(0.2)
Embassy Suites Los Angeles-International Airport/South	81.3	80.1	1.5	159.93	145.73	9.7	129.98	116.68	11.4
Embassy Suites Mandalay Beach-Hotel & Resort	78.0	78.8	(1.0)	212.81	195.11	9.1	165.97	153.69	8.0
Embassy Suites Miami-International Airport	88.3	87.1	1.4	151.72	147.80	2.7	133.98	128.77	4.0
Embassy Suites Milpitas-Silicon Valley	82.4	79.0	4.3	195.17	175.18	11.4	160.88	138.40	16.2
Embassy Suites Minneapolis-Airport	77.1	78.7	(2.0)	150.93	148.04	2.0	116.38	116.52	(0.1)
Embassy Suites Myrtle Beach-Oceanfront Resort	74.4	72.3	2.9	172.30	173.53	(0.7)	128.12	125.46	2.1
Hilton Myrtle Beach Resort	64.1	62.7	2.4	140.45	136.67	2.8	90.09	85.65	5.2
Embassy Suites Napa Valley	83.8	80.1	4.6	232.95	219.99	5.9	195.12	176.22	10.7
Holiday Inn Nashville Airport	66.7	69.5	(4.1)	111.10	97.82	13.6	74.07	67.98	9.0
Wyndham New Orleans-French Quarter	68.9	61.6	11.7	150.70	149.39	0.9	103.77	92.06	12.7
Morgans New York	82.4	89.3	(7.8)	282.65	287.21	(1.6)	232.79	256.57	(9.3)
Royalton New York	86.7	86.9	(0.2)	303.39	322.97	(6.1)	263.02	280.52	(6.2)
Embassy Suites Orlando-International Drive South/Convention Center	83.9	84.3	(0.5)	146.67	144.13	1.8	122.99	121.48	1.2
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	89.4	86.6	3.2	139.63	132.90	5.1	124.89	115.15	8.5
Wyndham Philadelphia Historic District	64.3	63.9	0.7	160.43	129.41	24.0	103.22	82.68	24.8
Sheraton Philadelphia Society Hill Hotel	69.0	69.7	(1.0)	174.72	164.54	6.2	120.54	114.69	5.1
Embassy Suites Phoenix-Biltmore	71.4	71.3	0.1	175.83	157.98	11.3	125.60	112.71	11.4
Wyndham Pittsburgh University Center	71.1	68.9	3.3	145.55	138.17	5.3	103.53	95.18	8.8
Wyndham San Diego Bayside	78.1	73.4	6.4	147.63	126.05	17.1	115.33	92.55	24.6
Embassy Suites San Francisco Airport-South San Francisco	88.4	83.6	5.8	200.69	189.29	6.0	177.46	158.26	12.1
Embassy Suites San Francisco Airport-Waterfront	86.4	75.9	13.9	207.60	191.67	8.3	179.35	145.44	23.3
Holiday Inn San Francisco-Fisherman’s Wharf	86.2	82.9	4.0	208.90	200.65	4.1	180.10	166.32	8.3
San Francisco Marriott Union Square	86.8	87.6	(0.8)	288.45	275.03	4.9	250.49	240.80	4.0
Wyndham Santa Monica At the Pier	83.9	83.0	1.1	255.40	242.91	5.1	214.26	201.64	6.3
Embassy Suites Secaucus-Meadowlands	76.0	78.4	(3.0)	184.97	185.36	(0.2)	140.57	145.24	(3.2)
The Vinoy Renaissance St. Petersburg Resort & Golf Club	81.9	81.2	0.8	210.49	195.98	7.4	172.39	159.21	8.3
Same-store Hotels	77.8	75.8	2.7	185.62	176.24	5.3	144.35	133.51	8.1

(1)    Consolidated Hotels excluding The Knickerbocker.

Management Agreements
At December 31, 2015, of our 40 Consolidated Hotels: (i) subsidiaries of Hilton managed 20 hotels; (ii) subsidiaries of Wyndham managed eight hotels; (iii) subsidiaries of Marriott managed three hotels; (iv) subsidiaries of IHG managed two hotels; (v) subsidiaries of Starwood managed two hotels; (vi) a subsidiary of Fairmont managed one hotel; (vii) a subsidiary of Highgate managed one hotel; (viii) a subsidiary of Morgans managed two hotels; and (ix) Aimbridge Hospitality managed one hotel.

The management agreements relating to 22 Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist, and no separate franchise fee is required, for these hotels. These hotels are managed by (i) Wyndham, under the Wyndham brand, (ii) Hilton, under the DoubleTree and Hilton brands, (iii) Marriott, under the Renaissance and Marriott brands, (iv) IHG, under the Holiday Inn brand, (v) Highgate, as The Knickerbocker, (vi) Morgans, (vii) Starwood, under the Sheraton brand, and (viii) Fairmont, under the Fairmont brand.
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
We incurred the following management fees (in thousands) included in continuing operations during each of the past three years:

	Year Ended December 31,
	2015	2014	2013
Base fees	$19,948	$19,583	$19,527
Incentive fees	4,091	3,316	2,667
Total management fees	$24,039	$22,899	$22,194

The Wyndham management agreements were effective on March 1, 2013. Wyndham’s guaranty of a minimum level of net operating income has reduced Wyndham’s contractual management fees during 2015, 2014 and 2013 by $1.4 million, $1.3 million and $1.5 million, respectively. In addition, in 2013 additional Wyndham contractual fees (other than management fees) were reduced by $6.6 million as part of Wyndham’s guaranty.

Term and Termination. The Wyndham management agreements terminate in 2022 but may be extended by Wyndham subject to certain conditions. The IHG management agreements terminate in 2018 for one hotel and 2025 for one hotel. The Marriott management agreements terminate in 2026 for our Renaissance hotels and 2029 for our Marriott hotel, and these agreements may be extended to 2056 and 2039, respectively, at Marriott’s option. The Fairmont management agreement terminates in 2030 and may be extended to 2040 and 2050 at Fairmont’s option. The Morgans management agreements terminate in 2026 and may be extended to 2036 at Morgans’s option. We currently have the option to terminate the Morgans management agreements prior to 2026. The Highgate management agreement terminates in 2025 and may be extended to 2035 at Highgate’s option. The management agreements with our other managers generally have initial terms of five to 20 years, and are generally renewable beyond the initial term upon the mutual written agreement of the parties.

The following management agreements covering 39 of our 40 Consolidated Hotels expire after 2015 (one hotel agreement expired in 2015 and is renewed monthly), subject to any renewal rights:

	Number of Management Agreements Expiring
Manager	2016	2017	Thereafter
Hilton	15	3	2
Wyndham	—	—	8
Marriott	—	—	3
IHG	—	—	2
Starwood	—	2	—
Morgans	—	—	2
Fairmont	—	—	1
Highgate	—	—	1
Total	15	5	19

Management agreements are generally terminable upon the occurrence of customary events of default or if the subject hotel fails to meet certain performance hurdles. Upon termination for any reason, we are generally required to pay all amounts due and owing under the management agreement through the effective date of termination. If an agreement is terminated as a result of our default, or by us other than for cause, we may also be liable for damages suffered by the manager. We expect to enter into new management agreements for all agreements set to expire in 2016.

Assignment. Generally, neither party to a management agreement may sell, assign or transfer the agreement to an unaffiliated third party without the prior written consent of the other party, which consent shall not be unreasonably withheld. A change in control of FelCor will require manager or franchisor consent under most of our management and franchise agreements.

Franchise Agreements
Eighteen of our Consolidated Hotels operate under franchise or license agreements with Embassy Suites that are separate from our management agreements.

Our Embassy Suites franchise agreements grant us the right to the use of the Embassy Suites Hotels name, system and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our Embassy Suites franchise agreements provide for a license fee, or royalty, of 4 to 5.5% of room revenues. In addition, we pay approximately 3.5 to 4% of room revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels. We incurred marketing and reservation systems fees of $10.2 million, $12.3 million and $12.7 million in 2015, 2014 and 2013, respectively. We incurred license fees included in continuing operations with respect to our hotels operated as Embassy Suites of $11.5 million, $13.2 million and $13.4 million in 2015, 2014 and 2013, respectively.

Our typical Embassy Suites franchises extend 10 to 20 years. The agreements provide no renewal or extension rights and are not assignable. If we breach a franchise agreement, we may lose the right to use the Embassy Suites name for the applicable hotel and be liable, under certain circumstances, for liquidated damages (generally equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years). Of our Embassy Suites franchise agreements, 14 expire in 2016, one expires in 2017, and the remainder expire later. We expect to enter into new franchise agreements for all agreements set to expire in 2016.

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

	High	Low	Dividends Declared Per Share
2015
First quarter	$12.43	$9.70	$0.04
Second quarter	12.29	9.64	0.04
Third quarter	10.87	6.88	0.04
Fourth quarter	8.63	6.83	0.06

2014
First quarter	$9.35	$7.49	$0.02
Second quarter	10.61	8.59	0.02
Third quarter	10.92	9.16	0.02
Fourth quarter	11.18	8.99	0.04
Stockholder Information
At February 22, 2016, we had approximately 144 record holders of our common stock and 18 record holders of our Series A preferred stock (which is convertible into common stock). However, because many of the shares of our common stock and Series A preferred stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock and Series A preferred stock than record holders. At February 22, 2016, there were 19 holders (other than FelCor) of FelCor LP units. FelCor LP units are redeemable for cash, or, at our election, for shares of FelCor common stock.
IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO OUR QUALIFICATION AS A REIT, OUR CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF ANY CLASS OR SERIES OF OUR CAPITAL STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING SHARES OF THAT CLASS OR SERIES.
Distribution Information
In order to maintain our qualification as a REIT, we must distribute at least 90% of our annual taxable income (other than net capital gains) to our stockholders each year. We distributed in excess of 100% of our taxable income in 2015. We had no taxable income for either 2014 or 2013. Under certain circumstances, we may be required to make distributions that exceed cash available for distribution in order to meet REIT distribution requirements. In that event, we expect to borrow funds or sell assets to obtain cash sufficient to make the required distribution.
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
SELECTED FINANCIAL DATA
(in millions, except per share/unit data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:(a)
Total revenues	$886	$922	$893	$862	$808
Income (loss) from continuing operations	(24)	28	(84)	(187)	(134)

Diluted earnings per share/unit:
FelCor - income (loss) from continuing operations	$(0.33)	$0.43	$(0.95)	$(1.81)	$(1.46)
FelCor LP - income (loss) from continuing operations	(0.33)	0.43	(0.95)	(1.81)	(1.46)

Other Data:
Cash distributions declared per common share/unit	$0.18	$0.10	$0.02	$—	$—
Adjusted FFO per share/unit(b)	$0.83	$0.65	$0.39	$0.23	$0.14
Adjusted EBITDA(b)	235	221	200	203	203
Cash flows provided by operating activities	145	105	68	47	46

Balance Sheet Data (at end of period):
Total assets	$1,884	$2,105	$2,144	$2,202	$2,403
Total debt, net of discount	1,428	1,586	1,663	1,631	1,596
FelCor’s redeemable noncontrolling interests in FelCor LP, at redemption value	4	7	5	3	3

(a)	Hotels that were designated as held for sale at December 31, 2013 or disposed of prior to that date are included in discontinued operations.

(b)
We include a more detailed description and computation of Adjusted FFO per share and Adjusted EBITDA in “Non-GAAP Financial Measures,” which is found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
During 2015, average daily rate, or ADR, at our same-store hotels grew 5.3%, while occupancy increased 2.7%, driving an 8.1% RevPAR (revenue per available room) growth. Sustained ADR growth has also allowed our hotels to improve Hotel EBITDA margins (188 basis point increase from 2014).
Since December 2010, we have sold 40 hotels for aggregate gross proceeds of $844 million (representing our pro rata share) and have disposed of our 50% interests in five non-strategic hotels by unwinding certain joint ventures. This included the sale of eight non-strategic hotels in 2015 for aggregate gross proceeds of $192.0 million (representing our pro rata share). Selling these properties completed our portfolio repositioning program.
We continually strive to increase long-term stockholder value. We look for opportunities to recycle capital that can be redeployed to achieve superior returns. In accordance with our 2015 strategic plan, our Board approved the sale of five hotels. We plan to use the proceeds to repay debt, repurchase common stock and take advantage of future value-creation opportunities. Since that time, we have made significant progress, including:

•	Commenced marketing five hotels, including three New York City properties - Morgans, Royalton and The Knickerbocker (in whole or part).

•
Executed letters of intent for two hotels (Morgans and Royalton) and agreed to sell a third (Holiday Inn Nashville Airport), at compelling valuations. We are currently in preliminary discussions with potential buyers for the remaining two properties (The Knickerbocker and the Renaissance Esmeralda Indian Wells Resort and Spa).

We are taking advantage of current favorable market real estate values and expect these hotels to be sold at high multiples to current EBITDA.
During 2015, we completed the following balance sheet transactions:

•
In April 2015, we issued 18.4 million shares of our common stock at $11.25 per share, for aggregate net proceeds of approximately $199 million (after deducting underwriting discounts and commissions and expenses).

•
In April 2015, we called all of our outstanding shares of 8% Series C Cumulative Redeemable Preferred Stock, or the Series C Preferred Stock, and all depositary shares representing the Series C Preferred Stock for redemption.

•
In May 2015, we issued $475 million in aggregate principal amount of our 6.00% senior unsecured notes due 2025. We used the proceeds from that offering, together with cash on hand and funds drawn under our line of credit, to repurchase and redeem $525 million in aggregate principal amount of our 6.75% senior secured notes due 2019, which were secured by mortgages on six hotels, including three hotels that are now collateral for our line of credit.

•
In June 2015, we amended and restated our secured line of credit facility primarily to expand our borrowing capacity from $225 million to $400 million and reduce the applicable interest rate margin. The amended line of credit now matures in June 2020 (extended from June 2017), assuming we exercise a one-year extension option, which is subject to satisfaction of certain conditions. Funds drawn under the line of credit bear interest at LIBOR (no floor) plus an applicable margin ranging from 225 to 275 basis points (reduced from 337.5 basis points), depending on our leverage. The line of credit is secured by mortgages on seven hotels and permits partial release and substitution of collateral, subject to certain conditions. In connection with amending the line of credit, we repaid a $140 million term loan that otherwise matured in 2017 and was secured by mortgages on three hotels, including one hotel that is now collateral for the amended line of credit.

•	In November 2015, we amended our Knickerbocker loan to lower the interest rate to LIBOR plus 300 basis points and extend the maturity to November 2018, subject to satisfying certain conditions.
The above debt transactions enable us to benefit from historically low interest rates (which reduced our cost of debt), as well as mitigate future market risk and further stagger our maturity profile.
In October 2015, our Board approved a stock repurchase program, under which we may repurchase up to $100 million of our common stock over the next two years. We may repurchase shares in transactions on the open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans, in accordance with applicable securities laws and other restrictions. As of December 31, 2015, we paid $14.4 million (including commissions) repurchasing approximately 2.0 million shares of our common stock at an average price of $7.26 per share. Since then, the number of repurchased shares has increased to 4.3 million shares for a total of 29.0 million (including commissions), at an average price of $6.68 per share.
The Knickerbocker, located in the heart of Times Square on the corner of 42nd Street and Broadway in New York City, opened in February 2015. The newly-redeveloped hotel has 330 spacious guest rooms, including 31 suites, a state-of-the-art fitness center, a 2,200 square-foot event space, upscale food and dining options and a spectacular 7,500 square-foot rooftop bar and terrace with unrivaled views of New York City’s skyline. The 4-plus star luxury property is a member of The Leading Hotels of the World®.

Financial Comparison (Hotel EBITDA and Income (Loss) from Continuing Operations, $ in millions)

	Year Ended December 31,
	2015	2014	% Change 2015-14	2013	% Change 2014-13
RevPAR(a)	$144.35	$133.51	8.1%	$120.29	11.0%
Hotel EBITDA(a)(b)	246	213	15.8%	178	19.6%
Hotel EBITDA margin(a)(b)	29.8%	27.9%	6.7%	25.8%	8.2%
Income (loss) from continuing operations	(24)	28	(184.9)%	(84)	133.1%

(a)	Data shown is for our 39 same-store Consolidated Hotels for all years presented.

(b)
Hotel EBITDA and Hotel EBITDA margin are non-GAAP financial measures. A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found below in “Non-GAAP Financial Measures.”

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

For the year ended December 31, 2015, we recorded a net loss of $3.5 million compared to net income of $94.2 million in 2014. Our 2015 net loss includes debt extinguishment charges of $30.9 million and a $20.9 million impairment charge for one hotel, partially offset by a $20.1 million net gain on hotel sales (including $658,000 in discontinued operations) and $3.7 million in net revenue attributable to a favorable settlement of a commercial dispute. Additionally, during the current period, one of our unconsolidated joint ventures sold a hotel, the gain from which increased our equity in income from unconsolidated entities by $7.1 million. Our 2014 net income included a $66.7 million net gain on hotel sales (of which $24.4 million resulted from foreign currency translation previously recorded in accumulated other comprehensive income and a net loss on hotel sale of $102,000 is included in discontinued operations), a $30.2 million gain on the disposition of our interests in unconsolidated hotels, and a $20.7 million gain on the fair value remeasurement of previously unconsolidated hotels. The 2014 gains were partially offset by a $5.9 million charge for a commercial contract dispute contingency (of which $3.7 million was subsequently recovered in 2015) and $5.0 million of debt extinguishment charges (including $245,000 in discontinued operations).

In 2015:

•
Hotel operating revenue declined $39.6 million, including a $104.5 million net reduction in revenue for hotels that have been sold or recently opened. Excluding these hotels, hotel operating revenue increased 8.5% from last year. The increase was driven by a 8.1% increase in same-store RevPAR, reflecting a 5.3% increase in ADR and a 2.7% increase in occupancy. RevPAR for our Wyndham portfolio increased 15.1%, driven by a 9.9% increase in ADR and a 4.7% increase in occupancy, which primarily reflects repositioning these hotels as upper-upscale.

•	Other revenue increased $4.3 million, primarily reflecting a $3.7 million net settlement of a commercial contract dispute in the current year.

•
Hotel departmental expenses declined $18.7 million, including a $31.6 million net reduction in expense for hotels that have been sold or recently opened. Excluding these hotels, hotel departmental expenses decreased to 35.2% of hotel operating revenue from 36.5% last year. This reduction primarily reflects improved margins for the rooms department, driven by increased ADR. Additionally, banquet and catering operations, which typically have higher margins than other food and beverage operations, increased compared to last year.

•
Other property-related costs declined $14.6 million, including a $29.4 million net reduction in expense for hotels that have been sold or recently opened. Excluding these hotels, other property-related costs decreased slightly as a percentage of hotel operating revenue to 24.9% from 25.1% last year, primarily driven by ADR growth.

•
Management and franchise fees declined $495,000, including a $5.1 million net reduction in expense for hotels that have been sold or recently opened. Excluding these hotels, these costs increased slightly to 4.0% of hotel operating revenue from 3.8% last year.

•
Taxes, insurance and lease expense declined $25.1 million to 6.7% of hotel operating revenue compared to 9.2% for last year. The decline primarily reflects $24.2 million lower hotel lease expense resulting from unwinding our 10-hotel unconsolidated joint ventures in 2014 and selling one hotel owned by an unconsolidated joint venture in the second quarter of 2015.

The decline also includes a $1.3 million net reduction primarily due to property tax expense but also including property insurance and land lease expense for hotels that have been sold or recently opened. Excluding these hotels, the net reduction in property tax expense reflects the successful resolution of property tax appeals, partially offset by increased assessed property values. Our insurance expense declined due to more favorable property insurance rates and a successful claims experience in the current year. These reductions are partially offset by increased land lease expense resulting from a $1.6 million straight-line lease expense adjustment from prior years for a ground lease associated with one of our consolidated hotels, in addition to improved hotel operations. To the extent our ground lease rent is tied to revenue, land lease expense increases as revenue increases.

•
Corporate expenses declined $2.3 million and primarily reflects the change in stock compensation expense associated with variable stock awards (our stock price increased during 2014 but decreased in 2015) and lower corporate bonus expense.

•
Depreciation and amortization expense declined $1.4 million primarily attributable to selling hotels, partially offset by depreciation recognized on The Knickerbocker after the hotel was placed in service during 2015.

•	Impairment loss for 2015 was $20.9 million resulting from a reduced estimated hold period for one hotel. We recorded no impairment loss for 2014.

•
Other expenses declined $5.5 million from last year. This change is primarily attributable to a $5.9 million charge recognized in 2014 for a commercial contract dispute contingency and $2.4 million lower pre-opening costs incurred for The Knickerbocker in 2015. These reductions are partially offset by $3.7 million in severance charges in 2015 compared to $928,000 last year.

•
Net interest expense declined $11.6 million, primarily reflecting lower outstanding debt and a lower blended interest rate, offset partially by lower capitalized interest as we completed certain renovation and redevelopment projects, including The Knickerbocker.

•
Debt extinguishment. In 2015, we recorded $30.9 million in debt extinguishment charges (which includes a $10.5 million write-off of deferred loan costs), primarily related to redeeming our 6.75% senior secured notes. In 2014, we recorded $4.8 million in debt extinguishment charges primarily related to repaying the remaining $234.0 million of our 10% senior secured notes, which were due in 2014, and repaying a $9.6 million loan in connection with the sale of a hotel.

•
Equity in income from unconsolidated entities increased $2.8 million. In 2015, one of our unconsolidated joint ventures sold a hotel, which increased our equity in income from unconsolidated entities by $7.1 million from the gain on sale. That increase was partially offset by lower income after we unwound our 10-hotel unconsolidated joint ventures in July 2014 and a decline in operations at one of our remaining unconsolidated joint ventures, resulting from renovation-related displacement.

•	Income tax expense increased $585,000, primarily due to changes in state apportionment factors, resulting from hotel asset sales, and full utilization of state net operating loss carryforwards.

Comparison of the Years Ended December 31, 2014 and 2013

For the year ended December 31, 2014, we recorded net income of $94.2 million compared to a net loss of $65.8 million in 2013. Our 2014 net income includes a $66.7 million net gain on hotel sales (of which $24.4 million resulted from foreign currency translation previously recorded in accumulated other comprehensive income and a loss on sale of $102,000 is included in discontinued operations), a $30.2 million gain on the disposition of our interests in unconsolidated hotels, and a $20.7 million gain on the fair value remeasurement of previously unconsolidated hotels. These gains were offset by a $5.9 million charge for a commercial contract dispute contingency and $5.0 million of debt extinguishment charges (including $245,000 in discontinued operations). Our 2013 net loss includes a $28.8 million impairment charge ($24.4 million related to two hotels included in continuing operations and $4.4 million related to two hotels included in discontinued operations), offset by a $19.4 million net gain on hotel sales included in discontinued operations.

In 2014:

•
Hotel operating revenue increased $28.0 million, including a $47.4 million net reduction in revenue for hotels that have been sold or are classified as held for sale. Excluding these hotels, hotel operating revenue increased 10.1% from 2013. The increase was driven by a 10.5% increase in same-store RevPAR, reflecting a 6.7% increase in ADR and a 3.6% increase in occupancy. RevPAR for our Wyndham portfolio increased 19.9% , driven by a 9.7% increase in ADR and a 9.3% increase in occupancy. The Wyndham portfolio’s increased revenue primarily reflects less transitional disruption compared to the same period in 2013 and market share gains from renovations.

•
Hotel departmental expenses increased $4.8 million, including a $15.9 million net reduction in expense for hotels that have been sold or are classified as held for sale. Excluding these hotels, hotel departmental expenses decreased as a percentage of hotel operating revenue to 36.0% in 2014 from 36.9% in 2013. In 2014, we experienced a favorable shift in banquet and catering operations, which typically have higher margins than other food and beverage operations. Hotel departmental operations also recognized improved profitability margins for the rooms department, driven by increased ADR.

•
Other property-related costs increased $55,000, including a $13.9 million net reduction in expense for hotels that have been sold or are classified as held for sale. Excluding these hotels, other property-related costs as a percentage of hotel operating revenue decreased to 25.3% in 2014 from 26.0% in 2013, primarily driven by ADR growth.

•
Management and franchise fees increased $332,000, including a $2.3 million net reduction in expense for hotels that have been sold or are classified as held for sale. Excluding these hotels, these costs as a percentage of hotel operating revenue were 3.9% for 2014 compared to 4.0% for 2013.

•
Taxes, insurance and lease expense declined $11.3 million to 9.2% of hotel operating revenue in 2014 from 10.7% in 2013. The decline primarily reflects $13.3 million lower hotel lease expense resulting from unwinding our unconsolidated 10-hotel joint ventures and was partially offset by an increase in hotel percentage rent (computed as a percentage of hotel revenues in excess of base rent) for our remaining joint ventures. Historically, we recorded hotel lease expense for 12 consolidated operating lessees and the corresponding lease income was recorded in equity in income from unconsolidated entities, with the hotel lease expense not eliminated in consolidation. We unwound the joint ventures in July 2014, and, as a result, we recorded lower percentage lease expense for 2014. We also experienced a decrease in expense in 2014 due to more favorable property insurance rates and improved general liability claims experience. These expense reductions were partially offset by increased land lease percentage rent expense, resulting from higher revenue for the period, as well as higher property taxes.

In 2014, we had fewer significant property renovations compared to 2013, resulting in a lower amount of property taxes capitalized in 2014 compared to 2013.

•
Corporate expenses increased $2.6 million. This increase primarily reflects the additional stock compensation expense associated with our market-based equity incentive awards and adjustments made to our corporate bonus expense.

•
Depreciation and amortization expense declined $3.8 million, primarily attributable to selling hotels in 2014. This reduction is offset by depreciation resulting from $83.7 million and $101.4 million of hotel capital expenditures in 2014 and 2013, respectively.

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

•
Other expenses increased $9.2 million compared to 2013, primarily related to a $5.9 million commercial dispute contingency and increased pre-opening costs of $5.5 million incurred in 2014 for The Knickerbocker, partially offset by lower severance costs.

•
Net interest expense declined $13.1 million, primarily reflecting higher capitalized interest (attributable to renovation and redevelopment projects), lower average outstanding debt and a lower blended interest rate for the period.

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

•
Discontinued operations include the results of operations for one hotel sold in January 2014 and five hotels sold in 2013. Discontinued operations in 2014 included a $102,000 net loss on sale and debt extinguishment charges of $245,000 (related to repaying $10.9 million of debt for a hotel sold in 2014). Discontinued operations in 2013 included a $19.4 million net gain on sale primarily related to five hotels, offset by a $4.4 million impairment charge related to two hotels. Effective January 1, 2014, we no longer recorded hotel operations for disposed hotels in discontinued operations if the hotel was not disposed of or held for sale prior to the effective date.

Non-GAAP Financial Measures

We refer in this Annual Report to certain “non-GAAP financial measures.” These measures, including FFO (“Funds From Operations”), Adjusted FFO, EBITDA (“Earnings before Interest, Taxes, Depreciation and Amortization”), Adjusted EBITDA, Same-store Adjusted EBITDA, Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with generally accepted accounting principles, or GAAP. The following tables reconcile these non-GAAP measures to FelCor’s most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and of the limitations upon such measures.

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Year Ended December 31,
	2015			2014
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(3,465)			$94,152
Noncontrolling interests	(3,963)			(834)
Preferred dividends	(30,138)			(38,712)
Preferred distributions, consolidated joint venture	(1,437)			(1,219)
Redemption of preferred stock	(6,096)			—
Net income (loss) attributable to FelCor common stockholders	(45,099)			53,387
Less: Dividends declared on unvested restricted stock compensation	(56)			(8)
Less: Undistributed earnings allocated to unvested restricted stock	—			(20)
Basic earnings per share data	(45,155)	137,730	$(0.33)	53,359	124,158	$0.43
Restricted stock units	—	—	—	—	734	—
Diluted earnings per share data	(45,155)	137,730	(0.33)	53,359	124,892	0.43
Depreciation and amortization	114,452	—	0.83	115,819	—	0.93
Depreciation, unconsolidated entities and other partnerships	2,211	—	0.02	6,891	—	0.06
Other gains, net	(100)	—	—	(100)	—	—
Impairment loss, net of noncontrolling interests in other partnerships	20,861	—	0.15	—	—	—
Gain on sale of hotel in unconsolidated entity	(7,126)	—	(0.05)	—	—	—
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(15,096)	—	(0.12)	(65,453)	—	(0.52)
Gain from remeasurement of unconsolidated entities	—	—	—	(20,737)	—	(0.17)
Gain on sale of investment in unconsolidated entities, net	—	—	—	(30,176)	—	(0.24)
Noncontrolling interests in FelCor LP	(194)	611	—	137	614	(0.01)
Dividends declared on unvested restricted stock	56	—	—	8	—	—
Conversion of unvested restricted stock and units	—	492	—	20	5	—
FFO	69,909	138,833	0.50	59,768	125,511	0.48
Hurricane and earthquake loss	—	—	—	348	—	—
Debt extinguishment, including discontinued operations, net of noncontrolling interests	30,909	—	0.22	4,850	—	0.03
Debt extinguishment, unconsolidated entities	330	—	—	168	—	—
Variable stock compensation	798	—	0.01	2,723	—	0.02
Redemption of preferred stock	6,096	—	0.05	—	—	—
Severance costs	3,667	—	0.03	928	—	0.01
Abandoned projects	320	—	—	—	—	—
Contract dispute contingency	—	—	—	5,850	—	0.05
Contract dispute recovery	(3,717)	—	(0.03)	—	—	—
Pre-opening costs, net of noncontrolling interests	5,235	—	0.04	7,530	—	0.06
Lease adjustment	1,628	—	0.01	—	—	—
Adjusted FFO	$115,175	138,833	$0.83	$82,165	125,511	$0.65

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Year Ended December 31,
	2013			2012			2011
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(65,783)			$(129,414)			$(130,895)
Noncontrolling interests	4,279			1,407			1,041
Preferred dividends	(38,713)			(38,713)			(38,713)
Basic and diluted earnings per share data	(100,217)	123,818	(0.81)	(166,720)	123,634	$(1.35)	(168,567)	117,068	$(1.44)
Depreciation and amortization	119,624	—	0.97	116,384	—	0.94	110,498	—	0.94
Depreciation, discontinued operations and unconsolidated entities	15,996	—	0.13	24,216	—	0.20	40,870	—	0.35
Other gains, net	(37)	—	—	—	—	—	(295)	—	—
Other gains, discontinued operations	(59)	—	—	—	—	—	15	—	—
Impairment loss	—	—	—	—	—	—	4,315	—	0.04
Impairment loss, net of noncontrolling interests in other partnerships	20,382	—	0.16	—	—	—	—	—	—
Impairment loss, discontinued operations and unconsolidated entities	4,354	—	0.04	1,335	—	0.01	8,935	—	0.08
Gain on sale of hotels	(18,590)	—	(0.15)	(54,459)	—	(0.44)	(4,714)	—	(0.04)
Noncontrolling interests in FelCor LP	(497)	619	(0.01)	(842)	628	—	(689)	499	(0.01)
Conversion of unvested restricted stock	—	547	—	—	—	—	—	—	—
FFO	40,956	124,984	0.33	(80,086)	124,262	(0.64)	(9,632)	117,567	(0.08)
Acquisition costs	23	—	—	132	—	—	1,479	—	0.01
Debt extinguishment, including discontinued operations	—	—	—	75,117	—	0.60	24,381	—	0.21
Variable stock compensation	963	—	0.01	—	—	—	—	—	—
Severance costs	3,268	—	0.02	553	—	—	—	—	—
Pre-opening costs, net of noncontrolling interests	2,314	—	0.02	398	—	—	—	—	—
Hurricane and earthquake loss	—	—	—	792	—	0.01	—	—	—
Hurricane and earthquake loss, discontinued operations and unconsolidated entities	—	—	—	482	—	—	—	—	—
Conversion expenses	1,134	—	0.01	31,197	—	0.25	—	—	—
Conversion of unvested restricted stock	—	—	—	—	11	0.01	—	175	—
Abandoned projects	—	—	—	219	—	—	—	—	—
Adjusted FFO	$48,658	124,984	$0.39	$28,804	124,273	$0.23	$16,228	117,742	$0.14

The following table details our computation of EBITDA and Adjusted EBITDA:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA and Same-store Adjusted EBITDA
(in thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss)	$(3,465)	$94,152	$(65,783)	$(129,414)	$(130,895)
Depreciation and amortization	114,452	115,819	119,624	116,384	110,498
Depreciation, discontinued operations, unconsolidated entities and other partnerships	2,211	6,891	15,996	24,216	40,870
Interest expense	79,142	90,743	103,865	121,690	126,278
Interest expense, discontinued operations and unconsolidated entities	521	1,896	3,496	8,586	14,272
Income taxes	1,245	—	—	—	—
Noncontrolling interests in preferred distributions, consolidated joint venture	(71)	—	—	—	—
Noncontrolling interests in other partnerships	(4,157)	(697)	3,782	565	352
EBITDA	189,878	308,804	180,980	142,027	161,375
Impairment loss, net of noncontrolling interests in other partnerships	20,861	—	20,382	—	4,315
Impairment loss, discontinued operations and unconsolidated entities	—	—	4,354	1,335	8,935
Hurricane and earthquake loss	—	348	—	792	—
Hurricane and earthquake loss, discontinued operations and unconsolidated entities	—	—	—	482	—
Debt extinguishment, including discontinued operations, net of noncontrolling interests	30,909	4,850	—	75,117	24,381
Debt extinguishment, unconsolidated entities	330	168	—	—	—
Gain on sale of hotel in unconsolidated entity	(7,126)	—	—	—	—
Acquisition costs	—	—	23	132	1,479
Contract dispute contingency	—	5,850	—	—	—
Contract dispute recovery	(3,717)	—	—	—	—
Amortization of fixed stock and directors’ compensation	7,121	6,122	5,570	5,003	7,170
Severance costs	3,667	928	3,268	553	—
Lease adjustment	1,628	—	—	—	—
Abandoned projects	320	—	—	219	—
Conversion expenses	—	—	1,134	31,197	—
Variable stock compensation	798	2,723	963	—	—
Pre-opening costs, net of noncontrolling interests	5,235	7,530	2,314	398	—
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(15,096)	(65,453)	(18,590)	(54,459)	(4,714)
Gain on sale of investment in unconsolidated entities, net	—	(30,176)	—	—	—
Gain from remeasurement of unconsolidated entities	—	(20,737)	—	—	—
Other gains, net of noncontrolling interests in other partnerships	(100)	(100)	(37)	—	(295)
Other losses (gains), discontinued operations, net of noncontrolling interests in other partnerships	—	—	(59)	—	15
Adjusted EBITDA	$234,708	$220,857	$200,302	$202,796	$202,661
Adjusted EBITDA from hotels disposed, held for sale or recently opened	(6,488)	(27,509)	(38,391)	(57,530)	(71,069)
Same-store Adjusted EBITDA	$228,220	$193,348	$161,911	$145,266	$131,592

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Same-store operating revenue:
Room	$629,186	$581,932	$524,604
Food and beverage	150,950	136,588	123,761
Other operating departments	45,655	42,352	40,108
Same-store operating revenue(a)	825,791	760,872	688,473
Same-store operating expense:
Room	159,095	152,782	139,396
Food and beverage	114,673	105,565	99,831
Other operating departments	17,140	19,678	18,593
Other property related costs	205,846	191,107	177,768
Management and franchise fees	33,341	28,726	26,262
Taxes, insurance and lease expense	49,539	50,474	48,862
Same-store operating expense(a)	579,634	548,332	510,712
Hotel EBITDA	$246,157	$212,540	$177,761
Hotel EBITDA Margin	29.8%	27.9%	25.8%

(a)	Excludes The Knickerbocker, which opened in February 2015.

Reconciliation of Same-store Operating Revenue and Same-store Operating Expenses to Total Revenue,
Total Operating Expenses and Operating Income
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Same-store operating revenue	$825,791	$760,872	$688,473
Other revenue	7,883	3,606	3,430
Revenue from hotels disposed, held for sale and recently opened (a)	52,580	157,109	201,533
Total revenue	886,254	921,587	893,436
Same-store operating expense	579,634	548,332	510,712
Consolidated hotel lease expense(b)	7,107	31,635	44,087
Unconsolidated taxes, insurance and lease expense	(2,194)	(6,163)	(8,108)
Lease adjustment	1,628	—	—
Corporate expenses	27,283	29,585	26,996
Depreciation and amortization	114,452	115,819	119,624
Impairment loss	20,861	—	24,441
Expenses from hotels disposed, held for sale and recently opened (a)	45,291	116,575	149,782
Conversion expenses	—	—	1,134
Other expenses	12,479	17,952	8,749
Total operating expenses	806,541	853,735	877,417
Operating income	$79,713	$67,852	$16,019

(a)
Under GAAP accounting guidance adopted in 2014, we include the operating performance for hotels sold subsequent to 2013 (which were not held for sale at December 31, 2013) in continuing operations in our Consolidated Statements of Operations. However, for purposes of our Non-GAAP reporting metrics, we have excluded the results of these hotels to provide a meaningful same-store comparison. Prior to 2014, we included operations from sold hotels and hotels held for sale in discontinued operations.

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

FFO and EBITDA

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”) as net income or loss attributable to parent (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation, amortization and impairment losses. FFO for unconsolidated partnerships and joint ventures are calculated on the same basis. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is a commonly used measure of performance in many industries. We define EBITDA as net income or loss attributable to parent (computed in accordance with GAAP) plus interest expenses, income taxes, depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect EBITDA on the same basis.

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

•
Other expenses and costs - From time to time, we periodically incur expenses or transaction costs that are not indicative of ongoing operating performance. Such costs include, but are not limited to, conversion costs, acquisition costs, pre-opening costs, severance costs and certain non-cash adjustments. We exclude these costs from the calculation of Adjusted FFO and Adjusted EBITDA.

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

Liquidity and Capital Resources

Operating Activities

At our same-store hotels, for the year ended December 31, 2015, RevPAR increased 8.1%, driven by a 5.3% increase in ADR and a 2.7% increase in occupancy. We expect our RevPAR will increase 3.5 to 5.5% during 2016, primarily from higher ADR, and our operations will generate $145 million to $159 million of cash flow in 2016.

At December 31, 2015, we had $59.8 million of cash, including approximately $33.9 million held by independent management companies. During 2015, our operations (primarily hotel operations) provided $144.6 million in cash, $39.8 million more than 2014. This increase primarily reflects improved operations partially offset by $8.1 million received in 2014 from Wyndham under its annual net operating income guaranty (for 2013) compared to $1.3 million received this year (for 2014), as well as a net $2.1 million payment made in the current year for a commercial contract dispute. Additionally, we paid less interest in the current year than last year.

Our consolidated statements of cash flows combine cash flow from continuing and discontinued operations. Hotels in discontinued operations did not generate significant operating cash flow for 2015 and 2014, and generated $7.8 million of operating cash flow for the year ended December 31, 2013. The hotels reported in discontinued operations would not have provided acceptable future operating cash flow on our investment, and the absence of their operating cash flow has not had a material impact on our business.

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

Investing Activities
During 2015, our investing activities provided $116.6 million of cash compared to $67.5 million during 2014. In 2015, we sold hotels for $187.9 million in aggregate net proceeds, which is $24.3 million more than proceeds received from 2014 hotel sales. Our restricted cash declined $2.8 million in 2015 compared to a $56.7 million decline during 2014, as we used restricted cash in 2014 to fund the redevelopment of The Knickerbocker. In 2015, we spent $53.0 million less on our hotel development project and $35.2 million less on improvements and additions to our hotels, compared to 2014, as we completed certain capital and development projects.
In 2014, in connection with unwinding our 10-hotel joint ventures, we received $4.0 million in net proceeds. In the current year, we received $5.5 million less in distributions from our unconsolidated entities, primarily reflecting fewer hotels held by our unconsolidated entities.
We expect to spend approximately $60 million and $15 million in 2016 on renovations and redevelopments, respectively, funded from operating cash flow, cash on hand and borrowings under our line of credit. We spent $165.5 million (excluding the initial acquisition costs and capitalized interest) through December 31, 2015 to redevelop The Knickerbocker.
Since December 2010, we have sold 40 non-strategic hotels for aggregate gross proceeds of $844 million (representing our pro rata share) and disposed of our 50% interests in five non-strategic hotels by unwinding certain unconsolidated joint ventures. We sold eight hotels in 2015.

Financing Activities
During 2015, cash used in financing activities increased by $77.7 million compared to 2014. During the current year:

•
We amended and restated our secured line of credit to increase aggregate lender commitments to $400 million from $225 million (which resulted in paying $5.8 million of related deferred financing fees), extend the maturity to 2020 (assuming we satisfy certain conditions and exercise a one-year extension option) and reduce the applicable interest rate margin by 62.5 basis points. At December 31, 2015, we had $190 million drawn and outstanding under our line of credit.

•
We issued $475 million of our 6.00% senior unsecured notes due 2025 (which resulted in paying $8.5 million of related deferred financing fees) and used all of the net proceeds, together with cash on hand and funds drawn under our line of credit, to repurchase and redeem $525 million of our outstanding 6.75% senior secured notes due 2019.

•	We used funds drawn under our line of credit to repay a $140 million secured loan that would have otherwise matured in 2017. The repaid loan bore interest at LIBOR plus 250 basis points.

•	We used asset sale proceeds to repay $62.1 million of other secured debt.

•
We increased our borrowings under our loan secured by The Knickerbocker from $64.9 million to $85 million. Also in November 2015, we amended our Knickerbocker loan to lower the interest rate to LIBOR plus 300 basis points and extend the maturity to November 2018, subject to satisfying certain conditions.

•	We sold 18.4 million shares of our common stock for net proceeds of approximately $199 million.

•
We redeemed all of our outstanding shares of 8% Series C Cumulative Preferred Stock for a $170.4 million aggregate redemption price (including $491,000 of accrued dividends), thereby significantly reducing our recurring preferred dividend expense.

•	We paid $0.16 per share in dividends to our common stockholders, compared to $0.08 per share in 2014.

•	We received $1.7 million of net proceeds when The Knickerbocker consolidated joint venture sold additional preferred equity interests pursuant to the EB-5 Immigrant Investor Program.

•	We increased distributions to non-controlling interest holders during 2015 to $17.6 million, primarily due to selling a hotel owned by a consolidated joint venture.

•
In October 2015, our Board approved a stock repurchase program, pursuant to which, we may repurchase up to $100 million of our common stock over the ensuing two years. We may repurchase shares in transactions on the open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans, in accordance with applicable securities laws and other restrictions. As of December 31, 2015, we paid $14.4 million (including commissions) repurchasing approximately 2.0 million shares of our common stock at an average price of $7.26 per share. Since then, the number of repurchased shares has increased to 4.3 million shares for a total of $29.0 million (including commissions), at an average price of $6.68 per share.

In 2016, we expect to pay approximately $3 million of scheduled principal payments, $25 million of preferred dividends and $34 million in common dividends (assuming no change to our current quarterly dividend), all of which will be funded from operating cash flow and cash on hand. We also expect to sell five hotels opportunistically and use the proceeds to repay debt, repurchase common stock and take advantage of future value-creation opportunities.
Our Board of Directors declared, and we paid, a $0.04 per share quarterly common stock dividend in April, July, and October of 2015 and a $0.06 per share quarterly common stock dividend in January 2016.

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
Except for our 5.625% senior secured notes due 2023 and our line of credit, our secured debt is generally recourse solely to the specific hotels securing the debt, except in case of fraud, misapplication of funds and certain other customary limited recourse carve-out provisions that could extend recourse to us. Much of our secured debt allows us to substitute collateral under certain conditions and is freely prepayable (subject in some instances to various prepayment, yield maintenance or defeasance obligations).
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
Senior Notes. Our senior notes, which are guaranteed by FelCor, require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. In addition, our 5.625% senior secured notes are secured by a combination of first lien mortgages and related security interests on nine hotels, as well as pledges of equity interests in certain subsidiaries of FelCor LP, and our 6.00% senior unsecured notes require us to maintain at least a minimum amount of unencumbered assets.

Interest Rate Caps. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at December 31, 2015 and 2014. This interest rate cap was not designated as a hedge and had an insignificant fair value at December 31, 2015 and 2014, resulting in no significant impact on earnings. We repaid this loan in 2015.
Consolidated debt consisted of the following (in thousands):

	Encumbered	Interest	Maturity	December 31,
	Hotels	Rate (%)	Date	2015	2014
Senior unsecured notes	—	6.00	June 2025	$475,000	$—
Senior secured notes	9	5.625	March 2023	525,000	525,000
Mortgage debt(a)	4	4.95	October 2022	122,237	124,278
Mortgage debt	1	4.94	October 2022	30,717	31,228
Line of credit(b)	7	LIBOR + 2.75	June 2019	190,000	—
Knickerbocker loan (c)	1	LIBOR + 3.00	November 2017	85,000	64,861
Retired debt	—	—	—	—	840,500
Total	22			$1,427,954	$1,585,867

(a)	This debt is comprised of separate non-cross-collateralized loans, each secured by a mortgage encumbering different hotels.

(b)	Our line of credit can be extended for one year, subject to satisfying certain conditions. We may borrow up to $400 million under our line of credit.

(c)	This loan can be extended for one year, subject to satisfying certain conditions. At December 31, 2014, $6.3 million of this loan was secured by cash collateral with an interest rate of LIBOR + 1.25%.

Contractual Obligations

We have obligations and commitments to make certain future payments under debt agreements and various contracts. The following schedule details these obligations at December 31, 2015 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt(a)	$1,990,170	$77,819	$241,816	$330,336	$1,340,199
Operating leases	276,624	9,436	12,818	11,788	242,582
Purchase obligations	15,345	14,054	1,191	100	—
Total contractual obligations	$2,282,139	$101,309	$255,825	$342,224	$1,582,781

(a)	This includes both principal and interest. Interest expense for variable rate debt was calculated using interest rates at December 31, 2015.

Off-Balance Sheet Arrangements

At December 31, 2015, we had unconsolidated 50% interests in entities that owned two hotels (which we refer to as hotel joint ventures). We own more than 50% of the operating lessee for one of these hotels and one hotel is operated without a lease. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. None of our directors, officers or employees owns any interest in any of these joint ventures or entities. The hotel joint ventures had $22.9 million of non-recourse mortgage debt relating to one of these hotels, of which our pro rata portion was $11.4 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guarantees of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

We have recorded equity in income from unconsolidated entities of $7.8 million, $5.0 million and $4.6 million for 2015, 2014 and 2013, respectively. We received $13.4 million of distributions (of which $6.1 million came from operations), $17.0 million (of which $4.1 million came from operations) and $14.2 million (of which $4.4 million came from operations) in 2015, 2014 and 2013, respectively.  The principal source of income for our hotel joint ventures is percentage lease revenue from the operating lessees.

Capital expenditures at hotels owned by a hotel joint venture are generally funded from operating income at its hotels. However, if a joint venture has insufficient cash flow to meet operating expenses or make necessary capital improvements, it may call capital from the investors. In the event of a capital call, the other joint investors may be unwilling or unable to make the necessary capital contributions. Under such circumstances, we may elect to fund the difference as a loan to the joint venture or as an additional capital contribution by us. Under certain circumstances, a capital contribution by us may increase our equity investment to greater than 50% and may require that we consolidate the joint venture, including all of its assets and liabilities, into our consolidated financial statements. We may be confronted with the choice of losing our investment in a venture or investing additional capital with no guaranty of any return on that investment.

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

•
We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs related to hotels undergoing major renovations and redevelopments. In 2015, 2014 and 2013, we capitalized $13.3 million, $25.9 million and $23.6 million, respectively, of such costs. We make estimates with regard to when components of the renovated asset or redevelopment project are taken out of service or placed in service when determining the appropriate amount and time to capitalize these costs. If these estimates are inaccurate, we could capitalize too much or too little with regard to a particular project.

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

•
We make estimates with respect to contingent liabilities for losses covered by insurance. We record liabilities for self-insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated. We are self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 32 of our hotels. We review the adequacy of our reserves for our self-insured claims on a regular basis. Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred at the end of each accounting period. These reserves represent estimates at a given date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims. Estimates are also required since there may be delays in reporting. Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If our insurance reserves of $3.2 million, at December 31, 2015, for general liability losses are insufficient, we will record an additional expense in future periods. Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded. We recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2015.

•
The deferred income tax asset associated with potential future tax deductions and credits was $124.2 million at December 31, 2015. We recorded a 100% valuation allowance related to our TRSs net deferred tax asset because we believe it is more likely than not that the deferred tax asset will not be fully realized. The realization of the deferred tax assets associated with our net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering our historic results and cyclical nature of the lodging industry. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2015, approximately 81% of our consolidated debt had fixed interest rates.  In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.
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

December 31, 2015
	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$2,488	$2,810	$2,954	$3,106	$3,245	$1,138,351	$1,152,954	$1,184,292
Average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	5.70%	5.69%
Floating rate:
Debt	—	85,000	—	190,000	—	—	275,000	275,000
Average interest rate(a)	—	4.47%	—	4.77%	—	—	4.68%
Total debt	$2,488	$87,810	$2,954	$193,106	$3,245	$1,138,351	$1,427,954
Average interest rate	4.95%	4.49%	4.95%	4.77%	4.95%	5.70%	5.50%
Net discount							—
							$1,427,954

(a)	The average floating rate represents the implied forward rates in the yield curve at December 31, 2015.

December 31, 2014
	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$2,466	$2,652	$2,810	$2,954	$528,106	$666,518	$1,205,506	$1,239,642
Average interest rate	4.95%	4.95%	4.95%	4.95%	6.74%	5.48%	6.03%
Floating rate:
Debt	—	176,361	204,000	—	—	—	380,361	382,663
Average interest rate(a)	—	4.74%	4.66%	—	—	—	4.69%
Total debt	$2,466	$179,013	$206,810	$2,954	$528,106	$666,518	$1,585,867
Average interest rate	4.95%	4.74%	4.66%	4.95%	6.74%	5.48%	5.71%
Net discount							—
							$1,585,867

(a)	The average floating rate represents the implied forward rates in the yield curve at December 31, 2014.
We had no interest rate swap agreements at December 31, 2015 or 2014. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at December 31, 2015 and 2014. This interest rate cap was not designated as a hedge and had an insignificant fair value at December 31, 2015 and 2014, resulting in no significant impact on earnings.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of equity, and of cash flows present fairly, in all material respects, the financial position of FelCor Lodging Trust Incorporated and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors of FelCor Lodging Trust Incorporated
and the Partners of FelCor Lodging Limited Partnership

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of partners’ capital, and of cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 26, 2016

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(in thousands)

	2015	2014
Assets
Investment in hotels, net of accumulated depreciation of $899,575 and $850,687 at December 31, 2015 and 2014, respectively	$1,729,531	$1,599,791
Hotel development	—	297,466
Investment in unconsolidated entities	9,575	15,095
Hotels held for sale	—	47,145
Cash and cash equivalents	59,786	47,147
Restricted cash	17,702	20,496
Accounts receivable, net of allowance for doubtful accounts of $204 and $241 at December 31, 2015 and 2014, respectively	28,136	27,805
Deferred expenses, net of accumulated amortization of $8,230 and $17,111 at December 31, 2015 and 2014, respectively	24,455	25,827
Other assets	14,792	23,886
Total assets	$1,883,977	$2,104,658
Liabilities and Equity
Debt	$1,427,954	$1,585,867
Distributions payable	15,140	13,827
Accrued expenses and other liabilities	125,274	135,481
Total liabilities	1,568,368	1,735,175
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 611 units issued and outstanding at December 31, 2015 and 2014	4,464	6,616
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,879 shares, liquidation value of $321,987, issued and outstanding at December 31, 2015 and 2014	309,337	309,337
Series C Cumulative Redeemable Preferred Stock, 68 shares, liquidation value of $169,950, issued and outstanding at December 31, 2014	—	169,412
Common stock, $0.01 par value, 200,000 shares authorized; 141,808 and 124,605 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,418	1,246
Additional paid-in capital	2,567,515	2,353,666
Accumulated deficit	(2,618,117)	(2,530,671)
Total FelCor stockholders’ equity	260,153	302,990
Noncontrolling interests in other partnerships	7,806	18,435
Preferred equity in consolidated joint venture, liquidation value of $43,954 and $42,094 at December 31, 2015 and 2014, respectively	43,186	41,442
Total equity	311,145	362,867
Total liabilities and equity	$1,883,977	$2,104,658
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands, except per share data)

	2015	2014	2013
Revenues:
Hotel operating revenue	$878,371	$917,981	$890,006
Other revenue	7,883	3,606	3,430
Total revenues	886,254	921,587	893,436
Expenses:
Hotel departmental expenses	313,141	331,876	327,081
Other property-related costs	223,546	238,170	238,115
Management and franchise fees	35,572	36,067	35,735
Taxes, insurance and lease expense	59,207	84,266	95,542
Corporate expenses	27,283	29,585	26,996
Depreciation and amortization	114,452	115,819	119,624
Impairment loss	20,861	—	24,441
Conversion expenses	—	—	1,134
Other expenses	12,479	17,952	8,749
Total operating expenses	806,541	853,735	877,417
Operating income	79,713	67,852	16,019
Interest expense, net	(79,118)	(90,695)	(103,787)
Debt extinguishment	(30,909)	(4,770)	—
Gain on sale of investment in unconsolidated entities, net	—	30,176	—
Gain from remeasurement of unconsolidated entities, net	—	20,737	—
Other gains, net	166	100	41
Income (loss) before equity in income from unconsolidated entities	(30,148)	23,400	(87,727)
Equity in income from unconsolidated entities	7,833	5,010	4,586
Income (loss) from continuing operations before income tax expense	(22,315)	28,410	(83,141)
Income tax expense	(1,245)	(660)	(652)
Income (loss) from continuing operations	(23,560)	27,750	(83,793)
Income (loss) from discontinued operations	669	(360)	18,010
Income (loss) before gain on sale of hotels	(22,891)	27,390	(65,783)
Gain on sale of hotels, net	19,426	66,762	—
Net income (loss)	(3,465)	94,152	(65,783)
Net loss (income) attributable to noncontrolling interests in other partnerships	(4,157)	(697)	3,782
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	194	(137)	497
Preferred distributions - consolidated joint venture	(1,437)	(1,219)	—
Net income (loss) attributable to FelCor	(8,865)	92,099	(61,504)
Preferred dividends	(30,138)	(38,712)	(38,713)
Redemption of preferred stock	(6,096)	—	—
Net income (loss) attributable to FelCor common stockholders	$(45,099)	$53,387	$(100,217)
Basic and diluted per common share data:
Income (loss) from continuing operations	$(0.33)	$0.43	$(0.95)
Net income (loss)	$(0.33)	$0.43	$(0.81)
Basic weighted average common shares outstanding	137,730	124,158	123,818
Diluted weighted average common shares outstanding	137,730	124,892	123,818
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Net income (loss)	$(3,465)	$94,152	$(65,783)
Foreign currency translation adjustment	—	(490)	(1,108)
Reclassification of foreign currency translation to gain	—	(24,448)	—
Comprehensive income (loss)	(3,465)	69,214	(66,891)
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	(4,157)	(697)	3,782
Comprehensive loss (income) attributable to redeemable noncontrolling interests in FelCor LP	194	(136)	503
Preferred distributions - consolidated joint venture	(1,437)	(1,219)	—
Comprehensive income (loss) attributable to FelCor	$(8,865)	$67,162	$(62,606)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Other Partnerships	Comprehensive Loss
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit			Total Equity
Balance at December 31, 2012	12,948	$478,774	124,117	$1,241	$2,353,581	$26,039	$(2,464,968)	$27,352		$422,019
Issuance of stock awards	—	—	15	—	—	—	—	—		—
Stock awards - amortization	—	—	—	—	3,387	—	—	—		3,387
Forfeiture of stock awards	—	—	(85)	(1)	—	—	(663)	—		(664)
Conversion of operating partnership units into common shares	—	—	4	—	23	—	—	—		23
Allocation to redeemable noncontrolling interests	—	—	—	—	(2,663)	—	—	—		(2,663)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,990		3,990
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(4,259)		(4,259)
Dividends declared:
$0.02 per common share	—	—	—	—	—	—	(2,502)	—		(2,502)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,117)	—		(25,117)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—		(13,596)
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(1,102)	—	—	$(1,102)
Net loss	—	—	—	—	—	—	(61,504)	(3,782)	(65,286)
Comprehensive loss									$(66,388)	(66,388)
Balance at December 31, 2013	12,948	$478,774	124,051	$1,240	$2,354,328	$24,937	$(2,568,350)	$23,301		$314,230

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY – (continued)
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital		Accumulated Deficit			Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2013	12,948	$478,774	124,051	$1,240	$2,354,328	$24,937	$(2,568,350)	$23,301	$—		$314,230
Conversion of preferred stock into common stock	(1)	(25)	—	—	25	—	—	—	—		—
Issuance of stock awards	—	—	864	9	(9)	—	—	—	—		—
Stock awards - amortization and severance	—	—	—	—	4,319	—	—	—	—		4,319
Forfeiture of stock awards	—	—	(316)	(3)	—	—	(3,114)	—	—		(3,117)
Conversion of operating partnership units into common shares	—	—	6	—	56	—	—	—	—		56
Allocation to redeemable noncontrolling interests	—	—	—	—	(1,545)	—	—	—	—		(1,545)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6,375	—		6,375
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(9,596)	—		(9,596)
Acquisition of noncontrolling interest	—	—	—	—	(3,508)	—	—	(2,342)	—		(5,850)
Dividends declared:									—
$0.10 per common share	—	—	—	—	—	—	(12,594)	—	—		(12,594)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,116)	—	—		(25,116)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—	—		(13,596)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(1,219)		(1,219)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	41,442		41,442
Comprehensive income (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(489)	—	—	—	$(489)
Reclassification of foreign currency translation to gain	—	—	—	—	—	(24,448)	—	—	—	(24,448)
Net income	—	—	—	—	—	—	92,099	697	1,219	94,015
Comprehensive income										$69,078	69,078
Balance at December 31, 2014	12,947	$478,749	124,605	$1,246	$2,353,666	$—	$(2,530,671)	$18,435	$41,442		$362,867
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY – (continued)
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Comprehensive Loss
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit				Total Equity
Balance at December 31, 2014	12,947	$478,749	124,605	$1,246	$2,353,666	$—	$(2,530,671)	$18,435	$41,442		$362,867
Issuance of common stock	—	—	18,400	184	198,464	—	—	—			198,648
Issuance of stock awards	—	—	1,050	11	727	—	—	—	—		738
Repurchase of common stock	—	—	(1,971)	(20)	—	—	(14,342)				(14,362)
Stock awards - amortization and severance	—	—	—	—	7,271	—	—	—	—		7,271
Forfeiture of stock awards	—	—	(276)	(3)	—	—	(2,051)	—	—		(2,054)
Redemption of Series C preferred stock	(68)	(169,412)	—	—	5,522	—	(6,096)	—	—		(169,986)
Allocation to redeemable noncontrolling interests	—	—	—	—	1,865	—	—	—	—		1,865
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,809	—		2,809
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(17,595)	—		(17,595)
Dividends declared:									—
$0.18 per common share	—	—	—	—	—	—	(25,954)	—	—		(25,954)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,115)	—	—		(25,115)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(5,023)	—	—		(5,023)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(1,437)		(1,437)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	1,744		1,744
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Net income (loss)	—	—	—	—	—	—	(8,865)	4,157	1,437	$(3,271)
Comprehensive loss										$(3,271)	(3,271)
Balance at December 31, 2015	12,879	$309,337	141,808	$1,418	$2,567,515	$—	$(2,618,117)	$7,806	$43,186		$311,145
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(3,465)	$94,152	$(65,783)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	114,452	115,819	124,547
Gain on sale of hotels and other assets, net	(20,250)	(66,760)	(19,548)
Gain on sale of investment in unconsolidated entities, net	—	(30,176)	—
Gain from remeasurement of unconsolidated entities, net	—	(20,737)	—
Amortization of deferred financing fees and debt discount	5,425	9,558	11,082
Amortization of fixed stock and directors’ compensation	7,121	6,122	5,869
Equity based severance	1,352	—	1,051
Equity in income from unconsolidated entities	(7,833)	(5,010)	(4,586)
Distributions of income from unconsolidated entities	6,051	4,128	4,440
Debt extinguishment	30,909	5,015	—
Impairment loss	20,861	—	28,795
Changes in assets and liabilities:
Accounts receivable	(2,998)	4,875	(10,858)
Other assets	3,194	(6,975)	(6,061)
Accrued expenses and other liabilities	(10,210)	(5,193)	(487)
Net cash flow provided by operating activities	144,609	104,818	68,461
Cash flows from investing activities:
Improvements and additions to hotels	(48,436)	(83,664)	(101,357)
Hotel development	(33,525)	(86,565)	(60,553)
Net proceeds from asset sales	187,949	163,618	98,820
Proceeds from unconsolidated joint venture transaction	—	4,032	—
Change in restricted cash - investing	2,794	56,731	700
Insurance proceeds	477	521	238
Distributions from unconsolidated entities in excess of earnings	7,317	12,828	9,784
Contributions to unconsolidated entities	(15)	(7)	(1,500)
Net cash flow provided by (used in) investing activities	116,561	67,494	(53,868)
Cash flows from financing activities:
Proceeds from borrowings	1,025,438	473,062	164,000
Repayment of borrowings	(1,203,809)	(623,106)	(136,902)
Payment of deferred financing costs	(14,952)	(3,215)	(2,744)
Acquisition of noncontrolling interest	—	(5,850)	—
Distributions paid to noncontrolling interests	(17,595)	(9,596)	(4,259)
Contributions from noncontrolling interests	2,809	6,375	3,990
Distributions paid to FelCor LP limited partners	(93)	(42)	—
Distributions paid to preferred stockholders	(32,404)	(38,712)	(38,713)
Redemption of preferred stock	(169,986)	—	—
Repurchase of common stock	(14,362)	—	—
Preferred distributions - consolidated joint venture	(1,431)	(1,102)	—
Distributions paid to common stockholders	(22,385)	(9,981)	—
Net proceeds from issuance of preferred equity - consolidated joint venture	1,744	41,442	—
Net proceeds from common stock issuance	198,648	—	—
Net cash flow used in financing activities	(248,378)	(170,725)	(14,628)
Effect of exchange rate changes on cash	(153)	(85)	(65)
Net change in cash and cash equivalents	12,639	1,502	(100)
Cash and cash equivalents at beginning of periods	47,147	45,645	45,745
Cash and cash equivalents at end of periods	$59,786	$47,147	$45,645

Supplemental cash flow information — interest paid, net of capitalized interest	$74,585	$86,734	$84,839
Supplemental cash flow information — income taxes paid	$1,187	$660	$652

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(in thousands)

	2015	2014
Assets
Investment in hotels, net of accumulated depreciation of $899,575 and $850,687 at December 31, 2015 and 2014, respectively	$1,729,531	$1,599,791
Hotel development	—	297,466
Investment in unconsolidated entities	9,575	15,095
Hotels held for sale	—	47,145
Cash and cash equivalents	59,786	47,147
Restricted cash	17,702	20,496
Accounts receivable, net of allowance for doubtful accounts of $204 and $241 at December 31, 2015 and 2014, respectively	28,136	27,805
Deferred expenses, net of accumulated amortization of $8,230 and $17,111 at December 31, 2015 and 2014, respectively	24,455	25,827
Other assets	14,792	23,886
Total assets	$1,883,977	$2,104,658
Liabilities and Partners’ Capital
Debt	$1,427,954	$1,585,867
Distributions payable	15,140	13,827
Accrued expenses and other liabilities	125,274	135,481
Total liabilities	1,568,368	1,735,175
Commitments and contingencies
Redeemable units, 611 units issued and outstanding at December 31, 2015 and 2014, respectively	4,464	6,616
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879 units issued and outstanding at December 31, 2015 and 2014, respectively	309,337	309,337
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2014	—	169,412
Common units, 141,808 and 124,605 units issued and outstanding at December 31, 2015 and 2014, respectively	(49,184)	(175,759)
Accumulated other comprehensive income	—	—
Total FelCor LP partners’ capital	260,153	302,990
Noncontrolling interests	7,806	18,435
Preferred capital in consolidated joint venture	43,186	41,442
Total partners’ capital	311,145	362,867
Total liabilities and partners’ capital	$1,883,977	$2,104,658

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands, except for per unit data)

	2015	2014	2013
Revenues:
Hotel operating revenue	$878,371	$917,981	$890,006
Other revenue	7,883	3,606	3,430
Total revenues	886,254	921,587	893,436
Expenses:
Hotel departmental expenses	313,141	331,876	327,081
Other property-related costs	223,546	238,170	238,115
Management and franchise fees	35,572	36,067	35,735
Taxes, insurance and lease expense	59,207	84,266	95,542
Corporate expenses	27,283	29,585	26,996
Depreciation and amortization	114,452	115,819	119,624
Impairment loss	20,861	—	24,441
Conversion expenses	—	—	1,134
Other expenses	12,479	17,952	8,749
Total operating expenses	806,541	853,735	877,417
Operating income	79,713	67,852	16,019
Interest expense, net	(79,118)	(90,695)	(103,787)
Debt extinguishment	(30,909)	(4,770)	—
Gain on sale of investment in unconsolidated entities, net	—	30,176	—
Gain from remeasurement of unconsolidated entities, net	—	20,737	—
Other gains, net	166	100	41
Income (loss) before equity in income from unconsolidated entities	(30,148)	23,400	(87,727)
Equity in income from unconsolidated entities	7,833	5,010	4,586
Income (loss) from continuing operations before income tax expense	(22,315)	28,410	(83,141)
Income tax expense	(1,245)	(660)	(652)
Income (loss) from continuing operations	(23,560)	27,750	(83,793)
Income (loss) from discontinued operations	669	(360)	18,010
Income (loss) before gain on sale of hotels	(22,891)	27,390	(65,783)
Gain on sale of hotels, net	19,426	66,762	—
Net income (loss)	(3,465)	94,152	(65,783)
Net loss (income) attributable to noncontrolling interests	(4,157)	(697)	3,782
Preferred distributions - consolidated joint venture	(1,437)	(1,219)	—
Net income (loss) attributable to FelCor LP	(9,059)	92,236	(62,001)
Preferred distributions	(30,138)	(38,712)	(38,713)
Redemption of preferred units	(6,096)	—	—
Net income (loss) attributable to FelCor LP common unitholders	$(45,293)	$53,524	$(100,714)
Basic and diluted per common unit data:
Income (loss) from continuing operations	$(0.33)	$0.43	$(0.95)
Net income (loss)	$(0.33)	$0.43	$(0.81)
Basic weighted average common units outstanding	138,341	124,772	124,437
Diluted weighted average common units outstanding	138,341	125,511	124,437
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Net income (loss)	$(3,465)	$94,152	$(65,783)
Foreign currency translation adjustment	—	(490)	(1,108)
Reclassification of foreign currency translation to gain	—	(24,553)	—
Comprehensive income (loss)	(3,465)	69,109	(66,891)
Comprehensive loss (income) attributable to noncontrolling interests	(4,157)	(697)	3,782
Preferred distributions - consolidated joint venture	(1,437)	(1,219)	—
Comprehensive income (loss) attributable to FelCor LP	$(9,059)	$67,193	$(63,109)
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2012	$478,774	$(110,258)	$26,151	$27,352	$—		$422,019
FelCor restricted stock compensation	—	2,723	—	—	—		2,723
Contributions	—	—	—	3,990	—		3,990
Distributions	—	(41,215)	—	(4,259)	—		(45,474)
Allocation to redeemable units	—	(2,137)	—	—	—		(2,137)
Comprehensive loss:
Foreign exchange translation	—	—	(1,108)	—	$—	$(1,108)
Net loss		(62,001)		(3,782)	—	(65,783)
Comprehensive loss						$(66,891)	(66,891)
Balance at December 31, 2013	$478,774	$(212,888)	$25,043	$23,301	—		$314,230
Conversion of preferred units into common units	(25)	25	—	—	—		—
FelCor restricted stock compensation	—	1,202	—	—	—		1,202
Contributions	—	—	—	6,375	—		6,375
Distributions	—	(51,306)	—	(9,596)	(1,219)		(62,121)
Allocation to redeemable units	—	(1,520)	—	—	—		(1,520)
Acquisition of noncontrolling interest	—	(3,508)	—	(2,342)	—		(5,850)
Issuance of preferred capital - consolidated joint venture	—	—	—	—	41,442		41,442
Comprehensive income:
Foreign exchange translation	—	—	(490)	—	$—	$(490)
Reclassification of foreign currency translation to gain	—	—	(24,553)	—	—	$(24,553)
Net income		92,236		697	1,219	94,152
Comprehensive income						$69,109	69,109
Balance at December 31, 2014	$478,749	$(175,759)	$—	$18,435	$41,442		$362,867
Issuance of common units	—	198,648	—	—			198,648
FelCor restricted stock compensation	—	5,955	—	—	—		5,955
Repurchase of common units	—	(14,362)	—	—	—		(14,362)
Redemption of Series C preferred units	(169,412)	(574)	—	—	—		(169,986)
Contributions	—	—	—	2,809	—		2,809
Distributions	—	(56,185)	—	(17,595)	(1,437)		(75,217)
Allocation to redeemable units	—	2,152	—	—	—		2,152
Issuance of preferred capital - consolidated joint venture	—	—	—	—	1,744		1,744
Comprehensive loss:
Net income (loss)		(9,059)		4,157	1,437	(3,465)
Comprehensive loss						$(3,465)	(3,465)
Balance at December 31, 2015	$309,337	$(49,184)	$—	$7,806	$43,186		$311,145
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(3,465)	$94,152	$(65,783)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	114,452	115,819	124,547
Gain on sale of hotels and other assets, net	(20,250)	(66,760)	(19,548)
Gain on sale of investment in unconsolidated entities, net	—	(30,176)	—
Gain from remeasurement of unconsolidated entities, net	—	(20,737)	—
Amortization of deferred financing fees and debt discount	5,425	9,558	11,082
Amortization of fixed stock and directors’ compensation	7,121	6,122	5,869
Equity based severance	1,352	—	1,051
Equity in income from unconsolidated entities	(7,833)	(5,010)	(4,586)
Distributions of income from unconsolidated entities	6,051	4,128	4,440
Debt extinguishment	30,909	5,015	—
Impairment loss	20,861	—	28,795
Changes in assets and liabilities:
Accounts receivable	(2,998)	4,875	(10,858)
Other assets	3,194	(6,975)	(6,061)
Accrued expenses and other liabilities	(10,210)	(5,193)	(487)
Net cash flow provided by operating activities	144,609	104,818	68,461
Cash flows from investing activities:
Improvements and additions to hotels	(48,436)	(83,664)	(101,357)
Hotel development	(33,525)	(86,565)	(60,553)
Net proceeds from asset dispositions	187,949	163,618	98,820
Proceeds from unconsolidated joint venture transaction	—	4,032	—
Change in restricted cash - investing	2,794	56,731	700
Insurance proceeds	477	521	238
Distributions from unconsolidated entities in excess of earnings	7,317	12,828	9,784
Contributions to unconsolidated entities	(15)	(7)	(1,500)
Net cash flow provided by (used in) investing activities	116,561	67,494	(53,868)
Cash flows from financing activities:
Proceeds from borrowings	1,025,438	473,062	164,000
Repayment of borrowings	(1,203,809)	(623,106)	(136,902)
Payment of deferred financing fees	(14,952)	(3,215)	(2,744)
Acquisition of noncontrolling interest	—	(5,850)	—
Distributions paid to noncontrolling interests	(17,595)	(9,596)	(4,259)
Contributions from noncontrolling interests	2,809	6,375	3,990
Distributions paid to FelCor LP limited partners	(93)	(42)	—
Distributions paid to preferred unitholders	(32,404)	(38,712)	(38,713)
Redemption of preferred units	(169,986)	—	—
Repurchase of common units	(14,362)	—	—
Preferred distributions - consolidated joint venture	(1,431)	(1,102)	—
Distributions paid to common unitholders	(22,385)	(9,981)	—
Net proceeds from issuance of preferred capital - consolidated joint venture	1,744	41,442	—
Net proceeds from common unit issuance	198,648	—	—
Net cash flow used in financing activities	(248,378)	(170,725)	(14,628)
Effect of exchange rate changes on cash	(153)	(85)	(65)
Net change in cash and cash equivalents	12,639	1,502	(100)
Cash and cash equivalents at beginning of periods	47,147	45,645	45,745
Cash and cash equivalents at end of periods	$59,786	$47,147	$45,645

Supplemental cash flow information – interest paid, net of capitalized interest	$74,585	$86,734	$84,839
Supplemental cash flow information — income taxes paid	$1,187	$660	$652
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 41 hotels as of December 31, 2015. At December 31, 2015, we had an aggregate of 142,419,283 shares and units outstanding, consisting of 141,807,821 shares of FelCor common stock and 611,462 units of FelCor LP units not owned by FelCor.

Of our 41 hotels as of December 31, 2015, we owned 100% interests in 38 hotels, a 95% interest in one hotel (The Knickerbocker) and 50% interests in entities owning two hotels. The Knickerbocker opened in February 2015, and we transferred $329.8 million of development into investment in hotels through December 31, 2015. We had no remaining costs in hotel development as of December 31, 2015. We consolidate our real estate interests in the 39 hotels in which we hold majority interests, and we record the real estate interests of the two hotels in which we hold indirect 50% interests using the equity method. We lease 40 of the 41 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. We operate one 50% owned hotel without a lease. Because we own controlling interests in our operating lessees, we consolidate our interests in all 40 leased hotels (which we refer to as our Consolidated Hotels) and reflect their operating revenues and expenses in our statements of operations. We own 50% of the real estate interest in one Consolidated Hotel (we account for our real estate interest of this hotel by the equity method) and majority real estate interests in our remaining 39 Consolidated Hotels (we consolidate our real estate interest in these hotels).

The following table illustrates the distribution of our 40 Consolidated Hotels at December 31, 2015:

Brand	Hotels	Rooms
Embassy Suites Hotels®	18	4,982
Wyndham® and Wyndham Grand®	8	2,528
Marriott® and Renaissance®	3	1,321
Holiday Inn®	2	968
DoubleTree Suites by Hilton® and Hilton®	3	802
Sheraton®	2	673
Fairmont®	1	383
The Knickerbocker®	1	330
Morgans® and Royalton®	2	285
Total	40	12,272
At December 31, 2015, our Consolidated Hotels were located in 15 states, with concentrations in California (11 hotels), Florida (six hotels) and Massachusetts (three hotels).  Approximately 60% of our revenue was generated from hotels in these three states in 2015.

At December 31, 2015, of our Consolidated Hotels (i) subsidiaries of Hilton Worldwide, or Hilton, managed 20 hotels; (ii) subsidiaries of Wyndham Worldwide, or Wyndham, managed eight hotels; (iii) subsidiaries of Marriott International Inc., or Marriott, managed three hotels; (iv) subsidiaries of InterContinental Hotels Group, or IHG, managed two hotels; (v) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed two hotels; (vi) a subsidiary of Fairmont Raffles Hotels International, or Fairmont, managed one hotel; (vii) a subsidiary of Highgate Hotels, or Highgate, managed one hotel; (viii) a subsidiary of Morgans Hotel Group Corporation, or Morgans, managed two hotels; and (ix) Aimbridge Hospitality managed one hotel.

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

Generally, we consider a sale to be probable within the next 12 months (for purposes of determining whether a hotel is held for sale) in the period the buyer completes its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit. We test hotels held for sale for impairment each reporting period and record them at the lower of their carrying amounts or fair value less costs to sell. Once we designate a hotel as held for sale it is not depreciated.

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

Taxes, insurance and lease expense — For the year ended December 31, 2015, taxes, insurance and lease expense includes an out-of-period adjustment of $1.6 million related to straight-line lease expense from prior years for a ground lease associated with one of our consolidated hotels.  The $1.6 million adjustment represents the cumulative additional rent that should have been recognized in prior years on a straight-line basis, with the credit being included in accrued expenses and other liabilities on the consolidated balance sheet. Management has evaluated the impact to all previously reported periods and concluded all previously issued financial statements are not materially misstated, nor is the impact of the adjustment material to the three-months or the year ended December 31, 2015.

Foreign Currency Translation — Results of operations for our Canadian hotel were maintained in Canadian dollars and translated using the weighted average exchange rates during the period. Assets and liabilities were translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments have been reflected in accumulated other comprehensive income and were $24.9 million as of December 31, 2013. In 2014, we sold our remaining Canadian hotel and recorded a $24.4 million gain from foreign currency translation (which we had previously recorded in accumulated other comprehensive income).

Capitalized Costs — We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. In addition, these costs were capitalized on our Knickerbocker hotel development. We begin capitalizing these costs when activities necessary to get the asset ready for its intended use are underway and cease capitalizing these costs to projects when construction is substantially complete. Such costs capitalized in 2015, 2014 and 2013, were $13.3 million, $25.9 million and $23.6 million, respectively.

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

Distributions and Dividends — FelCor declared aggregate common dividends of $0.18, $0.10 and $0.02 per share in 2015, 2014 and 2013, respectively. FelCor’s ability to make distributions depends on FelCor’s receipt of quarterly distributions from FelCor LP, and FelCor LP’s ability to make distributions is dependent upon the results of operations of our hotels.

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

Income Taxes — FelCor has elected to be treated as a REIT under Sections 856 to 860 of the Internal Revenue Code and is not subject to federal income tax, provided that it distributes all of its taxable income annually to its stockholders and complies with certain other requirements. FelCor LP is treated as a partnership for federal income tax purposes and is not subject to federal income taxes. However, both FelCor and FelCor LP may be subject to state, local and foreign income and franchise taxes in certain jurisdictions. We generally lease our hotels to wholly-owned taxable REIT subsidiaries, or TRSs, that are subject to federal, state and foreign income taxes. Through these lessees, we record room revenue, food and beverage revenue and other revenue related to the operations of our hotels. We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment in Hotels
Investment in hotels consisted of the following (in thousands):

	December 31,
	2015	2014
Building and improvements	$1,859,100	$1,764,871
Furniture, fixtures and equipment	449,437	431,851
Land	294,384	232,141
Construction in progress	26,185	21,615
	2,629,106	2,450,478
Accumulated depreciation - Building and improvements	(697,386)	(661,758)
Accumulated depreciation - Furniture, fixtures and equipment	(202,189)	(188,929)
	$1,729,531	$1,599,791
In 2015, we retired fully depreciated furniture, fixtures and equipment aggregating approximately $41.9 million and fully depreciated assets for building and improvements aggregating approximately $9.6 million.
We invested $48.4 million and $83.7 million in additions and improvements to our Consolidated Hotels during the years ended December 31, 2015 and 2014, respectively.

4.    Consolidated Joint Venture Preferred Equity/Capital

Our joint venture that developed The Knickerbocker raised $45 million through the sale of redeemable preferred equity/capital under the EB-5 immigrant investor program. The purchasers receive a 3.25% current annual return (which increases to 8% if we do not redeem this equity interest before the fifth anniversary of its issuance), plus a 0.25% non-compounding annual return payable at redemption. The venture received $42.0 million in gross proceeds ($41.4 million net of issuance costs) in 2014 and $1.8 million during the year ended December 31, 2015. The venture will receive the remaining $1.2 million as investors’ visas are approved. We used our 95% share of the proceeds to repay funds borrowed under our line of credit (which were used to fund the redevelopment).

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

As part of our long-term strategic plan to enhance stockholder value and achieve or exceed targeted returns on invested capital, we sell and acquire hotels to improve our overall portfolio quality, enhance diversification and improve growth rates. In that regard, we regularly review each hotel in our portfolio in terms of projected performances, future capital expenditure requirements and market dynamics and concentration risk. Based on this analysis, we may establish a plan to sell our interests in certain hotels (some of which are owned by unconsolidated joint ventures) that no longer meet our investment criteria. As a consequence, we would shorten our estimated hold periods for those hotels and test the consolidated hotels for impairment when they are approved as non-strategic hotels. When the hotels owned by unconsolidated joint ventures are designated by those ventures as non-strategic, the joint ventures will test for impairment based on the reduced estimated hold periods.

In 2015, we recorded a $20.9 million impairment charge related to a hotel that no longer meets our investment criteria, resulting in a reduced estimated hold period. The impairment charge was determined using Level 3 input under authoritative guidance for fair value measurements. For this estimate, we used a discounted cash flow analysis with an estimated stabilized growth rate of 3%, a discounted cash flow term of 5 years, a terminal capitalization rate of 8%, and a discount rate of 11%. As we do not consider a sale of this hotel to be probable within the next twelve months, the hotel is not considered to be held for sale at December 31, 2015. Generally, we consider a sale to be probable within the next 12 months (for purposes of determining whether a hotel is held for sale) in the period the buyer completes its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit.

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

6.    Conversion Expenses
In March 2013, we converted eight hotels to Wyndham brands and management.  The expenses incurred related to converting these hotels were classified as conversion expenses in the accompanying statements of operations. Expenses for the year ended December 31, 2012 included $30.7 million of accrued IHG termination fees, which were paid in 2013, while $1.1 million was incurred in 2013 for additional costs related to the conversion to the Wyndham brand.

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
During the year ended December 31, 2015, we sold eight hotels. In 2014, we sold eight hotels, one of which was previously held for sale at December 31, 2013, and disposed of five unconsolidated hotels when we unwound our joint ventures as discussed in Note 8. At December 31, 2014, we had two hotels held for sale, both of which subsequently sold. We designate a hotel as held for sale when the sale is probable within the next 12 months. Generally, we consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale and we have received a substantial non-refundable deposit. Excluding the hotel held for sale at December 31, 2013, we included operations for the sold hotels, and those hotels designated as held for sale at December 31, 2014, in income (loss) from continuing operations as shown in the statements of operations for the years ended December 31, 2015, 2014 and 2013, as disposition of these hotels does not represent a strategic shift in our business.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Hotel Dispositions — (continued)

The following table includes condensed financial information primarily related to 12 of 13 hotels sold in 2014 (the remaining hotel was held for sale as of December 31, 2013) and eight hotels sold during the year ended December 31, 2015 included in continuing operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Hotel operating revenue	$32,150	$157,109	$201,533
Operating expenses (a)	(25,971)	(148,915)	(224,744)
Operating income (loss)	6,179	8,194	(23,211)
Interest expense, net	(1,031)	(2,475)	(3,390)
Debt extinguishment	(309)	(932)	—
Gain on sale of investment in unconsolidated entities, net	—	30,176	—
Other gains, net	—	—	42
Equity in income from unconsolidated entities	7,111	3,294	3,037
Income (loss) from continuing operations	11,950	38,257	(23,522)
Gain on sale of hotels, net(b)	19,426	66,762	—
Net income (loss)	31,376	105,019	(23,522)
Net loss (income) attributable to noncontrolling interests in other partnerships	(5,166)	(977)	4,555
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(110)	(382)	93
Net income (loss) attributable to FelCor	$26,100	$103,660	$(18,874)

(a)	Operating expenses include impairment charges of $24.4 million for the year ended December 31, 2013.

(b)
We recorded a $24.4 million gain from foreign currency translation (which we had previously recorded in accumulated other comprehensive income) when we sold our remaining Canadian hotel in 2014, which substantially liquidated all of our foreign investments.

Discontinued operations include the results of operations for one hotel sold in 2014 (which was held for sale at December 31, 2013) and five hotels sold in 2013. The following table summarizes the condensed financial information for those hotels (in thousands):

	Year Ended December 31,
	2015	2014	2013
Hotel operating revenue	$—	$730	$33,849
Operating expenses(a)	11	(677)	(34,553)
Operating income (loss) from discontinued operations	11	53	(704)
Interest expense, net	—	(66)	(793)
Debt extinguishment	—	(245)	—
Gain on involuntary conversion	—	—	66
Gain (loss) on sale, net	658	(102)	19,441
Income (loss) from discontinued operations	$669	$(360)	$18,010

(a)	Operating expenses in discontinued operations include impairment charges of $4.4 million for the year ended December 31, 2013.

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
Our joint ventures had an outstanding loan that was secured by eight of these hotels and was bifurcated when the joint ventures were unwound. That loan bore interest at one-month LIBOR plus 3%, matured in March 2017 and was freely pre-payable in whole or in part. Subsequent to the unwinding of the joint ventures, we were only liable for our $64 million share of the bifurcated non-recourse loan, which was secured by mortgages on four of the five former joint venture hotels that we wholly-owned. In 2015, this loan was repaid in connection with the sale of three of the four hotels securing the loan. The remaining hotel was sold later in the year.
As a result of these transactions, we recorded the following in 2014:

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

	Year Ended December 31,
	2014	2013
Net income (loss)	$94,869	$(65,670)
Income (loss) per share/unit - basic	$0.43	$(0.82)
Income (loss) per share/unit - diluted	$0.43	$(0.82)

9.	Investment in Unconsolidated Entities
At December 31, 2015 and 2014, we owned 50% interests in joint ventures that owned two hotels and three hotels, respectively. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. We account for our investments in these unconsolidated entities under the equity method. We consolidate all of our majority-owned subsidiaries in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Investment in Unconsolidated Entities — (continued)

The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	December 31,
	2015	2014
Investment in hotels and other properties, net of accumulated depreciation	$23,047	$30,288
Total assets	$29,336	$45,374
Debt	$22,866	$34,192
Total liabilities	$24,844	$36,974
Equity	$4,492	$8,400
Our unconsolidated entities’ debt at December 31, 2015 and 2014 consisted entirely of non-recourse mortgage debt.
In May 2015, one of our joint ventures sold a hotel, resulting in a $7.1 million gain that we include in our equity in income from unconsolidated entities. In connection with selling this hotel, the joint venture repaid the outstanding $10.5 million mortgage loan encumbering this hotel.
In September 2014, one of our other unconsolidated joint ventures refinanced its debt with a new $23.5 million loan maturing in October 2024.
The following table (which, among other things, reflects decreases attributable to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014) sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total revenues	$32,591	$59,453	$70,697
Net income	$22,799	$12,561	$12,892
Net income attributable to FelCor	$11,400	$6,281	$6,446
Cost in excess of joint venture book value of sold hotel	$(3,140)	$—	$—
Depreciation of cost in excess of book value	$(427)	$(1,271)	$(1,860)
Equity in income from unconsolidated entities	$7,833	$5,010	$4,586
The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	December 31,
	2015	2014
Equity basis of hotel joint venture investments	$(4,216)	$(3,265)
Cost of hotel investments in excess of joint venture book value	7,329	10,895
Equity basis of land and condominium joint venture investments	6,462	7,465
Investment in unconsolidated entities	$9,575	$15,095
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Year Ended December 31,
	2015	2014	2013
Hotel investments	$8,535	$5,784	$5,270
Other investments	(702)	(774)	(684)
Equity in income from unconsolidated entities	$7,833	$5,010	$4,586

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt
Consolidated debt consisted of the following (in thousands):

	Encumbered	Interest	Maturity	December 31,
	Hotels	Rate (%)	Date	2015	2014
Senior unsecured notes	—	6.00	June 2025	$475,000	$—
Senior secured notes	9	5.625	March 2023	525,000	525,000
Mortgage debt(a)	4	4.95	October 2022	122,237	124,278
Mortgage debt	1	4.94	October 2022	30,717	31,228
Line of credit(b)	7	LIBOR + 2.75	June 2019	190,000	—
Knickerbocker loan(c)	1	LIBOR + 3.00	November 2017	85,000	64,861
Retired debt	—	—	—	—	840,500
Total	22			$1,427,954	$1,585,867

(a)	This debt is comprised of separate non-cross-collateralized loans, each secured by a mortgage encumbering different hotels.

(b)	Our line of credit can be extended for one year, subject to satisfying certain conditions. We may borrow up to $400 million under our line of credit.

(c)	This loan can be extended for one year, subject to satisfying certain conditions At December 31, 2014, $6.3 million of this loan was secured by cash collateral with an interest rate of LIBOR + 1.25%.
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
In June 2015, we amended and restated our secured line of credit facility primarily to expand our borrowing capacity from $225 million to $400 million. The amended facility now matures in June 2020 (extended from June 2017), assuming we exercise a one-year extension option that is subject to certain conditions. Borrowings under the facility bear interest at LIBOR (no floor) plus an applicable margin ranging from 225 to 275 basis points (reduced from 337.5 basis points), depending on our leverage. The unused commitment fee decreased 5 basis points to 35 basis points. The facility is secured by mortgages on seven hotels and permits partial release and substitution of properties, subject to certain conditions. We incurred $164,000 of debt extinguishment charges (relating to writing-off deferred loan costs) when amending the facility. We concurrently repaid a $140 million term loan that otherwise matured in 2017, bore interest at LIBOR plus 250 basis points and was secured by mortgages on three hotels, including one hotel that is part of the security for the amended facility. We incurred $2.0 million of debt extinguishment charges relating to writing-off deferred loan costs for the repaid loan.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Debt — (continued)

During 2015, we increased our borrowings under our loan secured by The Knickerbocker from $64.9 million to the $85.0 million commitment. Also, in November 2015, we amended our Knickerbocker loan to lower the interest rate to LIBOR plus 300 basis points and extend the maturity to November 2018, subject to satisfying certain conditions.
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
In July 2014, we obtained a $140 million term loan secured by three hotels. The loan bore interest at LIBOR (no floor) plus 2.5% and was repaid in June 2015.
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
Our senior notes, which are guaranteed by FelCor, require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. In addition, our 5.625% senior notes are secured by a combination of first lien mortgages and related security interests on nine hotels, as well as pledges of equity interests in certain subsidiaries of FelCor LP, and the 6.00% senior unsecured notes require us to maintain at least a minimum amount of unencumbered assets.
At December 31, 2015, we had consolidated secured debt totaling $953.0 million, encumbering 22 of our consolidated hotels with a $1.1 billion aggregate net book value.  Except for our 5.625% senior secured notes due 2023 and our line of credit, our secured debt is generally recourse solely to the specific hotels securing the debt, except in case of fraud, misapplication of funds and certain other customary limited recourse carve-out provisions that could extend recourse to us. Much of our secured debt allows us to substitute collateral under certain conditions and is freely prepayable, (subject in some instances to various prepayment, yield maintenance or defeasance obligations).
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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Debt — (continued)
We reported $79.1 million, $90.7 million, and $103.8 million of interest expense for the years ended December 31, 2015, 2014, and 2013, respectively, which is net of: (i) interest income of $24,000, $48,000, and $78,000, and (ii) capitalized interest of $6.0 million, $16.3 million, and $12.8 million, respectively.
To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at December 31, 2015 and 2014. This interest rate cap was not designated as a hedge and had an insignificant fair value at December 31, 2015 and 2014, resulting in no significant impact on earnings.
Future scheduled principal payments on debt obligations at December 31, 2015 are as follows (in thousands):

Year
2016	$2,488
2017	87,810
2018	2,954
2019	193,106
2020	3,245
Thereafter	1,138,351
$1,427,954

11.    Fair Value of Financial Instruments

Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our debt for which trading prices are publicly available is based on observable market data (a Level 2 input) and has an estimated fair value of $1.0 billion and $1.1 billion at December 31, 2015 and 2014, respectively; and (iii) our debt for which trading prices are not publicly available is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $438.8 million and $548.2 million at December 31, 2015 and 2014, respectively. The estimated fair value of all our debt was $1.5 billion and $1.6 billion at December 31, 2015 and 2014, respectively. The carrying value of our debt was $1.4 billion and $1.6 billion at December 31, 2015 and 2014, respectively.

Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2015 and 2014. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

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
The following table reconciles our TRSs’ GAAP net income (loss) to federal taxable income (in thousands):

	Year Ended December 31,
	2015	2014	2013
GAAP consolidated net income (loss) attributable to FelCor LP	$(9,059)	$92,236	$(62,001)
Loss (income) allocated to FelCor LP unitholders	194	(137)	497
GAAP consolidated net income (loss) attributable to FelCor	(8,865)	92,099	(61,504)
GAAP net loss (income) from REIT operations	21,838	(68,796)	62,513
GAAP net income (loss) of taxable subsidiaries	12,973	23,303	1,009
Taxes related to joint venture transaction	—	5,761	—
Gain/loss differences from dispositions	(872)	—	—
Depreciation and amortization(a)	(1,877)	(461)	1,646
Employee benefits not deductible for tax	(588)	(101)	3,914
Management fee recognition	(107)	(1,151)	(1,245)
Cancellation of debt	—	(3,188)	—
Capitalized TRS start-up costs	—	11,859	4,981
Other book/tax differences	3,827	181	2,754
Federal tax income of taxable subsidiaries before utilization of net operating losses	13,356	36,203	13,059
Utilization of net operating loss	(13,356)	(36,203)	(13,059)
Net federal tax income of taxable subsidiaries	$—	$—	$—

(a)	The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes — (continued)

Included in our consolidated statement of operations are $1.2 million, $660,000 and $652,000 related to current state income taxes for the years ended December 31, 2015, 2014 and 2013, respectively. State income taxes in 2014 and 2013 have been reclassified from taxes, insurance and lease expense to conform to the 2015 presentation of a separate line for income tax expense on our consolidated statement of operations.

Our TRSs had a deferred tax asset, on which we had a 100% valuation allowance, primarily comprised of the following (in thousands):

	December 31,
	2015	2014
Accumulated net operating losses of TRSs	$98,367	$107,027
Tax property basis compared to book	(4,518)	952
Accrued employee benefits not deductible for tax	4,889	3,883
Management fee recognition	—	81
Historic tax credits(a)	25,375	—
Capitalized TRS start-up costs	—	6,399
Other	109	1,261
Gross deferred tax asset	124,222	119,603
Valuation allowance	(124,222)	(119,603)
Deferred tax asset after valuation allowance	$—	$—

(a) Because of the completion of construction at The Knickerbocker in 2015, one of our TRSs became entitled to the future benefits of historic tax credits that vest over a five year period and do not expire.
We provided a valuation allowance against our deferred tax asset, that results in no net deferred tax asset at December 31, 2015 and 2014. We recorded a 100% valuation allowance related to our TRSs net deferred tax asset because we believe it is more likely than not that the deferred tax asset will not be fully realized. The realization of the deferred tax assets associated with our net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering our historic results and cyclical nature of the lodging industry. Accordingly, no provision or benefit for income taxes is reflected in the accompanying consolidated statements of operations. At December 31, 2015, our TRSs had net operating loss carryforwards for federal income tax purposes of $264.6 million, which are available to offset future taxable income, if any, and do not begin to expire until 2023.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes — (continued)
The following table reconciles REIT GAAP net income (loss) to taxable income (loss) (in thousands):

	Year Ended December 31,
	2015	2014	2013
GAAP net income (loss) from REIT operations	$(21,838)	$68,796	$(62,513)
Book/tax differences, net:
Dividend income from TRS	24,809	—	—
Depreciation and amortization(a)	3,937	1,831	2,173
Noncontrolling interests	(400)	329	(4,017)
Gain/loss differences from dispositions	18,335	(99,946)	(2,032)
Impairment loss not deductible for tax	20,861	—	28,795
Conversion costs	(2,881)	(3,233)	(2,099)
Other	1,153	(1,674)	8,453
Tax income (loss)(b)	$43,976	$(33,897)	$(31,240)

(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.

(b)	The dividend distribution requirement is 90% of any taxable income (net of capital gains). For 2015, our distributions were in excess of 100% of taxable income.
At December 31, 2015, FelCor had net operating loss carryforwards for federal income tax purposes of $534.2 million, which it expects to use to offset future distribution requirements.
For income tax purposes, dividends paid consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends paid per share were characterized, in accordance with the requirements under the Code, as follows:

	2015			2014			2013
	Amount		%	Amount		%	Amount		%
Preferred Stock – Series A
Capital gains	$1.23		63.08	$—		—	$—		—
Dividend income	$0.72		36.92	$—		—	$—		—
Return of capital	—	(c)	—	1.95	(b)	100.00	1.95	(a)	100.00
	$1.95		100.00	$1.95		100.00	$1.95		100.00
Preferred Stock – Series C
Capital gains	$0.63		63.00	$—		—	$—		—
Dividend income	$0.37		37.00	$—		—	$—		—
Return of capital	—	(c)	—	2.00	(b)	100.00	2.00	(a)	100.00
	$1.00		100.00	$2.00		100.00	$2.00		100.00
Common Stock
Capital gains	$—		—	$—		—	$—		—
Dividend income	$—		—	$—		—	$—		—
Return of capital	0.16	(c)	100.00	0.08		100.00	—		—
	$0.16		100.00	$0.08		100.00	$—		—

(a)	Fourth quarter 2012 preferred dividends were paid January 31, 2013, and were treated as 2013 distributions for tax purposes.

(b)	Fourth quarter 2013 preferred and common dividends were paid January 30, 2014, and were treated as 2014 distributions for tax purposes.

(c)	Fourth quarter 2014 preferred and common dividends were paid January 29, 2015, and were treated as 2015 distributions for tax purposes.

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

In April 2015, FelCor called for redemption of all of its outstanding shares of 8% Series C Cumulative Redeemable Preferred Stock and all depositary shares representing the Series C Preferred Stock. FelCor redeemed those shares of Series C Preferred Stock and the depositary shares, and FelCor LP concurrently redeemed its Series C Preferred Units, on May 14, 2015 using proceeds from the equity offering. Including dividends of $491,000, the total redemption price was $170.4 million. We reduced income available to common shareholders (unitholders) by $6.1 million for the year ended December 31, 2015, primarily representing the original issuance costs ($5.5 million) and discount ($538,000) of the redeemed Series C Preferred Stock (Units).

Common Stock/Units

In April 2015, FelCor issued 18.4 million shares of its common stock at $11.25 per share in a public offering. FelCor contributed the net proceeds from the offering ($199 million) to FelCor LP in exchange for 18.4 million common units of limited partnership interests.

In October 2015, our Board approved a stock repurchase program. Under the new stock repurchase program, FelCor may repurchase up to $100 million of its common stock over the next two years. FelCor may repurchase shares in transactions on the open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans, in accordance with applicable securities laws and other restrictions. For the year ended December 31, 2015, FelCor paid $14.4 million (including commissions) repurchasing approximately 2.0 million shares of its common stock at an average price of $7.26 per share. Since then, the number of repurchased shares has increased to 4.3 million shares for a total of $29.0 million (including commissions), at an average price of $6.68 per share.
There is no guaranty as to the number of shares that will be repurchased, and we may extend, suspend or discontinue our repurchase program at any time without notice at our discretion. Repurchased shares (units) are re-designated as authorized but unissued.

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

At December 31, 2015, we had 611,462 limited partnership units outstanding carried at $4.5 million. The value of these outstanding units is based on the closing price of FelCor’s common stock at December 31, 2015 ($7.30/share).

Changes in redeemable noncontrolling interests (or redeemable units) are shown below (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$6,616	$5,039
Conversion of units	—	(56)
Redemption value allocation	(1,865)	1,545
Distributions paid to unitholders	(93)	(48)
Comprehensive income (loss):
Foreign exchange translation	—	(1)
Net income (loss)	(194)	137
Balance at end of period	$4,464	$6,616

15.    Hotel Operating Revenue, Departmental Expenses and Other Property Related Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Room revenue	$673,276	$713,213	$692,016
Food and beverage revenue	158,531	157,607	151,233
Other operating departments	46,564	47,161	46,757
Total hotel operating revenue	$878,371	$917,981	$890,006

Nearly all of our revenue is comprised of hotel operating revenues. These revenues are recorded net of any sales or occupancy taxes collected from our guests. We record all rebates or discounts, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. We make appropriate allowances for doubtful accounts, which we record as bad debt expense. The remainder of our revenue was from condominium management fee income and other sources.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Hotel Operating Revenue, Departmental Expenses and Other Property Related Operating Costs — (continued)

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Room	$172,252	$188,465	$184,840
Food and beverage	123,384	121,201	120,287
Other operating departments	17,505	22,210	21,954
Total hotel departmental expenses	$313,141	$331,876	$327,081

Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Hotel general and administrative expense	$78,233	$79,420	$80,715
Marketing	76,548	77,939	74,770
Repair and maintenance	39,091	43,886	45,057
Utilities	29,674	36,925	37,573
Total other property-related costs	$223,546	$238,170	$238,115

In March 2013, we rebranded and transitioned management at eight hotels located in strategic markets to Wyndham brands. Wyndham's parent guaranteed a minimum level of net operating income for each year of the initial 10-year term, subject to an aggregate $100 million limit over the term (of which we have received or accrued $10.8 million through 2015) and an annual $21.5 million limit. Amounts recorded under the guaranty are accounted for, to the extent available, as a reduction in contractual management and other fees paid and payable to Wyndham. Any amounts in excess of those fees will be recorded as revenue when earned. For the years ended December 31, 2015, 2014, and for March through December 2013 (the first ten months during which Wyndham managed the hotels for FelCor), we have recorded $1.4 million, $1.3 million, and $8.1 million, respectively, for the guaranty as a reduction of Wyndham's contractual management and other fees.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Taxes, Insurance and Lease Expenses

Taxes, insurance and lease expenses from continuing operations were comprised of the following
(in thousands):

	Year Ended December 31,
	2015	2014	2013
Hotel lease expense(a)	$7,107	$31,635	$44,087
Land lease expense(b)	15,458	12,338	11,062
Real estate and other taxes	29,469	31,113	30,325
Property insurance, general liability insurance and other	7,173	9,180	10,068
Total taxes, insurance and lease expense	$59,207	$84,266	$95,542

(a)
We record hotel lease expense for the consolidated operating lessees of hotels owned by unconsolidated entities and partially offset this expense through noncontrolling interests in other partnerships (generally 49%). We record our 50% share of the corresponding lease income through equity in income from unconsolidated entities. Hotel lease expense includes percentage rent of $3.4 million, $17.3 million and $22.2 million for the years ended December 31, 2015, 2014, and 2013, respectively, and reflects a decrease attributable to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014.

(b)	We include in land lease expense percentage rent of $7.7 million, $6.4 million and $5.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

17.    Land Leases and Hotel Rent

We lease land occupied by certain hotels from third parties under various operating leases that expire through 2090. Certain land leases contain contingent rent features based on gross revenue at the respective hotels. In addition, we recognize rent expense for one hotel that is owned by an unconsolidated entity and is leased to our consolidated lessee. These leases require the payment of base rents and contingent rent based on revenues at the respective hotels. Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2015, were as follows (in thousands):

Year
2016	$9,436
2017	6,569
2018	6,248
2019	5,884
2020	5,905
2021 and thereafter	242,582
$276,624

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Income (Loss) Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Income (Loss) Per Share

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss) attributable to FelCor	$(8,865)	$92,099	$(61,504)
Discontinued operations attributable to FelCor	(674)	359	(16,963)
Income (loss) from continuing operations attributable to FelCor	(9,539)	92,458	(78,467)
Less: Preferred dividends	(30,138)	(38,712)	(38,713)
Less: Redemption of preferred stock	(6,096)	—	—
Less: Dividends declared on unvested restricted stock	(56)	(8)	—
Less: Undistributed earnings allocated to unvested restricted stock	—	(20)	—
Numerator for continuing operations attributable to FelCor common stockholders	(45,829)	53,718	(117,180)
Discontinued operations attributable to FelCor	674	(359)	16,963
Numerator for basic and diluted income (loss) attributable to FelCor common stockholders	$(45,155)	$53,359	$(100,217)
Denominator:
Denominator for basic income (loss) per share	137,730	124,158	123,818
Denominator for diluted income (loss) per share	137,730	124,892	123,818
Basic and diluted income (loss) per share data:
Income (loss) from continuing operations	$(0.33)	$0.43	$(0.95)
Discontinued operations	$—	$—	$0.14
Net income (loss)	$(0.33)	$0.43	$(0.81)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Income (Loss) Per Share/Unit — (continued)

FelCor LP Income (Loss) Per Unit

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss) attributable to FelCor LP	$(9,059)	$92,236	$(62,001)
Discontinued operations attributable to FelCor LP	(677)	360	(17,047)
Income (loss) from continuing operations attributable to FelCor LP	(9,736)	92,596	(79,048)
Less: Preferred distributions	(30,138)	(38,712)	(38,713)
Less: Redemption of preferred units	(6,096)	—	—
Less: Distributions declared on FelCor unvested restricted stock	(56)	(8)	—
Less: Undistributed earnings allocated to FelCor unvested restricted stock	—	(20)	—
Numerator for continuing operations attributable to FelCor LP common unitholders	(46,026)	53,856	(117,761)
Discontinued operations attributable to FelCor LP	677	(360)	17,047
Numerator for basic and diluted income (loss) attributable to FelCor LP common unitholders	$(45,349)	$53,496	$(100,714)
Denominator:
Denominator for basic income (loss) per unit	138,341	124,772	124,437
Denominator for diluted income (loss) per unit	138,341	125,511	124,437
Basic and diluted income (loss) per unit data:
Income (loss) from continuing operations	$(0.33)	$0.43	$(0.95)
Discontinued operations	$—	$—	$0.14
Net income (loss)	$(0.33)	$0.43	$(0.81)

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Income (Loss) Per Share/Unit — (continued)

Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted income (loss) per share/unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	Year Ended December 31,
	2015	2014	2013
Series A convertible preferred shares/units	9,984	9,984	9,985
FelCor restricted stock units	488	—	547

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

19.    Commitments and Contingencies

Our property insurance has a $100,000 “all-risk” deductible and, a 5% deductible (insured value) for named windstorm coverage and for California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 32 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

Our hotels are operated under various management agreements that call for minimum base management fees, which generally range from 1 to 3% of total revenue, with the exception of our IHG-managed hotels, whose base management fees are 2% of total revenue plus 5% of room revenue. Most of our management agreements also allow for incentive management fees that are subordinated to our return on investment and are generally capped at 2 to 3% of total revenue.  In addition, the management agreements generally require us to invest approximately 3 to 5% of revenues for capital expenditures.  The management agreements generally have terms from 5 to 20 years and generally have renewal options.

The management agreements governing the operations of 22 of our Consolidated Hotels contain the right and license to operate the hotel under the specified brands. The remaining 18 Consolidated Hotels operate under franchise or license agreements that are separate from our management agreements. Typically, our franchise or license agreements provide for a license fee or royalty of 4 to 5.5% of room revenues. In the event

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Commitments and Contingencies - (continued)

we breach one of these agreements, in addition to losing the right to use the brand name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.

At December 31, 2015, we have $15.3 million in purchase obligations related to planned renovations at our hotels, most of which we expect to spend in 2016.

One of our consolidated subsidiaries was engaged in a commercial contract dispute with a third party that related to circumstances that arose prior to December 31, 2014. Under generally accepted accounting principles, we recorded $5.9 million in other expenses in 2014 to establish a provision for our estimate of our maximum exposure for this contingency. We paid the disputed amount in January 2015 but continued asserting our contractual rights. In June 2015, we settled the commercial contract dispute and recovered $3.7 million (net of legal costs) of the expense recorded in 2014, which we have recorded in other revenue for the year ended December 31, 2015.

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

20.    Supplemental Cash Flow Disclosure
In 2014 and 2013, we allocated $55,700 and $23,000, respectively, of noncontrolling interests to additional paid-in capital with regard to the exchange of 6,080 and 3,839 units, respectively, for common stock.
Depreciation and amortization expense is comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Depreciation and amortization from continuing operations	$114,452	$115,819	$119,624
Depreciation and amortization from discontinued operations	—	—	4,923
Total depreciation and amortization expense	$114,452	$115,819	$124,547
For the year ended December 31, 2015, our repayment of borrowings consisted of debt retirement of $880.5 million, payments on our line of credit of $314.5 million, payments on the cash collateralized tranche of our Knickerbocker loan of $6.3 million and normal recurring principal payments of $2.6 million.
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

For the years ended December 31, 2015, 2014, and 2013, the changes in accrued expenses and other liabilities related to investment in hotels and hotel development were an increase of $2.7 million, a decrease of $11.3 million, and an increase of $11.0 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    FelCor Stock Based Compensation Plans

FelCor sponsors one restricted stock and stock option plan, or the Plan. FelCor is authorized to issue up to 6,100,000 shares of common stock under the Plan pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. Stock grants vest either over three to five years in equal annual installments or over a four year schedule, subject to time-based and performance-based vesting. There were 4,889,106 shares available for grant under the Plan at December 31, 2015.

FelCor Restricted Stock and Restricted Stock Units

A summary of the status of FelCor’s restricted stock and restricted stock unit grants as of December 31, 2015, 2014 and 2013, and the changes during these years is presented below:

	2015		2014		2013
	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant
Shares unvested at beginning of the year	1,509,519	$5.70	1,270,000	$4.12	303,333	$3.71
Granted:
With 5-year pro rata vesting	50,000	$8.02	—	$—	15,000	$6.13
With up to 4-year pro rata vesting	1,066,394	$8.14	1,036,252	$6.70	1,250,000	$4.09
Forfeited	(2,250)	$9.62	(2,250)	$9.62	—	$—
Vested	(793,540)	$6.61	(794,483)	$4.46	(298,333)	$3.72
Shares unvested at end of the year	1,830,123	$6.79	1,509,519	$5.70	1,270,000	$4.12

Our executive officers were granted restricted stock units providing them with the potential to earn common shares, collectively, vesting in three increments over four years, based on total stockholder return relative to a group of 10 lodging REIT peers. The fixed cost of these grants is amortized over the vesting period. The unearned compensation cost of FelCor’s granted but unvested restricted stock and units was $6.9 million and $5.1 million, as of December 31, 2015 and 2014, respectively. The weighted average period over which the December 31, 2015 cost is to be amortized is approximately one year. Amortization expense for fixed stock compensation related to our restricted stock and units was $5.1 million, $3.7 million, and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The restricted stock unit grant also provides that to the extent any of these executive officers earn more than 250,000 shares upon vesting of this grant, the excess is settled in cash. To the extent there is excess likely to settle in cash, these awards are accounted for as liability awards, the fair value of which is remeasured at the end of each reporting period. In 2015, we paid $1.9 million for the excess cash settlement for vested awards. The liability accrued for these awards expected to be settled in cash was $2.6 million and $3.6 million as of December 31, 2015 and 2014, respectively. Amortization expense for our variable stock compensation was $798,000, $2.7 million, and $963,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Fair value estimates are based on a Monte Carlo simulation.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    FelCor Stock Based Compensation Plans — (continued)

The assumptions used in this simulation include the following:

	2015	2014	2013
Annual volatility(a)	48.11%	53.78%	61.12%
Dividend rate(b)	$0.04	$0.02	$—
Risk-free rate	1.32%	1.13%	0.50%
(a) Based on share price history.
(b) Based on dividend rate at time of award.

22.    Employee Benefits

FelCor offers a 401(k) retirement savings plan and health insurance benefits to its employees. FelCor’s matching contribution to our 401(k) plan totaled $1.0 million during 2015, $948,000 during 2014 and $943,000 for 2013. Health insurance benefits cost $1.3 million for the year ended December 31, 2015, $1.2 million for 2014, and $1.1 million for 2013.

During the year ended December 31, 2015, we recorded severance charges of $3.7 million, included in other expenses, related to certain FelCor officers.

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

The following table sets forth revenues from continuing operations and investment in hotel assets represented by the following geographical areas (in thousands):

	Revenue For the Year Ended December 31,			Investment in Hotel Assets as of December 31,
	2015	2014	2013	2015	2014	2013
California	$299,422	$277,458	$257,418	$410,009	$450,068	$468,033
Florida	138,055	135,972	124,142	215,657	234,421	244,104
Massachusetts	93,685	85,665	76,505	162,875	172,062	183,446
South Carolina	63,258	58,398	50,839	112,038	115,726	119,334
Other states	291,834	355,708	369,846	828,952	627,514	623,942
Canada	—	8,386	14,686	—	—	14,408
Total	$886,254	$921,587	$893,436	$1,729,531	$1,599,791	$1,653,267

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Quarterly Operating Results (unaudited)

Our unaudited consolidated quarterly operating data for the years ended December 31, 2015 and 2014 follows (in thousands, except per share/unit data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in stockholders’ equity (or partners’ capital) and cash flows for a period of several years.
FelCor

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$213,695	$241,103	$225,152	$206,304
Loss from continuing operations	$(4,895)	$(2,614)	$(11,785)	$(4,266)
Discontinued operations	$4	$(83)	$498	$250
Net income (loss) attributable to FelCor	$6,783	$(3,284)	$(8,208)	$(4,156)
Net loss attributable to FelCor common stockholders	$(2,895)	$(17,283)	$(14,487)	$(10,434)
Comprehensive income (loss) attributable to FelCor	$6,783	$(3,284)	$(8,208)	$(4,156)
Basic and diluted per common share data:
Net loss from continuing operations	$(0.02)	$(0.12)	$(0.10)	$(0.07)
Discontinued operations	$—	$—	$—	$—
Net loss	$(0.02)	$(0.12)	$(0.10)	$(0.07)
Basic weighted average common shares outstanding	124,519	140,322	142,982	142,823
Diluted weighted average common shares outstanding	124,519	140,322	142,982	142,823

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$221,349	$259,515	$234,056	$206,667
Income (loss) from continuing operations	$(20,428)	$9,324	$44,022	$(5,168)
Discontinued operations	$135	$5	$(8)	$(492)
Net income (loss) attributable to FelCor	$(14,818)	$24,281	$72,391	$10,245
Net income (loss) attributable to FelCor common stockholders	$(24,496)	$14,603	$62,713	$567
Comprehensive income (loss) attributable to FelCor	$(15,254)	$24,853	$47,499	$10,064
Basic and diluted per common share data:
Net income (loss) from continuing operations	$(0.20)	$0.12	$0.50	$0.01
Discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.20)	$0.12	$0.50	$—
Basic weighted average common shares outstanding	124,146	124,169	124,168	124,188
Diluted weighted average common shares outstanding	124,146	125,386	125,526	125,146

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Quarterly Operating Results (unaudited) – (continued)

FelCor LP

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$213,695	$241,103	$225,152	$206,304
Loss from continuing operations	$(4,895)	$(2,614)	$(11,785)	$(4,266)
Discontinued operations	$4	$(83)	$498	$250
Net income (loss) attributable to FelCor LP	$6,769	$(3,359)	$(8,269)	$(4,200)
Net loss attributable to FelCor LP common unitholders	$(2,909)	$(17,358)	$(14,548)	$(10,478)
Comprehensive income (loss) attributable to FelCor LP	$6,769	$(3,359)	$(8,269)	$(4,200)
Basic and diluted per common unit data:
Net loss from continuing operations	$(0.02)	$(0.12)	$(0.10)	$(0.07)
Discontinued operations	$—	$—	$—	$—
Net loss	$(0.02)	$(0.12)	$(0.10)	$(0.07)
Basic weighted average common units outstanding	125,130	140,933	143,594	143,434
Diluted weighted average common units outstanding	125,130	140,933	143,594	143,434

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$221,349	$259,515	$234,056	$206,667
Income (loss) from continuing operations	$(20,428)	$9,324	$44,022	$(5,168)
Discontinued operations	$135	$5	$(8)	$(492)
Net income (loss) attributable to FelCor LP	$(14,939)	$24,352	$72,576	$10,247
Net income (loss) attributable to FelCor LP common unitholders	$(24,617)	$14,674	$62,898	$569
Comprehensive income (loss) attributable to FelCor LP	$(15,378)	$24,927	$47,578	$10,066
Basic and diluted per common unit data:
Net income (loss) from continuing operations	$(0.20)	$0.12	$0.50	$0.01
Discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.20)	$0.12	$0.50	$—
Basic weighted average common units outstanding	124,764	124,783	124,781	124,799
Diluted weighted average common units outstanding	124,764	126,000	126,164	125,764

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
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will adopt ASU 2015-02 on January 1, 2016, and it is not expected to have a material impact on the Company's consolidated financial statements and disclosures.
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
In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact our consolidated financial statements as we have certain operating lease arrangements. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact of this new guidance.

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

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATING BALANCE SHEET
December 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$625,835	$1,103,696	$—	$1,729,531
Equity investment in consolidated entities	1,260,779	—	—	(1,260,779)	—
Investment in unconsolidated entities	4,440	3,871	1,264	—	9,575
Cash and cash equivalents	21,219	34,294	4,273	—	59,786
Restricted cash	—	15,442	2,260	—	17,702
Accounts receivable, net	644	25,575	1,917	—	28,136
Deferred expenses, net	15,774	—	8,681	—	24,455
Other assets	3,587	8,786	2,419	—	14,792
Total assets	$1,306,443	$713,803	$1,124,510	$(1,260,779)	$1,883,977

Debt	$1,000,000	$—	$467,390	$(39,436)	$1,427,954
Distributions payable	15,016	—	124	—	15,140
Accrued expenses and other liabilities	26,810	83,787	14,677	—	125,274

Total liabilities	1,041,826	83,787	482,191	(39,436)	1,568,368

Redeemable units, at redemption value	4,464	—	—	—	4,464

Preferred units	309,337	—	—	—	309,337
Common units	(49,184)	630,833	590,510	(1,221,343)	(49,184)
Total FelCor LP partners’ capital	260,153	630,833	590,510	(1,221,343)	260,153
Noncontrolling interests	—	(817)	8,623	—	7,806
Preferred capital in consolidated joint venture	—	—	43,186	—	43,186
Total partners’ capital	260,153	630,016	642,319	(1,221,343)	311,145
Total liabilities and partners’ capital	$1,306,443	$713,803	$1,124,510	$(1,260,779)	$1,883,977

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	FelCor LP's Consolidating Financial Information — (continued)

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

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$878,371	$—	$—	$878,371
Percentage lease revenue	—	—	126,867	(126,867)	—
Other revenue	143	7,288	452	—	7,883
Total revenue	143	885,659	127,319	(126,867)	886,254

Expenses:
Hotel operating expenses	—	572,259	—	—	572,259
Taxes, insurance and lease expense	490	163,550	22,034	(126,867)	59,207
Corporate expenses	—	15,023	12,260	—	27,283
Depreciation and amortization	188	49,589	64,675	—	114,452
Impairment loss	—	20,861	—	—	20,861
Other expenses	3,995	7,451	1,033	—	12,479
Total operating expenses	4,673	828,733	100,002	(126,867)	806,541
Operating income	(4,530)	56,926	27,317	—	79,713
Interest expense, net	(57,062)	13	(22,069)	—	(79,118)
Debt extinguishment	(28,459)	—	(2,450)	—	(30,909)
Other gains, net	—	—	166	—	166
Loss before equity in income from unconsolidated entities	(90,051)	56,939	2,964	—	(30,148)
Equity in income from consolidated entities	73,274	—	—	(73,274)	—
Equity in income from unconsolidated entities	8,368	(489)	(46)	—	7,833
Loss from continuing operations before income tax expense	(8,409)	56,450	2,918	(73,274)	(22,315)
Income tax expense	(252)	(993)	—	—	(1,245)
Loss from continuing operations	(8,661)	55,457	2,918	(73,274)	(23,560)
Income from discontinued operations	—	2	667	—	669
Loss before gain on sale of hotels	(8,661)	55,459	3,585	(73,274)	(22,891)
Gain on sale of hotels, net	(398)	(82)	19,906	—	19,426
Net loss	(9,059)	55,377	23,491	(73,274)	(3,465)
Income attributable to noncontrolling interests	—	769	(4,926)	—	(4,157)
Preferred distributions - consolidated joint venture	—	—	(1,437)	—	(1,437)
Net loss attributable to FelCor LP	(9,059)	56,146	17,128	(73,274)	(9,059)
Preferred distributions	(30,138)	—	—	—	(30,138)
Redemption of preferred units	(6,096)	—	—	—	(6,096)
Net loss attributable to FelCor LP common unitholders	$(45,293)	$56,146	$17,128	$(73,274)	$(45,293)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$917,981	$—	$—	$917,981
Percentage lease revenue	4,181	—	91,176	(95,357)	—
Other revenue	6	3,143	457	—	3,606
Total revenue	4,187	921,124	91,633	(95,357)	921,587

Expenses:
Hotel operating expenses	—	606,113	—	—	606,113
Taxes, insurance and lease expense	1,267	158,550	19,806	(95,357)	84,266
Corporate expenses	427	16,886	12,272	—	29,585
Depreciation and amortization	2,717	56,668	56,434	—	115,819
Other expenses	178	12,330	5,444	—	17,952
Total operating expenses	4,589	850,547	93,956	(95,357)	853,735
Operating income	(402)	70,577	(2,323)	—	67,852
Interest expense, net	(71,024)	(758)	(18,913)	—	(90,695)
Debt extinguishment	(3,823)	—	(947)	—	(4,770)
Gain on sale of investment in unconsolidated entities, net	30,176	—	—	—	30,176
Gain from remeasurement of unconsolidated entities, net	20,737	—	—	—	20,737
Other gains, net	—	100	—	—	100
Income before equity in income from unconsolidated entities	(24,336)	69,919	(22,183)	—	23,400
Equity in income from consolidated entities	113,267	—	—	(113,267)	—
Equity in income from unconsolidated entities	4,682	374	(46)	—	5,010
Income from continuing operations before income tax expense	93,613	70,293	(22,229)	(113,267)	28,410
Income tax expense	(134)	(526)	—	—	(660)
Income from continuing operations	93,479	69,767	(22,229)	(113,267)	27,750
Loss from discontinued operations	—	27	(387)	—	(360)
Income before gain on sale of hotels	93,479	69,794	(22,616)	(113,267)	27,390
Gain on sale of hotels, net	(1,243)	21,887	46,118	—	66,762
Net income	92,236	91,681	23,502	(113,267)	94,152
Income attributable to noncontrolling interests	—	339	(1,036)	—	(697)
Preferred distributions - consolidated joint venture	—	—	(1,219)	—	(1,219)
Net income attributable to FelCor LP	92,236	92,020	21,247	(113,267)	92,236
Preferred distributions	(38,712)	—	—	—	(38,712)
Net income attributable to FelCor LP common unitholders	$53,524	$92,020	$21,247	$(113,267)	$53,524

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$890,006	$—	$—	$890,006
Percentage lease revenue	5,041	—	90,500	(95,541)	—
Other revenue	9	2,976	445	—	3,430
Total revenue	5,050	892,982	90,945	(95,541)	893,436
Expenses:
Hotel operating expenses	—	600,931	—	—	600,931
Taxes, insurance and lease expense	1,946	171,215	17,922	(95,541)	95,542
Corporate expenses	553	15,749	10,694	—	26,996
Depreciation and amortization	4,438	59,547	55,639	—	119,624
Conversion expenses	23	468	643	—	1,134
Impairment loss	14,294	—	10,147	—	24,441
Other expenses	3,179	3,166	2,404	—	8,749
Total operating expenses	24,433	851,076	97,449	(95,541)	877,417
Operating income	(19,383)	41,906	(6,504)	—	16,019
Interest expense, net	(84,206)	(1,270)	(18,311)	—	(103,787)
Other gains, net	—	—	41	—	41
Loss before equity in income from unconsolidated entities	(103,589)	40,636	(24,774)	—	(87,727)
Equity in income from consolidated entities	40,276	—	—	(40,276)	—
Equity in income from unconsolidated entities	4,183	449	(46)	—	4,586
Loss from continuing operations before income tax expense	(59,130)	41,085	(24,820)	(40,276)	(83,141)
Income tax expense	(132)	(520)	—	—	(652)
Loss from continuing operations	(59,262)	40,565	(24,820)	(40,276)	(83,793)
Income from discontinued operations	(2,739)	(1,495)	22,244	—	18,010
Net loss	(62,001)	39,070	(2,576)	(40,276)	(65,783)
Loss attributable to noncontrolling interests	—	788	2,994	—	3,782
Net loss attributable to FelCor LP	(62,001)	39,858	418	(40,276)	(62,001)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss attributable to FelCor LP common unitholders	$(100,714)	$39,858	$418	$(40,276)	$(100,714)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.    FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(9,059)	$55,377	$23,491	$(73,274)	$(3,465)
Foreign currency translation adjustment	—	—	—	—	—
Comprehensive loss	(9,059)	55,377	23,491	(73,274)	(3,465)
Comprehensive income attributable to noncontrolling interests	—	769	(4,926)	—	(4,157)
Preferred distributions - consolidated joint venture	—	—	(1,437)	—	(1,437)
Comprehensive loss attributable to FelCor LP	$(9,059)	$56,146	$17,128	$(73,274)	$(9,059)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$92,236	$91,681	$23,502	$(113,267)	$94,152
Foreign currency translation adjustment	(490)	(121)	(369)	490	(490)
Reclassification of foreign currency translation to gain	(24,553)	(4,448)	(20,105)	24,553	(24,553)
Comprehensive income	67,193	87,112	3,028	(88,224)	69,109
Comprehensive income attributable to noncontrolling interests	—	339	(1,036)	—	(697)
Preferred distributions - consolidated joint venture	—	—	(1,219)	—	(1,219)
Comprehensive income attributable to FelCor LP	$67,193	$87,451	$773	$(88,224)	$67,193

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	FelCor LP's Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(62,001)	$39,070	$(2,576)	$(40,276)	$(65,783)
Foreign currency translation adjustment	(1,108)	(213)	(895)	1,108	(1,108)
Comprehensive loss	(63,109)	38,857	(3,471)	(39,168)	(66,891)
Comprehensive loss attributable to noncontrolling interests	—	788	2,994	—	3,782
Comprehensive loss attributable to FelCor LP	$(63,109)	$39,645	$(477)	$(39,168)	$(63,109)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.    FelCor LP's Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(56,183)	$123,894	$76,898	$—	$144,609
Investing activities:
Improvements and additions to hotels	242	(42,039)	(6,639)	—	(48,436)
Hotel development	—	—	(33,525)	—	(33,525)
Net proceeds from asset dispositions	(569)	(659)	189,177	—	187,949
Insurance proceeds	274	—	203	—	477
Change in restricted cash	—	(3,243)	6,037	—	2,794
Distributions from unconsolidated entities	6,517	800	—	—	7,317
Contributions to unconsolidated entities	(15)	—	—	—	(15)
Intercompany financing	184,776	—	—	(184,776)	—
Cash flows from investing activities	191,225	(45,141)	155,253	(184,776)	116,561
Financing activities:
Proceeds from borrowings	475,000	—	550,438	—	1,025,438
Repayment of borrowings	(545,453)	—	(658,356)	—	(1,203,809)
Payment of deferred financing costs	(8,505)	—	(6,447)	—	(14,952)
Distributions paid to noncontrolling interests	—	(444)	(17,151)	—	(17,595)
Contributions from noncontrolling interests	—	548	2,261	—	2,809
Net proceeds from issuance of preferred equity-consolidated joint venture	—	—	1,744	—	1,744
Net proceeds from common stock issuance	198,648	—	—	—	198,648
Redemption of preferred stock	(169,986)	—	—	—	(169,986)
Repurchase of common stock	(14,362)	—	—	—	(14,362)
Distributions paid to preferred unitholders	(32,404)	—	—	—	(32,404)
Distributions paid to common unitholders	(22,385)	—	—	—	(22,385)
Intercompany financing	—	(77,333)	(107,443)	184,776	—
Other	(93)	—	(1,431)	—	(1,524)
Cash flows used in financing activities	(119,540)	(77,229)	(236,385)	184,776	(248,378)
Effect of exchange rate changes on cash	—	(153)	—	—	(153)
Change in cash and cash equivalents	15,502	1,371	(4,234)	—	12,639
Cash and cash equivalents at beginning of period	5,717	32,923	8,507	—	47,147
Cash and cash equivalents at end of period	$21,219	$34,294	$4,273	$—	$59,786

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.    FelCor LP's Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(65,903)	$128,716	$42,005	$—	$104,818
Investing activities:
Improvements and additions to hotels	(135)	(47,496)	(36,033)	—	(83,664)
Hotel development	—	—	(86,565)	—	(86,565)
Net proceeds from asset dispositions	6,488	13,984	143,146	—	163,618
Proceeds from unconsolidated joint venture transaction	3,154	—	878	—	4,032
Insurance proceeds	—	521	—	—	521
Distributions from unconsolidated entities	7,472	5,356	—	—	12,828
Contributions to unconsolidated entities	(7)	—	—	—	(7)
Change in restricted cash - investing	—	(3,571)	60,302	—	56,731
Intercompany financing	334,905	—	—	(334,905)	—
Cash flows used in investing activities	351,877	(31,206)	81,728	(334,905)	67,494
Financing activities:
Proceeds from borrowings	—	—	473,062	—	473,062
Repayment of borrowings	(236,745)	—	(386,361)	—	(623,106)
Payment of deferred financing costs	(4)	—	(3,211)	—	(3,215)
Acquisition of noncontrolling interests	—	—	(5,850)	—	(5,850)
Distributions paid to noncontrolling interests	—	(850)	(8,746)	—	(9,596)
Contributions from noncontrolling interests	—	1,265	5,110	—	6,375
Net proceeds from issuance of preferred equity-consolidated joint venture	—	—	41,442	—	41,442
Distributions paid to preferred unitholders	(38,712)	—	—	—	(38,712)
Distributions paid to common unitholders	(9,981)	—	—	—	(9,981)
Intercompany financing	—	(98,200)	(236,705)	334,905	—
Other	(42)	—	(1,102)	—	(1,144)
Cash flows used in financing activities	(285,484)	(97,785)	(122,361)	334,905	(170,725)
Effect of exchange rate changes on cash	—	(85)	—	—	(85)
Change in cash and cash equivalents	490	(360)	1,372	—	1,502
Cash and cash equivalents at beginning of period	5,227	33,283	7,135	—	45,645
Cash and cash equivalents at end of period	$5,717	$32,923	$8,507	$—	$47,147

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	FelCor LP's Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(55,959)	$96,365	$28,055	$—	$68,461
Investing activities:
Improvements and additions to hotels	2,383	(52,258)	(51,482)	—	(101,357)
Hotel development	—	—	(60,553)	—	(60,553)
Net proceeds from asset dispositions	9,650	(1,925)	91,095	—	98,820
Distributions from unconsolidated entities	8,159	1,625	—	—	9,784
Contributions to unconsolidated entities	—	(1,500)	—	—	(1,500)
Intercompany financing	73,730	—	—	(73,730)	—
Other	—	238	700	—	938
Cash flows from investing activities	93,922	(53,820)	(20,240)	(73,730)	(53,868)
Financing activities:
Proceeds from borrowings	—	—	164,000	—	164,000
Repayment of borrowings	—	—	(136,902)	—	(136,902)
Distributions paid to preferred unitholders	(38,713)	—	—	—	(38,713)
Intercompany financing	—	(40,454)	(33,276)	73,730	—
Other	(2,335)	832	(1,510)	—	(3,013)
Cash flows used in financing activities	(41,048)	(39,622)	(7,688)	73,730	(14,628)
Effect of exchange rate changes on cash	—	(65)	—	—	(65)
Change in cash and cash equivalents	(3,085)	2,858	127	—	(100)
Cash and cash equivalents at beginning of period	8,312	30,425	7,008	—	45,745
Cash and cash equivalents at end of period	$5,227	$33,283	$7,135	$—	$45,645

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
as of December 31, 2015
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed(k)
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Birmingham, AL (a)	$23,163	$2,843	$29,286	$—	$4,712	$2,843	$33,998	$36,841	$16,464	1987	1/3/1996	15 - 40 Yrs
Phoenix - Biltmore, AZ (a)	—	4,694	38,998	—	4,630	4,694	43,628	48,322	21,183	1985	1/3/1996	15 - 40 Yrs
Indian Wells – Esmeralda Resort & Spa, CA (d)	—	30,948	73,507	—	7,098	30,948	80,605	111,553	15,923	1989	12/16/2007	15 - 40 Yrs
Los Angeles – International Airport – South, CA (a)	22,496	2,660	17,997	—	6,477	2,660	24,474	27,134	10,990	1985	3/27/1996	15 - 40 Yrs
Milpitas – Silicon Valley, CA (a)	(l)	4,021	23,677	—	4,755	4,021	28,432	32,453	13,617	1987	1/3/1996	15 - 40 Yrs
Napa Valley, CA (a)	27,111	2,218	14,205	—	6,985	2,218	21,190	23,408	9,099	1985	5/8/1996	15 - 40 Yrs
Oxnard - Mandalay Beach – Hotel & Resort, CA (a)	—	2,930	22,125	—	11,373	2,930	33,498	36,428	15,320	1986	5/8/1996	15 - 40 Yrs
San Diego Bayside, CA (j)	—	(k)	68,229	—	13,461	—	81,690	81,690	45,788	1965	7/28/1998	15 - 40 Yrs
San Francisco – Airport/Waterfront, CA (a)	—	(k)	39,929	—	7,824	—	47,753	47,753	21,768	1986	11/6/1995	15 - 40 Yrs
San Francisco – Airport/South San Francisco, CA (a)	(l)	3,418	31,737	—	5,589	3,418	37,326	40,744	17,884	1988	1/3/1996	15 - 40 Yrs
San Francisco - Fisherman’s Wharf, CA (e)	—	(k)	61,883	—	18,377	—	80,260	80,260	39,887	1970	7/28/1998	15 - 40 Yrs
San Francisco –Union Square, CA (f)	46,113	8,466	73,684	(434)	54,233	8,032	127,917	135,949	50,438	1970	7/28/1998	15 - 40 Yrs
Santa Monica Beach – at the Pier, CA (j)	15,561	10,200	16,580	—	1,868	10,200	18,448	28,648	5,189	1967	3/11/2004	15 - 40 Yrs
Deerfield Beach – Resort & Spa, FL (a)	30,717	4,523	29,443	68	7,107	4,591	36,550	41,141	17,619	1987	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – 17th Street, FL (a)	34,721	5,329	47,850	(163)	7,413	5,166	55,263	60,429	26,920	1986	1/3/1996	15 - 40 Yrs
Miami – International Airport, FL (a)	—	4,135	24,950	—	7,175	4,135	32,125	36,260	15,444	1983	1/3/1996	15 - 40 Yrs
Orlando – International Drive South/Convention, FL (a)	(l)	1,632	13,870	—	4,606	1,632	18,476	20,108	9,363	1985	7/28/1994	15 - 40 Yrs
Orlando – Walt Disney World Resort, FL (c)	—	(k)	28,092	—	3,682	—	31,774	31,774	20,628	1987	7/28/1997	15 - 40 Yrs
St. Petersburg – Vinoy Resort & Golf Club, FL (d)	32,775	(k)	100,823	—	9,780	—	110,603	110,603	24,082	1925	12/16/2007	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2015
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed(k)
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Atlanta – Buckhead, GA (a)	(l)	7,303	38,996	(300)	4,523	7,003	43,519	50,522	20,167	1988	10/17/1996	15 - 40 Yrs
New Orleans – French Quarter, LA (j)	—	(k)	50,732	—	11,238	—	61,970	61,970	24,928	1969	7/28/1998	15 - 40 Yrs
Boston – at Beacon Hill, MA (j)	—	(k)	45,192	—	7,081	—	52,273	52,273	31,337	1968	7/28/1998	15 - 40 Yrs
Boston – Copley Plaza, MA (h)	38,342	27,600	62,500	—	14,743	27,600	77,243	104,843	10,634	1912	8/18/2010	15 - 40 Yrs
Boston – Marlborough, MA (a)	(l)	948	8,143	761	16,253	1,709	24,396	26,105	11,017	1988	6/30/1995	15 - 40 Yrs
Minneapolis – Airport, MN (a)	37,242	5,417	36,508	24	3,091	5,441	39,599	45,040	19,466	1986	11/6/1995	15 - 40 Yrs
New York - Morgans (i)	—	16,200	29,872	—	2,019	16,200	31,891	48,091	3,619	1984	5/23/2011	15 - 40 Yrs
New York - Royalton (i)	—	32,500	48,423	—	3,171	32,500	51,594	84,094	5,938	1988	5/23/2011	15 - 40 Yrs
New York - The Knickerbocker(m)	85,000	85,400	213,941	—	—	85,400	213,941	299,341	3,034	2015	12/6/2011	15 - 40 Yrs
Philadelphia – Historic District, PA (j)	—	3,164	27,535	7	7,492	3,171	35,027	38,198	14,819	1972	7/28/1998	15 - 40 Yrs
Philadelphia – Society Hill, PA (b)	(l)	4,542	45,121	—	9,970	4,542	55,091	59,633	24,745	1986	10/1/1997	15 - 40 Yrs
Pittsburgh – at University Center (Oakland), PA (j)	—	(k)	25,031	—	3,014	—	28,045	28,045	12,041	1988	11/1/1998	15 - 40 Yrs
Charleston – Mills House, SC (j)	19,722	3,251	28,295	7	8,566	3,258	36,861	40,119	14,762	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach – Oceanfront Resort, SC (a)	—	2,940	24,988	—	12,639	2,940	37,627	40,567	15,618	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (g)	(l)	9,000	19,844	6	32,104	9,006	51,948	60,954	18,487	1974	7/23/2002	15 - 40 Yrs
Nashville – Opryland – Airport (Briley Parkway), TN (e)	—	(k)	27,734	—	5,707	—	33,441	33,441	19,414	1981	7/28/1998	15 - 40 Yrs
Austin, TX (c)	14,991	2,508	21,908	—	4,980	2,508	26,888	29,396	12,316	1987	3/20/1997	15 - 40 Yrs
Dallas – Love Field, TX (a)	(l)	1,934	16,674	—	5,187	1,934	21,861	23,795	10,629	1986	3/29/1995	15 - 40 Yrs
Houston - Medical Center, TX (j)	—	(k)	22,027	—	6,701	—	28,728	28,728	11,619	1984	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (b)	(l)	3,136	27,283	(2)	7,919	3,134	35,202	38,336	14,233	1967	12/4/1997	15 - 40 Yrs
Total hotels	$427,954	$293,860	$1,577,612	$(26)	$353,543	$293,834	$1,931,155	$2,224,989	$696,429
Other properties (less than 5% of total)	$—	$550	$3,686	$—	$267	$550	$3,953	$4,503	$957
Total	$427,954	$294,410	$1,581,298	$(26)	$353,810	$294,384	$1,935,108	$2,229,492	$697,386

FELCOR LODGING TRUST INCORPORATED AND
FELCOR LODGING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2015
(in thousands)

(a)    Embassy Suites Hotel
(b)    Sheraton
(c)    DoubleTree by Hilton
(d)    Renaissance
(e)    Holiday Inn
(f)    Marriott
(g)    Hilton
(h)    Fairmont
(i)    Morgans Hotel Group
(j)    Wyndham

(k)	This hotel is subject to a ground lease. Depreciation expense is based on the shorter of the lease term or the estimated useful life of the asset.
(l)    This hotel is mortgaged to secure repayment of our 5.625% senior notes due in 2023.
(m)    Development on this hotel was completed in 2015.

	Year Ended December 31,
	2015	2014	2013
Reconciliation of Land and Buildings and Improvements:
Balance at beginning of period	$2,062,289	$2,175,100	$2,305,896
Additions during period:
Completed hotel development	299,341	—	—
Acquisitions from joint venture transaction	—	108,901	—
Improvements	15,324	21,167	21,236
Deductions during period:
Disposition of properties and other	(147,462)	(242,879)	(152,032)
Balance at end of period before impairment charges	2,229,492	2,062,289	2,175,100
Cumulative impairment charges on real estate assets owned at end of period	(76,008)	(65,277)	(107,492)
Balance at end of period	$2,153,484	$1,997,012	$2,067,608
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$661,758	$698,146	$693,114
Additions during period:
Depreciation for the period	57,022	56,564	58,643
Deductions during period:
Disposition of properties and other	(21,394)	(92,952)	(53,611)
Balance at end of period	$697,386	$661,758	$698,146

The aggregate cost of real estate for federal income tax purposes is approximately $1.9 billion at December 31, 2015.

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

FelCor’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on our assessment, FelCor has concluded that, as of December 31, 2015, its internal control over financial reporting is effective, based on those criteria.

The effectiveness of FelCor’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in Item 8 of this report.

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

FelCor’s management assessed the effectiveness of FelCor LP’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on our assessment, FelCor has concluded that, as of December 31, 2015, FelCor LP’s internal control over financial reporting is effective, based on those criteria.

The effectiveness of FelCor LP’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in Item 8 of this report.

PART III

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, or in Item 5 of this report, and is incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

3.1
Articles of Amendment and Restatement dated May 19, 2015, amending and restating the Charter of FelCor Lodging Trust Incorporated (“FelCor”)(filed as Exhibit 3.1 to FelCor’s Form 8-K, dated May 20, 2015, and incorporated herein by reference).

3.1.1	Articles Supplementary filed May 19, 2015 (filed as Exhibit 3.2 to FelCor’s Form 8‑K, dated May 20, 2015, and incorporated herein by reference).

3.1.2	Articles Supplementary filed December 15, 2015 (filed as Exhibit 3.1 to FelCor’s Form 8-K, dated December 15, 2015, and incorporated herein by reference).

3.2	Bylaws of FelCor (filed as Exhibit 3.2 to FelCor’s Form 8-K, dated December 15, 2015, and incorporated herein by reference).

4.1	Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

4.2	Form of Share Certificate for $1.95 Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.4 to FelCor’s Form 8-K, dated May 1, 1996, and incorporated herein by reference).

4.3
Deposit Agreement, dated April 7, 2005, between FelCor and SunTrust Bank, as preferred share depositary (filed as Exhibit 4.11.1 to FelCor’s Form 8-K, dated April 6, 2005, and incorporated herein by reference).

4.3.1
Supplement and Amendment to Deposit Agreement, dated August 30, 2005, between FelCor and SunTrust Bank, as depositary (filed as Exhibit 4.11.2 to FelCor’s Form 8-K, dated April 6, 2005, and incorporated herein by reference).

4.4
Indenture, dated as of December 17, 2012, between FelCor Lodging Limited Partnership (“FelCor LP”), FelCor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, collateral agent, registrar and paying agent (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

4.4.1
First Supplemental Indenture, dated as of January 7, 2013, by and among FelCor, FelCor LP, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated January 7, 2013, and incorporated herein by reference).

4.5
Registration Rights Agreement, dated December 17, 2012, among FelCor LP, FelCor, the subsidiary guarantors named therein, and J.P. Morgan Securities LLC (filed as Exhibit 4.2 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

4.6
Indenture, dated as of May 21, 2015, between FelCor LP, FelCor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, registrar and paying agent (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated May 22, 2015, and incorporated herein by reference).

4.7
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

10.4
Form of 2007 Change in Control and Severance Agreement between FelCor and each of Rick Smith, Michael Hughes, Thomas Hendrick, Troy Pentecost, Jon Yellen and Tom Corcoran (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated October 23, 2007, and incorporated herein by reference).

10.4.1*	Amendment to Change in Control and Severance Agreement dated October 29, 2015 between FelCor and Tom Corcoran.

10.5	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

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

10.16	Summary of Annual Compensation Program for Directors of FelCor (filed as Exhibit 10.16 to FelCor’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.17	Severance Agreement by and between FelCor and Michael A. DeNicola dated August 4, 2015 (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated August 6, 2015, and incorporated herein by reference).

10.18.1
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

10.18.2
Second Amended and Restated Guaranty Agreement to the Second Amended and Restated Revolving Credit Agreement, dated as of June 4, 2015, by FelCor and FelCor LP in favor of JPMorgan Chase Bank, N.A., as administrative agent, on behalf of the lenders (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated June 9, 2015, and incorporated herein by reference).

10.18.3
Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing under the Second Amended and Restated Revolving Credit Agreement for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (filed as Exhibit 10.3 to FelCor’s Form 8-K, dated June 9, 2015, and incorporated herein by reference).

10.18.4
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

10.20
Letter Agreement dated February 18, 2016 between FelCor and Land & Buildings Investment Management LLC (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated February 19, 2016, and incorporated herein by reference).

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

FELCOR LODGING TRUST INCORPORATED

February 26, 2016	By:	/s/ Jonathan H. Yellen
		Name:	Jonathan H. Yellen
		Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Date	Signature
February 26, 2016	/s/ Richard A. Smith
Richard A. Smith President and Director (Chief Executive Officer)
February 26, 2016	/s/ Michael C. Hughes
Michael C. Hughes Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 26, 2016	/s/ Jeffrey D. Symes
Jeffrey D. Symes Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 26, 2016	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 26, 2016	/s/ Glenn A. Carlin
Glenn A. Carlin, Director
February 26, 2016	/s/Robert F. Cotter
Robert F. Cotter, Director
February 26, 2016	/s/Christopher J. Hartung
Christopher J. Hartung, Director

Date	Signature
February 26, 2016	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
February 26, 2016	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 26, 2016	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
February 26, 2016	/s/ Mark D. Rozells
Mark D. Rozells, Director

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

February 26, 2016	By:	/s/ Jonathan H. Yellen
		Name:	Jonathan H. Yellen
		Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of FelCor Lodging Trust Incorporated, the general partner of the registrant, and in the capacities and on the dates indicated.

Date	Signature
/s/ Richard A. Smith
February 26, 2016	Richard A. Smith President and Director (Chief Executive Officer)
February 26, 2016	/s/ Michael C. Hughes
Michael C. Hughes Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 26, 2016	/s/ Jeffrey D. Symes
Jeffrey D. Symes Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 26, 2016	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 26, 2016	/s/ Glenn A. Carlin
Glenn A. Carlin, Director
February 26, 2016	/s/Robert F. Cotter
Robert F. Cotter, Director
February 26, 2016	/s/Christopher J. Hartung
Christopher J. Hartung, Director

Date	Signature

February 26, 2016	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
February 26, 2016	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 26, 2016	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
February 26, 2016	/s/ Mark D. Rozells
Mark D. Rozells, Director