Form 10-Q
period 2016-03-31
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2016-05-02
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Note: As a voluntary filer not subject to the filing requirements of the Securities Exchange Act of 1934, the registrant has filed all reports pursuant to Section 13 or 15(d) for the preceding 12 months as if it were subject to such filing requirements.

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

At April 25, 2016, FelCor Lodging Trust Incorporated had issued and outstanding 139,009,016 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended March 31, 2016, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	March 31, 2016	December 31, 2015
Assets
Investment in hotels, net of accumulated depreciation of $919,071 and $899,575 at March 31, 2016 and December 31, 2015, respectively	$1,711,523	$1,729,531
Investment in unconsolidated entities	9,171	9,575
Cash and cash equivalents	57,958	59,786
Restricted cash	21,097	17,702
Accounts receivable, net of allowance for doubtful accounts of $303 and $204 at March 31, 2016 and December 31, 2015, respectively	34,819	28,136
Deferred expenses, net of accumulated amortization of $1,554 and $1,086 at March 31, 2016 and December 31, 2015, respectively	5,932	6,390
Other assets	17,676	14,792
Total assets	$1,858,176	$1,865,912

Liabilities and Equity
Debt, net of unamortized debt issuance costs of $17,666 and $18,065 at March 31, 2016 and December 31, 2015, respectively	$1,440,792	$1,409,889
Distributions payable	15,062	15,140
Accrued expenses and other liabilities	123,766	125,274
Total liabilities	1,579,620	1,550,303
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 611 units issued and outstanding at March 31, 2016 and December 31, 2015	4,965	4,464
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,879 shares, liquidation value of $321,987, issued and outstanding at March 31, 2016 and December 31, 2015	309,337	309,337
Common stock, $0.01 par value, 200,000 shares authorized; 139,307 and 141,808 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,393	1,418
Additional paid-in capital	2,569,389	2,567,515
Accumulated deficit	(2,657,715)	(2,618,117)
Total FelCor stockholders’ equity	222,404	260,153
Noncontrolling interests in other partnerships	7,403	7,806
Preferred equity in consolidated joint venture, liquidation value of $44,582 and $43,954 at March 31, 2016 and December 31, 2015, respectively	43,784	43,186
Total equity	273,591	311,145
Total liabilities and equity	$1,858,176	$1,865,912

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016 and 2015
(unaudited, in thousands, except for per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Hotel operating revenue	$209,457	$213,285
Other revenue	687	410
Total revenues	210,144	213,695
Expenses:
Hotel departmental expenses	77,438	77,656
Other property-related costs	55,566	56,895
Management and franchise fees	9,225	9,085
Taxes, insurance and lease expense	13,582	14,807
Corporate expenses	8,400	8,573
Depreciation and amortization	29,183	27,772
Other expenses	828	4,228
Total operating expenses	194,222	199,016
Operating income	15,922	14,679
Interest expense, net	(19,720)	(19,481)
Debt extinguishment	—	(73)
Loss before equity in income (loss) from unconsolidated entities	(3,798)	(4,875)
Equity in income (loss) from unconsolidated entities	(154)	149
Loss from continuing operations before income tax expense	(3,952)	(4,726)
Income tax expense	(415)	(169)
Loss from continuing operations	(4,367)	(4,895)
Income from discontinued operations	—	4
Loss before gain (loss) on sale of hotels	(4,367)	(4,891)
Gain (loss) on sale of hotels, net	(714)	16,887
Net income (loss) and comprehensive income (loss)	(5,081)	11,996
Net loss (income) attributable to noncontrolling interests in other partnerships	471	(4,879)
Net loss attributable to redeemable noncontrolling interests in FelCor LP	48	14
Preferred distributions - consolidated joint venture	(360)	(348)
Net income (loss) and comprehensive income (loss) attributable to FelCor	(4,922)	6,783
Preferred dividends	(6,279)	(9,678)
Net loss attributable to FelCor common stockholders	$(11,201)	$(2,895)
Basic and diluted per common share data:
Loss from continuing operations	$(0.08)	$(0.02)
Net loss	$(0.08)	$(0.02)
Basic and diluted weighted average common shares outstanding	139,678	124,519

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2016 and 2015
(unaudited, in thousands, except for per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Total Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2014	12,947	$478,749	124,605	$1,246	$2,353,666	$(2,530,671)	$18,435	$41,442	$362,867
Issuance of stock awards	—	—	267	3	(3)	—	—	—	—
Stock awards - amortization	—	—	—	—	1,584	—	—	—	1,584
Stock compensation shares withheld	—	—	—	—	—	(8)	—	—	(8)
Allocation to redeemable noncontrolling interests	—	—	—	—	(447)	—	—	—	(447)
Contribution from noncontrolling interests	—	—	—	—	—	—	790	—	790
Distribution to noncontrolling interests	—	—	—	—	—	—	(15,826)	—	(15,826)
Dividends declared:
$0.04 per common share	—	—	—	—	—	(5,069)	—	—	(5,069)
$0.4875 per Series A preferred share	—	—	—	—	—	(6,279)	—	—	(6,279)
$0.50 per Series C depositary preferred share	—	—	—	—	—	(3,399)	—	—	(3,399)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(348)	(348)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	1,248	1,248
Net income and comprehensive income (attributable to FelCor and noncontrolling interests in other partnerships)	—	—	—	—	—	6,783	4,879	348	12,010
Balance at March 31, 2015	12,947	$478,749	124,872	$1,249	$2,354,800	$(2,538,643)	$8,278	$42,690	$347,123
Balance at December 31, 2015	12,879	$309,337	141,808	$1,418	$2,567,515	$(2,618,117)	$7,806	$43,186	$311,145
Repurchase of common stock	—	—	(2,948)	(29)	—	(19,189)	—	—	(19,218)
Issuance of stock awards	—	—	545	5	39	—	—	—	44
Cumulative effect of change in accounting for stock compensation forfeitures	—	—	—	—	185	(185)	—	—	—
Stock awards - amortization	—	—	—	—	2,235	—	—	—	2,235
Stock compensation shares withheld	—	—	(98)	(1)	—	(591)	—	—	(592)
Allocation to redeemable noncontrolling interests	—	—	—	—	(585)	—	—	—	(585)
Contribution from noncontrolling interests	—	—	—	—	—	—	68	—	68
Dividends declared:
$0.06 per common share	—	—	—	—	—	(8,432)	—	—	(8,432)
$0.4875 per Series A preferred share	—	—	—	—	—	(6,279)	—	—	(6,279)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(360)	(360)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	598	598
Net income (loss) and comprehensive income (loss) (attributable to FelCor and noncontrolling interests in other partnerships)	—	—	—	—	—	(4,922)	(471)	360	(5,033)
Balance at March 31, 2016	12,879	$309,337	139,307	$1,393	$2,569,389	$(2,657,715)	$7,403	$43,784	$273,591

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(5,081)	$11,996
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,183	27,772
Loss (gain) on sale of hotels and other assets, net	714	(16,887)
Amortization of deferred financing fees	867	1,477
Amortization of fixed stock and directors’ compensation	1,935	1,862
Equity in loss (income) from unconsolidated entities	154	(149)
Distributions of income from unconsolidated entities	114	580
Debt extinguishment	—	73
Changes in assets and liabilities:
Accounts receivable	(6,777)	(6,208)
Other assets	(3,111)	(225)
Accrued expenses and other liabilities	1,655	(3,438)
Net cash flow provided by operating activities	19,653	16,853
Cash flows from investing activities:
Improvements and additions to hotels	(14,008)	(13,483)
Hotel development	—	(10,108)
Net proceeds from asset sales	(466)	91,328
Change in restricted cash – investing	(3,395)	(1,676)
Insurance proceeds	94	274
Distributions from unconsolidated entities in excess of earnings	136	31
Net cash flow provided by (used in) investing activities	(17,639)	66,366
Cash flows from financing activities:
Proceeds from borrowings	31,000	36,000
Repayment of borrowings	(496)	(78,428)
Payment of deferred financing fees	(10)	(81)
Distributions paid to noncontrolling interests	—	(15,826)
Contributions from noncontrolling interests	68	790
Distributions paid to FelCor LP limited partners	(36)	(23)
Distributions paid to preferred stockholders	(6,279)	(9,678)
Repurchase of common stock	(19,218)	—
Stock compensation withholding	(592)	(8)
Preferred distributions - consolidated joint venture	(360)	(345)
Distributions paid to common stockholders	(8,508)	(5,034)
Net proceeds from issuance of preferred equity - consolidated joint venture	598	1,248
Net cash flow used in financing activities	(3,833)	(71,385)
Effect of exchange rate changes on cash	(9)	(51)
Net change in cash and cash equivalents	(1,828)	11,783
Cash and cash equivalents at beginning of periods	59,786	47,147
Cash and cash equivalents at end of periods	$57,958	$58,930
Supplemental cash flow information – interest paid, net of capitalized interest	$18,809	$16,244
Supplemental cash flow information – income taxes paid	$299	$169

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2016	2015
Assets
Investment in hotels, net of accumulated depreciation of $919,071 and $899,575 at March 31, 2016 and December 31, 2015, respectively	$1,711,523	$1,729,531
Investment in unconsolidated entities	9,171	9,575
Cash and cash equivalents	57,958	59,786
Restricted cash	21,097	17,702
Accounts receivable, net of allowance for doubtful accounts of $303 and $204 at March 31, 2016 and December 31, 2015, respectively	34,819	28,136
Deferred expenses, net of accumulated amortization of $1,554 and $1,086 at March 31, 2016 and December 31, 2015, respectively	5,932	6,390
Other assets	17,676	14,792
Total assets	$1,858,176	$1,865,912

Liabilities and Partners’ Capital
Debt, net of unamortized debt issuance costs of $17,666 and $18,065 at March 31, 2016 and December 31, 2015, respectively	$1,440,792	$1,409,889
Distributions payable	15,062	15,140
Accrued expenses and other liabilities	123,766	125,274
Total liabilities	1,579,620	1,550,303
Commitments and contingencies
Redeemable units, 611 units issued and outstanding at March 31, 2016 and December 31, 2015	4,965	4,464
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879 units issued and outstanding at March 31, 2016 and December 31, 2015	309,337	309,337
Common units, 139,307 and 141,808 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively	(86,933)	(49,184)
Total FelCor LP partners’ capital	222,404	260,153
Noncontrolling interests	7,403	7,806
Preferred capital in consolidated joint venture	43,784	43,186
Total partners’ capital	273,591	311,145
Total liabilities and partners’ capital	$1,858,176	$1,865,912

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016 and 2015
(unaudited, in thousands, except for per unit data)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Hotel operating revenue	$209,457	$213,285
Other revenue	687	410
Total revenues	210,144	213,695
Expenses:
Hotel departmental expenses	77,438	77,656
Other property-related costs	55,566	56,895
Management and franchise fees	9,225	9,085
Taxes, insurance and lease expense	13,582	14,807
Corporate expenses	8,400	8,573
Depreciation and amortization	29,183	27,772
Other expenses	828	4,228
Total operating expenses	194,222	199,016
Operating income	15,922	14,679
Interest expense, net	(19,720)	(19,481)
Debt extinguishment	—	(73)
Loss before equity in income (loss) from unconsolidated entities	(3,798)	(4,875)
Equity in income (loss) from unconsolidated entities	(154)	149
Loss from continuing operations before income tax expense	(3,952)	(4,726)
Income tax expense	(415)	(169)
Loss from continuing operations	(4,367)	(4,895)
Income from discontinued operations	—	4
Loss before gain (loss) on sale of hotels	(4,367)	(4,891)
Gain (loss) on sale of hotels, net	(714)	16,887
Net income (loss) and comprehensive income (loss)	(5,081)	11,996
Net loss (income) attributable to noncontrolling interests	471	(4,879)
Preferred distributions - consolidated joint venture	(360)	(348)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP	(4,970)	6,769
Preferred distributions	(6,279)	(9,678)
Net loss attributable to FelCor LP common unitholders	$(11,249)	$(2,909)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.08)	$(0.02)
Net loss	$(0.08)	$(0.02)
Basic and diluted weighted average common units outstanding	140,289	125,130

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2016 and 2015
(unaudited, in thousands)

	Preferred Units	Common Units	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Total Partners’ Capital
Balance at December 31, 2014	$478,749	$(175,759)	$18,435	$41,442	$362,867
FelCor restricted stock compensation	—	1,576	—	—	1,576
Contributions	—	—	790	—	790
Distributions	—	(14,770)	(15,826)	(348)	(30,944)
Allocation to redeemable units	—	(410)	—	—	(410)
Issuance of preferred capital - consolidated joint venture	—	—	—	1,248	1,248
Net income and comprehensive income	—	6,769	4,879	348	11,996
Balance at March 31, 2015	$478,749	$(182,594)	$8,278	$42,690	$347,123

Balance at December 31, 2015	$309,337	$(49,184)	$7,806	$43,186	$311,145
Repurchase of common units	—	(19,218)	—	—	(19,218)
FelCor restricted stock compensation	—	1,687	—	—	1,687
Contributions	—	—	68	—	68
Distributions	—	(14,747)	—	(360)	(15,107)
Allocation to redeemable units	—	(501)	—	—	(501)
Issuance of preferred capital - consolidated joint venture	—	—	—	598	598
Net income (loss) and comprehensive income (loss)	—	(4,970)	(471)	360	(5,081)
Balance at March 31, 2016	$309,337	$(86,933)	$7,403	$43,784	$273,591

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(5,081)	$11,996
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,183	27,772
Loss (gain) on sale of hotels and other assets, net	714	(16,887)
Amortization of deferred financing fees	867	1,477
Amortization of fixed stock and directors’ compensation	1,935	1,862
Equity in loss (income) from unconsolidated entities	154	(149)
Distributions of income from unconsolidated entities	114	580
Debt extinguishment	—	73
Changes in assets and liabilities:
Accounts receivable	(6,777)	(6,208)
Other assets	(3,111)	(225)
Accrued expenses and other liabilities	1,655	(3,438)
Net cash flow provided by operating activities	19,653	16,853
Cash flows from investing activities:
Improvements and additions to hotels	(14,008)	(13,483)
Hotel development	—	(10,108)
Net proceeds from asset sales	(466)	91,328
Change in restricted cash – investing	(3,395)	(1,676)
Insurance proceeds	94	274
Distributions from unconsolidated entities in excess of earnings	136	31
Net cash flow provided by (used in) investing activities	(17,639)	66,366
Cash flows from financing activities:
Proceeds from borrowings	31,000	36,000
Repayment of borrowings	(496)	(78,428)
Payment of deferred financing fees	(10)	(81)
Distributions paid to noncontrolling interests	—	(15,826)
Contributions from noncontrolling interests	68	790
Distributions paid to FelCor LP limited partners	(36)	(23)
Distributions paid to preferred unitholders	(6,279)	(9,678)
Repurchase of common units	(19,218)	—
FelCor stock compensation withholding	(592)	(8)
Preferred distributions - consolidated joint venture	(360)	(345)
Distributions paid to common unitholders	(8,508)	(5,034)
Net proceeds from issuance of preferred capital - consolidated joint venture	598	1,248
Net cash flow used in financing activities	(3,833)	(71,385)
Effect of exchange rate changes on cash	(9)	(51)
Net change in cash and cash equivalents	(1,828)	11,783
Cash and cash equivalents at beginning of periods	59,786	47,147
Cash and cash equivalents at end of periods	$57,958	$58,930
Supplemental cash flow information – interest paid, net of capitalized interest	$18,809	$16,244
Supplemental cash flow information – income taxes paid	$299	$169

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 41 hotels as of March 31, 2016. At March 31, 2016, we had an aggregate of 139,918,201 shares and units outstanding, consisting of 139,306,739 shares of FelCor common stock and 611,462 FelCor LP units not owned by FelCor.
Of our 41 hotels as of March 31, 2016, we owned 100% interests in 38 hotels, a 95% interest in one hotel (The Knickerbocker) and 50% interests in entities owning two hotels. We consolidate our real estate interests in the 39 hotels in which we hold majority interests, and we record the real estate interests of the two hotels in which we hold indirect 50% interests using the equity method. We lease 40 of the 41 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. We operate one 50%-owned hotel without a lease. Because we own controlling interests in our operating lessees, we consolidate our interests in all 40 leased hotels (which we refer to as our Consolidated Hotels) and reflect their operating revenues and expenses in our statements of operations and comprehensive income (loss). We own 50% of the real estate interest in one Consolidated Hotel (we account for our real estate interest of this hotel by the equity method) and majority real estate interests in our remaining 39 Consolidated Hotels (we consolidate our real estate interests in these hotels).
The following table illustrates the distribution of our 40 Consolidated Hotels at March 31, 2016:

Brand	Hotels	Rooms
Embassy Suites by Hilton®	18	4,982
Wyndham® and Wyndham Grand®	8	2,528
Marriott® and Renaissance®	3	1,321
Holiday Inn®	2	968
DoubleTree by Hilton® and Hilton®	3	802
Sheraton®	2	673
Fairmont®	1	383
The Knickerbocker®	1	330
Morgans® and Royalton®	2	285
Total	40	12,272
At March 31, 2016, our Consolidated Hotels were located in 15 states, with concentrations in California (11 hotels), Florida (six hotels) and Massachusetts (three hotels). Approximately 66% of our revenue was generated from hotels in these three states during the first three months of 2016.
At March 31, 2016, of our Consolidated Hotels: (i) subsidiaries of Hilton Worldwide, or Hilton, managed 20 hotels; (ii) subsidiaries of Wyndham Worldwide, or Wyndham, managed eight hotels; (iii) subsidiaries of Marriott International Inc., or Marriott, managed three hotels; (iv) subsidiaries of InterContinental Hotels Group, or IHG, managed two hotels; (v) subsidiaries of Starwood Hotels &

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
Resorts Worldwide Inc., or Starwood, managed two hotels; (vi) a subsidiary of Fairmont Raffles Hotels International, or Fairmont, managed one hotel; (vii) a subsidiary of Highgate Hotels, or Highgate, managed one hotel; (viii) a subsidiary of Morgans Hotel Group Corporation, or Morgans, managed two hotels; and (ix) Aimbridge Hospitality managed one hotel.
On January 1, 2016, we adopted accounting guidance under ASU 2015-2, modifying the analysis performed to determine whether we should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, FelCor LP will be a variable interest entity of FelCor. As FelCor LP is already consolidated in the balance sheets of FelCor, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of FelCor. There were no other legal entities under the scope of the revised guidance that were consolidated as a result of the adoption.
The information in our consolidated financial statements for the three months ended March 31, 2016 and 2015 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2016 and 2015, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair statement of the results for the periods. Income taxes in prior periods have been reclassified from taxes, insurance and lease expense to conform to the current period presentation of a single line for income tax expense on our consolidated statement of operations. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities
At March 31, 2016 and December 31, 2015, we owned 50% interests in joint ventures that owned two hotels. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. We account for our investments in these unconsolidated entities under the equity method. We consolidate all of our majority-owned subsidiaries in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	March 31,	December 31,
	2016	2015
Investment in hotels and other properties, net of accumulated depreciation	$22,773	$23,047
Total assets	$28,484	$29,033
Debt, net of unamortized debt issuance costs	$22,439	$22,563
Total liabilities	$24,606	$24,541
Equity	$3,878	$4,492
Our unconsolidated entities’ debt at March 31, 2016 and December 31, 2015 consisted entirely of non-recourse mortgage debt.
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2016	2015
Total revenues	$5,503	$6,569
Net income (loss)	$(114)	$551
Net income (loss) attributable to FelCor	$(57)	$276
Depreciation of cost in excess of book value	(97)	(127)
Equity in income (loss) from unconsolidated entities	$(154)	$149
The following table summarizes the components of our investments in unconsolidated entities (in thousands):

	March 31,	December 31,
	2016	2015
Equity basis of hotel joint venture investments	$(3,995)	$(4,216)
Cost of hotel investments in excess of joint venture book value	7,232	7,329
Equity basis of land and condominium joint venture investments	5,934	6,462
Investment in unconsolidated entities	$9,171	$9,575
The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Hotel investments	$375	$748
Other investments	(529)	(599)
Equity in income (loss) from unconsolidated entities	$(154)	$149

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt
Consolidated debt consisted of the following (dollars in thousands):

	Encumbered	Interest	Maturity	March 31,	December 31,
	Hotels	Rate (%)	Date	2016	2015
Senior unsecured notes	—	6.00	June 2025	$475,000	$475,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Mortgage debt(a)	4	4.95	October 2022	121,874	122,237
Mortgage debt	1	4.94	October 2022	30,584	30,717
Line of credit(b)	7	LIBOR + 2.75	June 2019	221,000	190,000
The Knickerbocker loan(c)	1	LIBOR + 3.00	November 2017	85,000	85,000
Total	22			$1,458,458	$1,427,954
Unamortized debt issuance costs				(17,666)	(18,065)
Debt, net of unamortized debt issuance costs				$1,440,792	$1,409,889

(a)	This debt is comprised of separate non-cross-collateralized loans, each secured by a mortgage encumbering different hotels.

(b)	Our line of credit can be extended for one year, subject to satisfying certain conditions. We may borrow up to $400 million under our line of credit.

(c)	This loan can be extended for one year, subject to satisfying certain conditions.
In connection with the adoption of ASU 2015-03, deferred financing costs of $17.7 million and $18.1 million as of March 31, 2016 and December 31, 2015, respectively, are now classified within the debt on our consolidated balance sheets. Deferred financing costs of $18.1 million at December 31, 2015 had previously been classified as an asset on our consolidated balance sheets. In accordance with ASU 2015-15, deferred financing costs associated with our line of credit remain as an asset on our consolidated balance sheets.

We reported $19.7 million and $19.5 million of interest expense for the three months ended March 31, 2016 and 2015, respectively, which is net of: (i) interest income of $12,000 and $5,000 and (ii) capitalized interest of $141,800 and $3.5 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Room revenue	$159,076	$162,306
Food and beverage revenue	39,532	39,844
Other operating departments	10,849	11,135
Total hotel operating revenue	$209,457	$213,285
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
Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2016		2015
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$42,699	20.4%	$42,511	19.9%
Food and beverage	30,956	14.8	30,696	14.4
Other operating departments	3,783	1.8	4,449	2.1
Total hotel departmental expenses	$77,438	37.0%	$77,656	36.4%
Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Three Months Ended March 31,
	2016		2015
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$20,458	9.8%	$19,363	9.1%
Marketing	18,873	9.0	19,303	9.1
Repair and maintenance	9,705	4.6	10,350	4.9
Utilities	6,530	3.1	7,879	3.6
Total other property-related costs	$55,566	26.5%	$56,895	26.7%
Wyndham has guaranteed minimum levels of annual net operating income at each of the hotels it manages for us. We recorded $48,000 and $411,000 for the pro rata portions of the projected aggregate full-year guaranties for the three months ended March 31, 2016 and 2015, respectively. We record these amounts as a reduction of Wyndham's contractual management and other fees.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Hotel lease expense(a)	$802	$2,104
Land lease expense(b)	3,262	3,059
Real estate and other taxes	7,575	7,691
Property insurance, general liability insurance and other	1,943	1,953
Total taxes, insurance and lease expense	$13,582	$14,807

(a)
We record hotel lease expense for the consolidated operating lessees of hotels owned by unconsolidated entities and partially offset this expense through noncontrolling interests in other partnerships (generally 49%). We record our 50% share of the corresponding lease income through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $936,000 for the three months ended March 31, 2015.

(b)	We include in land lease expense percentage rent of $1.6 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Hotel Dispositions
During the three months ended March 31, 2015, we sold three hotels and had one hotel held for sale at March 31, 2015. We designate a hotel as held for sale when the sale is probable within the next twelve months. Generally, we consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale and we have received a substantial non-refundable deposit. We included operations for the sold hotels, and the hotel designated as held for sale, in income (loss) from continuing operations as shown in the statements of operations and comprehensive income (loss) for the three months ended March 31, 2015, as disposition of these hotels did not represent a strategic shift in our business. Additionally, included in the gain (loss) on the sale of hotels are selling costs, which are expensed as incurred.

The following table includes condensed financial information primarily related to hotels sold in 2015 included in continuing operations (in thousands):

Three Months Ended
March 31,
2015
Hotel operating revenue	$18,016
Operating expenses	(14,542)
Operating income	3,474
Interest expense, net	(596)
Debt extinguishment	(73)
Equity in income from unconsolidated entities	205
Income from continuing operations	3,010
Gain on sale of hotels, net	16,887
Net income	19,897
Net loss (income) attributable to noncontrolling interests in other partnerships	(5,218)
Net income attributable to redeemable noncontrolling interests in FelCor LP	(70)
Net income attributable to FelCor	$14,609

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Loss Per Share/Unit

The following tables set forth the computation of basic and diluted loss per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income (loss) attributable to FelCor	$(4,922)	$6,783
Discontinued operations attributable to FelCor	—	(4)
Income (loss) from continuing operations attributable to FelCor	(4,922)	6,779
Less: Preferred dividends	(6,279)	(9,678)
Less: Dividends declared on unvested restricted stock	(38)	(13)
Numerator for continuing operations attributable to FelCor common stockholders	(11,239)	(2,912)
Discontinued operations attributable to FelCor	—	4
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(11,239)	$(2,908)
Denominator:
Denominator for basic and diluted loss per share	139,678	124,519
Basic and diluted loss per share data:
Loss from continuing operations	$(0.08)	$(0.02)
Net loss	$(0.08)	$(0.02)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Loss Per Share/Unit — (continued)
FelCor LP Loss Per Unit

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income (loss) attributable to FelCor LP	$(4,970)	$6,769
Discontinued operations attributable to FelCor LP	—	(4)
Income (loss) from continuing operations attributable to FelCor LP	(4,970)	6,765
Less: Preferred distributions	(6,279)	(9,678)
Less: Distributions declared on FelCor unvested restricted stock	(38)	(13)
Numerator for continuing operations attributable to FelCor LP common unitholders	(11,287)	(2,926)
Discontinued operations attributable to FelCor LP	—	4
Numerator for basic and diluted loss attributable to FelCor common unitholders	$(11,287)	$(2,922)
Denominator:
Denominator for basic and diluted loss per unit	140,289	125,130
Basic and diluted loss per unit data:
Loss from continuing operations	$(0.08)	$(0.02)
Net loss	$(0.08)	$(0.02)
We include the net gain (loss) on sale of hotels attributable to FelCor/FelCor LP in income (loss) from continuing operations attributable to FelCor/FelCor LP share/unit calculations.
We do not include the following securities because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Series A convertible preferred shares/units	9,984	9,984
FelCor restricted stock units	619	1,194

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended March 31, 2016 and 2015.

We grant our executive officers restricted stock units each year, which provides them with the potential to earn shares of our common stock in three increments over three to four years. A portion of the actual number of shares that vest is determined based on total stockholder return relative to a group of ten lodging REIT peers and a portion is related to service. We amortize the fixed cost of these grants over the vesting period. We calculate the potential dilutive impact of these awards on our earnings per share using the treasury stock method.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Fair Value of Financial Instruments
Disclosures about fair value of our financial instruments are based on pertinent information available to management as of March 31, 2016 and December 31, 2015. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.
Our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our debt for which trading prices are publicly available is based on observable market data (a Level 2 input) and has an estimated fair value of $1.0 billion at March 31, 2016 and December 31, 2015; and (iii) our debt for which trading prices are not publicly available is based on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) and has an estimated fair value of $466.0 million and $438.8 million at March 31, 2016 and December 31, 2015, respectively. The estimated fair value of all our debt was $1.5 billion at March 31, 2016 and December 31, 2015. The carrying value of our debt was $1.4 billion at March 31, 2016 and December 31, 2015.

9.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units
We record redeemable noncontrolling interests in FelCor LP, in the case of FelCor, and redeemable units, in the case of FelCor LP, in the mezzanine section (between liabilities and equity or partners’ capital) of our consolidated balance sheets because of the redemption feature of these units. Additionally, FelCor’s consolidated statements of operations and comprehensive income (loss) separately present earnings attributable to redeemable noncontrolling interests. We adjust redeemable noncontrolling interests in FelCor LP (or redeemable units) each period to reflect the greater of its carrying value based on the accumulation of historical cost or its redemption value. The historical cost is based on the proportionate relationship between the carrying value of equity associated with FelCor’s common stockholders relative to that of FelCor LP’s unitholders. Redemption value is based on the closing price of FelCor’s common stock at period end. FelCor allocates net income (loss) to FelCor LP’s noncontrolling partners based on their weighted average ownership percentage during the period.
At March 31, 2016, we had 611,462 limited partnership units outstanding carried at $5.0 million. The value of these outstanding units is based on the closing price of FelCor’s common stock at March 31, 2016 ($8.12 per share).

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units — (continued)
Changes in redeemable noncontrolling interests (or redeemable units) for the three months ended March 31, 2016 and 2015 are shown below (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$4,464	$6,616
Redemption value allocation	585	447
Distributions paid to unitholders	(36)	(23)
Net loss	(48)	(14)
Balance at end of period	$4,965	$7,026

10.    Consolidated Joint Venture Preferred Equity/Capital
Our joint venture that redeveloped The Knickerbocker raised $45 million through the sale of redeemable preferred equity under the EB-5 immigrant investor program. The purchasers receive a 3.25% current annual return (which increases to 8% if we do not redeem this equity interest before the fifth anniversary of its issuance), plus a 0.25% non-compounding annual return payable at redemption. To date, the venture has received $44.4 million in gross proceeds ($43.8 million net of issuance costs), including $600,000 and $1.3 million in gross proceeds received in the first three months of 2016 and 2015, respectively. The venture will receive the remaining $600,000 as investors’ visas are approved.

11.    Commercial Dispute

One of our consolidated subsidiaries was engaged in a commercial dispute with a third party. Under generally accepted accounting principles, we recorded $5.9 million in other expenses during the third quarter of 2014 to establish a provision for our estimate of our maximum exposure for this contingency. We paid the disputed amount in January 2015 but continued asserting our contractual rights. In June 2015, we settled the commercial dispute and recovered $3.7 million (net of legal costs).

12.    Contingency

In April 2016, an affiliate of InterContinental Hotels Group PLC, or IHG, which had formerly operated three hotels on our behalf (two of which we sold in 2006 and one of which we converted to Wyndham operation and flag in 2013), notified us that the pension fund in which the employees at those hotels had participated is seeking an $8.3 million contribution from IHG in connection with the termination of its operation of those hotels. Under our hotel management agreements with IHG, we may be obligated to indemnify and hold IHG harmless for some or all of any amount ultimately contributed to the pension fund with respect to these hotels. Nevertheless, we believe that we are not responsible for a significant portion (and perhaps any) of the contribution sought by the pension fund and that any cost we incur with respect to this matter will be immaterial. Consequently, we will vigorously defend against the underlying claims and, where appropriate, IHG’s demand for indemnification. We are in the earliest stage of investigating the matter, which involves significant legal, actuarial and factual analysis with respect to each hotel, and have not determined whether any loss to us is probable or that any such loss is estimable.

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
In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact our consolidated financial statements as we have certain operating lease arrangements. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact of this new guidance.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions. Under the new standard, companies can withhold shares up to the maximum individual statutory tax rate in the applicable jurisdiction as participants vest in stock and maintain equity classification of the entire award. Also under the new standard, forfeitures for stock awards may be recorded when they occur (the prior guidance required estimating forfeitures when recording stock compensation costs). Finally, the standard requires classifying cash paid when remitting cash to the tax authorities for stock compensation withholding as financing activity in the statement of cash flows. We adopted this standard effective January 1, 2016. Upon adoption, we revised our policy to account for stock compensation forfeitures as they occur, which resulted in a $185,000 increase in our accumulated deficit for the cumulative effect of change in accounting principle. Also, we will be reclassifying in our statement of cash flows, from operating activities to financing activities, $2.1 million and $3.1 million for the years ended December 31, 2015 and 2014, respectively, for cash paid to taxing authorities for shares withheld.

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
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$619,653	$1,091,870	$—	$1,711,523
Equity investment in consolidated entities	1,220,693	—	—	(1,220,693)	—
Investment in unconsolidated entities	4,253	3,665	1,253	—	9,171
Cash and cash equivalents	21,811	35,074	1,073	—	57,958
Restricted cash	—	17,069	4,028	—	21,097
Accounts receivable, net	253	33,281	1,285	—	34,819
Deferred expenses, net	—	—	5,932	—	5,932
Other assets	2,524	11,257	3,895	—	17,676

Total assets	$1,249,534	$719,999	$1,109,336	$(1,220,693)	$1,858,176

Debt, net	$984,602	$—	$495,626	$(39,436)	$1,440,792
Distributions payable	14,938	—	124	—	15,062
Accrued expenses and other liabilities	22,625	89,352	11,789	—	123,766

Total liabilities	1,022,165	89,352	507,539	(39,436)	1,579,620

Redeemable units, at redemption value	4,965	—	—	—	4,965

Preferred units	309,337	—	—	—	309,337
Common units	(86,933)	631,765	549,492	(1,181,257)	(86,933)
Total FelCor LP partners’ capital	222,404	631,765	549,492	(1,181,257)	222,404
Noncontrolling interests	—	(1,118)	8,521	—	7,403
Preferred capital in consolidated joint venture	—	—	43,784	—	43,784
Total partners’ capital	222,404	630,647	601,797	(1,181,257)	273,591
Total liabilities and partners’ capital	$1,249,534	$719,999	$1,109,336	$(1,220,693)	$1,858,176

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$625,835	$1,103,696	$—	$1,729,531
Equity investment in consolidated entities	1,260,779	—	—	(1,260,779)	—
Investment in unconsolidated entities	4,440	3,871	1,264	—	9,575
Cash and cash equivalents	21,219	34,294	4,273	—	59,786
Restricted cash	—	15,442	2,260	—	17,702
Accounts receivable, net	644	25,575	1,917	—	28,136
Deferred expenses, net	—	—	6,390	—	6,390
Other assets	3,587	8,786	2,419	—	14,792
Total assets	$1,290,669	$713,803	$1,122,219	$(1,260,779)	$1,865,912

Debt, net	$984,226	$—	$465,099	$(39,436)	$1,409,889
Distributions payable	15,016	—	124	—	15,140
Accrued expenses and other liabilities	26,810	83,787	14,677	—	125,274

Total liabilities	1,026,052	83,787	479,900	(39,436)	1,550,303

Redeemable units, at redemption value	4,464	—	—	—	4,464

Preferred units	309,337	—	—	—	309,337
Common units	(49,184)	630,833	590,510	(1,221,343)	(49,184)
Total FelCor LP partners’ capital	260,153	630,833	590,510	(1,221,343)	260,153
Noncontrolling interests	—	(817)	8,623	—	7,806
Preferred capital in consolidated joint venture	—	—	43,186	—	43,186
Total partners’ capital	260,153	630,016	642,319	(1,221,343)	311,145
Total liabilities and partners’ capital	$1,290,669	$713,803	$1,122,219	$(1,260,779)	$1,865,912

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$209,457	$—	$—	$209,457
Percentage lease revenue	—	—	43,545	(43,545)	—
Other revenue	186	432	69	—	687
Total revenues	186	209,889	43,614	(43,545)	210,144

Expenses:
Hotel operating expenses	—	142,229	—	—	142,229
Taxes, insurance and lease expense	27	51,484	5,616	(43,545)	13,582
Corporate expenses	—	4,336	4,064	—	8,400
Depreciation and amortization	51	11,996	17,136	—	29,183
Other expenses	232	553	43	—	828
Total operating expenses	310	210,598	26,859	(43,545)	194,222
Operating income	(124)	(709)	16,755	—	15,922
Interest expense, net	(14,661)	9	(5,068)	—	(19,720)
Loss before equity in loss from unconsolidated entities	(14,785)	(700)	11,687	—	(3,798)
Equity in income from consolidated entities	9,867	—	—	(9,867)	—
Equity in loss from unconsolidated entities	64	(207)	(11)	—	(154)
Loss from continuing operations before income tax expense	(4,854)	(907)	11,676	(9,867)	(3,952)
Income tax expense	(116)	(299)	—	—	(415)
Loss from continuing operations before gain on sale of hotels	(4,970)	(1,206)	11,676	(9,867)	(4,367)
Loss on sale of hotels, net	—	(457)	(257)	—	(714)
Net loss and comprehensive loss	(4,970)	(1,663)	11,419	(9,867)	(5,081)
Loss attributable to noncontrolling interests	—	369	102	—	471
Preferred distributions - consolidated joint venture	—	—	(360)	—	(360)
Net loss and comprehensive loss attributable to FelCor LP	(4,970)	(1,294)	11,161	(9,867)	(4,970)
Preferred distributions	(6,279)	—	—	—	(6,279)
Net loss attributable to FelCor LP common unitholders	$(11,249)	$(1,294)	$11,161	$(9,867)	$(11,249)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$213,285	$—	$—	$213,285
Percentage lease revenue	—	—	39,187	(39,187)	—
Other revenue	1	348	61	—	410
Total revenues	1	213,633	39,248	(39,187)	213,695

Expenses:
Hotel operating expenses	—	143,636	—	—	143,636
Taxes, insurance and lease expense	(200)	49,071	5,123	(39,187)	14,807
Corporate expenses	138	4,605	3,830	—	8,573
Depreciation and amortization	41	13,165	14,566	—	27,772
Other expenses	—	4,045	183	—	4,228
Total operating expenses	(21)	214,522	23,702	(39,187)	199,016
Operating income	22	(889)	15,546	—	14,679
Interest expense, net	(13,740)	3	(5,744)	—	(19,481)
Debt extinguishment	—	—	(73)	—	(73)
Loss before equity in income from unconsolidated entities	(13,718)	(886)	9,729	—	(4,875)
Equity in income from consolidated entities	20,359	—	—	(20,359)	—
Equity in income from unconsolidated entities	346	(186)	(11)	—	149
Loss from continuing operations before income tax expense	6,987	(1,072)	9,718	(20,359)	(4,726)
Income tax expense	(47)	(122)	—	—	(169)
Loss from continuing operations	6,940	(1,194)	9,718	(20,359)	(4,895)
Income from discontinued operations	—	4	—	—	4
Loss before gain on sale of hotels	6,940	(1,190)	9,718	(20,359)	(4,891)
Gain on sale of hotels, net	(171)	(10)	17,068	—	16,887
Net income and comprehensive income	6,769	(1,200)	26,786	(20,359)	11,996
Income attributable to noncontrolling interests	—	258	(5,137)	—	(4,879)
Preferred distributions - consolidated joint venture	—	—	(348)	—	(348)
Net income and comprehensive income attributable to FelCor LP	6,769	(942)	21,301	(20,359)	6,769
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(2,909)	$(942)	$21,301	$(20,359)	$(2,909)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(16,847)	$7,399	$29,101	$—	$19,653
Investing activities:
Improvements and additions to hotels	3	(6,104)	(7,907)	—	(14,008)
Net proceeds from asset sales	(66)	(278)	(122)	—	(466)
Insurance proceeds	—	—	94	—	94
Change in restricted cash - investing	—	(1,627)	(1,768)	—	(3,395)
Distributions from unconsolidated entities	136	—	—	—	136
Intercompany financing	51,999	—	—	(51,999)	—
Cash flows from investing activities	52,072	(8,009)	(9,703)	(51,999)	(17,639)
Financing activities:
Proceeds from borrowings	—	—	31,000	—	31,000
Repayment of borrowings	—	—	(496)	—	(496)
Payment of deferred financing fees	—	—	(10)	—	(10)
Contributions from noncontrolling interests	—	68	—	—	68
Repurchase of common stock	(19,218)	—	—	—	(19,218)
Distributions paid to preferred unitholders	(6,279)	—	—	—	(6,279)
Distributions paid to common unitholders	(8,508)	—	—	—	(8,508)
Net proceeds from issuance of preferred capital - consolidated joint venture	—	—	598	—	598
Intercompany financing	—	1,331	(53,330)	51,999	—
Other	(628)	—	(360)	—	(988)
Cash flows from financing activities	(34,633)	1,399	(22,598)	51,999	(3,833)
Effect of exchange rate changes on cash	—	(9)	—	—	(9)
Change in cash and cash equivalents	592	780	(3,200)	—	(1,828)
Cash and cash equivalents at beginning of period	21,219	34,294	4,273	—	59,786
Cash and cash equivalents at end of period	$21,811	$35,074	$1,073	$—	$57,958

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(13,290)	$5,777	$24,366	$—	$16,853
Investing activities:
Improvements and additions to hotels	(473)	(7,551)	(5,459)	—	(13,483)
Hotel development	—	—	(10,108)	—	(10,108)
Net proceeds from asset sales	(98)	10	91,416	—	91,328
Insurance proceeds	274	—	—	—	274
Change in restricted cash - investing	—	(479)	(1,197)	—	(1,676)
Distributions from unconsolidated entities	31	—	—	—	31
Intercompany financing	42,392	—	—	(42,392)	—
Cash flows from investing activities	42,126	(8,020)	74,652	(42,392)	66,366
Financing activities:
Proceeds from borrowings	—	—	36,000	—	36,000
Repayment of borrowings	—	—	(78,428)	—	(78,428)
Payment of deferred financing fees	—	—	(81)	—	(81)
Distributions paid to preferred unitholders	(9,678)	—	—	—	(9,678)
Distributions paid to common unitholders	(5,034)	—	—	—	(5,034)
Distributions paid to noncontrolling interests	—	(81)	(15,745)	—	(15,826)
Contributions from noncontrolling interests	—	10	780	—	790
Net proceeds from issuance of preferred capital- consolidated joint venture	—	—	1,248	—	1,248
Intercompany financing	—	7,050	(49,442)	42,392	—
Other	(31)	—	(345)	—	(376)
Cash flows from financing activities	(14,743)	6,979	(106,013)	42,392	(71,385)
Effect of exchange rate changes on cash	—	(51)	—	—	(51)
Change in cash and cash equivalents	14,093	4,685	(6,995)	—	11,783
Cash and cash equivalents at beginning of period	5,717	32,923	8,507	—	47,147
Cash and cash equivalents at end of period	$19,810	$37,608	$1,512	$—	$58,930

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Revenue per available room, or RevPAR, for our 39 same-store hotels (which excludes The Knickerbocker) increased 4.7% in the first quarter of 2016 compared to the same period last year, driven by a 3.4% increase in average daily rate, or ADR, and a 1.2% increase in occupancy.
We continually strive to increase long-term stockholder value. We look for opportunities to redeploy capital to achieve higher returns and strengthen our balance sheet. In accordance with our 2015 strategic plan, our Board approved the sale of five hotels. We are at various stages of negotiations on all five hotels. We are taking advantage of currently favorable market values and expect these hotels to be sold at high multiples to current EBITDA. We expect to use proceeds received from these asset sales to repay debt, repurchase common stock and take advantage of future value-creation opportunities.
In 2015, our Board approved a common stock repurchase program, under which we may spend up to $100 million repurchasing shares of our common stock through October 2017. We may repurchase shares in transactions on the open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans, in accordance with applicable securities laws and other restrictions. During the first three months of 2016, we repurchased 2.9 million shares of common stock for $19.2 million (including commissions) for an average price of $6.49 per share. To date, we have repurchased 5.3 million shares of common stock for $36.5 million (including commissions) for an average price of $6.86 per share. We intend to continue to repurchase shares of our common stock while they trade at a significant discount to net asset value, and, subject to review and approval by our Board, we expect to increase the program in conjunction with the asset sales.

Results of Operations
Comparison of the Three Months ended March 31, 2016 and 2015
For the three months ended March 31, 2016, we recorded a net loss of $5.1 million compared to net income of $12.0 million for the same period last year. Our 2015 net income included a $16.9 million net gain on hotel sales.
For the three months ended March 31, 2016:

•
Hotel operating revenue declined $3.8 million, including a $12.6 million net reduction in revenue for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, hotel operating revenue increased 4.5% from last year. The increase was driven by a 4.7% increase in same-store RevPAR, reflecting a 3.4% increase in ADR and a 1.2% increase in occupancy.

•
Hotel departmental expenses declined $218,000, including a $2.3 million net reduction in expense for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, hotel departmental expenses decreased to 35.9% of hotel operating revenue from 36.5% last year.

•
Other property-related costs declined $1.3 million, including a $3.7 million net reduction in expense for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, other property-related costs increased slightly to 26.1% of hotel operating revenue from 26.0% last year.

•
Management and franchise fees increased $140,000, including an $862,000 net reduction in expense for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, these costs increased to 4.5% of hotel operating revenue from 4.2% last year. As a result of improved operations at our Wyndham hotels, we recorded a smaller reduction in our Wyndham management fees in the current year, accounting for the guaranty provided by Wyndham, as compared to the same period last year.

•
Taxes, insurance and lease expense declined $1.2 million, including a $1.6 million net reduction in expense for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, these expenses decreased slightly to 6.5% of hotel operating revenue from 6.6% last year.

•
Depreciation and amortization expense increased $1.4 million primarily attributable to depreciation of The Knickerbocker after the hotel was placed in service during 2015, partially offset by depreciation of hotels sold in 2015.

•	Other expenses declined $3.4 million from the same period last year. This change is primarily attributable to pre-opening costs incurred in 2015 for The Knickerbocker.

•
Net interest expense increased $239,000. We completed certain renovation and redevelopment projects, including The Knickerbocker, in 2015 resulting in lower capitalized interest in the current year as compared to the same period last year. Excluding the change in capitalized interest, interest expense declined by $3.1 million.

•	Equity in income from unconsolidated entities decreased $303,000, primarily reflecting the 2015 sale of a hotel owned by one of our unconsolidated joint ventures.

Non-GAAP Financial Measures
We refer in this report to certain “non-GAAP financial measures.” These measures, including FFO (Funds from Operations), Adjusted FFO, EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), Adjusted EBITDA, Same-store Adjusted EBITDA, Hotel EBITDA, and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with GAAP. The following tables reconcile these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and the limitations of such measures.

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended March 31,
	2016			2015
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(5,081)			$11,996
Noncontrolling interests	519			(4,865)
Preferred dividends	(6,279)			(9,678)
Preferred distributions - consolidated joint venture	(360)			(348)
Net loss attributable to FelCor common stockholders	(11,201)			(2,895)
Less: Dividends declared on unvested restricted stock	(38)			(13)
Basic and diluted earnings per share data	(11,239)	139,678	$(0.08)	(2,908)	124,519	$(0.02)
Depreciation and amortization	29,183	—	0.22	27,772	—	0.22
Depreciation, unconsolidated entities and other partnerships	467	—	—	712	—	0.01
Loss (gain) on sale of hotels, net of noncontrolling interests in other partnerships	714	—	—	(11,881)	—	(0.10)
Noncontrolling interests in FelCor LP	(48)	611	—	(14)	611	—
Dividends declared on unvested restricted stock	38	—	—	13	—	—
Conversion of unvested restricted stock and units	—	627	—	—	1,213	—
FFO	19,115	140,916	0.14	13,694	126,343	0.11
Debt extinguishment	—	—	—	73	—	—
Variable stock compensation	761	—	—	997	—	—
Abandoned projects	232	—	—	—	—	—
Pre-opening costs, net of noncontrolling interests	54	—	—	3,524	—	0.03
Adjusted FFO	$20,162	140,916	$0.14	$18,288	126,343	$0.14

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$(5,081)	$11,996
Depreciation and amortization	29,183	27,772
Depreciation, unconsolidated entities and other partnerships	467	712
Interest expense	19,732	19,486
Interest expense, unconsolidated entities and other partnerships	99	202
Income taxes	415	—
Noncontrolling interests in preferred distributions, consolidated joint venture	(18)	—
Noncontrolling interests in other partnerships	471	(4,879)
EBITDA	45,268	55,289
Debt extinguishment	—	73
Loss (gain) on sale of hotels, net of noncontrolling interests in other partnerships	714	(11,881)
Amortization of fixed stock and directors’ compensation	1,935	1,862
Abandoned projects	232	—
Variable stock compensation	761	997
Pre-opening costs, net of noncontrolling interests	54	3,524
Adjusted EBITDA	48,964	49,864
Adjusted EBITDA from hotels disposed, held for sale or recently opened	1,341	(3,180)
Same-store Adjusted EBITDA	$50,305	$46,684

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Same-store operating revenue:
Room	$154,430	$145,933
Food and beverage	38,271	38,107
Other operating departments	10,798	10,649
Same-store operating revenue	203,499	194,689
Same-store operating expense:
Room	40,407	37,959
Food and beverage	28,978	28,876
Other operating departments	3,767	4,242
Other property related costs	53,033	50,710
Management and franchise fees	9,095	8,093
Taxes, insurance and lease expense	12,811	12,430
Same-store operating expense	148,091	142,310
Hotel EBITDA	$55,408	$52,379
Hotel EBITDA Margin	27.2%	26.9%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Same-store operating revenue	$203,499	$194,689
Other revenue	687	410
Revenue from hotels disposed, held for sale and recently opened(a)	5,958	18,596
Total revenue	210,144	213,695
Same-store operating expense	148,091	142,310
Consolidated hotel lease expense(b)	802	2,104
Unconsolidated taxes, insurance and lease expense	(452)	(741)
Corporate expenses	8,400	8,573
Depreciation and amortization	29,183	27,772
Expenses from hotels disposed, held for sale and recently opened(a)	7,370	14,770
Other expenses	828	4,228
Total operating expense	194,222	199,016
Operating income	$15,922	$14,679

(a)
Under GAAP, we include the operating performance for disposed, held for sale and recently opened hotels in continuing operations in our statements of operations. However, for purposes of our Non-GAAP reporting metrics, we have excluded the results of these hotels to provide a meaningful same-store comparison.

(b)	Consolidated hotel lease expense represents the lease expense of our 51% owned operating lessees. The offsetting lease revenue is included in equity in income from unconsolidated entities.
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

Hotel EBITDA and Hotel EBITDA Margin
Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and brand/managers have direct control. We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures that we use in our financial and operational decision-making. Additionally, using these measures facilitates comparisons with other hotel REITs and hotel owners. We present Hotel EBITDA and Hotel EBITDA margin in a manner consistent with Adjusted EBITDA, however, we also eliminate all revenues and expenses from continuing operations not directly associated with hotel operations, including other income and corporate-level expenses. We eliminate these additional items because we believe property-level results provide investors with supplemental information regarding the ongoing operational performance of our hotels and the effectiveness of management on a property-level basis. We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by noncontrolling interests and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our Consolidated Hotels. Hotel EBITDA and Hotel EBITDA margins are presented on a same-store basis.
Use and Limitations of Non-GAAP Measures
We use FFO, Adjusted FFO, EBITDA, Adjusted EBITDA, Same-store Adjusted EBITDA, Hotel EBITDA and Hotel EBITDA margin to evaluate the performance of our hotels and to facilitate comparisons between us and other hotel REITs, hotel owners who are not REITs and other capital intensive companies. We use Hotel EBITDA and Hotel EBITDA margin in evaluating hotel-level performance and the operating efficiency of our hotel managers.
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

Pro Rata Share of Rooms Owned

The following table sets forth, at March 31, 2016, our pro rata share of hotel rooms after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at March 31, 2016
Consolidated Hotels(a)	40	12,272
Unconsolidated hotel operations	1	171
Total hotels	41	12,443

50% joint ventures	2	(216)
95% joint venture	1	(17)
Pro rata rooms attributed to joint venture partners		(233)
Pro rata share of rooms owned		12,210

(a) Includes The Knickerbocker, which opened in February 2015.

Hotel Operating Statistics

	Occupancy (%)			ADR ($)			RevPar ($)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Same-store Hotels(1)	2016	2015	%Change	2016	2015	%Change	2016	2015	%Change
Embassy Suites Atlanta-Buckhead	80.9	78.8	2.7	159.13	151.40	5.1	128.79	119.30	8.0
DoubleTree Suites by Hilton Austin	82.8	82.1	0.9	240.06	249.64	(3.8)	198.87	204.95	(3.0)
Embassy Suites Birmingham	80.7	77.1	4.7	133.82	135.66	(1.4)	107.92	104.55	3.2
The Fairmont Copley Plaza, Boston	64.0	61.6	4.0	252.18	250.51	0.7	161.36	154.20	4.6
Wyndham Boston Beacon Hill	63.8	68.2	(6.4)	164.42	165.66	(0.7)	104.87	112.93	(7.1)
Embassy Suites Boston-Marlborough	64.8	72.5	(10.6)	167.60	162.49	3.1	108.56	117.79	(7.8)
Sheraton Burlington Hotel & Conference Center	68.5	65.6	4.5	93.17	101.51	(8.2)	63.86	66.58	(4.1)
The Mills House Wyndham Grand Hotel, Charleston	78.1	78.4	(0.5)	205.75	199.53	3.1	160.63	156.48	2.6
Embassy Suites Dallas-Love Field	85.3	91.8	(7.1)	143.51	133.66	7.4	122.36	122.64	(0.2)
Embassy Suites Deerfield Beach-Resort & Spa	88.2	92.0	(4.1)	269.69	260.39	3.6	237.96	239.58	(0.7)
Embassy Suites Fort Lauderdale 17th Street	93.4	93.4	—	231.31	214.51	7.8	215.99	200.33	7.8
Wyndham Houston-Medical Center Hotel & Suites	86	80.1	7.4	159.64	160.85	(0.8)	137.32	128.81	6.6
Renaissance Esmeralda Indian Wells Resort & Spa	68.6	72.5	(5.3)	230.67	227.86	1.2	158.28	165.18	(4.2)
Embassy Suites Los Angeles-International Airport/South	90	80.7	11.5	162.70	148.02	9.9	146.41	119.50	22.5
Embassy Suites Mandalay Beach-Hotel & Resort	76.7	73.0	5.1	207.31	180.39	14.9	158.98	131.63	20.8
Embassy Suites Miami-International Airport	91.5	94.1	(2.8)	197.22	199.66	(1.2)	180.41	187.82	(3.9)
Embassy Suites Milpitas-Silicon Valley	80.8	78.9	2.4	211.62	194.81	8.6	170.92	153.70	11.2
Embassy Suites Minneapolis-Airport	68.7	72.3	(5.0)	143.73	142.01	1.2	98.80	102.72	(3.8)
Embassy Suites Myrtle Beach-Oceanfront Resort	68.6	62.0	10.7	129.48	124.77	3.8	88.83	77.34	14.9
Hilton Myrtle Beach Resort	48.1	48.6	(1.0)	106.90	102.61	4.2	51.47	49.89	3.2
Embassy Suites Napa Valley	79.9	77.2	3.5	182.08	180.14	1.1	145.56	139.12	4.6
Holiday Inn Nashville Airport	65.5	55.9	17.3	113.27	104.00	8.9	74.23	58.12	27.7
Wyndham New Orleans-French Quarter	73.7	66.2	11.4	155.37	167.67	(7.3)	114.53	110.96	3.2
Morgans New York	72.9	66.0	10.5	212.76	216.61	(1.8)	155.01	142.87	8.5
Royalton New York	76.2	79.2	(3.7)	237.95	245.41	(3.0)	181.40	194.36	(6.7)
Embassy Suites Orlando-International Drive South/Convention Center	88.1	87.5	0.7	176.25	170.05	3.6	155.36	148.81	4.4
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	92.3	92.8	(0.6)	165.40	151.91	8.9	152.60	141.01	8.2
Wyndham Philadelphia Historic District	55.0	45.4	21.2	125.93	126.65	(0.6)	69.26	57.46	20.5
Sheraton Philadelphia Society Hill Hotel	55.0	53.0	3.8	151.24	151.09	0.1	83.24	80.08	3.9
Embassy Suites Phoenix-Biltmore	78.0	84.1	(7.2)	243.29	231.01	5.3	189.88	194.19	(2.2)
Wyndham Pittsburgh University Center	55.4	59.0	(6.0)	132.08	132.17	(0.1)	73.21	77.92	(6.1)
Wyndham San Diego Bayside	77.5	77.6	(0.2)	137.19	136.18	0.7	106.31	105.70	0.6
Embassy Suites San Francisco Airport-South San Francisco	85.4	87.0	(1.8)	197.13	178.29	10.6	168.39	155.08	8.6
Embassy Suites San Francisco Airport-Waterfront	85.3	83.6	2.0	204.40	199.22	2.6	174.25	166.56	4.6
Holiday Inn San Francisco-Fisherman’s Wharf	82.0	79.4	3.3	194.67	178.64	9.0	159.58	141.77	12.6
San Francisco Marriott Union Square	88.6	85.2	4.1	319.58	280.82	13.8	283.21	239.14	18.4
Wyndham Santa Monica At the Pier	87.8	83.9	4.6	258.44	227.12	13.8	226.83	190.49	19.1
Embassy Suites Secaucus-Meadowlands	54.6	66.4	(17.8)	171.47	177.47	(3.4)	93.62	117.86	(20.6)
The Vinoy Renaissance St. Petersburg Resort & Golf Club	88.2	88.8	(0.7)	256.26	251.81	1.8	225.92	223.53	1.1
Same-store Hotels	75.7	74.7	1.2	187.78	181.65	3.4	142.11	135.78	4.7
(1)    Consolidated Hotels excluding The Knickerbocker.

Hotel Portfolio
The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at March 31, 2016.

Consolidated Hotels	Rooms
Embassy Suites Atlanta-Buckhead	316
DoubleTree Suites by Hilton Austin	188
Embassy Suites Birmingham	242
The Fairmont Copley Plaza, Boston	383
Wyndham Boston Beacon Hill	304
Embassy Suites Boston-Marlborough	229
Sheraton Burlington Hotel & Conference Center	309
The Mills House Wyndham Grand Hotel, Charleston	216
Embassy Suites Dallas-Love Field	248
Embassy Suites Deerfield Beach-Resort & Spa	244
Embassy Suites Fort Lauderdale 17th Street	361
Wyndham Houston-Medical Center Hotel & Suites	287
Renaissance Esmeralda Indian Wells Resort & Spa	560
Embassy Suites Los Angeles-International Airport/South	349
Embassy Suites Mandalay Beach-Hotel & Resort	250
Embassy Suites Miami-International Airport	318
Embassy Suites Milpitas-Silicon Valley	266
Embassy Suites Minneapolis-Airport	310
Embassy Suites Myrtle Beach-Oceanfront Resort	255
Hilton Myrtle Beach Resort	385
Embassy Suites Napa Valley	205
Holiday Inn Nashville Airport	383
Wyndham New Orleans-French Quarter	374
The Knickerbocker New York	330
Morgans New York	117
Royalton New York	168
Embassy Suites Orlando-International Drive South/Convention Center	244
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	229
Wyndham Philadelphia Historic District	364
Sheraton Philadelphia Society Hill Hotel	364
Embassy Suites Phoenix-Biltmore	232
Wyndham Pittsburgh University Center	251
Wyndham San Diego Bayside	600
Embassy Suites San Francisco Airport-South San Francisco	312
Embassy Suites San Francisco Airport-Waterfront	340
Holiday Inn San Francisco-Fisherman’s Wharf	585
San Francisco Marriott Union Square	400
Wyndham Santa Monica At the Pier	132
Embassy Suites Secaucus-Meadowlands(a)	261
The Vinoy Renaissance St. Petersburg Resort & Golf Club	361
12,272
Unconsolidated Hotel
Chateau LeMoyne-French Quarter, New Orleans(a)	171

(a)	We own a 50% interest in this property.

Liquidity and Capital Resources
Operating Activities
For the three months ended March 31, 2016, RevPAR at our same-store hotels, increased 4.7%, driven by a 3.4% increase in ADR and a 1.2% increase in occupancy. We expect our RevPAR will increase 3.5% to 5.5% during 2016, primarily from higher ADR, and our operations will generate $130 million to $138 million of cash flow this year.
At March 31, 2016, we had $58.0 million of cash and cash equivalents, including $35.1 million held by third-party management companies. During the first three months of 2016, our operations (primarily hotel operations) provided $19.7 million in cash, $2.8 million more than the same period last year. The higher operating cash flow for the three months ended March 31, 2016 compared to the same period in 2015 is primarily related to the January 2015 payment of approximately $5.9 million in connection with a commercial dispute that was partially recovered in June 2015, partially offset by $2.6 million of additional interest payments classified as operating activity (as opposed to investing activity) in 2016 because of decreases in capitalized interest compared to the prior year.
Investing Activities
During the three months ended March 31, 2016, cash used in investing activities was $17.6 million compared to cash provided by investing activities of $66.4 million last year. During the three months ended March 31, 2015, we sold hotels for $91.3 million in aggregate net proceeds.
During 2016, we plan to invest approximately $60 million in capital improvements and renovations as part of our long-term capital plan. In addition, we expect to invest approximately $15 million in redevelopment projects this year. Through March 31, we have spent $525,000 more this year on renovation and redevelopment projects at our hotels than last year. In 2015, we completed developing The Knickerbocker. Accordingly, we spent $10.1 million on the development of that hotel during the first three months of 2015 as we wound down that project. As a result of the wind-down of The Knickerbocker, and other capital projects, we paid less in interest that was capitalized in the current year period as compared to the same period last year.
Financing Activities
During the three months ended March 31, 2016, cash used in financing activities was $3.8 million, $67.6 million less than cash used in financing activities for the same period last year, which reflects more debt payments in 2015 from the sale of hotels.
In 2016, we expect to make approximately $3 million of scheduled principal payments and pay $25 million of preferred dividends and $34 million in common dividends (assuming no change to our current quarterly dividend), all of which will be funded from operating cash flow and cash on hand. We also expect to use proceeds from selling hotels to repay debt, repurchase common stock and take advantage of future value-creation opportunities.
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

Except for our 5.625% senior secured notes due 2023 and our line of credit, our secured debt is generally recourse solely to the specific hotels securing the debt, except in case of fraud, misapplication of funds and certain other customary limited recourse carve-out provisions that could extend recourse to us. Much of our secured debt allows us to substitute collateral under certain conditions and is freely prepayable, subject in some instances to various prepayment, yield maintenance or defeasance obligations.
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
Senior Notes. Our senior notes, which are guaranteed by FelCor, require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. In addition, our 5.625% senior secured notes are secured by a combination of first lien mortgages and related security interests on nine hotels, as well as pledges of equity interests in certain subsidiaries of FelCor LP, and the 6.0% senior unsecured notes require us to maintain a minimum amount of unencumbered assets.
Interest Rate Caps. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at March 31, 2016 and December 31, 2015. We have not designated the interest rate cap as a hedge, and it had an insignificant fair value at March 31, 2016 and December 31, 2015, resulting in no impact on earnings.

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
At March 31, 2016, approximately 79% of our consolidated debt bears fixed-rate interest.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents scheduled maturities and weighted average interest rates, by maturity dates. The fair value of our debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market yields.
Expected Maturity Date
at March 31, 2016
(dollars in thousands)

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$2,164	$2,637	$2,954	$3,106	$3,245	$1,138,352	$1,152,458	$1,191,212
Average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	5.70%	5.69%
Floating-rate:
Debt	—	85,000	—	221,000	—	—	306,000	304,679
Average interest rate (a)	—	3.91%	—	4.03%	—	—	4.00%
Total debt	$2,164	$87,637	$2,954	$224,106	$3,245	$1,138,352	$1,458,458
Average interest rate	4.95%	3.94%	4.95%	4.05%	4.95%	5.70%	5.33%
Unamortized debt issuance costs							(17,666)
Debt, net of unamortized debt issuance costs							$1,440,792

(a)	The average floating interest rate considers the implied forward rates in the yield curve at March 31, 2016.

Item 4.	Controls and Procedures.
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

PART II – OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The following table provides the information with respect to purchases of shares of our common stock during each of the months in the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 1, 2016 - January 31, 2016	2,345,246	$6.19	2,345,246	$71,175,138
February 1, 2016 - February 29, 2016	—	$—	—	$71,175,138
March 1, 2016 - March 31, 2016	602,562	$7.65	602,562	$66,565,347
Total	2,947,808	$6.49	2,947,808

Item 6.    Exhibits.

The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

10.1	Incentive Compensation Program for Executive Officers (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated February 22, 2016, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor.

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

----------------------
*Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) FelCor’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iii) FelCor’s Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015; (iv) FelCor’s Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; (v) FelCor LP’s Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (vi) FelCor LP’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (vii) FelCor LP’s Consolidated Statements of Partners’ Capital for the three months ended March 31, 2016 and 2015; (viii) FelCor LP’s Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (ix) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED
a Maryland Corporation

Date: May 2, 2016	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Treasurer

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: May 2, 2016	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Treasurer