Form 10-Q
period 2016-06-30
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2016-07-29
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

At July 27, 2016, FelCor Lodging Trust Incorporated had issued and outstanding 138,214,284 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended June 30, 2016, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	June 30, 2016	December 31, 2015
Assets
Investment in hotels, net of accumulated depreciation of $936,780 and $899,575 at June 30, 2016 and December 31, 2015, respectively	$1,692,419	$1,729,531
Investment in unconsolidated entities	9,422	9,575
Cash and cash equivalents	58,188	59,786
Restricted cash	23,706	17,702
Accounts receivable, net of allowance for doubtful accounts of $239 and $204 at June 30, 2016 and December 31, 2015, respectively	38,650	28,136
Deferred expenses, net of accumulated amortization of $2,022 and $1,086 at June 30, 2016 and December 31, 2015, respectively	5,464	6,390
Other assets	19,547	14,792
Total assets	$1,847,396	$1,865,912

Liabilities and Equity
Debt, net of unamortized debt issuance costs of $17,106 and $18,065 at June 30, 2016 and December 31, 2015, respectively	$1,433,703	$1,409,889
Distributions payable	14,951	15,140
Accrued expenses and other liabilities	126,949	125,274
Total liabilities	1,575,603	1,550,303
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 611 units issued and outstanding at June 30, 2016 and December 31, 2015	3,809	4,464
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,879 shares, liquidation value of $321,987, issued and outstanding at June 30, 2016 and December 31, 2015	309,337	309,337
Common stock, $0.01 par value, 200,000 shares authorized; 138,225 and 141,808 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,382	1,418
Additional paid-in capital	2,572,668	2,567,515
Accumulated deficit	(2,667,034)	(2,618,117)
Total FelCor stockholders’ equity	216,353	260,153
Noncontrolling interests in other partnerships	7,848	7,806
Preferred equity in consolidated joint venture, liquidation value of $44,610 and $43,954 at June 30, 2016 and December 31, 2015, respectively	43,783	43,186
Total equity	267,984	311,145
Total liabilities and equity	$1,847,396	$1,865,912

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2016 and 2015
(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Hotel operating revenue	$236,761	$236,049	$446,218	$449,334
Other revenue	1,145	5,054	1,832	5,464
Total revenues	237,906	241,103	448,050	454,798
Expenses:
Hotel departmental expenses	81,379	80,032	158,817	157,688
Other property-related costs	56,007	57,791	111,573	114,686
Management and franchise fees	8,501	9,202	17,726	18,287
Taxes, insurance and lease expense	14,864	16,410	28,446	31,217
Corporate expenses	6,047	6,530	14,447	15,103
Depreciation and amortization	29,177	28,750	58,360	56,522
Impairment	6,333	—	6,333	—
Other expenses	2,142	1,411	2,970	5,639
Total operating expenses	204,450	200,126	398,672	399,142
Operating income	33,456	40,977	49,378	55,656
Interest expense, net	(19,907)	(20,278)	(39,627)	(39,759)
Debt extinguishment	—	(30,823)	—	(30,896)
Other gains, net	100	166	100	166
Income (loss) before equity in income from unconsolidated entities	13,649	(9,958)	9,851	(14,833)
Equity in income from unconsolidated entities	726	7,513	572	7,662
Income (loss) from continuing operations before income tax	14,375	(2,445)	10,423	(7,171)
Income tax	25	(169)	(390)	(338)
Income (loss) from continuing operations	14,400	(2,614)	10,033	(7,509)
Loss from discontinued operations	—	(83)	—	(79)
Income (loss) before gain (loss) on sale of hotels	14,400	(2,697)	10,033	(7,588)
Gain (loss) on sale of hotels, net	(630)	(550)	(1,344)	16,337
Net income (loss) and comprehensive income (loss)	13,770	(3,247)	8,689	8,749
Net loss (income) attributable to noncontrolling interests in other partnerships	16	247	487	(4,632)
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(31)	75	17	89
Preferred distributions - consolidated joint venture	(364)	(359)	(724)	(707)
Net income (loss) and comprehensive income (loss) attributable to FelCor	13,391	(3,284)	8,469	3,499
Preferred dividends	(6,279)	(7,903)	(12,558)	(17,581)
Redemption of preferred stock	—	(6,096)	—	(6,096)
Net income (loss) attributable to FelCor common stockholders	$7,112	$(17,283)	$(4,089)	$(20,178)
Basic and diluted per common share data:
Income (loss) from continuing operations	$0.05	$(0.12)	$(0.03)	$(0.15)
Net income (loss)	$0.05	$(0.12)	$(0.03)	$(0.15)
Basic weighted average common shares outstanding	138,182	140,322	138,930	132,465
Diluted weighted average common shares outstanding	138,678	140,322	138,930	132,465

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2016 and 2015
(unaudited, in thousands, except for per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Total Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2014	12,947	$478,749	124,605	$1,246	$2,353,666	$(2,530,671)	$18,435	$41,442	$362,867
Issuance of common stock	—	—	18,400	184	198,536	—	—		198,720
Issuance of stock awards	—	—	325	3	647	—	—	—	650
Stock awards - amortization	—	—	—	—	3,044	—	—	—	3,044
Stock compensation shares withheld	—	—	(2)	—	—	(8)	—	—	(8)
Redemption of Series C preferred stock	(68)	(169,412)	—	—	5,522	(6,096)	—	—	(169,986)
Allocation to redeemable noncontrolling interests	—	—	—	—	439	—	—	—	439
Contribution from noncontrolling interests	—	—	—	—	—	—	1,908	—	1,908
Distribution to noncontrolling interests	—	—	—	—	—	—	(15,978)	—	(15,978)
Dividends declared:
$0.08 per common share	—	—	—	—	—	(11,607)	—	—	(11,607)
$0.975 per Series A preferred share	—	—	—	—	—	(12,558)	—	—	(12,558)
$1.00 per Series C depositary preferred share	—	—	—	—	—	(5,023)	—	—	(5,023)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(707)	(707)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	1,746	1,746
Net income and comprehensive income (attributable to FelCor and noncontrolling interests in other partnerships)	—	—	—	—	—	3,499	4,632	707	8,838
Balance at June 30, 2015	12,879	$309,337	143,328	$1,433	$2,561,854	$(2,562,464)	$8,997	$43,188	$362,345
Balance at December 31, 2015	12,879	$309,337	141,808	$1,418	$2,567,515	$(2,618,117)	$7,806	$43,186	$311,145
Repurchase of common stock	—	—	(4,133)	(41)	—	(27,386)	—	—	(27,427)
Issuance of stock awards	—	—	648	6	728	—	—	—	734
Cumulative effect of change in accounting for stock compensation forfeitures	—	—	—	—	185	(185)	—	—	—
Stock awards - amortization	—	—	—	—	3,677	—	—	—	3,677
Stock compensation shares withheld	—	—	(98)	(1)	—	(591)	—	—	(592)
Allocation to redeemable noncontrolling interests	—	—	—	—	563	—	—	—	563
Contribution from noncontrolling interests	—	—	—	—	—	—	530	—	530
Distribution to noncontrolling interests	—	—	—	—	—	—	(1)	—	(1)
Dividends declared:
$0.12 per common share	—	—	—	—	—	(16,666)	—	—	(16,666)
$0.975 per Series A preferred share	—	—	—	—	—	(12,558)	—	—	(12,558)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(724)	(724)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	597	597
Net income (loss) and comprehensive income (loss) (attributable to FelCor and noncontrolling interests in other partnerships)	—	—	—	—	—	8,469	(487)	724	8,706
Balance at June 30, 2016	12,879	$309,337	138,225	$1,382	$2,572,668	$(2,667,034)	$7,848	$43,783	$267,984

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,689	$8,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,360	56,522
Loss (gain) on sale of hotels and other assets, net	1,244	(16,420)
Amortization of deferred financing fees	1,897	2,956
Amortization of fixed stock and directors’ compensation	3,627	3,563
Equity in income from unconsolidated entities	(572)	(7,662)
Distributions of income from unconsolidated entities	339	5,111
Debt extinguishment	—	30,896
Impairment	6,333	—
Changes in assets and liabilities:
Accounts receivable	(10,599)	(8,947)
Other assets	(5,255)	(1,436)
Accrued expenses and other liabilities	7,502	(4,384)
Net cash flow provided by operating activities	71,565	68,948
Cash flows from investing activities:
Improvements and additions to hotels	(31,909)	(25,757)
Hotel development	—	(21,637)
Net proceeds from asset sales	(1,461)	133,878
Change in restricted cash – investing	(6,004)	(3,064)
Insurance proceeds	94	274
Distributions from unconsolidated entities in excess of earnings	386	6,303
Net cash flow provided by (used in) investing activities	(38,894)	89,997
Cash flows from financing activities:
Proceeds from borrowings	50,000	979,000
Repayment of borrowings	(27,145)	(1,050,056)
Payment of deferred financing fees	(12)	(13,922)
Distributions paid to noncontrolling interests	(1)	(15,978)
Contributions from noncontrolling interests	530	1,908
Distributions paid to FelCor LP limited partners	(75)	(47)
Distributions paid to preferred stockholders	(12,558)	(19,847)
Redemption of preferred stock	—	(169,986)
Repurchase of common stock	(27,427)	—
Stock compensation withholding	(592)	(8)
Preferred distributions - consolidated joint venture	(729)	(707)
Distributions paid to common stockholders	(16,848)	(10,765)
Net proceeds from issuance of preferred equity - consolidated joint venture	597	1,746
Net proceeds from common stock issuance	—	198,720
Net cash flow used in financing activities	(34,260)	(99,942)
Effect of exchange rate changes on cash	(9)	(43)
Net change in cash and cash equivalents	(1,598)	58,960
Cash and cash equivalents at beginning of periods	59,786	47,147
Cash and cash equivalents at end of periods	$58,188	$106,107
Supplemental cash flow information – interest paid, net of capitalized interest	$37,581	$36,069
Supplemental cash flow information – income taxes paid	$105	$338

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2016	2015
Assets
Investment in hotels, net of accumulated depreciation of $936,780 and $899,575 at June 30, 2016 and December 31, 2015, respectively	$1,692,419	$1,729,531
Investment in unconsolidated entities	9,422	9,575
Cash and cash equivalents	58,188	59,786
Restricted cash	23,706	17,702
Accounts receivable, net of allowance for doubtful accounts of $239 and $204 at June 30, 2016 and December 31, 2015, respectively	38,650	28,136
Deferred expenses, net of accumulated amortization of $2,022 and $1,086 at June 30, 2016 and December 31, 2015, respectively	5,464	6,390
Other assets	19,547	14,792
Total assets	$1,847,396	$1,865,912

Liabilities and Partners’ Capital
Debt, net of unamortized debt issuance costs of $17,106 and $18,065 at June 30, 2016 and December 31, 2015, respectively	$1,433,703	$1,409,889
Distributions payable	14,951	15,140
Accrued expenses and other liabilities	126,949	125,274
Total liabilities	1,575,603	1,550,303
Commitments and contingencies
Redeemable units, 611 units issued and outstanding at June 30, 2016 and December 31, 2015	3,809	4,464
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879 units issued and outstanding at June 30, 2016 and December 31, 2015	309,337	309,337
Common units, 138,225 and 141,808 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively	(92,984)	(49,184)
Total FelCor LP partners’ capital	216,353	260,153
Noncontrolling interests	7,848	7,806
Preferred capital in consolidated joint venture	43,783	43,186
Total partners’ capital	267,984	311,145
Total liabilities and partners’ capital	$1,847,396	$1,865,912

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2016 and 2015
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Hotel operating revenue	$236,761	$236,049	$446,218	$449,334
Other revenue	1,145	5,054	1,832	5,464
Total revenues	237,906	241,103	448,050	454,798
Expenses:
Hotel departmental expenses	81,379	80,032	158,817	157,688
Other property-related costs	56,007	57,791	111,573	114,686
Management and franchise fees	8,501	9,202	17,726	18,287
Taxes, insurance and lease expense	14,864	16,410	28,446	31,217
Corporate expenses	6,047	6,530	14,447	15,103
Depreciation and amortization	29,177	28,750	58,360	56,522
Impairment	6,333	—	6,333	—
Other expenses	2,142	1,411	2,970	5,639
Total operating expenses	204,450	200,126	398,672	399,142
Operating income	33,456	40,977	49,378	55,656
Interest expense, net	(19,907)	(20,278)	(39,627)	(39,759)
Debt extinguishment	—	(30,823)	—	(30,896)
Other gains, net	100	166	100	166
Income (loss) before equity in income from unconsolidated entities	13,649	(9,958)	9,851	(14,833)
Equity in income from unconsolidated entities	726	7,513	572	7,662
Income (loss) from continuing operations before income tax	14,375	(2,445)	10,423	(7,171)
Income tax	25	(169)	(390)	(338)
Income (loss) from continuing operations	14,400	(2,614)	10,033	(7,509)
Loss from discontinued operations	—	(83)	—	(79)
Income (loss) before gain (loss) on sale of hotels	14,400	(2,697)	10,033	(7,588)
Gain (loss) on sale of hotels, net	(630)	(550)	(1,344)	16,337
Net income (loss) and comprehensive income (loss)	13,770	(3,247)	8,689	8,749
Net loss (income) attributable to noncontrolling interests	16	247	487	(4,632)
Preferred distributions - consolidated joint venture	(364)	(359)	(724)	(707)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP	13,422	(3,359)	8,452	3,410
Preferred distributions	(6,279)	(7,903)	(12,558)	(17,581)
Redemption of preferred units	—	(6,096)	—	(6,096)
Net income (loss) attributable to FelCor LP common unitholders	$7,143	$(17,358)	$(4,106)	$(20,267)
Basic and diluted per common unit data:
Income (loss) from continuing operations	$0.05	$(0.12)	$(0.03)	$(0.15)
Net income (loss)	$0.05	$(0.12)	$(0.03)	$(0.15)
Basic weighted average common units outstanding	138,793	140,933	139,541	133,076
Diluted weighted average common units outstanding	139,289	140,933	139,541	133,076

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2016 and 2015
(unaudited, in thousands)

	Preferred Units	Common Units	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Total Partners’ Capital
Balance at December 31, 2014	$478,749	$(175,759)	$18,435	$41,442	$362,867
Issuance of common units	—	198,720	—		198,720
FelCor restricted stock compensation	—	3,686	—	—	3,686
Redemption of Series C preferred units	(169,412)	(574)	—	—	(169,986)
Contributions	—	—	1,908	—	1,908
Distributions	—	(29,235)	(15,978)	(707)	(45,920)
Allocation to redeemable units	—	575	—	—	575
Issuance of preferred capital - consolidated joint venture	—	—	—	1,746	1,746
Net income and comprehensive income	—	3,410	4,632	707	8,749
Balance at June 30, 2015	$309,337	$823	$8,997	$43,188	$362,345

Balance at December 31, 2015	$309,337	$(49,184)	$7,806	$43,186	$311,145
Repurchase of common units	—	(27,427)	—	—	(27,427)
FelCor restricted stock compensation	—	3,819	—	—	3,819
Contributions	—	—	530	—	530
Distributions	—	(29,299)	(1)	(724)	(30,024)
Allocation to redeemable units	—	655	—	—	655
Issuance of preferred capital - consolidated joint venture	—	—	—	597	597
Net income (loss) and comprehensive income (loss)	—	8,452	(487)	724	8,689
Balance at June 30, 2016	$309,337	$(92,984)	$7,848	$43,783	$267,984

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,689	$8,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,360	56,522
Loss (gain) on sale of hotels and other assets, net	1,244	(16,420)
Amortization of deferred financing fees	1,897	2,956
Amortization of fixed stock and directors’ compensation	3,627	3,563
Equity in income from unconsolidated entities	(572)	(7,662)
Distributions of income from unconsolidated entities	339	5,111
Debt extinguishment	—	30,896
Impairment	6,333	—
Changes in assets and liabilities:
Accounts receivable	(10,599)	(8,947)
Other assets	(5,255)	(1,436)
Accrued expenses and other liabilities	7,502	(4,384)
Net cash flow provided by operating activities	71,565	68,948
Cash flows from investing activities:
Improvements and additions to hotels	(31,909)	(25,757)
Hotel development	—	(21,637)
Net proceeds from asset sales	(1,461)	133,878
Change in restricted cash – investing	(6,004)	(3,064)
Insurance proceeds	94	274
Distributions from unconsolidated entities in excess of earnings	386	6,303
Net cash flow provided by (used in) investing activities	(38,894)	89,997
Cash flows from financing activities:
Proceeds from borrowings	50,000	979,000
Repayment of borrowings	(27,145)	(1,050,056)
Payment of deferred financing fees	(12)	(13,922)
Distributions paid to noncontrolling interests	(1)	(15,978)
Contributions from noncontrolling interests	530	1,908
Distributions paid to FelCor LP limited partners	(75)	(47)
Distributions paid to preferred unitholders	(12,558)	(19,847)
Redemption of preferred units	—	(169,986)
Repurchase of common units	(27,427)	—
FelCor stock compensation withholding	(592)	(8)
Preferred distributions - consolidated joint venture	(729)	(707)
Distributions paid to common unitholders	(16,848)	(10,765)
Net proceeds from issuance of preferred capital - consolidated joint venture	597	1,746
Net proceeds from common unit issuance	—	198,720
Net cash flow used in financing activities	(34,260)	(99,942)
Effect of exchange rate changes on cash	(9)	(43)
Net change in cash and cash equivalents	(1,598)	58,960
Cash and cash equivalents at beginning of periods	59,786	47,147
Cash and cash equivalents at end of periods	$58,188	$106,107
Supplemental cash flow information – interest paid, net of capitalized interest	$37,581	$36,069
Supplemental cash flow information – income taxes paid	$105	$338
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation, operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 41 hotels as of June 30, 2016. At June 30, 2016, we had an aggregate of 138,836,601 shares and units outstanding, consisting of 138,225,139 shares of FelCor common stock and 611,462 FelCor LP units not owned by FelCor.
Of our 41 hotels, as of June 30, 2016, we owned 100% interests in 38 hotels, a 95% interest in one hotel (The Knickerbocker) and 50% interests in entities owning two hotels. We consolidate our real estate interests in the 39 hotels in which we hold majority interests, and we record the real estate interests of the two hotels in which we hold indirect 50% interests using the equity method. We lease 40 of the 41 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. We operate one 50%‑owned hotel without a lease. Because we own controlling interests in our operating lessees, we consolidate our interests in all 40 leased hotels (which we refer to as our Consolidated Hotels) and reflect their operating revenues and expenses in our statements of operations and comprehensive income (loss). We own 50% of the real estate interest in one Consolidated Hotel (we account for our real estate interest in this hotel by the equity method) and majority real estate interests in our remaining 39 Consolidated Hotels (we consolidate our real estate interests in these hotels).
The following table illustrates the distribution of our 40 Consolidated Hotels at June 30, 2016:

Brand	Hotels	Rooms
Embassy Suites by Hilton®	18	4,982
Wyndham® and Wyndham Grand®	8	2,528
Marriott® and Renaissance®	3	1,321
Holiday Inn®	2	968
DoubleTree by Hilton® and Hilton®	3	802
Sheraton®	2	673
Fairmont®	1	383
The Knickerbocker®	1	330
Morgans® and Royalton®	2	285
Total	40	12,272
At June 30, 2016, our Consolidated Hotels were located in 15 states, with concentrations in California (11 hotels), Florida (six hotels) and Massachusetts (three hotels). Approximately 62% of our revenue was generated from hotels in these three states during the first six months of 2016.
At June 30, 2016, of our Consolidated Hotels: (i) subsidiaries of Hilton Worldwide managed 20 hotels; (ii) subsidiaries of Wyndham Worldwide managed eight hotels; (iii) subsidiaries of Marriott International Inc. managed three hotels; (iv) subsidiaries of InterContinental Hotels Group managed two hotels; (v) subsidiaries of Starwood Hotels & Resorts Worldwide Inc. managed two hotels; (vi) a subsidiary of Fairmont Raffles Hotels International managed one hotel; (vii) a subsidiary of Highgate Hotels managed one hotel; (viii) a subsidiary of Morgans Hotel Group Corporation managed two hotels; and (ix) Aimbridge Hospitality managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
On January 1, 2016, we adopted accounting guidance under ASU 2015-2, modifying the analysis performed to determine whether we should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, FelCor LP is a variable interest entity of FelCor. As FelCor LP is already consolidated in the balance sheets of FelCor, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of FelCor. There were no other legal entities under the scope of the revised guidance that were consolidated as a result of the adoption.
The information in our consolidated financial statements for the three and six months ended June 30, 2016 and 2015 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2016 and 2015, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair statement of the results for the periods. Income taxes in prior periods have been reclassified from taxes, insurance and lease expense to conform to the current period presentation of a single line for income taxes on our consolidated statement of operations. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities
At June 30, 2016 and December 31, 2015, we owned 50% interests in joint ventures that owned two hotels. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. We account for our investments in these unconsolidated entities under the equity method. We consolidate all of our majority-owned subsidiaries in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	June 30,	December 31,
	2016	2015
Investment in hotels and other properties, net of accumulated depreciation	$22,311	$23,047
Total assets	$30,595	$29,033
Debt, net of unamortized debt issuance costs	$22,314	$22,563
Total liabilities	$26,023	$24,541
Equity	$4,572	$4,492
Our unconsolidated entities’ debt at June 30, 2016 and December 31, 2015 consisted entirely of non-recourse mortgage debt.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)
In May 2015, one of our joint ventures sold a hotel, resulting in a $7.1 million gain that we included in our equity in income from unconsolidated entities.
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$10,175	$10,410	$15,678	$16,979
Net income	$1,644	$21,519	$1,530	$22,069
Net income attributable to FelCor	$822	$10,760	$765	$11,035
Cost in excess of joint venture book value of sold hotel	—	(3,140)	—	(3,140)
Depreciation of cost in excess of book value	(96)	(107)	(193)	(233)
Equity in income from unconsolidated entities	$726	$7,513	$572	$7,662
The following table summarizes the components of our investments in unconsolidated entities (in thousands):

	June 30,	December 31,
	2016	2015
Equity basis of hotel joint venture investments	$(3,721)	$(4,216)
Cost of hotel investments in excess of joint venture book value	7,136	7,329
Equity basis of land and condominium joint venture investments	6,007	6,462
Investment in unconsolidated entities	$9,422	$9,575
The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Hotel investments	$653	$7,455	$1,028	$8,203
Other investments	73	58	(456)	(541)
Equity in income from unconsolidated entities	$726	$7,513	$572	$7,662

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt
Consolidated debt consisted of the following (dollars in thousands):

	Encumbered	Interest	Maturity	June 30,	December 31,
	Hotels	Rate (%)	Date	2016	2015
Senior unsecured notes	—	6.00	June 2025	$475,000	$475,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Mortgage debt(a)	4	4.95	October 2022	121,355	122,237
Mortgage debt	1	4.94	October 2022	30,454	30,717
Line of credit(b)	7	LIBOR + 2.75	June 2019	214,000	190,000
The Knickerbocker loan(c)	1	LIBOR + 3.00	November 2017	85,000	85,000
Total	22			$1,450,809	$1,427,954
Unamortized debt issuance costs				(17,106)	(18,065)
Debt, net of unamortized debt issuance costs				$1,433,703	$1,409,889

(a)	This debt is comprised of separate non-cross-collateralized loans, each secured by a mortgage encumbering different hotels.

(b)	Our line of credit can be extended for one year, subject to satisfying certain conditions. We may borrow up to $400 million under our line of credit.

(c)	This loan can be extended for one year, subject to satisfying certain conditions.
Following adoption of ASU 2015-03, we classify deferred financing costs of $17.1 million and $18.1 million as of June 30, 2016 and December 31, 2015, respectively, within the debt on our consolidated balance sheets. We previously classified deferred financing costs of $18.1 million at December 31, 2015 as an asset on our consolidated balance sheets. In accordance with ASU 2015-15, we continue classifying deferred financing costs associated with our line of credit as an asset on our consolidated balance sheets.

We reported $19.9 million and $20.3 million of interest expense for the three months ended June 30, 2016 and 2015, respectively, which is net of: (i) interest income of $16,000 and $6,000 and (ii) capitalized interest of $205,000 and $1.6 million, respectively. We reported $39.6 million and $39.8 million of interest expense for the six months ended June 30, 2016 and 2015, respectively, which is net of: (i) interest income of $28,000 and $11,000 and (ii) capitalized interest of $347,000 and $5.0 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	FelCor Capital Stock/FelCor LP Partners’ Capital

FelCor repurchased 4.1 million shares of common stock for $27.4 million (including commissions) for an average price of $6.61 per share during the first six months of 2016. To date, FelCor has repurchased 6.1 million shares of common stock for $41.9 million (including commissions) for an average price of $6.81 per share.

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

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Room revenue	$181,318	$182,066	$340,394	$344,372
Food and beverage revenue	43,697	42,151	83,229	81,995
Other operating departments	11,746	11,832	22,595	22,967
Total hotel operating revenue	$236,761	$236,049	$446,218	$449,334
Nearly all of our revenue is comprised of hotel operating revenue. These revenues are recorded net of any sales or occupancy taxes collected from our guests. We record all rebates or discounts, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. We make appropriate allowances for doubtful accounts, which we record as bad debt expense. We derive the remainder of our revenue from condominium management fee income and other sources.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

Hotel departmental expenses were comprised of the following (in thousands):

	Three Months Ended June 30,
	2016		2015
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$44,748	18.9%	$44,423	18.8%
Food and beverage	32,592	13.8	31,278	13.3
Other operating departments	4,039	1.7	4,331	1.8
Total hotel departmental expenses	$81,379	34.4%	$80,032	33.9%

	Six Months Ended June 30,
	2016		2015
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$87,447	19.6%	$86,934	19.3%
Food and beverage	63,548	14.2	61,974	13.8
Other operating departments	7,822	1.8	8,780	2.0
Total hotel departmental expenses	$158,817	35.6%	$157,688	35.1%
Other property-related costs were comprised of the following amounts (in thousands):

	Three Months Ended June 30,
	2016		2015
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$21,042	8.9%	$20,532	8.7%
Marketing	19,157	8.1	20,397	8.6
Repair and maintenance	9,391	4.0	9,742	4.1
Utilities	6,417	2.7	7,120	3.1
Total other property-related costs	$56,007	23.7%	$57,791	24.5%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

	Six Months Ended June 30,
	2016		2015
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$41,500	9.3%	$39,895	8.9%
Marketing	38,030	8.5	39,700	8.8
Repair and maintenance	19,096	4.3	20,092	4.5
Utilities	12,947	2.9	14,999	3.3
Total other property-related costs	$111,573	25.0%	$114,686	25.5%
Wyndham guarantees minimum levels of annual net operating income at each of the hotels it manages for us. We recorded $1.5 million and $995,000 for the pro rata portions of the projected aggregate full-year guaranties for the six months ended June 30, 2016 and 2015, respectively (of which $1.5 million and $584,000 is attributable to the three months ended June 30, 2016 and June 30, 2015, respectively). We record these amounts as a reduction of Wyndham's contractual management and other fees.

6.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Hotel lease expense(a)	$1,359	$2,134	$2,161	$4,238
Land lease expense(b)	3,757	3,733	7,019	6,792
Real estate and other taxes	7,784	8,667	15,359	16,357
Property insurance, general liability insurance and other	1,964	1,876	3,907	3,830
Total taxes, insurance and lease expense	$14,864	$16,410	$28,446	$31,217

(a)
We record hotel lease expense for the consolidated operating lessees of hotels owned by unconsolidated entities and partially offset this expense through noncontrolling interests in other partnerships (generally 49%). We record our 50% share of the corresponding lease income through equity in income from unconsolidated entities. We include in hotel lease expense percentage rent of $557,000 and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $557,000 and $2.1 million for the six months ended June 30, 2016 and 2015, respectively.

(b)
We include in land lease expense percentage rent of $2.0 million and $2.2 million for the three months ended June 30, 2016 and 2015, respectively, and $3.6 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Impairment Charges
Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally, and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components for purposes of determining impairment charges.
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
In June 2016, we recorded a $6.3 million impairment charge, based on an accepted third-party offer to purchase a hotel (a Level 2 input under authoritative guidance for fair value measurements) at a price below our previously estimated fair market value for the property.
We may record additional impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period for additional hotels.

8.	Hotel Dispositions
During the six months ended June 30, 2015, we sold six hotels and had two hotels held for sale at June 30, 2015. We designate a hotel as held for sale when the sale is probable within the next twelve months. Generally, we consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale and we have received a substantial non-refundable deposit. We included operations for the sold hotels, and the hotels designated as held for sale, in income (loss) from continuing operations as shown in the statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015, as disposition of these hotels did not represent a strategic shift in our business. Additionally, we included selling costs, which we expense as they are incurred, in the gain (loss) on the sale of hotels. There were no hotel dispositions in 2016 prior to June 30, 2016.
The following table includes condensed financial information primarily related to hotels sold in 2015 included in continuing operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Hotel operating revenue	$11,244	$29,260
Operating expenses	(9,078)	(23,620)
Operating income	2,166	5,640
Interest expense, net	(436)	(1,031)
Debt extinguishment	(237)	(309)
Equity in income from unconsolidated entities	6,894	7,098
Income from continuing operations	8,387	11,398
Gain (loss) on sale of hotels, net	(550)	16,337
Net income	7,837	27,735
Net loss (income) attributable to noncontrolling interests in other partnerships	26	(5,191)
Net income attributable to redeemable noncontrolling interests in FelCor LP	(34)	(97)
Net income attributable to FelCor	$7,829	$22,447

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income (Loss) Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to FelCor	$13,391	$(3,284)	$8,469	$3,499
Discontinued operations attributable to FelCor	—	75	—	71
Income (loss) from continuing operations attributable to FelCor	13,391	(3,209)	8,469	3,570
Less: Preferred dividends	(6,279)	(7,903)	(12,558)	(17,581)
Less: Redemption of preferred stock	—	(6,096)	—	(6,096)
Less: Dividends declared on unvested restricted stock	(35)	(13)	(73)	(26)
Numerator for continuing operations attributable to FelCor common stockholders	7,077	(17,221)	(4,162)	(20,133)
Discontinued operations attributable to FelCor	—	(75)	—	(71)
Numerator for basic and diluted income (loss) attributable to FelCor common stockholders	$7,077	$(17,296)	$(4,162)	$(20,204)
Denominator:
Denominator for basic income (loss) per share	138,182	140,322	138,930	132,465
Denominator for diluted income (loss) per share	138,678	140,322	138,930	132,465
Basic and diluted income (loss) per share data:
Income (loss) from continuing operations	$0.05	$(0.12)	$(0.03)	$(0.15)
Net income (loss)	$0.05	$(0.12)	$(0.03)	$(0.15)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income (Loss) Per Share/Unit — (continued)

FelCor LP Income (Loss) Per Unit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to FelCor LP	$13,422	$(3,359)	$8,452	$3,410
Discontinued operations attributable to FelCor LP	—	75	—	71
Income (loss) from continuing operations attributable to FelCor LP	13,422	(3,284)	8,452	3,481
Less: Preferred distributions	(6,279)	(7,903)	(12,558)	(17,581)
Less: Redemption of preferred units	—	(6,096)	—	(6,096)
Less: Distributions declared on FelCor unvested restricted stock	(35)	(13)	(73)	(26)
Numerator for continuing operations attributable to FelCor LP common unitholders	7,108	(17,296)	(4,179)	(20,222)
Discontinued operations attributable to FelCor LP	—	(75)	—	(71)
Numerator for basic and diluted income (loss) attributable to FelCor common unitholders	$7,108	$(17,371)	$(4,179)	$(20,293)
Denominator:
Denominator for basic income (loss) per unit	138,793	140,933	139,541	133,076
Denominator for diluted income (loss) per unit	139,289	140,933	139,541	133,076
Basic and diluted income (loss) per unit data:
Income (loss) from continuing operations	$0.05	$(0.12)	$(0.03)	$(0.15)
Net income (loss)	$0.05	$(0.12)	$(0.03)	$(0.15)

The income (loss) from continuing operations attributable to FelCor/FelCor LP share/unit calculations includes the net gain (loss) on sale of hotels attributable to FelCor/FelCor LP.

We do not include the following securities because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Series A convertible preferred shares/units	9,984	9,984	9,984	9,984
FelCor restricted stock units	—	1,478	451	1,332

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income (Loss) Per Share/Unit — (continued)

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended June 30, 2016 and 2015, and $12.6 million for the six months ended June 30, 2016 and 2015.

We grant our executive officers restricted stock units each year, which provides them with the potential to earn shares of our common stock in three increments over three to four years. A portion of the actual number of shares that vest is determined based on total stockholder return relative to a group of ten lodging REIT peers and a portion is related to service. We amortize the fixed cost of these grants over the vesting periods. We calculate the potential dilutive impact of these awards on our earnings per share using the treasury stock method.

10.	Fair Value of Financial Instruments

We base disclosures about fair value of our financial instruments on pertinent information available to management as of June 30, 2016 and December 31, 2015. We exercise considerable judgment when interpreting market data and developing estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

We base our estimates of the fair value of (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses on their carrying values due to their relatively short maturity; (ii) our debt for which trading prices are publicly available on observable market data (a Level 2 input) (that debt had an estimated fair value of $1.0 billion at June 30, 2016 and December 31, 2015); and (iii) our debt for which trading prices are not publicly available on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) (that debt had an estimated fair value of $458.6 million and $438.8 million at June 30, 2016 and December 31, 2015, respectively). The estimated fair value of all our debt was $1.5 billion at June 30, 2016 and December 31, 2015. The carrying value of our debt was $1.4 billion at June 30, 2016 and December 31, 2015.

11.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units
We record redeemable noncontrolling interests in FelCor LP, in the case of FelCor, and redeemable units, in the case of FelCor LP, in the mezzanine section (between liabilities and equity or partners’ capital) of our consolidated balance sheets because of the redemption feature of these units. Additionally, FelCor’s consolidated statements of operations and comprehensive income (loss) separately present earnings attributable to redeemable noncontrolling interests. We adjust redeemable noncontrolling interests in FelCor LP (or redeemable units) each period to reflect the greater of its carrying value based on the accumulation of historical cost or its redemption value. We base the historical cost on the proportionate relationship between the carrying value of equity associated with FelCor’s common stockholders relative to that of FelCor LP’s unitholders. We base redemption value on the closing price of FelCor’s common stock at period end. FelCor allocates net income (loss) to FelCor LP’s noncontrolling partners based on their weighted average ownership percentage during the period.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Redeemable Noncontrolling Interests in FelCor LP / Redeemable Units — (continued)

At June 30, 2016, we carried 611,462 outstanding limited partnership units at $3.8 million. We base the value of these outstanding units on the closing price of FelCor’s common stock at June 30, 2016 ($6.23 per share).

Changes in redeemable noncontrolling interests (or redeemable units) for the six months ended June 30, 2016 and 2015 are shown below (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Balance at beginning of period	$4,464	$6,616
Redemption value allocation	(563)	(439)
Distributions paid to unitholders	(75)	(47)
Net loss	(17)	(89)
Balance at end of period	$3,809	$6,041

12.    Consolidated Joint Venture Preferred Equity/Capital
Our joint venture that redeveloped The Knickerbocker raised $45 million through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers receive a 3.25% current annual return (which increases to 8% if we do not redeem this equity interest before the fifth anniversary of its issuance), plus a 0.25% non-compounding annual return payable at redemption. To date, the venture has received $44.4 million in gross proceeds ($43.8 million net of issuance costs), including $600,000 and $1.8 million in gross proceeds received in the first six months of 2016 and 2015, respectively. The venture will receive the remaining $600,000 as investors’ visas are approved.
13.    Commercial Dispute

One of our consolidated subsidiaries was engaged in a commercial dispute with a third party. Under generally accepted accounting principles, we recorded $5.9 million in other expenses during the third quarter of 2014 to establish a provision for our estimate of our maximum exposure for this contingency. We paid the disputed amount in January 2015 but continued asserting our contractual rights. In June 2015, we settled the commercial dispute and recovered $3.7 million (net of legal costs), which we have recorded in other revenue for the three and six months ended June 30, 2015.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Contingency

In April 2016, an affiliate of InterContinental Hotels Group PLC, or IHG, which had formerly operated three hotels on our behalf (two of which we sold in 2006, and one of which we converted to Wyndham operation and brand in 2013), notified us that the pension fund in which the employees at those hotels had participated is seeking an $8.3 million contribution from IHG in connection with the termination of its operation of those hotels. Under our hotel management agreements with IHG, we may be obligated to indemnify and hold IHG harmless for some or all of any amount ultimately contributed to the pension fund with respect to these hotels. Nevertheless, we believe that we are not responsible for a significant portion (and perhaps any) of the contribution sought by the pension fund and that any cost we incur with respect to this matter will be immaterial. Consequently, we will vigorously defend against the underlying claims and, where appropriate, IHG’s demand for indemnification. We are in the earliest stage of investigating the matter, which involves significant legal, actuarial and factual analysis with respect to each hotel, and have not determined whether any loss to us is probable or that any such loss is estimable.

15.    Recently Issued Accounting Standards
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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Recently Issued Accounting Standards — (continued)

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions. Under the new standard, companies can withhold shares up to the maximum individual statutory tax rate in the applicable jurisdiction as participants vest in stock and maintain equity classification of the entire award. Also under the new standard, forfeitures for stock awards may be recorded when they occur (the prior guidance required estimating forfeitures when recording stock compensation costs). Finally, the standard requires classifying cash paid when remitting cash to the tax authorities for stock compensation withholding as financing activity in the statement of cash flows. We adopted this standard effective January 1, 2016. Upon adoption, we revised our policy to account for stock compensation forfeitures as they occur, which resulted in a $185,000 increase in our accumulated deficit for the cumulative effect of change in accounting principle. In addition, in our statement of cash flows, we will reclassify $2.1 million and $3.1 million of cash paid to taxing authorities for shares withheld from operating activities to financing activities for the years ended December 31, 2015 and 2014, respectively.

16.	FelCor LP’s Consolidating Financial Information
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
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$610,161	$1,082,258	$—	$1,692,419
Equity investment in consolidated entities	1,215,589	—	—	(1,215,589)	—
Investment in unconsolidated entities	3,415	4,765	1,242	—	9,422
Cash and cash equivalents	16,670	39,473	2,045	—	58,188
Restricted cash	—	18,982	4,724	—	23,706
Accounts receivable, net	2,116	34,582	1,952	—	38,650
Deferred expenses, net	—	—	5,464	—	5,464
Other assets	4,534	10,803	4,210	—	19,547

Total assets	$1,242,324	$718,766	$1,101,895	$(1,215,589)	$1,847,396

Debt, net	$984,985	$—	$488,154	$(39,436)	$1,433,703
Distributions payable	14,831	—	120	—	14,951
Accrued expenses and other liabilities	22,346	92,697	11,906	—	126,949

Total liabilities	1,022,162	92,697	500,180	(39,436)	1,575,603

Redeemable units, at redemption value	3,809	—	—	—	3,809

Preferred units	309,337	—	—	—	309,337
Common units	(92,984)	626,886	549,267	(1,176,153)	(92,984)
Total FelCor LP partners’ capital	216,353	626,886	549,267	(1,176,153)	216,353
Noncontrolling interests	—	(817)	8,665	—	7,848
Preferred capital in consolidated joint venture	—	—	43,783	—	43,783
Total partners’ capital	216,353	626,069	601,715	(1,176,153)	267,984
Total liabilities and partners’ capital	$1,242,324	$718,766	$1,101,895	$(1,215,589)	$1,847,396

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$236,761	$—	$—	$236,761
Percentage lease revenue	—	—	46,953	(46,953)	—
Other revenue	1	1,022	122	—	1,145
Total revenues	1	237,783	47,075	(46,953)	237,906

Expenses:
Hotel operating expenses	—	145,887	—	—	145,887
Taxes, insurance and lease expense	26	56,112	5,679	(46,953)	14,864
Corporate expenses	—	3,360	2,687	—	6,047
Depreciation and amortization	93	12,030	17,054	—	29,177
Impairment	—	6,333	—	—	6,333
Other expenses	187	1,661	294	—	2,142
Total operating expenses	306	225,383	25,714	(46,953)	204,450
Operating income	(305)	12,400	21,361	—	33,456
Interest expense, net	(14,601)	9	(5,315)	—	(19,907)
Other gains, net	—	—	100	—	100
Income before equity in income from unconsolidated entities	(14,906)	12,409	16,146	—	13,649
Equity in income from consolidated entities	27,974	—	—	(27,974)	—
Equity in income from unconsolidated entities	652	85	(11)	—	726
Income from continuing operations before income tax	13,720	12,494	16,135	(27,974)	14,375
Income tax	(48)	73	—	—	25
Income from continuing operations before loss on sale of hotels	13,672	12,567	16,135	(27,974)	14,400
Loss on sale of hotels, net	(250)	(300)	(80)	—	(630)
Net income and comprehensive income	13,422	12,267	16,055	(27,974)	13,770
Loss attributable to noncontrolling interests	—	(57)	73	—	16
Preferred distributions - consolidated joint venture	—	—	(364)	—	(364)
Net income and comprehensive income attributable to FelCor LP	13,422	12,210	15,764	(27,974)	13,422
Preferred distributions	(6,279)	—	—	—	(6,279)
Net income attributable to FelCor LP common unitholders	$7,143	$12,210	$15,764	$(27,974)	$7,143

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$236,049	$—	$—	$236,049
Percentage lease revenue	—	—	46,687	(46,687)	—
Other revenue	107	4,800	147	—	5,054
Total revenues	107	240,849	46,834	(46,687)	241,103

Expenses:
Hotel operating expenses	—	147,025	—	—	147,025
Taxes, insurance and lease expense	437	56,412	6,248	(46,687)	16,410
Corporate expenses	(138)	3,687	2,981	—	6,530
Depreciation and amortization	47	12,729	15,974	—	28,750
Other expenses	3	1,463	(55)	—	1,411
Total operating expenses	349	221,316	25,148	(46,687)	200,126
Operating income	(242)	19,533	21,686	—	40,977
Interest expense, net	(14,572)	3	(5,709)	—	(20,278)
Debt extinguishment	(28,446)	—	(2,377)	—	(30,823)
Other gains, net	—	—	166	—	166
Loss before equity in income from unconsolidated entities	(43,260)	19,536	13,766	—	(9,958)
Equity in income from consolidated entities	32,380	—	—	(32,380)	—
Equity in income from unconsolidated entities	7,297	227	(11)	—	7,513
Loss from continuing operations before income tax	(3,583)	19,763	13,755	(32,380)	(2,445)
Income tax	332	(501)	—	—	(169)
Loss from continuing operations	(3,251)	19,262	13,755	(32,380)	(2,614)
Loss from discontinued operations	—	—	(83)	—	(83)
Loss before loss on sale of hotels	(3,251)	19,262	13,672	(32,380)	(2,697)
Loss on sale of hotels, net	(108)	(3)	(439)	—	(550)
Net loss and comprehensive loss	(3,359)	19,259	13,233	(32,380)	(3,247)
Loss attributable to noncontrolling interests	—	251	(4)	—	247
Preferred distributions - consolidated joint venture	—	—	(359)	—	(359)
Net loss and comprehensive loss attributable to FelCor LP	(3,359)	19,510	12,870	(32,380)	(3,359)
Preferred distributions	(7,903)	—	—	—	(7,903)
Redemption of preferred units	(6,096)	—	—	—	(6,096)
Net loss attributable to FelCor LP common unitholders	$(17,358)	$19,510	$12,870	$(32,380)	$(17,358)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$446,218	$—	$—	$446,218
Percentage lease revenue	—	—	90,498	(90,498)	—
Other revenue	187	1,454	191	—	1,832
Total revenues	187	447,672	90,689	(90,498)	448,050

Expenses:
Hotel operating expenses	—	288,116	—	—	288,116
Taxes, insurance and lease expense	53	107,595	11,296	(90,498)	28,446
Corporate expenses	—	7,695	6,752	—	14,447
Depreciation and amortization	144	24,027	34,189	—	58,360
Impairment	—	6,333	—	—	6,333
Other expenses	419	2,213	338	—	2,970
Total operating expenses	616	435,979	52,575	(90,498)	398,672
Operating income	(429)	11,693	38,114	—	49,378
Interest expense, net	(29,262)	18	(10,383)	—	(39,627)
Other gains, net	—	—	100	—	100
Income before equity in income from unconsolidated entities	(29,691)	11,711	27,831	—	9,851
Equity in income from consolidated entities	37,841	—	—	(37,841)	—
Equity in income from unconsolidated entities	716	(121)	(23)	—	572
Income from continuing operations before income tax	8,866	11,590	27,808	(37,841)	10,423
Income tax	(164)	(226)	—	—	(390)
Income before loss on sale of hotels	8,702	11,364	27,808	(37,841)	10,033
Loss on sale of hotels, net	(250)	(757)	(337)	—	(1,344)
Net income and comprehensive income	8,452	10,607	27,471	(37,841)	8,689
Loss attributable to noncontrolling interests	—	313	174	—	487
Preferred distributions - consolidated joint venture	—	—	(724)	—	(724)
Net income and comprehensive income attributable to FelCor LP	8,452	10,920	26,921	(37,841)	8,452
Preferred distributions	(12,558)	—	—	—	(12,558)
Net loss attributable to FelCor LP common unitholders	$(4,106)	$10,920	$26,921	$(37,841)	$(4,106)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors		Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$449,334		$—	$—	$449,334
Percentage lease revenue	—	—		85,874	(85,874)	—
Other revenue	108	5,147		209	—	5,464
Total revenues	108	454,481		86,083	(85,874)	454,798

Expenses:
Hotel operating expenses	—	290,661		—	—	290,661
Taxes, insurance and lease expense	(191)	105,911		11,371	(85,874)	31,217
Corporate expenses	—	8,292		6,811	—	15,103
Depreciation and amortization	89	25,894		30,539	—	56,522
Other expenses	3	5,509		127	—	5,639
Total operating expenses	(99)	436,267		48,848	(85,874)	399,142
Operating income	207	18,214		37,235	—	55,656
Interest expense, net	(28,312)	6		(11,453)	—	(39,759)
Debt extinguishment	(28,446)	—		(2,450)	—	(30,896)
Other gains, net	—	—		166	—	166
Loss before equity in income from unconsolidated entities	(56,551)	18,220		23,498	—	(14,833)
Equity in income from consolidated entities	52,738	—		—	(52,738)	—
Equity in income from unconsolidated entities	7,644	41		(23)	—	7,662
Loss from continuing operations before income tax	3,831	18,261		23,475	(52,738)	(7,171)
Income tax	(142)	(196)		—	—	(338)
Loss from continuing operations	3,689	18,065		23,475	(52,738)	(7,509)
Loss from discontinued operations	—	4		(83)	—	(79)
Loss before gain on sale of hotels	3,689	18,069		23,392	(52,738)	(7,588)
Gain on sale of hotels, net	(279)	(12)		16,628	—	16,337
Net income and comprehensive income	3,410	18,057		40,020	(52,738)	8,749
Income attributable to noncontrolling interests	—	510		(5,142)	—	(4,632)
Preferred distributions - consolidated joint venture	—	—		(707)	—	(707)
Net income and comprehensive income attributable to FelCor LP	3,410	18,567		34,171	(52,738)	3,410
Preferred distributions	(17,581)	—		—	—	(17,581)
Redemption of preferred units	(6,096)	—	—	—	—	(6,096)
Net loss attributable to FelCor LP common unitholders	$(20,267)	$18,567		$34,171	$(52,738)	$(20,267)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(34,655)	$41,661	$64,559	$—	$71,565
Investing activities:
Improvements and additions to hotels	(7)	(15,093)	(16,809)	—	(31,909)
Net proceeds from asset sales	(723)	(533)	(205)	—	(1,461)
Insurance proceeds	—	—	94	—	94
Change in restricted cash - investing	—	(3,540)	(2,464)	—	(6,004)
Distributions from unconsolidated entities	386	—	—	—	386
Intercompany financing	87,950	—	—	(87,950)	—
Cash flows from investing activities	87,606	(19,166)	(19,384)	(87,950)	(38,894)
Financing activities:
Proceeds from borrowings	—	—	50,000	—	50,000
Repayment of borrowings	—	—	(27,145)	—	(27,145)
Payment of deferred financing fees	—	—	(12)	—	(12)
Distributions paid to noncontrolling interests	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	313	217	—	530
Repurchase of common units	(27,427)	—	—	—	(27,427)
Distributions paid to preferred unitholders	(12,558)	—	—	—	(12,558)
Distributions paid to common unitholders	(16,848)	—	—	—	(16,848)
Net proceeds from issuance of preferred capital - consolidated joint venture	—	—	597	—	597
Intercompany financing	—	(17,620)	(70,330)	87,950	—
Other	(667)	—	(729)	—	(1,396)
Cash flows from financing activities	(57,500)	(17,307)	(47,403)	87,950	(34,260)
Effect of exchange rate changes on cash	—	(9)	—	—	(9)
Change in cash and cash equivalents	(4,549)	5,179	(2,228)	—	(1,598)
Cash and cash equivalents at beginning of period	21,219	34,294	4,273	—	59,786
Cash and cash equivalents at end of period	$16,670	$39,473	$2,045	$—	$58,188

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(27,492)	$35,690	$60,750	$—	$68,948
Investing activities:
Improvements and additions to hotels	(129)	(15,483)	(10,145)	—	(25,757)
Hotel development	—	—	(21,637)	—	(21,637)
Net proceeds from asset sales	(306)	10	134,174	—	133,878
Insurance proceeds	274	—	—	—	274
Change in restricted cash - investing	—	(1,350)	(1,714)	—	(3,064)
Distributions from unconsolidated entities	6,303	—	—	—	6,303
Intercompany financing	167,009	—	—	(167,009)	—
Cash flows from investing activities	173,151	(16,823)	100,678	(167,009)	89,997
Financing activities:
Proceeds from borrowings	475,000	—	504,000	—	979,000
Repayment of borrowings	(545,440)	—	(504,616)	—	(1,050,056)
Payment of deferred financing fees	(8,261)	—	(5,661)	—	(13,922)
Distributions paid to preferred unitholders	(19,847)	—	—	—	(19,847)
Distributions paid to common unitholders	(10,765)	—	—	—	(10,765)
Net proceeds from common unit issuance	198,720	—	—	—	198,720
Distributions paid to noncontrolling interests	—	(85)	(15,893)	—	(15,978)
Contributions from noncontrolling interests	—	483	1,425	—	1,908
Redemption of preferred units	(169,986)	—	—	—	(169,986)
Net proceeds from issuance of preferred capital- consolidated joint venture	—	—	1,746	—	1,746
Intercompany financing	—	(18,229)	(148,780)	167,009	—
Other	(55)	—	(707)	—	(762)
Cash flows from financing activities	(80,634)	(17,831)	(168,486)	167,009	(99,942)
Effect of exchange rate changes on cash	—	(43)	—	—	(43)
Change in cash and cash equivalents	65,025	993	(7,058)	—	58,960
Cash and cash equivalents at beginning of period	5,717	32,923	8,507	—	47,147
Cash and cash equivalents at end of period	$70,742	$33,916	$1,449	$—	$106,107

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Revenue per available room, or RevPAR, for our 39 same-store hotels (which excludes The Knickerbocker) increased 2.6% in the second quarter of 2016 compared to the same period last year, driven by a 2.0% increase in average daily rate, or ADR, and a 0.6% increase in occupancy.
In our continuing effort to increase long-term stockholder value, we look for opportunities to redeploy capital to achieve higher returns and strengthen our balance sheet. In accordance with our 2015 strategic plan, our Board approved selling five hotels. We have agreed to sell two hotels, the Renaissance Esmeralda Indian Wells Resort and the Holiday Inn Nashville Airport for $76 million and $32 million, respectively. We received non-refundable deposits of $4.8 million, with scheduled closing dates of August 1 and September 1, respectively. We will repay our line of credit with the proceeds. We continue to market our three New York hotels.
In 2015, our Board approved a common stock repurchase program, under which we may spend up to $100 million repurchasing shares of our common stock through October 2017. We may repurchase shares in transactions on the open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans, in accordance with applicable securities laws and other restrictions. During the first six months of 2016, we repurchased 4.1 million shares of common stock for $27.4 million (including commissions) for an average price of $6.61 per share. To date, we have repurchased 6.1 million shares of common stock for $41.9 million (including commissions) at an average price of $6.81 per share. We intend to continue to repurchase shares of our common stock while they trade at a significant discount to net asset value.

Results of Operations
Comparison of the Three Months ended June 30, 2016 and 2015
For the three months ended June 30, 2016, we recorded net income of $13.8 million compared to a $3.2 million net loss for the same period last year. Our 2016 net income includes a $6.3 million impairment charge. Our 2015 net loss included debt extinguishment charges of $30.8 million, partially offset by $3.7 million in net revenue attributable to a favorable settlement of a commercial dispute. Additionally, during the three months ended June 30, 2015, one of our unconsolidated joint ventures sold a hotel, the gain from which increased our equity in income from unconsolidated entities by $7.1 million.
For the three months ended June 30, 2016:

•
Hotel operating revenue increased $712,000, which includes a $4.7 million net reduction in revenue for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, hotel operating revenue increased 2.5% from last year. The increase was driven by a 2.6% increase in same-store RevPAR, reflecting a 2.0% increase in ADR and a 0.6% increase in occupancy.

•	Other revenue decreased $3.9 million, which primarily reflects a favorable $3.7 million net settlement of a commercial dispute in 2015.

•
Hotel departmental expenses increased $1.3 million, which includes a $687,000 net reduction in expense for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, hotel departmental expenses increased slightly to 33.7% of hotel operating revenue from 33.6% last year.

•
Other property-related costs declined $1.8 million, including a $3.2 million net reduction in expense for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, other property-related costs increased slightly to 23.7% of hotel operating revenue from 23.6% last year.

•
Management and franchise fees declined $701,000, including a $500,000 net reduction in expense for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, these costs decreased slightly to 3.7% of hotel operating revenue from 3.8% last year.

•
Taxes, insurance and lease expense declined $1.5 million, most of which is primarily attributable to a net reduction in expense for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, these expenses decreased slightly to 6.5% of hotel operating revenue from 6.7% last year.

•
Corporate expenses declined $483,000, which primarily reflects a change in stock compensation expense associated with variable stock awards (our stock price has declined since the same period last year).

•
Depreciation and amortization expense increased $427,000 primarily attributable to depreciation of The Knickerbocker after the hotel was placed in service during 2015, partially offset by depreciation of hotels sold in 2015.

•	Impairment loss for 2016 was $6.3 million resulting from an accepted third-party offer to purchase a hotel. We recorded no impairment loss for the same period last year.

•	Other expenses increased $731,000 from the same period last year. This change is primarily attributable to a litigation settlement in the current period.

•
Net interest expense declined $371,000. We completed certain renovation and redevelopment projects, including The Knickerbocker, in 2015 resulting in lower capitalized interest in the current year as compared to the same period last year. Excluding the change in capitalized interest, interest expense declined by $1.7 million.

•
Debt extinguishment. For the three months ended June 30, 2015, we recorded $30.8 million in debt extinguishment charges (which included a $10.4 million write-off of deferred loan costs), primarily related to redeeming our 6.75% senior secured notes.

•	Equity in income from unconsolidated entities decreased $6.8 million, primarily reflecting the 2015 sale of a hotel owned by one of our unconsolidated joint ventures.
Comparison of the Six Months ended June 30, 2016 and 2015
For the six months ended June 30, 2016, we recorded net income of $8.7 million, which is consistent with net income for the same period last year. Our 2016 net income includes a $6.3 million impairment charge. Our 2015 net income included debt extinguishment charges of $30.9 million, offset by a net gain on hotel sales of $16.3 million and $3.7 million in net revenue attributable to a favorable settlement of a commercial dispute. Additionally, during the six months ended June 30, 2015, one of our unconsolidated joint ventures sold a hotel, the gain from which increased our equity in income from unconsolidated entities by $7.1 million.

For the six months ended June 30, 2016:

•
Hotel operating revenue declined $3.1 million, including a $17.4 million net reduction in revenue for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, hotel operating revenue increased 3.4% from last year. The increase was driven by a 3.5% increase in same-store RevPAR, reflecting a 2.6% increase in ADR and a 0.9% increase in occupancy.

•	Other revenue decreased $3.6 million, which primarily reflects a favorable $3.7 million net settlement of a commercial dispute in 2015.

•
Hotel departmental expenses increased $1.1 million, which includes a $3.0 million net reduction in expense for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, hotel departmental expenses decreased slightly to 34.7% of hotel operating revenue from 34.9% last year.

•
Other property-related costs declined $3.1 million, including a $6.8 million net reduction in expense for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, other property-related costs are 24.8% of hotel operating revenue, which is consistent with the same period last year.

•
Management and franchise fees declined $561,000, including a $1.4 million net reduction in expense for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, these costs are 4.0% of hotel operating revenue, which is consistent with the same period last year.

•
Taxes, insurance and lease expense declined $2.8 million, including a $3.1 million net reduction in expense for hotels that have been disposed of, classified as held for sale or recently opened. Excluding these hotels, these expenses decreased slightly to 6.5% of hotel operating revenue from 6.6% last year.

•
Corporate expenses declined $656,000, which primarily reflects a change in stock compensation expense associated with variable stock awards (our stock price has declined since the same period last year).

•
Depreciation and amortization expense increased $1.8 million primarily attributable to depreciation of The Knickerbocker after the hotel was placed in service during 2015, partially offset by depreciation of hotels sold in 2015.

•	Impairment loss for 2016 was $6.3 million resulting from an accepted third-party offer to purchase a hotel. We recorded no impairment loss for the same period last year.

•
Other expenses declined $2.7 million from the same period last year. This change is primarily attributable to pre-opening costs incurred in 2015 for The Knickerbocker, partially offset by an increase in expense for a litigation settlement.

•
Net interest expense declined $132,000. We completed certain renovation and redevelopment projects, including The Knickerbocker, in 2015 resulting in lower capitalized interest in the current year as compared to the same period last year. Excluding the change in capitalized interest, interest expense declined by $4.8 million.

•
Debt extinguishment. For the six months ended June 30, 2015, we recorded $30.9 million in debt extinguishment charges (which included a $10.5 million write-off of deferred loan costs), primarily related to redeeming our 6.75% senior secured notes.

•	Equity in income from unconsolidated entities decreased $7.1 million, primarily reflecting the 2015 sale of a hotel owned by one of our unconsolidated joint ventures.

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

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended June 30,
	2016			2015
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$13,770			$(3,247)
Noncontrolling interests	(15)			322
Preferred dividends	(6,279)			(7,903)
Redemption of preferred stock	—			(6,096)
Preferred distributions - consolidated joint venture	(364)			(359)
Net income (loss) attributable to FelCor common stockholders	7,112			(17,283)
Less: Dividends declared on unvested restricted stock	(35)			(13)
Basic and diluted earnings per share data	7,077	138,182	0.05	(17,296)	140,322	(0.12)
Restricted stock units	—	496	—	—	—	—
Diluted earnings per share data	7,077	138,678	0.05	(17,296)	140,322	(0.12)
Depreciation and amortization	29,177	—	0.21	28,750	—	0.21
Depreciation, unconsolidated entities and other partnerships	469	—	—	546	—	—
Impairment loss	6,333	—	0.05	—	—	—
Gain on sale of hotel in unconsolidated entity	—	—	—	(7,113)	—	(0.05)
Loss on sale of hotels, net of noncontrolling interests in other partnerships	630	—	—	631	—	—
Other gains	(100)	—	—	(100)	—	—
Noncontrolling interests in FelCor LP	31	611	—	(75)	611	—
Dividends declared on unvested restricted stock	35	66	—	13	57	—
Conversion of unvested restricted stock units	—	—	—	—	1,478	—
FFO*	43,652	139,355	0.31	5,356	142,468	0.04
Debt extinguishment	—	—	—	30,823	—	0.22
Debt extinguishment, unconsolidated entities	—	—	—	330	—	—
Severance costs	27	—	—	—	—	—
Variable stock compensation	(789)	—	(0.01)	(72)	—	—
Abandoned projects	383	—	0.01	—	—	—
Redemption of preferred stock	—	—	—	6,096	—	0.04
Contract dispute recovery	—	—	—	(3,717)	—	(0.03)
Litigation settlement	650	—	0.01	—	—	—
Pre-opening costs, net of noncontrolling interests	191	—	—	523	—	0.01
Adjusted FFO*	$44,114	139,355	$0.32	$39,339	142,468	$0.28

* FFO and Adjusted FFO are attributable to FelCor common stockholders and FelCor LP common unitholders other than FelCor.

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Six Months Ended June 30,
	2016			2015
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income	$8,689			$8,749
Noncontrolling interests	504			(4,543)
Preferred dividends	(12,558)			(17,581)
Preferred distributions - consolidated joint venture	(724)			(707)
Redemption of preferred stock	—			(6,096)
Net loss attributable to FelCor common stockholders	(4,089)			(20,178)
Less: Dividends declared on unvested restricted stock	(73)			(26)
Basic and diluted earnings per share data	(4,162)	138,930	$(0.03)	(20,204)	132,465	$(0.15)
Depreciation and amortization	58,360	—	0.42	56,522	—	0.42
Depreciation, unconsolidated entities and other partnerships	936	—	0.01	1,258	—	0.01
Impairment loss	6,333	—	0.05	—	—	—
Gain on sale of hotel in unconsolidated entity	—	—	—	(7,113)	—	(0.05)
Loss (gain) on sale of hotels, net of noncontrolling interests in other partnerships	1,344	—	—	(11,249)	—	(0.09)
Other gains	(100)	—	—	(100)	—	—
Noncontrolling interests in FelCor LP	(17)	611	—	(89)	611	—
Dividends declared on unvested restricted stock	73	22	—	26	34	—
Conversion of unvested restricted stock units	—	451	—	—	1,332	—
FFO*	62,767	140,014	0.45	19,051	134,442	0.14
Debt extinguishment	—	—	—	30,895	—	0.23
Debt extinguishment, unconsolidated entities	—	—	—	330	—	—
Severance costs	27	—	—	—	—	—
Variable stock compensation	(27)	—	—	925	—	0.01
Redemption of preferred stock	—	—	—	6,096	—	0.05
Contract dispute recovery	—	—	—	(3,717)	—	(0.03)
Litigation settlement	650	—	0.01	—	—	—
Abandoned projects	615	—	—	—	—	—
Pre-opening costs, net of noncontrolling interests	245	—	—	4,047	—	0.03
Adjusted FFO*	$64,277	140,014	$0.46	$57,627	134,442	$0.43

* FFO and Adjusted FFO are attributable to FelCor common stockholders and FelCor LP common unitholders other than FelCor.

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$13,770	$(3,247)	$8,689	$8,749
Depreciation and amortization	29,177	28,750	58,360	56,522
Depreciation, unconsolidated entities and other partnerships	469	546	936	1,258
Interest expense	19,923	20,284	39,655	39,770
Interest expense, unconsolidated entities and other partnerships	90	141	190	343
Income taxes	(25)	—	390	—
Noncontrolling interests in preferred distributions, consolidated joint venture	(18)	—	(36)	—
Noncontrolling interests in other partnerships	16	247	487	(4,632)
EBITDA*	63,402	46,721	108,671	102,010
Impairment loss	6,333	—	6,333	—
Debt extinguishment	—	30,823	—	30,895
Debt extinguishment, unconsolidated entities	—	330	—	330
Gain on sale of hotel in unconsolidated entity	—	(7,113)	—	(7,113)
Loss (gain) on sale of hotels, net of noncontrolling interests in other partnerships	630	631	1,344	(11,249)
Other gains	(100)	(100)	(100)	(100)
Amortization of fixed stock and directors’ compensation	1,693	1,701	3,627	3,563
Severance costs	27	—	27	—
Abandoned projects	383	—	615	—
Variable stock compensation	(789)	(72)	(27)	925
Contract dispute recovery	—	(3,717)	—	(3,717)
Litigation settlement	650	—	650	—
Pre-opening costs, net of noncontrolling interests	191	523	245	4,047
Adjusted EBITDA*	72,420	69,727	121,385	119,591
Adjusted EBITDA from hotels disposed, held for sale or recently opened	(2,751)	(2,063)	(1,413)	(5,264)
Same-store Adjusted EBITDA*	$69,669	$67,664	$119,972	$114,327

* EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA are attributable to FelCor common stockholders and FelCor LP unitholders other than FelCor.

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Same-store operating revenue:
Room	$172,225	$167,875	$326,655	$313,808
Food and beverage	41,111	40,146	79,383	78,253
Other operating departments	11,688	11,571	22,485	22,220
Same-store operating revenue	225,024	219,592	428,523	414,281
Same-store operating expense:
Room	41,694	40,251	82,102	78,210
Food and beverage	30,022	29,222	59,000	58,098
Other operating departments	4,015	4,226	7,782	8,468
Other property related costs	53,273	51,865	106,306	102,574
Management and franchise fees	8,246	8,447	17,340	16,540
Taxes, insurance and lease expense	13,808	13,821	26,619	26,251
Same-store operating expense	151,058	147,832	299,149	290,141
Hotel EBITDA	$73,966	$71,760	$129,374	$124,140
Hotel EBITDA Margin	32.9%	32.7%	30.2%	30.0%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Same-store operating revenue	$225,024	$219,592	$428,523	$414,281
Other revenue	1,145	5,054	1,832	5,464
Revenue from hotels disposed, held for sale and recently opened(a)	11,737	16,457	17,695	35,053
Total revenue	237,906	241,103	448,050	454,798
Same-store operating expense	151,058	147,832	299,149	290,141
Consolidated hotel lease expense(b)	1,359	2,134	2,161	4,238
Unconsolidated taxes, insurance and lease expense	(517)	(773)	(969)	(1,514)
Corporate expenses	6,047	6,530	14,447	15,103
Depreciation and amortization	29,177	28,750	58,360	56,522
Impairment loss	6,333	—	6,333	—
Expenses from hotels disposed, held for sale and recently opened(a)	8,851	14,242	16,221	29,013
Other expenses	2,142	1,411	2,970	5,639
Total operating expense	204,450	200,126	398,672	399,142
Operating income	$33,456	$40,977	$49,378	$55,656

(a)
Under GAAP, we include the operating performance for disposed, held for sale and recently-opened hotels in continuing operations in our statements of operations. However, for purposes of our Non-GAAP reporting metrics, we have excluded the results of these hotels to provide a meaningful same-store comparison.

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

FFO and EBITDA

The National Association of Real Estate Investment Trusts, or “NAREIT,” defines FFO as net income or loss attributable to parent (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation, amortization and impairment losses. FFO for unconsolidated partnerships and joint ventures are calculated on the same basis. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

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

Adjustments to FFO and EBITDA
We adjust FFO and EBITDA when evaluating our performance because management believes that the exclusion of certain additional items provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted FFO, and Adjusted EBITDA when combined with GAAP net income (loss) attributable to FelCor, EBITDA and FFO, is beneficial to an investor’s better understanding of our operating performance.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at June 30, 2016, our pro rata share of hotel rooms after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at June 30, 2016
Consolidated Hotels(a)	40	12,272
Unconsolidated hotel operations	1	171
Total hotels	41	12,443

50% joint ventures	2	(216)
95% joint venture	1	(17)
Pro rata rooms attributed to joint venture partners		(233)
Pro rata share of rooms owned		12,210

(a) Includes The Knickerbocker, which opened in February 2015.

Hotel Operating Statistics

	Occupancy (%)			ADR ($)			RevPar ($)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Same-store Hotels	2016	2015	%Change	2016	2015	%Change	2016	2015	%Change
Embassy Suites Atlanta-Buckhead	80.7	81.5	(1.0)	154.42	147.38	4.8	124.66	120.14	3.8
DoubleTree Suites by Hilton Austin	88.6	81.2	9.1	217.74	221.84	(1.9)	193.01	180.22	7.1
Embassy Suites Birmingham	80.3	79.1	1.5	143.14	138.58	3.3	114.88	109.59	4.8
The Fairmont Copley Plaza, Boston	83.2	84.3	(1.3)	366.02	361.24	1.3	304.57	304.48	—
Wyndham Boston Beacon Hill	86.9	85.4	1.8	258.35	262.02	(1.4)	224.62	223.83	0.4
Embassy Suites Boston-Marlborough	77.2	78.8	(2.1)	175.60	172.34	1.9	135.52	135.78	(0.2)
Sheraton Burlington Hotel & Conference Center	72.0	73.3	(1.8)	123.44	123.39	—	88.86	90.48	(1.8)
The Mills House Wyndham Grand Hotel, Charleston	91.7	90.9	0.9	262.48	257.83	1.8	240.67	234.31	2.7
Embassy Suites Dallas-Love Field(1)	78.5	91.0	(13.7)	141.99	131.01	8.4	111.52	119.25	(6.5)
Embassy Suites Deerfield Beach-Resort & Spa	81.3	82.6	(1.6)	174.71	182.66	(4.4)	142.02	150.93	(5.9)
Embassy Suites Fort Lauderdale 17th Street	79.9	81.6	(2.0)	157.06	152.46	3.0	125.52	124.34	0.9
Wyndham Houston-Medical Center Hotel & Suites	80.3	79.7	0.8	152.72	154.07	(0.9)	122.70	122.77	(0.1)
Renaissance Esmeralda Indian Wells Resort & Spa	57.7	53.4	7.9	215.15	205.28	4.8	124.08	109.72	13.1
Embassy Suites Los Angeles-International Airport/South	85.5	82.8	3.3	173.74	160.79	8.1	148.63	133.18	11.6
Embassy Suites Mandalay Beach-Hotel & Resort	86.4	84.4	2.3	233.46	210.74	10.8	201.60	177.96	13.3
Embassy Suites Miami-International Airport	84.5	87.4	(3.3)	130.21	134.11	(2.9)	110.04	117.19	(6.1)
Embassy Suites Milpitas-Silicon Valley	84.8	86.5	(2.0)	203.16	196.09	3.6	172.20	169.64	1.5
Embassy Suites Minneapolis-Airport	78.6	77.0	2.2	157.60	153.00	3.0	123.91	117.75	5.2
Embassy Suites Myrtle Beach-Oceanfront Resort	79.0	80.0	(1.2)	196.75	198.44	(0.8)	155.45	158.67	(2.0)
Hilton Myrtle Beach Resort	74.3	76.2	(2.5)	158.89	153.36	3.6	118.12	116.87	1.1
Embassy Suites Napa Valley	83.6	84.7	(1.3)	257.77	239.75	7.5	215.39	203.06	6.1
Holiday Inn Nashville Airport	82.6	68.7	20.3	129.53	118.37	9.4	107.00	81.29	31.6
Wyndham New Orleans-French Quarter	81.2	74.0	9.7	151.61	161.25	(6.0)	123.14	119.34	3.2
Morgans New York	89.2	86.4	3.3	282.60	301.09	(6.1)	252.11	260.12	(3.1)
Royalton New York	87.5	89.0	(1.7)	309.77	317.23	(2.4)	270.90	282.37	(4.1)
Embassy Suites Orlando-International Drive South/Convention Center(1)	73.3	85.8	(14.6)	138.31	146.04	(5.3)	101.34	125.36	(19.2)
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	91.7	93.8	(2.3)	138.99	137.68	1.0	127.39	129.16	(1.4)
Wyndham Philadelphia Historic District	85.3	74.5	14.5	163.19	179.96	(9.3)	139.25	134.14	3.8
Sheraton Philadelphia Society Hill Hotel	81.4	81.0	0.5	193.05	188.62	2.3	157.15	152.74	2.9
Embassy Suites Phoenix-Biltmore	70.5	70.1	0.6	159.69	153.52	4.0	112.58	107.64	4.6
Wyndham Pittsburgh University Center	77.7	78.8	(1.4)	153.69	152.91	0.5	119.43	120.57	(0.9)
Wyndham San Diego Bayside	77.9	84.5	(7.7)	161.97	151.98	6.6	126.25	128.37	(1.7)
Embassy Suites San Francisco Airport-South San Francisco	89.4	90.3	(1.1)	208.42	197.38	5.6	186.23	178.31	4.4
Embassy Suites San Francisco Airport-Waterfront	92.0	87.0	5.7	207.43	208.92	(0.7)	190.75	181.82	4.9
Holiday Inn San Francisco-Fisherman’s Wharf	89.8	90.7	(1.0)	207.18	204.91	1.1	186.12	185.85	0.1
San Francisco Marriott Union Square	90.8	86.5	4.9	291.00	279.42	4.1	264.08	241.82	9.2
Wyndham Santa Monica At the Pier	87.1	85.9	1.3	273.84	255.68	7.1	238.44	219.75	8.5
Embassy Suites Secaucus-Meadowlands	79.5	81.4	(2.4)	188.41	192.12	(1.9)	149.73	156.48	(4.3)
The Vinoy Renaissance St. Petersburg Resort & Golf Club	83.9	84.3	(0.4)	220.88	210.15	5.1	185.39	177.09	4.7
Same-store Hotels	81.6	81.1	0.6	194.28	190.42	2.0	158.48	154.48	2.6

(1) Hotel under renovation in 2016

Hotel Operating Statistics

	Occupancy (%)			ADR ($)			RevPar ($)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Same-store Hotels	2016	2015	%Change	2016	2015	%Change	2016	2015	%Change
Embassy Suites Atlanta-Buckhead	80.8	80.2	0.8	156.78	149.34	5.0	126.72	119.72	5.9
DoubleTree Suites by Hilton Austin	85.7	81.7	5.0	228.52	235.74	(3.1)	195.94	192.52	1.8
Embassy Suites Birmingham	80.5	78.1	3.0	138.46	137.15	1.0	111.40	107.08	4.0
The Fairmont Copley Plaza, Boston	73.6	73.0	0.8	316.53	314.81	0.5	232.97	229.76	1.4
Wyndham Boston Beacon Hill	75.4	76.8	(1.9)	218.60	219.52	(0.4)	164.74	168.69	(2.3)
Embassy Suites Boston-Marlborough	71.0	75.7	(6.2)	171.95	167.64	2.6	122.04	126.83	(3.8)
Sheraton Burlington Hotel & Conference Center	70.3	69.5	1.1	108.67	113.12	(3.9)	76.36	78.59	(2.8)
The Mills House Wyndham Grand Hotel, Charleston	84.9	84.7	0.2	236.39	230.98	2.3	200.65	195.61	2.6
Embassy Suites Dallas-Love Field(1)	81.9	91.4	(10.4)	142.78	132.34	7.9	116.94	120.93	(3.3)
Embassy Suites Deerfield Beach-Resort & Spa	84.8	87.3	(2.9)	224.15	223.40	0.3	189.99	195.01	(2.6)
Embassy Suites Fort Lauderdale 17th Street	86.6	87.4	(0.9)	197.07	185.41	6.3	170.75	162.13	5.3
Wyndham Houston-Medical Center Hotel & Suites	83.2	79.9	4.1	156.30	157.45	(0.7)	130.01	125.77	3.4
Renaissance Esmeralda Indian Wells Resort & Spa	63.1	62.9	0.4	223.59	218.22	2.5	141.18	137.30	2.8
Embassy Suites Los Angeles-International Airport/South	87.8	81.8	7.3	168.08	154.52	8.8	147.52	126.38	16.7
Embassy Suites Mandalay Beach-Hotel & Resort	81.5	78.7	3.5	221.16	196.75	12.4	180.29	154.93	16.4
Embassy Suites Miami-International Airport	88.0	90.7	(3.0)	165.04	167.91	(1.7)	145.23	152.31	(4.7)
Embassy Suites Milpitas-Silicon Valley	82.8	82.7	—	207.29	195.48	6.0	171.56	161.71	6.1
Embassy Suites Minneapolis-Airport	73.7	74.7	(1.3)	151.13	147.71	2.3	111.36	110.28	1.0
Embassy Suites Myrtle Beach-Oceanfront Resort	73.8	71.0	3.9	165.49	166.47	(0.6)	122.14	118.23	3.3
Hilton Myrtle Beach Resort	61.2	62.5	(2.0)	138.46	133.73	3.5	84.79	83.57	1.5
Embassy Suites Napa Valley	81.8	81.0	0.9	220.76	211.48	4.4	180.47	171.27	5.4
Holiday Inn Nashville Airport	74.1	62.3	18.9	122.34	111.96	9.3	90.62	69.77	29.9
Wyndham New Orleans-French Quarter	77.5	70.1	10.5	153.40	164.26	(6.6)	118.84	115.17	3.2
Morgans New York	81.0	76.2	6.3	251.21	264.75	(5.1)	203.56	201.81	0.9
Royalton New York	81.8	84.1	(2.7)	276.32	283.61	(2.6)	226.15	238.61	(5.2)
Embassy Suites Orlando-International Drive South/Convention Center(1)	80.7	86.7	(6.9)	159.03	158.09	0.6	128.35	137.02	(6.3)
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	92.0	93.3	(1.5)	152.24	144.71	5.2	140.00	135.05	3.7
Wyndham Philadelphia Historic District	70.2	60.0	16.9	148.58	159.93	(7.1)	104.26	96.01	8.6
Sheraton Philadelphia Society Hill Hotel	68.2	67.1	1.7	176.18	173.87	1.3	120.20	116.61	3.1
Embassy Suites Phoenix-Biltmore	74.3	77.0	(3.6)	203.61	195.56	4.1	151.23	150.67	0.4
Wyndham Pittsburgh University Center	66.6	69.0	(3.5)	144.69	144.09	0.4	96.32	99.36	(3.1)
Wyndham San Diego Bayside	77.7	81.1	(4.1)	149.61	144.46	3.6	116.28	117.10	(0.7)
Embassy Suites San Francisco Airport-South San Francisco	87.4	88.7	(1.4)	202.90	188.07	7.9	177.31	166.76	6.3
Embassy Suites San Francisco Airport-Waterfront	88.6	85.3	3.8	205.97	204.19	0.9	182.50	174.23	4.7
Holiday Inn San Francisco-Fisherman’s Wharf	85.9	85.1	1.0	201.21	192.72	4.4	172.85	163.93	5.4
San Francisco Marriott Union Square	89.7	85.9	4.5	305.12	280.11	8.9	273.65	240.49	13.8
Wyndham Santa Monica At the Pier	87.4	84.9	3.0	266.11	241.65	10.1	232.64	205.20	13.4
Embassy Suites Secaucus-Meadowlands	67.0	74.0	(9.4)	181.51	185.58	(2.2)	121.68	137.28	(11.4)
The Vinoy Renaissance St. Petersburg Resort & Golf Club	86.0	86.5	(0.5)	239.00	231.41	3.3	205.65	200.18	2.7
Same-store Hotels	78.6	78.0	0.9	191.15	186.24	2.6	150.29	145.18	3.5

(1) Hotel under renovation in 2016

Hotel Portfolio
The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at June 30, 2016.

Consolidated Hotels	Rooms
Embassy Suites Atlanta-Buckhead	316
DoubleTree Suites by Hilton Austin	188
Embassy Suites Birmingham	242
The Fairmont Copley Plaza, Boston	383
Wyndham Boston Beacon Hill	304
Embassy Suites Boston-Marlborough	229
Sheraton Burlington Hotel & Conference Center	309
The Mills House Wyndham Grand Hotel, Charleston	216
Embassy Suites Dallas-Love Field	248
Embassy Suites Deerfield Beach-Resort & Spa	244
Embassy Suites Fort Lauderdale 17th Street	361
Wyndham Houston-Medical Center Hotel & Suites	287
Renaissance Esmeralda Indian Wells Resort & Spa	560
Embassy Suites Los Angeles-International Airport/South	349
Embassy Suites Mandalay Beach-Hotel & Resort	250
Embassy Suites Miami-International Airport	318
Embassy Suites Milpitas-Silicon Valley	266
Embassy Suites Minneapolis-Airport	310
Embassy Suites Myrtle Beach-Oceanfront Resort	255
Hilton Myrtle Beach Resort	385
Embassy Suites Napa Valley	205
Holiday Inn Nashville Airport	383
Wyndham New Orleans-French Quarter	374
The Knickerbocker New York	330
Morgans New York	117
Royalton New York	168
Embassy Suites Orlando-International Drive South/Convention Center	244
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	229
Wyndham Philadelphia Historic District	364
Sheraton Philadelphia Society Hill Hotel	364
Embassy Suites Phoenix-Biltmore	232
Wyndham Pittsburgh University Center	251
Wyndham San Diego Bayside	600
Embassy Suites San Francisco Airport-South San Francisco	312
Embassy Suites San Francisco Airport-Waterfront	340
Holiday Inn San Francisco-Fisherman’s Wharf	585
San Francisco Marriott Union Square	400
Wyndham Santa Monica At the Pier	132
Embassy Suites Secaucus-Meadowlands(a)	261
The Vinoy Renaissance St. Petersburg Resort & Golf Club	361
12,272
Unconsolidated Hotel
Chateau LeMoyne-French Quarter, New Orleans(a)	171

(a)	We own a 50% interest in this property.

Liquidity and Capital Resources
Operating Activities
For the six months ended June 30, 2016, RevPAR at our same-store hotels increased 3.5%, driven by a 2.6% increase in ADR and a 0.9% increase in occupancy. We expect our RevPAR will increase 3.0% to 4.0% during 2016, primarily from higher ADR, and our operations will generate $150 million to $155 million of cash flow this year.
At June 30, 2016, we had $58.2 million of cash and cash equivalents, including $39.5 million held by third-party management companies. During the first six months of 2016, our operations (primarily hotel operations) provided $71.6 million in cash, $2.6 million more than the same period last year. The higher operating cash flow for the six months ended June 30, 2016 compared to the same period in 2015 is primarily related to the January 2015 payment of approximately $5.9 million in connection with a commercial dispute that was partially recovered in August 2015, partially offset by a decline in cash from operations in the current period due to the sale of hotels in 2015.
Investing Activities
During the six months ended June 30, 2016, cash used in investing activities was $38.9 million compared to cash provided by investing activities of $90.0 million last year. During the six months ended June 30, 2015, we sold hotels for $133.9 million in aggregate net proceeds. Additionally, in 2015 we sold an unconsolidated joint venture resulting in higher distributions compared to the current year.
During 2016, we plan to invest approximately $60 million in renovations as part of our long-term capital plan. In addition, we expect to invest approximately $15 million in redevelopment projects this year. Through June 30, we have spent $6.2 million more this year on renovation and redevelopment projects at our hotels than last year. In 2015, we completed developing The Knickerbocker. Accordingly, we spent $21.6 million on the development of that hotel during the first six months of 2015 as we wound down that project. After winding down The Knickerbocker and other capital projects, less interest was capitalized in the current period as compared to the same period last year.
Financing Activities
During the six months ended June 30, 2016, cash used in financing activities was $34.3 million, $65.7 million less than cash used in financing activities for the same period last year. The following financing transactions took place during the first six months of 2015:

•
We issued our $475 million 6% senior notes (resulting in deferred financing fees of $8.3 million) and used the proceeds, in addition to cash on hand, to repurchase and redeem our $525 million (face value) 6.75% senior notes;

•	We amended and restated our line of credit (resulting in deferred financing fees of $5.6 million) and used funds drawn on the line of credit to repay a $140 million secured loan;

•	We repaid $62.1 million of secured debt using sale proceeds;

•	We issued 18.4 million shares of our common stock for net proceeds of approximately $199 million;

•
We used proceeds from selling our common stock to redeem all of our outstanding shares of 8% Series C preferred stock for an aggregate redemption price of $170.4 million (including $491,000 of accrued dividends);

•	We received $1.7 million of additional net proceeds from selling preferred equity interests pursuant to the EB-5 Immigrant Investor Program by The Knickerbocker consolidated joint venture; and

•	We increased our distributions to non-controlling interest holders to $16.0 million primarily due to selling a hotel in a consolidated joint venture.
Due to the significant decline in our stock price during 2015, we implemented a repurchase program in December 2015. During the first six months of 2016, we repurchased 4.1 million shares of common stock for $27.4 million (including commissions) at an average price of $6.61 per share.
In 2016, we expect to make approximately $3 million of scheduled principal payments and pay $25 million of preferred dividends and $33 million in common dividends (assuming no change to our current quarterly dividend), all of which will be funded from operating cash flow and cash on hand. We also expect to use proceeds from selling hotels to repay debt, repurchase common stock and take advantage of future value-creation opportunities.
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
Senior Notes. Our senior notes, which are guaranteed by FelCor, require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. In addition, our 5.625% senior secured notes are secured by a combination of first lien mortgages and related security interests on nine hotels, as well as pledges of equity interests in certain subsidiaries of FelCor LP, and our 6.0% senior unsecured notes require us to maintain a minimum amount of unencumbered assets.
Interest Rate Caps. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at June 30, 2016 and December 31, 2015. We have not designated the interest rate cap as a hedge, and it had an insignificant fair value at June 30, 2016 and December 31, 2015, resulting in no impact on earnings.

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
At June 30, 2016, approximately 79% of our consolidated debt bears fixed-rate interest.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents scheduled maturities and weighted average interest rates by maturity dates. The fair value of our debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market yields.
Expected Maturity Date
at June 30, 2016
(dollars in thousands)

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$1,515	$2,637	$2,954	$3,106	$3,245	$1,138,352	$1,151,809	$1,162,246
Average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	5.70%	5.69%
Floating-rate:
Debt	—	85,000	—	214,000	—	—	299,000	298,606
Average interest rate (a)	—	3.72%	—	3.80%	—	—	3.78%
Total debt	$1,515	$87,637	$2,954	$217,106	$3,245	$1,138,352	$1,450,809
Average interest rate	4.95%	3.76%	4.95%	3.82%	4.95%	5.70%	5.30%
Unamortized debt issuance costs							(17,106)
Debt, net of unamortized debt issuance costs							$1,433,703

(a)	The average floating interest rate considers the implied forward rates in the yield curve at June 30, 2016.

Item 4.	Controls and Procedures.
Controls and Procedures (FelCor Lodging Trust Incorporated)
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Controls and Procedures (FelCor Lodging Limited Partnership)
Under the supervision and with the participation of our management, including FelCor’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, FelCor’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The following table provides the information with respect to purchases of shares of our common stock during each of the months in the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1, 2016 - April 30, 2016	309,071	$7.73	309,071	$64,174,969
May 1, 2016 - May 31, 2016	496,851	$6.68	496,851	$60,857,704
June 1, 2016 - June 30, 2016	379,058	$6.51	379,058	$58,391,685
Total	1,184,980	$6.90	1,184,980

Item 6.    Exhibits.
The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

10.1*	Amended 2014 Equity Compensation Plan.

10.2*	Form of Equity Grant Agreement (Time Vesting).

10.3*	Form of Performance Equity Grant Agreement (Market Performance).

10.4*	Form of Performance Equity Grant Agreement (Financial Performance).

10.5*	Form of Restricted Stock Award.

10.6*	General Terms and Conditions Applicable to Restricted Stock Awards.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor.

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.
----------------------
*Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) FelCor’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015; (iii) FelCor’s Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and 2015; (iv) FelCor’s Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; (v) FelCor LP’s Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (vi) FelCor LP’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015; (vii) FelCor LP’s Consolidated Statements of Partners’ Capital for the six months ended June 30, 2016 and 2015; (viii) FelCor LP’s Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (ix) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED
a Maryland corporation

Date: July 29, 2016	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Treasurer

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: July 29, 2016	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Treasurer