Form 10-Q
period 2016-09-30
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2016-11-01
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

At October 27, 2016, FelCor Lodging Trust Incorporated had issued and outstanding 137,788,455 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended September 30, 2016, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	September 30, 2016	December 31, 2015
Assets
Investment in hotels, net of accumulated depreciation of $912,561 and $899,575 at September 30, 2016 and December 31, 2015, respectively	$1,572,082	$1,729,531
Investment in unconsolidated entities	9,405	9,575
Cash and cash equivalents	50,350	59,786
Restricted cash	22,130	17,702
Accounts receivable, net of allowance for doubtful accounts of $182 and $204 at September 30, 2016 and December 31, 2015, respectively	46,745	28,136
Deferred expenses, net of accumulated amortization of $2,490 and $1,086 at September 30, 2016 and December 31, 2015, respectively	4,996	6,390
Other assets	17,003	14,792
Total assets	$1,722,711	$1,865,912

Liabilities and Equity
Debt, net of unamortized debt issuance costs of $16,540 and $18,065 at September 30, 2016 and December 31, 2015, respectively	$1,324,425	$1,409,889
Distributions payable	14,969	15,140
Accrued expenses and other liabilities	130,013	125,274
Total liabilities	1,469,407	1,550,303
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 610 and 611 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,923	4,464
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,879 shares, liquidation value of $321,987, issued and outstanding at September 30, 2016 and December 31, 2015	309,337	309,337
Common stock, $0.01 par value, 200,000 shares authorized; 137,774 and 141,808 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,378	1,418
Additional paid-in capital	2,576,895	2,567,515
Accumulated deficit	(2,689,753)	(2,618,117)
Total FelCor stockholders’ equity	197,857	260,153
Noncontrolling interests in other partnerships	7,741	7,806
Preferred equity in consolidated joint venture, liquidation value of $44,638 and $43,954 at September 30, 2016 and December 31, 2015, respectively	43,783	43,186
Total equity	249,381	311,145
Total liabilities and equity	$1,722,711	$1,865,912

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2016 and 2015
(unaudited, in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Hotel operating revenue	$221,172	$223,474	$667,390	$672,808
Other revenue	1,809	1,678	3,641	7,142
Total revenues	222,981	225,152	671,031	679,950
Expenses:
Hotel departmental expenses	76,079	78,514	234,896	236,202
Other property-related costs	52,875	55,893	164,448	170,579
Management and franchise fees	8,047	9,138	25,773	27,425
Taxes, insurance and lease expense	15,142	12,716	43,588	43,933
Corporate expenses	6,244	4,672	20,691	19,775
Depreciation and amortization	28,280	28,988	86,640	85,510
Impairment	20,126	20,861	26,459	20,861
Other expenses	7,581	5,807	10,551	11,446
Total operating expenses	214,374	216,589	613,046	615,731
Operating income	8,607	8,563	57,985	64,219
Interest expense, net	(19,428)	(19,602)	(59,055)	(59,361)
Debt extinguishment	—	(13)	—	(30,909)
Other gains, net	—	—	100	166
Loss before equity in income from unconsolidated entities	(10,821)	(11,052)	(970)	(25,885)
Equity in income from unconsolidated entities	814	321	1,386	7,983
Income (loss) from continuing operations before income tax	(10,007)	(10,731)	416	(17,902)
Income tax	246	(1,054)	(144)	(1,392)
Income (loss) from continuing operations	(9,761)	(11,785)	272	(19,294)
Income (loss) from discontinued operations	(3,131)	498	(3,131)	419
Loss before gain on sale of hotels	(12,892)	(11,287)	(2,859)	(18,875)
Gain on sale of hotels, net	7,998	3,154	6,654	19,491
Net income (loss) and comprehensive income (loss)	(4,894)	(8,133)	3,795	616
Net loss (income) attributable to noncontrolling interests in other partnerships	114	227	601	(4,405)
Net loss attributable to redeemable noncontrolling interests in FelCor LP	50	61	67	150
Preferred distributions - consolidated joint venture	(369)	(363)	(1,093)	(1,070)
Net income (loss) and comprehensive income (loss) attributable to FelCor	(5,099)	(8,208)	3,370	(4,709)
Preferred dividends	(6,279)	(6,279)	(18,837)	(23,860)
Redemption of preferred stock	—	—	—	(6,096)
Net loss attributable to FelCor common stockholders	$(11,378)	$(14,487)	$(15,467)	$(34,665)
Basic and diluted per common share data:
Loss from continuing operations	$(0.06)	$(0.10)	$(0.09)	$(0.26)
Net loss	$(0.08)	$(0.10)	$(0.11)	$(0.26)
Basic and diluted weighted average common shares outstanding	137,464	142,982	138,437	136,009

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(unaudited, in thousands, except for per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Total Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2014	12,947	$478,749	124,605	$1,246	$2,353,666	$(2,530,671)	$18,435	$41,442	$362,867
Issuance of common stock	—	—	18,400	184	198,467	—	—		198,651
Issuance of stock awards	—	—	379	4	690	—	—	—	694
Stock awards - amortization and severance	—	—	—	—	5,702	—	—	—	5,702
Stock compensation shares withheld	—	—	(2)	—	—	(8)	—	—	(8)
Redemption of Series C preferred stock	(68)	(169,412)	—	—	5,522	(6,096)	—	—	(169,986)
Allocation to redeemable noncontrolling interests	—	—	—	—	2,076	—	—	—	2,076
Contribution from noncontrolling interests	—	—	—	—	—	—	2,544	—	2,544
Distribution to noncontrolling interests	—	—	—	—	—	—	(16,294)	—	(16,294)
Dividends declared:
$0.12 per common share	—	—	—	—	—	(17,382)	—	—	(17,382)
$1.4625 per Series A preferred share	—	—	—	—	—	(18,837)	—	—	(18,837)
$1.00 per Series C depositary preferred share	—	—	—	—	—	(5,023)	—	—	(5,023)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(1,070)	(1,070)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	1,744	1,744
Net income (loss) and comprehensive income (loss) (attributable to FelCor and noncontrolling interests in other partnerships)	—	—	—	—	—	(4,709)	4,405	1,070	766
Balance at September 30, 2015	12,879	$309,337	143,382	$1,434	$2,566,123	$(2,582,726)	$9,090	$43,186	$346,444
Balance at December 31, 2015	12,879	$309,337	141,808	$1,418	$2,567,515	$(2,618,117)	$7,806	$43,186	$311,145
Repurchase of common stock	—	—	(4,610)	(45)	—	(30,417)	—	—	(30,462)
Issuance of stock awards	—	—	673	6	823	—	—	—	829
Cumulative effect of change in accounting for stock compensation forfeitures	—	—	—	—	185	(185)	—	—	—
Stock awards - amortization and severance	—	—	—	—	8,008	—	—	—	8,008
Stock compensation shares withheld	—	—	(98)	(1)	—	(591)	—	—	(592)
Conversion of operating partnership units into common shares	—	—	1	—	9	—	—	—	9
Allocation to redeemable noncontrolling interests	—	—	—	—	355	—	—	—	355
Contribution from noncontrolling interests	—	—	—	—	—	—	552	—	552
Distribution to noncontrolling interests	—	—	—	—	—	—	(16)	—	(16)
Dividends declared:
$0.18 per common share	—	—	—	—	—	(24,976)	—	—	(24,976)
$1.4625 per Series A preferred share	—	—	—	—	—	(18,837)	—	—	(18,837)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(1,093)	(1,093)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	597	597
Net income (loss) and comprehensive income (loss) (attributable to FelCor and noncontrolling interests in other partnerships)	—	—	—	—	—	3,370	(601)	1,093	3,862
Balance at September 30, 2016	12,879	$309,337	137,774	$1,378	$2,576,895	$(2,689,753)	$7,741	$43,783	$249,381

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,795	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,640	85,510
Gain on sale of hotels and other assets, net	(3,623)	(20,065)
Amortization of deferred financing fees	2,932	4,085
Amortization of fixed stock and directors’ compensation	5,338	5,214
Equity based severance	2,891	1,352
Equity in income from unconsolidated entities	(1,386)	(7,983)
Distributions of income from unconsolidated entities	769	5,680
Debt extinguishment	—	30,909
Impairment	26,459	20,861
Changes in assets and liabilities:
Accounts receivable	(13,538)	(9,688)
Other assets	(2,973)	1,529
Accrued expenses and other liabilities	6,740	(3,958)
Net cash flow provided by operating activities	114,044	114,062
Cash flows from investing activities:
Acquisition of land	(8,209)	—
Improvements and additions to hotels	(51,328)	(35,979)
Hotel development	—	(31,599)
Net proceeds from asset sales	101,721	190,035
Change in restricted cash – investing	(4,428)	(4,204)
Insurance proceeds	94	274
Distributions from unconsolidated entities in excess of earnings	786	6,460
Net cash flow provided by investing activities	38,636	124,987
Cash flows from financing activities:
Proceeds from borrowings	55,000	979,000
Repayment of borrowings	(141,989)	(1,166,693)
Payment of deferred financing fees	(12)	(14,348)
Distributions paid to noncontrolling interests	(16)	(16,294)
Contributions from noncontrolling interests	552	2,544
Distributions paid to FelCor LP limited partners	(110)	(68)
Distributions paid to preferred stockholders	(18,837)	(26,125)
Redemption of preferred stock	—	(169,986)
Repurchase of common stock	(30,462)	—
Stock compensation withholding	(592)	(8)
Preferred distributions - consolidated joint venture	(1,097)	(1,070)
Distributions paid to common stockholders	(25,141)	(16,498)
Net proceeds from issuance of preferred equity - consolidated joint venture	597	1,744
Net proceeds from common stock issuance	—	198,651
Net cash flow used in financing activities	(162,107)	(229,151)
Effect of exchange rate changes on cash	(9)	(134)
Net change in cash and cash equivalents	(9,436)	9,764
Cash and cash equivalents at beginning of periods	59,786	47,147
Cash and cash equivalents at end of periods	$50,350	$56,911
Supplemental cash flow information – interest paid, net of capitalized interest	$56,853	$55,215
Supplemental cash flow information – income taxes paid	$575	$1,483
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	December 31,
	2016	2015
Assets
Investment in hotels, net of accumulated depreciation of $912,561 and $899,575 at September 30, 2016 and December 31, 2015, respectively	$1,572,082	$1,729,531
Investment in unconsolidated entities	9,405	9,575
Cash and cash equivalents	50,350	59,786
Restricted cash	22,130	17,702
Accounts receivable, net of allowance for doubtful accounts of $182 and $204 at September 30, 2016 and December 31, 2015, respectively	46,745	28,136
Deferred expenses, net of accumulated amortization of $2,490 and $1,086 at September 30, 2016 and December 31, 2015, respectively	4,996	6,390
Other assets	17,003	14,792
Total assets	$1,722,711	$1,865,912

Liabilities and Partners’ Capital
Debt, net of unamortized debt issuance costs of $16,540 and $18,065 at September 30, 2016 and December 31, 2015, respectively	$1,324,425	$1,409,889
Distributions payable	14,969	15,140
Accrued expenses and other liabilities	130,013	125,274
Total liabilities	1,469,407	1,550,303
Commitments and contingencies
Redeemable units, 610 and 611 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,923	4,464
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879 units issued and outstanding at September 30, 2016 and December 31, 2015	309,337	309,337
Common units, 137,774 and 141,808 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	(111,480)	(49,184)
Total FelCor LP partners’ capital	197,857	260,153
Noncontrolling interests	7,741	7,806
Preferred capital in consolidated joint venture	43,783	43,186
Total partners’ capital	249,381	311,145
Total liabilities and partners’ capital	$1,722,711	$1,865,912

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2016 and 2015
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Hotel operating revenue	$221,172	$223,474	$667,390	$672,808
Other revenue	1,809	1,678	3,641	7,142
Total revenues	222,981	225,152	671,031	679,950
Expenses:
Hotel departmental expenses	76,079	78,514	234,896	236,202
Other property-related costs	52,875	55,893	164,448	170,579
Management and franchise fees	8,047	9,138	25,773	27,425
Taxes, insurance and lease expense	15,142	12,716	43,588	43,933
Corporate expenses	6,244	4,672	20,691	19,775
Depreciation and amortization	28,280	28,988	86,640	85,510
Impairment	20,126	20,861	26,459	20,861
Other expenses	7,581	5,807	10,551	11,446
Total operating expenses	214,374	216,589	613,046	615,731
Operating income	8,607	8,563	57,985	64,219
Interest expense, net	(19,428)	(19,602)	(59,055)	(59,361)
Debt extinguishment	—	(13)	—	(30,909)
Other gains, net	—	—	100	166
Loss before equity in income from unconsolidated entities	(10,821)	(11,052)	(970)	(25,885)
Equity in income from unconsolidated entities	814	321	1,386	7,983
Income (loss) from continuing operations before income tax	(10,007)	(10,731)	416	(17,902)
Income tax	246	(1,054)	(144)	(1,392)
Income (loss) from continuing operations	(9,761)	(11,785)	272	(19,294)
Income (loss) from discontinued operations	(3,131)	498	(3,131)	419
Loss before gain on sale of hotels	(12,892)	(11,287)	(2,859)	(18,875)
Gain on sale of hotels, net	7,998	3,154	6,654	19,491
Net income (loss) and comprehensive income (loss)	(4,894)	(8,133)	3,795	616
Net loss (income) attributable to noncontrolling interests	114	227	601	(4,405)
Preferred distributions - consolidated joint venture	(369)	(363)	(1,093)	(1,070)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP	(5,149)	(8,269)	3,303	(4,859)
Preferred distributions	(6,279)	(6,279)	(18,837)	(23,860)
Redemption of preferred units	—	—	—	(6,096)
Net loss attributable to FelCor LP common unitholders	$(11,428)	$(14,548)	$(15,534)	$(34,815)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.06)	$(0.10)	$(0.09)	$(0.26)
Net loss	$(0.08)	$(0.10)	$(0.11)	$(0.26)
Basic and diluted weighted average common units outstanding	138,075	143,594	139,048	136,621

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2016 and 2015
(unaudited, in thousands)

	Preferred Units	Common Units	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Total Partners’ Capital
Balance at December 31, 2014	$478,749	$(175,759)	$18,435	$41,442	$362,867
Issuance of common units	—	198,651	—		198,651
FelCor restricted stock compensation	—	6,388	—	—	6,388
Redemption of Series C preferred units	(169,412)	(574)	—	—	(169,986)
Contributions	—	—	2,544	—	2,544
Distributions	—	(41,309)	(16,294)	(1,070)	(58,673)
Allocation to redeemable units	—	2,293	—	—	2,293
Issuance of preferred capital - consolidated joint venture	—	—	—	1,744	1,744
Net income (loss) and comprehensive income (loss)	—	(4,859)	4,405	1,070	616
Balance at September 30, 2015	$309,337	$(15,169)	$9,090	$43,186	$346,444

Balance at December 31, 2015	$309,337	$(49,184)	$7,806	$43,186	$311,145
Repurchase of common units	—	(30,462)	—	—	(30,462)
FelCor restricted stock compensation	—	8,245	—	—	8,245
Contributions	—	—	552	—	552
Distributions	—	(43,923)	(16)	(1,093)	(45,032)
Allocation to redeemable units	—	541	—	—	541
Issuance of preferred capital - consolidated joint venture	—	—	—	597	597
Net income (loss) and comprehensive income (loss)	—	3,303	(601)	1,093	3,795
Balance at September 30, 2016	$309,337	$(111,480)	$7,741	$43,783	$249,381

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,795	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,640	85,510
Gain on sale of hotels and other assets, net	(3,623)	(20,065)
Amortization of deferred financing fees	2,932	4,085
Amortization of fixed stock and directors’ compensation	5,338	5,214
Equity based severance	2,891	1,352
Equity in income from unconsolidated entities	(1,386)	(7,983)
Distributions of income from unconsolidated entities	769	5,680
Debt extinguishment	—	30,909
Impairment	26,459	20,861
Changes in assets and liabilities:
Accounts receivable	(13,538)	(9,688)
Other assets	(2,973)	1,529
Accrued expenses and other liabilities	6,740	(3,958)
Net cash flow provided by operating activities	114,044	114,062
Cash flows from investing activities:
Acquisition of land	(8,209)	—
Improvements and additions to hotels	(51,328)	(35,979)
Hotel development	—	(31,599)
Net proceeds from asset sales	101,721	190,035
Change in restricted cash – investing	(4,428)	(4,204)
Insurance proceeds	94	274
Distributions from unconsolidated entities in excess of earnings	786	6,460
Net cash flow provided by investing activities	38,636	124,987
Cash flows from financing activities:
Proceeds from borrowings	55,000	979,000
Repayment of borrowings	(141,989)	(1,166,693)
Payment of deferred financing fees	(12)	(14,348)
Distributions paid to noncontrolling interests	(16)	(16,294)
Contributions from noncontrolling interests	552	2,544
Distributions paid to FelCor LP limited partners	(110)	(68)
Distributions paid to preferred unitholders	(18,837)	(26,125)
Redemption of preferred units	—	(169,986)
Repurchase of common units	(30,462)	—
FelCor stock compensation withholding	(592)	(8)
Preferred distributions - consolidated joint venture	(1,097)	(1,070)
Distributions paid to common unitholders	(25,141)	(16,498)
Net proceeds from issuance of preferred capital - consolidated joint venture	597	1,744
Net proceeds from common unit issuance	—	198,651
Net cash flow used in financing activities	(162,107)	(229,151)
Effect of exchange rate changes on cash	(9)	(134)
Net change in cash and cash equivalents	(9,436)	9,764
Cash and cash equivalents at beginning of periods	59,786	47,147
Cash and cash equivalents at end of periods	$50,350	$56,911
Supplemental cash flow information – interest paid, net of capitalized interest	$56,853	$55,215
Supplemental cash flow information – income taxes paid	$575	$1,483
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 39 hotels as of September 30, 2016. At September 30, 2016, we had an aggregate of 138,384,179 shares and units outstanding, consisting of 137,773,996 shares of FelCor common stock and 610,183 FelCor LP units not owned by FelCor.
Of our 39 hotels, as of September 30, 2016, we owned 100% interests in 36 hotels, a 95% interest in one hotel (The Knickerbocker) and 50% interests in entities owning two hotels. We consolidate our real estate interests in the 37 hotels in which we hold majority interests, and we record the real estate interests of the two hotels in which we hold indirect 50% interests using the equity method. We lease 38 of the 39 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. We operate one 50%‑owned hotel without a lease. Because we own controlling interests in our operating lessees, we consolidate our interests in all 38 leased hotels (which we refer to as our Consolidated Hotels) and reflect their operating revenues and expenses in our statements of operations and comprehensive income (loss). We own 50% of the real estate interest in one Consolidated Hotel (we account for our real estate interest in this hotel by the equity method) and majority real estate interests in our remaining 37 Consolidated Hotels (we consolidate our real estate interests in these hotels).
The following table illustrates the distribution by brand of our 38 Consolidated Hotels at September 30, 2016:

Brand	Hotels	Rooms
Embassy Suites by Hilton®	18	4,982
Wyndham® and Wyndham Grand®	8	2,528
Marriott® and Renaissance®	2	761
Holiday Inn®	1	585
DoubleTree by Hilton® and Hilton®	3	802
Sheraton®	2	673
Fairmont®	1	383
The Knickerbocker®	1	330
Morgans® and Royalton®	2	285
Total	38	11,329
At September 30, 2016, our Consolidated Hotels were located in 14 states, with concentrations in California (10 hotels), Florida (six hotels) and Massachusetts (three hotels). We generated approximately 56% of our revenue from hotels in these three states during the first nine months of 2016.
At September 30, 2016, of our Consolidated Hotels: (i) subsidiaries of Hilton Worldwide managed 20 hotels; (ii) subsidiaries of Wyndham Worldwide managed eight hotels; (iii) subsidiaries of Marriott International managed four hotels; (iv) subsidiaries of InterContinental Hotels Group managed one hotel; (v) Fairmont, a subsidiary of AccorHotels Group, managed one hotel; (vi) a subsidiary of Highgate Hotels managed one hotel; (vii) a subsidiary of Morgans Hotel Group Corporation managed two hotels; and (viii) Aimbridge Hospitality managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
On January 1, 2016, we adopted accounting guidance under Accounting Standards Update (“ASU”) 2015-2, modifying the analysis performed to determine whether we should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities “VIEs” or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, FelCor LP is a variable interest entity of FelCor. As FelCor LP is already consolidated in the balance sheets of FelCor, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of FelCor. There were no other legal entities under the scope of the revised guidance that were consolidated as a result of the adoption.
The information in our consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and nine months ended September 30, 2016 and 2015, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair statement of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities
At September 30, 2016 and December 31, 2015, we owned 50% interests in joint ventures that owned two hotels. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services at these locations. We account for our investments in these unconsolidated entities under the equity method. We consolidate all of our majority-owned subsidiaries in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	September 30,	December 31,
	2016	2015
Investment in hotels and other properties, net of accumulated depreciation	$21,677	$23,047
Total assets	$29,574	$29,033
Debt, net of unamortized debt issuance costs	$22,190	$22,563
Total liabilities	$24,841	$24,541
Equity	$4,733	$4,492
Our unconsolidated entities’ debt at September 30, 2016 and December 31, 2015 consisted entirely of non-recourse mortgage debt.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)
In May 2015, one of our joint ventures sold a hotel, resulting in a $7.1 million gain that we included in our equity in income from unconsolidated entities.
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$12,214	$10,642	$27,891	$27,622
Net income	$1,821	$836	$3,351	$22,906
Net income attributable to FelCor	$911	$418	$1,676	$11,453
Cost in excess of joint venture book value of sold hotel	—	—	—	(3,140)
Depreciation of cost in excess of book value	(97)	(97)	(290)	(330)
Equity in income from unconsolidated entities	$814	$321	$1,386	$7,983
The following table summarizes the components of our investments in unconsolidated entities (in thousands):

	September 30,	December 31,
	2016	2015
Equity basis of hotel joint venture investments	$(4,076)	$(4,216)
Cost of hotel investments in excess of joint venture book value	7,039	7,329
Equity basis of land and condominium joint venture investments	6,442	6,462
Investment in unconsolidated entities	$9,405	$9,575
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Hotel investments	$378	$(63)	$1,405	$8,141
Other investments	436	384	(19)	(158)
Equity in income from unconsolidated entities	$814	$321	$1,386	$7,983

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt
Consolidated debt consisted of the following (dollars in thousands):

	Encumbered	Interest	Maturity	September 30,	December 31,
	Hotels	Rate (%)	Date	2016	2015
Senior unsecured notes	—	6.00	June 2025	$475,000	$475,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Mortgage debt(a)	4	4.95	October 2022	120,643	122,237
Mortgage debt	1	4.94	October 2022	30,322	30,717
Line of credit(b)	7	LIBOR + 2.75	June 2019	105,000	190,000
Mortgage debt(c)	1	LIBOR + 3.00	November 2017	85,000	85,000
Total	22			$1,340,965	$1,427,954
Unamortized debt issuance costs				(16,540)	(18,065)
Debt, net of unamortized debt issuance costs				$1,324,425	$1,409,889

(a)	This debt is comprised of separate non-cross-collateralized loans, each secured by a mortgage encumbering different hotels.

(b)	Our line of credit can be extended for one year, subject to satisfying certain conditions. We may borrow up to $400 million under our line of credit.

(c)	This loan can be extended for one year, subject to satisfying certain conditions.
Since adoption of ASU 2015-03, we classify deferred financing costs of $16.5 million and $18.1 million as of September 30, 2016 and December 31, 2015, respectively, within the debt on our consolidated balance sheets. We previously classified deferred financing costs of $18.1 million at December 31, 2015 as an asset on our consolidated balance sheets. In accordance with ASU 2015-15, we continue classifying deferred financing costs associated with our line of credit as an asset on our consolidated balance sheets.

We reported $19.4 million and $19.6 million of interest expense for the three months ended September 30, 2016 and 2015, respectively, which is net of: (i) interest income of $18,000 and $6,000 and (ii) capitalized interest of $293,000 and $565,000, respectively. We reported $59.1 million and $59.4 million of interest expense for the nine months ended September 30, 2016 and 2015, respectively, which is net of: (i) interest income of $46,000 and $18,000 and (ii) capitalized interest of $640,000 and $5.6 million, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	FelCor Capital Stock/FelCor LP Partners’ Capital

FelCor repurchased and retired 4.6 million shares of common stock for $30.5 million (including commissions) for an average price of $6.58 per share during the first nine months of 2016. Since FelCor’s Board of Directors authorized the current $100 million repurchase program, FelCor has repurchased 6.6 million shares of common stock for $44.8 million (including commissions) for an average price of $6.78 per share.

In April 2015, FelCor issued 18.4 million shares of its common stock at $11.25 per share in a public offering. FelCor contributed the net proceeds from the offering ($199 million) to FelCor LP in exchange for 18.4 million common units of limited partnership interests.

In April 2015, FelCor called for redemption of all of its outstanding shares of 8% Series C Cumulative Redeemable Preferred Stock, or the Series C Preferred Stock, and all depositary shares representing the Series C Preferred Stock. FelCor redeemed those shares of Series C Preferred Stock and the depositary shares, and FelCor LP concurrently redeemed its Series C Preferred Units, on May 14, 2015 using proceeds from the equity offering. Including dividends of $491,000, the total redemption price was $170.4 million. We reduced income available to common stockholders (unitholders) by $6.1 million for the nine months ended September 30, 2015, primarily representing the original issuance costs ($5.5 million) and discount ($538,000) of the redeemed Series C Preferred Stock (Units).

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Room revenue	$174,169	$177,378	$514,563	$521,750
Food and beverage revenue	34,260	34,370	117,489	116,365
Other operating departments	12,743	11,726	35,338	34,693
Total hotel operating revenue	$221,172	$223,474	$667,390	$672,808
Nearly all of our revenue is comprised of hotel operating revenue. This revenue is recorded net of any sales or occupancy taxes collected from our guests. We record all rebates or discounts, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. We make appropriate allowances for doubtful accounts, which we record as bad debt expense. We derive the remainder of our revenue from condominium management fee income and other sources.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

Hotel departmental expenses were comprised of the following (in thousands, except for percentages):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$44,032	19.9%	$44,485	19.9%
Food and beverage	28,227	12.8	29,457	13.2
Other operating departments	3,820	1.7	4,572	2.0
Total hotel departmental expenses	$76,079	34.4%	$78,514	35.1%

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$131,479	19.7%	$131,419	19.5%
Food and beverage	91,775	13.8	91,431	13.6
Other operating departments	11,642	1.7	13,352	2.0
Total hotel departmental expenses	$234,896	35.2%	$236,202	35.1%
Other property-related costs were comprised of the following amounts (in thousands, except for percentages):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$19,408	8.8%	$19,493	8.7%
Marketing	17,388	7.9	18,595	8.3
Repair and maintenance	8,677	3.9	9,724	4.4
Utilities	7,402	3.3	8,081	3.6
Total other property-related costs	$52,875	23.9%	$55,893	25.0%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$60,908	9.1%	$59,388	8.8%
Marketing	55,418	8.3	58,295	8.7
Repair and maintenance	27,773	4.2	29,816	4.4
Utilities	20,349	3.0	23,080	3.5
Total other property-related costs	$164,448	24.6%	$170,579	25.4%
Wyndham guarantees minimum levels of annual net operating income at each of the hotels it manages for us. We recorded $3.3 million and $1.3 million with respect to the pro rata portions of the projected aggregate full-year guaranties for the nine months ended September 30, 2016 and 2015, respectively (of which $1.8 million and $258,000 is attributable to the three months ended September 30, 2016 and September 30, 2015, respectively). We record these amounts as a reduction of Wyndham's contractual management and other fees.

6.	Taxes, Insurance and Lease Expense
Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Hotel lease expense(a)	$1,488	$1,524	$3,648	$5,762
Land lease expense(b)	3,871	3,892	10,890	10,684
Real estate and other taxes	7,884	5,691	23,243	22,048
Property insurance, general liability insurance and other	1,899	1,609	5,807	5,439
Total taxes, insurance and lease expense	$15,142	$12,716	$43,588	$43,933
In the third quarter of 2016, we acquired land previously leased for one of our hotels for $8.0 million.

(a)
We record hotel lease expense for the consolidated operating lessees of hotels owned by unconsolidated entities and partially offset this expense through noncontrolling interests in other partnerships (generally 49%). We record our 50% share of the corresponding lease income through equity in income from unconsolidated entities. We include in hotel lease expense percentage rent of $686,000 and $726,000 for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $2.8 million for the nine months ended September 30, 2016 and 2015, respectively.

(b)
We include in land lease expense percentage rent of $2.0 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively, and $4.6 million for the nine months ended September 30, 2016 and 2015.

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
In September 2016, we recorded a $20.1 million impairment charge for a hotel. The impairment charge was primarily based on both third-party offers to purchase the hotel and observable market data on a price per room basis from transactions involving hotels in similar locations (a Level 2 input under authoritative guidance for fair value measurements).
In June 2016, we recorded a $6.3 million impairment charge for a hotel subsequently sold in the third quarter of 2016. The impairment charge was based on an accepted third-party offer to purchase the hotel (a Level 2 input under authoritative guidance for fair value measurements) at a price below our previously estimated fair market value for the property. In the third quarter of 2015, we determined that this hotel no longer met our investment criteria, and we recorded a $20.9 million impairment charge for this hotel at that time. The 2015 impairment charge was determined using Level 3 input under authoritative guidance for fair value measurements. For this estimate, we used a discounted cash flow analysis with an estimated stabilized growth rate of 3%, a discounted cash flow term of 5 years, a terminal capitalization rate of 8%, and a discount rate of 11%.
We may record additional impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period for additional hotels.

8.	Hotel Dispositions
During the nine months ended September 30, 2016, we sold two hotels (both of which were sold in the third quarter), and during the nine months ended September 30, 2015, we sold eight hotels. We included operations for the sold hotels in income (loss) from continuing operations as shown in the statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, as disposition of these hotels did not represent a strategic shift in our business. Additionally, we included selling costs, which we expense as they are incurred, in the gain (loss) on the sale of hotels.
We designate a hotel as held for sale when the sale is probable within the next twelve months. Generally, we consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale and we have received a substantial non-refundable deposit. There were no hotels held for sale at September 30, 2016 or December 31, 2015.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Hotel Dispositions — (continued)
The following table includes condensed financial information primarily related to hotels sold in 2016 and 2015 included in continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Hotel operating revenue	$4,860	$12,520	$39,782	$73,637
Operating expenses	(5,400)	(34,971)	(39,922)	(85,508)
Operating loss	(540)	(22,451)	(140)	(11,871)
Interest expense, net	—	—	1	(1,031)
Debt extinguishment	—	—	—	(309)
Equity in income from unconsolidated entities	—	14	—	7,111
Loss from continuing operations	(540)	(22,437)	(139)	(6,100)
Gain on sale of hotels, net	7,998	3,154	6,654	19,491
Net income (loss)	7,458	(19,283)	6,515	13,391
Net loss (income) attributable to noncontrolling interests in other partnerships	—	45	—	(5,147)
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	(32)	81	(28)	(34)
Net income (loss) attributable to FelCor	$7,426	$(19,157)	$6,487	$8,210

Discontinued operations for all periods presented in the statements of operations and comprehensive income (loss) includes adjustments to gains and losses for hotels sold prior to December 31, 2013.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Loss Per Share/Unit

The following tables set forth the computation of basic and diluted loss per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to FelCor	$(5,099)	$(8,208)	$3,370	$(4,709)
Discontinued operations attributable to FelCor	3,118	(496)	3,118	(425)
Income (loss) from continuing operations attributable to FelCor	(1,981)	(8,704)	6,488	(5,134)
Less: Preferred dividends	(6,279)	(6,279)	(18,837)	(23,860)
Less: Redemption of preferred stock	—	—	—	(6,096)
Less: Dividends declared on unvested restricted stock	(36)	(13)	(109)	(40)
Numerator for continuing operations attributable to FelCor common stockholders	(8,296)	(14,996)	(12,458)	(35,130)
Discontinued operations attributable to FelCor	(3,118)	496	(3,118)	425
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(11,414)	$(14,500)	$(15,576)	$(34,705)
Denominator:
Denominator for basic and diluted loss per share	137,464	142,982	138,437	136,009
Basic and diluted loss per share data:
Loss from continuing operations	$(0.06)	$(0.10)	$(0.09)	$(0.26)
Discontinued operations	$(0.02)	$—	$(0.02)	$—
Net loss	$(0.08)	$(0.10)	$(0.11)	$(0.26)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Loss Per Share/Unit — (continued)

FelCor LP Loss Per Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to FelCor LP	$(5,149)	$(8,269)	$3,303	$(4,859)
Discontinued operations attributable to FelCor LP	3,131	(498)	3,131	(427)
Income (loss) from continuing operations attributable to FelCor LP	(2,018)	(8,767)	6,434	(5,286)
Less: Preferred distributions	(6,279)	(6,279)	(18,837)	(23,860)
Less: Redemption of preferred units	—	—	—	(6,096)
Less: Distributions declared on FelCor unvested restricted stock	(36)	(13)	(109)	(40)
Numerator for continuing operations attributable to FelCor LP common unitholders	(8,333)	(15,059)	(12,512)	(35,282)
Discontinued operations attributable to FelCor LP	(3,131)	498	(3,131)	427
Numerator for basic and diluted loss attributable to FelCor common unitholders	$(11,464)	$(14,561)	$(15,643)	$(34,855)
Denominator:
Denominator for basic and diluted loss per unit	138,075	143,594	139,048	136,621
Basic and diluted loss per unit data:
Loss from continuing operations	$(0.06)	$(0.10)	$(0.09)	$(0.26)
Discontinued operations	$(0.02)	$—	$(0.02)	$—
Net loss	$(0.08)	$(0.10)	$(0.11)	$(0.26)

The income (loss) from continuing operations attributable to FelCor/FelCor LP share/unit calculations includes the net gain on sale of hotels attributable to FelCor/FelCor LP.

We do not include the following securities because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Series A convertible preferred shares/units	9,984	9,984	9,984	9,984
FelCor restricted stock units	504	1,173	436	1,136

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Loss Per Share/Unit — (continued)

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended September 30, 2016 and 2015, and $18.8 million for the nine months ended September 30, 2016 and 2015.

We grant our executive officers restricted stock units each year, which provides them with the potential to earn shares of our common stock in three increments over three to four years. A portion of the actual number of shares that vest is determined based on total stockholder return relative to a group of ten lodging REIT peers, and a portion is related to service. We amortize the fixed cost of these grants over the vesting periods. We calculate the potential dilutive impact of these awards on our earnings per share using the treasury stock method.

10.	Fair Value of Financial Instruments

We base disclosures about fair value of our financial instruments on pertinent information available to management as of September 30, 2016 and December 31, 2015. We exercise considerable judgment when interpreting market data and developing estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

We base our estimates of the fair value of: (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses on their carrying values due to their relatively short maturity; (ii) our debt for which trading prices are publicly available on observable market data (a Level 2 input) (that debt had an estimated fair value of $1.0 billion at September 30, 2016 and December 31, 2015); and (iii) our debt for which trading prices are not publicly available on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) (that debt had an estimated fair value of $354.3 million and $438.8 million at September 30, 2016 and December 31, 2015, respectively). The estimated fair value of all our debt was $1.4 billion and $1.5 billion at September 30, 2016 and December 31, 2015, respectively. The carrying value of our debt was $1.3 billion and $1.4 billion at September 30, 2016 and December 31, 2015, respectively.

11.	Redeemable Noncontrolling Interests in FelCor LP/Redeemable Units
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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Redeemable Noncontrolling Interests in FelCor LP/Redeemable Units — (continued)

At September 30, 2016, we carried 610,183 outstanding limited partnership units at $3.9 million. We base the value of these outstanding units on the closing price of FelCor’s common stock at September 30, 2016 ($6.43 per share).

Changes in redeemable noncontrolling interests (or redeemable units) for the nine months ended September 30, 2016 and 2015 are shown below (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Balance at beginning of period	$4,464	$6,616
Conversion of units	(9)	—
Redemption value allocation	(355)	(2,076)
Distributions paid to unitholders	(110)	(67)
Net loss	(67)	(150)
Balance at end of period	$3,923	$4,323

12.    Consolidated Joint Venture Preferred Equity/Capital
Our joint venture that redeveloped The Knickerbocker raised $45 million through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers receive a 3.25% current annual return (which increases to 8% if we do not redeem this equity interest before the fifth anniversary of its issuance), plus a 0.25% non-compounding annual return payable at redemption. To date, the venture has received $44.4 million in gross proceeds ($43.8 million net of issuance costs), including $600,000 and $1.8 million in gross proceeds received in the first nine months of 2016 and 2015, respectively. The venture will receive the remaining $600,000 as investors’ visas are approved.
13.    Commercial Dispute

One of our consolidated subsidiaries was engaged in a commercial dispute with a third party. Under generally accepted accounting principles, we recorded $5.9 million in other expenses during the third quarter of 2014 to establish a provision for our estimate of our maximum exposure for this contingency. We paid the disputed amount in January 2015 but continued asserting our contractual rights. In June 2015, we settled the commercial dispute and recovered $3.7 million (net of legal costs), which we have recorded in other revenue for the nine months ended September 30, 2015.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Contingency
In April 2016, an affiliate of InterContinental Hotels Group PLC, or IHG, which had formerly operated three hotels on our behalf (two of which we sold in 2006, and one of which we converted to Wyndham operation and brand in 2013), notified us that the pension fund in which the employees at those hotels had participated has assessed $8.3 million in withdrawal liability in connection with the termination of IHG’s operation of those hotels. Under our hotel management agreements with IHG, we may be obligated to indemnify and hold IHG harmless for some or all of any amount ultimately contributed to the pension fund with respect to these hotels.
Because of the rules and regulations governing the pension trust, we have paid $854,000 to the pension trust for the last three calendar quarters and expect to continue making such payments, on a quarterly basis, while the dispute is ongoing, subject to an overall contribution limit corresponding to the amount sought by the pension trust. While we aggressively oppose the pension trust’s position, we believe that resolution of this matter may take as long as two more years. Accordingly, we have recorded the payments made to date ($854,000, in total) and accrued for eight more quarterly payments that would be made if the dispute remains unresolved for another two years (approximately $2.3 million) as a loss on the sale of hotels included in discontinued operations because it primarily relates to hotels sold prior to 2013.
Despite these payments and accruals, we believe that (i) the pension trust was in error in assessing the withdrawal liability in this situation and (ii) even if the pension trust was not in error, we are not responsible for a significant portion (or perhaps any) of the withdrawal liability assessed by the pension trust for other reasons and that we are likely to recover a significant portion (if not all) of what we have paid, and may pay in the future, to the pension trust with respect to its claim. Consequently, we are vigorously disputing the underlying claims and, if appropriate, IHG’s demand for indemnification. The matter involves significant legal, actuarial and factual analysis with respect to each hotel, and we have not determined whether any loss to us is probable or that any such loss is estimable (other than the payments and accrual noted in the previous paragraph, for which we intend to seek recovery).

15.    Severance
During the three and nine months ended September 30, 2016 and 2015, we recorded severance charges of $6.1 million and $3.6 million, respectively. The charges are included in other expenses and primarily relate to FelCor’s former Chief Executive Officer for 2016 and certain other officers for 2015.

16.    Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.
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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Recently Issued Accounting Standards — (continued)
In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact our consolidated financial statements as we have certain operating lease arrangements. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact of this new guidance.
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
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$492,022	$1,080,060	$—	$1,572,082
Equity investment in consolidated entities	1,204,612	—	—	(1,204,612)	—
Investment in unconsolidated entities	2,962	5,213	1,230	—	9,405
Cash and cash equivalents	18,989	30,623	738	—	50,350
Restricted cash	—	16,897	5,233	—	22,130
Accounts receivable, net	1,741	38,124	6,880	—	46,745
Deferred expenses, net	—	—	4,996	—	4,996
Other assets	5,284	8,346	3,373	—	17,003

Total assets	$1,233,588	$591,225	$1,102,510	$(1,204,612)	$1,722,711

Debt, net	$985,372	$—	$378,489	$(39,436)	$1,324,425
Distributions payable	14,849	—	120	—	14,969
Accrued expenses and other liabilities	31,587	86,095	12,331	—	130,013

Total liabilities	1,031,808	86,095	390,940	(39,436)	1,469,407

Redeemable units, at redemption value	3,923	—	—	—	3,923

Preferred units	309,337	—	—	—	309,337
Common units	(111,480)	506,062	659,114	(1,165,176)	(111,480)
Total FelCor LP partners’ capital	197,857	506,062	659,114	(1,165,176)	197,857
Noncontrolling interests	—	(932)	8,673	—	7,741
Preferred capital in consolidated joint venture	—	—	43,783	—	43,783
Total partners’ capital	197,857	505,130	711,570	(1,165,176)	249,381
Total liabilities and partners’ capital	$1,233,588	$591,225	$1,102,510	$(1,204,612)	$1,722,711

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$221,172	$—	$—	$221,172
Percentage lease revenue	—	—	45,242	(45,242)	—
Other revenue	15	1,622	172	—	1,809
Total revenues	15	222,794	45,414	(45,242)	222,981

Expenses:
Hotel operating expenses	—	137,001	—	—	137,001
Taxes, insurance and lease expense	26	54,293	6,065	(45,242)	15,142
Corporate expenses	—	3,517	2,727	—	6,244
Depreciation and amortization	49	11,285	16,946	—	28,280
Impairment	—	20,126	—	—	20,126
Other expenses	6,124	1,309	148	—	7,581
Total operating expenses	6,199	227,531	25,886	(45,242)	214,374
Operating income	(6,184)	(4,737)	19,528	—	8,607
Interest expense, net	(14,513)	6	(4,921)	—	(19,428)
Loss before equity in income from unconsolidated entities	(20,697)	(4,731)	14,607	—	(10,821)
Equity in income from consolidated entities	17,088	—	—	(17,088)	—
Equity in income from unconsolidated entities	378	447	(11)	—	814
Loss from continuing operations before income tax	(3,231)	(4,284)	14,596	(17,088)	(10,007)
Income tax	576	(484)	154	—	246
Loss from continuing operations	(2,655)	(4,768)	14,750	(17,088)	(9,761)
Loss from discontinued operations	(3,131)	—	—	—	(3,131)
Loss before gain on sale of hotels	(5,786)	(4,768)	14,750	(17,088)	(12,892)
Gain on sale of hotels, net	637	7,445	(84)	—	7,998
Net loss and comprehensive loss	(5,149)	2,677	14,666	(17,088)	(4,894)
Loss attributable to noncontrolling interests	—	100	14	—	114
Preferred distributions - consolidated joint venture	—	—	(369)	—	(369)
Net loss and comprehensive loss attributable to FelCor LP	(5,149)	2,777	14,311	(17,088)	(5,149)
Preferred distributions	(6,279)	—	—	—	(6,279)
Net loss attributable to FelCor LP common unitholders	$(11,428)	$2,777	$14,311	$(17,088)	$(11,428)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$223,474	$—	$—	$223,474
Percentage lease revenue	—	—	44,523	(44,523)	—
Other revenue	3	1,497	178	—	1,678
Total revenues	3	224,971	44,701	(44,523)	225,152

Expenses:
Hotel operating expenses	—	143,545	—	—	143,545
Taxes, insurance and lease expense	533	53,272	3,434	(44,523)	12,716
Corporate expenses	—	2,718	1,954	—	4,672
Depreciation and amortization	49	11,876	17,063	—	28,988
Impairment	—	20,861	—	—	20,861
Other expenses	3,626	1,311	870	—	5,807
Total operating expenses	4,208	233,583	23,321	(44,523)	216,589
Operating income	(4,205)	(8,612)	21,380	—	8,563
Interest expense, net	(14,302)	3	(5,303)	—	(19,602)
Debt extinguishment	(13)	—	—	—	(13)
Loss before equity in income from unconsolidated entities	(18,520)	(8,609)	16,077	—	(11,052)
Equity in income from consolidated entities	10,069	—	—	(10,069)	—
Equity in income from unconsolidated entities	417	(85)	(11)	—	321
Loss from continuing operations before income tax	(8,034)	(8,694)	16,066	(10,069)	(10,731)
Income tax	(194)	(860)	—	—	(1,054)
Loss from continuing operations	(8,228)	(9,554)	16,066	(10,069)	(11,785)
Income from discontinued operations	—	(2)	500	—	498
Loss before gain on sale of hotels	(8,228)	(9,556)	16,566	(10,069)	(11,287)
Gain on sale of hotels, net	(41)	(31)	3,226	—	3,154
Net loss and comprehensive loss	(8,269)	(9,587)	19,792	(10,069)	(8,133)
Loss attributable to noncontrolling interests	—	81	146	—	227
Preferred distributions - consolidated joint venture	—	—	(363)	—	(363)
Net loss and comprehensive loss attributable to FelCor LP	(8,269)	(9,506)	19,575	(10,069)	(8,269)
Preferred distributions	(6,279)	—	—	—	(6,279)
Net loss attributable to FelCor LP common unitholders	$(14,548)	$(9,506)	$19,575	$(10,069)	$(14,548)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$667,390	$—	$—	$667,390
Percentage lease revenue	—	—	135,740	(135,740)	—
Other revenue	202	3,076	363	—	3,641
Total revenues	202	670,466	136,103	(135,740)	671,031

Expenses:
Hotel operating expenses	—	425,117	—	—	425,117
Taxes, insurance and lease expense	79	161,889	17,360	(135,740)	43,588
Corporate expenses	—	11,212	9,479	—	20,691
Depreciation and amortization	193	35,312	51,135	—	86,640
Impairment	—	26,459	—	—	26,459
Other expenses	6,543	3,522	486	—	10,551
Total operating expenses	6,815	663,511	78,460	(135,740)	613,046
Operating income	(6,613)	6,955	57,643	—	57,985
Interest expense, net	(43,775)	24	(15,304)	—	(59,055)
Other gains, net	—	—	100	—	100
Loss before equity in income from unconsolidated entities	(50,388)	6,979	42,439	—	(970)
Equity in income from consolidated entities	54,930	—	—	(54,930)	—
Equity in income from unconsolidated entities	1,094	326	(34)	—	1,386
Income from continuing operations before income tax	5,636	7,305	42,405	(54,930)	416
Income tax	411	(709)	154	—	(144)
Income from continuing operations	6,047	6,596	42,559	(54,930)	272
Loss from discontinued operations	(3,131)	—	—	—	(3,131)
Loss before gain on sale of hotels	2,916	6,596	42,559	(54,930)	(2,859)
Gain on sale of hotels, net	387	6,688	(421)	—	6,654
Net income and comprehensive income	3,303	13,284	42,138	(54,930)	3,795
Loss attributable to noncontrolling interests	—	413	188	—	601
Preferred distributions - consolidated joint venture	—	—	(1,093)	—	(1,093)
Net income and comprehensive income attributable to FelCor LP	3,303	13,697	41,233	(54,930)	3,303
Preferred distributions	(18,837)	—	—	—	(18,837)
Net loss attributable to FelCor LP common unitholders	$(15,534)	$13,697	$41,233	$(54,930)	$(15,534)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors		Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$672,808		$—	$—	$672,808
Percentage lease revenue	—	—		130,397	(130,397)	—
Other revenue	111	6,645		386	—	7,142
Total revenues	111	679,453		130,783	(130,397)	679,950

Expenses:
Hotel operating expenses	—	434,206		—	—	434,206
Taxes, insurance and lease expense	422	159,103		14,805	(130,397)	43,933
Corporate expenses	—	11,010		8,765	—	19,775
Depreciation and amortization	138	37,770		47,602	—	85,510
Impairment	—	20,861		—	—	20,861
Other expenses	3,629	6,820		997	—	11,446
Total operating expenses	4,189	669,770		72,169	(130,397)	615,731
Operating income	(4,078)	9,683		58,614	—	64,219
Interest expense, net	(42,613)	8		(16,756)	—	(59,361)
Debt extinguishment	(28,459)	—		(2,450)	—	(30,909)
Other gains, net	—	—		166	—	166
Loss before equity in income from unconsolidated entities	(75,150)	9,691		39,574	—	(25,885)
Equity in income from consolidated entities	62,807	—		—	(62,807)	—
Equity in income from unconsolidated entities	8,060	(43)		(34)	—	7,983
Loss from continuing operations before income tax	(4,283)	9,648		39,540	(62,807)	(17,902)
Income tax	(256)	(1,136)		—	—	(1,392)
Loss from continuing operations	(4,539)	8,512		39,540	(62,807)	(19,294)
Income from discontinued operations	—	2		417	—	419
Loss before gain on sale of hotels	(4,539)	8,514		39,957	(62,807)	(18,875)
Gain on sale of hotels, net	(320)	(44)		19,855	—	19,491
Net income and comprehensive income	(4,859)	8,470		59,812	(62,807)	616
Income attributable to noncontrolling interests	—	591		(4,996)	—	(4,405)
Preferred distributions - consolidated joint venture	—	—		(1,070)	—	(1,070)
Net loss and comprehensive loss attributable to FelCor LP	(4,859)	9,061		53,746	(62,807)	(4,859)
Preferred distributions	(23,860)	—		—	—	(23,860)
Redemption of preferred units	(6,096)	—	—	—	—	(6,096)
Net loss attributable to FelCor LP common unitholders	$(34,815)	$9,061		$53,746	$(62,807)	$(34,815)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(47,665)	$60,960	$100,749	$—	$114,044
Investing activities:
Acquisition of land	—	—	(8,209)	—	(8,209)
Improvements and additions to hotels	(2)	(23,936)	(27,390)	—	(51,328)
Net proceeds from asset sales	(1,104)	103,077	(252)	—	101,721
Insurance proceeds	—	—	94	—	94
Change in restricted cash - investing	—	(1,456)	(2,972)	—	(4,428)
Distributions from unconsolidated entities	786	—	—	—	786
Intercompany financing	120,897	—	—	(120,897)	—
Cash flows from investing activities	120,577	77,685	(38,729)	(120,897)	38,636
Financing activities:
Proceeds from borrowings	—	—	55,000	—	55,000
Repayment of borrowings	—	—	(141,989)	—	(141,989)
Payment of deferred financing fees	—	—	(12)	—	(12)
Distributions paid to noncontrolling interests	—	(14)	(2)	—	(16)
Contributions from noncontrolling interests	—	313	239	—	552
Repurchase of common units	(30,462)	—	—	—	(30,462)
Distributions paid to preferred unitholders	(18,837)	—	—	—	(18,837)
Distributions paid to common unitholders	(25,141)	—	—	—	(25,141)
Net proceeds from issuance of preferred capital - consolidated joint venture	—	—	597	—	597
Intercompany financing	—	(142,606)	21,709	120,897	—
Other	(702)	—	(1,097)	—	(1,799)
Cash flows from financing activities	(75,142)	(142,307)	(65,555)	120,897	(162,107)
Effect of exchange rate changes on cash	—	(9)	—	—	(9)
Change in cash and cash equivalents	(2,230)	(3,671)	(3,535)	—	(9,436)
Cash and cash equivalents at beginning of period	21,219	34,294	4,273	—	59,786
Cash and cash equivalents at end of period	$18,989	$30,623	$738	$—	$50,350

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(40,093)	$59,884	$94,271	$—	$114,062
Investing activities:
Improvements and additions to hotels	(13)	(21,664)	(14,302)	—	(35,979)
Hotel development	—	—	(31,599)	—	(31,599)
Net proceeds from asset sales	(429)	10	190,454	—	190,035
Insurance proceeds	274	—	—	—	274
Change in restricted cash - investing	—	(1,964)	(2,240)	—	(4,204)
Distributions from unconsolidated entities	6,460	—	—	—	6,460
Intercompany financing	139,524	—	—	(139,524)	—
Cash flows from investing activities	145,816	(23,618)	142,313	(139,524)	124,987
Financing activities:
Proceeds from borrowings	475,000	—	504,000	—	979,000
Repayment of borrowings	(545,453)	—	(621,240)	—	(1,166,693)
Payment of deferred financing fees	(8,500)	—	(5,848)	—	(14,348)
Distributions paid to preferred unitholders	(26,125)	—	—	—	(26,125)
Distributions paid to common unitholders	(16,498)	—	—	—	(16,498)
Net proceeds from common unit issuance	198,651	—	—	—	198,651
Distributions paid to noncontrolling interests	—	(401)	(15,893)	—	(16,294)
Contributions from noncontrolling interests	—	513	2,031	—	2,544
Redemption of preferred units	(169,986)	—	—	—	(169,986)
Net proceeds from issuance of preferred capital- consolidated joint venture	—	—	1,744	—	1,744
Intercompany financing	—	(32,703)	(106,821)	139,524	—
Other	(76)	—	(1,070)	—	(1,146)
Cash flows from financing activities	(92,987)	(32,591)	(243,097)	139,524	(229,151)
Effect of exchange rate changes on cash	—	(134)	—	—	(134)
Change in cash and cash equivalents	12,736	3,541	(6,513)	—	9,764
Cash and cash equivalents at beginning of period	5,717	32,923	8,507	—	47,147
Cash and cash equivalents at end of period	$18,453	$36,464	$1,994	$—	$56,911

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Revenue per available room, or RevPAR, for our 37 same-store hotels (which excludes The Knickerbocker) decreased 0.7% in the third quarter of 2016 compared to the same period last year, driven by a 1.3% decrease in occupancy, offset by a 0.6% increase in average daily rate, or ADR.
In our continuing effort to increase long-term stockholder value, we look for opportunities to redeploy capital to achieve higher returns and strengthen our balance sheet. In accordance with our 2015 strategic plan, our Board approved selling five hotels. During the three months ended September 30, 2016, we sold two hotels, the Renaissance Esmeralda Indian Wells Resort and the Holiday Inn Nashville Airport for $76 million and $32 million, respectively. We used proceeds from the sales to repay our line of credit. We continue to market our three New York hotels for sale.
In 2015, our Board approved a common stock repurchase program, under which we may spend up to $100 million repurchasing shares of our common stock through October 2017. We may repurchase shares in transactions on the open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans, in accordance with applicable securities laws and other restrictions. During the first nine months of 2016, we repurchased 4.6 million shares of common stock for $30.5 million (including commissions) for an average price of $6.58 per share. Since FelCor’s Board of Directors authorized the current repurchase program, we have repurchased 6.6 million shares of common stock for $44.8 million (including commissions) at an average price of $6.78 per share.

Results of Operations
Comparison of the Three Months ended September 30, 2016 and 2015
For the three months ended September 30, 2016, we recorded a net loss of $4.9 million compared to an $8.1 million net loss for the same period last year. Our 2016 net loss includes a $20.1 million impairment charge for one hotel and a $6.1 million severance charge, primarily related to the retirement of our former Chief Executive Officer, partially offset by a $4.9 million net gain on the sale of hotels (including a $3.1 million loss in discontinued operations). Our 2015 net loss included a $20.9 million impairment charge for a hotel subsequently sold in 2016 and $3.6 million in severance charges for certain FelCor officers, partially offset by a $3.6 million net gain on hotel sales (including $491,000 in discontinued operations).
For the three months ended September 30, 2016:

•
Hotel operating revenue decreased $2.3 million, which includes a $4.0 million net reduction in revenue for hotels that have been disposed of or recently opened. Excluding these hotels, hotel operating revenue increased $1.7 million from last year. We attribute this increase primarily to improved food and beverage operations, primarily in the banquet and catering department, and an increase in revenue from other sources such as parking and resort fees. This increase is partially offset by a reduction in room revenue as a result of a 0.7% decrease in same-store RevPAR.

•
Hotel departmental expenses decreased $2.4 million, which includes a $2.9 million net reduction in expense for hotels that have been disposed of or recently opened. Excluding these hotels, hotel departmental expenses represented 33.4% of hotel operating revenue for both periods.

•	Other property-related costs decreased $3.0 million, including a $2.1 million net reduction in expense for hotels that have been disposed of or recently opened. Excluding these hotels, other property-related costs decreased slightly to 23.5% of hotel operating revenue from 24.1% last year, primarily attributable to cost containment initiatives implemented in the current period.

•
Management and franchise fees decreased $1.1 million, including a $496,000 net reduction in expense for hotels that have been disposed of or recently opened. Excluding these hotels, these costs decreased slightly to 3.8% of hotel operating revenue from 4.1% last year, primarily attributable to a decline in Wyndham management fees resulting from its guaranty.

•
Taxes, insurance and lease expense increased $2.4 million, including a $434,000 net reduction in expense for hotels that have been disposed of or recently opened. Excluding these hotels, these expenses increased to 7.2% of hotel operating revenue from 5.8% last year. We attribute this increase primarily to the successful resolution of property tax appeals last year.

•
Corporate expenses increased $1.6 million, resulting primarily from a change in stock compensation expense associated with variable stock awards. Our stock price increased slightly within the current year period compared to a decline during the same period last year.

•	Depreciation and amortization expense decreased $708,000, primarily attributable to depreciation for hotels sold in 2016 and 2015.

•
Impairment was $20.1 million as compared to $20.9 million in 2015. The 2016 charge was based on a reduction in the fair value of one hotel resulting from third-party offers to purchase the hotel and observable market data for hotels in similar locations. Our 2015 impairment charge resulted from a reduced estimated hold period for a hotel subsequently sold in 2016.

•
Other expenses increased $1.8 million from the same period last year. We attribute this change primarily to a higher severance expense incurred in the current period compared to last year, offset by a decline in pre-opening charges primarily related to The Knickerbocker.

•
Net interest expense decreased $174,000. We completed certain renovation and redevelopment projects, including The Knickerbocker, in 2015, resulting in less capitalized interest in the current year as compared to the same period last year. Excluding the change in capitalized interest, interest expense declined by $446,000.

•
Equity in income from unconsolidated entities increased $493,000, resulting primarily from completing renovations at one of our unconsolidated joint ventures, which experienced a displacement-related reduction in revenue during renovations in 2015.

•	Income tax decreased $1.3 million. Taxes in the same period last year were higher due to changes in state apportionment factors.

•	Discontinued operations for both periods includes adjustments to gains and losses for hotels sold prior to December 31, 2013.
Comparison of the Nine Months ended September 30, 2016 and 2015
For the nine months ended September 30, 2016, we recorded net income of $3.8 million, compared to net income of $616,000 for the same period last year. Our 2016 net income includes$26.5 million in impairment charges for two hotels (one of which was sold in 2016) and a $6.1 million severance charge, primarily related to the retirement of our former Chief Executive Officer, partially offset by a $3.5 million net gain on hotel sales (including a $3.1 million loss in discontinued operations). Our 2015 net income included debt extinguishment charges of $30.9 million and a $20.9 million impairment charge for a hotel subsequently sold in 2016, partially offset by a net gain on hotel sales of

$19.9 million (including $407,000 in discontinued operations) and $3.7 million in net revenue attributable to a favorable settlement of a commercial dispute. Additionally, during the nine months ended September 30, 2015, one of our unconsolidated joint ventures sold a hotel, the gain from which increased our equity in income from unconsolidated entities by $7.1 million.
For the nine months ended September 30, 2016:

•
Hotel operating revenue decreased $5.4 million, including an $18.3 million net reduction in revenue for hotels that have been disposed of or recently opened. Excluding these hotels, hotel operating revenue increased 2.2% from last year. We attribute the increase primarily to the 1.7% increase in same-store RevPAR, reflecting a 2.0% increase in ADR offset by a 0.2% decrease in occupancy. In the current period, certain hotels also experienced improved food and beverage operations, primarily in the banquet and catering department, and an increase in revenue for other hotel departments.

•	Other revenue decreased $3.5 million, resulting primarily from a favorable $3.7 million net settlement of a commercial dispute in 2015.

•
Hotel departmental expenses decreased $1.3 million, which includes a $5.8 million net reduction in expense for hotels that have been disposed of or recently opened. Excluding these hotels, hotel departmental expenses represented 34.0% of hotel operating revenue for both periods.

•
Other property-related costs decreased $6.1 million, including an $8.1 million net reduction in expense for hotels that have been disposed of or recently opened. Excluding these hotels, other property-related costs decreased slightly to 24.3% of hotel operating revenue from 24.5% for the same period last year.

•
Management and franchise fees decreased $1.7 million, including a $1.6 million net reduction in expense for hotels that have been disposed of or recently opened. Excluding these hotels, these costs are 3.9% of hotel operating revenue compared to 4.0% for the same period last year.

•
Taxes, insurance and lease expense decreased $345,000, including a $3.4 million net reduction in expense for hotels that have been disposed of or recently opened. Excluding these hotels, these expenses increased to 6.9% of hotel operating revenue from 6.6% last year. We attribute this increase primarily to the successful resolution of property tax appeals last year.

•
Corporate expenses increased $916,000, resulting primarily from professional recruiting fees for directors and a company officer in the current year and a change in stock compensation expense associated with variable stock awards. Our stock price decreased slightly within the current year period compared to a more significant decline during the same period last year.

•
Depreciation and amortization expense increased $1.1 million, resulting primarily from depreciation of The Knickerbocker after the hotel was placed in service during 2015, partially offset by depreciation of hotels sold in 2015 and 2016.

•
Impairment was $26.5 million compared to $20.9 million in the same period in the prior year. The 2016 charge is comprised of a reduction in the fair value of one hotel resulting from third-party offers to purchase the hotel and observable market data for hotels in similar locations, in addition to a charge resulting from an accepted third-party offer to purchase a hotel sold in the current year. The 2015 charge resulted from reducing the estimated hold period for a hotel subsequently sold in 2016.

•
Other expenses decreased $895,000 from the same period last year. We attribute this change primarily to pre-opening costs incurred in 2015 for The Knickerbocker, partially offset by an increase in expense for a litigation settlement, an increase in abandoned project charges and higher severance expense incurred in the current year compared to the prior year.

•
Net interest expense decreased $306,000. We completed certain renovation and redevelopment projects, including The Knickerbocker, in 2015 resulting in lower capitalized interest in the current year as compared to the same period last year. Excluding the change in capitalized interest, interest expense declined by $5.3 million.

•
Debt extinguishment charges were zero, compared to $30.9 million in 2015 (which included a $10.5 million write-off of deferred loan costs), primarily related to redeeming our 6.75% senior secured notes.

•
Equity in income from unconsolidated entities decreased $6.6 million, primarily reflecting the 2015 gain on sale of a hotel owned by one of our unconsolidated joint ventures, partially offset by improved operations at one of our unconsolidated joint ventures resulting from completing renovations which experienced a displacement-related reduction in 2015.

•	Income tax decreased $1.2 million. Taxes in the same period last year were higher due to changes in state apportionment factors.

•	Discontinued operations for both periods includes adjustments to gains and losses for hotels sold prior to December 31, 2013.

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
Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended September 30,
	2016			2015
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(4,894)			$(8,133)
Noncontrolling interests	164			288
Preferred dividends	(6,279)			(6,279)
Preferred distributions - consolidated joint venture	(369)			(363)
Net loss attributable to FelCor common stockholders	(11,378)			(14,487)
Less: Dividends declared on unvested restricted stock	(36)			(13)
Basic and diluted earnings per share data	(11,414)	137,464	(0.08)	(14,500)	142,982	(0.10)
Depreciation and amortization	28,280	—	0.21	28,988	—	0.21
Depreciation, unconsolidated entities and other partnerships	456	—	—	471	—	—
Impairment	20,126	—	0.15	20,861	—	0.15
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(4,867)	—	(0.04)	(3,682)	—	(0.03)
Noncontrolling interests in FelCor LP	(50)	611	(0.01)	(61)	611	(0.01)
Dividends declared on unvested restricted stock	36	85	—	13	32	—
Conversion of unvested restricted stock units	—	504	—	—	1,173	—
FFO*	32,567	138,664	0.23	32,090	144,798	0.22
Hurricane loss	52	—	—	—	—	—
Debt extinguishment	—	—	—	14	—	—
Severance costs	6,124	—	0.05	3,624	—	0.03
Variable stock compensation	394	—	—	(1,086)	—	(0.01)
Abandoned projects	5	—	—	—	—	—
Litigation settlement	203	—	—	—	—	—
Pre-opening costs, net of noncontrolling interests	125	—	—	1,079	—	0.01
Adjusted FFO*	$39,470	138,664	$0.28	$35,721	144,798	$0.25
* FFO and Adjusted FFO are attributable to FelCor common stockholders and FelCor LP common unitholders other than FelCor.

Reconciliation of Net Income to FFO and Adjusted FFO
(in thousands, except per share data)

	Nine Months Ended September 30,
	2016			2015
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income	$3,795			$616
Noncontrolling interests	668			(4,255)
Preferred dividends	(18,837)			(23,860)
Preferred distributions - consolidated joint venture	(1,093)			(1,070)
Redemption of preferred stock	—			(6,096)
Net loss attributable to FelCor common stockholders	(15,467)			(34,665)
Less: Dividends declared on unvested restricted stock	(109)			(40)
Basic and diluted earnings per share data	(15,576)	138,437	$(0.11)	(34,705)	136,009	$(0.26)
Depreciation and amortization	86,640	—	0.63	85,510	—	0.63
Depreciation, unconsolidated entities and other partnerships	1,392	—	0.01	1,730	—	0.01
Impairment	26,459	—	0.19	20,861	—	0.15
Gain on sale of hotel in unconsolidated entity	—	—	—	(7,113)	—	(0.05)
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(3,523)	—	(0.04)	(14,931)	—	(0.11)
Other gains	(100)	—	—	(100)	—	—
Noncontrolling interests in FelCor LP	(67)	611	—	(150)	611	—
Dividends declared on unvested restricted stock	109	35	—	40	37	—
Conversion of unvested restricted stock units	—	436	—	—	1,136	—
FFO*	95,334	139,519	0.68	51,142	137,793	0.37
Hurricane loss	52	—	—	—	—	—
Debt extinguishment	—	—	—	30,909	—	0.22
Debt extinguishment, unconsolidated entities	—	—	—	330	—	—
Severance costs	6,151	—	0.05	3,624	—	0.03
Variable stock compensation	366	—	—	(161)	—	—
Redemption of preferred stock	—	—	—	6,096	—	0.04
Contract dispute recovery	—	—	—	(3,717)	—	(0.03)
Litigation settlement	853	—	0.01	—	—	—
Abandoned projects	620	—	—	—	—	—
Pre-opening costs, net of noncontrolling interests	371	—	—	5,125	—	0.05
Adjusted FFO*	$103,747	139,519	$0.74	$93,348	137,793	$0.68

* FFO and Adjusted FFO are attributable to FelCor common stockholders and FelCor LP common unitholders other than FelCor.

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(4,894)	$(8,133)	$3,795	$616
Depreciation and amortization	28,280	28,988	86,640	85,510
Depreciation, unconsolidated entities and other partnerships	456	471	1,392	1,730
Interest expense	19,446	19,608	59,101	59,379
Interest expense, unconsolidated entities and other partnerships	90	96	280	439
Income taxes	(246)	1,392	144	1,392
Noncontrolling interests in preferred distributions, consolidated joint venture	(18)	—	(55)	—
Noncontrolling interests in other partnerships	114	227	601	(4,405)
EBITDA*	43,228	42,649	151,898	144,661
Impairment	20,126	20,861	26,459	20,861
Hurricane loss	52	—	52	—
Debt extinguishment	—	14	—	30,909
Debt extinguishment, unconsolidated entities	—	—	—	330
Gain on sale of hotel in unconsolidated entity	—	—	—	(7,113)
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(4,867)	(3,682)	(3,523)	(14,931)
Other gains	—	—	(100)	(100)
Amortization of fixed stock and directors’ compensation	1,711	1,652	5,338	5,214
Severance costs	6,124	3,624	6,151	3,624
Abandoned projects	5	—	620	—
Variable stock compensation	394	(1,086)	366	(161)
Contract dispute recovery	—	—	—	(3,717)
Litigation settlement	203	—	853	—
Pre-opening costs, net of noncontrolling interests	125	1,079	371	5,125
Adjusted EBITDA*	67,101	65,111	188,485	184,702
Adjusted EBITDA from hotels disposed or recently opened	(2,936)	(1,153)	(14,088)	(14,482)
Same-store Adjusted EBITDA*	$64,165	$63,958	$174,397	$170,220

* EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA are attributable to FelCor common stockholders and FelCor LP unitholders other than FelCor.

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Same-store operating revenue:
Room	$161,682	$162,871	$467,631	$457,925
Food and beverage	30,727	29,257	97,526	95,997
Other operating departments	12,413	11,014	33,272	31,643
Same-store operating revenue	204,822	203,142	598,429	585,565
Same-store operating expense:
Room	40,191	39,975	117,910	113,902
Food and beverage	24,441	23,776	74,882	73,547
Other operating departments	3,678	4,139	10,853	11,766
Other property related costs	48,113	49,035	145,333	143,409
Management and franchise fees	7,748	8,344	23,608	23,681
Taxes, insurance and lease expense	13,730	10,483	39,287	35,796
Same-store operating expense	137,901	135,752	411,873	402,101
Hotel EBITDA	$66,921	$67,390	$186,556	$183,464
Hotel EBITDA Margin	32.7%	33.2%	31.2%	31.3%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Same-store operating revenue	$204,822	$203,142	$598,429	$585,565
Other revenue	1,809	1,678	3,641	7,142
Revenue from hotels disposed and recently opened(a)	16,350	20,332	68,961	87,243
Total revenue	222,981	225,152	671,031	679,950
Same-store operating expense	137,901	135,752	411,873	402,101
Consolidated hotel lease expense(b)	1,488	1,524	3,648	5,762
Unconsolidated taxes, insurance and lease expense	(517)	(168)	(1,486)	(1,681)
Corporate expenses	6,244	4,672	20,691	19,775
Depreciation and amortization	28,280	28,988	86,640	85,510
Impairment	20,126	20,861	26,459	20,861
Expenses from hotels disposed and recently opened(a)	13,271	19,153	54,670	71,957
Other expenses	7,581	5,807	10,551	11,446
Total operating expense	214,374	216,589	613,046	615,731
Operating income	$8,607	$8,563	$57,985	$64,219

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

•
Gains and losses related to extinguishment of debt and interest rate swaps - We exclude gains and losses related to extinguishment of debt and interest rate swaps from Adjusted FFO and Adjusted EBITDA because we believe that it is not indicative of ongoing operating performance of our hotel assets. This also represents an acceleration of interest expense or a reduction of interest expense, and interest expense is excluded from EBITDA.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at September 30, 2016, our pro rata share of hotel rooms after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at September 30, 2016
Consolidated Hotels(a)	38	11,329
Unconsolidated hotel operations	1	171
Total hotels	39	11,500

50% joint ventures	2	(216)
95% joint venture	1	(17)
Pro rata rooms attributed to joint venture partners		(233)
Pro rata share of rooms owned		11,267

(a) Includes The Knickerbocker, which opened in February 2015.

Hotel Operating Statistics

	Occupancy (%)			ADR ($)			RevPAR ($)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Same-store Hotels	2016	2015	%Change	2016	2015	%Change	2016	2015	%Change
Embassy Suites Atlanta-Buckhead	77.3	79.9	(3.3)	157.93	149.95	5.3	122.02	119.77	1.9
DoubleTree Suites by Hilton Austin	78.0	86.6	(10.0)	196.91	191.69	2.7	153.55	166.04	(7.5)
Embassy Suites Birmingham	76.4	82.1	(6.9)	135.07	128.34	5.2	103.19	105.36	(2.1)
The Fairmont Copley Plaza, Boston	86.5	86.7	(0.3)	336.67	337.92	(0.4)	291.26	293.13	(0.6)
Wyndham Boston Beacon Hill	86.8	91.6	(5.2)	257.67	265.91	(3.1)	223.66	243.54	(8.2)
Embassy Suites Boston-Marlborough	73.6	78.8	(6.7)	175.01	176.47	(0.8)	128.76	139.11	(7.4)
Sheraton Burlington Hotel & Conference Center	83.3	82.6	0.8	144.65	129.75	11.5	120.49	107.18	12.4
The Mills House Wyndham Grand Hotel, Charleston	84.9	80.7	5.2	214.95	212.46	1.2	182.45	171.38	6.5
Embassy Suites Dallas-Love Field(1)	66.7	89.4	(25.4)	140.10	129.57	8.1	93.41	115.88	(19.4)
Embassy Suites Deerfield Beach-Resort & Spa	69.7	68.8	1.3	152.95	160.32	(4.6)	106.60	110.29	(3.3)
Embassy Suites Fort Lauderdale 17th Street	79.4	80.4	(1.3)	129.31	125.27	3.2	102.63	100.69	1.9
Wyndham Houston-Medical Center Hotel & Suites	72.1	85.2	(15.4)	129.25	142.32	(9.2)	93.15	121.20	(23.1)
Embassy Suites Los Angeles-International Airport/South	88.0	84.1	4.7	183.81	178.79	2.8	161.84	150.35	7.6
Embassy Suites Mandalay Beach-Hotel & Resort	84.6	83.6	1.2	270.37	265.30	1.9	228.75	221.70	3.2
Embassy Suites Miami-International Airport	84.4	86.2	(2.1)	117.02	118.33	(1.1)	98.72	102.00	(3.2)
Embassy Suites Milpitas-Silicon Valley	84.0	85.2	(1.5)	198.65	197.57	0.5	166.78	168.38	(1.0)
Embassy Suites Minneapolis-Airport	83.9	84.5	(0.7)	170.49	162.14	5.1	143.04	137.04	4.4
Embassy Suites Myrtle Beach-Oceanfront Resort	91.1	89.2	2.1	230.26	222.64	3.4	209.67	198.53	5.6
Hilton Myrtle Beach Resort	84.1	86.9	(3.2)	177.60	170.92	3.9	149.36	148.47	0.6
Embassy Suites Napa Valley	85.3	88.4	(3.5)	279.76	280.07	(0.1)	238.66	247.66	(3.6)
Wyndham New Orleans-French Quarter	62.8	61.2	2.6	129.55	123.69	4.7	81.37	75.75	7.4
Morgans New York	87.9	90.6	(3.0)	265.77	277.94	(4.4)	233.64	251.88	(7.2)
Royalton New York	84.8	88.7	(4.4)	286.41	299.78	(4.5)	242.75	265.85	(8.7)
Embassy Suites Orlando-International Drive South/Convention Center(1)	57.8	80.5	(28.2)	119.46	127.38	(6.2)	69.11	102.58	(32.6)
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	84.2	80.6	4.5	113.85	120.06	(5.2)	95.91	96.74	(0.9)
Wyndham Philadelphia Historic District	84.3	74.0	13.9	170.85	159.84	6.9	143.97	118.21	21.8
Sheraton Philadelphia Society Hill Hotel	79.2	72.5	9.3	196.49	173.30	13.4	155.65	125.61	23.9
Embassy Suites Phoenix-Biltmore	62.5	64.4	(2.9)	134.26	128.93	4.1	83.86	82.97	1.1
Wyndham Pittsburgh University Center	78.8	83.8	(6.0)	148.42	149.07	(0.4)	116.91	124.86	(6.4)
Wyndham San Diego Bayside	85.9	80.2	7.1	155.35	159.56	(2.6)	133.40	127.97	4.2
Embassy Suites San Francisco Airport-South San Francisco	90.7	90.4	0.4	216.84	232.00	(6.5)	196.75	209.63	(6.1)
Embassy Suites San Francisco Airport-Waterfront	92.3	89.6	3.0	222.35	224.85	(1.1)	205.24	201.53	1.8
Holiday Inn San Francisco-Fisherman’s Wharf	92.7	92.7	0.1	243.12	253.91	(4.2)	225.47	235.30	(4.2)
San Francisco Marriott Union Square	93.0	92.5	0.5	288.54	308.87	(6.6)	268.32	285.69	(6.1)
Wyndham Santa Monica At the Pier	91.5	90.8	0.8	314.90	295.60	6.5	288.03	268.29	7.4
Embassy Suites Secaucus-Meadowlands	81.5	81.0	0.6	180.94	184.79	(2.1)	147.39	149.60	(1.5)
The Vinoy Renaissance St. Petersburg Resort & Golf Club	76.2	77.3	(1.5)	183.78	173.53	5.9	140.05	134.20	4.4
Same-store Hotels	81.8	82.9	(1.3)	195.33	194.22	0.6	159.78	160.95	(0.7)

(1) Hotel under renovation in 2016.

Hotel Operating Statistics

	Occupancy (%)			ADR ($)			RevPAR ($)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Same-store Hotels	2016	2015	%Change	2016	2015	%Change	2016	2015	%Change
Embassy Suites Atlanta-Buckhead	79.6	80.1	(0.5)	157.15	149.55	5.1	125.14	119.74	4.5
DoubleTree Suites by Hilton Austin	83.1	83.3	(0.2)	218.56	220.31	(0.8)	181.71	183.60	(1.0)
Embassy Suites Birmingham	79.1	79.4	(0.4)	137.36	134.08	2.4	108.64	106.50	2.0
The Fairmont Copley Plaza, Boston	77.9	77.6	0.4	324.04	323.51	0.2	252.54	251.11	0.6
Wyndham Boston Beacon Hill	79.2	81.8	(3.2)	232.98	237.02	(1.7)	184.52	193.91	(4.8)
Embassy Suites Boston-Marlborough	71.8	76.7	(6.4)	173.00	170.70	1.3	124.30	130.97	(5.1)
Sheraton Burlington Hotel & Conference Center	74.6	73.9	1.0	122.15	119.38	2.3	91.18	88.23	3.3
The Mills House Wyndham Grand Hotel, Charleston	84.9	83.3	1.9	229.19	224.94	1.9	194.54	187.45	3.8
Embassy Suites Dallas-Love Field(1)	76.8	90.7	(15.4)	142.00	131.42	8.0	109.04	119.23	(8.5)
Embassy Suites Deerfield Beach-Resort & Spa	79.7	81.1	(1.7)	203.24	205.36	(1.0)	161.99	166.46	(2.7)
Embassy Suites Fort Lauderdale 17th Street	84.2	85.1	(1.0)	175.62	166.26	5.6	147.88	141.42	4.6
Wyndham Houston-Medical Center Hotel & Suites	79.4	81.7	(2.7)	148.06	152.13	(2.7)	117.63	124.23	(5.3)
Embassy Suites Los Angeles-International Airport/South	87.9	82.6	6.4	173.37	162.85	6.5	152.33	134.45	13.3
Embassy Suites Mandalay Beach-Hotel & Resort	82.6	80.4	2.7	238.09	220.77	7.8	196.56	177.43	10.8
Embassy Suites Miami-International Airport	86.8	89.2	(2.7)	149.36	151.76	(1.6)	129.61	135.36	(4.2)
Embassy Suites Milpitas-Silicon Valley	83.2	83.6	(0.5)	204.36	196.20	4.2	169.96	163.96	3.7
Embassy Suites Minneapolis-Airport	77.1	78.0	(1.1)	158.20	152.98	3.4	121.99	119.30	2.3
Embassy Suites Myrtle Beach-Oceanfront Resort	79.6	77.1	3.2	190.36	188.35	1.1	151.53	145.29	4.3
Hilton Myrtle Beach Resort	68.9	70.7	(2.5)	154.49	149.12	3.6	106.47	105.44	1.0
Embassy Suites Napa Valley	82.9	83.5	(0.7)	241.13	235.96	2.2	200.01	197.01	1.5
Wyndham New Orleans-French Quarter	72.5	67.1	8.1	146.47	151.79	(3.5)	106.26	101.89	4.3
Morgans New York	83.3	81.1	2.8	256.36	269.72	(5.0)	213.66	218.69	(2.3)
Royalton New York	82.8	85.7	(3.3)	279.79	289.25	(3.3)	231.73	247.79	(6.5)
Embassy Suites Orlando-International Drive South/Convention Center(1)	73.0	84.6	(13.7)	148.50	148.24	0.2	108.46	125.41	(13.5)
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	89.4	89.0	0.4	140.09	137.19	2.1	125.19	122.14	2.5
Wyndham Philadelphia Historic District	74.9	64.7	15.7	157.00	159.89	(1.8)	117.59	103.49	13.6
Sheraton Philadelphia Society Hill Hotel	71.9	68.9	4.4	183.69	173.67	5.8	132.10	119.64	10.4
Embassy Suites Phoenix-Biltmore	70.3	72.8	(3.4)	182.93	175.70	4.1	128.61	127.86	0.6
Wyndham Pittsburgh University Center	70.7	73.9	(4.4)	146.09	145.99	0.1	103.23	107.95	(4.4)
Wyndham San Diego Bayside	80.5	80.8	(0.4)	151.67	149.51	1.4	122.03	120.76	1.0
Embassy Suites San Francisco Airport-South San Francisco	88.5	89.2	(0.8)	207.70	203.06	2.3	183.84	181.21	1.5
Embassy Suites San Francisco Airport-Waterfront	89.8	86.8	3.5	211.62	211.38	0.1	190.14	183.43	3.7
Holiday Inn San Francisco-Fisherman’s Wharf	88.2	87.6	0.7	216.01	214.53	0.7	190.52	187.98	1.3
San Francisco Marriott Union Square	90.8	88.1	3.1	299.42	290.28	3.1	271.86	255.72	6.3
Wyndham Santa Monica At the Pier	88.8	86.9	2.2	282.99	260.64	8.6	251.24	226.46	10.9
Embassy Suites Secaucus-Meadowlands	71.9	76.3	(5.8)	181.29	185.30	(2.2)	130.31	141.43	(7.9)
The Vinoy Renaissance St. Petersburg Resort & Golf Club	82.7	83.4	(0.8)	221.93	213.32	4.0	183.63	177.95	3.2
Same-store Hotels	80.3	80.5	(0.2)	193.19	189.49	2.0	155.17	152.50	1.7

(1) Hotel under renovation in 2016.

Hotel Portfolio
The following table provides room counts for the hotels in which we held an ownership interest at September 30, 2016.

Consolidated Hotels	Rooms
Embassy Suites Atlanta-Buckhead	316
DoubleTree Suites by Hilton Austin	188
Embassy Suites Birmingham	242
The Fairmont Copley Plaza, Boston	383
Wyndham Boston Beacon Hill	304
Embassy Suites Boston-Marlborough	229
Sheraton Burlington Hotel & Conference Center	309
The Mills House Wyndham Grand Hotel, Charleston	216
Embassy Suites Dallas-Love Field	248
Embassy Suites Deerfield Beach-Resort & Spa	244
Embassy Suites Fort Lauderdale 17th Street	361
Wyndham Houston-Medical Center Hotel & Suites	287
Embassy Suites Los Angeles-International Airport/South	349
Embassy Suites Mandalay Beach-Hotel & Resort	250
Embassy Suites Miami-International Airport	318
Embassy Suites Milpitas-Silicon Valley	266
Embassy Suites Minneapolis-Airport	310
Embassy Suites Myrtle Beach-Oceanfront Resort	255
Hilton Myrtle Beach Resort	385
Embassy Suites Napa Valley	205
Wyndham New Orleans-French Quarter	374
The Knickerbocker New York	330
Morgans New York	117
Royalton New York	168
Embassy Suites Orlando-International Drive South/Convention Center	244
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	229
Wyndham Philadelphia Historic District	364
Sheraton Philadelphia Society Hill Hotel	364
Embassy Suites Phoenix-Biltmore	232
Wyndham Pittsburgh University Center	251
Wyndham San Diego Bayside	600
Embassy Suites San Francisco Airport-South San Francisco	312
Embassy Suites San Francisco Airport-Waterfront	340
Holiday Inn San Francisco-Fisherman’s Wharf	585
San Francisco Marriott Union Square	400
Wyndham Santa Monica At the Pier	132
Embassy Suites Secaucus-Meadowlands(a)	261
The Vinoy Renaissance St. Petersburg Resort & Golf Club	361
11,329
Unconsolidated Hotel
Chateau LeMoyne-French Quarter, New Orleans(a)	171

(a)	We own a 50% interest in this property.

Liquidity and Capital Resources
Operating Activities
For the nine months ended September 30, 2016, RevPAR at our same-store hotels increased 1.7%, as compared to the same period in 2015, driven by a 2.0% increase in ADR and offset by a 0.2% decline in occupancy. We expect our RevPAR will increase 1.25% to 1.5% during 2016 as compared to 2015, primarily from higher ADR, and our operations will generate $146 million to $150 million of cash flow this year.
At September 30, 2016, we had $50.4 million of cash and cash equivalents, including $30.6 million held by third-party management companies. During the first nine months of 2016, our operations (primarily hotel operations) provided $114.0 million in cash, which is consistent with the same period last year.
Investing Activities
During the nine months ended September 30, 2016, cash provided by investing activities was $38.6 million as compared to cash provided by investing activities of $125.0 million last year. In 2016, we sold hotels for $101.7 million in aggregate net proceeds compared to $190.0 million in aggregate net proceeds received during the nine months ended September 30, 2015. Additionally, in 2015 we sold a hotel owned by an unconsolidated joint venture resulting in higher distributions last year.
During 2016, we plan to invest approximately $60 million in renovations as part of our long-term capital plan. In addition, we expect to invest approximately $15 million in redevelopment projects this year. Through September 30, we have spent $15.3 million more this year on renovation and redevelopment projects at our hotels than last year. In 2015, we completed developing The Knickerbocker. Accordingly, we spent $31.6 million on the development of that hotel during the first nine months of 2015 as we wound down that project. After winding down The Knickerbocker and other capital projects, less interest was capitalized in the current period as compared to the same period last year. In September 2016, we acquired land under one of our hotels for $8.2 million, including closing costs. We had previously leased the land from the prior owners.
Financing Activities
During the nine months ended September 30, 2016, cash used in financing activities was $162.1 million, $67.0 million less than cash used in financing activities for the same period last year. The following financing transactions took place during the first nine months of 2015:

•
We issued our $475 million 6% senior notes (resulting in deferred financing fees of $8.5 million) and used the proceeds, in addition to cash on hand, to repurchase and redeem our $525 million (face value) 6.75% senior notes;

•	We amended and restated our line of credit (resulting in deferred financing fees of $5.8 million) and used funds drawn on the line of credit to repay a $140 million secured loan;

•	We repaid $62.1 million of secured debt using sale proceeds;

•	We issued 18.4 million shares of our common stock for net proceeds of approximately $199 million;

•
We used proceeds from selling our common stock to redeem all of our outstanding shares of 8% Series C preferred stock for an aggregate redemption price of $170.4 million (including $491,000 of accrued dividends);

•	We received $1.7 million of additional net proceeds from selling preferred equity interests pursuant to the EB-5 Immigrant Investor Program by The Knickerbocker consolidated joint venture; and

•	We increased our distributions to noncontrolling interest holders to $16.3 million primarily due to selling a hotel in a consolidated joint venture.
We implemented a stock repurchase program in December 2015. During the first nine months of 2016, we repurchased 4.6 million shares of common stock for $30.5 million (including commissions) at an average price of $6.58 per share.
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
Most of our secured debt (other than our 5.625% senior secured notes) is subject to lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves, even if revenues are flowing through a lock-box triggered by a specified debt service coverage ratio not being met. All of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.
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
Interest Rate Caps. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at December 31, 2015. We did not designate the interest rate cap as a hedge, and it had an insignificant fair value at December 31, 2015, resulting in no impact on earnings. We had no outstanding interest rate caps at September 30, 2016.

Inflation and Competition
Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, require us to reduce room rates in the near term and may limit our ability to raise room rates in the future. We are also subject to the risk that inflation will cause increases in hotel operating expenses that are disproportionate to increases in revenues. If competition requires us to reduce room rates or limits our ability to raise room rates in the future, we may not be able to adjust our room rates to reflect the effects of inflation in full, in which case our operating results and liquidity could be adversely affected.

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
At September 30, 2016, approximately 86% of our consolidated debt bears fixed-rate interest.
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
Expected Maturity Date
at September 30, 2016
(dollars in thousands)

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$671	$2,637	$2,954	$3,106	$3,245	$1,138,352	$1,150,965	$1,198,364
Average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	5.70%	5.69%
Floating-rate:
Debt	—	85,000	—	105,000	—	—	190,000	190,333
Average interest rate (a)	—	3.97%	—	3.94%	—	—	3.95%
Total debt	$671	$87,637	$2,954	$108,106	$3,245	$1,138,352	$1,340,965
Average interest rate	4.95%	4.00%	4.95%	3.97%	4.95%	5.70%	5.44%
Unamortized debt issuance costs							(16,540)
Debt, net of unamortized debt issuance costs							$1,324,425

(a)	The average floating interest rate considers the implied forward rates in the yield curve at September 30, 2016.

Item 4.	Controls and Procedures.
FelCor Lodging Trust Incorporated
Controls and Procedures
Under the supervision and with the participation of our management, including our Interim Senior Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Interim Senior Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FelCor Lodging Limited Partnership
Controls and Procedures
Under the supervision and with the participation of our management, including FelCor’s Interim Senior Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, FelCor’s Interim Senior Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
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

PART II – OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The following table provides the information with respect to purchases of shares of FelCor’s common stock during each of the months in the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 1, 2016 - July 31, 2016	25,500	$5.88	25,500	$58,241,661
August 1, 2016 - August 31, 2016	228,206	$6.37	228,206	$56,787,363
September 1, 2016 - September 30, 2016	223,361	$6.34	223,361	$55,370,315
Total	477,067	$6.33	477,067

Item 6.    Exhibits.
The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

10.1
Equity Grant Agreement, dated as of September 19, 2016, by and between FelCor Lodging Trust Incorporated (“FelCor”) and Troy A. Pentecost (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated September 19, 2016, and incorporated herein by reference).

10.2	Incentive Compensation Program for Executive Officers, as amended (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated September 19, 2016, and incorporated herein by reference).

10.3
Retirement, Severance and Release Agreement, dated as of September 16, 2016, by and between FelCor and Richard A. Smith (filed as Exhibit 10.3 to FelCor’s Form 8-K, dated September 19, 2016, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

32.1†*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor.

32.2†*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

----------------------
*    Filed herewith.

†
This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) FelCor’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015; (iii) FelCor’s Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and 2015; (iv) FelCor’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; (v) FelCor LP’s Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (vi) FelCor LP’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015; (vii) FelCor LP’s Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2016 and 2015; (viii) FelCor LP’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (ix) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED
a Maryland corporation

Date: November 1, 2016	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Treasurer

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: November 1, 2016	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Treasurer