Form 10-K
period 2016-12-31
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2017-02-24
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-14236	(FelCor Lodging Trust Incorporated)
Commission file number: 333-39595-01	(FelCor Lodging Limited Partnership)
FelCor Lodging Trust Incorporated
FelCor Lodging Limited Partnership
(Exact Name of Registrant as Specified in Its Charter)

Maryland	(FelCor Lodging Trust Incorporated)	75-2541756
Delaware	(FelCor Lodging Limited Partnership)	75-2544994
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

125 E. John Carpenter Freeway, Suite 1600, Irving, Texas	75062
(Address of Principal Executive Offices)	(Zip Code)
(972) 444-4900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
FelCor Lodging Trust Incorporated:
Common Stock	New York Stock Exchange
$1.95 Series A Cumulative Convertible Preferred Stock	New York Stock Exchange
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

Note: As a voluntary filer not subject to filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) as if the registrant was subject to such filing requirements.

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

The aggregate market value of shares of common stock held by non-affiliates of FelCor Lodging Trust Incorporated as of June 30, 2016, computed by reference to the price at which its common stock was last sold at June 30, 2016, was approximately $837 million.

As of February 20, 2017, FelCor Lodging Trust Incorporated had issued and outstanding 138,103,326 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of FelCor Lodging Trust Incorporated’s definitive Proxy Statement pertaining to its 2017 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

EXPLANATORY NOTE
This annual report on Form 10-K for the fiscal year ended December 31, 2016, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.
FelCor is a Maryland corporation operating as a real estate investment trust, or REIT, and is the sole general partner, and the owner of a greater than 99% partnership interest in, FelCor LP. Through FelCor LP, FelCor owns hotels and conducts business. As the sole general partner of FelCor LP, FelCor has exclusive and complete control of FelCor LP’s day-to-day management.
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
FelCor is a REIT with publicly-traded equity, while FelCor LP is a partnership with no publicly-traded equity. This difference is reflected in the financial statements in the equity (or partners’ capital) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital). Apart from the different equity treatment, the consolidated financial statements for FelCor and FelCor LP are nearly identical, except the net income (loss) attributable to redeemable noncontrolling interests in FelCor LP is deducted from FelCor’s net income (loss) in order to arrive at net income (loss) attributable to FelCor common stockholders. The noncontrolling interest is included in net income (loss) attributable to FelCor LP common unitholders. The holders of noncontrolling interests in FelCor LP are unaffiliated with FelCor and, in aggregate, hold less than 1% of the operating partnership units.
We present the sections in this report combined unless separate disclosure is required for clarity.

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

This Annual Report contains registered trademarks and service marks, including (but not limited to) Airbnb, DoubleTree Suites by Hilton, Embassy Suites Hotels, Fairmont, Hilton, Holiday Inn, The Knickerbocker, Marriott, Morgans, Renaissance, Royalton, Sheraton, VRBO, Walt Disney World, Wyndham and Wyndham Grand.

Disclosure Regarding Forward Looking Statements

Our disclosure and analysis in this Form 10-K and in FelCor’s 2016 Annual Report to Stockholders may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we may also provide forward-looking statements in other materials we release to the public. Such statements reflect our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast,” “continue” or similar expressions. In particular, these forward-looking statements may include those relating to future actions (including future acquisitions or dispositions and future capital expenditure plans) and future performance or expenses.

We cannot guarantee that any future results discussed in any forward-looking statements will be realized, although we believe that we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those discussed in Item 1A, Risk Factors. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those results anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to update forward-looking statements publicly, whether as a result of new information, future events or otherwise. You should consult our subsequent disclosures or related discussions in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file with the Securities and Exchange Commission, or the SEC. Also note that, in our risk factors, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from past results and those results anticipated, estimated or projected. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such risk factors. Consequently, you should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect our business.

PART I
Item 1.    Business
About FelCor and FelCor LP
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 39 hotels with 11,500 rooms at December 31, 2016. At December 31, 2016, we had an aggregate of 138,600,280 shares and units outstanding, consisting of 137,990,097 shares of FelCor common stock and 610,183 units of FelCor LP limited partnership interest not owned by FelCor.

Business Strategy

Strategy and Objectives. Our goal is to deliver returns to stockholders through earnings growth, asset appreciation and sustainable dividends. We strive to achieve this goal by building a well-maintained and diversified portfolio of high quality hotels in strategic locations, leveraging our core competencies to enhance the quality and earnings potential of our hotels, and continuing to enhance our balance sheet flexibility and strength while reducing our cost of capital.

Our core portfolio consists primarily of upper-upscale and luxury hotels located in major markets and resort locations that have dynamic demand generators and high barriers-to-entry. We sell, acquire, rebrand and redevelop hotels to increase our return on invested capital, improve overall portfolio quality, enhance diversification and improve growth rates. Our long-term strategy has six critical components:

•
Acquire Hotels that Further Improve our Portfolio Quality, Diversification and Earnings Growth. We seek to acquire high-quality hotels in markets with high barriers-to-entry and sustainable demand growth. We target properties that are accretive to long-term stockholder value, will provide investment returns that exceed our weighted average cost of capital and provide attractive long-term yields. Additionally, we seek properties that will improve the overall quality and diversity of our portfolio and we consider hotels that offer redevelopment and/or revenue repositioning opportunities that will further enhance returns on our investment.

•
Sell Non-Strategic Hotels or Hotels Not Expected to Meet Our Long-Term Return Hurdles. We believe opportunistically selling hotels and reallocating capital to more attractive investments enhances our long-term growth, increases our return on capital and enables management to focus on long-term investments within our target markets. We consistently review our hotels in terms of projected performance, future capital expenditure requirements, market dynamics and concentration risk, and sell those properties in markets that are not expected to offer an attractive return on our investment or are inconsistent with our long-term portfolio strategy.

•
Utilize Focused and Engaged Asset Management Approach to Maximize Returns at our Hotels. FelCor’s asset management is aggressive and hands-on. All of our asset managers have extensive hotel operating experience and thorough knowledge of the markets and overall demand dynamics where our hotels operate. With our long-standing and extensive brand relationships, we can significantly influence how their policies and procedures (most notably, brand strategy for marketing and revenue enhancement programs) affect us as hotel owners. We utilize our expertise and relationships to maximize revenue, market share, hotel operating margins and cash flow at every hotel.

•
Pursue Redevelopment and Repositioning Opportunities that Leverage our Development and Operations Expertise. We consider redevelopment and repositioning opportunities at our properties that offer attractive risk-adjusted returns. Redevelopment opportunities may include adding guest rooms, meeting space and amenities (such as spas), and developing condominiums. Repositioning opportunities typically involve upgrading a hotel’s market position through converting to a superior brand, which can be done independently or in conjunction with a redevelopment. We are currently seeking the necessary approvals and entitlements to redevelop and/or reposition several of our hotels that are located in core markets and offer attractive risk-adjusted returns that are significantly above our cost of capital.

•
Enhance Our Assets’ Long-Term Performance by Investing in High-ROI Capital Projects. We strive to spend capital prudently. Our capital strategy involves efficiently maintaining our properties over the long term and limiting future expenditure fluctuations, while maximizing our return on investment. We generally renovate several hotels each year to maintain their competitive positions and value. We routinely evaluate value-adding opportunities at our hotels, such as better use of existing space, new restaurant concepts and improved food and beverage operations.

•
Manage Our Balance Sheet. We are committed to further strengthening our balance sheet by reducing leverage, extending debt maturities and taking advantage of opportunities to lower our cost of capital. Our improved balance sheet provides the necessary flexibility and capacity to thrive throughout lodging industry cycles. We will continue to reduce our leverage by, among other things, selling non-strategic or underperforming hotels and increasing operating cash flow. We also expect to reduce our cost of capital and enhance our debt maturity profile by refinancing or repaying higher cost debt and preferred stock in the future.

Recent Achievements. We have continued making progress toward achieving our strategic objectives.

•	We sold two hotels in 2016 for $108 million total gross proceeds.

•
We reduced our consolidated debt by $74 million and leverage ratio from 6.0x at December 31, 2015 to 5.6x at December 31, 2016. Moody’s upgraded our corporate credit rating in 2016 as a result of our stronger balance sheet and credit metrics.

•
In 2016, we renovated two hotels (Embassy Suites - Dallas Love Field and Embassy Suites - Orlando International Drive South/Convention Center) and began redeveloping two resort properties (The Vinoy Renaissance St. Petersburg Resort & Golf Club and Embassy Suites Myrtle Beach-Oceanfront Resort), which included the construction of significant enhancements and improvements to our resort amenities. In total, we spent $74.3 million on capital expenditure at our hotels, and believe our renovation and redevelopment projects will offer attractive returns.

•
We successfully completed negotiations with Hilton with respect to new management agreements for 18 of our properties, with four currently pending lender approval. The new management agreements shift a substantial portion of fees from fixed base fees to variable incentive fees, which are payable only after achieving a base return on our invested capital. This new fee structure better aligns Hilton’s interest with our economic interest. We also negotiated comprehensive, long-term renovation plans at the affected hotels that allow us to deploy our capital more efficiently. We are excited to extend our strong relationship with Hilton, and we are confident the new agreements will help us achieve meaningful returns on these assets.

•	We acquired the fee interest in the land at our Wyndham Houston-Medical Center Hotel & Suites that was previously leased.

•
We remain committed to the highest standards of Board accountability, corporate ethics and stockholder engagement.  Accordingly, in 2016 we implemented various corporate governance enhancements, including, among others: (i) amending and restating FelCor’s 2014 Equity Compensation Plan to impose minimum vesting and post-vesting holding periods and to prohibit cash buyouts of underwater options; (ii) refreshing and enhancing the independence of the Board by appointing two independent directors to serve on the Board; (iii) adding a new section to FelCor’s Bylaws to provide proxy access to director candidates nominated by stockholders that meet certain ownership thresholds and satisfy other criteria; and (iv) amending FelCor’s Bylaws to delete a section that had reserved for the Board the exclusive power to amend FelCor’s Bylaws (stockholders will be able to propose binding amendments to FelCor’s Bylaws assuming they approve a corresponding charter amendment at this year’s annual meeting). The foregoing initiatives follow prior actions, as previously disclosed, that also strengthen our corporate governance and stockholder accountability.

Our Industry
The United States lodging industry is diverse and fragmented, comprising a myriad of hotel types across multiple quality and service segments. The industry caters to a wide range of guests, including transient customers (both leisure and corporate), groups (both leisure and corporate) and long-term, or contract, customers. Average rates charged by hotels are dependent on multiple factors, including the potential customer mix, level of customer demand and rooms supply in the market. Many hotels are marketed under a brand or “flag,” such as Hilton and Marriott, among others. Franchisors typically receive fees in exchange for brand recognition, marketing support and their reservation systems. Other hotels operate independently, often because they do not desire to fit within the standards of a particular brand or, in some cases, because operating as an independent “boutique” hotel enhances a hotel’s appeal to targeted guests. Hotels, and the underlying real estate, are owned by both public and private companies and partnerships. Franchisors or independent management companies often operate hotels on behalf of their owners. All of our hotels are operated on our behalf, mostly by managers affiliated with international franchisors.

Hotel Classification. Smith Travel Research (STR), a leading research provider for the lodging industry, classifies hotel chains into seven distinct segments: luxury, upper-upscale, upscale, upper-midscale, midscale, economy and independent. More than 90% of our Hotel EBITDA is generated from luxury (Fairmont) and upper-upscale (Embassy Suites, Hilton, Marriott, Renaissance, Sheraton, and Wyndham) hotels. We also own upscale (Doubletree), upper-midscale (Holiday Inn) and independent (Knickerbocker, Royalton and Morgans) hotels.
Industry Performance. The industry is cyclical, driven by changes in supply and demand. Overall economic conditions and local market factors influence demand, as do GDP growth, employment growth and corporate profits. While lodging industry fundamentals remain relatively healthy, acceleration of supply growth, coupled with a deceleration in demand growth, is expected to result in lower Revenue Per Available Room (RevPAR) growth in 2017.

For 2016, STR reported:

•	RevPAR increased 3.2%, to $81.19, achieving the highest RevPAR ever recorded by STR for any year;

•	ADR increased 3.1% to $123.97, achieving the highest ADR ever recorded by STR; and

•	Occupancy increased 0.1% to 65.5%, as demand growth outpaced supply growth.

For 2017, CBRE Hotel Horizons (formerly, PKF Hospitality Research), or CBRE, another leading provider of hospitality industry research, projects occupancy to decrease 0.4%, ADR to increase by 3.3%, contributing to a projected 2.9% RevPAR increase in 2017. In its publication Hospitality Directions US, PwC’s outlook for 2017 RevPAR is a 2.3% increase, with an ADR increase of 2.6% and an occupancy decline of 0.3%.

Competition

The lodging industry is highly competitive. Customers can choose from a variety of brands and products. The interplay between the supply of and demand for hotel rooms is cyclical and affects our industry significantly. Certain markets have low barriers-to-entry (e.g., inexpensive land, favorable zoning, etc.), making it easier to build new hotels and increase the supply of modern, high-quality hotel rooms. Lodging demand growth typically moves in tandem with the overall economy, as well as local market factors that stimulate travel to specific destinations. Economic indicators, such as GDP, business investment and employment levels, are common indicators of lodging demand. Each of our hotels competes for guests, primarily with other full service and limited service hotels in the immediate vicinity and, secondarily, with other hotels in its geographic market. Location, brand recognition, hotel quality, service levels and prices are the principal competitive factors affecting our hotels.
Environmental Matters
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in a property. These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to related asbestos-containing materials. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require corrective modifications or other expenditures. In connection with our current or prior ownership or operation of hotels or other real estate, we may be liable for various environmental costs or liabilities.

We customarily obtain a Phase I environmental survey from an independent environmental consultant before acquiring a hotel. The principal purpose of a Phase I survey is to identify potential environmental contamination and, secondarily, to assess, to a limited extent, the potential for environmental regulatory compliance liabilities. The Phase I surveys of our hotels were designed to meet the requirements of the then current industry standards governing those surveys, and consistent with those requirements, none of the surveys involved testing of groundwater, soil or air. Accordingly, they do not represent evaluations of conditions at the studied sites that would be revealed only through such testing. In addition, Phase I assessments of environmental regulatory compliance issues are general in scope and not a detailed determination of a hotel’s environmental compliance. Similarly, Phase I reports do not involve comprehensive analysis of potential offsite liability. Our Phase I reports have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any such liability. Nevertheless, it is possible that these reports do not reveal or accurately assess all material environmental conditions and that there are material environmental conditions of which we are unaware.
We believe that our hotels materially comply with all federal, state, and local laws and regulations regarding hazardous substances and other environmental matters, to the extent violation of such laws and regulations have a material adverse effect on us. We have not been notified by any governmental authority or private party of any noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our current or former properties that we believe would have a material adverse effect on our business, assets or results of operations. However, obligations for compliance with environmental laws that arise or are discovered in the future may adversely affect our financial condition.

Tax Status
FelCor LP is a partnership for federal income tax purposes, and is not subject to federal income tax. However, under its partnership agreement, it is required to reimburse FelCor for any tax payments it is required to make. Accordingly, the tax information herein represents disclosures regarding FelCor and its taxable subsidiaries.
FelCor elected to be treated as a REIT under the U.S. Internal Revenue Code. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. FelCor’s taxable REIT subsidiaries, or TRSs, formed to lease its hotels, are subject to federal, state and local income taxes. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders. If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as a REIT for four subsequent years. In connection with FelCor’s election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock. FelCor LP expects to make distributions on its units sufficient to enable FelCor to meet its distribution obligations as a REIT. At December 31, 2016, FelCor had a federal income tax net operating loss carryforward of $534.2 million, and its TRSs had federal income tax loss carryforwards of $254.8 million.
Employees
At December 31, 2016, we had 63 full-time employees. None of our employees are involved in the day-to-day operation of our hotels.

Ownership of our Hotels
Of our 39 hotels at December 31, 2016, we owned 100% interests in 36 hotels, a 95% interest in one hotel (The Knickerbocker) and 50% interests in entities that owned two hotels. We consolidate our real estate interests in the 37 hotels in which we hold majority interests, and we record the real estate interests of the two hotels in which we hold 50% interests using the equity method. We lease 38 of the 39 hotels to our TRSs, in which we own a controlling interest. We operate one 50% owned hotel without a lease. Because we own controlling interests in our operating lessees, we consolidate our interests in all 38 leased hotels (which we refer to as our Consolidated Hotels) and reflect their operating revenues and expenses in our statements of operations. We own 50% of the real estate interest in one Consolidated Hotel (we account for our real estate interest in this hotel by the equity method) and majority real estate interests in our remaining 37 Consolidated Hotels (we consolidate our real estate interests in these hotels). Our Consolidated Hotels are located in 14 states, with concentrations in major urban markets and resort areas.
Segment Reporting

Our business is conducted in one operating segment because of the similar economic characteristics of our hotels. Other information by geographic area may be found in the footnotes to our consolidated financial statements elsewhere in this report.

Additional Information

Additional information relating to our hotels and our business, including the charters of our Executive Committee, Governance Committee, Lead Director, Compensation Committee, Finance Committee and Audit Committee; our corporate governance guidelines; and our code of business conduct and ethics can be found on our website at www.felcor.com. Information relating to our hotels and our business can also be found in the Notes to Consolidated Financial Statements located elsewhere in this report. Our annual, quarterly and current reports, and amendments to these reports, filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or Exchange Act, are made available on our website, free of charge, under the “Financials” tab on our “Investor Relations” page, as soon as practicable following their filing. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
Real estate investments are subject to numerous risks. Our investment in hotels is subject to numerous risks generally associated with owning real estate, including among others:

•	general economic conditions, including unemployment rates, major bank failures, unsettled capital markets and sovereign debt uncertainty;

•	changes in international, national, regional and local economic climate and real estate market conditions;

•	changes in zoning laws;

•	changes in traffic patterns and neighborhood characteristics;

•	increases in assessed property taxes from changes in valuation and real estate tax rates;

•	increases in the cost of property insurance;

•	potential for uninsured or underinsured property losses;

•	governmental regulations, including changes in immigration laws that may impact travel and labor and fiscal policies;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	the ongoing need for capital improvements;

•	changes in tax laws; and

•	other circumstances beyond our control.
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
Investing in hotel assets involves special risks. We have invested in hotels and related assets, and our hotels are subject to all the risks common to the hotel industry. These risks could adversely affect hotel occupancy, operating costs and rates that can be charged for hotel rooms, and generally include:

•	changes in business and leisure travel patterns;

•	decreases in demand for hotel rooms;

•	increases in lodging supply or competition, which may adversely affect demand at our hotels;

•	the effect of geopolitical disturbances, including terrorist attacks and terror alerts, that reduce business and leisure travel;

•	the appeal of our hotels to consumers relative to competing hotels;

•	seasonal fluctuations in our revenue caused by the seasonal nature of the hotel industry;

•	unforeseen events beyond our control, including organizing labor at our hotels;

•	the threat or outbreak of a pandemic or epidemic disease, including the Zika virus, and natural disasters affecting the travel industry;

•	increasing fuel costs and other travel expenses resulting in reductions of travel;

•	consolidation in the lodging industry; and

•	increased transportation security precautions affecting the travel industry.

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

Economic conditions may reduce demand for hotel properties and adversely affect our profitability. The performance of the lodging industry is highly cyclical and has traditionally been closely linked with the performance of the general economy. We cannot predict the pace or duration of the global economic cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or do not continue to see sustained improvement, or there is an extended period of economic weakness, our occupancy rates, revenues and profitability could be adversely affected. Furthermore, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, may have a negative effect on the lodging industry and may adversely affect our business.

We could face increased competition. Each of our hotels competes with other hotels in its geographic area. In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging, including third party providers of short-term rental properties, such as Airbnb and VRBO. A number of additional hotel rooms have been, or may be, built in a number of the geographic areas in which our hotels are located, which could adversely affect both occupancy and rates in those markets. A significant increase in the supply of upscale and upper-upscale hotel rooms, or if demand fails to increase at least proportionately, could have a material adverse effect on our business, financial condition and results of operations.

The lodging business is seasonal in nature. Generally, hotel revenues for our hotel portfolio are greater in the second and third calendar quarters than in the first and fourth calendar quarters. Revenues for hotels in tourist areas are generally substantially greater during tourist season than other times of the year. We expect that seasonal variations in revenue at our hotels will cause quarterly fluctuations in our revenues.

Actions by organized labor may adversely affect our business. We believe that unions are increasingly aggressive about organizing workers at hotels in certain locations. If workers employed by our hotel management companies organize in the future, increased labor activity at our hotels could impact the labor, administrative, legal, and other expenses of our management companies, which would negatively effect our profitability.

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

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or service provided to guests at our hotels, and any such disruption could reduce our expected revenue, increase our expenses, damage the reputation of our hotels and adversely affect our stock price. Experienced computer programmers and hackers may be able to penetrate our network security or the network security of our third-party managers and franchisors, and misappropriate or compromise our confidential information or that of our hotel guests, create system disruptions or cause the shutdown of our hotels. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our computer systems or the computer systems operated by our third-party managers and franchisors, or otherwise exploit any security vulnerabilities of our respective networks. In addition, sophisticated hardware and operating system software and applications that we and our third-party managers or franchisors may procure from outside companies may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with our internal operations or the operations at our hotels. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our hotels.
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
We seek to minimize the impact of these attacks through various technologies, processes and practices designed to protect our networks, systems, computers and data from attack, damage or unauthorized access. However, there are no guaranties that our cyber-security practices will be sufficient to thwart all attacks. While we carry property, business interruption and cyber risk insurance, we may not be sufficiently compensated for all losses we may incur. These losses include not only a loss of revenues but also potential litigation, fines or regulatory action against us. Furthermore, we may also incur substantial remediation costs to repair system damage as well as satisfy liabilities for stolen assets or information that may further reduce our profits.
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

Furthermore, most of our hotels are classified as upper-upscale or upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper-upscale and upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the relatively high fixed costs of operating luxury, upper-upscale and upscale hotels. Consequently, any uncertainty in the general economic environment could adversely affect our business.
We face reduced insurance coverages and increasing premiums. Our property insurance has a $100,000 “all-risk” deductible, as well as a 5% deductible (insured value) for named windstorm and California earthquake coverage. Substantial uninsured or under-insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 32 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.
We could have uninsured or under-insured property losses. Our property policies provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached, and each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits, and as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or catastrophic terrorist acts. Risks such as war, catastrophic terrorist acts, nuclear, biological, chemical or radiological attacks and some environmental hazards may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against.
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
We obtain terrorism insurance as well as general liability and directors’ and officers’ policies. However, our all-risk policies have limitations, such as per-occurrence limits and sub-limits, that might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act, or TRIA, for “certified” acts of terrorism - namely those that are committed on behalf of non-United States persons or interests. Furthermore, we do not have full replacement coverage at all of our hotels for acts of terrorism committed on behalf of United States persons or interests (“non-certified” events) as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While TRIA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Additionally, Congress may not renew TRIA in the future, which would eliminate the federal subsidy for terrorism losses. As a result of the above, the extent and adequacy of terrorism coverage that will be available in the future to protect our interests in the event of future terrorist attacks that impact our properties is uncertain.
We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions. At December 31, 2016, approximately 56% of our same-store hotel rooms were located in, and 62% of our 2016 Hotel EBITDA was generated from, three states: California (31% of our same-store hotel rooms and 37% of our Hotel EBITDA); Florida (16% of our same-store hotel rooms and 16% of our Hotel EBITDA); and Massachusetts (8% of our same-store hotel rooms and 10% of our Hotel EBITDA). Additionally, at December 31, 2016, we had concentrations in five major metropolitan areas which together represented approximately 50% of our Hotel EBITDA for the year ended December 31, 2016 (the San Francisco Bay area (19%), Boston (10%), South Florida (8%), Los Angeles area (7%) and Myrtle Beach (6%)). Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas may have a greater adverse effect on us than on the industry as a whole.

Transfers and/or termination of franchise licenses and management agreements may occur. Hotel managers and franchise licensors may have the right to terminate their agreements or suspend their services in the event of default under such agreements or under other third-party agreements such as ground leases and mortgages, upon the loss of liquor licenses, or in the event of the sale or transfer of the hotel. When franchise licenses expire by their terms, we may not be able to obtain replacement franchise licenses.
If a management agreement or franchise license were terminated under certain circumstances (such as the sale of a hotel), we could be liable for liquidated damages (which may be guaranteed by us or certain of our subsidiaries). In addition, we may need to obtain a different franchise and/or engage a different manager, and the costs and disruption associated with those changes could be significant (and materially adverse to the value of the affected hotel) because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchise licensor or operations management provided by the manager. Additionally, most of our management agreements restrict our ability to encumber our interests in the applicable hotels under certain circumstances without the managers’ consent, which can make it more difficult to obtain secured financing on acceptable terms.
We are subject to possible adverse effects of management, franchise and license agreement requirements. All of our hotels are operated under existing management, franchise or license agreements with nationally recognized hotel companies. Each agreement requires that the hotel be maintained and operated in accordance with specific standards and restrictions. Compliance with these standards, and changes in these standards, could require us to incur significant expenses or capital expenditures, which could adversely affect our results of operations and ability to pay dividends to our stockholders and service our debt.
Our ownership of hotels through ground leases exposes us to the risk of losing a hotel upon breach of the terms of a ground lease, selling a hotel for a discounted price and not renewing a ground lease. As of December 31, 2016, 10 of our hotels were subject to ground leases. If we default under one or more of our ground leases and are unable to cure the default in a timely manner, we may be liable for damages and could lose our leasehold interest in the applicable property and interest in the hotel on the applicable property. If any events of default occur and are not cured timely, our business could be materially and adversely affected. Our ground leases also generally require the lessor’s consent prior to transferring our interest in the ground lease. These provisions may impact our ability to sell or finance our hotels or our ability to sell the property at a higher price. Furthermore, there is no guaranty that we will be able to extend the terms of our ground leases or purchase the underlying fee interest at the end of the leasehold. Accordingly, we would lose the ability to use the hotel and derive income from it, which could materially and adversely affect us.
The operation and management of our hotels is concentrated. We are subject to the potential risks associated with the concentration of our hotels under a limited number of brands and management companies. A negative public image or other adverse event that becomes associated with a brand or management company could adversely affect hotels operated under that brand or by that management company. If any brands under which we operate hotels or any management company suffer a significant decline in appeal to the traveling public, the revenues and profitability of such hotels could be adversely affected. At December 31, 2016, 18 hotels (comprising 45% of our same-store hotel rooms) were flagged as Embassy Suites, and we derived approximately 44% of our 2016 Hotel EBITDA from those hotels. Furthermore, at December 31, 2016, subsidiaries of Hilton managed 20 of our hotels, and we derived approximately 50% of our 2016 Hotel EBITDA from those hotels.
The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability. Some of our hotel rooms may be booked through Internet travel intermediaries. As these

Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies. Moreover, some of these Internet travel intermediaries offer hotel rooms as a putative commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the number or percentage of sales made through Internet travel intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.
If revenue declines faster than operating expenses, our margins may shrink materially. We are subject to the risks of a decline in Hotel EBITDA margins, which occur when hotel operating expenses increase disproportionately to revenues or fail to shrink at least as fast as revenues decline. These operating expenses and Hotel EBITDA margins are controlled by independent third-party managers over whom we have limited influence.
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
We have substantial financial leverage.
At December 31, 2016, our consolidated debt ($1.3 billion) represented approximately 49% of our total enterprise value. Declining revenues and cash flow may adversely affect our public debt ratings and may limit our access to additional debt. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. If our access to additional debt financing is limited, our ability to fund these programs or acquire hotels in the future could be adversely affected. Also, we can make no assurances that we will be able to refinance any of our debt on a timely basis or on satisfactory terms, if at all.

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

•	limit our flexibility to make, or react to, changes in our business and our industry; and

•	place us at a competitive disadvantage when compared to our competitors that have less leverage.

Compliance with, or failure to comply with, our financial covenants may adversely affect our financial position and results of operations.
The agreements governing our senior secured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order, among other things, to: (i) incur certain additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends other than to maintain FelCor’s REIT status; (iii) repurchase FelCor’s capital stock; or (iv) merge. In addition, our 5.625% senior secured notes are secured by a combination of first lien mortgages and related security interests on nine hotels, as well as pledges of equity interests in certain subsidiaries of FelCor LP, and the 6.00% senior unsecured notes require us to maintain a minimum amount of unencumbered assets. These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest.
Various political, economic, social or business risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and financial thresholds. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default could permit lenders to accelerate the maturity of obligations under these agreements and to foreclose upon any collateral securing those obligations. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions could significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.
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

Our ability to achieve our long-term objectives is subject to various risks and uncertainties, and we may be unable to execute some or all of those objectives as contemplated, or at all.
Our long-term strategy contemplates: (i) redeveloping hotels in our portfolio, including potentially rebranding and enhancing facilities, to enhance hotel performance and improve returns on our investment; (ii) acquiring additional hotels in our target markets that meet our investment criteria and/or present redevelopment opportunities similar to hotels already in our portfolio; and (iii) recycling capital invested in our portfolio by selling hotels that no longer meet our investment criteria, or are significantly more valuable as single assets than as part of a larger portfolio, and reinvesting the proceeds in hotels that meet or exceed our investment criteria. For example, while we intend to recycle capital invested in hotels that no longer meet our investment criteria, there is no assurance that we will be able to sell such hotels at acceptable prices, or at all, and we can provide no assurance that the capital recycled from selling hotels will, when reinvested, generate targeted returns. Similarly, we can provide no assurance that current and future redevelopment opportunities will proceed as contemplated, or at all, or whether, if they do proceed, they will be successful and achieve or exceed targeted returns. In addition, while we contemplate acquiring hotels in our target markets, we can provide no assurances that we will successfully identify appropriate acquisition opportunities that meet our investment criteria or that we will be able to act on those opportunities and acquire hotels that will contribute to the long-term growth of our portfolio and deliver incremental stockholder value, or that our assumptions about the benefits of our target markets (growth rates and potential returns, among others) will prove correct. If we are unable to execute our plans, we may be unable to realize the growth underlying our strategy, and our future business operations or financial performance could be adversely affected.

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

Our business could be negatively affected as a result of actions by activist stockholders.

Stockholder campaigns to effect changes in publicly-traded companies are sometimes led by activist investors through various corporate actions, including proxy contests. Responding to these actions can disrupt our operations by diverting the attention of management and our employees as well as our financial resources. Stockholder activism could create perceived uncertainties as to our future direction, which could result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners. Furthermore, the election of individuals to our Board with a specific agenda could adversely affect our ability to effectively and timely implement our strategic plans.

Departure of key personnel would deprive us of the institutional knowledge, expertise and leadership they provide.
Members of our management team generally possess institutional knowledge about our organization and the hospitality or real estate industries, have significant expertise in their fields and possess leadership skills that are important to our operations. The loss of any of our executives or other long-tenured officers and our inability to find suitable replacements could adversely affect our ability to execute our business strategy.

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

The federal income tax laws governing REITs are subject to change. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. These new laws, interpretations or court decisions may change the federal income tax laws relating to, or the federal income tax consequences of, qualification as a REIT. Any of these new laws or interpretations may take effect retroactively and could adversely affect us, or you as a stockholder.

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
To continue to qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% effective in 2018) of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, the REIT statutes provide a means to cure the exception. If we are unable to cure the exception, we may be subject to an additional tax. As a result, we may be required to liquidate otherwise attractive investments.

We may become subject to a 100% excise tax if our TRSs pay us excessive rent.
The Internal Revenue Service, or IRS, could challenge the rents paid to us by our TRSs as excessive, and a court could reach a similar conclusion. In either event, we could be taxed at 100% of the amount of rents determined to be excessive. There can be no assurance that we will not be subjected to that excise tax. If we are, and if the amount is material, our liquidity and ability to service our debt and pay dividends could be materially and adversely affected.
If any hotel management companies that we engage do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we would likely fail to qualify as a REIT.
Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We lease and expect to lease all or substantially all of our hotels to TRS lessees, which are disregarded subsidiaries of the TRSs, and to engage hotel management companies that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel management company must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel management company (taking into account certain ownership attribution rules and, with respect to our shares and the outstanding shares of any publicly traded hotel management company, only the shares owned by persons who own, directly or indirectly, more than 5% of a publicly traded class of shares). The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by the hotel management companies and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.
In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. As of the date hereof, we believe the hotel management companies operate qualified lodging facilities for certain persons who are not related to us or our TRS. However, no assurances can be provided that this will continue to be the case or that any other hotel management companies that we may engage in the future will in fact comply with this requirement in the future. Failure to comply with this requirement would require us to find other managers for future contracts, and, if we hired a management company without knowledge of the failure, could jeopardize our status as a REIT.
Finally, each hotel with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that all of the hotels leased to our TRS lessees will be qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of hotels, the REIT provisions of the IRS Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases.

We own, and may acquire, interests in hotel joint ventures with third parties that expose us to some risk of additional liabilities or capital requirements.
Through our subsidiaries, we own interests in some real estate joint ventures. Our unconsolidated joint ventures owned two hotels, in which we had an $8.3 million aggregate investment at December 31, 2016. We include the lessee operations of one of these two hotels in our consolidated results of operations because we own a majority interest in the lessee. All of our joint venture partners are unaffiliated with us. The joint ventures owned hotels that secured $22.3 million of non-recourse loans at December 31, 2016.

Our subsidiaries’ personal liability for existing non-recourse loans secured by our joint venture hotels is generally limited to guarantying the lender’s losses caused by misconduct, fraud or misappropriation of funds by the borrowers and other customary “bad boy” exceptions from the non-recourse covenants in the loans (e.g., environmental liabilities). We may invest in other joint ventures in the future that own hotels and have recourse or non-recourse debt financing. If a joint venture defaults under a loan, the lender may accelerate the loan and demand payment in full before taking action to foreclose on the hotel. As a joint venturer, our subsidiary may be liable for claims asserted against the joint venture (including lenders’ claims for repayment), and the joint venture may have insufficient assets or insurance to cover the liability.

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
Ownership Limit. The ownership and transfer restrictions of our charter may have the effect of discouraging or preventing a third party from attempting to gain control of us without the approval of our Board. Accordingly, it is less likely that a change in control, even if beneficial to stockholders, could be effected without the approval of our Board.

Authority to Issue Additional Shares. Under our charter, our Board may issue up to an aggregate of 20 million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our Board that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2016, we had 12,879,475 shares of Series A preferred stock outstanding.

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
In addition, under the Maryland General Corporation Law, unless prohibited by charter or resolution (which we are with respect to certain provisions), our Board can elect by resolution without stockholder approval to be subject to certain corporate governance provisions that may be inconsistent with our charter and bylaws. Under certain sections of that statute, our Board may adopt corporate governance provisions that may, individually or in the aggregate, affect stockholders’ ability to alter corporate policies directly or delay or prevent a strategic transaction or a change in control.

Our directors may have interests that could conflict with our interests.
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

The trading volume and market price of our common shares may be volatile and could decline substantially in the future.

The market price of our common shares may be volatile in the future. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common shares will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects. In particular, the market price of our common shares could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

•	actual or anticipated differences in our operating results, liquidity or financial condition;

•	changes in our revenues, EBITDA, FFO or earnings estimates;

•	publication of research reports about us, our hotels or the lodging or overall real estate industry;

•	additions and departures of key personnel;

•	the performance and market valuations of other similar companies;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;

•	changes in accounting principles;

•	terrorist acts; and

•	general market and economic conditions, including factors unrelated to our operating performance.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their common shares. If the market price of our common shares is volatile and this type of litigation is brought against us, it could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We own a diversified portfolio of hotels managed by Hilton Worldwide, or Hilton; Wyndham Worldwide, or Wyndham; Marriott International Inc., or Marriott; InterContinental Hotels Group, or IHG; Fairmont, a subsidiary of AccorHotels Group; Highgate Hotels, or Highgate; SBE (who acquired Morgans Hotel Group Corporation); and Aimbridge Hospitality. Our hotels are high-quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. They generally feature comfortable, modern guest rooms, meeting facilities and full-service restaurant and catering facilities. At December 31, 2016, all of our Consolidated Hotels were located in the United States (14 states), with concentrations in major markets and resort areas. Our hotels average 298 rooms.

The following table provides room counts for the hotels in which we held an ownership interest at December 31, 2016.

Consolidated Hotels	Rooms
Embassy Suites Atlanta-Buckhead	316
DoubleTree Suites by Hilton Austin	188
Embassy Suites Birmingham	242
The Fairmont Copley Plaza, Boston	383
Wyndham Boston Beacon Hill	304
Embassy Suites Boston-Marlborough	229
Sheraton Burlington Hotel & Conference Center	309
The Mills House Wyndham Grand Hotel, Charleston	216
Embassy Suites Dallas-Love Field	248
Embassy Suites Deerfield Beach-Resort & Spa	244
Embassy Suites Fort Lauderdale 17th Street	361
Wyndham Houston-Medical Center Hotel & Suites	287
Embassy Suites Los Angeles-International Airport/South	349
Embassy Suites Mandalay Beach-Hotel & Resort	250
Embassy Suites Miami-International Airport	318
Embassy Suites Milpitas-Silicon Valley	266
Embassy Suites Minneapolis-Airport	310
Embassy Suites Myrtle Beach-Oceanfront Resort	255
Hilton Myrtle Beach Resort	385
Embassy Suites Napa Valley	205
Wyndham New Orleans-French Quarter	374
The Knickerbocker New York	330
Morgans New York	117
Royalton New York	168
Embassy Suites Orlando-International Drive South/Convention Center	244
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	229
Wyndham Philadelphia Historic District	364
Sheraton Philadelphia Society Hill Hotel	364
Embassy Suites Phoenix-Biltmore	232
Wyndham Pittsburgh University Center	251
Wyndham San Diego Bayside	600
Embassy Suites San Francisco Airport-South San Francisco	312
Embassy Suites San Francisco Airport-Waterfront	340
Holiday Inn San Francisco-Fisherman’s Wharf	585
San Francisco Marriott Union Square	400
Wyndham Santa Monica at the Pier	132
Embassy Suites Secaucus-Meadowlands(a)	261
The Vinoy Renaissance St. Petersburg Resort & Golf Club	361
11,329
Unconsolidated Hotel
Chateau LeMoyne - French Quarter, New Orleans(a)	171
(a)    We own a 50% interest in this property.

Hotel Operating Statistics

	Occupancy (%)			ADR ($)			RevPar ($)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Same-store Hotels(1)	2016	2015	%Change	2016	2015	%Change	2016	2015	%Change
Embassy Suites Atlanta-Buckhead	77.3	79.5	(2.7)	156.50	147.51	6.1	121.04	117.30	3.2
DoubleTree Suites by Hilton Austin	81.3	81.8	(0.6)	221.70	221.63	—	180.33	181.35	(0.6)
Embassy Suites Birmingham	77.9	79.0	(1.3)	137.76	134.07	2.7	107.35	105.86	1.4
The Fairmont Copley Plaza, Boston	76.0	75.5	0.5	325.88	326.70	(0.3)	247.52	246.81	0.3
Wyndham Boston Beacon Hill	79.0	79.2	(0.2)	228.49	234.42	(2.5)	180.61	185.60	(2.7)
Embassy Suites Boston-Marlborough	68.6	74.9	(8.5)	171.81	171.10	0.4	117.81	128.20	(8.1)
Sheraton Burlington Hotel & Conference Center	74.4	75.2	(1.1)	119.86	116.52	2.9	89.14	87.64	1.7
The Mills House Wyndham Grand Hotel, Charleston	81.6	81.1	0.6	228.13	222.42	2.6	186.26	180.45	3.2
Embassy Suites Dallas-Love Field (2)	73.6	87.9	(16.2)	142.57	132.52	7.6	104.91	116.42	(9.9)
Embassy Suites Deerfield Beach-Resort & Spa	76.9	80.2	(4.2)	199.23	200.97	(0.9)	153.13	161.22	(5.0)
Embassy Suites Fort Lauderdale 17th Street	83.6	84.8	(1.4)	174.15	165.76	5.1	145.59	140.55	3.6
Wyndham Houston-Medical Center Hotel & Suites	76.4	81.5	(6.2)	145.35	150.80	(3.6)	111.07	122.87	(9.6)
Embassy Suites Los Angeles-International Airport/South	86.2	81.3	6.0	169.72	159.93	6.1	146.27	129.98	12.5
Embassy Suites Mandalay Beach-Hotel & Resort	80.5	78.0	3.2	227.22	212.81	6.8	182.82	165.97	10.1
Embassy Suites Miami-International Airport	85.0	88.3	(3.8)	146.80	151.72	(3.2)	124.76	133.98	(6.9)
Embassy Suites Milpitas-Silicon Valley	81.5	82.4	(1.1)	201.81	195.17	3.4	164.57	160.88	2.3
Embassy Suites Minneapolis-Airport	75.4	77.1	(2.3)	156.54	150.93	3.7	117.95	116.38	1.4
Embassy Suites Myrtle Beach-Oceanfront Resort	74.2	74.4	(0.2)	176.68	172.30	2.5	131.18	128.12	2.4
Hilton Myrtle Beach Resort	61.6	64.1	(4.0)	146.09	140.45	4.0	89.95	90.09	(0.2)
Embassy Suites Napa Valley	80.9	83.8	(3.4)	242.71	232.95	4.2	196.36	195.12	0.6
Wyndham New Orleans-French Quarter	72.2	68.9	4.9	146.18	150.70	(3.0)	105.60	103.77	1.8
Morgans New York	84.9	82.4	3.1	265.31	282.65	(6.1)	225.28	232.79	(3.2)
Royalton New York	83.9	86.7	(3.2)	291.17	303.39	(4.0)	244.42	263.02	(7.1)
Embassy Suites Orlando-International Drive South/Convention Center(2)	70.0	83.9	(16.5)	148.73	146.67	1.4	104.15	122.99	(15.3)
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	88.2	89.4	(1.3)	141.13	139.63	1.1	124.54	124.89	(0.3)
Wyndham Philadelphia Historic District	74.4	64.3	15.7	153.83	160.43	(4.1)	114.49	103.22	10.9
Sheraton Philadelphia Society Hill Hotel	71.0	69.0	2.8	181.94	174.72	4.1	129.09	120.54	7.1
Embassy Suites Phoenix-Biltmore	68.0	71.4	(4.8)	180.19	175.83	2.5	122.60	125.60	(2.4)
Wyndham Pittsburgh University Center	69.1	71.1	(2.8)	145.80	145.55	0.2	100.76	103.53	(2.7)
Wyndham San Diego Bayside	78.1	78.1	—	151.72	147.63	2.8	118.47	115.33	2.7
Embassy Suites San Francisco Airport-South San Francisco	88.3	88.4	(0.1)	203.47	200.69	1.4	179.70	177.46	1.3
Embassy Suites San Francisco Airport-Waterfront	89.7	86.4	3.8	208.23	207.60	0.3	186.75	179.35	4.1
Holiday Inn San Francisco-Fisherman’s Wharf	86.5	86.2	0.3	210.92	208.90	1.0	182.47	180.10	1.3
San Francisco Marriott Union Square	89.3	86.8	2.9	294.41	288.45	2.1	263.03	250.49	5.0
Wyndham Santa Monica at the Pier	86.1	83.9	2.7	278.40	255.40	9.0	239.83	214.26	11.9
Embassy Suites Secaucus-Meadowlands	72.7	76.0	(4.3)	179.80	184.97	(2.8)	130.75	140.57	(7.0)
The Vinoy Renaissance St. Petersburg Resort & Golf Club	80.7	81.9	(1.4)	219.22	210.49	4.1	177.00	172.39	2.7
Same-store Hotels	78.5	79.3	(0.9)	191.14	187.74	1.8	150.11	148.81	0.9

(1)	Consolidated Hotels excluding The Knickerbocker.
(2)    Hotel under renovation in 2016.

Management Agreements
At December 31, 2016, of our 38 Consolidated Hotels: (i) subsidiaries of Hilton managed 20 hotels; (ii) subsidiaries of Wyndham managed eight hotels; (iii) subsidiaries of Marriott managed four hotels; (iv) subsidiaries of IHG managed one hotel; (v) Fairmont, a subsidiary of AccorHotels Group, managed one hotel; (vi) a subsidiary of Highgate managed one hotel; (vii) a subsidiary of SBE (who recently acquired Morgans Hotel Group) managed two hotels; and (viii) Aimbridge Hospitality managed one hotel.

During 2016, we renegotiated certain management agreements with Hilton. The management agreements relating to 32 Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist, and no separate franchise fee is required, for these hotels. These hotels are managed by (i) Wyndham, under the Wyndham brand, (ii) Hilton, under the DoubleTree, Hilton and Embassy Suites brands, (iii) Marriott, under the Renaissance, Marriott and Sheraton brands, (iv) IHG, under the Holiday Inn brand, and (v) Fairmont, under the Fairmont brand. The Knickerbocker (managed by Highgate) as well as Morgans and Royalton (managed by SBE) are operated without a brand.
Management Fees. Minimum base management fees generally range from 2 to 3% of total revenue, with the exception of our IHG-managed hotel, where base management fees are 2% of total revenue plus 5% of room revenue. The performance of our Wyndham-managed hotels is subject to a $100 million guaranty from Wyndham Worldwide Corporation over the initial 10-year term (which can be extended for an additional five years), with an annual performance guaranty of up to $21.5 million, which ensures minimum annual NOI for those hotels.
Most of our management agreements also provide for incentive management fees that are subordinated to our return on investment.
We incurred the following management fees (in thousands) included in continuing operations during each of the past three years:

	Year Ended December 31,
	2016	2015	2014
Base fees	$18,190	$19,948	$19,583
Incentive fees	4,995	4,091	3,316
Total management fees	$23,185	$24,039	$22,899

The Wyndham management agreements became effective on March 1, 2013. Because Wyndham guarantees a minimum level of net operating income, we reduced Wyndham’s contractual management fees during 2016, 2015 and 2014 by $2.9 million, $1.4 million and $1.3 million, respectively. In addition, in 2016, we reduced additional Wyndham contractual fees (other than management fees) by $2.4 million to reflect Wyndham’s guaranty.

Term and Termination. The initial term of Wyndham’s management agreements ends in 2022 and the term may be extended by Wyndham subject to certain conditions. IHG’s management agreement terminates in 2018. Marriott’s management agreements terminate in 2025 for our Renaissance hotel and 2029 for our Marriott hotel, and these agreements may be extended to 2055 and 2039, respectively, at Marriott’s option. Marriott’s management agreements for our Sheraton hotels terminate in 2017. Fairmont’s management agreement terminates in 2030 and may be extended to 2040 and 2050 at Fairmont’s option. The SBE management agreements terminate in 2026 and may be extended to 2036 at SBE’s option. However, we have agreed to terms that allow us to terminate the SBE management agreements prior to 2026. Highgate’s management agreement terminates in 2025 and may be extended to 2035 at Highgate’s option. Hilton’s management agreements generally have initial terms of 15 years and are renewable beyond the initial term upon the mutual written agreement of the parties.
The following management agreements covering 37 of our 38 Consolidated Hotels expire after 2016 (one hotel agreement expired in 2015 and is renewed monthly), subject to any renewal rights:

	Number of Management Agreements Expiring
Manager	2017	2018	Thereafter
Hilton	4	—	16
Wyndham	—	—	8
Marriott(a)	2	—	2
IHG	—	1	—
SBE	—	—	2
Fairmont	—	—	1
Highgate	—	—	1
Total	6	1	30

(a)Includes Sheraton hotels.

Management agreements are generally terminable upon the occurrence of customary events of default or if the subject hotel fails to meet certain performance hurdles. Upon termination for any reason, we are generally required to pay all amounts due and owing under the management agreement through the effective date of termination. If an agreement is terminated as a result of our default, or by us other than for cause, we may also be liable for damages suffered by the manager. We expect to enter into new management agreements for all agreements set to expire in 2017.

Assignment. Generally, neither party to a management agreement may sell, assign or transfer the agreement to an unaffiliated third party without the prior written consent of the other party, which consent shall not be unreasonably withheld. A change in control of FelCor would require manager or franchisor consent under most of our management and franchise agreements.

Franchise Agreements
After renegotiating certain management agreements with Hilton during 2016, six of our Consolidated Hotels operate under franchise or license agreements with Embassy Suites that are separate from our management agreements.

These six Embassy Suites franchise agreements grant us the right to the use of the Embassy Suites Hotels name, system and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our Embassy Suites franchise agreements provide for a license fee, or royalty, of 4 to 5.5% of room revenues. In addition, we pay approximately 3.5 to 4% of room revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels. We incurred marketing and reservation systems fees of $9.3 million, $10.2 million and $12.3 million in 2016, 2015 and 2014, respectively. We incurred license fees included in continuing operations with respect to our hotels operated as Embassy Suites of $9.8 million, $11.5 million and $13.2 million in 2016, 2015 and 2014, respectively.

The terms of our typical Embassy Suites franchise agreements extend 10 to 20 years. The agreements provide no renewal or extension rights and are not assignable. If we breach a franchise agreement, we may lose the right to use the Embassy Suites name for the applicable hotel and be liable, under certain circumstances, for liquidated damages (generally equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years). Of our Embassy Suites franchise agreements, four expire in 2017 and the remainder expire later. We expect to enter into new agreements in 2017 for these properties, allowing us the continued use of the Embassy Suites brand.

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

	High	Low	Dividends Declared Per Share
2016
First quarter	$8.17	$5.47	$0.06
Second quarter	8.08	5.68	0.06
Third quarter	7.19	6.00	0.06
Fourth quarter	8.44	6.07	0.06

2015
First quarter	$12.43	$9.70	$0.04
Second quarter	12.29	9.64	0.04
Third quarter	10.87	6.88	0.04
Fourth quarter	8.63	6.83	0.06
Stockholder Information
At February 20, 2017, we had approximately 138 record holders of our common stock and 15 record holders of our Series A preferred stock (which is convertible into common stock). However, because many of the shares of our common stock and Series A preferred stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock and Series A preferred stock than record holders. At February 20, 2017, there were 18 holders (other than FelCor) of FelCor LP units. FelCor LP units are redeemable for cash or, at our election, for shares of FelCor common stock.
IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO OUR QUALIFICATION AS A REIT, OUR CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF ANY CLASS OR SERIES OF OUR CAPITAL STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING SHARES OF THAT CLASS OR SERIES.
Distribution Information
In order to maintain our qualification as a REIT, we must distribute at least 90% of our annual taxable income (other than net capital gains) to our stockholders each year. We distributed in excess of 100% of our taxable income in 2016 and 2015. We had no taxable income for 2014. Under certain circumstances, we may be required to make distributions that exceed cash available for distribution in order to meet REIT distribution requirements. In that event, we expect to borrow funds or sell assets to obtain cash sufficient to make the required distribution.
Our senior notes indentures limit our ability to pay dividends and make other payments based on our ability to satisfy certain financial requirements (except as necessary to retain REIT status). The terms of our outstanding preferred stock prohibit us from paying dividends on our common stock unless all accrued preferred dividends then payable have been paid. None of these restrictions prevent us from paying dividends under current circumstances. We discuss these limitations further in “Liquidity and Capital Resources” in Item 7 and in Item 1A, Risk Factors.

Item 6.    Selected Financial Data
The following tables set forth selected financial data derived from our audited consolidated financial statements and the related notes. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and the related notes.
SELECTED FINANCIAL DATA
(in millions, except per share/unit data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:(a)
Total revenues	$867	$886	$922	$893	$862
Income (loss) from continuing operations	1	(24)	28	(84)	(187)

Diluted earnings per share/unit:
FelCor - income (loss) from continuing operations	$(0.13)	$(0.33)	$0.43	$(0.95)	$(1.81)
FelCor LP - income (loss) from continuing operations	(0.13)	(0.33)	0.43	(0.95)	(1.81)

Other Data:
Cash flows provided by operating activities	$135	$147	$108	$69	$48
Cash distributions declared per common share/unit	0.24	0.18	0.10	0.02	—
Adjusted FFO per share/unit(b)	0.92	0.83	0.65	0.39	0.23
Adjusted EBITDA(b)	240	235	221	200	203

Balance Sheet Data (at end of period):
Total assets (c)	$1,707	$1,866	$2,082	$2,119	$2,174
Total debt, net of unamortized debt issuance costs and discount (c)	1,338	1,410	1,563	1,638	1,602
FelCor’s redeemable noncontrolling interests in FelCor LP, at redemption value	5	4	7	5	3

(a)	Hotels that were designated as held for sale at December 31, 2013 or disposed of prior to that date are included in discontinued operations.

(b)
We include a more detailed description and computation of Adjusted FFO per share and Adjusted EBITDA in “Non-GAAP Financial Measures,” which is found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(c)
Since the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, in 2016, we classify deferred financing costs within the debt on our consolidated balance sheets. We previously classified deferred financing costs as an asset on our consolidated balance sheets. All periods presented have been adjusted to conform with the presentation required under ASU 2015-03. Deferred financing costs associated with our line of credit continue to be classified as an asset.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RevPAR for our 37 same-store hotels (which excludes The Knickerbocker) increased 0.9% during 2016 compared to last year, reflecting a 1.8% increase in ADR offset by a 0.9% decrease in occupancy.
In our continuing effort to increase long-term stockholder value, we look for opportunities to redeploy capital to achieve higher returns and strengthen our balance sheet. As part of our 2015 strategic plan, our Board approved selling five hotels. In 2016, we sold two of those hotels, the Renaissance Esmeralda Indian Wells Resort and the Holiday Inn Nashville Airport, for aggregate gross proceeds of $108.0 million. We used proceeds from these sales to repay our line of credit. We continue to market our three New York hotels for sale.
In 2015, our Board approved a common stock repurchase program, under which we may repurchase up to $100 million of our common stock through October 2017. We may repurchase shares in transactions on the open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans, in accordance with applicable securities laws and other restrictions. In 2015, FelCor paid $14.4 million (including commissions) to repurchase approximately 2.0 million shares of its common stock at an average price of $7.26 per share. In 2016, FelCor repurchased 4.6 million shares for $30.5 million (including commissions) at an average price of $6.58 per share. Since the inception of the share repurchase program, FelCor has repurchased 6.6 million shares for a total of $44.8 million (including commissions) at an average share price of $6.78 per share.
Financial Comparison (Hotel EBITDA and Income (Loss) from Continuing Operations, $ in millions)

	Year Ended December 31,
	2016	2015	% Change 2015-16	2014	% Change 2014-15
RevPAR(a)	$150.11	$148.81	0.9%	$137.24	8.4%
Income (loss) from continuing operations	1	(24)	(104.3)%	28	(184.9)%
Hotel EBITDA(a)(b)	239	237	0.6%	206	15.4%
Hotel EBITDA margin(a)(b)	30.6%	30.8%	(0.5)%	29.0%	6.2%

(a)	Data shown is for our 37 same-store Consolidated Hotels for all years presented.

(b)
Hotel EBITDA and Hotel EBITDA margin are non-GAAP financial measures. A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measures are found in “Non-GAAP Financial Measures.”

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

For the year ended December 31, 2016, we recorded $4.2 million of net income compared to a $3.5 million net loss in 2015. Our 2016 net income includes $26.5 million in impairment charges relating to two hotels (one of which was sold in 2016) and a $6.9 million severance charge, primarily related to the retirement of our former chief executive officer, partially offset by a $3.2 million net gain on hotel sales (including a $3.1 million loss in discontinued operations). Our 2015 net loss included debt extinguishment charges of $30.9 million and a $20.9 million impairment charge for a hotel subsequently sold in 2016, partially offset by a $20.1 million net gain on hotel sales (including $658,000 in discontinued operations) and $3.7 million in net revenue attributable to a favorable settlement of a commercial dispute. Additionally, in 2015, one of our unconsolidated joint ventures sold a hotel, the gain from which increased our equity in income from unconsolidated entities by $7.1 million.

In 2016:

•
Hotel operating revenue decreased $15.6 million, including a $24.0 million net reduction in revenue for hotels that have been disposed of or recently opened. Excluding these hotels, hotel operating revenue increased 1.1% from last year. We attribute the increase primarily to the 0.9% increase in same-store RevPAR, reflecting a 1.8% increase in ADR offset by a 0.9% decrease in occupancy. In 2016, certain hotels also experienced improved food and beverage operations, primarily in the banquet and catering departments, and an increase in revenue (such as resort fees) for other hotel departments.

•	Other revenue decreased $3.7 million, resulting primarily from a favorable $3.7 million net settlement of a commercial dispute in 2015.

•
Hotel departmental expenses decreased $7.1 million, including a $10.2 million net reduction in expense for hotels that have been disposed of or recently opened. Excluding these hotels, hotel departmental expenses increased slightly to 34.5% of hotel operating revenue from 34.4% last year.

•
Other property-related costs decreased $11.4 million, including a $12.1 million net reduction in expense for hotels that have been disposed of or recently opened. Excluding these hotels, other property-related costs decreased slightly to 24.4% of hotel operating revenue from 24.6% last year.

•
Management and franchise fees decreased $2.6 million, including a $1.8 million net reduction in expense for hotels that have been disposed of or recently opened. Excluding these hotels, these costs decreased slightly to 3.9% of hotel operating revenue from 4.0% last year.

•
Taxes, insurance and lease expense decreased $1.9 million, including a $3.8 million net reduction in expense for hotels that have been disposed of or recently opened. Excluding these hotels, these expenses increased to 7.0% of hotel operating revenue from 6.8% last year. We attribute this increase to successfully resolving property tax appeals last year and a more favorable insured claims experience in 2015, partially offset by higher land lease expense last year. Land lease expense last year included a $1.6 million straight-line lease expense adjustment related to prior years for a ground lease associated with one of our Consolidated Hotels. Improved operations at certain hotels in the current year offset lower land lease expense resulting from the 2015 adjustment. To the extent our ground lease rent is tied to revenue, land lease expense increases as revenue increases.

•
Impairment was $26.5 million compared to $20.9 million last year. The 2016 charges reflect a reduction in the fair value of one hotel resulting from third-party offers to purchase the hotel, as well as observable market data for hotels in similar locations, and a charge reflecting an accepted third-party offer to purchase a hotel sold in the current year. The 2015 charge resulted from reducing the estimated hold period for a hotel subsequently sold in 2016.

•
Other expenses increased $261,000 from last year. We attribute this change primarily to a $3.2 million increase in severance expense from last year, an $856,000 increase in expense for a litigation settlement, $740,000 incurred for hurricane costs in the current year and a $300,000 increase in abandoned costs. These increases are partially offset by a $5.0 million reduction in pre-opening costs, primarily attributable to The Knickerbocker.

•
Net interest expense decreased $936,000. In 2015, we completed certain renovation and redevelopment projects, including The Knickerbocker, resulting in lower capitalized interest in the current year as compared to last year. Excluding the increase in interest expense resulting from less capitalization of interest on redevelopment projects, interest expense declined $5.9 million, reflecting lower average outstanding debt and a lower blended interest rate in the current year.

•
Debt extinguishment charges in the current year were zero, compared to $30.9 million last year (which included a $10.5 million write-off of deferred loan costs), primarily related to redeeming our 6.75% senior secured notes.

•
Equity in income from unconsolidated entities decreased $6.3 million, primarily reflecting the 2015 $7.1 million gain on sale of a hotel owned by one of our unconsolidated joint ventures, partially offset by improved operations at one of our unconsolidated joint ventures resulting from completing renovations which contributed to displacement-related reductions in 2015.

•	Discontinued operations in 2016 and 2015 include adjustments to gains and losses for hotels sold prior to December 31, 2013.

Comparison of the Years Ended December 31, 2015 and 2014
For the year ended December 31, 2015, we recorded a $3.5 million net loss compared to $94.2 million of net income in 2014. Our 2015 net loss included debt extinguishment charges of $30.9 million and a $20.9 million impairment charge related to one hotel, which was subsequently sold in 2016, partially offset by a $20.1 million net gain on hotel sales (including $658,000 in discontinued operations) and $3.7 million in net revenue attributable to a favorable settlement of a commercial dispute. Additionally, in 2015, one of our unconsolidated joint ventures sold a hotel, the gain from which increased our equity in income from unconsolidated entities by $7.1 million. Our 2014 net income included a $66.7 million net gain on hotel sales (of which $24.4 million resulted from foreign currency translation previously recorded in accumulated other comprehensive income and $102,000 included in discontinued operations), a $30.2 million gain on the disposition of our interests in unconsolidated hotels, and a $20.7 million gain on the fair value remeasurement of previously unconsolidated hotels. The 2014 gains were partially offset by a $5.9 million charge for a commercial dispute contingency (of which $3.7 million was subsequently recovered in 2015) and $5.0 million of debt extinguishment charges (including $245,000 in discontinued operations).

In 2015:

•
Hotel operating revenue decreased $39.6 million, including a $104.5 million net reduction in revenue for hotels that were disposed of or recently opened. Excluding these hotels, hotel operating revenue increased 8.5% from 2014. The increase was driven by an 8.1% increase in same-store RevPAR, reflecting a 5.3% increase in ADR and a 2.7% increase in occupancy from 2014. RevPAR for our Wyndham portfolio increased 15.1% from 2014, driven by a 9.9% increase in ADR and a 4.7% increase in occupancy, which primarily reflected the repositioning of these hotels as upper-upscale.

•	Other revenue increased $4.3 million, primarily reflecting a $3.7 million net settlement of a commercial dispute in 2015.

•
Hotel departmental expenses decreased $18.7 million, including a $31.6 million net reduction in expense for hotels that were disposed of or recently opened. Excluding these hotels, hotel departmental expenses decreased to 35.2% of hotel operating revenue in 2015 from 36.5% in 2014. This reduction primarily reflected improved margins for the rooms department, driven by increased ADR. Additionally, banquet and catering operations, which typically have higher margins than other food and beverage operations, increased in 2015 compared to 2014.

•
Other property-related costs decreased $14.6 million, including a $29.4 million net reduction in expense for hotels that were disposed of or recently opened. Excluding these hotels, other property-related costs decreased slightly to 24.9% of hotel operating revenue in 2015 from 25.1% in 2014, primarily driven by ADR growth.

•
Management and franchise fees decreased $495,000, including a $5.1 million net reduction in expense for hotels that were disposed of or recently opened. Excluding these hotels, these costs increased slightly to 4.0% of hotel operating revenue in 2015 from 3.8% in 2014.

•
Taxes, insurance and lease expense decreased $25.1 million to 6.7% of hotel operating revenue in 2015 compared to 9.2% for 2014. The decrease primarily reflected a $24.2 million reduction in hotel lease expense resulting from unwinding our 10-hotel unconsolidated joint ventures in 2014 and selling one hotel owned by an unconsolidated joint venture in 2015.

The decrease also included a $1.3 million net reduction, primarily due to property tax expense, and included property insurance and land lease expense for hotels that were disposed of or recently opened. Excluding these hotels, the net reduction in property tax expense reflected the successful resolution of property tax appeals, partially offset by increased assessed property values. Our insurance expense declined due to more favorable property insurance rates and a successful insured claims experience in 2015. Land lease expense in 2015 included a $1.6 million straight-line lease expense adjustment related to prior years for a ground lease associated with one of our Consolidated Hotels. The 2015 lease adjustment, as well as improved hotel operations at hotels subject to a ground lease, partially offset reductions attributable to property taxes and insurance. To the extent our ground lease rent is tied to revenue, land lease expense increases as revenue increases.

•
Corporate expenses decreased $2.3 million and primarily reflected the change in stock compensation expense associated with variable stock awards (our stock price increased during 2014 but decreased in 2015) and lower corporate bonus expense in 2015.

•
Depreciation and amortization expense decreased $1.4 million primarily attributable to selling hotels, partially offset by depreciation recognized on The Knickerbocker after the hotel was placed in service during 2015.

•	Impairment for 2015 was $20.9 million resulting from a reduced estimated hold period for one hotel subsequently sold in 2016. We recorded no impairment for 2014.

•
Other expenses decreased $5.5 million from 2014. This change was primarily attributable to a $5.9 million charge recognized in 2014 for a commercial dispute contingency and a $2.4 million reduction in pre-opening costs incurred for The Knickerbocker in 2015. These reductions were partially offset by $3.7 million in severance charges in 2015 compared to $928,000 in 2014.

•
Net interest expense decreased $11.6 million, primarily reflecting lower outstanding debt and a lower blended interest rate, offset partially by lower capitalized interest as we completed certain renovation and redevelopment projects, including The Knickerbocker in 2015.

•
Debt extinguishment was $30.9 million in 2015 (which included a $10.5 million write-off of deferred loan costs), primarily related to the redemption of our 6.75% senior secured notes. In 2014, we recorded $4.8 million in debt extinguishment charges primarily related to repaying the remaining $234.0 million of our 10% senior secured notes, which were due in 2014, and repaying a $9.6 million loan in connection with the sale of a hotel.

•
Equity in income from unconsolidated entities increased $2.8 million. In 2015, one of our unconsolidated joint ventures sold a hotel, which increased our equity in income from unconsolidated entities by $7.1 million from the gain on sale. That increase was partially offset by lower income after we unwound our 10-hotel unconsolidated joint ventures in July 2014 and a decline in operations at one of our remaining unconsolidated joint ventures, which resulted from renovation-related displacement.

•	Income tax expense increased $585,000, primarily due to changes in state apportionment factors, resulting from hotel asset sales, and full utilization of state net operating loss carryforwards.

Non-GAAP Financial Measures

We refer in this Annual Report to certain “non-GAAP financial measures.” These measures, including FFO (Funds From Operations), Adjusted FFO, EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), Adjusted EBITDA, Same-store Adjusted EBITDA, Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with generally accepted accounting principles, or GAAP. The following tables reconcile these non-GAAP measures to FelCor’s most comparable GAAP financial measures. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and of the limitations of such measures.

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Year Ended December 31,
	2016			2015
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$4,193			$(3,465)
Noncontrolling interests	766			(3,963)
Preferred dividends	(25,115)			(30,138)
Preferred distributions - consolidated joint venture	(1,461)			(1,437)
Redemption of preferred stock	—			(6,096)
Net loss attributable to FelCor common stockholders	(21,617)			(45,099)
Less: Dividends declared on unvested restricted stock	(129)			(56)
Basic and diluted earnings per share data	(21,746)	138,128	$(0.16)	(45,155)	137,730	$(0.33)
Depreciation and amortization	114,054	—	0.83	114,452	—	0.83
Depreciation, unconsolidated entities and other partnerships	1,844	—	0.01	2,211	—	0.02
Other gains, net	(342)	—	—	(100)	—	—
Impairment	26,459	—	0.19	20,861	—	0.15
Gain on sale of hotel in unconsolidated entity	—	—	—	(7,126)	—	(0.05)
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(3,191)	—	(0.03)	(15,096)	—	(0.12)
Noncontrolling interests in FelCor LP	(93)	611	—	(194)	611	—
Dividends declared on unvested restricted stock	129	—	—	56	4	—
Conversion of unvested restricted stock units	—	155	—	—	488	—
FFO*	117,114	138,894	0.84	69,909	138,833	0.50
Debt extinguishment	—	—	—	30,909	—	0.22
Debt extinguishment, unconsolidated entities	—	—	—	330	—	—
Variable stock compensation	450	—	—	798	—	0.01
Redemption of preferred stock	—	—	—	6,096	—	0.05
Severance costs	6,874	—	0.06	3,667	—	0.03
Contract dispute recovery	—	—	—	(3,717)	—	(0.03)
Pre-opening costs, net of noncontrolling interests	527	—	—	5,235	—	0.04
Litigation settlement	856	—	0.01	—	—	—
Lease adjustment	—	—	—	1,628	—	0.01
Hurricane and earthquake loss	740	—	0.01	—	—	—
Hurricane and earthquake loss, unconsolidated entities	45	—	—	—	—	—
Abandoned projects	620	—	—	320	—	—
Adjusted FFO*	$127,226	138,894	$0.92	$115,175	138,833	$0.83

* FFO and Adjusted FFO are attributable to FelCor common stockholders and FelCor LP common unitholders other than FelCor.

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Year Ended December 31,
	2014			2013			2012
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$94,152			$(65,783)			$(129,414)
Noncontrolling interests	(834)			4,279			1,407
Preferred dividends	(38,712)			(38,713)			(38,713)
Preferred distributions - consolidated joint venture	(1,219)			—			—
Net income (loss) attributable to FelCor common stockholders	53,387			(100,217)			(166,720)
Less: Dividends declared on unvested restricted stock	(8)			—			—
Less: Undistributed earnings allocated to unvested restricted stock	(20)			—			—
Basic earnings per share data	53,359	124,158	0.43	(100,217)	123,818	$(0.81)	(166,720)	123,634	$(1.35)
Restricted stock units	—	734	—	—	—	—	—	—	—
Diluted earnings per share data	53,359	124,892	0.43	(100,217)	123,818	(0.81)	(166,720)	123,634	(1.35)
Depreciation and amortization	115,819	—	0.93	119,624	—	0.97	116,384	—	0.94
Depreciation, discontinued operations, unconsolidated entities and other partnerships	6,891	—	0.06	15,996	—	0.13	24,216	—	0.20
Other gains, net	(100)	—	—	(37)	—	—	—	—	—
Other gains, discontinued operations	—	—	—	(59)	—	—	—	—	—
Impairment, net of noncontrolling interests in other partnerships	—	—	—	20,382	—	0.16	—	—	—
Impairment, discontinued operations	—	—	—	4,354	—	0.04	1,335	—	0.01
Gain on sale of hotels	(65,453)	—	(0.52)	(18,590)	—	(0.15)	(54,459)	—	(0.44)
Gain from remeasurement of unconsolidated entities	(20,737)	—	(0.17)	—	—	—	—	—	—
Gain on sale of investment in unconsolidated entities, net	(30,176)	—	(0.24)	—	—	—	—	—	—
Noncontrolling interests in FelCor LP	137	614	(0.01)	(497)	619	(0.01)	(842)	628	—
Dividends declared on unvested restricted stock	8	5	—	—	—	—	—	—	—
Conversion of unvested restricted stock units	20	—	—	—	547	—	—	—	—
FFO*	59,768	125,511	0.48	40,956	124,984	0.33	(80,086)	124,262	(0.64)
Acquisition costs	—	—	—	23	—	—	132	—	—
Debt extinguishment, including discontinued operations	4,850	—	0.03	—	—	—	75,117	—	0.60
Debt extinguishment, unconsolidated entities	168	—	—	—	—	—	—	—	—
Variable stock compensation	2,723	—	0.02	963	—	0.01	—	—	—
Severance costs	928	—	0.01	3,268	—	0.02	553	—	—
Contract dispute contingency	5,850	—	0.05	—	—	—	—	—	—
Pre-opening costs, net of noncontrolling interests	7,530	—	0.06	2,314	—	0.02	398	—	—
Hurricane and earthquake loss	348	—	—	—	—	—	792	—	0.01
Hurricane and earthquake loss, discontinued operations and unconsolidated entities	—	—	—	—	—	—	482	—	—
Conversion expenses	—	—	—	1,134	—	0.01	31,197	—	0.25
Dividends declared on unvested restricted stock	—	—	—	—	—	—	—	11	0.01
Abandoned projects	—	—	—	—	—	—	219	—	—
Adjusted FFO*	$82,165	125,511	$0.65	$48,658	124,984	$0.39	$28,804	124,273	$0.23

* FFO and Adjusted FFO are attributable to FelCor common stockholders and FelCor LP common unitholders other than FelCor.

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA and Same-store Adjusted EBITDA
(in thousands)

	Year ended December 31,
	2016	2015	2014	2013	2012
Net income (loss)	$4,193	$(3,465)	$94,152	$(65,783)	$(129,414)
Depreciation and amortization	114,054	114,452	115,819	119,624	116,384
Depreciation, discontinued operations, unconsolidated entities and other partnerships	1,844	2,211	6,891	15,996	24,216
Interest expense	78,244	79,142	90,743	103,865	121,690
Interest expense, discontinued operations and unconsolidated entities	366	521	1,896	3,496	8,586
Income taxes	873	1,245	—	—	—
Noncontrolling interests in preferred distributions - consolidated joint venture	(73)	(71)	—	—	—
Noncontrolling interests in other partnerships	673	(4,157)	(697)	3,782	565
EBITDA*	200,174	189,878	308,804	180,980	142,027
Impairment, net of noncontrolling interests in other partnerships	26,459	20,861	—	20,382	—
Impairment, discontinued operations and unconsolidated entities	—	—	—	4,354	1,335
Hurricane and earthquake loss	740	—	348	—	792
Hurricane and earthquake loss, discontinued operations and unconsolidated entities	45	—	—	—	482
Debt extinguishment, including discontinued operations, net of noncontrolling interests	—	30,909	4,850	—	75,117
Debt extinguishment, unconsolidated entities	—	330	168	—	—
Gain on sale of hotel in unconsolidated entity	—	(7,126)	—	—	—
Acquisition costs	—	—	—	23	132
Contract dispute contingency	—	—	5,850	—	—
Contract dispute recovery	—	(3,717)	—	—	—
Amortization of fixed stock and directors’ compensation	6,638	7,121	6,122	5,570	5,003
Severance costs	6,874	3,667	928	3,268	553
Lease adjustment	—	1,628	—	—	—
Litigation settlement	856	—	—	—	—
Abandoned projects	620	320	—	—	219
Conversion expenses	—	—	—	1,134	31,197
Variable stock compensation	450	798	2,723	963	—
Pre-opening costs, net of noncontrolling interests	527	5,235	7,530	2,314	398
Gain on sale of hotels, net of noncontrolling interests in other partnerships	(3,191)	(15,096)	(65,453)	(18,590)	(54,459)
Gain on sale of investment in unconsolidated entities, net	—	—	(30,176)	—	—
Gain from remeasurement of unconsolidated entities	—	—	(20,737)	—	—
Other gains, net of noncontrolling interests in other partnerships	(342)	(100)	(100)	(37)	—
Other gains, discontinued operations, net of noncontrolling interests in other partnerships	—	—	—	(59)	—
Adjusted EBITDA*	$239,850	$234,708	$220,857	$200,302	$202,796
Adjusted EBITDA from hotels disposed, held for sale or recently opened	(18,077)	(15,193)	(34,365)	(44,135)	(61,926)
Same-store Adjusted EBITDA*	$221,773	$219,515	$186,492	$156,167	$140,870
* EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA are attributable to FelCor common stockholders and FelCor LP unitholders other than FelCor.

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Same-store operating revenue:
Room	$604,280	$597,423	$550,971
Food and beverage	132,433	131,874	118,912
Other operating departments	43,818	42,806	40,336
Same-store operating revenue(a)	780,531	772,103	710,219
Same-store operating expense:
Room	154,562	150,966	144,447
Food and beverage	100,111	99,363	90,689
Other operating departments	14,309	15,552	17,896
Other property related costs	190,591	189,869	175,821
Management and franchise fees	30,362	31,155	26,711
Taxes, insurance and lease expense	51,832	47,744	48,970
Same-store operating expense(a)	541,767	534,649	504,534
Hotel EBITDA	$238,764	$237,454	$205,685
Hotel EBITDA Margin	30.6%	30.8%	29.0%

(a)	Excludes The Knickerbocker, which opened in February 2015.

Reconciliation of Same-store Operating Revenue and Same-store Operating Expenses to Total Revenue,
Total Operating Expenses and Operating Income
(dollars in thousands)

	Year ended December 31,
	2016	2015	2014
Same-store operating revenue	$780,531	$772,103	$710,219
Other revenue	4,136	7,883	3,606
Revenue from hotels disposed and recently opened (a)	82,287	106,268	207,762
Total revenue	866,954	886,254	921,587
Same-store operating expense	541,767	534,649	504,534
Consolidated hotel lease expense(b)	4,896	7,107	31,635
Unconsolidated taxes, insurance and lease expense	(1,983)	(2,194)	(6,163)
Lease adjustment	—	1,628	—
Corporate expenses	27,037	27,283	29,585
Depreciation and amortization	114,054	114,452	115,819
Impairment loss	26,459	20,861	—
Expenses from hotels disposed and recently opened (a)	63,802	90,276	160,373
Other expenses	12,740	12,479	17,952
Total operating expenses	788,772	806,541	853,735
Operating income	$78,182	$79,713	$67,852

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
Substantially all of our assets consist of real estate. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measures of performance, which are not measures of operating performance under GAAP, to be helpful in evaluating a real estate company’s operations. These supplemental measures are not measures of operating performance under GAAP. However, we consider these non-GAAP measures to be supplemental measures of a hotel REIT’s performance and should be considered along with, but not as an alternative to, net income (loss) attributable to FelCor as a measure of our operating performance.

FFO and EBITDA

The National Association of Real Estate Investment Trusts (NAREIT) defines Funds From Operations (FFO) as net income or loss attributable to parent (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation, amortization and impairment losses. FFO for unconsolidated partnerships and joint ventures is calculated on the same basis. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is a commonly used measure of performance in many industries. We define EBITDA as net income or loss attributable to parent (computed in accordance with GAAP) plus interest expenses, income taxes, depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect EBITDA on the same basis.

Adjustments to FFO and EBITDA
We adjust FFO and EBITDA when evaluating our performance because management believes that the exclusion of certain additional items provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted FFO, and Adjusted EBITDA when combined with GAAP net income (loss) attributable to FelCor, EBITDA and FFO, is beneficial to an investor’s understanding of our operating performance.

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

•
Other expenses and costs - From time to time, we incur expenses or transaction costs that are not indicative of ongoing operating performance. Such costs include, but are not limited to, conversion costs, acquisition costs, pre-opening costs, severance costs and certain non-cash adjustments. We exclude these costs from the calculation of Adjusted FFO and Adjusted EBITDA.

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

Hotel EBITDA and Hotel EBITDA Margin
Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and brands/managers have direct control. We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures that we use in our financial and operational decision-making. Additionally, using these measures facilitates comparisons with other hotel REITs and hotel owners. We present Hotel EBITDA and Hotel EBITDA margin in a manner consistent with Adjusted EBITDA, however, we also eliminate all revenues and expenses from continuing operations not directly associated with hotel operations, including other income and corporate-level expenses. We eliminate these additional items because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management on a property-level basis. We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by noncontrolling interests and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our Consolidated Hotels. Hotel EBITDA and Hotel EBITDA margins are presented on a same-store basis.
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
The use of these non-GAAP financial measures has certain limitations. As we present them, these non-GAAP financial measures may not be comparable to similar non-GAAP financial measures as presented by other real estate companies. These measures do not reflect certain expenses or expenditures that we incurred and will incur, such as depreciation, interest and capital expenditures. We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, and the usefulness of our non-GAAP financial measures.
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

Liquidity and Capital Resources

Operating Activities

For the year ended December 31, 2016, RevPAR at our same-store hotels increased 0.9%, driven by a 1.8% increase in ADR offset by a 0.9% decrease in occupancy. We expect our RevPAR will increase 0.5 to 2.5% during 2017, primarily from higher ADR, and our operations will generate $142 million to $152 million of cash flow in 2017.

At December 31, 2016, we had $47.3 million of cash and cash equivalents, including approximately $29.1 million held by third-party management companies. During 2016, our operations (primarily hotel operations) provided $134.9 million in cash, $11.7 million less than 2015. This decrease primarily reflects changes in the timing of property tax payments made, and the timing of payments received from hotel guests, compared to last year.

Our consolidated statements of cash flows combine cash flow from continuing and discontinued operations. However, our hotels accounted for as discontinued operations have not changed since 2013. The operating cash flow related to these hotels has not been significant during 2016, 2015 and 2014.

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

Investing Activities
During 2016, our investing activities provided $18.6 million of cash compared to $116.6 million during 2015. In 2016, we sold two hotels for $101.0 million in aggregate net proceeds, while in 2015 we sold eight hotels for $187.9 million in aggregate net proceeds. Additionally, in 2015 we sold a hotel owned by an unconsolidated joint venture resulting in a $6.3 million distribution included in investing activities. We continue to market our three New York hotels for sale.
Our restricted cash increased $1.8 million in 2016 compared to a decrease of $2.8 million during 2015, primarily reflecting the redevelopment of The Knickerbocker, which we completed in 2015. We spent $33.5 million to redevelop The Knickerbocker in 2015 as we completed that project. In 2016, we spent $25.8 million more on renovation and redevelopment projects at our other hotels than we did in 2015. Additionally, after completing The Knickerbocker, we capitalized less interest in 2016 than in 2015. In 2016, we acquired land under one of our hotels for $8.2 million, including closing costs. We had previously leased the land.
Any future renovations and redevelopments will be made using operating cash flow, cash on hand and borrowings under our line of credit.

Financing Activities
During 2016, cash used in financing activities was $166.0 million, $84.4 million less than cash used in financing activities in 2015. In 2016, we repaid $156.0 million of our line of credit borrowings and $2.7 million in normal recurring principal payments.
The following transactions took place in 2015:

•
We amended and restated our secured line of credit to increase aggregate lender commitments to $400 million from $225 million (resulting in deferred financing fees of $5.8 million) and used funds drawn on the line of credit to repay a $140 million secured loan;

•
We issued $475 million 6.0% senior unsecured notes (resulting in deferred financing fees of $8.5 million) and used the net proceeds, in addition to cash on hand and funds drawn under our line of credit, to repurchase and redeem our $525 million (face value) 6.75% senior secured notes;

•	We repaid $62.1 million of secured debt using sale proceeds;

•
We increased our borrowings under our loan secured by The Knickerbocker from $64.9 million to $85 million, amended the loan to lower the interest rate to LIBOR plus 300 basis points, and extended the maturity to November 2017;

•	We issued 18.4 million shares of our common stock for net proceeds of approximately $199 million;

•
We used proceeds from selling our common stock to redeem all of our outstanding shares of 8% Series C Cumulative Preferred Stock for an aggregate redemption price of $170.4 million (including $491,000 of accrued dividends);

•
We received $1.7 million, compared to $597,000 in 2016, of additional net proceeds from selling preferred equity interests pursuant to the EB-5 Immigrant Investor Program by The Knickerbocker consolidated joint venture; and

•	We increased our distributions to non-controlling interest holders to $17.6 million primarily due to selling a hotel in a consolidated joint venture.
In 2015, our Board approved a stock repurchase program, pursuant to which we may repurchase up to $100 million of our common stock through October 2017. We may repurchase shares in transactions on the open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans, in accordance with applicable securities laws and other restrictions. In 2015, FelCor paid $14.4 million (including commissions) to repurchase approximately 2.0 million shares of its common stock at an average price of $7.26 per share. In 2016, FelCor repurchased 4.6 million shares for $30.5 million (including commissions) at an average price of $6.58 per share. Since the inception of the repurchase program, FelCor has repurchased 6.6 million shares for a total of $44.8 million (including commissions), at an average share price of $6.78 per share.
In 2017, we expect to make approximately $3 million of scheduled principal payments and pay approximately $25 million of preferred stock dividends and $33 million of common stock dividends (assuming no change to our current quarterly dividend), all of which we expect to fund with operating cash flow and cash on hand. We are also marketing three hotels and expect to use the sale proceeds to repay debt, repurchase common stock and/or take advantage of future value-creation opportunities.
Our Board of Directors declared a $0.04 per share quarterly common stock dividend in March, June, and September of 2015 and a $0.06 per share quarterly common stock dividend in December 2015 and in each quarter in 2016.

Financing Activities (continued)
FelCor LP, which is our operating partnership, distributes funds to FelCor to pay common stock and preferred stock dividends. Our Board determines the amount of common stock and preferred stock dividends for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.
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
Senior Notes. Our senior notes, which are guaranteed by FelCor, require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. In addition, our 5.625% senior secured notes are secured by a combination of first lien mortgages and related security interests on nine hotels, as well as pledges of equity interests in certain subsidiaries of FelCor LP, and our 6.0% senior unsecured notes require us to maintain at least a minimum amount of unencumbered assets.
Interest Rate Caps. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at December 31, 2015. We did not designate the interest rate cap as a hedge, and it had an insignificant fair value at December 31, 2015, resulting in no significant impact on earnings. We had no outstanding interest rate caps at December 31, 2016.
Consolidated debt consisted of the following (in thousands) at the dates shown:

	Encumbered	Interest	Maturity	December 31,
	Hotels	Rate (%)	Date	2016	2015
Senior unsecured notes	—	6.00	June 2025	$475,000	$475,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Mortgage debt(a)	4	4.95	October 2022	120,109	122,237
Mortgage debt	1	4.94	October 2022	30,184	30,717
Line of credit(b)	7	LIBOR + 2.75	June 2019	119,000	190,000
Mortgage debt (c)	1	LIBOR + 3.00	November 2017	85,000	85,000
Total	22			$1,354,293	$1,427,954
Unamortized debt issuance costs				(15,967)	(18,065)
Debt, net of unamortized debt issuance costs				$1,338,326	$1,409,889

(a)	This debt is comprised of separate non-cross-collateralized loans, each secured by a mortgage encumbering a separate hotel.

(b)	Our line of credit can be extended for one year, subject to satisfying certain conditions. We may borrow up to $400 million under our line of credit.

(c)	This loan can be extended for one year, subject to satisfying certain conditions.

Contractual Obligations

We have obligations and commitments to make certain future payments under debt agreements and various contracts. The following schedule details these obligations at December 31, 2016 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt(a)	$1,832,688	$161,532	$263,302	$136,091	$1,271,763
Operating leases	237,259	8,463	13,615	11,649	203,532
Purchase obligations	26,184	22,409	3,775	—	—
Total contractual obligations	$2,096,131	$192,404	$280,692	$147,740	$1,475,295

(a)	This includes both principal and interest. Interest expense for variable rate debt was calculated using interest rates at December 31, 2016.

Off-Balance Sheet Arrangements

At December 31, 2016, we had unconsolidated 50% interests in entities that owned two hotels (which we refer to as hotel joint ventures). We own more than 50% of the operating lessee for one of these hotels and one hotel is operated without a lease. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. None of our directors, officers or employees owns any interest in any of these joint ventures or entities. One of our hotel joint ventures had $22.3 million of non-recourse mortgage debt, of which our pro rata portion was $11.2 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

We have recorded equity in income from unconsolidated entities of $1.5 million, $7.8 million and $5.0 million for 2016, 2015 and 2014, respectively. We received $2.8 million of distributions (of which $1.2 million came from operations), $13.4 million (of which $6.1 million came from operations) and $17.0 million (of which $4.1 million came from operations) in 2016, 2015 and 2014, respectively. The principal source of income for our hotel joint ventures is percentage lease revenue from the operating lessees.

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
We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

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

•
We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs related to hotels undergoing major renovations and redevelopments. In 2016, 2015 and 2014, we capitalized $7.7 million, $13.3 million and $25.9 million, respectively, of such costs. We make estimates with regard to when components of the renovated assets or redevelopment projects are taken out of service or placed in service when determining the appropriate amount and time to capitalize these costs. If these estimates are inaccurate, we could capitalize too much or too little with regard to a particular project.

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

•
We make estimates with respect to contingent liabilities for losses covered by insurance. We record liabilities for self-insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated. We are self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 32 of our hotels. We review the adequacy of our reserves for our self-insured claims on a regular basis. Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred at the end of each accounting period. These reserves represent estimates at a given date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims. Estimates are also required since there may be delays in reporting. Because the establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If our insurance reserves of $3.3 million, at December 31, 2016, for general liability losses are insufficient, we will record an additional expense in future periods. Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded. We recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2016.

•
The deferred income tax asset associated with potential future tax deductions and credits was $123.4 million at December 31, 2016. We recorded a 100% valuation allowance related to our TRSs’ net deferred tax assets because we believe it is more likely than not that the deferred tax assets will not be fully realized. The realization of the deferred tax assets associated with our net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering our historic results and cyclical nature of the lodging industry. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax assets would increase operating income in the period such determination was made.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2016, approximately 85% of our consolidated debt had fixed interest rates.  In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.
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

December 31, 2016
	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$2,637	$2,954	$3,106	$3,245	$3,432	$1,134,919	$1,150,293	$1,196,022
Average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	5.70%	5.69%
Floating rate:
Debt	$85,000	—	$119,000	—	—	—	$204,000	$204,000
Average interest rate(a)	4.17%	—	4.86%	—	—	—	4.57%
Total debt	$87,637	$2,954	$122,106	$3,245	$3,432	$1,134,919	$1,354,293
Average interest rate	4.19%	4.95%	4.86%	4.95%	4.95%	5.70%	5.52%
Unamortized debt issuance costs							$(15,967)
Debt, net of unamortized debt issuance costs							$1,338,326

(a)	The average floating rate reflects the implied forward rates in the yield curve at December 31, 2016.

December 31, 2015
	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$2,488	$2,810	$2,954	$3,106	$3,245	$1,138,351	$1,152,954	$1,184,292
Average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	5.70%	5.69%
Floating rate:
Debt	—	$85,000	$—	190,000	—	—	$275,000	$275,000
Average interest rate(a)	—	4.47%	—%	4.77	—	—	4.68%
Total debt	$2,488	$87,810	$2,954	$193,106	$3,245	$1,138,351	$1,427,954
Average interest rate	4.95%	4.49%	4.95%	4.77%	4.95%	5.70%	5.70%
Unamortized debt issuance costs							$(18,065)
Debt, net of unamortized debt issuance costs							$1,409,889

(a)	The average floating rate reflects the implied forward rates in the yield curve at December 31, 2015.
To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at December 31, 2015. This interest rate cap was not designated as a hedge and had an insignificant fair value at December 31, 2015, resulting in no significant impact on earnings. We had no outstanding interest rate caps at December 31, 2016.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of equity, and of cash flows present fairly, in all material respects, the financial position of FelCor Lodging Trust Incorporated and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the presentation of certain deferred financing costs.

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
February 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors of FelCor Lodging Trust Incorporated
and the Partners of FelCor Lodging Limited Partnership

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of partners’ capital, and of cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the presentation of certain deferred financing costs.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 24, 2017

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(in thousands)

	2016	2015
Assets
Investment in hotels, net of accumulated depreciation of $932,886 and $899,575 at December 31, 2016 and 2015, respectively	$1,566,823	$1,729,531
Investment in unconsolidated entities	8,312	9,575
Cash and cash equivalents	47,317	59,786
Restricted cash	19,491	17,702
Accounts receivable, net of allowance for doubtful accounts of $177 and $204 at December 31, 2016 and 2015, respectively	42,080	28,136
Deferred expenses, net of accumulated amortization of $2,959 and $1,086 at December 31, 2016 and 2015, respectively	4,527	6,390
Other assets	18,542	14,792
Total assets	$1,707,092	$1,865,912
Liabilities and Equity
Debt, net of unamortized debt issuance costs of $15,967 and $18,065 at December 31, 2016 and 2015, respectively	$1,338,326	$1,409,889
Distributions payable	14,858	15,140
Accrued expenses and other liabilities	116,437	125,274
Total liabilities	1,469,621	1,550,303
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 610 and 611 units issued and outstanding at December 31, 2016 and 2015, respectively	4,888	4,464
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,879 shares, liquidation value of $321,987, issued and outstanding at December 31, 2016 and 2015	309,337	309,337
Common stock, $0.01 par value, 200,000 shares authorized; 137,990 and 141,808 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,380	1,418
Additional paid-in capital	2,576,988	2,567,515
Accumulated deficit	(2,706,408)	(2,618,117)
Total FelCor stockholders’ equity	181,297	260,153
Noncontrolling interests in other partnerships	7,503	7,806
Preferred equity in consolidated joint venture, liquidation value of $44,667 and $43,954 at December 31, 2016 and 2015, respectively	43,783	43,186
Total equity	232,583	311,145
Total liabilities and equity	$1,707,092	$1,865,912
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands, except per share data)

	2016	2015	2014
Revenues:
Hotel operating revenue	$862,818	$878,371	$917,981
Other revenue	4,136	7,883	3,606
Total revenues	866,954	886,254	921,587
Expenses:
Hotel departmental expenses	306,050	313,141	331,876
Other property-related costs	212,180	223,546	238,170
Management and franchise fees	32,935	35,572	36,067
Taxes, insurance and lease expense	57,317	59,207	84,266
Corporate expenses	27,037	27,283	29,585
Depreciation and amortization	114,054	114,452	115,819
Impairment	26,459	20,861	—
Other expenses	12,740	12,479	17,952
Total operating expenses	788,772	806,541	853,735
Operating income	78,182	79,713	67,852
Interest expense, net	(78,182)	(79,118)	(90,695)
Debt extinguishment	—	(30,909)	(4,770)
Gain on sale of investment in unconsolidated entities, net	—	—	30,176
Gain from remeasurement of unconsolidated entities, net	—	—	20,737
Other gains, net	342	166	100
Income (loss) before equity in income from unconsolidated entities	342	(30,148)	23,400
Equity in income from unconsolidated entities	1,533	7,833	5,010
Income (loss) from continuing operations before income tax expense	1,875	(22,315)	28,410
Income tax expense	(873)	(1,245)	(660)
Income (loss) from continuing operations	1,002	(23,560)	27,750
Income (loss) from discontinued operations	(3,131)	669	(360)
Income (loss) before gain on sale of hotels	(2,129)	(22,891)	27,390
Gain on sale of hotels, net	6,322	19,426	66,762
Net income (loss)	4,193	(3,465)	94,152
Net loss (income) attributable to noncontrolling interests in other partnerships	673	(4,157)	(697)
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	93	194	(137)
Preferred distributions - consolidated joint venture	(1,461)	(1,437)	(1,219)
Net income (loss) attributable to FelCor	3,498	(8,865)	92,099
Preferred dividends	(25,115)	(30,138)	(38,712)
Redemption of preferred stock	—	(6,096)	—
Net income (loss) attributable to FelCor common stockholders	$(21,617)	$(45,099)	$53,387
Basic and diluted per common share data:
Income (loss) from continuing operations	$(0.13)	$(0.33)	$0.43
Net income (loss)	$(0.16)	$(0.33)	$0.43
Basic weighted average common shares outstanding	138,128	137,730	124,158
Diluted weighted average common shares outstanding	138,128	137,730	124,892
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Net income (loss)	$4,193	$(3,465)	$94,152
Foreign currency translation adjustment	—	—	(490)
Reclassification of foreign currency translation to gain	—	—	(24,448)
Comprehensive income (loss)	4,193	(3,465)	69,214
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	673	(4,157)	(697)
Comprehensive loss (income) attributable to redeemable noncontrolling interests in FelCor LP	93	194	(136)
Preferred distributions - consolidated joint venture	(1,461)	(1,437)	(1,219)
Comprehensive income (loss) attributable to FelCor	$3,498	$(8,865)	$67,162

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Comprehensive Income
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit				Total Equity
Balance at December 31, 2013	12,948	$478,774	124,051	$1,240	$2,354,328	$24,937	$(2,568,350)	$23,301	—		$314,230
Conversion of preferred stock into common stock	(1)	(25)	—	—	25	—	—	—	—		—
Issuance of stock awards	—	—	864	9	(9)	—	—	—	—		—
Stock awards - amortization and severance	—	—	—	—	4,319	—	—	—	—		4,319
Stock compensation shares withheld	—	—	(316)	(3)	—	—	(3,114)	—	—		(3,117)
Conversion of operating partnership units into common shares	—	—	6	—	56	—	—	—	—		56
Allocation to redeemable noncontrolling interests	—	—	—	—	(1,545)	—	—	—	—		(1,545)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6,375	—		6,375
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(9,596)	—		(9,596)
Acquisition of noncontrolling interest	—	—	—	—	(3,508)	—	—	(2,342)	—		(5,850)
Dividends declared:
$0.10 per common share	—	—	—	—	—	—	(12,594)	—	—		(12,594)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,116)	—	—		(25,116)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(13,596)	—	—		(13,596)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(1,219)		(1,219)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	41,442		41,442
Comprehensive income (attributable to FelCor and noncontrolling interests in other partnerships):
Foreign exchange translation	—	—	—	—	—	(489)	—	—	—	$(489)
Reclassification of foreign currency translation to gain	—	—	—	—	—	(24,448)	—	—	—	(24,448)
Net income	—	—	—	—	—	—	92,099	697	1,219	94,015
Comprehensive income										$69,078	69,078
Balance at December 31, 2014	12,947	$478,749	124,605	$1,246	$2,353,666	$—	$(2,530,671)	$18,435	$41,442		$362,867

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY – (continued)
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital		Accumulated Deficit			Comprehensive Loss	Total Equity
Balance at December 31, 2014	12,947	$478,749	124,605	$1,246	$2,353,666	$—	$(2,530,671)	$18,435	$41,442		$362,867
Issuance of common stock	—	—	18,400	184	198,464	—	—	—			198,648
Issuance of stock awards	—	—	1,050	11	727	—	—	—	—		738
Repurchase of common stock	—	—	(1,971)	(20)	—	—	(14,342)	—	—		(14,362)
Stock awards - amortization and severance	—	—	—	—	7,271	—	—	—	—		7,271
Stock compensation shares withheld	—	—	(276)	(3)	—	—	(2,051)	—	—		(2,054)
Redemption of Series C preferred stock	(68)	(169,412)	—	—	5,522	—	(6,096)	—	—		(169,986)
Allocation to redeemable noncontrolling interests	—	—	—	—	1,865	—	—	—	—		1,865
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,809	—		2,809
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(17,595)	—		(17,595)
Dividends declared:
$0.18 per common share	—	—	—	—	—	—	(25,954)	—	—		(25,954)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,115)	—	—		(25,115)
$2.00 per Series C depositary preferred share	—	—	—	—	—	—	(5,023)	—	—		(5,023)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(1,437)		(1,437)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	1,744		1,744
Comprehensive loss (attributable to FelCor and noncontrolling interests in other partnerships):
Net income (loss)	—	—	—	—	—	—	(8,865)	4,157	1,437	$(3,271)
Comprehensive loss										$(3,271)	(3,271)
Balance at December 31, 2015	12,879	$309,337	141,808	$1,418	$2,567,515	$—	$(2,618,117)	$7,806	$43,186		$311,145
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY – (continued)
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Comprehensive Income
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit				Total Equity
Balance at December 31, 2015	12,879	$309,337	141,808	$1,418	$2,567,515	$—	$(2,618,117)	$7,806	$43,186		$311,145
Issuance of stock awards	—	—	1,157	11	911	—	—	—	—		922
Repurchase of common stock	—	—	(4,610)	(45)	—	—	(30,417)				(30,462)
Cumulative effect of change in accounting for stock compensation forfeitures	—	—	—	—	185	—	(185)	—	—		—
Stock awards - amortization and severance	—	—	—	—	9,041	—	—	—	—		9,041
Stock compensation shares withheld	—	—	(366)	(4)	—	—	(2,746)	—	—		(2,750)
Conversion of operating partnership units into common shares	—	—	1	—	9	—	—	—	—		9
Allocation to redeemable noncontrolling interests	—	—	—	—	(673)	—	—	—	—		(673)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	636	—		636
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(266)	—		(266)
Dividends declared:
$0.24 per common share	—	—	—	—	—	—	(33,326)	—	—		(33,326)
$1.95 per Series A preferred share	—	—	—	—	—	—	(25,115)	—	—		(25,115)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	(1,461)		(1,461)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	597		597
Comprehensive income (attributable to FelCor and noncontrolling interests in other partnerships):
Net income (loss)	—	—	—	—	—	—	3,498	(673)	1,461	$4,286
Comprehensive income										$4,286	4,286
Balance at December 31, 2016	12,879	$309,337	137,990	$1,380	$2,576,988	$—	$(2,706,408)	$7,503	$43,783		$232,583
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$4,193	$(3,465)	$94,152
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	114,054	114,452	115,819
Gain on sale of hotels and other assets, net	(3,534)	(20,250)	(66,760)
Gain on sale of investment in unconsolidated entities, net	—	—	(30,176)
Gain from remeasurement of unconsolidated entities, net	—	—	(20,737)
Amortization of deferred financing fees and debt discount	3,973	5,425	9,558
Amortization of fixed stock and directors’ compensation	6,638	7,121	6,122
Equity based severance	2,891	1,352	—
Equity in income from unconsolidated entities	(1,533)	(7,833)	(5,010)
Distributions of income from unconsolidated entities	1,209	6,051	4,128
Debt extinguishment	—	30,909	5,015
Impairment	26,459	20,861	—
Changes in assets and liabilities:
Accounts receivable	(9,066)	(944)	7,941
Other assets	(4,758)	3,194	(6,975)
Accrued expenses and other liabilities	(5,606)	(10,210)	(5,193)
Net cash flow provided by operating activities	134,920	146,663	107,884
Cash flows from investing activities:
Acquisition of land	(8,226)	—	—
Improvements and additions to hotels	(74,264)	(48,436)	(83,664)
Hotel development	—	(33,525)	(86,565)
Net proceeds from asset sales	100,970	187,949	163,618
Proceeds from unconsolidated joint venture transaction	—	—	4,032
Change in restricted cash - investing	(1,789)	2,794	56,731
Insurance proceeds	341	477	521
Distributions from unconsolidated entities in excess of earnings	1,586	7,317	12,828
Contributions to unconsolidated entities	—	(15)	(7)
Net cash flow provided by investing activities	18,618	116,561	67,494
Cash flows from financing activities:
Proceeds from borrowings	85,000	1,025,438	473,062
Repayment of borrowings	(158,662)	(1,203,809)	(623,106)
Payment of deferred financing costs	(12)	(14,952)	(3,215)
Acquisition of noncontrolling interest	—	—	(5,850)
Distributions paid to noncontrolling interests	(16)	(17,595)	(9,596)
Contributions from noncontrolling interests	636	2,809	6,375
Distributions paid to FelCor LP limited partners	(147)	(93)	(42)
Distributions paid to preferred stockholders	(25,115)	(32,404)	(38,712)
Redemption of preferred stock	—	(169,986)	—
Repurchase of common stock	(30,462)	(14,362)	—
Stock compensation withholding	(2,750)	(2,054)	(3,066)
Preferred distributions - consolidated joint venture	(1,461)	(1,431)	(1,102)
Distributions paid to common stockholders	(33,606)	(22,385)	(9,981)
Net proceeds from issuance of preferred equity - consolidated joint venture	597	1,744	41,442
Net proceeds from common stock issuance	—	198,648	—
Net cash flow used in financing activities	(165,998)	(250,432)	(173,791)
Effect of exchange rate changes on cash	(9)	(153)	(85)
Net change in cash and cash equivalents	(12,469)	12,639	1,502
Cash and cash equivalents at beginning of periods	59,786	47,147	45,645
Cash and cash equivalents at end of periods	$47,317	$59,786	$47,147

Supplemental cash flow information — interest paid, net of capitalized interest	$74,499	$74,585	$86,734
Supplemental cash flow information — income taxes paid	$332	$1,187	$660
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(in thousands)

	2016	2015
Assets
Investment in hotels, net of accumulated depreciation of $932,886 and $899,575 at December 31, 2016 and 2015, respectively	$1,566,823	$1,729,531
Investment in unconsolidated entities	8,312	9,575
Cash and cash equivalents	47,317	59,786
Restricted cash	19,491	17,702
Accounts receivable, net of allowance for doubtful accounts of $177 and $204 at December 31, 2016 and 2015, respectively	42,080	28,136
Deferred expenses, net of accumulated amortization of $2,959 and $1,086 at December 31, 2016 and 2015, respectively	4,527	6,390
Other assets	18,542	14,792
Total assets	$1,707,092	$1,865,912
Liabilities and Partners’ Capital
Debt, net of unamortized debt issuance costs of $15,967 and $18,065 at December 31, 2016 and 2015, respectively	$1,338,326	$1,409,889
Distributions payable	14,858	15,140
Accrued expenses and other liabilities	116,437	125,274
Total liabilities	1,469,621	1,550,303
Commitments and contingencies
Redeemable units, 610 and 611 units issued and outstanding at December 31, 2016 and 2015, respectively	4,888	4,464
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879 units issued and outstanding at December 31, 2016 and 2015	309,337	309,337
Common units, 137,990 and 141,808 units issued and outstanding at December 31, 2016 and 2015, respectively	(128,040)	(49,184)
Total FelCor LP partners’ capital	181,297	260,153
Noncontrolling interests	7,503	7,806
Preferred capital in consolidated joint venture	43,783	43,186
Total partners’ capital	232,583	311,145
Total liabilities and partners’ capital	$1,707,092	$1,865,912

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands, except for per unit data)

	2016	2015	2014
Revenues:
Hotel operating revenue	$862,818	$878,371	$917,981
Other revenue	4,136	7,883	3,606
Total revenues	866,954	886,254	921,587
Expenses:
Hotel departmental expenses	306,050	313,141	331,876
Other property-related costs	212,180	223,546	238,170
Management and franchise fees	32,935	35,572	36,067
Taxes, insurance and lease expense	57,317	59,207	84,266
Corporate expenses	27,037	27,283	29,585
Depreciation and amortization	114,054	114,452	115,819
Impairment	26,459	20,861	—
Other expenses	12,740	12,479	17,952
Total operating expenses	788,772	806,541	853,735
Operating income	78,182	79,713	67,852
Interest expense, net	(78,182)	(79,118)	(90,695)
Debt extinguishment	—	(30,909)	(4,770)
Gain on sale of investment in unconsolidated entities, net	—	—	30,176
Gain from remeasurement of unconsolidated entities, net	—	—	20,737
Other gains, net	342	166	100
Income (loss) before equity in income from unconsolidated entities	342	(30,148)	23,400
Equity in income from unconsolidated entities	1,533	7,833	5,010
Income (loss) from continuing operations before income tax expense	1,875	(22,315)	28,410
Income tax expense	(873)	(1,245)	(660)
Income (loss) from continuing operations	1,002	(23,560)	27,750
Income (loss) from discontinued operations	(3,131)	669	(360)
Income (loss) before gain on sale of hotels	(2,129)	(22,891)	27,390
Gain on sale of hotels, net	6,322	19,426	66,762
Net income (loss)	4,193	(3,465)	94,152
Net loss (income) attributable to noncontrolling interests	673	(4,157)	(697)
Preferred distributions - consolidated joint venture	(1,461)	(1,437)	(1,219)
Net income (loss) attributable to FelCor LP	3,405	(9,059)	92,236
Preferred distributions	(25,115)	(30,138)	(38,712)
Redemption of preferred units	—	(6,096)	—
Net income (loss) attributable to FelCor LP common unitholders	$(21,710)	$(45,293)	$53,524
Basic and diluted per common unit data:
Income (loss) from continuing operations	$(0.13)	$(0.33)	$0.43
Net income (loss)	$(0.16)	$(0.33)	$0.43
Basic weighted average common units outstanding	138,739	138,341	124,772
Diluted weighted average common units outstanding	138,739	138,341	125,511
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Net income (loss)	$4,193	$(3,465)	$94,152
Foreign currency translation adjustment	—	—	(490)
Reclassification of foreign currency translation to gain	—	—	(24,553)
Comprehensive income (loss)	4,193	(3,465)	69,109
Comprehensive loss (income) attributable to noncontrolling interests	673	(4,157)	(697)
Preferred distributions - consolidated joint venture	(1,461)	(1,437)	(1,219)
Comprehensive income (loss) attributable to FelCor LP	$3,405	$(9,059)	$67,193

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2013	$478,774	$(212,888)	$25,043	$23,301	$—		$314,230
Conversion of preferred units into common units	(25)	25	—	—	—		—
FelCor restricted stock compensation	—	1,202	—	—	—		1,202
Contributions	—	—	—	6,375	—		6,375
Distributions	—	(51,306)	—	(9,596)	(1,219)		(62,121)
Allocation to redeemable units	—	(1,520)	—	—	—		(1,520)
Acquisition of noncontrolling interest	—	(3,508)	—	(2,342)			(5,850)
Issuance of preferred capital - consolidated joint venture	—	—	—	—	41,442		41,442
Comprehensive income:
Foreign exchange translation	—	—	(490)	—	—	$(490)
Reclassification of foreign currency translation to gain	—	—	(24,553)	—	—	(24,553)
Net income		92,236		697	1,219	94,152
Comprehensive income						$69,109	69,109
Balance at December 31, 2014	$478,749	$(175,759)	$—	$18,435	41,442		$362,867
Issuance of common units	—	198,648	—	—			198,648
FelCor restricted stock compensation	—	5,955	—	—	—		5,955
Repurchase of common units	—	(14,362)	—	—	—		(14,362)
Redemption of Series C preferred units	(169,412)	(574)	—	—	—		(169,986)
Contributions	—	—	—	2,809	—		2,809
Distributions	—	(56,185)	—	(17,595)	(1,437)		(75,217)
Allocation to redeemable units	—	2,152	—	—	—		2,152
Issuance of preferred capital - consolidated joint venture	—	—	—	—	1,744		1,744
Comprehensive loss:
Net income (loss)		(9,059)		4,157	1,437	$(3,465)
Comprehensive loss						$(3,465)	(3,465)
Balance at December 31, 2015	$309,337	$(49,184)	$—	$7,806	$43,186		$311,145
FelCor restricted stock compensation	—	7,213	—	—	—		7,213
Repurchase of common units	—	(30,462)	—	—	—		(30,462)
Contributions	—	—	—	636	—		636
Distributions	—	(58,588)	—	(266)	(1,461)		(60,315)
Allocation to redeemable units	—	(424)		—	—		(424)
Issuance of preferred capital - consolidated joint venture	—	—	—	—	597		597
Comprehensive income:
Net income (loss)		3,405		(673)	1,461	$4,193
Comprehensive income						$4,193	4,193
Balance at December 31, 2016	$309,337	$(128,040)	$—	$7,503	$43,783		$232,583
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$4,193	$(3,465)	$94,152
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	114,054	114,452	115,819
Gain on sale of hotels and other assets, net	(3,534)	(20,250)	(66,760)
Gain on sale of investment in unconsolidated entities, net	—	—	(30,176)
Gain from remeasurement of unconsolidated entities, net	—	—	(20,737)
Amortization of deferred financing fees and debt discount	3,973	5,425	9,558
Amortization of fixed stock and directors’ compensation	6,638	7,121	6,122
Equity based severance	2,891	1,352	—
Equity in income from unconsolidated entities	(1,533)	(7,833)	(5,010)
Distributions of income from unconsolidated entities	1,209	6,051	4,128
Debt extinguishment	—	30,909	5,015
Impairment	26,459	20,861	—
Changes in assets and liabilities:
Accounts receivable	(9,066)	(944)	7,941
Other assets	(4,758)	3,194	(6,975)
Accrued expenses and other liabilities	(5,606)	(10,210)	(5,193)
Net cash flow provided by operating activities	134,920	146,663	107,884
Cash flows from investing activities:
Acquisition of land	(8,226)	—	—
Improvements and additions to hotels	(74,264)	(48,436)	(83,664)
Hotel development	—	(33,525)	(86,565)
Net proceeds from asset dispositions	100,970	187,949	163,618
Proceeds from unconsolidated joint venture transaction	—	—	4,032
Change in restricted cash - investing	(1,789)	2,794	56,731
Insurance proceeds	341	477	521
Distributions from unconsolidated entities in excess of earnings	1,586	7,317	12,828
Contributions to unconsolidated entities	—	(15)	(7)
Net cash flow provided by investing activities	18,618	116,561	67,494
Cash flows from financing activities:
Proceeds from borrowings	85,000	1,025,438	473,062
Repayment of borrowings	(158,662)	(1,203,809)	(623,106)
Payment of deferred financing fees	(12)	(14,952)	(3,215)
Acquisition of noncontrolling interest	—	—	(5,850)
Distributions paid to noncontrolling interests	(16)	(17,595)	(9,596)
Contributions from noncontrolling interests	636	2,809	6,375
Distributions paid to FelCor LP limited partners	(147)	(93)	(42)
Distributions paid to preferred unitholders	(25,115)	(32,404)	(38,712)
Redemption of preferred units	—	(169,986)	—
Repurchase of common units	(30,462)	(14,362)	—
FelCor stock compensation withholding	(2,750)	(2,054)	(3,066)
Preferred distributions - consolidated joint venture	(1,461)	(1,431)	(1,102)
Distributions paid to common unitholders	(33,606)	(22,385)	(9,981)
Net proceeds from issuance of preferred capital - consolidated joint venture	597	1,744	41,442
Net proceeds from common unit issuance	—	198,648	—
Net cash flow used in financing activities	(165,998)	(250,432)	(173,791)
Effect of exchange rate changes on cash	(9)	(153)	(85)
Net change in cash and cash equivalents	(12,469)	12,639	1,502
Cash and cash equivalents at beginning of periods	59,786	47,147	45,645
Cash and cash equivalents at end of periods	$47,317	$59,786	$47,147

Supplemental cash flow information – interest paid, net of capitalized interest	$74,499	$74,585	$86,734
Supplemental cash flow information — income taxes paid	$332	$1,187	$660
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 39 hotels as of December 31, 2016. At December 31, 2016, we had an aggregate of 138,600,280 shares and units outstanding, consisting of 137,990,097 shares of FelCor common stock and 610,183 FelCor LP units not owned by FelCor.

Of our 39 hotels as of December 31, 2016, we owned 100% interests in 36 hotels, a 95% interest in one hotel (The Knickerbocker) and 50% interests in entities owning two hotels. The Knickerbocker opened in February 2015. During 2015, we transferred all development costs ($329.8 million) into investment in hotels. We consolidate our real estate interests in the 37 hotels in which we hold majority interests, and we record the real estate interests of the two hotels in which we hold indirect 50% interests using the equity method. We lease 38 of the 39 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. We operate one 50% owned hotel without a lease. Because we own controlling interests in our operating lessees, we consolidate our interests in all 38 leased hotels (which we refer to as our Consolidated Hotels) and reflect their operating revenues and expenses in our statements of operations. We own 50% of the real estate interest in one Consolidated Hotel (we account for our real estate interest of this hotel by the equity method) and majority real estate interests in our remaining 37 Consolidated Hotels (we consolidate our real estate interest in these hotels).

The following table reflects the distribution of our 38 Consolidated Hotels at December 31, 2016:

Brand	Hotels	Rooms
Embassy Suites by Hilton®	18	4,982
Wyndham® and Wyndham Grand®	8	2,528
Marriott® and Renaissance®	2	761
Holiday Inn®	1	585
DoubleTree by Hilton® and Hilton®	3	802
Sheraton®	2	673
Fairmont®	1	383
The Knickerbocker®	1	330
Morgans® and Royalton®	2	285
Total	38	11,329
At December 31, 2016, our Consolidated Hotels were located in 14 states, with concentrations in California (10 hotels), Florida (six hotels) and Massachusetts (three hotels).  We generated approximately 57% of our revenue from hotels in these three states in 2016.

At December 31, 2016, of our Consolidated Hotels (i) subsidiaries of Hilton Worldwide managed 20 hotels; (ii) subsidiaries of Wyndham Worldwide managed eight hotels; (iii) subsidiaries of Marriott International managed four hotels; (iv) subsidiaries of InterContinental Hotels Group managed one hotel; (v) Fairmont, a subsidiary of AccorHotels group, managed one hotel; (vi) a subsidiary of Highgate Hotels managed one hotel; (vii) a subsidiary of SBE (who acquired Morgans Hotel Group) managed two hotels; and (viii) Aimbridge Hospitality managed one hotel.

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
Investment in Hotels — Our hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings, 15 to 30 years for improvements and three to 10 years for furniture, fixtures, and equipment. For those hotels subject to a ground lease, depreciation expense is based on the shorter of the lease term or the estimated useful life of the asset.
We capitalize certain inventory (such as china, glass, silver and linen) at the time of a hotel opening or acquisition, or when significant inventory is purchased (in conjunction with a major rooms renovation or when the number of rooms or meeting space at a hotel is expanded). These amounts are then amortized over the estimated useful life of three years. Subsequent replacement purchases are expensed when placed in service.

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
Hotels Held for Sale — We consider each individual hotel to be an identifiable component of our business. We do not consider a hotel held for sale until it is probable that the sale will be completed within 12 months. Generally, we consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale, and we have received a substantial non-refundable deposit. We test hotels held for sale for impairment each reporting period and record them at the lower of their carrying amounts or fair value less costs to sell. Once we designate a hotel as held for sale it is not depreciated.

Cash and Cash Equivalents — All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

We deposit cash at major banks. Our bank account balances may exceed the Federal Depository Insurance Limits; however, management believes the credit risk related to these deposits is minimal.

Restricted Cash —Restricted cash includes reserves for capital expenditures, real estate taxes and insurance, as well as cash collateral deposits for mortgage debt agreement provisions.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies — (continued)

Deferred Expenses — Deferred expenses, consisting primarily of loan costs, are recorded at cost. Amortization is computed using a method that approximates the effective interest method over the maturity of the related debt. Deferred loan costs associated with our line of credit are classified as an asset on our consolidated balance sheets, while deferred loan costs associated with other outstanding debt are classified within the debt on our consolidated balance sheets.

Other Assets — Other assets consist primarily of hotel operating inventories, prepaid expenses and deposits.

Revenue Recognition — Nearly 100% of our revenue is comprised of hotel operating revenues, such as room revenue, food and beverage revenue and revenue from other hotel operating departments (such as telephone, parking, resort fees and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests as earned. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remainder of our revenue is from condominium management fee income and other sources.

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

Taxes, insurance and lease expense — For the year ended December 31, 2015, taxes, insurance and lease expense included an out-of-period adjustment of $1.6 million related to straight-line lease expense from prior years for a ground lease associated with one of our consolidated hotels. The $1.6 million adjustment represented the cumulative additional rent that should have been recognized in prior years on a straight-line basis, with the credit being included in accrued expenses and other liabilities on the consolidated balance sheet. Management evaluated the impact to all previously reported periods and concluded all previously issued financial statements were not materially misstated, nor was the impact of the adjustment material to the three months or the year ended December 31, 2015.

Foreign Currency Translation — Results of operations for our Canadian hotel were maintained in Canadian dollars and translated using the weighted average exchange rates during the period. Assets and liabilities were translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments were reflected in accumulated other comprehensive income. In 2014, we sold our remaining Canadian hotel and recorded a $24.4 million gain from foreign currency translation (which we had previously recorded in accumulated other comprehensive income).

Capitalized Costs — We capitalize interest (by applying our weighted average cost of borrowing to our construction in progress) and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. In addition, these costs were capitalized on our Knickerbocker hotel during development. We begin capitalizing these costs when activities necessary to get the asset ready for its intended use are underway and cease capitalizing these costs to

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies — (continued)
projects when construction is substantially complete. Such costs capitalized in 2016, 2015 and 2014, were $7.7 million, $13.3 million and $25.9 million, respectively.
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
We compute basic earnings per share (unit) by dividing net income (loss) attributable to common stockholders (or unitholders) less dividends (distributions) declared on FelCor’s unvested restricted stock by the weighted average number of common shares (units) outstanding. We compute diluted earnings per share (unit) by dividing net income (loss) attributable to common stockholders less dividends (distributions) declared on FelCor’s unvested restricted stock by the weighted average number of common shares (units) and equivalents outstanding.

For all years presented, our Series A cumulative preferred stock (units), or Series A preferred stock (units), if converted to common shares (units), would be antidilutive; accordingly, we do not assume conversion of the Series A preferred stock (units) in the computation of diluted earnings per share (unit).

FelCor’s Stock Compensation — We account for stock-based employee compensation using the fair value based method of accounting. We classify share-based payment awards granted in exchange for employee services as either equity awards or liability awards. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Awards that are to be settled in cash (i.e., phantom stock) are classified as liability awards. The value of all our share-based awards is recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite services.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions. Under the new standard, companies can withhold shares up to the maximum individual statutory tax rate in the applicable jurisdiction as participants vest in stock and maintain equity classification of the entire award. Also under the new standard, forfeitures for stock awards may be recorded when they occur (the prior guidance required estimating forfeitures when recording stock compensation costs). Finally, the standard requires classifying cash paid when remitting cash to the tax authorities for stock compensation withholding as financing activity in the statement of cash flows. We adopted this standard effective January 1, 2016. Upon adoption, we revised our policy to account for stock compensation forfeitures as they occur, which resulted in a $185,000 increase in our accumulated deficit for the cumulative effect of change in accounting principle. In addition, in our statement of cash flows, we reclassified $2.1 million and $3.1 million of cash paid to taxing authorities for shares withheld from operating activities to financing activities for the years ended December 31, 2015 and 2014, respectively.

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

Distributions and Dividends — FelCor declared aggregate common dividends of $0.24, $0.18 and $0.10 per share in 2016, 2015 and 2014, respectively. FelCor’s ability to make distributions depends on FelCor’s receipt of quarterly distributions from FelCor LP, and FelCor LP’s ability to make distributions is dependent upon the results of operations of our hotels.

FelCor LP distributes funds to FelCor to pay common and preferred dividends. FelCor’s Board of Directors will determine the amount of any future common and preferred dividends based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as minimum REIT distribution requirements.

Reacquired Stock — We account for FelCor’s purchase of capital stock under a method that is consistent with Maryland law (Maryland is FelCor’s domicile), which does not contemplate treasury stock. Any capital stock reacquired for any purpose is recorded as a reduction of common stock (at $0.01 par value per share) and an increase in accumulated deficit.

Noncontrolling Interests — Noncontrolling interests in other partnerships represents the proportionate share of the equity in other partnerships not owned by us. Noncontrolling interests in FelCor LP represents FelCor LP units not owned by FelCor. We allocate income and loss to noncontrolling interests in FelCor LP and other partnerships based on the weighted average percentage ownership throughout the year. FelCor characterizes minority interest in FelCor LP as noncontrolling interests, but because of the redemption feature of these units, FelCor includes them in the mezzanine section (between liabilities and equity) on its consolidated balance sheets. These units are redeemable at the option of the holders for a like number of shares of FelCor’s common stock or, at our option, the cash equivalent thereof. We adjust redeemable noncontrolling interests in FelCor LP (or redeemable units) each period to reflect the greater of its carrying value based on the accumulation of historical cost or its redemption value.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment in Hotels
Investment in hotels consisted of the following (in thousands):

	December 31,
	2016	2015
Building and improvements	$1,761,228	$1,859,100
Furniture, fixtures and equipment	426,692	449,437
Land	271,662	294,384
Construction in progress	40,127	26,185
	2,499,709	2,629,106
Accumulated depreciation - Building and improvements	(716,376)	(697,386)
Accumulated depreciation - Furniture, fixtures and equipment	(216,510)	(202,189)
	$1,566,823	$1,729,531
In the third quarter of 2016, we acquired land previously leased for one of our hotels for $8.2 million (including closing costs).
In 2016, we retired fully depreciated furniture, fixtures and equipment aggregating approximately $35.0 million and fully depreciated assets for building and improvements aggregating approximately $763,000.
We invested $74.3 million and $48.4 million in additions and improvements to our consolidated hotels during the years ended December 31, 2016 and 2015, respectively.

4.    Consolidated Joint Venture Preferred Equity/Capital

Our joint venture that redeveloped The Knickerbocker raised $45 million through the sale of redeemable preferred equity/capital under the EB-5 immigrant investor program. The purchasers receive a 3.25% current annual return (which increases to 8% if we do not redeem this equity interest before the fifth anniversary of its issuance), plus a 0.25% non-compounding annual return payable at redemption. To date, the venture has received $44.4 million in gross proceeds ($43.8 million net of issuance costs), including $600,000 and $1.8 million in gross proceeds received during the years ended December 31, 2016 and 2015, respectively. The venture expects to receive the remaining $600,000 as investors’ visas are approved.

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

As part of our long-term strategic plan to enhance stockholder value and achieve or exceed targeted returns on invested capital, we sell and acquire hotels to improve our overall portfolio quality, enhance diversification and improve growth rates. In that regard, we regularly review each hotel in our portfolio in terms of projected performance, future capital expenditure requirements and market dynamics and concentration risk. Based on this analysis, we may establish a plan to sell our interests in certain hotels (two of which are owned by unconsolidated joint ventures) that no longer meet our investment criteria. As a consequence, we would shorten our estimated hold periods for those hotels and test the consolidated hotels for impairment when they are approved as non-strategic hotels. When the hotels owned by unconsolidated joint ventures are designated by those ventures as non-strategic, the joint ventures will test for impairment based on the reduced estimated hold periods.

In September 2016, we recorded a $20.1 million impairment charge for a hotel. The impairment charge was primarily based on both third-party offers to purchase the hotel and observable market data on a price per room basis from transactions involving hotels in similar locations (a Level 2 input under authoritative guidance for fair value measurements).
In June 2016, we recorded a $6.3 million impairment charge for a hotel subsequently sold in the third quarter of 2016. The impairment charge was based on an accepted third-party offer to purchase the hotel (a Level 2 input under authoritative guidance for fair value measurements) at a price below our previously estimated fair market value for the property. In 2015, we determined that this hotel no longer met our investment criteria, and we recorded a $20.9 million impairment charge for this hotel at that time. The 2015 impairment charge was determined using Level 3 input under authoritative guidance for fair value measurements. For this estimate, we used a discounted cash flow analysis with an estimated stabilized growth rate of 3%, a discounted cash flow term of five years, a terminal capitalization rate of 8%, and a discount rate of 11%.

We may record additional impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens or we shorten our contemplated holding period for additional hotels.

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
During the year ended December 31, 2016, we sold two hotels, and in 2015, we sold eight hotels. In 2014, we sold eight hotels, one of which was previously held for sale at December 31, 2013, and disposed of five unconsolidated hotels when we unwound our joint ventures as discussed in Note 7.

We designate a hotel as held for sale when the sale is probable within the next 12 months. Generally, we consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale and we have received a substantial non-refundable deposit. Excluding the hotel held for sale at December 31, 2013 and sold in 2014, we included operations for the sold hotels, and those hotels designated as held for sale at December 31, 2014, in income (loss) from continuing operations as shown in the statements of operations for the years ended December 31, 2016, 2015 and 2014, as disposition of these hotels did not represent a strategic shift in our business. Additionally, we included selling costs, which we expense as they are incurred, in the gain (loss) on the sale of hotels.

The following table includes condensed financial information primarily related to 12 of 13 hotels sold in 2014 (the remaining hotel was held for sale as of December 31, 2013), eight hotels sold in 2015 and two hotels sold in 2016 included in continuing operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Hotel operating revenue	$39,750	$85,840	$207,762
Operating expenses (a)	(39,530)	(97,655)	(197,180)
Operating income (loss)	220	(11,815)	10,582
Interest expense, net	1	(1,031)	(2,475)
Debt extinguishment	—	(309)	(932)
Gain on sale of investment in unconsolidated entities, net	—	—	30,176
Equity in income from unconsolidated entities	—	7,111	3,294
Income (loss) from continuing operations	221	(6,044)	40,645
Gain on sale of hotels, net(b)	6,322	19,426	66,762
Net income	6,543	13,382	107,407
Net income attributable to noncontrolling interests in other partnerships	—	(5,166)	(977)
Net income attributable to redeemable noncontrolling interests in FelCor LP	(28)	(35)	(394)
Net income attributable to FelCor	$6,515	$8,181	$106,036

(a)	Operating expenses include impairment charges of $6.3 million and $20.9 million for the years ended December 31, 2016 and 2015, respectively.

(b)
We recorded a $24.4 million gain from foreign currency translation (which we had previously recorded in accumulated other comprehensive income) when we sold our remaining Canadian hotel in 2014, which substantially liquidated all of our foreign investments.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Joint Venture Transactions
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
Our joint ventures had an outstanding loan that was secured by eight of these hotels and was bifurcated when the joint ventures were unwound. That loan bore interest at one-month LIBOR plus 3%, matured in March 2017 and was freely pre-payable in whole or in part. Subsequent to the unwinding of the joint ventures, we were only liable for our $64 million share of the bifurcated non-recourse loan, which was secured by mortgages on four of the five former joint venture hotels that we wholly-owned. In 2015, this loan was repaid in connection with the sale of three of the four hotels securing the loan. The remaining hotel was sold later in 2015.
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

7.    Joint Venture Transactions — (continued)
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

	Year Ended December 31,
	2014	2013
Revenue	$892,555	$843,878
Net income (loss)	$94,869	$(65,670)
Income (loss) per share/unit - basic	$0.43	$(0.82)
Income (loss) per share/unit - diluted	$0.43	$(0.82)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Investment in Unconsolidated Entities
At December 31, 2016 and 2015, we owned 50% interests in joint ventures that owned two hotels. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services there. We account for our investments in these unconsolidated entities under the equity method. We consolidate all of our majority-owned subsidiaries in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	December 31,
	2016	2015
Investment in hotels and other properties, net of accumulated depreciation	$20,898	$23,047
Total assets	$27,052	$29,033
Debt, net of unamortized debt issuance costs	$22,065	$22,563
Total liabilities	$24,311	$24,541
Equity	$2,741	$4,492
Our unconsolidated entities’ debt at December 31, 2016 and 2015 consisted entirely of non-recourse mortgage debt.
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
The following table (which, among other things, reflects decreases attributable to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014) sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total revenues	$33,615	$32,591	$59,453
Net income	$3,839	$22,799	$12,561
Net income attributable to FelCor	$1,920	$11,400	$6,281
Cost in excess of joint venture book value of sold hotel	—	(3,140)	—
Depreciation of cost in excess of book value	(387)	(427)	(1,271)
Equity in income from unconsolidated entities	$1,533	$7,833	$5,010

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Investment in Unconsolidated Entities — (continued)
The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	December 31,
	2016	2015
Equity basis of hotel joint venture investments	$(4,533)	$(4,216)
Cost of hotel investments in excess of joint venture book value	6,942	7,329
Equity basis of land and condominium joint venture investments	5,903	6,462
Investment in unconsolidated entities	$8,312	$9,575
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Hotel investments	$2,092	$8,535	$5,784
Other investments	(559)	(702)	(774)
Equity in income from unconsolidated entities	$1,533	$7,833	$5,010

9.	Debt
Consolidated debt consisted of the following (in thousands) at the dates shown:

	Encumbered	Interest	Maturity	December 31,
	Hotels	Rate (%)	Date	2016	2015
Senior unsecured notes	—	6.00	June 2025	$475,000	$475,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Mortgage debt(a)	4	4.95	October 2022	120,109	122,237
Mortgage debt	1	4.94	October 2022	30,184	30,717
Line of credit(b)	7	LIBOR + 2.75	June 2019	119,000	190,000
Mortgage debt(c)	1	LIBOR + 3.00	November 2017	85,000	85,000
Total	22			$1,354,293	$1,427,954
Unamortized debt issuance costs				(15,967)	(18,065)
Debt, net of unamortized debt issuance costs				$1,338,326	$1,409,889

(a)	This debt is comprised of separate non-cross-collateralized loans, each secured by a mortgage encumbering a separate hotel.

(b)	Our line of credit can be extended for one year, subject to satisfying certain conditions. We may borrow up to $400 million under our line of credit.

(c)	This loan can be extended for one year, subject to satisfying certain conditions.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Debt — (continued)
Since adoption of ASU 2015-03, we classify deferred financing costs of $16.0 million and $18.1 million as of December 31, 2016 and 2015, respectively, within the debt on our consolidated balance sheets. We previously classified deferred financing costs of $18.1 million at December 31, 2015 as an asset on our consolidated balance sheets. In accordance with ASU 2015-15, we continue classifying deferred financing costs associated with our line of credit as an asset on our consolidated balance sheets.
In February 2015, we sold a hotel and repaid $13.0 million in mortgage debt secured by that hotel that would have otherwise matured in March 2017.

In May 2015, we issued $475 million aggregate principal amount of our 6.00% unsecured senior notes due 2025. We used the proceeds from that issuance, together with cash on hand and funds drawn under our line of credit, to repurchase and redeem $525 million in aggregate principal amount of our 6.75% senior secured notes due 2019, which was secured by mortgages on six hotels. We incurred $28.4 million of debt extinguishment charges relating to prepayment premiums and the write-off of deferred loan costs in connection with this transaction. All cash paid to satisfy the extinguishment of the senior secured notes was classified as a financing activity in the statements of cash flows.
In June 2015, we amended and restated our secured line of credit facility primarily to expand our borrowing capacity from $225 million to $400 million. The amended facility now matures in June 2020 (extended from June 2017), assuming we exercise a one-year extension option that is subject to certain conditions. Borrowings under the facility bear interest at LIBOR (no floor) plus an applicable margin ranging from 225 to 275 basis points (reduced from 337.5 basis points), depending on our leverage. The unused commitment fee decreased 5 basis points to 35 basis points. The facility is secured by mortgages on seven hotels and permits partial release and substitution of properties, subject to certain conditions. We incurred $164,000 of debt extinguishment charges (relating to writing-off deferred loan costs) when we amended the facility. We concurrently repaid a $140 million term loan that otherwise matured in 2017, bore interest at LIBOR plus 250 basis points and was secured by mortgages on three hotels, including one hotel that is part of the security for the amended facility. We incurred $2.0 million of debt extinguishment charges relating to writing-off deferred loan costs for the repaid loan.

In June 2015, when we sold two hotels, we repaid a $49.1 million loan secured by mortgages on three hotels (including the two sold hotels), that would have otherwise matured in March 2017. We sold the remaining hotel that had been mortgaged to secure this loan in September 2015. We incurred $237,000 of debt extinguishment charges relating to writing-off deferred loan costs for the repaid loan.

In 2015, we increased our borrowings under our loan secured by The Knickerbocker from $64.9 million to $85.0 million. Also, in November 2015, we amended our Knickerbocker loan to lower the interest rate to LIBOR plus 300 basis points and extended the maturity to November 2017.
Our senior notes, which are guaranteed by FelCor, require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. We currently exceed all minimum thresholds. In addition, our 5.625% senior notes are secured by a combination of first lien mortgages and related security interests on nine hotels, as well as pledges of equity interests in certain subsidiaries of FelCor LP, and our 6.00% senior unsecured notes require us to maintain a minimum amount of unencumbered assets.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Debt — (continued)
At December 31, 2016, we had consolidated secured debt totaling $879.3 million, encumbering 22 of our Consolidated Hotels with a $1.1 billion aggregate net book value. Except for our 5.625% senior secured notes due 2023 and our line of credit, our secured debt is generally recourse solely to the specific hotels securing the debt, except in case of fraud, misapplication of funds and certain other customary limited recourse carve-out provisions that could extend recourse to us. Much of our secured debt allows us to substitute collateral under certain conditions and is freely prepayable, subject in some instances to various prepayment, yield maintenance or defeasance obligations.
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
We reported $78.2 million, $79.1 million, and $90.7 million of interest expense for the years ended December 31, 2016, 2015, and 2014, respectively, which is net of: (i) interest income of $62,000, $24,000, and $48,000, and (ii) capitalized interest of $973,000, $6.0 million, and $16.3 million, respectively.
To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at December 31, 2015. We did not designate the interest rate cap as a hedge, and it had an insignificant fair value at December 31, 2015, resulting in no significant impact on earnings. We had no outstanding interest rate caps at December 31, 2016.
Future scheduled principal payments on debt obligations at December 31, 2016 are as follows (in thousands):

Year
2017	$87,637
2018	2,954
2019	122,106
2020	3,245
2021	3,432
Thereafter	1,134,919
$1,354,293

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Fair Value of Financial Instruments

We base disclosures about fair value of our financial instruments on pertinent information available to management as of December 31, 2016 and 2015. We exercise considerable judgment when interpreting market data and developing estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

We base our estimates of the fair value of: (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses on their carrying values due to their relatively short maturity; (ii) our debt for which trading prices are publicly available on observable market data (a Level 2 input) (that debt had an estimated fair value of approximately $1.0 billion at December 31, 2016 and 2015); and (iii) our debt for which trading prices are not publicly available on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) (that debt had an estimated fair value of $364.6 million and $438.8 million at December 31, 2016 and 2015, respectively). The estimated fair value of all our debt was $1.4 billion and $1.5 billion at December 31, 2016 and 2015, respectively. The carrying value of our debt was $1.3 billion and $1.4 billion at December 31, 2016 and 2015, respectively.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    FelCor Capital Stock/FelCor LP Partners’ Capital

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

In April 2015, FelCor called for redemption of all of its outstanding shares of 8% Series C Cumulative Redeemable Preferred Stock and all depositary shares representing the Series C preferred stock. FelCor redeemed those shares of Series C preferred stock and the depositary shares, and FelCor LP concurrently redeemed its Series C preferred units, on May 14, 2015 using proceeds from the equity offering. Including dividends of $491,000, the total redemption price was $170.4 million. We reduced income available to common stockholders (unitholders) by $6.1 million for the year ended December 31, 2015, primarily representing the original issuance costs ($5.5 million) and discount ($538,000) of the redeemed Series C preferred stock (Units).

Common Stock/Units

In April 2015, FelCor issued 18.4 million shares of its common stock at $11.25 per share in a public offering. FelCor contributed the net proceeds from the offering ($199 million) to FelCor LP in exchange for 18.4 million common units of limited partnership interests.

In 2015, FelCor’s Board approved a common stock repurchase program, under which it may spend up to $100 million repurchasing shares of its common stock through October 2017. FelCor may repurchase shares in transactions on the open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans, in accordance with applicable securities laws and other restrictions. In 2015, FelCor paid $14.4 million (including commissions) repurchasing approximately 2.0 million shares of its common stock at an average price of $7.26 per share. In 2016, FelCor repurchased 4.6 million shares for $30.5 million (including commissions), at an average price of $6.58 per share. Since the inception of the repurchase program, FelCor has repurchased 6.6 million shares for $44.8 million (including commissions), at an average share price of $6.78 per share. All repurchased shares have been retired and have been re-designated as authorized but unissued.
There is no guaranty as to the number of shares that will be repurchased, and FelCor may extend, suspend or discontinue its repurchase program at any time without notice at its discretion.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Income Taxes

FelCor LP is a partnership for federal income tax purposes, and is not subject to federal income tax. However, under its partnership agreement, it is required to reimburse FelCor for any tax payments FelCor LP is required to make. Accordingly, the tax information herein represents disclosures regarding FelCor and its taxable subsidiaries.

FelCor elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. FelCor’s taxable REIT subsidiaries, or TRSs, formed to lease its hotels are subject to federal, state and local income taxes. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its annual taxable income to its stockholders. If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as a REIT for four subsequent years. In connection with FelCor’s election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock. FelCor LP expects to make distributions on its units sufficient to enable FelCor to meet its distribution obligations as a REIT.

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
The following table reconciles our TRSs’ GAAP net income (loss) to federal taxable income (in thousands):

	Year Ended December 31,
	2016	2015	2014
GAAP consolidated net income (loss) attributable to FelCor LP	$3,405	$(9,059)	$92,236
Loss (income) allocated to FelCor LP unitholders	93	194	(137)
GAAP consolidated net income (loss) attributable to FelCor	3,498	(8,865)	92,099
GAAP net loss (income) from REIT operations	21,332	21,838	(68,796)
GAAP net income of taxable subsidiaries	24,830	12,973	23,303
Taxes related to joint venture transaction	—	—	5,761
Gain/loss differences from dispositions	—	(872)	—
Depreciation and amortization(a)	(12,437)	(1,877)	(461)
Employee benefits not deductible for tax	(2,965)	(588)	(101)
Management fee recognition	—	(107)	(1,151)
Cancellation of debt	—	—	(3,188)
Capitalized TRS start-up costs	—	—	11,859
Other book/tax differences	386	3,827	181
Federal tax income of taxable subsidiaries before utilization of net operating losses	9,814	13,356	36,203
Utilization of net operating loss	(9,814)	(13,356)	(36,203)
Net federal tax income of taxable subsidiaries	$—	$—	$—

(a)	The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes — (continued)

Included in our consolidated statement of operations are $873,000, $1.2 million and $660,000 related to current state income taxes for the years ended December 31, 2016, 2015 and 2014, respectively. State income taxes in 2014 have been reclassified from taxes, insurance and lease expense to conform to the 2016 and 2015 presentation of a separate line for income tax expense on our consolidated statements of operations.

Our TRSs had a deferred tax asset, on which we had a 100% valuation allowance, primarily comprised of the following (in thousands):

	December 31,
	2016	2015
Accumulated net operating losses of TRSs	$94,219	$98,367
Tax property basis compared to book	4,844	(4,518)
Accrued employee benefits not deductible for tax	4,966	4,889
Historic tax credits(a)	19,357	25,375
Other	26	109
Gross deferred tax asset	123,412	124,222
Valuation allowance	(123,412)	(124,222)
Deferred tax asset after valuation allowance	$—	$—

(a)
Because of the completion of construction at The Knickerbocker in 2015, one of our TRSs became entitled to the future benefits of historic tax credits that vest over a five year period and do not expire. Historic tax credits for 2015 reflect both federal and state credits. Upon the filing of the state return for 2015 in 2016, the state credit became refundable. Historic tax credits for 2016 reflect federal credits only.

We provided a valuation allowance against our deferred tax asset that results in no net deferred tax asset at December 31, 2016 and 2015. We recorded a 100% valuation allowance related to our TRSs’ net deferred tax asset because we believe it is more likely than not that the deferred tax asset will not be fully realized. The realization of the deferred tax assets associated with our net operating losses and historic tax credits is dependent on projections of future taxable income, for which there is uncertainty when considering our historic results and the cyclical nature of the lodging industry. Accordingly, no provision or benefit for deferred income taxes is reflected in the accompanying consolidated statements of operations. At December 31, 2016, our TRSs had net operating loss carryforwards for federal income tax purposes of $254.8 million, which are available to offset future taxable income, if any, and do not begin to expire until 2024.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes — (continued)
The following table reconciles REIT GAAP net income (loss) to taxable income (loss) (in thousands):

	Year Ended December 31,
	2016	2015	2014
GAAP net income (loss) from REIT operations	$(21,332)	$(21,838)	$68,796
Book/tax differences, net:
Dividend income from TRS	25,650	24,809	—
Depreciation and amortization(a)	19,582	3,937	1,831
Noncontrolling interests	(93)	(400)	329
Gain/loss differences from dispositions	(16,572)	18,335	(99,946)
Impairment loss not deductible for tax	26,459	20,861	—
Conversion costs	(3,233)	(3,233)	(3,233)
Other	(446)	1,505	(1,674)
Tax income (loss)(b)	$30,015	$43,976	$(33,897)

(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.

(b)	The dividend distribution requirement is 90% of any taxable income (net of capital gains). For 2016 and 2015, our distributions were in excess of 100% of taxable income.
At December 31, 2016, FelCor had net operating loss carryforwards for federal income tax purposes of $534.2 million, which it expects to use to offset future distribution requirements.
For income tax purposes, dividends paid consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends paid per share were characterized, in accordance with the requirements under the Internal Revenue Code, as follows:

	2016			2015			2014
	Amount		%	Amount		%	Amount		%
Preferred Stock – Series A
Capital gains	$—		—	$1.23		63.08	$—		—
Dividend income	1.03		52.82	0.72		36.92	—		—
Non-dividend distribution	0.92		47.18	—		—	1.95		100.00
	$1.95	(a)	100.00	$1.95	(b)	100.00	$1.95	(c)	100.00
Preferred Stock – Series C
Capital gains	$—		—	$0.63		63.00	$—		—
Dividend income	—		—	0.37		37.00	—		—
Non-dividend distribution	—		—	—		—	2.00		100.00
	$—		—	$1.00	(b)	100.00	$2.00	(c)	100.00
Common Stock
Capital gains	$—		—	$—		—	$—		—
Dividend income	—		—	—		—	—		—
Non-dividend distribution	0.24		100.00	0.16		100.00	0.08		100.00
	$0.24	(a)	100.00	$0.16	(b)	100.00	$0.08	(c)	100.00

(a)	Fourth quarter 2015 preferred and common distributions were paid January 29, 2016, and were treated as 2016 distributions for tax purposes.

(b)	Fourth quarter 2014 preferred and common distributions were paid January 29, 2015, and were treated as 2015 distributions for tax purposes.

(c)	Fourth quarter 2013 preferred and common distributions were paid January 30, 2014, and were treated as 2014 distributions for tax purposes.

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

At December 31, 2016, we had 610,183 limited partnership units outstanding carried at $4.9 million. We base the value of these outstanding units on the closing price of FelCor’s common stock at December 31, 2016 ($8.01/share).

Changes in redeemable noncontrolling interests (or redeemable units) are shown below (in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$4,464	$6,616
Conversion of units	(9)	—
Redemption value allocation	673	(1,865)
Distributions paid to unitholders	(147)	(93)
Comprehensive income (loss):
Net loss	(93)	(194)
Balance at end of period	$4,888	$4,464

14.    Hotel Operating Revenue, Departmental Expenses and Other Property-Related Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Room revenue	$661,640	$673,276	$713,213
Food and beverage revenue	155,227	158,531	157,607
Other operating departments	45,951	46,564	47,161
Total hotel operating revenue	$862,818	$878,371	$917,981

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Hotel Operating Revenue, Departmental Expenses and Other Property-Related Operating Costs — (continued)

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Room	$171,883	$172,252	$188,465
Food and beverage	119,047	123,384	121,201
Other operating departments	15,120	17,505	22,210
Total hotel departmental expenses	$306,050	$313,141	$331,876

Other property-related costs from continuing operations were comprised of the following amounts (in thousands):

	Year Ended December 31,
	2016	2015	2014
Hotel general and administrative expense	$78,329	$78,233	$79,420
Marketing	70,978	76,548	77,939
Repair and maintenance	36,381	39,091	43,886
Utilities	26,492	29,674	36,925
Total other property-related costs	$212,180	$223,546	$238,170

In March 2013, we rebranded and transitioned management at eight hotels located in strategic markets to Wyndham brands. Wyndham’s parent guaranteed a minimum level of net operating income for each year of the initial 10-year term, subject to an aggregate $100 million limit over the term (of which we have received or accrued $16.1 million through 2016) and an annual $21.5 million limit. Amounts recorded under the guaranty are accounted for, to the extent available, as a reduction in contractual management and other fees paid and payable to Wyndham. Any amounts in excess of those fees will be recorded as revenue when earned. For the years ended December 31, 2016, 2015, and 2014, we have recorded $5.3 million, $1.4 million, and $1.3 million, respectively, for the guaranty as a reduction of Wyndham’s contractual management and other fees.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following
(in thousands):

	Year Ended December 31,
	2016	2015	2014
Hotel lease expense(a)	$4,896	$7,107	$31,635
Land lease expense(b)	14,220	15,458	12,338
Real estate and other taxes	30,556	29,469	31,113
Property insurance, general liability insurance and other	7,645	7,173	9,180
Total taxes, insurance and lease expense	$57,317	$59,207	$84,266

(a)
We record hotel lease expense for the consolidated operating lessees of hotels owned by unconsolidated entities and partially offset this expense through noncontrolling interests in other partnerships (generally 49%). We record our 50% share of the corresponding lease income through equity in income from unconsolidated entities. Hotel lease expense includes percentage rent of $1.7 million, $3.4 million and $17.3 million for the years ended December 31, 2016, 2015, and 2014, respectively, and reflects a decrease attributable to the unwinding of our 10-hotel unconsolidated joint ventures in July 2014.

(b)	We include in land lease expense percentage rent of $5.8 million, $5.7 million and $4.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

16.    Land Leases and Hotel Rent

We lease land occupied by certain hotels from third parties under various operating leases that expire through 2090. Certain land leases contain contingent rent features based on gross revenue at the respective hotels. In addition, we recognize rent expense for one hotel that is owned by an unconsolidated entity and is leased to our consolidated lessee. These leases require the payment of base rents and contingent rent based on revenues at the respective hotels. Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2016, were as follows (in thousands):

Year
2017	$8,463
2018	7,807
2019	5,808
2020	5,819
2021	5,830
2022 and thereafter	203,532
$237,259

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Income (Loss) Per Share/Unit

The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):

FelCor Income (Loss) Per Share

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss) attributable to FelCor	$3,498	$(8,865)	$92,099
Discontinued operations attributable to FelCor	3,118	(674)	359
Income (loss) from continuing operations attributable to FelCor	6,616	(9,539)	92,458
Less: Preferred dividends	(25,115)	(30,138)	(38,712)
Less: Redemption of preferred stock	—	(6,096)	—
Less: Dividends declared on unvested restricted stock	(129)	(56)	(8)
Less: Undistributed earnings allocated to unvested restricted stock	—	—	(20)
Numerator for continuing operations attributable to FelCor common stockholders	(18,628)	(45,829)	53,718
Discontinued operations attributable to FelCor	(3,118)	674	(359)
Numerator for basic and diluted income (loss) attributable to FelCor common stockholders	$(21,746)	$(45,155)	$53,359
Denominator:
Denominator for basic income (loss) per share	138,128	137,730	124,158
FelCor restricted stock units, less shares assumed purchased at market	—	—	734
Denominator for diluted income (loss) per share	138,128	137,730	124,892
Basic and diluted income (loss) per share data:
Income (loss) from continuing operations	$(0.13)	$(0.33)	$0.43
Discontinued operations	$(0.02)	$—	$—
Net income (loss)	$(0.16)	$(0.33)	$0.43

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Income (Loss) Per Share/Unit — (continued)

FelCor LP Income (Loss) Per Unit

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss) attributable to FelCor LP	$3,405	$(9,059)	$92,236
Discontinued operations attributable to FelCor LP	3,131	(677)	360
Income (loss) from continuing operations attributable to FelCor LP	6,536	(9,736)	92,596
Less: Preferred distributions	(25,115)	(30,138)	(38,712)
Less: Redemption of preferred units	—	(6,096)	—
Less: Distributions declared on FelCor unvested restricted stock	(129)	(56)	(8)
Less: Undistributed earnings allocated to FelCor unvested restricted stock	—	—	(20)
Numerator for continuing operations attributable to FelCor LP common unitholders	(18,708)	(46,026)	53,856
Discontinued operations attributable to FelCor LP	(3,131)	677	(360)
Numerator for basic and diluted income (loss) attributable to FelCor LP common unitholders	$(21,839)	$(45,349)	$53,496
Denominator:
Denominator for basic income (loss) per unit	138,739	138,341	124,772
FelCor restricted stock units, less shares assumed purchased at market	—	—	739
Denominator for diluted income (loss) per unit	138,739	138,341	125,511
Basic and diluted income (loss) per unit data:
Income (loss) from continuing operations	$(0.13)	$(0.33)	$0.43
Discontinued operations	$(0.02)	$—	$—
Net income (loss)	$(0.16)	$(0.33)	$0.43

The income (loss) from continuing operations attributable to FelCor/FelCor LP share/unit in the above calculations includes the net gain on sale of hotels attributable to FelCor/FelCor LP.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Income (Loss) Per Share/Unit — (continued)

Securities that could potentially dilute earnings per share/unit in the future that were not included in the computation of diluted income (loss) per share/unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	Year Ended December 31,
	2016	2015	2014
Series A convertible preferred shares/units	9,984	9,984	9,984
FelCor restricted stock units, less shares assumed purchased at the market	155	488	—

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $25.1 million for all periods presented.

We grant our executive officers restricted stock units each year, which provides them with the potential to earn shares of our common stock. We amortize the fixed cost of these grants over the vesting period. We calculate the potential dilutive impact of these awards on our earnings per share using the treasury stock method.

18.    Commitments and Contingencies

Our property insurance has a $100,000 “all-risk” deductible and a 5% deductible (insured value) for named windstorm coverage and for California earthquake coverage. Substantial uninsured or not fully insured losses would have a material adverse impact on our operating results, cash flows and financial condition. Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 32 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

Our hotels are operated under various management agreements that call for minimum base management fees, which generally range from 2 to 3% of total revenue, with the exception of our IHG-managed hotel, where base management fees are 2% of total revenue plus 5% of room revenue. Most of our management agreements also provide for incentive management fees that are subordinated to our return on investment. In addition, the management agreements generally require us to invest approximately 3 to 5% of revenues for capital expenditures. The management agreements generally have terms from 5 to 20 years and generally have renewal options.

The management agreements governing the operations of 32 of our Consolidated Hotels contain the right and license to operate the hotels under the specified brands. The remaining six Consolidated Hotels operate under franchise or license agreements that are separate from our management agreements. Typically, our franchise or license agreements provide for a license fee, or royalty, of 4 to 5.5% of room revenues. In the event

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Commitments and Contingencies - (continued)

we breach one of these agreements, in addition to losing the right to use the brand name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages (generally equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years).

At December 31, 2016, we have $26.2 million in purchase obligations related to planned renovations at our hotels, most of which we expect to spend in 2017.

One of our consolidated subsidiaries was engaged in a commercial dispute with a third party that related to circumstances that arose prior to December 31, 2014. Under generally accepted accounting principles, we recorded $5.9 million in other expenses in 2014 to establish a provision for our estimate of our maximum exposure for this contingency. We paid the disputed amount in January 2015 but continued asserting our contractual rights. In June 2015, we settled the commercial dispute and recovered $3.7 million (net of legal costs), which we have recorded in other revenue for the year ended December 31, 2015.

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
Because of the rules and regulations governing the pension trust, we have paid $1.1 million to the pension trust during 2016 and expect to continue making such payments, on a quarterly basis, while the dispute is ongoing, subject to an overall contribution limit corresponding to the amount sought by the pension trust. While we aggressively oppose the pension trust’s position, we believe that resolution of this matter may not occur until mid-2018. Accordingly, we have recorded the $1.1 million in payments made in 2016 and accrued for seven more quarterly payments (approximately $2.0 million) that would be made if the dispute remains unresolved until mid-2018 as a loss on the sale of hotels included in discontinued operations (because it primarily relates to hotels sold prior to 2013).
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
There is no other litigation pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of these claims are substantially covered by insurance. We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Supplemental Cash Flow Disclosure
In 2016 and 2014, we allocated $8,600 and $55,700, respectively, of noncontrolling interests to additional paid-in capital with regard to the exchange of 1,279 and 6,080 units, respectively, for common stock.
For the year ended December 31, 2016, our repayment of borrowings consisted of payments on our line of credit of $156.0 million and normal recurring principal payments of $2.7 million.
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

For the years ended December 31, 2016, 2015, and 2014, the changes in accrued expenses and other liabilities related to investment in hotels and hotel development were a decrease of $4.5 million, an increase of $2.7 million, and a decrease of $11.3 million, respectively.

20.    FelCor Stock Based Compensation Plans

FelCor sponsors a restricted stock and stock option plan, or the Plan. FelCor is authorized to issue up to 6,100,000 shares of common stock under the Plan pursuant to awards granted in the form of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. Stock-based grants vest subject to time-based or performance-based vesting. There were 4,085,899 shares available for grant under the Plan at December 31, 2016.

FelCor Restricted Stock and Restricted Stock Units

A summary of the status of FelCor’s restricted stock and restricted stock unit grants as of December 31, 2016, 2015 and 2014, and the changes during these years is presented below:

	2016		2015		2014
	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant
Shares unvested at beginning of the year	1,830,123	$6.79	1,509,519	$5.70	1,270,000	$4.12
Granted:
With up to 5-year pro rata vesting	1,207,926	$6.24	1,116,394	$8.14	1,036,252	$6.70
Forfeited	(396,148)	$6.04	(2,250)	$9.62	(2,250)	$9.62
Vested	(771,508)	$7.72	(793,540)	$6.61	(794,483)	$4.46
Shares unvested at end of the year	1,870,393	$6.21	1,830,123	$6.79	1,509,519	$5.70

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    FelCor Stock Based Compensation Plans - (continued)

Our executive officers were granted market based restricted stock units providing them with the potential to earn common shares based on total stockholder return relative to a group of 10 lodging REIT peers. These awards granted in 2013 through 2015 vest in three increments over four years. Market based awards granted to our executive officers in 2016 cliff vest in three years. Fair value of our market based restricted stock units estimates are based on a Monte Carlo simulation.

The assumptions used in this simulation include the following:

	2016	2015	2014
Annual volatility(a)	45.92%	48.11%	53.78%
Dividend rate(b)	$0.05	$0.04	$0.02
Risk-free rate	0.93%	1.32%	1.13%
(a) Based on share price history.
(b) Based on dividend rate at time of award.

Our executive officers were also granted time-based restricted stock unit awards in 2016 that vest in three equal increments over three years. Other employees have received time-based restricted stock awards that vest in equal increments over three years to five years.

Our executive officers also received financial performance based awards in 2016, however the three-year performance requirement for vesting has not yet been established. As such, these awards do not yet have a grant date and no expense has been recorded for financial statement purposes.

The fixed cost of market and time based grants is amortized over the vesting period. The unearned compensation cost of FelCor’s granted but unvested restricted stock and units was $5.1 million and $6.9 million, as of December 31, 2016 and 2015, respectively. The weighted average period over which the December 31, 2016 cost is to be amortized is approximately one year. Amortization expense for fixed stock compensation related to FelCor’s restricted stock and units was $5.0 million, $5.1 million, and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The restricted stock unit grant also provides that to the extent any of these executive officers earn more shares than allowed under the plan upon vesting of this grant, the excess is settled in cash. To the extent there is excess likely to settle in cash, these awards are accounted for as liability awards, the fair value of which is remeasured at the end of each reporting period. We paid $3.3 million in 2016 and $1.9 million in 2015 for the excess cash settlements for vested awards. The liability accrued for these awards expected to be settled in cash was $1.0 million and $2.6 million as of December 31, 2016 and 2015, respectively. Amortization expense for our variable stock compensation was $450,000, $798,000, and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

21.    Employee Benefits

FelCor offers a 401(k) retirement savings plan and health insurance benefits to its employees. FelCor’s matching contribution to our 401(k) plan totaled approximately $1.0 million during 2016 and 2015 and $948,000 for 2014. Health insurance benefits cost $1.4 million for the year ended December 31, 2016, $1.3 million for 2015, and $1.2 million for 2014.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Employee Benefits — (continued)

During the years ended December 31, 2016 and 2015, we recorded severance charges of $6.9 million (including $2.9 million of equity based charges) and $3.7 million (including $1.4 million of equity based charges), respectively. The charges are included in other expenses and primarily relate to FelCor’s former chief executive officer for 2016 and certain other officers for 2015.

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

The following table sets forth revenues from continuing operations and investment in hotel assets represented by the following geographical areas (in thousands):

	Revenue For the Year Ended December 31,			Investment in Hotel Assets as of December 31,
	2016	2015	2014	2016	2015
California	$293,002	$299,422	$277,458	$312,222	$410,009
Florida	136,789	138,055	135,972	223,362	215,657
Massachusetts	93,037	93,685	85,665	152,462	162,875
New York	72,966	51,649	33,916	431,724	469,489
South Carolina	64,783	63,258	58,398	114,339	112,038
Other states	206,377	240,185	321,792	332,714	359,463
Canada	—	—	8,386	—	—
Total	$866,954	$886,254	$921,587	$1,566,823	$1,729,531

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    Quarterly Operating Results (unaudited)

Our unaudited consolidated quarterly operating data for the years ended December 31, 2016 and 2015 follows (in thousands, except per share/unit data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises is not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in stockholders’ equity (or partners’ capital) and cash flows for a period of several years.
FelCor

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$210,144	$237,906	$222,981	$195,923
Income (loss) from continuing operations	$(4,367)	$14,400	$(9,761)	$730
Discontinued operations	$—	$—	$(3,131)	$—
Net income (loss) attributable to FelCor	$(4,922)	$13,391	$(5,099)	$128
Net income (loss) attributable to FelCor common stockholders	$(11,201)	$7,112	$(11,378)	$(6,150)
Comprehensive income (loss) attributable to FelCor	$(4,922)	$13,391	$(5,099)	$128
Basic and diluted per common share data:
Net income (loss) from continuing operations	$(0.08)	$0.05	$(0.06)	$(0.04)
Discontinued operations	$—	$—	$(0.02)	$—
Net income (loss)	$(0.08)	$0.05	$(0.08)	$(0.04)
Basic weighted average common shares outstanding	139,678	138,182	137,464	137,244
Diluted weighted average common shares outstanding	139,678	138,678	137,464	137,244

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$213,695	$241,103	$225,152	$206,304
Loss from continuing operations	$(4,895)	$(2,614)	$(11,785)	$(4,266)
Discontinued operations	$4	$(83)	$498	$250
Net income (loss) attributable to FelCor	$6,783	$(3,284)	$(8,208)	$(4,156)
Net loss attributable to FelCor common stockholders	$(2,895)	$(17,283)	$(14,487)	$(10,434)
Comprehensive income (loss) attributable to FelCor	$6,783	$(3,284)	$(8,208)	$(4,156)
Basic and diluted per common share data:
Net loss from continuing operations	$(0.02)	$(0.12)	$(0.10)	$(0.07)
Basic weighted average common shares outstanding	124,519	140,322	142,982	142,823
Diluted weighted average common shares outstanding	124,519	140,322	142,982	142,823

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    Quarterly Operating Results (unaudited) – (continued)

FelCor LP

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$210,144	$237,906	$222,981	$195,923
Income (loss) from continuing operations	$(4,367)	$14,400	$(9,761)	$730
Discontinued operations	$—	$—	$(3,131)	$—
Net income (loss) attributable to FelCor LP	$(4,970)	$13,422	$(5,149)	$102
Net income (loss) attributable to FelCor LP common unitholders	$(11,249)	$7,143	$(11,428)	$(6,176)
Comprehensive income (loss) attributable to FelCor LP	$(4,970)	$13,422	$(5,149)	$102
Basic and diluted per common unit data:
Net income (loss) from continuing operations	$(0.08)	$0.05	$(0.06)	$(0.04)
Discontinued operations	$—	$—	$(0.02)	$—
Net income (loss)	$(0.08)	$0.05	$(0.08)	$(0.04)
Basic weighted average common units outstanding	140,289	138,793	138,075	137,854
Diluted weighted average common units outstanding	140,289	139,289	138,075	137,854

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$213,695	$241,103	$225,152	$206,304
Loss from continuing operations	$(4,895)	$(2,614)	$(11,785)	$(4,266)
Discontinued operations	$4	$(83)	$498	$250
Net income (loss) attributable to FelCor LP	$6,769	$(3,359)	$(8,269)	$(4,200)
Net loss attributable to FelCor LP common unitholders	$(2,909)	$(17,358)	$(14,548)	$(10,478)
Comprehensive income (loss) attributable to FelCor LP	$6,769	$(3,359)	$(8,269)	$(4,200)
Basic and diluted per common unit data:
Net loss from continuing operations	$(0.02)	$(0.12)	$(0.10)	$(0.07)
Basic weighted average common units outstanding	125,130	140,933	143,594	143,434
Diluted weighted average common units outstanding	125,130	140,933	143,594	143,434

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
Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted but not before the original effective date (for annual reporting periods beginning after December 15, 2016). The Company expects to adopt this guidance on January 1, 2018, on a modified retrospective basis. Based on the company’s assessment of this standard, it is not expected to have a material effect on the amount of revenue, or the timing of recognizing revenue, from our hotel operations.
In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact our consolidated financial statements as we have certain operating lease arrangements. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. While we are still in the process of evaluating the impact of this new guidance, we do expect that the application of this standard will result in the recording of a right-of-use asset and a related lease liability on our ground leases.
In August 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-18, Restricted Cash, which addresses classification issues related to the statement of cash flows which may impact our classification of cash activity related to restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted.

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP’s Consolidating Financial Information - (continued)

The following tables present consolidating information for the Subsidiary Guarantors.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATING BALANCE SHEET
December 31, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$488,528	$1,078,295	$—	$1,566,823
Equity investment in consolidated entities	1,190,737	—	—	(1,190,737)	—
Investment in unconsolidated entities	2,410	4,800	1,102	—	8,312
Cash and cash equivalents	13,532	29,141	4,644	—	47,317
Restricted cash	—	16,433	3,058	—	19,491
Accounts receivable, net	2,804	33,338	5,938	—	42,080
Deferred expenses, net	—	—	4,527	—	4,527
Other assets	5,634	10,009	2,899	—	18,542
Total assets	$1,215,117	$582,249	$1,100,463	$(1,190,737)	$1,707,092

Debt, net	$985,767	$—	$391,995	$(39,436)	$1,338,326
Distributions payable	14,734	—	124	—	14,858
Accrued expenses and other liabilities	28,431	79,439	8,567	—	116,437

Total liabilities	1,028,932	79,439	400,686	(39,436)	1,469,621

Redeemable units, at redemption value	4,888	—	—	—	4,888

Preferred units	309,337	—	—	—	309,337
Common units	(128,040)	503,765	647,536	(1,151,301)	(128,040)
Total FelCor LP partners’ capital	181,297	503,765	647,536	(1,151,301)	181,297
Noncontrolling interests	—	(955)	8,458	—	7,503
Preferred capital in consolidated joint venture	—	—	43,783	—	43,783
Total partners’ capital	181,297	502,810	699,777	(1,151,301)	232,583
Total liabilities and partners’ capital	$1,215,117	$582,249	$1,100,463	$(1,190,737)	$1,707,092

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATING BALANCE SHEET
December 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$625,835	$1,103,696	$—	$1,729,531
Equity investment in consolidated entities	1,260,779	—	—	(1,260,779)	—
Investment in unconsolidated entities	4,440	3,871	1,264	—	9,575
Cash and cash equivalents	21,219	33,873	4,694	—	59,786
Restricted cash	—	15,442	2,260	—	17,702
Accounts receivable, net	644	25,575	1,917	—	28,136
Deferred expenses, net	—	—	6,390	—	6,390
Other assets	3,587	8,786	2,419	—	14,792
Total assets	$1,290,669	$713,382	$1,122,640	$(1,260,779)	$1,865,912

Debt, net	$984,226	$—	$465,099	$(39,436)	$1,409,889
Distributions payable	15,016	—	124	—	15,140
Accrued expenses and other liabilities	26,810	83,787	14,677	—	125,274

Total liabilities	1,026,052	83,787	479,900	(39,436)	1,550,303

Redeemable units, at redemption value	4,464	—	—	—	4,464

Preferred units	309,337	—	—	—	309,337
Common units	(49,184)	630,412	590,931	(1,221,343)	(49,184)
Total FelCor LP partners’ capital	260,153	630,412	590,931	(1,221,343)	260,153
Noncontrolling interests	—	(817)	8,623	—	7,806
Preferred capital in consolidated joint venture	—	—	43,186	—	43,186
Total partners’ capital	260,153	629,595	642,740	(1,221,343)	311,145
Total liabilities and partners’ capital	$1,290,669	$713,382	$1,122,640	$(1,260,779)	$1,865,912

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$862,818	$—	$—	$862,818
Percentage lease revenue	—	—	134,462	(134,462)	—
Other revenue	210	3,498	428	—	4,136
Total revenue	210	866,316	134,890	(134,462)	866,954

Expenses:
Hotel operating expenses	—	551,165	—	—	551,165
Taxes, insurance and lease expense	149	168,757	22,873	(134,462)	57,317
Corporate expenses	—	14,848	12,189	—	27,037
Depreciation and amortization	261	45,764	68,029	—	114,054
Impairment	—	26,459	—	—	26,459
Other expenses	7,266	4,830	644	—	12,740
Total operating expenses	7,676	811,823	103,735	(134,462)	788,772
Operating income	(7,466)	54,493	31,155	—	78,182
Interest expense, net	(58,265)	30	(19,947)	—	(78,182)
Other gains, net	—	—	342	—	342
Income before equity in income from unconsolidated entities	(65,731)	54,523	11,550	—	342
Equity in income from consolidated entities	69,540	—	—	(69,540)	—
Equity in income from unconsolidated entities	1,781	(202)	(46)	—	1,533
Income from continuing operations before income tax expense	5,590	54,321	11,504	(69,540)	1,875
Income tax expense	559	(1,586)	154	—	(873)
Income from continuing operations	6,149	52,735	11,658	(69,540)	1,002
Loss from discontinued operations	(3,131)	—	—	—	(3,131)
Loss before gain on sale of hotels	3,018	52,735	11,658	(69,540)	(2,129)
Gain on sale of hotels, net	387	6,450	(515)	—	6,322
Net income	3,405	59,185	11,143	(69,540)	4,193
Loss attributable to noncontrolling interests	—	520	153	—	673
Preferred distributions - consolidated joint venture	—	—	(1,461)	—	(1,461)
Net income attributable to FelCor LP	3,405	59,705	9,835	(69,540)	3,405
Preferred distributions	(25,115)	—	—	—	(25,115)
Net loss attributable to FelCor LP common unitholders	$(21,710)	$59,705	$9,835	$(69,540)	$(21,710)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$878,371	$—	$—	$878,371
Percentage lease revenue	—	—	126,867	(126,867)	—
Other revenue	143	7,288	452	—	7,883
Total revenue	143	885,659	127,319	(126,867)	886,254

Expenses:
Hotel operating expenses	—	572,259	—	—	572,259
Taxes, insurance and lease expense	490	163,727	21,857	(126,867)	59,207
Corporate expenses	—	15,022	12,261	—	27,283
Depreciation and amortization	188	49,589	64,675	—	114,452
Impairment	—	20,861	—	—	20,861
Other expenses	3,995	7,451	1,033	—	12,479
Total operating expenses	4,673	828,909	99,826	(126,867)	806,541
Operating income	(4,530)	56,750	27,493	—	79,713
Interest expense, net	(57,062)	11	(22,067)	—	(79,118)
Debt extinguishment	(28,459)	—	(2,450)	—	(30,909)
Other gains, net	—	—	166	—	166
Loss before equity in income from unconsolidated entities	(90,051)	56,761	3,142	—	(30,148)
Equity in income from consolidated entities	73,274	—	—	(73,274)	—
Equity in income from unconsolidated entities	8,368	(489)	(46)	—	7,833
Loss from continuing operations before income tax expense	(8,409)	56,272	3,096	(73,274)	(22,315)
Income tax expense	(252)	(993)	—	—	(1,245)
Loss from continuing operations	(8,661)	55,279	3,096	(73,274)	(23,560)
Income from discontinued operations	—	11	658	—	669
Loss before gain on sale of hotels	(8,661)	55,290	3,754	(73,274)	(22,891)
Gain on sale of hotels, net	(398)	(17)	19,841	—	19,426
Net loss	(9,059)	55,273	23,595	(73,274)	(3,465)
Income attributable to noncontrolling interests	—	769	(4,926)	—	(4,157)
Preferred distributions - consolidated joint venture	—	—	(1,437)	—	(1,437)
Net loss attributable to FelCor LP	(9,059)	56,042	17,232	(73,274)	(9,059)
Preferred distributions	(30,138)	—	—	—	(30,138)
Redemption of preferred units	(6,096)	—	—	—	(6,096)
Net loss attributable to FelCor LP common unitholders	$(45,293)	$56,042	$17,232	$(73,274)	$(45,293)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$917,981	$—	$—	$917,981
Percentage lease revenue	4,181	—	92,936	(97,117)	—
Other revenue	6	3,143	457	—	3,606
Total revenue	4,187	921,124	93,393	(97,117)	921,587
Expenses:
Hotel operating expenses	—	606,113	—	—	606,113
Taxes, insurance and lease expense	1,267	159,600	20,516	(97,117)	84,266
Corporate expenses	427	16,743	12,415	—	29,585
Depreciation and amortization	2,717	55,832	57,270	—	115,819
Other expenses	178	12,330	5,444	—	17,952
Total operating expenses	4,589	850,618	95,645	(97,117)	853,735
Operating income	(402)	70,506	(2,252)	—	67,852
Interest expense, net	(71,024)	6	(19,677)	—	(90,695)
Debt extinguishment	(3,823)	—	(947)	—	(4,770)
Gain on sale of investment in unconsolidated entities, net	30,176	—	—	—	30,176
Gain from remeasurement of unconsolidated entities, net	20,737	—	—	—	20,737
Other gains, net	—	100	—	—	100
Income before equity in income from unconsolidated entities	(24,336)	70,612	(22,876)	—	23,400
Equity in income from consolidated entities	113,267	—	—	(113,267)	—
Equity in income from unconsolidated entities	4,682	374	(46)	—	5,010
Income from continuing operations before income tax expense	93,613	70,986	(22,922)	(113,267)	28,410
Income tax expense	(134)	(526)	—	—	(660)
Income from continuing operations	93,479	70,460	(22,922)	(113,267)	27,750
Loss from discontinued operations	—	(146)	(214)	—	(360)
Income before gain on sale of hotels	93,479	70,314	(23,136)	(113,267)	27,390
Gain on sale of hotels, net	(1,243)	(244)	68,249	—	66,762
Net income	92,236	70,070	45,113	(113,267)	94,152
Income attributable to noncontrolling interests	—	339	(1,036)	—	(697)
Preferred distributions - consolidated joint venture	—	—	(1,219)	—	(1,219)
Net income attributable to FelCor LP	92,236	70,409	42,858	(113,267)	92,236
Preferred distributions	(38,712)	—	—	—	(38,712)
Net income attributable to FelCor LP common unitholders	$53,524	$70,409	$42,858	$(113,267)	$53,524

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income and comprehensive income	$3,405	$59,185	$11,143	$(69,540)	$4,193
Comprehensive loss attributable to noncontrolling interests	—	520	153	—	673
Preferred distributions - consolidated joint venture	—	—	(1,461)	—	(1,461)
Comprehensive income attributable to FelCor LP	$3,405	$59,705	$9,835	$(69,540)	$3,405

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss and comprehensive loss	$(9,059)	$55,273	$23,595	$(73,274)	$(3,465)
Comprehensive income attributable to noncontrolling interests	—	769	(4,926)	—	(4,157)
Preferred distributions - consolidated joint venture	—	—	(1,437)	—	(1,437)
Comprehensive loss attributable to FelCor LP	$(9,059)	$56,042	$17,232	$(73,274)	$(9,059)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$92,236	$70,070	$45,113	$(113,267)	$94,152
Foreign currency translation adjustment	(490)	—	(490)	490	(490)
Reclassification of foreign currency translation to gain	(24,553)	—	(24,553)	24,553	(24,553)
Comprehensive income	67,193	70,070	20,070	(88,224)	69,109
Comprehensive income attributable to noncontrolling interests	—	339	(1,036)	—	(697)
Preferred distributions - consolidated joint venture	—	—	(1,219)	—	(1,219)
Comprehensive income attributable to FelCor LP	$67,193	$70,409	$17,815	$(88,224)	$67,193

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(65,416)	$115,577	$84,759	$—	$134,920
Investing activities:
Acquisition of land	—	—	(8,226)	—	(8,226)
Improvements and additions to hotels	(11)	(31,309)	(42,944)	—	(74,264)
Net proceeds from asset dispositions	(1,433)	102,726	(323)	—	100,970
Insurance proceeds	—	—	341	—	341
Change in restricted cash	—	(992)	(797)	—	(1,789)
Distributions from unconsolidated entities	1,586	—	—	—	1,586
Intercompany financing	149,667	—	—	(149,667)	—
Cash flows from investing activities	149,809	70,425	(51,949)	(149,667)	18,618
Financing activities:
Proceeds from borrowings	—	—	85,000	—	85,000
Repayment of borrowings	—	—	(158,662)	—	(158,662)
Payment of deferred financing costs	—	—	(12)	—	(12)
Distributions paid to noncontrolling interests	—	(14)	(2)	—	(16)
Contributions from noncontrolling interests	—	397	239	—	636
Net proceeds from issuance of preferred equity-consolidated joint venture	—	—	597	—	597
Repurchase of common stock	(30,462)	—	—	—	(30,462)
Distributions paid to preferred unitholders	(25,115)	—	—	—	(25,115)
Distributions paid to common unitholders	(33,606)	—	—	—	(33,606)
Intercompany financing	—	(191,117)	41,450	149,667	—
Other	(2,897)	—	(1,461)	—	(4,358)
Cash flows used in financing activities	(92,080)	(190,734)	(32,851)	149,667	(165,998)
Effect of exchange rate changes on cash	—	—	(9)	—	(9)
Change in cash and cash equivalents	(7,687)	(4,732)	(50)	—	(12,469)
Cash and cash equivalents at beginning of period	21,219	33,873	4,694	—	59,786
Cash and cash equivalents at end of period	$13,532	$29,141	$4,644	$—	$47,317

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(54,129)	$123,302	$77,490	$—	$146,663
Investing activities:
Improvements and additions to hotels	242	(42,039)	(6,639)	—	(48,436)
Hotel development	—	—	(33,525)	—	(33,525)
Net proceeds from asset dispositions	(569)	(669)	189,187	—	187,949
Insurance proceeds	274	—	203	—	477
Distributions from unconsolidated entities	6,517	800	—	—	7,317
Contributions to unconsolidated entities	(15)	—	—	—	(15)
Change in restricted cash - investing	—	(3,243)	6,037	—	2,794
Intercompany financing	184,776	—	—	(184,776)	—
Cash flows from investing activities	191,225	(45,151)	155,263	(184,776)	116,561
Financing activities:
Proceeds from borrowings	475,000	—	550,438	—	1,025,438
Repayment of borrowings	(545,453)	—	(658,356)	—	(1,203,809)
Payment of deferred financing costs	(8,505)	—	(6,447)	—	(14,952)
Distributions paid to noncontrolling interests	—	(444)	(17,151)	—	(17,595)
Contributions from noncontrolling interests	—	548	2,261	—	2,809
Redemption of preferred units	(169,986)	—	—	—	(169,986)
Repurchase of common stock	(14,362)	—	—	—	(14,362)
Net proceeds from issuance of preferred equity-consolidated joint venture	—	—	1,744	—	1,744
Distributions paid to preferred unitholders	(32,404)	—	—	—	(32,404)
Distributions paid to common unitholders	(22,385)	—	—	—	(22,385)
Net proceeds from common unit issuance	198,648	—	—	—	198,648
Intercompany financing	—	(76,697)	(108,079)	184,776	—
Other	(2,147)	—	(1,431)	—	(3,578)
Cash flows used in financing activities	(121,594)	(76,593)	(237,021)	184,776	(250,432)
Effect of exchange rate changes on cash	—	—	(153)	—	(153)
Change in cash and cash equivalents	15,502	1,558	(4,421)	—	12,639
Cash and cash equivalents at beginning of period	5,717	32,315	9,115	—	47,147
Cash and cash equivalents at end of period	$21,219	$33,873	$4,694	$—	$59,786

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(62,837)	$130,359	$40,362	$—	$107,884
Investing activities:
Improvements and additions to hotels	(135)	(46,765)	(36,764)	—	(83,664)
Hotel development	—	—	(86,565)	—	(86,565)
Net proceeds from asset dispositions	6,488	(55)	157,185	—	163,618
Proceeds from unconsolidated joint venture transaction	3,154	—	878	—	4,032
Change in restricted cash - investing	—	(3,571)	60,302	—	56,731
Insurance proceeds	—	—	521	—	521
Distributions from unconsolidated entities	7,472	5,356	—	—	12,828
Contributions to unconsolidated entities	(7)	—	—	—	(7)
Intercompany financing	334,905	—	—	(334,905)	—
Cash flows from investing activities	351,877	(45,035)	95,557	(334,905)	67,494
Financing activities:
Proceeds from borrowings	—	—	473,062	—	473,062
Repayment of borrowings	(236,745)	—	(386,361)	—	(623,106)
Payment of deferred financing costs	(4)	—	(3,211)	—	(3,215)
Acquisition of noncontrolling interests	—	—	(5,850)	—	(5,850)
Net proceeds from issuance of preferred equity-consolidated joint venture	—	—	41,442	—	41,442
Distributions paid to preferred unitholders	(38,712)	—	—	—	(38,712)
Distributions paid to common unitholders	(9,981)	—	—	—	(9,981)
Distributions paid to noncontrolling interests	—	(850)	(8,746)	—	(9,596)
Contributions from noncontrolling interests	—	1,265	5,110	—	6,375
Intercompany financing	—	(86,470)	(248,435)	334,905	—
Other	(3,108)	—	(1,102)	—	(4,210)
Cash flows used in financing activities	(288,550)	(86,055)	(134,091)	334,905	(173,791)
Effect of exchange rate changes on cash	—	(71)	(14)	—	(85)
Change in cash and cash equivalents	490	(802)	1,814	—	1,502
Cash and cash equivalents at beginning of period	5,227	33,117	7,301	—	45,645
Cash and cash equivalents at end of period	$5,717	$32,315	$9,115	$—	$47,147

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
as of December 31, 2016
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed(*)
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Birmingham, AL (a)	$22,760	$2,843	$29,286	$—	$4,759	$2,843	$34,045	$36,888	$17,433	1987	1/3/1996	15 - 40 Yrs
Phoenix - Biltmore, AZ (a)	—	4,694	38,998	—	4,981	4,694	43,979	48,673	22,385	1985	1/3/1996	15 - 40 Yrs
Los Angeles – International Airport – South, CA (a)	14,089	2,660	17,997	—	6,609	2,660	24,606	27,266	11,787	1985	3/27/1996	15 - 40 Yrs
Milpitas – Silicon Valley, CA (a)	(k)	4,021	23,677	—	4,928	4,021	28,605	32,626	14,440	1987	1/3/1996	15 - 40 Yrs
Napa Valley, CA (a)	26,639	2,218	14,205	—	6,933	2,218	21,138	23,356	9,791	1985	5/8/1996	15 - 40 Yrs
Oxnard - Mandalay Beach – Hotel & Resort, CA (a)	—	2,930	22,125	—	11,473	2,930	33,598	36,528	16,466	1986	5/8/1996	15 - 40 Yrs
San Diego Bayside, CA (j)	—	(l)	68,229	—	13,535	—	81,764	81,764	49,340	1965	7/28/1998	15 - 40 Yrs
San Francisco – Airport/Waterfront, CA (a)	—	(m)	39,929	—	8,556	—	48,485	48,485	23,213	1986	11/6/1995	15 - 40 Yrs
San Francisco – Airport/South San Francisco, CA (a)	(k)	3,418	31,737	—	5,805	3,418	37,542	40,960	18,967	1988	1/3/1996	15 - 40 Yrs
San Francisco - Fisherman’s Wharf, CA (e)	—	(n)	61,883	—	18,681	—	80,564	80,564	40,629	1970	7/28/1998	15 - 40 Yrs
San Francisco –Union Square, CA (f)	28,881	8,466	73,684	(434)	54,504	8,032	128,188	136,220	54,995	1970	7/28/1998	15 - 40 Yrs
Santa Monica Beach – at the Pier, CA (j)	9,746	10,200	16,580	—	1,917	10,200	18,497	28,697	5,697	1967	3/11/2004	15 - 40 Yrs
Deerfield Beach – Resort & Spa, FL (a)	30,184	4,523	29,443	68	7,357	4,591	36,800	41,391	18,715	1987	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – 17th Street, FL (a)	34,117	5,329	47,850	(163)	7,700	5,166	55,550	60,716	28,498	1986	1/3/1996	15 - 40 Yrs
Miami – International Airport, FL (a)	—	4,135	24,950	—	7,441	4,135	32,391	36,526	16,470	1983	1/3/1996	15 - 40 Yrs
Orlando – International Drive South/Convention, FL (a)	(k)	1,632	13,870	—	5,876	1,632	19,746	21,378	9,879	1985	7/28/1994	15 - 40 Yrs
Orlando – Walt Disney World Resort, FL (c)	—	(o)	28,092	—	3,978	—	32,070	32,070	22,536	1987	7/28/1997	15 - 40 Yrs
St. Petersburg – Vinoy Resort & Golf Club, FL (d)	20,528	(p)	100,823	—	11,687	—	112,510	112,510	27,440	1925	12/16/2007	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED and FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2016
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed(*)
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Atlanta – Buckhead, GA (a)	(k)	7,303	38,996	(300)	4,722	7,003	43,718	50,721	21,363	1988	10/17/1996	15 - 40 Yrs
New Orleans – French Quarter, LA (j)	—	(q)	50,732	—	11,671	—	62,403	62,403	26,187	1969	7/28/1998	15 - 40 Yrs
Boston – at Beacon Hill, MA (j)	—	(r)	45,192	—	6,622	—	51,814	51,814	33,114	1968	7/28/1998	15 - 40 Yrs
Boston – Copley Plaza, MA (h)	24,014	27,600	62,500	—	15,086	27,600	77,586	105,186	12,863	1912	8/18/2010	15 - 40 Yrs
Boston – Marlborough, MA (a)	(k)	948	8,143	761	16,399	1,709	24,542	26,251	11,719	1988	6/30/1995	15 - 40 Yrs
Minneapolis – Airport, MN (a)	36,594	5,417	36,508	24	3,205	5,441	39,713	45,154	20,539	1986	11/6/1995	15 - 40 Yrs
New York - Morgans (i)	—	16,200	29,872	—	2,916	16,200	32,788	48,988	4,349	1984	5/23/2011	15 - 40 Yrs
New York - Royalton (i)	—	32,500	48,423	—	3,839	32,500	52,262	84,762	7,327	1988	5/23/2011	15 - 40 Yrs
New York - The Knickerbocker(u)	85,000	85,400	213,941	—	1,741	85,400	215,682	301,082	8,463	2015	12/6/2011	15 - 40 Yrs
Philadelphia – Historic District, PA (j)	—	3,164	27,535	7	7,741	3,171	35,276	38,447	15,871	1972	7/28/1998	15 - 40 Yrs
Philadelphia – Society Hill, PA (b)	(k)	4,542	45,121	—	10,553	4,542	55,674	60,216	26,430	1986	10/1/1997	15 - 40 Yrs
Pittsburgh – at University Center (Oakland), PA (j)	—	(s)	25,031	—	3,265	—	28,296	28,296	12,828	1988	11/1/1998	15 - 40 Yrs
Charleston – Mills House, SC (j)	12,352	3,251	28,295	7	8,666	3,258	36,961	40,219	15,910	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach – Oceanfront Resort, SC (a)	—	2,940	24,988	—	13,268	2,940	38,256	41,196	16,875	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (g)	(k)	9,000	19,844	6	32,688	9,006	52,532	61,538	20,435	1974	7/23/2002	15 - 40 Yrs
Austin, TX (c)	9,389	2,508	21,908	—	5,067	2,508	26,975	29,483	13,118	1987	3/20/1997	15 - 40 Yrs
Dallas – Love Field, TX (a)	(k)	1,934	16,674	—	6,751	1,934	23,425	25,359	11,328	1986	3/29/1995	15 - 40 Yrs
Houston - Medical Center, TX (j)	—	(t)	22,027	8,226	6,914	8,226	28,941	37,167	12,468	1984	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (b)	(k)	3,136	27,283	(2)	8,297	3,134	35,580	38,714	15,335	1967	12/4/1997	15 - 40 Yrs
Total hotels	$354,293	$262,912	$1,476,371	$8,200	$356,131	$271,112	$1,832,502	$2,103,614	$715,203
Other properties (less than 5% of total)	$—	$550	$3,686	$—	$267	$550	$3,953	$4,503	$1,173
Total	$354,293	$263,462	$1,480,057	$8,200	$356,398	$271,662	$1,836,455	$2,108,117	$716,376

FELCOR LODGING TRUST INCORPORATED AND
FELCOR LODGING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2016
(in thousands)

(a)    Embassy Suites Hotel
(b)    Sheraton
(c)    DoubleTree by Hilton
(d)    Renaissance
(e)    Holiday Inn
(f)    Marriott
(g)    Hilton
(h)    Fairmont
(i)    Morgans Hotel Group
(j)    Wyndham
(k)    This hotel is mortgaged to secure repayment of our 5.625% senior notes due in 2023.
(l)    This hotel is subject to a ground lease which expires October 2029.*
(m)    This hotel is subject to a ground lease which expires April 2059.*
(n)    This hotel is subject to ground leases which expire October 2018.*
(o)    This hotel is subject to a ground lease which expires March 2032.*

(p)	This hotel is subject to ground leases, including the golf course, which expire February 2090 and a lease on the marina which expires September 2088.*
(q)    This hotel is subject to a ground lease which expires October 2065.*
(r)    This hotel is subject to a ground lease which expires November 2028.*
(s)    This hotel is subject to a ground lease which expires October 2038.*

(t)	We previously leased the land for this property. In the third quarter of 2016, we acquired the land for $8.2 million (including closing costs).
(u)    Development on this hotel was completed in 2015.

* For those hotels subject to ground leases, depreciation expense is based on the shorter of the lease term or estimated useful life of the assets.

FELCOR LODGING TRUST INCORPORATED AND
FELCOR LODGING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2016
(in thousands)

	Year ended December 31,
	2016	2015	2014
Reconciliation of Land and Buildings and Improvements:
Balance at beginning of period	$2,229,492	$2,062,289	$2,175,100
Additions during period:
Completed hotel development	—	299,341	—
Acquisitions from joint venture transaction	—	—	108,901
Purchase of land	8,226	—	—
Improvements	20,973	15,324	21,167
Deductions during period:
Disposition of properties and other	(150,574)	(147,462)	(242,879)
Balance at end of period before impairment charges	2,108,117	2,229,492	2,062,289
Cumulative impairment charges on real estate assets owned at end of period	(75,227)	(76,008)	(65,277)
Balance at end of period	$2,032,890	$2,153,484	$1,997,012
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$697,386	$661,758	$698,146
Additions during period:
Depreciation for the period	57,044	57,022	56,564
Deductions during period:
Disposition of properties and other	(38,054)	(21,394)	(92,952)
Balance at end of period	$716,376	$697,386	$661,758

The aggregate cost of real estate for federal income tax purposes is approximately $2.0 billion at December 31, 2016.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures (FelCor Lodging Trust Incorporated)

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Interim Senior Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Interim Senior Executive Officer and Chief Financial Officer have concluded, as of the Evaluation Date, that these disclosure controls and procedures were effective, such that the information relating to FelCor required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Interim Senior Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for FelCor Lodging Trust Incorporated. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in Item 8 of this report.

Controls and Procedures (FelCor LP)

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of FelCor’s management, including its Interim Senior Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report (the

“Evaluation Date”). Based on this evaluation, FelCor’s Interim Senior Executive Officer and Chief Financial Officer have concluded, as of the Evaluation Date, that these disclosure controls and procedures were effective, such that the information relating to FelCor LP required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to FelCor’s management, including its Interim Senior Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in FelCor LP’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

FelCor’s management is responsible for establishing and maintaining adequate internal control over financial reporting for FelCor LP. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

FelCor’s management assessed the effectiveness of FelCor LP’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment, FelCor’s management concluded that, as of December 31, 2016, FelCor LP’s internal control over financial reporting is effective, based on those criteria.

The effectiveness of FelCor LP’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in Item 8 of this report.

PART III

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, or in Item 5 of this report, and is incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Column(s) have been removed from this table.

Exhibit Number	Description of Exhibit

3.1
Articles of Amendment and Restatement dated May 19, 2015, amending and restating the Charter of FelCor Lodging Trust Incorporated (“FelCor”) (filed as Exhibit 3.1 to FelCor’s Form 8-K, dated May 20, 2015, and incorporated herein by reference).

3.1.1	Articles Supplementary filed May 19, 2015 (filed as Exhibit 3.2 to FelCor’s Form 8‑K, dated May 20, 2015, and incorporated herein by reference).

3.1.2	Articles Supplementary filed December 15, 2015 (filed as Exhibit 3.1 to FelCor’s Form 8-K, dated December 15, 2015, and incorporated herein by reference).

3.2	Bylaws of FelCor restated through October 27, 2016 (filed as Exhibit 3.2 to FelCor’s Form 8-K, dated October 27, 2016, and incorporated herein by reference).

4.1	Form of Share Certificate for Common Stock (filed as Exhibit 4.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

4.2	Form of Share Certificate for $1.95 Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.4 to FelCor’s Form 8-K, dated May 1, 1996, and incorporated herein by reference).

4.3
Indenture, dated as of December 17, 2012, between FelCor Lodging Limited Partnership (“FelCor LP”), FelCor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, collateral agent, registrar and paying agent (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

4.3.1
First Supplemental Indenture, dated as of January 7, 2013, by and among FelCor, FelCor LP, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated January 7, 2013, and incorporated herein by reference).

4.4
Registration Rights Agreement, dated December 17, 2012, among FelCor LP, FelCor, the subsidiary guarantors named therein, and J.P. Morgan Securities LLC (filed as Exhibit 4.2 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

4.5
Indenture, dated as of May 21, 2015, between FelCor LP, FelCor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, registrar and paying agent (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated May 22, 2015, and incorporated herein by reference).

4.6
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

10.2
Employment Agreement, dated as of February 10, 2017, by and between FelCor and Steven R. Goldman (filed as Exhibit 10.1 to the FelCor’s Form 8-K, dated February 16, 2017, and incorporated herein by reference).

10.2.1
Change in Control and Severance Agreement dated as of February 10, 2017, by and between FelCor and Steven R. Goldman (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated February 16, 2017, and incorporated herein by reference).

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

10.3.2
Retirement, Severance and Release Agreement, dated as of September 16, 2016, by and between FelCor and Richard A. Smith (filed as Exhibit 10.3 to FelCor’s Form 8-K, dated September 19, 2016, and incorporated herein by reference).

10.4
Form of 2007 Change in Control and Severance Agreement between FelCor and each of Michael Hughes, Thomas Hendrick, Troy Pentecost, Jon Yellen and Tom Corcoran (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated October 23, 2007, and incorporated herein by reference).

10.4.1	Amendment to Change in Control and Severance Agreement dated October 29, 2015 between FelCor and Tom Corcoran.

10.5	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.6
FelCor’s 2005 Restricted Stock and Stock Option Plan (as amended through October 29, 2012) (filed as Exhibit 10.1 to FelCor’s Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.7	Form of Performance Equity Grant Agreement (filed as Exhibit 10.2 to FelCor’s Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.8	2014 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated October 27, 2016, and incorporated herein by reference).

10.9	Form of Equity Grant Agreement (Time Vesting) (filed as Exhibit 10.2 to Felcor’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference).

10.10	Form of Performance Equity Grant Agreement (Market Performance). (filed as Exhibit 10.3 to Felcor’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference).

10.11	Form of Performance Equity Grant Agreement (Financial Performance) (filed as Exhibit 10.4 to Felcor’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference).

10.12	Form of Restricted Stock Award (filed as Exhibit 10.5 to Felcor’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference).

10.13	General Terms and Conditions Applicable to Restricted Stock Awards (filed as Exhibit 10.6 to Felcor’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference).

10.14
Equity Grant Agreement, dated as of September 19, 2016, by and between FelCor Lodging Trust Incorporated (“FelCor”) and Troy A. Pentecost (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated September 19, 2016, and incorporated herein by reference).

10.15
Form of Indemnification Agreement by and among FelCor, FelCor LP and individual officers and directors of FelCor (filed as Exhibit 10.1 to FelCor’s 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference; superseding the form of Indemnification Agreement that was filed as Exhibit 10.1 to FelCor’s Form 8-K, dated November 9, 2006, and incorporated herein by reference.)

10.16
Form of Guaranty Agreement by and among FelCor, FelCor LP and individual employees of FelCor (filed as Exhibit 10.2 to FelCor’s Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.17	Incentive Compensation Program for Executive Officers, as amended (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated September 19, 2016, and incorporated herein by reference).

10.18	Summary of Annual Compensation Program for Directors of FelCor (filed as Exhibit 10.16 to FelCor’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.19
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

10.19.1
Second Amended and Restated Guaranty Agreement to the Second Amended and Restated Revolving Credit Agreement, dated as of June 4, 2015, by FelCor and FelCor LP in favor of JPMorgan Chase Bank, N.A., as administrative agent, on behalf of the lenders (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated June 9, 2015, and incorporated herein by reference).

10.19.2
Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing under the Second Amended and Restated Revolving Credit Agreement for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (filed as Exhibit 10.3 to FelCor’s Form 8-K, dated June 9, 2015, and incorporated herein by reference).

10.19.3
Form of Pledge and Security Agreement under the Second Amended and Restated Revolving Credit Agreement in favor of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (filed as Exhibit 10.4 to FelCor’s Form 8-K, dated June 9, 2015, and incorporated herein by reference).

10.20
Form of [Fee and] Leasehold Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the benefit of U.S. Bank National Association, as collateral agent, relating to FelCor LP’s 5.625% Senior Secured Notes due 2023 (filed as Exhibit 10.3 to FelCor’s Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).

10.20.1
Pledge Agreement, dated as of December 17, 2012, by FelCor LP, in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated December 17, 2012, and incorporated herein by reference).

10.21
Letter Agreement dated February 18, 2016 between FelCor and Land & Buildings Investment Management LLC (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated February 19, 2016, and incorporated herein by reference).

10.22	Letter Agreement dated January 20, 2017 between FelCor and Snow Park Capital Partners, LP. (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated January 20, 2017, and incorporated herein by reference).

21.1*	List of Subsidiaries of FelCor.

21.2*	List of Subsidiaries of FelCor LP.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor.

31.3*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

31.4*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) for FelCor.

32.2*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) for FelCor LP.

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.
---------------------
*Filed herewith
†This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) FelCor’s Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) FelCor’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) FelCor’s Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014; (v) FelCor’s Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (vi) FelCor LP’s Consolidated Balance Sheets at December 31, 2016 and 2015; (vii) FelCor LP’s Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (viii) FelCor LP’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (ix) FelCor LP’s Consolidated Statements of Partners’ Capital for the years ended December 31, 2016, 2015 and 2014; (x) FelCor LP’s Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (xi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S‑T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Section 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED

February 24, 2017	By:	/s/ Jonathan H. Yellen
		Name:	Jonathan H. Yellen
		Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Date	Signature
February 24, 2017	/s/ Troy A. Pentecost
Troy A. Pentecost President and Interim Senior Executive Officer (Principal Executive Officer)
February 24, 2017	/s/ Michael C. Hughes
Michael C. Hughes Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 24, 2017	/s/ Jeffrey D. Symes
Jeffrey D. Symes Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)
February 24, 2017	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 24, 2017	/s/ Glenn A. Carlin
Glenn A. Carlin, Director
February 24, 2017	/s/Robert F. Cotter
Robert F. Cotter, Director

Date	Signature
February 24, 2017	/s/Patricia L. Gibson
Patricia L. Gibson, Director
February 24, 2017	/s/Steven R. Goldman
Steven R. Goldman, Director
February 24, 2017	/s/Dana Hamilton
Dana Hamilton, Director
February 24, 2017	/s/Christopher J. Hartung
Christopher J. Hartung, Director
February 24, 2017	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
February 24, 2017	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 24, 2017	/s/ Mark D. Rozells
Mark D. Rozells, Director

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

February 24, 2017	By:	/s/ Jonathan H. Yellen
		Name:	Jonathan H. Yellen
		Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of FelCor Lodging Trust Incorporated, the general partner of the registrant, and in the capacities and on the dates indicated.

Date	Signature
February 24, 2017	/s/ Troy A. Pentecost
Troy A. Pentecost President and Interim Senior Executive Officer (Principal Executive Officer)
February 24, 2017	/s/ Michael C. Hughes
Michael C. Hughes Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 24, 2017	/s/ Jeffrey D. Symes
Jeffrey D. Symes Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)
February 24, 2017	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 24, 2017	/s/ Glenn A. Carlin
Glenn A. Carlin, Director
February 24, 2017	/s/Robert F. Cotter
Robert F. Cotter, Director

Date	Signature
February 24, 2017	/s/Patricia L. Gibson
Patricia L. Gibson, Director
February 24, 2017	/s/Steven R. Goldman
Steven R. Goldman, Director
February 24, 2017	/s/Dana Hamilton
Dana Hamilton, Director
February 24, 2017	/s/Christopher J. Hartung
Christopher J. Hartung, Director

February 24, 2017	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
February 24, 2017	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 24, 2017	/s/ Mark D. Rozells
Mark D. Rozells, Director