Form 10-Q
period 2017-03-31
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2017-05-09
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

FelCor Lodging Trust Incorporated:
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

FelCor Lodging Limited Partnership:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

FelCor Lodging Trust Incorporated	☐	Yes	☑	No
FelCor Lodging Limited Partnership	☐	Yes	☑	No

At May 3, 2017, FelCor Lodging Trust Incorporated had issued and outstanding 138,421,154 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended March 31, 2017, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	March 31, 2017	December 31, 2016
Assets
Investment in hotels, net of accumulated depreciation of $945,449 and $932,886 at March 31, 2017 and December 31, 2016, respectively	$1,535,718	$1,566,823
Investment in unconsolidated entities	7,532	8,312
Cash and cash equivalents	50,235	47,317
Restricted cash	22,319	19,491
Accounts receivable, net of allowance for doubtful accounts of $148 and $177 at March 31, 2017 and December 31, 2016, respectively	40,976	42,080
Deferred expenses, net of accumulated amortization of $3,427 and $2,959 at March 31, 2017 and December 31, 2016, respectively	4,059	4,527
Other assets	19,326	18,542
Total assets	$1,680,165	$1,707,092

Liabilities and Equity
Debt, net of unamortized debt issuance costs of $15,389 and $15,967 at March 31, 2017 and December 31, 2016, respectively	$1,354,187	$1,338,326
Distributions payable	14,853	14,858
Accrued expenses and other liabilities	123,505	116,437
Total liabilities	1,492,545	1,469,621
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 610 units issued and outstanding at March 31, 2017 and December 31, 2016	4,583	4,888
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,879 shares, liquidation value of $321,987, issued and outstanding at March 31, 2017 and December 31, 2016	309,337	309,337
Common stock, $0.01 par value, 200,000 shares authorized; 138,409 and 137,990 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,384	1,380
Additional paid-in capital	2,579,066	2,576,988
Accumulated deficit	(2,757,732)	(2,706,408)
Total FelCor stockholders’ equity	132,055	181,297
Noncontrolling interests in other partnerships	7,199	7,503
Preferred equity in consolidated joint venture, liquidation value of $44,694 and $44,667 at March 31, 2017 and December 31, 2016, respectively	43,783	43,783
Total equity	183,037	232,583
Total liabilities and equity	$1,680,165	$1,707,092

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(unaudited, in thousands, except for per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Hotel operating revenue	$187,696	$209,457
Other revenue	408	687
Total revenues	188,104	210,144
Expenses:
Hotel departmental expenses	70,433	77,438
Other property-related costs	50,855	55,566
Management and franchise fees	7,550	9,225
Taxes, insurance and lease expense	13,902	13,582
Corporate expenses	6,940	8,400
Depreciation and amortization	27,838	29,183
Impairment	24,838	—
Other expenses	1,260	828
Total operating expenses	203,616	194,222
Operating income (loss)	(15,512)	15,922
Interest expense, net	(19,286)	(19,720)
Loss before equity in loss from unconsolidated entities	(34,798)	(3,798)
Equity in loss from unconsolidated entities	(130)	(154)
Loss from continuing operations before income tax	(34,928)	(3,952)
Income tax	(547)	(415)
Loss from continuing operations before loss on sale of hotels	(35,475)	(4,367)
Loss on sale of hotels	(666)	(714)
Net loss and comprehensive loss	(36,141)	(5,081)
Net loss attributable to noncontrolling interests in other partnerships	404	471
Net loss attributable to redeemable noncontrolling interests in FelCor LP	186	48
Preferred distributions - consolidated joint venture	(360)	(360)
Net loss and comprehensive loss attributable to FelCor	(35,911)	(4,922)
Preferred dividends	(6,279)	(6,279)
Net loss attributable to FelCor common stockholders	$(42,190)	$(11,201)
Basic and diluted per common share data:
Net loss	$(0.31)	$(0.08)
Basic and diluted weighted average common shares outstanding	137,778	139,678

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2017 and 2016
(unaudited, in thousands, except for per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Total Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2015	12,879	$309,337	141,808	$1,418	$2,567,515	$(2,618,117)	$7,806	$43,186	$311,145
Repurchase of common stock	—	—	(2,948)	(29)	—	(19,189)	—	—	(19,218)
Issuance of stock awards	—	—	545	5	39	—	—	—	44
Cumulative effect of change in accounting for stock compensation forfeitures	—	—	—	—	185	(185)	—	—	—
Stock awards - amortization	—	—	—	—	2,235	—	—	—	2,235
Stock compensation shares withheld	—	—	(98)	(1)	—	(591)	—	—	(592)
Allocation to redeemable noncontrolling interests	—	—	—	—	(585)	—	—	—	(585)
Contribution from noncontrolling interests	—	—	—	—	—	—	68	—	68
Dividends declared:
$0.06 per common share	—	—	—	—	—	(8,432)	—	—	(8,432)
$0.4875 per Series A preferred share	—	—	—	—	—	(6,279)	—	—	(6,279)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(360)	(360)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	598	598
Net income (loss) and comprehensive income (loss) (attributable to FelCor and noncontrolling interests in other partnerships)	—	—	—	—	—	(4,922)	(471)	360	(5,033)
Balance at March 31, 2016	12,879	$309,337	139,307	$1,393	$2,569,389	$(2,657,715)	$7,403	$43,784	$273,591
Balance at December 31, 2016	12,879	$309,337	137,990	$1,380	$2,576,988	$(2,706,408)	$7,503	$43,783	$232,583
Issuance of stock awards	—	—	447	5	88	—	—	—	93
Stock awards - amortization	—	—	—	—	1,909	—	—	—	1,909
Stock compensation shares withheld	—	—	(28)	(1)	—	(813)	—	—	(814)
Allocation to redeemable noncontrolling interests	—	—	—	—	81	—	—	—	81
Contribution from noncontrolling interests	—	—	—	—	—	—	100	—	100
Dividends declared:
$0.06 per common share	—	—	—	—	—	(8,321)	—	—	(8,321)
$0.4875 per Series A preferred share	—	—	—	—	—	(6,279)	—	—	(6,279)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(360)	(360)
Net income (loss) and comprehensive income (loss) (attributable to FelCor and noncontrolling interests in other partnerships)	—	—	—	—	—	(35,911)	(404)	360	(35,955)
Balance at March 31, 2017	12,879	$309,337	138,409	$1,384	$2,579,066	$(2,757,732)	$7,199	$43,783	$183,037

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(36,141)	$(5,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,838	29,183
Loss on sale of hotels	666	714
Amortization of deferred financing fees	1,046	867
Amortization of fixed stock and directors’ compensation	1,593	1,935
Equity in loss from unconsolidated entities	130	154
Distributions of income from unconsolidated entities	160	114
Impairment	24,838	—
Changes in assets and liabilities:
Accounts receivable	1,101	(6,777)
Other assets	(922)	(3,111)
Accrued expenses and other liabilities	5,655	1,655
Net cash flow provided by operating activities	25,964	19,653
Cash flows from investing activities:
Improvements and additions to hotels	(19,462)	(14,008)
Net payments related to asset sales	(812)	(466)
Change in restricted cash – investing	(2,828)	(3,395)
Insurance proceeds	—	94
Distributions from unconsolidated entities in excess of earnings	490	136
Net cash flow used in investing activities	(22,612)	(17,639)
Cash flows from financing activities:
Proceeds from borrowings	29,000	31,000
Repayment of borrowings	(13,717)	(496)
Payment of deferred financing fees	—	(10)
Contributions from noncontrolling interests	100	68
Distributions paid to FelCor LP limited partners	(38)	(36)
Distributions paid to preferred stockholders	(6,279)	(6,279)
Repurchase of common stock	—	(19,218)
Stock compensation withholding	(814)	(592)
Preferred distributions - consolidated joint venture	(360)	(360)
Distributions paid to common stockholders	(8,326)	(8,508)
Net proceeds from issuance of preferred equity - consolidated joint venture	—	598
Net cash flow used in financing activities	(434)	(3,833)
Effect of exchange rate changes on cash	—	(9)
Net change in cash and cash equivalents	2,918	(1,828)
Cash and cash equivalents at beginning of periods	47,317	59,786
Cash and cash equivalents at end of periods	$50,235	$57,958
Supplemental cash flow information – interest paid, net of capitalized interest	$18,787	$18,809
Supplemental cash flow information – income taxes paid	$224	$299

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2017	2016
Assets
Investment in hotels, net of accumulated depreciation of $945,449 and $932,886 at March 31, 2017 and December 31, 2016, respectively	$1,535,718	$1,566,823
Investment in unconsolidated entities	7,532	8,312
Cash and cash equivalents	50,235	47,317
Restricted cash	22,319	19,491
Accounts receivable, net of allowance for doubtful accounts of $148 and $177 at March 31, 2017 and December 31, 2016, respectively	40,976	42,080
Deferred expenses, net of accumulated amortization of $3,427 and $2,959 at March 31, 2017 and December 31, 2016, respectively	4,059	4,527
Other assets	19,326	18,542
Total assets	$1,680,165	$1,707,092

Liabilities and Partners’ Capital
Debt, net of unamortized debt issuance costs of $15,389 and $15,967 at March 31, 2017 and December 31, 2016, respectively	$1,354,187	$1,338,326
Distributions payable	14,853	14,858
Accrued expenses and other liabilities	123,505	116,437
Total liabilities	1,492,545	1,469,621
Commitments and contingencies
Redeemable units, 610 units issued and outstanding at March 31, 2017 and December 31, 2016	4,583	4,888
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879 units issued and outstanding at March 31, 2017 and December 31, 2016	309,337	309,337
Common units, 138,409 and 137,990 units issued and outstanding at March 31, 2017 and December 31, 2016, respectively	(177,282)	(128,040)
Total FelCor LP partners’ capital	132,055	181,297
Noncontrolling interests	7,199	7,503
Preferred capital in consolidated joint venture	43,783	43,783
Total partners’ capital	183,037	232,583
Total liabilities and partners’ capital	$1,680,165	$1,707,092

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(unaudited, in thousands, except for per unit data)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Hotel operating revenue	$187,696	$209,457
Other revenue	408	687
Total revenues	188,104	210,144
Expenses:
Hotel departmental expenses	70,433	77,438
Other property-related costs	50,855	55,566
Management and franchise fees	7,550	9,225
Taxes, insurance and lease expense	13,902	13,582
Corporate expenses	6,940	8,400
Depreciation and amortization	27,838	29,183
Impairment	24,838	—
Other expenses	1,260	828
Total operating expenses	203,616	194,222
Operating income (loss)	(15,512)	15,922
Interest expense, net	(19,286)	(19,720)
Loss before equity in loss from unconsolidated entities	(34,798)	(3,798)
Equity in loss from unconsolidated entities	(130)	(154)
Loss from continuing operations before income tax	(34,928)	(3,952)
Income tax	(547)	(415)
Loss from continuing operations before loss on sale of hotels	(35,475)	(4,367)
Loss on sale of hotels	(666)	(714)
Net loss and comprehensive loss	(36,141)	(5,081)
Net loss attributable to noncontrolling interests	404	471
Preferred distributions - consolidated joint venture	(360)	(360)
Net loss and comprehensive loss attributable to FelCor LP	(36,097)	(4,970)
Preferred distributions	(6,279)	(6,279)
Net loss attributable to FelCor LP common unitholders	$(42,376)	$(11,249)
Basic and diluted per common unit data:
Net loss	$(0.31)	$(0.08)
Basic and diluted weighted average common units outstanding	138,388	140,289

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2017 and 2016
(unaudited, in thousands)

	Preferred Units	Common Units	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Total Partners’ Capital
Balance at December 31, 2015	$309,337	$(49,184)	$7,806	$43,186	$311,145
Repurchase of common units	—	(19,218)	—	—	(19,218)
FelCor restricted stock compensation	—	1,687	—	—	1,687
Contributions	—	—	68	—	68
Distributions	—	(14,747)	—	(360)	(15,107)
Allocation to redeemable units	—	(501)	—	—	(501)
Issuance of preferred capital - consolidated joint venture	—	—	—	598	598
Net income (loss) and comprehensive income (loss)	—	(4,970)	(471)	360	(5,081)
Balance at March 31, 2016	$309,337	$(86,933)	$7,403	$43,784	$273,591

Balance at December 31, 2016	$309,337	$(128,040)	$7,503	$43,783	$232,583
FelCor restricted stock compensation	—	1,188	—	—	1,188
Contributions	—	—	100	—	100
Distributions	—	(14,638)	—	(360)	(14,998)
Allocation to redeemable units	—	305	—	—	305
Net income (loss) and comprehensive income (loss)	—	(36,097)	(404)	360	(36,141)
Balance at March 31, 2017	$309,337	$(177,282)	$7,199	$43,783	$183,037

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(36,141)	$(5,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,838	29,183
Loss on sale of hotels	666	714
Amortization of deferred financing fees	1,046	867
Amortization of fixed stock and directors’ compensation	1,593	1,935
Equity in loss from unconsolidated entities	130	154
Distributions of income from unconsolidated entities	160	114
Impairment	24,838	—
Changes in assets and liabilities:
Accounts receivable	1,101	(6,777)
Other assets	(922)	(3,111)
Accrued expenses and other liabilities	5,655	1,655
Net cash flow provided by operating activities	25,964	19,653
Cash flows from investing activities:
Improvements and additions to hotels	(19,462)	(14,008)
Net payments related to asset sales	(812)	(466)
Change in restricted cash – investing	(2,828)	(3,395)
Insurance proceeds	—	94
Distributions from unconsolidated entities in excess of earnings	490	136
Net cash flow used in investing activities	(22,612)	(17,639)
Cash flows from financing activities:
Proceeds from borrowings	29,000	31,000
Repayment of borrowings	(13,717)	(496)
Payment of deferred financing fees	—	(10)
Contributions from noncontrolling interests	100	68
Distributions paid to FelCor LP limited partners	(38)	(36)
Distributions paid to preferred unitholders	(6,279)	(6,279)
Repurchase of common units	—	(19,218)
FelCor stock compensation withholding	(814)	(592)
Preferred distributions - consolidated joint venture	(360)	(360)
Distributions paid to common unitholders	(8,326)	(8,508)
Net proceeds from issuance of preferred capital - consolidated joint venture	—	598
Net cash flow used in financing activities	(434)	(3,833)
Effect of exchange rate changes on cash	—	(9)
Net change in cash and cash equivalents	2,918	(1,828)
Cash and cash equivalents at beginning of periods	47,317	59,786
Cash and cash equivalents at end of periods	$50,235	$57,958

Supplemental cash flow information – interest paid, net of capitalized interest	$18,787	$18,809
Supplemental cash flow information – income taxes paid	$224	$299

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 39 hotels as of March 31, 2017. At March 31, 2017, we had an aggregate of 139,018,793 shares and units outstanding, consisting of 138,408,610 shares of FelCor common stock and 610,183 FelCor LP units not owned by FelCor.
Of our 39 hotels, as of March 31, 2017, we owned 100% interests in 36 hotels, a 95% interest in one hotel (The Knickerbocker) and 50% interests in entities owning two hotels. We consolidate our real estate interests in the 37 hotels in which we hold majority interests, and we record the real estate interests of the two hotels in which we hold indirect 50% interests using the equity method. We lease 38 of the 39 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. We operate one 50% owned hotel without a lease. Because we own controlling interests in our operating lessees, we consolidate our interests in all 38 leased hotels (which we refer to as our Consolidated Hotels) and reflect their operating revenues and expenses in our statements of operations and comprehensive income (loss). We own 50% of the real estate interest in one Consolidated Hotel (we account for our real estate interest in this hotel by the equity method) and majority real estate interests in our remaining 37 Consolidated Hotels (we consolidate our real estate interests in these hotels).
The following table reflects the distribution by brand of our 38 Consolidated Hotels at March 31, 2017:

Brand	Hotels	Rooms
Embassy Suites by Hilton®	18	4,982
Wyndham® and Wyndham Grand®	8	2,528
Marriott® and Renaissance®	2	761
Holiday Inn®	1	585
DoubleTree by Hilton® and Hilton®	3	802
Sheraton®	2	673
Fairmont®	1	383
The Knickerbocker®	1	330
Morgans® and Royalton®	2	285
Total	38	11,329
At March 31, 2017, our Consolidated Hotels were located in 14 states, with concentrations in California (10 hotels), Florida (six hotels) and Massachusetts (three hotels). We generated approximately 63% of our revenue from hotels in these three states during the first three months of 2017.
At March 31, 2017, of our Consolidated Hotels: (i) subsidiaries of Hilton Worldwide managed 20 hotels; (ii) subsidiaries of Wyndham Worldwide managed eight hotels; (iii) subsidiaries of Marriott International managed four hotels; (iv) subsidiaries of InterContinental Hotels Group managed one hotel; (v) Fairmont, a subsidiary of AccorHotels Group, managed one hotel; (vi) a subsidiary of Highgate Hotels managed one hotel; (vii) a subsidiary of SBE (who acquired Morgans Hotel Group) managed two hotels; and (viii) Aimbridge Hospitality managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
FelCor LP is a variable interest entity of FelCor. As FelCor LP is consolidated in the balance sheets of FelCor, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of FelCor.
The information in our consolidated financial statements for the three months ended March 31, 2017 and 2016 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2017 and 2016, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair statement of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K. Operating results for the three months ended March 31, 2017 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities
At March 31, 2017 and December 31, 2016, we owned 50% interests in joint ventures that owned two hotels. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services at these locations. We account for our investments in these unconsolidated entities under the equity method. We consolidate all of our majority-owned subsidiaries in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	March 31,	December 31,
	2017	2016
Investment in hotels and other properties, net of accumulated depreciation	$20,471	$20,898
Total assets	$25,810	$27,052
Debt, net of unamortized debt issuance costs	$21,933	$22,065
Total liabilities	$24,437	$24,311
Equity	$1,373	$2,741
Our unconsolidated entities’ debt at March 31, 2017 and December 31, 2016 consisted entirely of non-recourse mortgage debt.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2017	2016
Total revenues	$5,226	$5,503
Net loss	$(67)	$(114)
Net loss attributable to FelCor	$(33)	$(57)
Depreciation of cost in excess of book value	(97)	(97)
Equity in loss from unconsolidated entities	$(130)	$(154)
The following table summarizes the components of our investments in unconsolidated entities (in thousands):

	March 31,	December 31,
	2017	2016
Equity basis of hotel joint venture investments	$(4,645)	$(4,533)
Cost of hotel investments in excess of joint venture book value	6,846	6,942
Equity basis of land and condominium joint venture investments	5,331	5,903
Investment in unconsolidated entities	$7,532	$8,312
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Hotel investments	$441	$375
Other investments	(571)	(529)
Equity in loss from unconsolidated entities	$(130)	$(154)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt
Consolidated debt consisted of the following (dollars in thousands) at the dates shown:

	Encumbered	Interest	Maturity	March 31,	December 31,
	Hotels	Rate (%)	Date	2017	2016
Senior unsecured notes	—	6.00	June 2025	$475,000	$475,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Mortgage debt(a)	4	4.95	October 2022	119,536	120,109
Mortgage debt	1	4.94	October 2022	30,040	30,184
Line of credit(b)	7	LIBOR + 2.75	June 2019	135,000	119,000
Mortgage debt(c)	1	LIBOR + 3.00	November 2017	85,000	85,000
Total	22			$1,369,576	$1,354,293
Unamortized debt issuance costs				(15,389)	(15,967)
Debt, net of unamortized debt issuance costs				$1,354,187	$1,338,326

(a)	This debt is comprised of separate non-cross-collateralized loans, each secured by a mortgage encumbering a separate hotel.

(b)	Our line of credit can be extended for one year, subject to satisfying certain conditions. We may borrow up to $400 million under our line of credit.

(c)	This loan can be extended for one year, subject to satisfying certain conditions.

We reported $19.3 million and $19.7 million of interest expense for the three months ended March 31, 2017 and 2016, respectively, which is net of: (i) interest income of $33,000 and $12,000 and (ii) capitalized interest of $362,000 and $141,800, respectively.

4.	FelCor Capital Stock/FelCor LP Partners’ Capital

During the first three months of 2016, FelCor repurchased 2.9 million shares of common stock for $19.2 million (including commissions) at an average price of $6.49 per share. Since FelCor’s Board of Directors authorized the current $100 million repurchase program, which expires October 2017, FelCor has repurchased 6.6 million shares of common stock for $44.8 million (including commissions) at an average price of $6.78 per share. All repurchased shares have been retired and have been re-designated as authorized but unissued.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Room revenue	$144,933	$159,076
Food and beverage revenue	32,074	39,532
Other operating departments	10,689	10,849
Total hotel operating revenue	$187,696	$209,457
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
Hotel departmental expenses were comprised of the following (in thousands, except for percentages):

	Three Months Ended March 31,
	2017		2016
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$40,678	21.7%	$42,699	20.4%
Food and beverage	26,222	14.0	30,956	14.8
Other operating departments	3,533	1.8	3,783	1.8
Total hotel departmental expenses	$70,433	37.5%	$77,438	37.0%
Other property-related costs were comprised of the following amounts (in thousands, except for percentages):

	Three Months Ended March 31,
	2017		2016
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$18,564	9.9%	$20,458	9.8%
Marketing	17,371	9.3	18,873	9.0
Repair and maintenance	8,829	4.7	9,705	4.6
Utilities	6,091	3.2	6,530	3.1
Total other property-related costs	$50,855	27.1%	$55,566	26.5%
Wyndham guarantees minimum levels of annual net operating income at each of the hotels it manages for us. We recorded $1.0 million and $48,000 with respect to the pro rata portions of the projected aggregate full-year guaranties for the three months ended March 31, 2017 and 2016, respectively. We record these amounts as a reduction of Wyndham's contractual management and other fees.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Taxes, Insurance and Lease Expense
Taxes, insurance and lease expense were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Hotel lease expense(a)	$815	$802
Land lease expense(b)	3,404	3,262
Real estate and other taxes	7,915	7,575
Property insurance, general liability insurance and other	1,768	1,943
Total taxes, insurance and lease expense	$13,902	$13,582

(a)
We record hotel lease expense for the consolidated operating lessees of hotels owned by unconsolidated entities and partially offset this expense through noncontrolling interests in other partnerships (generally 49%). We record our 50% share of the corresponding lease income through equity in income (loss) from unconsolidated entities. There was no percentage rent included in hotel lease expense for the three months ended March 31, 2017 and 2016.

(b)	We include in land lease expense percentage rent of $1.3 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

7.	Impairment Charges
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
In March 2017, we recorded a $24.8 million impairment charge for a hotel. The impairment charge was based on both third-party offers to purchase the hotel and observable market data on a price per room basis from transactions involving hotels in similar locations (a Level 2 input under authoritative guidance for fair value measurements).
We may record additional impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period for additional hotels.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Hotel Dispositions
In 2016, we sold two hotels. We included operations for the sold hotels in income (loss) from continuing operations as shown in the statements of operations and comprehensive income (loss) for the three months ended March 31, 2016, as disposition of these hotels did not represent a strategic shift in our business. Additionally, we included selling costs, which we expense as they are incurred, in the gain (loss) on the sale of hotels.
We designate a hotel as held for sale when the sale is probable within the next twelve months. Generally, we consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale and we have received a substantial non-refundable deposit. There were no hotels held for sale at March 31, 2017 or 2016.
Subsequent to March 31, 2017, two hotels became held for sale, both of which are expected to close in the third quarter. Based on the expected selling costs for the transactions, we estimate additional impairments of $9.5 million in the second quarter of 2017.
The following table includes condensed financial information primarily related to hotels sold in 2016 included in continuing operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Hotel operating revenue	$274	$19,017
Operating expenses	(128)	(14,652)
Operating income from continuing operations	146	4,365
Loss on sale of hotels	(666)	(714)
Net income (loss)	(520)	3,651
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	3	(16)
Net income (loss) attributable to FelCor	$(517)	$3,635

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Loss Per Share/Unit

The following tables set forth the computation of basic and diluted loss per share/unit (in thousands, except per share/unit data):

FelCor Loss Per Share

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss attributable to FelCor	$(35,911)	$(4,922)
Less: Preferred dividends	(6,279)	(6,279)
Less: Dividends declared on unvested restricted stock	(37)	(38)
Numerator for basic and diluted loss attributable to FelCor common stockholders	$(42,227)	$(11,239)
Denominator:
Denominator for basic and diluted loss per share	137,778	139,678
Basic and diluted loss per share data:
Net loss	$(0.31)	$(0.08)

FelCor LP Loss Per Unit

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss attributable to FelCor LP	$(36,097)	$(4,970)
Less: Preferred distributions	(6,279)	(6,279)
Less: Distributions declared on FelCor unvested restricted stock	(37)	(38)
Numerator for basic and diluted loss attributable to FelCor common unitholders	$(42,413)	$(11,287)
Denominator:
Denominator for basic and diluted loss per unit	138,388	140,289
Basic and diluted loss per unit data:
Net loss	$(0.31)	$(0.08)

The loss from continuing operations attributable to FelCor/FelCor LP share/unit in the above calculations includes the net loss on sale of hotels attributable to FelCor/FelCor LP.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Loss Per Share/Unit — (continued)

Securities that could potentially dilute earnings (loss) per share/unit in the future that were not included in the computation of diluted income (loss) per share/unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Series A convertible preferred shares/units	9,984	9,984
FelCor restricted stock units, less shares assumed purchased at market	207	619

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended March 31, 2017 and 2016.

We grant our executive officers restricted stock units each year, which provides them with the potential to earn shares of our common stock. We amortize the fixed cost of these grants over the vesting period. We calculate the potential dilutive impact of these awards on our earnings per share using the treasury stock method.

10.	Fair Value of Financial Instruments

We base disclosures about fair value of our financial instruments on pertinent information available to management as of March 31, 2017 and December 31, 2016. We exercise considerable judgment when interpreting market data and developing estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

We base our estimates of the fair value of: (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses on their carrying values due to their relatively short maturity; (ii) our debt for which trading prices are publicly available on observable market data (a Level 2 input) (that debt had an estimated fair value of $1.0 billion at March 31, 2017 and December 31, 2016); and (iii) our debt for which trading prices are not publicly available on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) (that debt had an estimated fair value of $377.6 million and $364.6 million at March 31, 2017 and December 31, 2016, respectively). The estimated fair value of all our debt was $1.4 billion at March 31, 2017 and December 31, 2016. The carrying value of our debt was $1.4 billion and $1.3 billion at March 31, 2017 and December 31, 2016, respectively.

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
At March 31, 2017, we carried 610,183 outstanding limited partnership units at $4.6 million. We base the value of these outstanding units on the closing price of FelCor’s common stock at March 31, 2017 ($7.51 per share).

Changes in redeemable noncontrolling interests (or redeemable units) for the three months ended March 31, 2017 and 2016 are shown below (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$4,888	$4,464
Redemption value allocation	(81)	585
Distributions paid to unitholders	(38)	(36)
Net loss	(186)	(48)
Balance at end of period	$4,583	$4,965

12.    Consolidated Joint Venture Preferred Equity/Capital
Our joint venture that redeveloped The Knickerbocker raised $45 million through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers receive a 3.25% current annual return (which increases to 8% if we do not redeem this equity interest before the fifth anniversary of its issuance), plus a 0.25% non-compounding annual return payable at redemption. To date, the venture has received $44.4 million in gross proceeds ($43.8 million net of issuance costs), including $600,000 in gross proceeds received in the first three months of 2016. The venture will receive the remaining $600,000 if additional investors’ visas are approved.
13.    Contingency
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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Contingency — (continued)
Because of the rules and regulations governing the pension trust, we have paid $1.4 million (of which $285,000 was paid in the first quarter of 2017) through March 31, 2017 and expect to continue making such payments, on a quarterly basis, while the dispute is ongoing, subject to an overall contribution limit corresponding to the amount sought by the pension trust. While we aggressively oppose the pension trust’s position, we believe that resolution of this matter may not occur until mid-2018. Accordingly, in the third quarter of 2016, we accrued approximately $2.3 million for payments to be made through that time. The accrual recorded in the third quarter of 2016, in addition to payments made prior to that time, was recorded as a loss on the sale of hotels included in discontinued operations (because it primarily relates to hotels sold prior to 2013).
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

14.    Recently Issued Accounting Standards
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
In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Recently Issued Accounting Standards — (continued)
account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact our consolidated financial statements as we have certain operating lease arrangements. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. While we are still in the process of evaluating the impact of this new guidance, we do expect that the application of this standard will result in the recording of a right-of-use asset and a related lease liability on our ground leases.
In August 2016, the FASB issued ASU 2016-18, Restricted Cash, which addresses classification issues related to the statement of cash flows which may impact our classification of cash activity related to restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted.

15.    Proposed Merger
On April 23, 2017, FelCor, FelCor LP, RLJ Lodging Trust (“RLJ”), RLJ Lodging Trust, L.P. (the “Operating Partnership”) and certain subsidiaries thereof entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”).
The Merger Agreement provides for the merger of an indirect wholly-owned subsidiary of the Operating Partnership with and into FelCor LP, with FelCor LP surviving as a wholly-owned subsidiary of the Operating Partnership (the “Partnership Merger”), and immediately thereafter, the merger of FelCor with and into another wholly-owned subsidiary of the Operating Partnership, with such subsidiary surviving as a wholly-owned subsidiary of the Operating Partnership (the “REIT Merger” and, together with the Partnership Merger, the “Mergers”). The Mergers are expected to close by the end of 2017.
At the effective time of the REIT Merger, each outstanding share of FelCor common stock will be converted into the right to receive 0.362 (the “Common Exchange Ratio”) common shares of RLJ, and each share of FelCor Series A preferred stock will be converted into the right to receive one share of newly created Series A cumulative convertible preferred shares of RLJ with equivalent terms and conditions as the existing FelCor Series A preferred stock. Each external limited partner of FelCor LP will be entitled to redeem or exchange its outstanding common limited partnership units in FelCor LP for shares of FelCor common stock, which will in turn be converted into the right to receive RLJ common shares. Each outstanding FelCor LP common unit of any holder who does not make the foregoing election will be converted into the right to receive a number of common limited partnership units in the Operating Partnership based on the Common Exchange Ratio.
Immediately preceding the Mergers, each outstanding share of FelCor restricted stock and each outstanding restricted stock unit of FelCor will vest in accordance with the applicable award agreement, and the holders of such vested shares will receive common shares of RLJ in exchange therefor based on the Common Exchange Ratio.
The parties to the Merger Agreement have made certain customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including a “no-shop” provision. The completion of the Mergers is subject to customary closing conditions, including the approval of the REIT Merger by FelCor’s stockholders and approval of the issuance of RLJ common shares by RLJ’s shareholders. The Merger Agreement may be terminated under certain circumstances, including by either

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Proposed Merger — (continued)
party if the Mergers have not been consummated on or before December 28, 2017. In connection with the termination of the Merger Agreement under specified circumstances, RLJ may be required to pay to FelCor a termination fee of $95 million and/or reimburse FelCor’s transaction expenses in an amount equal to $20 million, or FelCor may be required to pay to RLJ a termination fee of $39 million and/or reimburse RLJ’s transaction expenses in an amount equal to $20 million. If either party pays the expense reimbursement amount and subsequently becomes obligated to pay the termination fee, the termination fee is reduced by the expense reimbursement amount previously paid.
For more information regarding the Mergers and the Merger Agreement, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 25, 2017. The Mergers are subject to certain risks and uncertainties, and we cannot assure you that we will be able to complete the Merger on the expected timeline or at all. See “Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2017
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$459,587	$1,076,131	$—	$1,535,718
Equity investment in consolidated entities	1,136,432	—	—	(1,136,432)	—
Investment in unconsolidated entities	2,200	4,125	1,207	—	7,532
Cash and cash equivalents	18,723	27,586	3,926	—	50,235
Restricted cash	—	17,436	4,883	—	22,319
Accounts receivable, net	1,934	33,171	5,871	—	40,976
Deferred expenses, net	—	—	4,059	—	4,059
Other assets	4,610	11,104	3,612	—	19,326
Total assets	$1,163,899	$553,009	$1,099,689	$(1,136,432)	$1,680,165

Debt, net	$986,166	$—	$407,457	$(39,436)	$1,354,187
Distributions payable	14,729	—	124	—	14,853
Accrued expenses and other liabilities	26,366	89,012	8,127	—	123,505

Total liabilities	1,027,261	89,012	415,708	(39,436)	1,492,545

Redeemable units, at redemption value	4,583	—	—	—	4,583

Preferred units	309,337	—	—	—	309,337
Common units	(177,282)	465,118	631,878	(1,096,996)	(177,282)
Total FelCor LP partners’ capital	132,055	465,118	631,878	(1,096,996)	132,055
Noncontrolling interests	—	(1,121)	8,320	—	7,199
Preferred capital in consolidated joint venture	—	—	43,783	—	43,783
Total partners’ capital	132,055	463,997	683,981	(1,096,996)	183,037
Total liabilities and partners’ capital	$1,163,899	$553,009	$1,099,689	$(1,136,432)	$1,680,165

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2017
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$187,696	$—	$—	$187,696
Percentage lease revenue	—	—	38,044	(38,044)	—
Other revenue	4	343	61	—	408
Total revenues	4	188,039	38,105	(38,044)	188,104

Expenses:
Hotel operating expenses	—	128,838	—	—	128,838
Taxes, insurance and lease expense	40	45,952	5,954	(38,044)	13,902
Corporate expenses	—	3,630	3,310	—	6,940
Depreciation and amortization	115	10,858	16,865	—	27,838
Impairment	—	24,838	—	—	24,838
Other expenses	473	741	46	—	1,260
Total operating expenses	628	214,857	26,175	(38,044)	203,616
Operating loss	(624)	(26,818)	11,930	—	(15,512)
Interest expense, net	(14,453)	15	(4,848)	—	(19,286)
Loss before equity in loss from unconsolidated entities	(15,077)	(26,803)	7,082	—	(34,798)
Equity in loss from consolidated entities	(21,435)	—	—	21,435	—
Equity in loss from unconsolidated entities	441	(560)	(11)	—	(130)
Loss from continuing operations before income tax	(36,071)	(27,363)	7,071	21,435	(34,928)
Income tax	(26)	(521)	—	—	(547)
Loss from continuing operations before loss on sale of hotels	(36,097)	(27,884)	7,071	21,435	(35,475)
Loss on sale of hotels	—	(526)	(140)	—	(666)
Net loss and comprehensive loss	(36,097)	(28,410)	6,931	21,435	(36,141)
Loss attributable to noncontrolling interests	—	266	138	—	404
Preferred distributions - consolidated joint venture	—	—	(360)	—	(360)
Net loss and comprehensive loss attributable to FelCor LP	(36,097)	(28,144)	6,709	21,435	(36,097)
Preferred distributions	(6,279)	—	—	—	(6,279)
Net loss attributable to FelCor LP common unitholders	$(42,376)	$(28,144)	$6,709	$21,435	$(42,376)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$209,457	$—	$—	$209,457
Percentage lease revenue	—	—	43,545	(43,545)	—
Other revenue	186	432	69	—	687
Total revenues	186	209,889	43,614	(43,545)	210,144

Expenses:
Hotel operating expenses	—	142,229	—	—	142,229
Taxes, insurance and lease expense	27	51,484	5,616	(43,545)	13,582
Corporate expenses	—	4,335	4,065	—	8,400
Depreciation and amortization	51	11,997	17,135	—	29,183
Other expenses	232	553	43	—	828
Total operating expenses	310	210,598	26,859	(43,545)	194,222
Operating income	(124)	(709)	16,755	—	15,922
Interest expense, net	(14,661)	9	(5,068)	—	(19,720)
Loss before equity in loss from unconsolidated entities	(14,785)	(700)	11,687	—	(3,798)
Equity in income from consolidated entities	9,867	—	—	(9,867)	—
Equity in loss from unconsolidated entities	64	(207)	(11)	—	(154)
Loss from continuing operations before income tax	(4,854)	(907)	11,676	(9,867)	(3,952)
Income tax	(116)	(299)	—	—	(415)
Loss from continuing operations before loss on sale of hotels	(4,970)	(1,206)	11,676	(9,867)	(4,367)
Loss on sale of hotels	—	(457)	(257)	—	(714)
Net loss and comprehensive loss	(4,970)	(1,663)	11,419	(9,867)	(5,081)
Loss attributable to noncontrolling interests	—	369	102	—	471
Preferred distributions - consolidated joint venture	—	—	(360)	—	(360)
Net loss and comprehensive loss attributable to FelCor LP	(4,970)	(1,294)	11,161	(9,867)	(4,970)
Preferred distributions	(6,279)	—	—	—	(6,279)
Net loss attributable to FelCor LP common unitholders	$(11,249)	$(1,294)	$11,161	$(9,867)	$(11,249)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2017
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(16,563)	$17,875	$24,652	$—	$25,964
Investing activities:
Improvements and additions to hotels	2	(5,719)	(13,745)	—	(19,462)
Net payments related to asset sales	(306)	(406)	(100)	—	(812)
Change in restricted cash - investing	—	(1,002)	(1,826)	—	(2,828)
Distributions from unconsolidated entities	490	—	—	—	490
Intercompany financing	37,025	—	—	(37,025)	—
Cash flows from investing activities	37,211	(7,127)	(15,671)	(37,025)	(22,612)
Financing activities:
Proceeds from borrowings	—	—	29,000	—	29,000
Repayment of borrowings	—	—	(13,717)	—	(13,717)
Contributions from noncontrolling interests	—	100	—	—	100
Distributions paid to preferred unitholders	(6,279)	—	—	—	(6,279)
Distributions paid to common unitholders	(8,326)	—	—	—	(8,326)
Intercompany financing	—	(12,403)	(24,622)	37,025	—
Other	(852)	—	(360)	—	(1,212)
Cash flows from financing activities	(15,457)	(12,303)	(9,699)	37,025	(434)
Change in cash and cash equivalents	5,191	(1,555)	(718)	—	2,918
Cash and cash equivalents at beginning of period	13,532	29,141	4,644	—	47,317
Cash and cash equivalents at end of period	$18,723	$27,586	$3,926	$—	$50,235

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(16,847)	$7,399	$29,101	$—	$19,653
Investing activities:
Improvements and additions to hotels	3	(6,104)	(7,907)	—	(14,008)
Net payments related to asset sales	(66)	(278)	(122)	—	(466)
Insurance proceeds	—	—	94	—	94
Change in restricted cash - investing	—	(1,627)	(1,768)	—	(3,395)
Distributions from unconsolidated entities	136	—	—	—	136
Intercompany financing	51,999	—	—	(51,999)	—
Cash flows from investing activities	52,072	(8,009)	(9,703)	(51,999)	(17,639)
Financing activities:
Proceeds from borrowings	—	—	31,000	—	31,000
Repayment of borrowings	—	—	(496)	—	(496)
Payment of deferred financing fees	—	—	(10)	—	(10)
Distributions paid to preferred unitholders	(6,279)	—	—	—	(6,279)
Distributions paid to common unitholders	(8,508)	—	—	—	(8,508)
Repurchase of common units	(19,218)	—	—	—	(19,218)
Contributions from noncontrolling interests	—	68	—	—	68
Net proceeds from issuance of preferred capital- consolidated joint venture	—	—	598	—	598
Intercompany financing	—	1,743	(53,742)	51,999	—
Other	(628)	—	(360)	—	(988)
Cash flows from financing activities	(34,633)	1,811	(23,010)	51,999	(3,833)
Effect of exchange rate changes on cash	—	—	(9)	—	(9)
Change in cash and cash equivalents	592	1,201	(3,621)	—	(1,828)
Cash and cash equivalents at beginning of period	21,219	33,873	4,694	—	59,786
Cash and cash equivalents at end of period	$21,811	$35,074	$1,073	$—	$57,958

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Revenue per available room, or RevPAR, for our 38 same-store hotels decreased 1.3% in the first quarter of 2017 compared to the same period last year, driven by a 1.2% decrease in occupancy and a 0.1% decrease in average daily rate, or ADR.
In our continuing effort to increase long-term stockholder value, we look for opportunities to redeploy capital to achieve higher returns and strengthen our balance sheet. Subsequent to March 31, 2017, two hotels became held for sale, both of which are expected to close in the third quarter. Based on the expected selling costs for the transactions, we estimate additional impairments of $9.5 million in the second quarter of 2017. We continue to market The Knickerbocker.
On April 23, 2017, FelCor, FelCor LP, RLJ Lodging Trust (“RLJ”), RLJ Lodging Trust, L.P. (the “Operating Partnership”) and certain subsidiaries thereof entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”).
The Merger Agreement provides for the merger of an indirect wholly-owned subsidiary of the Operating Partnership with and into FelCor LP, with FelCor LP surviving as a wholly-owned subsidiary of the Operating Partnership (the “Partnership Merger”), and immediately thereafter, the merger of FelCor with and into another wholly-owned subsidiary of the Operating Partnership, with such subsidiary surviving as a wholly-owned subsidiary of the Operating Partnership (the “REIT Merger” and, together with the Partnership Merger, the “Mergers”).  The Mergers are expected to close by the end of 2017.
At the effective time of the REIT Merger, each outstanding share of FelCor common stock will be converted into the right to receive 0.362 (the “Common Exchange Ratio”) common shares of RLJ, and each share of FelCor Series A preferred stock will be converted into the right to receive one share of newly created Series A cumulative convertible preferred shares of RLJ with equivalent terms and conditions as the existing FelCor Series A preferred stock. Each external limited partner of FelCor LP will be entitled to redeem or exchange its outstanding common limited partnership units in FelCor LP for shares of FelCor common stock, which will in turn be converted into the right to receive RLJ common shares. Each outstanding FelCor LP common unit of any holder who does not make the foregoing election will be converted into the right to receive a number of common limited partnership units in the Operating Partnership based on the Common Exchange Ratio.
Immediately preceding the Mergers, each outstanding share of FelCor restricted stock and each outstanding restricted stock unit of FelCor will vest in accordance with the applicable award agreement, and the holders of such vested shares will receive common shares of RLJ in exchange therefor based on the Common Exchange Ratio.
The parties to the Merger Agreement have made certain customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including a “no-shop” provision. The completion of the Mergers is subject to customary closing conditions, including the approval of the REIT Merger by FelCor’s stockholders and approval of the issuance of RLJ common shares by RLJ’s shareholders. The Merger Agreement may be terminated under certain circumstances, including by either party if the Mergers have not been consummated on or before December 28, 2017. In connection with the termination of the Merger Agreement under specified circumstances, RLJ may be required to pay to FelCor a termination fee of $95 million and/or reimburse FelCor’s transaction expenses in an amount equal to $20 million, or FelCor may be required to pay to RLJ a termination fee of $39 million and/or reimburse RLJ’s transaction expenses in an amount equal to $20 million. If either party pays the expense reimbursement amount and subsequently becomes obligated to pay the termination fee, the termination fee is reduced by the expense reimbursement amount previously paid.
For more information regarding the Mergers and the Merger Agreement, see our Current Report on Form 8-K filed with the SEC on April 25, 2017. The Mergers are subject to certain risks and uncertainties, and we cannot assure you that we will be able to complete the Merger on the expected timeline or at all. See “Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations
Comparison of the Three Months ended March 31, 2017 and 2016
For the three months ended March 31, 2017, we recorded a net loss of $36.1 million, compared to a net loss of $5.1 million for the same period last year. Our 2017 net loss includes a $24.8 million impairment charge related to one hotel.
For the three months ended March 31, 2017:

•
Hotel operating revenue decreased $21.8 million, including an $18.7 million net reduction in revenue for sold hotels. Excluding these hotels, hotel operating revenue decreased 1.6% from last year. We attribute the decrease primarily to the 1.3% decrease in same-store RevPAR, reflecting a 1.2% decrease in occupancy and a 0.1% decrease in ADR.

•
Hotel departmental expenses decreased $7.0 million, which includes a $7.2 million net reduction in expense for sold hotels. Excluding these hotels, hotel departmental expenses increased to 37.6% of hotel operating revenue from 36.9% for the same period last year, primarily attributable to increased labor costs for certain brands and markets in the current period.

•
Other property-related costs decreased $4.7 million, including a $4.6 million net reduction in expense for sold hotels. Excluding these hotels, other property-related costs increased slightly to 27.1% of hotel operating revenue from 26.8% for the same period last year.

•
Management and franchise fees decreased $1.7 million, including a $639,000 net reduction in expense for sold hotels. Excluding these hotels, these costs decreased to 4.0% of hotel operating revenue from 4.4% for the same period last year. The decrease as a percent of hotel operating revenue is primarily attributable to our new management agreements with Hilton, which shift a substantial portion of fees from base fees as a percent of revenue to incentive fees based on hotel profitability and also eliminate separate franchise fees. Additionally, Wyndham’s guaranty reduced management fees by an additional $580,000 compared to the same period last year.

•
Taxes, insurance and lease expense increased $320,000, including a $567,000 net reduction in expense for sold hotels. Excluding these hotels, these expenses increased to 7.4% of hotel operating revenue from 6.8% for the same period last year. We attribute this increase primarily to increased taxable values for certain hotels in the current period and successful property tax appeals during the same period last year. Land lease expense also increased for certain hotels in the current period, as a consequence of improved operations at those hotels and lower capitalized lease expense in the current year due to the wind-down of capital projects at the properties.

•
Impairment was $24.8 million in the current period, and we had no impairment charge in the same period last year. The 2017 charge reflects a reduction in the fair value of one hotel reflecting a third-party offer to purchase the hotel.

•
Corporate expenses decreased $1.5 million, primarily reflecting a change in stock compensation expense. We did not have a Chief Executive Officer for a portion of the current period, resulting in lower compensation expense compared to the same period last year. Additionally, awards granted in the current period have a different vesting period for time-based stock grants compared to the awards granted last year.

•	Depreciation and amortization expense decreased $1.3 million, including a $1.5 million net reduction in expense for sold hotels.

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

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended March 31,
	2017			2016
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net loss	$(36,141)			$(5,081)
Noncontrolling interests	590			519
Preferred dividends	(6,279)			(6,279)
Preferred distributions - consolidated joint venture	(360)			(360)
Net loss attributable to FelCor common stockholders	(42,190)			(11,201)
Less: Dividends declared on unvested restricted stock	(37)			(38)
Basic and diluted earnings per share data	(42,227)	137,778	$(0.31)	(11,239)	139,678	$(0.08)
Depreciation and amortization	27,838	—	0.20	29,183	—	0.22
Depreciation, unconsolidated entities and other partnerships	455	—	—	467	—	—
Impairment	24,838	—	0.18	—	—	—
Loss on sale of hotels	666	—	0.01	714	—	—
Noncontrolling interests in FelCor LP	(186)	610	—	(48)	611	—
Dividends declared on unvested restricted stock	37	55	—	38	8	—
Conversion of unvested restricted stock units	—	207	—	—	619	—
FFO*	11,421	138,650	0.08	19,115	140,916	0.14
Hurricane loss	17	—	—	—	—	—
Hurricane loss, unconsolidated entities	4	—	—	—	—	—
Variable stock compensation	—	—	—	761	—	—
Cost of potential transaction	473	—	0.01	—	—	—
Abandoned projects	—	—	—	232	—	—
Pre-opening costs	132	—	—	54	—	—
Adjusted FFO*	$12,047	138,650	$0.09	$20,162	140,916	$0.14

* FFO and Adjusted FFO are attributable to FelCor common stockholders and FelCor LP common unitholders other than FelCor.

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(36,141)	$(5,081)
Depreciation and amortization	27,838	29,183
Depreciation, unconsolidated entities and other partnerships	455	467
Interest expense	19,319	19,732
Interest expense, unconsolidated entities and other partnerships	84	99
Income taxes	547	415
Noncontrolling interests in preferred distributions, consolidated joint venture	(18)	(18)
Noncontrolling interests in other partnerships	404	471
EBITDA*	12,488	45,268
Impairment loss	24,838	—
Hurricane loss	17	—
Hurricane loss, unconsolidated entities	4	—
Loss on sale of hotels	666	714
Amortization of fixed stock and directors’ compensation	1,593	1,935
Cost of potential transaction	473	—
Abandoned projects	—	232
Variable stock compensation	—	761
Pre-opening costs	132	54
Adjusted EBITDA*	40,211	48,964
Adjusted EBITDA from sold hotels	(146)	(5,881)
Same-store Adjusted EBITDA*	$40,065	$43,083

* EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA are attributable to FelCor common stockholders and FelCor LP unitholders other than FelCor.

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Same-store operating revenue:
Room	$144,933	$148,423
Food and beverage	32,074	31,990
Other operating departments	10,415	10,027
Same-store operating revenue	187,422	190,440
Same-store operating expense:
Room	40,669	40,417
Food and beverage	26,221	26,284
Other operating departments	3,533	3,489
Other property-related costs	50,863	51,011
Management and franchise fees	7,424	8,459
Taxes, insurance and lease expense	13,525	12,665
Same-store operating expense	142,235	142,325
Hotel EBITDA	$45,187	$48,115
Hotel EBITDA Margin	24.1%	25.3%

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income (Loss)
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Same-store operating revenue	$187,422	$190,440
Other revenue	408	687
Revenue from sold hotels(a)	274	19,017
Total revenue	188,104	210,144
Same-store operating expense	142,235	142,325
Consolidated hotel lease expense(b)	815	802
Unconsolidated taxes, insurance and lease expense	(438)	(452)
Corporate expenses	6,940	8,400
Depreciation and amortization	27,838	29,183
Impairment	24,838	—
Expenses from sold hotels(a)	128	13,136
Other expenses	1,260	828
Total operating expense	203,616	194,222
Operating income (loss)	$(15,512)	$15,922

(a)
Under GAAP, we include the operating performance for sold hotels in continuing operations in our statements of operations. However, for purposes of our Non-GAAP reporting metrics, we have excluded the results of these hotels to provide a meaningful same-store comparison.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at March 31, 2017, our pro rata share of hotel rooms after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

		Room Count at
	Hotels	March 31, 2017
Consolidated Hotels	38	11,329
Unconsolidated hotel operations	1	171
Total hotels	39	11,500

50% joint ventures	2	(216)
95% joint venture	1	(17)
Pro rata rooms attributed to joint venture partners		(233)
Pro rata share of rooms owned		11,267

Hotel Operating Statistics

	Occupancy (%)			ADR ($)			RevPAR ($)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Same-store Hotels	2017	2016	%Change	2017	2016	%Change	2017	2016	%Change
Embassy Suites Atlanta-Buckhead	73.4	80.9	(9.4)	165.91	159.13	4.3	121.70	128.79	(5.5)
DoubleTree Suites by Hilton Austin	85.3	82.8	3.0	251.65	240.06	4.8	214.75	198.87	8.0
Embassy Suites Birmingham	79.3	80.7	(1.6)	133.91	133.82	0.1	106.25	107.92	(1.6)
The Fairmont Copley Plaza, Boston	62.3	64.0	(2.6)	245.20	252.18	(2.8)	152.80	161.36	(5.3)
Wyndham Boston Beacon Hill	73.1	63.8	14.7	149.02	164.42	(9.4)	108.99	104.87	3.9
Embassy Suites Boston-Marlborough	57.0	64.8	(12.0)	160.42	167.60	(4.3)	91.49	108.56	(15.7)
Sheraton Burlington Hotel & Conference Center	63.6	68.5	(7.2)	91.82	93.17	(1.4)	58.43	63.86	(8.5)
The Mills House Wyndham Grand Hotel, Charleston	77.0	78.1	(1.3)	219.17	205.75	6.5	168.80	160.63	5.1
Embassy Suites Dallas-Love Field	78.9	85.3	(7.4)	153.71	143.51	7.1	121.35	122.36	(0.8)
Embassy Suites Deerfield Beach-Resort & Spa	83.5	88.2	(5.4)	253.56	269.69	(6.0)	211.69	237.96	(11.0)
Embassy Suites Fort Lauderdale 17th Street	87.3	93.4	(6.5)	236.33	231.31	2.2	206.43	215.99	(4.4)
Wyndham Houston-Medical Center Hotel & Suites	77.7	86.0	(9.7)	163.88	159.64	2.7	127.30	137.32	(7.3)
The Knickerbocker- New York	69.5	58.5	18.8	270.32	264.35	2.3	187.97	154.74	21.5
Embassy Suites Los Angeles-International Airport/South	89.8	90.0	(0.2)	171.13	162.70	5.2	153.73	146.41	5.0
Embassy Suites Mandalay Beach-Hotel & Resort	74.4	76.7	(3.0)	186.58	207.31	(10.0)	138.84	158.98	(12.7)
Embassy Suites Miami-International Airport	85.7	91.5	(6.3)	182.81	197.22	(7.3)	156.74	180.41	(13.1)
Embassy Suites Milpitas-Silicon Valley	79.8	80.8	(1.2)	200.18	211.62	(5.4)	159.78	170.92	(6.5)
Embassy Suites Minneapolis-Airport	66.4	68.7	(3.4)	135.95	143.73	(5.4)	90.27	98.80	(8.6)
Embassy Suites Myrtle Beach-Oceanfront Resort	65.6	68.6	(4.3)	129.18	129.48	(0.2)	84.79	88.83	(4.5)
Hilton Myrtle Beach Resort	45.5	48.1	(5.4)	107.81	106.90	0.8	49.11	51.47	(4.6)
Embassy Suites Napa Valley	73.2	79.9	(8.4)	191.45	182.08	5.1	140.15	145.56	(3.7)
Wyndham New Orleans-French Quarter	78.1	73.7	6.0	160.31	155.37	3.2	125.23	114.53	9.3
Morgans New York	75.9	72.9	4.2	184.26	212.76	(13.4)	139.83	155.01	(9.8)
Royalton New York	74.5	76.2	(2.3)	216.27	237.95	(9.1)	161.11	181.40	(11.2)
Embassy Suites Orlando-International Drive South/Convention Center	81.2	88.1	(7.9)	186.16	176.25	5.6	151.10	155.36	(2.7)
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	89.9	92.3	(2.6)	162.75	165.40	(1.6)	146.32	152.60	(4.1)
Wyndham Philadelphia Historic District	59.8	55.0	8.7	124.29	125.93	(1.3)	74.29	69.26	7.3
Sheraton Philadelphia Society Hill Hotel	56.4	55.0	2.4	151.09	151.24	(0.1)	85.16	83.24	2.3
Embassy Suites Phoenix-Biltmore	77.0	78.0	(1.3)	229.70	243.29	(5.6)	176.88	189.88	(6.8)
Wyndham Pittsburgh University Center	60.8	55.4	9.8	131.56	132.08	(0.4)	80.05	73.21	9.4
Wyndham San Diego Bayside	79.2	77.5	2.2	157.83	137.19	15.0	124.99	106.31	17.6
Embassy Suites San Francisco Airport-South San Francisco	85.5	85.4	0.1	200.19	197.13	1.6	171.15	168.39	1.6
Embassy Suites San Francisco Airport-Waterfront	84.7	85.3	(0.7)	214.24	204.40	4.8	181.36	174.25	4.1
Holiday Inn San Francisco-Fisherman’s Wharf	84.9	82.0	3.6	185.45	194.67	(4.7)	157.53	159.58	(1.3)
San Francisco Marriott Union Square	83.3	88.6	(6.0)	321.37	319.58	0.6	267.59	283.21	(5.5)
Wyndham Santa Monica at the Pier	84.1	87.8	(4.2)	255.78	258.44	(1.0)	215.04	226.83	(5.2)
Embassy Suites Secaucus-Meadowlands	60.2	54.6	10.2	167.01	171.47	(2.6)	100.48	93.62	7.3
The Vinoy Renaissance St. Petersburg Resort & Golf Club	86.2	88.2	(2.2)	264.31	256.26	3.1	227.86	225.92	0.9
Same-store Hotels	75.0	75.9	(1.2)	189.63	189.76	(0.1)	142.15	143.97	(1.3)

Hotel Portfolio
The following table provides room counts for the hotels in which we held an ownership interest at March 31, 2017.

Consolidated Hotels	Rooms
Embassy Suites Atlanta-Buckhead	316
DoubleTree Suites by Hilton Austin	188
Embassy Suites Birmingham	242
The Fairmont Copley Plaza, Boston	383
Wyndham Boston Beacon Hill	304
Embassy Suites Boston-Marlborough	229
Sheraton Burlington Hotel & Conference Center	309
The Mills House Wyndham Grand Hotel, Charleston	216
Embassy Suites Dallas-Love Field	248
Embassy Suites Deerfield Beach-Resort & Spa	244
Embassy Suites Fort Lauderdale 17th Street	361
Wyndham Houston-Medical Center Hotel & Suites	287
Embassy Suites Los Angeles-International Airport/South	349
Embassy Suites Mandalay Beach-Hotel & Resort	250
Embassy Suites Miami-International Airport	318
Embassy Suites Milpitas-Silicon Valley	266
Embassy Suites Minneapolis-Airport	310
Embassy Suites Myrtle Beach-Oceanfront Resort	255
Hilton Myrtle Beach Resort	385
Embassy Suites Napa Valley	205
Wyndham New Orleans-French Quarter	374
The Knickerbocker New York(a)	330
Morgans New York	117
Royalton New York	168
Embassy Suites Orlando-International Drive South/Convention Center	244
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	229
Wyndham Philadelphia Historic District	364
Sheraton Philadelphia Society Hill Hotel	364
Embassy Suites Phoenix-Biltmore	232
Wyndham Pittsburgh University Center	251
Wyndham San Diego Bayside	600
Embassy Suites San Francisco Airport-South San Francisco	312
Embassy Suites San Francisco Airport-Waterfront	340
Holiday Inn San Francisco-Fisherman’s Wharf	585
San Francisco Marriott Union Square	400
Wyndham Santa Monica At the Pier	132
Embassy Suites Secaucus-Meadowlands(b)	261
The Vinoy Renaissance St. Petersburg Resort & Golf Club	361
11,329
Unconsolidated Hotel
Chateau LeMoyne-French Quarter, New Orleans(b)	171

(a)	We own a 95% interest in this property.

(b)	We own a 50% interest in this property.

Liquidity and Capital Resources
Operating Activities
For the three months ended March 31, 2017, RevPAR at our same-store hotels decreased 1.3%, as compared to the same period in 2016, driven by a 1.2% decrease in occupancy and a 0.1% decrease in ADR. We expect our RevPAR will increase 0.5% to 2.5% during 2017, as compared to 2016, primarily from higher ADR, and our operations will generate $142 million to $152 million of cash flow in 2017.
At March 31, 2017, we had $50.2 million of cash and cash equivalents, including $27.6 million held by third-party management companies. During the first three months of 2017, our operations (primarily hotel operations) provided $26.0 million in cash compared to $19.7 million for the same period last year. In the current period, Wyndham paid $3.9 million more under its annual adjusted net operating income guaranty compared to the same period last year. Additionally, our increased operating cash flow reflects a change in the timing of property taxes made for certain properties.
Investing Activities
During the three months ended March 31, 2017, cash used in investing activities was $22.6 million compared to $17.6 million during the same period last year. Through March 31, 2017, we have spent $5.5 million more on renovation and redevelopment projects at our hotels compared to the same period last year.
Any future renovations and redevelopments will be funded using operating cash flow, cash on hand and borrowings under our line of credit.
We expect to have gross proceeds of $92 million from the sale of two hotels in the third quarter.
Financing Activities
During the three months ended March 31, 2017, cash used in financing activities was $434,000, $3.4 million less than cash used for the same period last year.
In 2015, our Board approved a stock repurchase program, under which we may spend up to $100 million repurchasing shares of our common stock through October 2017, in accordance with applicable securities laws and other restrictions. During the first three months of 2016, we repurchased 2.9 million shares of common stock for $19.2 million (including commissions) at an average price of $6.49 per share. We did not repurchase any shares during the first three months of 2017. Since the program was authorized, FelCor has repurchased 6.6 million shares for a total of $44.8 million (including commissions) at an average share price of $6.78 per share.
In the current period, we repaid $13.2 million more in debt borrowings and drew $2.0 million less on our line of credit compared to the same period last year.
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

As discussed herein, on April 23, 2017, we entered into a Merger Agreement with RLJ, pending shareholder approval. We expect to incur significant costs in connection with the completion of the mergers.
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
Interest Rate Caps. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at March 31, 2016. We did not designate the interest rate cap as a hedge, and it had an insignificant fair value at March 31, 2016, resulting in no significant impact on earnings. We had no outstanding interest rate caps at March 31, 2017 or December 31, 2016.
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

Disclosure Regarding Forward-Looking Statements
The information presented herein may contain forward-looking statements. These forward-looking statements, which are based on current expectations, estimates and projections about the industry and markets in which FelCor and RLJ operate and beliefs of and assumptions made by FelCor management and RLJ management, involve significant risks and uncertainties, which are difficult to predict and are not guarantees of future performances, that could significantly affect the financial results of FelCor or RLJ or the combined company. Words such as “projects,” “will,” “could,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecast,” “guidance,” “outlook,” “may,” and “might” and variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. Such forward-looking statements may include, but are not limited to, statements about the anticipated benefits of the proposed merger between FelCor and RLJ, including future financial and operating results, the attractiveness of the value to be received by FelCor stockholders, the attractiveness of the value to be received by RLJ, the combined company’s plans, objectives, expectations and intentions, the timing of future events, anticipated administrative and operating synergies, the anticipated impact of the merger on net debt ratios, cost of capital, future dividend payment rates, forecasts of FFO accretion, projected capital improvements, expected sources of financing, and descriptions relating to these expectations. All statements that address operating performance, events or developments that FelCor expects or anticipates will occur in the future - including statements relating to expected synergies, improved liquidity and balance sheet strength - are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. FelCor’s ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although FelCor believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, FelCor can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may materially and adversely affect FelCor’s or the combined company’s business, financial condition, liquidity, results of operations and prospects, as well as the ability to make distributions to shareholders, include, but are not limited to: (i) national, regional and local economic climates, (ii) changes in the real estate industry, financial markets and interest rates, or to the business or financial condition of either company or business, (iii) increased or unanticipated competition for the companies’ properties, (iv) risks associated with acquisitions, including the integration of the combined companies’ businesses, (v) the potential liability for the failure to meet regulatory requirements, including the maintenance of REIT status, (vi) availability of financing and capital, (vii) risks associated with achieving expected revenue synergies or cost savings, (viii) risks associated with the companies’ ability to consummate the merger and the timing of the closing of the merger, (ix) the outcome of any claims and litigation involving or affecting either company, (x) applicable regulatory changes, and (xi) those additional risks and factors discussed in reports filed with the SEC by FelCor and RLJ from time to time, including those discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and our and RLJ’s other filings with the SEC. Neither FelCor nor RLJ, except as required by law, undertakes any duty to update any forward-looking statements appearing in this document or any other document, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Important Information for Investors and Stockholders
In connection with the proposed Mergers described elsewhere in this Quarterly Report on Form 10-Q, RLJ expects to file with the SEC a registration statement on Form S-4 that will include a joint proxy statement of RLJ and FelCor that also constitutes a prospectus of RLJ, which joint proxy statement/prospectus will be mailed or otherwise disseminated to RLJ shareholders and FelCor stockholders when it becomes available. RLJ and FelCor also plan to file other relevant documents with the SEC regarding the proposed transaction. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/

PROSPECTUS AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. You may obtain a free copy of the joint proxy statement/prospectus and other relevant documents (if and when they become available) filed by RLJ and FelCor with the SEC at the SEC’s website at www.sec.gov. Copies of the documents filed by RLJ with the SEC will be available free of charge on RLJ’s website at www.rljlodgingtrust.com or by emailing RLJ Investor Relations at ir@rljlodgingtrust.com or calling 301-280-7774. Copies of the documents filed by FelCor with the SEC will be available free of charge on FelCor’s website at www.felcor.com or by contacting FelCor Investor Relations at asalami@felcor.com or calling 972-444-4967.
This document shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.

Participants in the Solicitation
RLJ and FelCor and their respective trustees, directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the proposed merger. You can find information about RLJ’s executive officers and trustees in RLJ’s definitive proxy statement filed with the SEC on March 28, 2017 in connection with its 2017 annual meeting of shareholders and in Form 4s of RLJ’s trustees and executive officers filed with the SEC. You can find information about FelCor’s executive officers and directors in FelCor’s Form 10-K/A filed with the SEC on April 28, 2017 and in Form 4s of FelCor’s directors and executive officers filed with the SEC. Additional information regarding the interests of such potential participants will be included in the joint proxy statement/prospectus and other relevant documents filed with the SEC, if and when they become available. You may obtain free copies of these documents from RLJ or FelCor using the sources indicated above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
At March 31, 2017, approximately 84% of our consolidated debt bears fixed-rate interest.
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
Expected Maturity Date
at March 31, 2017
(dollars in thousands)

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$2,724	$2,954	$3,106	$3,245	$3,432	$1,134,115	$1,149,576	$1,202,762
Average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	5.70%	5.69%
Floating-rate:
Debt	$85,000	—	$135,000	—	—	—	$220,000	$219,212
Average interest rate (a)	4.31%	—	4.81%	—	—	—	4.62%
Total debt	$87,724	$2,954	$138,106	$3,245	$3,432	$1,134,115	$1,369,576
Average interest rate	4.33%	4.95%	4.82%	4.95%	4.95%	5.70%	5.52%
Unamortized debt issuance costs							$(15,389)
Debt, net of unamortized debt issuance costs							$1,354,187

(a)	The average floating interest rate considers the implied forward rates in the yield curve at March 31, 2017.

Item 4.	Controls and Procedures.
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

PART II – OTHER INFORMATION

Item 1A.    Risk Factors.
Risks Related to the Mergers
The Mergers are subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the Mergers or adversely impact our ability to complete the transactions.

The completion of the Mergers is subject to the satisfaction or waiver of a number of conditions. In addition, under circumstances specified in the Merger Agreement, we or RLJ may terminate the Merger Agreement. In particular, completion of the Mergers requires (i) the approval of the REIT Merger by our common stockholders, or the REIT Merger Proposal, and (ii) the approval of the proposed issuance of RLJ common shares in connection with the REIT Merger by RLJ’s common shareholders, or the RLJ Share Issuance Proposal. If either of these required votes is not obtained at the applicable special meeting (including any adjournment or postponement thereof), either we or RLJ may terminate the Merger Agreement. While it is currently anticipated that the Mergers will be completed promptly following our stockholder meeting to approve the REIT Merger Proposal and RLJ’s shareholder meeting to approve the RLJ Share Issuance Proposal, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied. Accordingly, we cannot provide any assurances with respect to the timing of the closing of the Mergers, whether the Mergers will be completed at all and when FelCor’s stockholders would receive the consideration for the Mergers, if at all.

Failure to consummate the Mergers as currently contemplated or at all could adversely affect the price of our stock and our future business and financial results.

Completion of the Mergers is subject to the satisfaction or waiver of a number of conditions, including approval by RLJ’s shareholders of the RLJ Share Issuance Proposal and approval by FelCor’s stockholders of the REIT Merger Proposal. We cannot guarantee when or if these conditions will be satisfied or that the Mergers will be successfully completed. The consummation of the Mergers may be delayed, the Mergers may be consummated on terms different than those contemplated by the Merger Agreement, or the Mergers may not be consummated at all. If the Mergers are not completed, or are completed on different terms than as contemplated by the Merger Agreement, we could be adversely affected and subject to a variety of risks associated with the failure to complete the Mergers, or to complete the Mergers as contemplated by the Merger Agreement, including the following:

•	our stockholders may be prevented from realizing the anticipated benefits of the Mergers;

•	the market price of our stock could decline significantly;

•	we may experience reputational harm due to the adverse perception of any failure to successfully complete the Mergers;

•	we may be required, under certain circumstances, to pay to RLJ a termination fee or expense amount;

•	we may incur substantial costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•
the attention of our management and employees may be diverted from their day-to-day business and operational matters and our relationships with our hotel properties may be disrupted as a result of efforts relating to attempting to consummate the Mergers.

Any delay in the consummation of the Mergers or any uncertainty about the consummation of the Mergers on terms other than those contemplated by the Merger Agreement, or if the Mergers are not completed, could materially adversely affect our business, financial results and share price.

If the Mergers do not occur, we may incur significant payment obligations to RLJ.

Under the terms of the Merger Agreement, we may be required to pay to RLJ a termination fee of $39 million or pay RLJ an expense amount equal to $20 million if the Merger Agreement is terminated under certain circumstances. Circumstances that may require the payment by us of the termination fee include the following: (i) if we terminate to enter into a superior proposal; (ii) if an acquisition proposal to us is pending and the Merger Agreement is terminated because (a) the REIT Merger Proposal was not approved by our stockholders or (b) of a material uncured breach, and, with respect to each of clauses (a) and (b), within 12 months we consummate an acquisition proposal; and (iii) if our Board changes its recommendation regarding the REIT Merger Proposal in a manner adverse to RLJ or we enter into an alternative acquisition agreement (with respect to an acquisition proposal or superior proposal). Circumstances that may require the payment by us of the expense amount include the following: (i) if RLJ terminates the Merger Agreement because the REIT Merger Proposal was not approved by our stockholders and (ii) if RLJ terminates the Merger Agreement due only to our material uncured breach. If we pay the expense amount and subsequently become obligated to pay the termination fee, the termination fee will be reduced by the amount of the previously paid expense amount. For purposes of these termination provisions, the term “acquisition proposal” means a proposal for more than 50% of FelCor and the term “superior proposal” means a proposal for more than 50% of FelCor that our Board determines in good faith is more favorable to FelCor and our stockholders from a financial point of view than the transactions contemplated by the Merger Agreement.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expense amount that may become payable in certain circumstances under the Merger Agreement.

We have incurred substantial expenses related to the Mergers and expect to incur additional expenses.

We have incurred substantial legal, accounting, financial advisory and other costs, and our management team has devoted considerable time and effort in connection with the Mergers. We may incur significant additional costs in connection with the completion of the Mergers or in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to the other costs we have already incurred. If the Mergers are not completed, we will separately bear certain fees and expenses associated with the Mergers without realizing the benefits of the Mergers. If the Mergers are completed, the combined company expects to incur substantial expenses in connection with integrating the business, operations, network, systems, technologies, policies and procedures of the two companies. The fees and expenses may be significant and could have an adverse impact on the combined company’s results of operations.

Although we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond the control of either RLJ or FelCor that could affect the total amount or the timing of the integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the Mergers could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the Mergers.

The pendency of the Mergers could adversely affect our business and operations.

In connection with the pending Mergers, some of our current or prospective hotel management companies or lenders may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers. These restrictions may prevent us from pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede our growth which could negatively impact our revenue, earnings and cash flows. Additionally, the pendency of the Mergers may make it more difficult for us to effectively retain and incentivize key personnel.

An adverse judgment in any litigation challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.

It is possible that our stockholders may file lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the consummation of the Mergers in the expected timeframe, or may prevent the Mergers from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Following the Mergers, the combined company may be unable to integrate RLJ’s business and FelCor’s business successfully and realize the anticipated synergies and other expected benefits of the Mergers on the anticipated timeframe or at all.

The Mergers involve the combination of two companies that currently operate as independent public companies. The combined company expects to benefit from the elimination of duplicative costs associated with supporting a public company platform and the resulting economies of scale. These savings are expected to be realized upon full integration, which is expected to occur in 2018. The combined company will be required to devote significant management attention and resources to the integration of RLJ’s and FelCor’s business practices and operations. The potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully combine RLJ’s and FelCor’s business in a manner that permits it to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with integrating personnel from the two companies;

•	the complexities of combining two companies with different histories, cultures, geographic footprints and hotel properties;

•	potential unknown liabilities and unforeseen increased expenses, delays or conditions associated with the Mergers; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in its operations, services, standards, controls, policies and procedures, any of which could adversely affect the combined company’s ability to deliver exceptional service to its hotel guests, to maintain relationships with its guests, vendors and employees, to achieve the anticipated benefits of the Mergers, or could otherwise materially and adversely affect its business and financial results.

Because the number of common shares of RLJ exchanged per share of our common stock is fixed and will not be adjusted in the event of any change in RLJ’s share price or FelCor’s stock price, the value of the RLJ common shares issued by RLJ and received by FelCor’s stockholders may be higher or lower at the closing of the Mergers than when the Merger Agreement was executed.

Upon the consummation of the REIT Merger, each share of our common stock (other than shares, if any, held by RLJ, any of RLJ’s subsidiaries or any wholly-owned subsidiaries of FelCor) will be converted into 0.362 common shares of RLJ, or the Common Exchange Ratio, and each share of FelCor Series A Preferred Stock will be converted into one Series A Preferred Share of RLJ, or the Preferred Exchange Ratio. The Common Exchange Ratio and the Preferred Exchange Ratio are referred to herein as the “Exchange Ratios.” The Exchange Ratios are fixed in the Merger Agreement and will not be adjusted for changes in the market price of either RLJ’s common shares or our common stock. Changes in the market price of RLJ’s common shares prior to the REIT Merger will affect the market value of the consideration that our stockholders will receive on the closing date of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond the control of either RLJ or FelCor), including the following factors:

•	market reaction to the announcement of the Mergers;

•	changes in RLJ’s or FelCor’s respective businesses, operations, assets, liabilities and prospects;

•	changes in market assessments of the business, operations, financial position and prospects of either RLJ or FelCor or the combined company;

•	market assessments of the likelihood that the Mergers will be completed;

•	interest rates, general market and economic conditions and other factor generally affecting the market prices of RLJ’s common shares and our common stock;

•	the actual or perceived impact of U.S. monetary policy;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and RLJ operate; and

•	other factors beyond the control of either RLJ or FelCor, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of RLJ’s common shares at the closing of the REIT Merger may vary from its price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus to be prepared in connection with the Mergers, and on the dates of the RLJ’s and FelCor’s special meetings. As a result, the market value of the consideration for the REIT Merger represented by the Common Exchange Ratio also will vary.

Therefore, while the number of RLJ common shares to be issued per share of our common stock is fixed, our stockholders cannot be sure of the market value of the consideration they will receive upon completion of the Mergers. Neither we nor RLJ have the right to terminate the Merger Agreement based on an increase or decrease in the market price of RLJ’s common shares.

The REIT Merger and related transactions are subject to approval by RLJ’s shareholders and FelCor’s stockholders.

The REIT Merger cannot be completed unless (i) FelCor’s stockholders approve the REIT Merger Proposal by the affirmative vote of the holders of at least a majority of all outstanding shares of FelCor common stock and (ii) RLJ’s shareholders approve the RLJ Share Issuance Proposal by the affirmative vote of a majority of the votes cast. If shareholder approval is not obtained by FelCor’s stockholders or RLJ’s shareholders, the REIT Merger and related transactions cannot be completed.

If the Mergers are not consummated by December 28, 2017 (unless extended under certain circumstances), we or RLJ may terminate the Merger Agreement.

Either we or RLJ may terminate the Merger Agreement under certain circumstances, including if the Mergers have not been consummated by December 28, 2017. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the cause of, or resulted in, the failure to consummate the Mergers.

The combined company’s future results will suffer if it does not effectively manage its expanded operations following the Mergers.

Following the Mergers, RLJ and FelCor expect that the combined company will expand its operations through additional acquisitions of properties, some of which may involve complex challenges. The combined company’s future success will depend, in part, upon its ability to manage its expansion opportunities, which may pose substantial challenges for it to integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that the combined company’s expansion or acquisition opportunities will be successful, or that it will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The market price of RLJ’s common shares may decline as a result of the Mergers and the market price of RLJ’s common shares after the consummation of the Mergers may be affected by factors different from those affecting the price of RLJ’s common shares or our common stock before the Mergers.

The market price of RLJ’s common shares may decline as a result of the Mergers if the combined company does not achieve the perceived benefits of the Mergers or the effect of the Mergers on the combined company’s financial results is not consistent with the expectations of financial or industry analysts.

In addition, upon consummation of the Mergers, RLJ’s shareholders and FelCor’s stockholders will own interests in the combined company operating an expanded business with a different mix of properties, risks and liabilities. RLJ’s current shareholders and FelCor’s current stockholders may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their RLJ common shares. If, following the effective time of the Mergers, large amounts of RLJ common shares are sold, the price of RLJ common shares could decline.

Further, the combined company’s results of operations, as well as the market price of RLJ common shares after the Mergers may be affected by factors in addition to those currently affecting RLJ’s or FelCor’s results of operations and the market prices of RLJ common shares and our common stock, particularly the increase in the combined company’s leverage compared to that in place for RLJ and FelCor today, and other differences in assets and capitalization. Accordingly, RLJ’s and FelCor’s historical market prices and financial results may not be indicative of these matters for the combined company after the Mergers.

Item 6.    Exhibits.
The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated April 23, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., Rangers Sub I, LLC, Rangers Sub II, LP, FelCor Lodging Trust Incorporated (“FelCor”), and FelCor Lodging Limited Partnership (“FLLP”) (filed as Exhibit 2.1 to FelCor’s and FLLP’s Form 8-K, dated April 23, 2017, and incorporated herein by reference).

10.1
Form of Amendment to Change in Control and Severance Agreement, dated as of April 23, 2017, by and between FelCor and each of Steven R. Goldman, Troy A. Pentecost, Thomas C. Hendrick, Michael C. Hughes, and Jonathan H. Yellen (filed as Exhibit 10.1 FelCor’s Form 8-K, dated April 23, 2017, and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) FelCor’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016; (iii) FelCor’s Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 and 2016; (iv) FelCor’s Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; (v) FelCor LP’s Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (vi) FelCor LP’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016; (vii) FelCor LP’s Consolidated Statements of Partners’ Capital for the three months ended March 31, 2017 and 2016; (viii) FelCor LP’s Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (ix) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED
a Maryland corporation

Date: May 9, 2017	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Treasurer

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: May 9, 2017	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Treasurer