Form 10-Q
period 2017-06-30
FelCor Lodging Trust Inc; FelCor Lodging LP
filed 2017-08-09
CIK 923603, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

At August 4, 2017, FelCor Lodging Trust Incorporated had issued and outstanding 138,421,753 shares of common stock.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended June 30, 2017, combines the filings for FelCor Lodging Trust Incorporated, or FelCor, and FelCor Lodging Limited Partnership, or FelCor LP. Where it is important to distinguish between the two, we either refer specifically to FelCor or FelCor LP. Otherwise we use the terms “we” or “our” to refer to FelCor and FelCor LP, collectively (including their consolidated subsidiaries), unless the context indicates otherwise.

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

i

FELCOR LODGING TRUST INCORPORATED and
FELCOR LODGING LIMITED PARTNERSHIP

ii

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	June 30, 2017	December 31, 2016
Assets
Investment in hotels, net of accumulated depreciation of $932,184 and $932,886 at June 30, 2017 and December 31, 2016, respectively	$1,448,346	$1,566,823
Investment in unconsolidated entities	7,657	8,312
Hotels held for sale	77,937	—
Cash and cash equivalents	58,135	47,317
Restricted cash	24,199	19,491
Accounts receivable, net of allowance for doubtful accounts of $184 and $177 at June 30, 2017 and December 31, 2016, respectively	43,923	42,080
Deferred expenses, net of accumulated amortization of $3,895 and $2,959 at June 30, 2017 and December 31, 2016, respectively	3,591	4,527
Other assets	20,240	18,542
Total assets	$1,684,028	$1,707,092

Liabilities and Equity
Debt, net of unamortized debt issuance costs of $14,803 and $15,967 at June 30, 2017 and December 31, 2016, respectively	$1,360,071	$1,338,326
Distributions payable	14,887	14,858
Accrued expenses and other liabilities	135,792	116,437
Total liabilities	1,510,750	1,469,621
Commitments and contingencies
Redeemable noncontrolling interests in FelCor LP, 610 units issued and outstanding at June 30, 2017 and December 31, 2016	4,400	4,888
Equity:
Preferred stock, $0.01 par value, 20,000 shares authorized:
Series A Cumulative Convertible Preferred Stock, 12,879 shares, liquidation value of $321,987, issued and outstanding at June 30, 2017 and December 31, 2016	309,337	309,337
Common stock, $0.01 par value, 200,000 shares authorized; 138,412 and 137,990 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,384	1,380
Additional paid-in capital	2,580,539	2,576,988
Accumulated deficit	(2,774,178)	(2,706,408)
Total FelCor stockholders’ equity	117,082	181,297
Noncontrolling interests in other partnerships	7,365	7,503
Preferred equity in consolidated joint venture, liquidation value of $45,373 and $44,667 at June 30, 2017 and December 31, 2016, respectively	44,431	43,783
Total equity	168,878	232,583
Total liabilities and equity	$1,684,028	$1,707,092

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2017 and 2016
(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Hotel operating revenue	$219,116	$236,761	$406,812	$446,218
Other revenue	1,324	1,145	1,732	1,832
Total revenues	220,440	237,906	408,544	448,050
Expenses:
Hotel departmental expenses	75,711	81,379	146,144	158,817
Other property-related costs	52,220	56,007	103,075	111,573
Management and franchise fees	7,726	8,501	15,276	17,726
Taxes, insurance and lease expense	15,454	14,864	29,356	28,446
Corporate expenses	6,281	6,047	13,221	14,447
Depreciation and amortization	27,528	29,177	55,366	58,360
Impairment	10,271	6,333	35,109	6,333
Other expenses	7,331	2,142	8,591	2,970
Total operating expenses	202,522	204,450	406,138	398,672
Operating income	17,918	33,456	2,406	49,378
Interest expense, net	(19,416)	(19,907)	(38,702)	(39,627)
Other gains, net	100	100	100	100
Income (loss) before equity in income from unconsolidated entities	(1,398)	13,649	(36,196)	9,851
Equity in income from unconsolidated entities	648	726	518	572
Income (loss) from continuing operations before income tax	(750)	14,375	(35,678)	10,423
Income tax	(503)	25	(1,050)	(390)
Income (loss) from continuing operations before loss on sale of hotels	(1,253)	14,400	(36,728)	10,033
Loss on sale of hotels	(207)	(630)	(873)	(1,344)
Net income (loss) and comprehensive income (loss)	(1,460)	13,770	(37,601)	8,689
Net loss attributable to noncontrolling interests in other partnerships	33	16	437	487
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	35	(31)	221	17
Preferred distributions - consolidated joint venture	(367)	(364)	(727)	(724)
Net income (loss) and comprehensive income (loss) attributable to FelCor	(1,759)	13,391	(37,670)	8,469
Preferred dividends	(6,279)	(6,279)	(12,558)	(12,558)
Net income (loss) attributable to FelCor common stockholders	$(8,038)	$7,112	$(50,228)	$(4,089)
Basic and diluted per common share data:
Net income (loss)	$(0.06)	$0.05	$(0.36)	$(0.03)
Basic weighted average common shares outstanding	137,866	138,182	137,820	138,930
Diluted weighted average common shares outstanding	137,866	138,678	137,820	138,930

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2017 and 2016
(unaudited, in thousands, except for per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Other Partnerships	Preferred Equity in Consolidated Joint Venture	Total Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2015	12,879	$309,337	141,808	$1,418	$2,567,515	$(2,618,117)	$7,806	$43,186	$311,145
Repurchase of common stock	—	—	(4,133)	(41)	—	(27,386)	—	—	(27,427)
Issuance of stock awards	—	—	648	6	728	—	—	—	734
Cumulative effect of change in accounting for stock compensation forfeitures	—	—	—	—	185	(185)	—	—	—
Stock awards - amortization	—	—	—	—	3,677	—	—	—	3,677
Stock compensation shares withheld	—	—	(98)	(1)	—	(591)	—	—	(592)
Allocation to redeemable noncontrolling interests	—	—	—	—	563	—	—	—	563
Contribution from noncontrolling interests	—	—	—	—	—	—	530	—	530
Distribution to noncontrolling interests	—	—	—	—	—	—	(1)	—	(1)
Dividends declared:
$0.12 per common share	—	—	—	—	—	(16,666)	—	—	(16,666)
$0.975 per Series A preferred share	—	—	—	—	—	(12,558)	—	—	(12,558)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(724)	(724)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	597	597
Net income (loss) and comprehensive income (loss) (attributable to FelCor and noncontrolling interests in other partnerships)	—	—	—	—	—	8,469	(487)	724	8,706
Balance at June 30, 2016	12,879	$309,337	138,225	$1,382	$2,572,668	$(2,667,034)	$7,848	$43,783	$267,984
Balance at December 31, 2016	12,879	$309,337	137,990	$1,380	$2,576,988	$(2,706,408)	$7,503	$43,783	$232,583
Issuance of stock awards	—	—	541	5	180	—	—	—	185
Stock awards - amortization	—	—	—	—	3,178	—	—	—	3,178
Stock compensation shares withheld	—	—	(119)	(1)	—	(880)	—	—	(881)
Allocation to redeemable noncontrolling interests	—	—	—	—	193	—	—	—	193
Contribution from noncontrolling interests	—	—	—	—	—	—	299	—	299
Dividends declared:
$0.12 per common share	—	—	—	—	—	(16,662)	—	—	(16,662)
$0.975 per Series A preferred share	—	—	—	—	—	(12,558)	—	—	(12,558)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(727)	(727)
Issuance of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	648	648
Net income (loss) and comprehensive income (loss) (attributable to FelCor and noncontrolling interests in other partnerships)	—	—	—	—	—	(37,670)	(437)	727	(37,380)
Balance at June 30, 2017	12,879	$309,337	138,412	$1,384	$2,580,539	$(2,774,178)	$7,365	$44,431	$168,878

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(37,601)	$8,689
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,366	58,360
Loss on sale of hotels and other assets, net	773	1,244
Amortization of deferred financing fees	2,100	1,897
Amortization of fixed stock and directors’ compensation	2,988	3,627
Equity in income from unconsolidated entities	(518)	(572)
Distributions of income from unconsolidated entities	333	339
Impairment	35,109	6,333
Changes in assets and liabilities:
Accounts receivable	(6,781)	(10,599)
Other assets	(1,873)	(5,255)
Accrued expenses and other liabilities	17,353	7,502
Net cash flow provided by operating activities	67,249	71,565
Cash flows from investing activities:
Improvements and additions to hotels	(41,921)	(31,909)
Net payments related to asset sales	(1,296)	(1,461)
Change in restricted cash	(4,709)	(6,004)
Insurance proceeds	—	94
Distributions from unconsolidated entities in excess of earnings	840	386
Net cash flow used in investing activities	(47,086)	(38,894)
Cash flows from financing activities:
Proceeds from borrowings	51,000	50,000
Repayment of borrowings	(30,419)	(27,145)
Payment of deferred financing fees	—	(12)
Distributions paid to noncontrolling interests	—	(1)
Contributions from noncontrolling interests	299	530
Distributions paid to FelCor LP limited partners	(74)	(75)
Distributions paid to preferred stockholders	(12,558)	(12,558)
Repurchase of common stock	—	(27,427)
Stock compensation withholding	(881)	(592)
Preferred distributions - consolidated joint venture	(729)	(729)
Distributions paid to common stockholders	(16,631)	(16,848)
Net proceeds from issuance of preferred equity - consolidated joint venture	648	597
Net cash flow used in financing activities	(9,345)	(34,260)
Effect of exchange rate changes on cash	—	(9)
Net change in cash and cash equivalents	10,818	(1,598)
Cash and cash equivalents at beginning of periods	47,317	59,786
Cash and cash equivalents at end of periods	$58,135	$58,188
Supplemental cash flow information – interest paid, net of capitalized interest	$36,984	$37,581
Supplemental cash flow information – income taxes paid	$1,105	$105

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2017	2016
Assets
Investment in hotels, net of accumulated depreciation of $932,184 and $932,886 at June 30, 2017 and December 31, 2016, respectively	$1,448,346	$1,566,823
Investment in unconsolidated entities	7,657	8,312
Hotels held for sale	77,937	—
Cash and cash equivalents	58,135	47,317
Restricted cash	24,199	19,491
Accounts receivable, net of allowance for doubtful accounts of $184 and $177 at June 30, 2017 and December 31, 2016, respectively	43,923	42,080
Deferred expenses, net of accumulated amortization of $3,895 and $2,959 at June 30, 2017 and December 31, 2016, respectively	3,591	4,527
Other assets	20,240	18,542
Total assets	$1,684,028	$1,707,092

Liabilities and Partners’ Capital
Debt, net of unamortized debt issuance costs of $14,803 and $15,967 at June 30, 2017 and December 31, 2016, respectively	$1,360,071	$1,338,326
Distributions payable	14,887	14,858
Accrued expenses and other liabilities	135,792	116,437
Total liabilities	1,510,750	1,469,621
Commitments and contingencies
Redeemable units, 610 units issued and outstanding at June 30, 2017 and December 31, 2016	4,400	4,888
Capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879 units issued and outstanding at June 30, 2017 and December 31, 2016	309,337	309,337
Common units, 138,412 and 137,990 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively	(192,255)	(128,040)
Total FelCor LP partners’ capital	117,082	181,297
Noncontrolling interests	7,365	7,503
Preferred capital in consolidated joint venture	44,431	43,783
Total partners’ capital	168,878	232,583
Total liabilities and partners’ capital	$1,684,028	$1,707,092

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2017 and 2016
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Hotel operating revenue	$219,116	$236,761	$406,812	$446,218
Other revenue	1,324	1,145	1,732	1,832
Total revenues	220,440	237,906	408,544	448,050
Expenses:
Hotel departmental expenses	75,711	81,379	146,144	158,817
Other property-related costs	52,220	56,007	103,075	111,573
Management and franchise fees	7,726	8,501	15,276	17,726
Taxes, insurance and lease expense	15,454	14,864	29,356	28,446
Corporate expenses	6,281	6,047	13,221	14,447
Depreciation and amortization	27,528	29,177	55,366	58,360
Impairment	10,271	6,333	35,109	6,333
Other expenses	7,331	2,142	8,591	2,970
Total operating expenses	202,522	204,450	406,138	398,672
Operating income	17,918	33,456	2,406	49,378
Interest expense, net	(19,416)	(19,907)	(38,702)	(39,627)
Other gains, net	100	100	100	100
Income (loss) before equity in income from unconsolidated entities	(1,398)	13,649	(36,196)	9,851
Equity in income from unconsolidated entities	648	726	518	572
Income (loss) from continuing operations before income tax	(750)	14,375	(35,678)	10,423
Income tax	(503)	25	(1,050)	(390)
Income (loss) from continuing operations before loss on sale of hotels	(1,253)	14,400	(36,728)	10,033
Loss on sale of hotels	(207)	(630)	(873)	(1,344)
Net income (loss) and comprehensive income (loss)	(1,460)	13,770	(37,601)	8,689
Net loss attributable to noncontrolling interests	33	16	437	487
Preferred distributions - consolidated joint venture	(367)	(364)	(727)	(724)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP	(1,794)	13,422	(37,891)	8,452
Preferred distributions	(6,279)	(6,279)	(12,558)	(12,558)
Net income (loss) attributable to FelCor LP common unitholders	$(8,073)	$7,143	$(50,449)	$(4,106)
Basic and diluted per common unit data:
Net income (loss)	$(0.06)	$0.05	$(0.36)	$(0.03)
Basic weighted average common units outstanding	138,476	138,793	138,430	139,541
Diluted weighted average common units outstanding	138,476	139,289	138,430	139,541

Distributions per common unit	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2017 and 2016
(unaudited, in thousands)

	Preferred Units	Common Units	Noncontrolling Interests	Preferred Capital in Consolidated Joint Venture	Total Partners’ Capital
Balance at December 31, 2015	$309,337	$(49,184)	$7,806	$43,186	$311,145
Repurchase of common units	—	(27,427)	—	—	(27,427)
FelCor restricted stock compensation	—	3,819	—	—	3,819
Contributions	—	—	530	—	530
Distributions	—	(29,299)	(1)	(724)	(30,024)
Allocation to redeemable units	—	655	—	—	655
Issuance of preferred capital - consolidated joint venture	—	—	—	597	597
Net income (loss) and comprehensive income (loss)	—	8,452	(487)	724	8,689
Balance at June 30, 2016	$309,337	$(92,984)	$7,848	$43,783	$267,984

Balance at December 31, 2016	$309,337	$(128,040)	$7,503	$43,783	$232,583
FelCor restricted stock compensation	—	2,482	—	—	2,482
Contributions	—	—	299	—	299
Distributions	—	(29,294)	—	(727)	(30,021)
Allocation to redeemable units	—	488	—	—	488
Issuance of preferred capital - consolidated joint venture	—	—	—	648	648
Net income (loss) and comprehensive income (loss)	—	(37,891)	(437)	727	(37,601)
Balance at June 30, 2017	$309,337	$(192,255)	$7,365	$44,431	$168,878

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(37,601)	$8,689
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,366	58,360
Loss on sale of hotels and other assets, net	773	1,244
Amortization of deferred financing fees	2,100	1,897
Amortization of fixed stock and directors’ compensation	2,988	3,627
Equity in income from unconsolidated entities	(518)	(572)
Distributions of income from unconsolidated entities	333	339
Impairment	35,109	6,333
Changes in assets and liabilities:
Accounts receivable	(6,781)	(10,599)
Other assets	(1,873)	(5,255)
Accrued expenses and other liabilities	17,353	7,502
Net cash flow provided by operating activities	67,249	71,565
Cash flows from investing activities:
Improvements and additions to hotels	(41,921)	(31,909)
Net payments related to asset sales	(1,296)	(1,461)
Change in restricted cash	(4,709)	(6,004)
Insurance proceeds	—	94
Distributions from unconsolidated entities in excess of earnings	840	386
Net cash flow used in investing activities	(47,086)	(38,894)
Cash flows from financing activities:
Proceeds from borrowings	51,000	50,000
Repayment of borrowings	(30,419)	(27,145)
Payment of deferred financing fees	—	(12)
Distributions paid to noncontrolling interests	—	(1)
Contributions from noncontrolling interests	299	530
Distributions paid to FelCor LP limited partners	(74)	(75)
Distributions paid to preferred unitholders	(12,558)	(12,558)
Repurchase of common units	—	(27,427)
FelCor stock compensation withholding	(881)	(592)
Preferred distributions - consolidated joint venture	(729)	(729)
Distributions paid to common unitholders	(16,631)	(16,848)
Net proceeds from issuance of preferred capital - consolidated joint venture	648	597
Net cash flow used in financing activities	(9,345)	(34,260)
Effect of exchange rate changes on cash	—	(9)
Net change in cash and cash equivalents	10,818	(1,598)
Cash and cash equivalents at beginning of periods	47,317	59,786
Cash and cash equivalents at end of periods	$58,135	$58,188
Supplemental cash flow information – interest paid, net of capitalized interest	$36,984	$37,581
Supplemental cash flow information – income taxes paid	$1,105	$105

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, is a Maryland corporation operating as a real estate investment trust, or REIT. FelCor is the sole general partner of, and the owner of a greater than 99.5% partnership interest in, FelCor Lodging Limited Partnership, or FelCor LP, through which we held ownership interests in 39 hotels as of June 30, 2017, two of which were held for sale. At June 30, 2017, we had an aggregate of 139,021,939 shares and units outstanding, consisting of 138,411,756 shares of FelCor common stock and 610,183 FelCor LP units not owned by FelCor. Felcor LP is a variable interest entity of FelCor.
Of our 37 hotels as of June 30, 2017 (excluding the two hotels held for sale), we owned 100% interests in 34 hotels, a 95% interest in one hotel (The Knickerbocker) and 50% interests in entities owning two hotels. We consolidate our real estate interests in the 35 hotels in which we hold majority interests, and we record the real estate interests of the two hotels in which we hold indirect 50% interests using the equity method. We lease 36 of the 37 hotels to our taxable REIT subsidiaries, of which we own a controlling interest. We operate one 50% owned hotel without a lease. Because we own controlling interests in our operating lessees, we consolidate our interests in all 36 leased hotels (which we refer to as our Consolidated Hotels) and reflect their operating revenues and expenses in our statements of operations and comprehensive income (loss). We own 50% of the real estate interest in one Consolidated Hotel (we account for our real estate interest in this hotel by the equity method) and majority real estate interests in our remaining 35 Consolidated Hotels (we consolidate our real estate interests in these hotels).
The following table reflects the distribution by brand of our 36 Consolidated Hotels at June 30, 2017:

Brand	Hotels	Rooms
Embassy Suites by Hilton®	18	4,982
Wyndham® and Wyndham Grand®	8	2,528
Marriott® and Renaissance®	2	761
Holiday Inn®	1	585
DoubleTree by Hilton® and Hilton®	3	802
Sheraton®	2	673
Fairmont®	1	383
The Knickerbocker®	1	330
Total	36	11,044
At June 30, 2017, our Consolidated Hotels were located in 14 states, with concentrations in California (10 hotels), Florida (six hotels) and Massachusetts (three hotels). We generated approximately 61% of our revenue from hotels in these three states during the first six months of 2017.
At June 30, 2017, of our Consolidated Hotels: (i) subsidiaries of Hilton Worldwide managed 20 hotels; (ii) subsidiaries of Wyndham Worldwide managed eight hotels; (iii) subsidiaries of Marriott International managed four hotels; (iv) subsidiaries of InterContinental Hotels Group managed one hotel; (v) Fairmont, a subsidiary of AccorHotels Group, managed one hotel; (vi) a subsidiary of Highgate Hotels managed one hotel; and (vii) Aimbridge Hospitality managed one hotel.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization — (continued)
The information in our consolidated financial statements for the three and six months ended June 30, 2017 and 2016 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2017 and 2016, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair statement of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities
At June 30, 2017 and December 31, 2016, we owned 50% interests in joint ventures that owned two hotels. We also own 50% interests in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services at these locations. We account for our investments in these unconsolidated entities under the equity method. We consolidate all of our majority-owned subsidiaries in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	June 30,	December 31,
	2017	2016
Investment in hotels and other properties, net of accumulated depreciation	$19,817	$20,898
Total assets	$26,777	$27,052
Debt, net of unamortized debt issuance costs	$21,801	$22,065
Total liabilities	$24,960	$24,311
Equity	$1,817	$2,741
Our unconsolidated entities’ debt at June 30, 2017 and December 31, 2016 consisted entirely of non-recourse mortgage debt.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities — (continued)
The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$10,461	$10,175	$15,687	$15,678
Net income	$1,489	$1,644	$1,422	$1,530
Net income attributable to FelCor	$744	$822	$711	$765
Depreciation of cost in excess of book value	(96)	(96)	(193)	(193)
Equity in income from unconsolidated entities	$648	$726	$518	$572
The following table summarizes the components of our investments in unconsolidated entities (in thousands):

	June 30,	December 31,
	2017	2016
Equity basis of hotel joint venture investments	$(4,497)	$(4,533)
Cost of hotel investments in excess of joint venture book value	6,749	6,942
Equity basis of land and condominium joint venture investments	5,405	5,903
Investment in unconsolidated entities	$7,657	$8,312
The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Hotel investments	$575	$653	$1,016	$1,028
Other investments	73	73	(498)	(456)
Equity in income from unconsolidated entities	$648	$726	$518	$572

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt
Consolidated debt consisted of the following (dollars in thousands) at the dates shown:

	Encumbered	Interest	Maturity	June 30,	December 31,
	Hotels	Rate (%)	Date	2017	2016
Senior unsecured notes	—	6.00	June 2025	$475,000	$475,000
Senior secured notes	9	5.625	March 2023	525,000	525,000
Mortgage debt(a)	4	4.95	October 2022	118,971	120,109
Mortgage debt	1	4.94	October 2022	29,903	30,184
Line of credit(b)	7	LIBOR + 2.75	June 2019	141,000	119,000
Mortgage debt(c)	1	LIBOR + 3.00	November 2017	85,000	85,000
Total	22			$1,374,874	$1,354,293
Unamortized debt issuance costs				(14,803)	(15,967)
Debt, net of unamortized debt issuance costs				$1,360,071	$1,338,326

(a)	This debt is comprised of separate non-cross-collateralized loans, each secured by a mortgage encumbering a separate hotel.

(b)	Our line of credit can be extended for one year, subject to satisfying certain conditions. We may borrow up to $400 million under our line of credit.

(c)	This loan can be extended for one year, subject to satisfying certain conditions.

We reported $19.4 million and $19.9 million of interest expense for the three months ended June 30, 2017 and 2016, respectively, which is net of: (i) interest income of $47,000 and $16,000 and (ii) capitalized interest of $429,000 and $205,000, respectively. We reported $38.7 million and $39.6 million of interest expense for the six months ended June 30, 2017 and 2016, respectively, which is net of: (i) interest income of $80,000 and $28,000 and (ii) capitalized interest of $791,000 and $347,000, respectively.

4.	FelCor Capital Stock/FelCor LP Partners’ Capital

During the first six months of 2016, FelCor repurchased 4.1 million shares of common stock for $27.4 million (including commissions) at an average price of $6.61 per share. Since FelCor’s Board of Directors authorized the $100 million repurchase program, which expires October 2017, FelCor has repurchased 6.6 million shares of common stock for $44.8 million (including commissions) at an average price of $6.78 per share. All repurchased shares have been retired and have been re-designated as authorized but unissued.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs
Hotel operating revenue was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Room revenue	$168,772	$181,318	$313,705	$340,394
Food and beverage revenue	37,921	43,697	69,995	83,229
Other operating departments	12,423	11,746	23,112	22,595
Total hotel operating revenue	$219,116	$236,761	$406,812	$446,218
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
Hotel departmental expenses were comprised of the following (in thousands, except for percentages):

	Three Months Ended June 30,
	2017		2016
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$43,483	19.8%	$44,748	18.9%
Food and beverage	28,281	12.9	32,592	13.8
Other operating departments	3,947	1.9	4,039	1.7
Total hotel departmental expenses	$75,711	34.6%	$81,379	34.4%

	Six Months Ended June 30,
	2017		2016
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$84,161	20.7%	$87,447	19.6%
Food and beverage	54,503	13.4	63,548	14.2
Other operating departments	7,480	1.8	7,822	1.8
Total hotel departmental expenses	$146,144	35.9%	$158,817	35.6%

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property-Related Costs — (continued)
Other property-related costs were comprised of the following amounts (in thousands, except for percentages):

	Three Months Ended June 30,
	2017		2016
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$18,919	8.6%	$21,042	8.9%
Marketing	18,407	8.4	19,157	8.1
Repair and maintenance	8,665	4.0	9,391	4.0
Utilities	6,229	2.8	6,417	2.7
Total other property-related costs	$52,220	23.8%	$56,007	23.7%

	Six Months Ended June 30,
	2017		2016
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$37,482	9.2%	$41,500	9.3%
Marketing	35,779	8.8	38,030	8.5
Repair and maintenance	17,494	4.3	19,096	4.3
Utilities	12,320	3.0	12,947	2.9
Total other property-related costs	$103,075	25.3%	$111,573	25.0%
Wyndham guarantees minimum levels of annual net operating income at each of the hotels it manages for us. We recorded $2.4 million and $1.5 million with respect to the pro rata portions of the projected aggregate full-year guaranties for the six months ended June 30, 2017 and 2016, respectively (of which $1.4 million and $1.5 million is attributable to the three months ended June 30, 2017 and 2016, respectively). We record these amounts as a reduction of Wyndham's contractual management and other fees.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Taxes, Insurance and Lease Expense
Taxes, insurance and lease expense were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Hotel lease expense(a)	$1,430	$1,359	$2,245	$2,161
Land lease expense(b)	3,685	3,757	7,089	7,019
Real estate and other taxes	8,532	7,784	16,447	15,359
Property insurance, general liability insurance and other	1,807	1,964	3,575	3,907
Total taxes, insurance and lease expense	$15,454	$14,864	$29,356	$28,446

(a)
We record hotel lease expense for the consolidated operating lessees of hotels owned by unconsolidated entities and partially offset this expense through noncontrolling interests in other partnerships (generally 49%). We record our 50% share of the corresponding lease income through equity in income (loss) from unconsolidated entities. We include in hotel lease expense percentage rent of $615,000 and $557,000 for the three and six months ended June 30, 2017 and 2016, respectively.

(b)
We include in land lease expense percentage rent of $1.6 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.9 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively.

7.	Impairment Charges
Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally, and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components for purposes of determining impairment charges.
We test for impairment on our hotels to be held and used whenever changes in circumstances indicate a hotel’s carrying value may not be recoverable. We conduct the test using undiscounted cash flows for the shorter of the hotel’s estimated hold period or its remaining useful life. When testing for recoverability of hotels held for investment, we use projected cash flows over its expected hold period. Those hotels held for investment that fail the impairment test are written down to their then current estimated fair value, before any selling costs, and we continue to depreciate the hotels over their remaining useful lives. Hotels classified as held for sale are measured at the lower of carrying amount or estimated fair value, less estimated selling costs.
In March 2017, we recorded a $24.8 million impairment charge for a hotel. The impairment charge was based on both third-party offers to purchase the hotel and observable market data on a price per room basis from transactions involving hotels in similar locations (a Level 2 input under authoritative guidance for fair value measurements).
In June 2017, two hotels, including the hotel impaired during the first quarter of 2017, were classified as held for sale. The basis for these hotels had previously been written down to reflect the respective fair market value of the properties based on both third-party offers to purchase the hotels and observable market data on a price per room basis from transactions involving hotels in similar locations (a Level 2 input under authoritative guidance for fair value measurements). During the current period, we recorded additional impairment charges of $10.3 million for these hotels to reflect the current contract prices less estimated costs of sales.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Impairment Charges — (continued)
In June 2016, we recorded a $6.3 million impairment charge, based on an accepted third-party offer to purchase a hotel (a Level 2 input under authoritative guidance for fair value measurements) at a price below our previously estimated fair market value for the property. The hotel was subsequently sold in the third quarter of 2016.
We may record additional impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period for additional hotels.

8.	Hotel Dispositions
At June 30, 2017, we had two hotels held for sale, both of which were subsequently sold in the third quarter of 2017. In 2016, we sold two hotels. We included operations for the held for sale and sold hotels in income (loss) from continuing operations as shown in the statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, as disposition of these hotels does not represent a strategic shift in our business. Additionally, we included selling costs, which we expense as they are incurred, in the gain (loss) on the sale of hotels.
We designate a hotel as held for sale when the sale is probable within the next twelve months. Generally, we consider a sale to be probable when a buyer completes its due diligence review, we have an executed contract for sale and we have received a substantial non-refundable deposit.
The following table includes condensed financial information primarily related to the two hotels held for sale at June 30, 2017 and the hotels sold in 2016 included in continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Hotel operating revenue	$7,197	$24,026	$12,773	$48,859
Operating expenses	(18,687)	(28,569)	(51,935)	(51,633)
Operating loss from continuing operations	(11,490)	(4,543)	(39,162)	(2,774)
Loss on sale of hotels	(207)	(630)	(873)	(1,344)
Net loss	(11,697)	(5,173)	(40,035)	(4,118)
Net loss attributable to redeemable noncontrolling interests in FelCor LP	50	22	172	18
Net loss attributable to FelCor	$(11,647)	$(5,151)	$(39,863)	$(4,100)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income (Loss) Per Share/Unit
The following tables set forth the computation of basic and diluted income (loss) per share/unit (in thousands, except per share/unit data):
FelCor Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to FelCor	$(1,759)	$13,391	$(37,670)	$8,469
Less: Preferred dividends	(6,279)	(6,279)	(12,558)	(12,558)
Less: Dividends declared on unvested restricted stock	(36)	(35)	(73)	(73)
Numerator for basic and diluted income (loss) attributable to FelCor common stockholders	$(8,074)	$7,077	$(50,301)	$(4,162)
Denominator:
Denominator for basic income (loss) per share	137,866	138,182	137,820	138,930
FelCor restricted stock units, less shares assumed purchased at market	—	496	—	—
Denominator for diluted income (loss) per share	137,866	138,678	137,820	138,930
Basic and diluted income (loss) per share data:
Net income (loss)	$(0.06)	$0.05	$(0.36)	$(0.03)

FelCor LP Income (Loss) Per Unit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to FelCor LP	$(1,794)	$13,422	$(37,891)	$8,452
Less: Preferred distributions	(6,279)	(6,279)	(12,558)	(12,558)
Less: Distributions declared on FelCor unvested restricted stock	(36)	(35)	(73)	(73)
Numerator for basic and diluted income (loss) attributable to FelCor common unitholders	$(8,109)	$7,108	$(50,522)	$(4,179)
Denominator:
Denominator for basic income (loss) per unit	138,476	138,793	138,430	139,541
FelCor restricted stock units, less shares assumed purchased at market	—	496	—	—
Denominator for diluted income (loss) per unit	138,476	139,289	138,430	139,541
Basic and diluted income (loss) per unit data:
Net income (loss)	$(0.06)	$0.05	$(0.36)	$(0.03)

The income (loss) attributable to FelCor/FelCor LP share/unit in the above calculations includes the net loss on sale of hotels attributable to FelCor/FelCor LP.

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

Securities that could potentially dilute earnings (loss) per share/unit in the future that were not included in the computation of diluted income (loss) per share/unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Series A convertible preferred shares/units	9,984	9,984	9,984	9,984
FelCor restricted stock units, less shares assumed purchased at market	287	—	239	451

Series A preferred dividends (distributions) that would be excluded from net income (loss) attributable to FelCor common stockholders (or FelCor LP common unitholders), if these preferred shares/units were dilutive, were $6.3 million for the three months ended June 30, 2017 and 2016, and $12.6 million for the six months ended June 30, 2017 and 2016.

We grant our executive officers restricted stock units each year, which provides them with the potential to earn shares of our common stock. We amortize the fixed cost of these grants over the vesting period. We calculate the potential dilutive impact of these awards on our earnings per share using the treasury stock method.

10.	Fair Value of Financial Instruments

We base disclosures about fair value of our financial instruments on pertinent information available to management as of June 30, 2017 and December 31, 2016. We exercise considerable judgment when interpreting market data and developing estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

We base our estimates of the fair value of: (i) cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses on their carrying values due to their relatively short maturity; (ii) our debt for which trading prices are publicly available on observable market data (a Level 2 input) (that debt had an estimated fair value of $1.1 billion and $1.0 billion at June 30, 2017 and December 31, 2016, respectively); and (iii) our debt for which trading prices are not publicly available on a discounted cash flow model using effective borrowing rates for debt with similar terms, loan to estimated fair value of collateral and remaining maturities (a Level 3 input) (that debt had an estimated fair value of $384.6 million and $364.6 million at June 30, 2017 and December 31, 2016, respectively). The estimated fair value of all our debt was $1.4 billion at June 30, 2017 and December 31, 2016. The carrying value of our debt was $1.4 billion and $1.3 billion at June 30, 2017 and December 31, 2016, respectively.

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
At June 30, 2017 and December 31, 2016, we carried 610,183 outstanding limited partnership units at $4.4 million and $4.9 million, respectively. We base the value of these outstanding units on the closing price of FelCor’s common stock at June 30, 2017 ($7.21 per share) and December 31, 2016 ($8.01 per share).

Changes in redeemable noncontrolling interests (or redeemable units) for the six months ended June 30, 2017 and 2016 are shown below (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Balance at beginning of period	$4,888	$4,464
Redemption value allocation	(193)	(563)
Distributions paid to unitholders	(74)	(75)
Net loss	(221)	(17)
Balance at end of period	$4,400	$3,809

12.    Consolidated Joint Venture Preferred Equity/Capital
Our joint venture that redeveloped The Knickerbocker raised $45.0 million through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers receive a 3.25% current annual return (which increases to 8% if we do not redeem this equity interest before the fifth anniversary of its issuance), plus a 0.25% non-compounding annual return payable at redemption. Through June 30, 2017, the venture received $45.0 million in gross proceeds ($44.4 million net of issuance costs), including $650,000 in gross proceeds received in the first six months of 2017 and $600,000 in gross proceeds received in the first six months of 2016.
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
Because of the rules and regulations governing the pension trust, we have paid $1.7 million through June 30, 2017 (of which $570,000 was paid in the six months ended June 30, 2017) and expect to continue making such payments, on a quarterly basis, while the dispute is ongoing, subject to an overall contribution limit corresponding to the amount sought by the pension trust. While we aggressively oppose the pension trust’s position, we believe that resolution of this matter may not occur until mid-2018. Accordingly, in the third quarter of 2016, we accrued approximately $2.3 million for payments to be made through that time. The accrual recorded in the third quarter of 2016, in addition to payments made prior to that time, was recorded as a loss on the sale of hotels included in discontinued operations (because it primarily relates to hotels sold prior to 2013).
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
Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted but not before the original effective date (for annual reporting periods beginning after December 15, 2016). The Company will adopt this guidance on January 1, 2018, on a modified retrospective basis. Based on the company’s assessment of this standard, it is not expected to have a material effect on the amount of revenue, or the timing of recognizing revenue, from our hotel operations.
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
The Merger Agreement provides for the merger of an indirect wholly-owned subsidiary of the Operating Partnership with and into FelCor LP, with FelCor LP surviving as a wholly-owned subsidiary of the Operating Partnership (the “Partnership Merger”), and immediately thereafter, the merger of FelCor with and into another wholly-owned subsidiary of the Operating Partnership, with such subsidiary surviving as a wholly-owned subsidiary of the Operating Partnership (the “REIT Merger” and, together with the Partnership Merger, the “Mergers”). The Mergers are expected to close on or about August 31, 2017.
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
In connection with the Mergers, each outstanding share of FelCor restricted stock and each outstanding restricted stock unit of FelCor will vest in accordance with the applicable award agreement, and the holders of such vested shares will receive common shares of RLJ in exchange therefor based on the Common Exchange Ratio.

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Proposed Merger — (continued)
The parties to the Merger Agreement have made certain customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including a “no-shop” provision. The completion of the Mergers is subject to customary closing conditions, including the approval of the REIT Merger by FelCor’s stockholders and approval of the issuance of RLJ common shares by RLJ’s shareholders. The Merger Agreement may be terminated under certain circumstances, including by either party if the Mergers have not been consummated on or before December 28, 2017. In connection with the termination of the Merger Agreement under specified circumstances, RLJ may be required to pay to FelCor a termination fee of $95 million or reimburse FelCor’s transaction expenses in an amount equal to $20 million, or FelCor may be required to pay to RLJ a termination fee of $39 million or reimburse RLJ’s transaction expenses in an amount equal to $20 million. If either party pays the expense reimbursement amount and subsequently becomes obligated to pay the termination fee, the termination fee is reduced by the expense reimbursement amount previously paid.
Through the six months ended June 30, 2017, we have incurred $6.3 million in transaction costs primarily related to the proposed merger, including $5.8 million incurred during the three months ended June 30, 2017 (of which $5.6 million was accrued at June 30, 2017). The costs are included in other expenses in our statement of operations.
Four putative class actions have been filed by purported stockholders of FelCor challenging the Mergers. The first suit, styled as George Assad v. FelCor Lodging Trust Inc., et al., No. 1:17-cv-01744-ELH, was filed in the United States District Court for the District of Maryland on June 26, 2017 and is against FelCor, its directors (including Steven R. Goldman, who is also an officer), FelCor LP, RLJ, the Operating Partnership, the REIT Merger Sub, and the Partnership Merger Sub (the “Assad Lawsuit”). The second suit, styled as Martin Johnson v. FelCor Lodging Trust Inc., et al., No. 1:17-cv-01786-ELH, was filed in the United States District Court for the District of Maryland on June 28, 2017, and is against FelCor and its directors (including Steven R. Goldman, who is also an officer) (the “Johnson Lawsuit”). The third suit, styled as Sachs Investment Group v. FelCor Lodging Trust Inc., et al., No. 1:17-cv-01933-ELH, was filed in the United States District Court for the District of Maryland on July 11, 2017, and is against FelCor and its directors (including Steven R. Goldman, who is also an officer) (the “Sachs Lawsuit”). The fourth suit, styled as Judy G. Bagheri v. FelCor Lodging Trust Inc., et al., No. 3:17-cv-01892-C, was filed in the United States District Court for the Northern District of Texas on July 17, 2017 and is against FelCor, its directors (including Steven R. Goldman, who is also an officer), FelCor LP, RLJ, the Operating Partnership, the REIT Merger Sub, and the Partnership Merger Sub (the “Bagheri Lawsuit,” and with the Assad, Johnson, and Sachs Lawsuits, the “Lawsuits”).

The Lawsuits allege that FelCor and its directors violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by disseminating a false and misleading Form S-4 containing a joint proxy statement/prospectus. The Lawsuits further allege that FelCor's directors violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act. The Assad and Bagheri Lawsuits further allege that RLJ violated Section 20(a) of the Exchange Act.

The Lawsuits seek, among other things, injunctive relief preventing the parties from consummating the Mergers, rescission of the transactions contemplated by the Merger Agreement should they be consummated, and litigation costs, including attorneys’ fees. The Johnson Lawsuit and Sachs Lawsuit also seek damages to be awarded to the plaintiff and any class in the event the transactions contemplated by the Merger Agreement are consummated. The Assad Lawsuit also seeks injunctive relief directing the defendants to disseminate a true and complete joint proxy statement/prospectus and

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Proposed Merger — (continued)
declaratory relief that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder.

We dispute the allegations raised in the Lawsuits and will vigorously defend ourselves and related defendants. Because these matters are in the early stages, the timing and resolution of them is uncertain.

In connection with the proposed Mergers, RLJ has filed with the SEC a registration statement on Form S-4 (File No. 333-218439), and RLJ and FelCor have filed with the SEC a definitive joint proxy statement/prospectus, which was first mailed to security holders of RLJ and FelCor on July 18, 2017. RLJ and FelCor also filed a supplement to the joint proxy statement/prospectus on August 7, 2017 and plan to file other relevant documents with the SEC regarding the proposed transaction. See “Important Information for Investors and Stockholders” and “Participants in the Solicitation” included elsewhere in this Quarterly Report on Form 10-Q. The Mergers are subject to certain risks and uncertainties, and we cannot assure you that we will be able to complete the Mergers on the expected timeline or at all. See “Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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
FELCOR LODGING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2017
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotels	$—	$366,763	$1,081,583	$—	$1,448,346
Equity investment in consolidated entities	1,129,658	—	—	(1,129,658)	—
Investment in unconsolidated entities	2,252	4,209	1,196	—	7,657
Hotels held for sale	—	77,937	—	—	77,937
Cash and cash equivalents	14,681	41,341	2,113	—	58,135
Restricted cash	—	18,503	5,696	—	24,199
Accounts receivable, net	2,887	39,442	1,594	—	43,923
Deferred expenses, net	—	—	3,591	—	3,591
Other assets	6,591	9,920	3,729	—	20,240
Total assets	$1,156,069	$558,115	$1,099,502	$(1,129,658)	$1,684,028

Debt, net	$986,573	$—	$408,991	$(35,493)	$1,360,071
Distributions payable	14,765	—	122	—	14,887
Accrued expenses and other liabilities	33,249	92,683	9,860	—	135,792

Total liabilities	1,034,587	92,683	418,973	(35,493)	1,510,750

Redeemable units, at redemption value	4,400	—	—	—	4,400

Preferred units	309,337	—	—	—	309,337
Common units	(192,255)	466,348	627,817	(1,094,165)	(192,255)
Total FelCor LP partners’ capital	117,082	466,348	627,817	(1,094,165)	117,082
Noncontrolling interests	—	(916)	8,281	—	7,365
Preferred capital in consolidated joint venture	—	—	44,431	—	44,431
Total partners’ capital	117,082	465,432	680,529	(1,094,165)	168,878
Total liabilities and partners’ capital	$1,156,069	$558,115	$1,099,502	$(1,129,658)	$1,684,028

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

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2017
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$219,116	$—	$—	$219,116
Percentage lease revenue	—	—	46,486	(46,486)	—
Other revenue	36	1,146	142	—	1,324
Total revenues	36	220,262	46,628	(46,486)	220,440

Expenses:
Hotel operating expenses	—	135,657	—	—	135,657
Taxes, insurance and lease expense	66	55,630	6,244	(46,486)	15,454
Corporate expenses	—	3,396	2,885	—	6,281
Depreciation and amortization	116	10,712	16,700	—	27,528
Impairment	—	10,271	—	—	10,271
Other expenses	5,844	1,412	75	—	7,331
Total operating expenses	6,026	217,078	25,904	(46,486)	202,522
Operating income	(5,990)	3,184	20,724	—	17,918
Interest expense, net	(14,405)	23	(5,034)	—	(19,416)
Other gains, net	—	—	100	—	100
Loss before equity in income from unconsolidated entities	(20,395)	3,207	15,790	—	(1,398)
Equity in income from consolidated entities	18,056	—	—	(18,056)	—
Equity in income from unconsolidated entities	575	84	(11)	—	648
Loss from continuing operations before income tax	(1,764)	3,291	15,779	(18,056)	(750)
Income tax	(30)	(473)	—	—	(503)
Loss from continuing operations before loss on sale of hotels	(1,794)	2,818	15,779	(18,056)	(1,253)
Loss on sale of hotels	—	(126)	(81)	—	(207)
Net loss and comprehensive loss	(1,794)	2,692	15,698	(18,056)	(1,460)
Loss attributable to noncontrolling interests	—	(6)	39	—	33
Preferred distributions - consolidated joint venture	—	—	(367)	—	(367)
Net loss and comprehensive loss attributable to FelCor LP	(1,794)	2,686	15,370	(18,056)	(1,794)
Preferred distributions	(6,279)	—	—	—	(6,279)
Net loss attributable to FelCor LP common unitholders	$(8,073)	$2,686	$15,370	$(18,056)	$(8,073)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$236,761	$—	$—	$236,761
Percentage lease revenue	—	—	46,953	(46,953)	—
Other revenue	1	1,022	122	—	1,145
Total revenues	1	237,783	47,075	(46,953)	237,906

Expenses:
Hotel operating expenses	—	145,887	—	—	145,887
Taxes, insurance and lease expense	26	56,112	5,679	(46,953)	14,864
Corporate expenses	—	3,360	2,687	—	6,047
Depreciation and amortization	93	12,030	17,054	—	29,177
Impairment	—	6,333	—	—	6,333
Other expenses	187	1,661	294	—	2,142
Total operating expenses	306	225,383	25,714	(46,953)	204,450
Operating income	(305)	12,400	21,361	—	33,456
Interest expense, net	(14,601)	9	(5,315)	—	(19,907)
Other gains, net	—	—	100	—	100
Income before equity in income from unconsolidated entities	(14,906)	12,409	16,146	—	13,649
Equity in income from consolidated entities	27,974	—	—	(27,974)	—
Equity in income from unconsolidated entities	652	85	(11)	—	726
Income from continuing operations before income tax	13,720	12,494	16,135	(27,974)	14,375
Income tax	(48)	73	—	—	25
Income from continuing operations before loss on sale of hotels	13,672	12,567	16,135	(27,974)	14,400
Loss on sale of hotels	(250)	(300)	(80)	—	(630)
Net income and comprehensive income	13,422	12,267	16,055	(27,974)	13,770
Loss attributable to noncontrolling interests	—	(57)	73	—	16
Preferred distributions - consolidated joint venture	—	—	(364)	—	(364)
Net income and comprehensive income attributable to FelCor LP	13,422	12,210	15,764	(27,974)	13,422
Preferred distributions	(6,279)	—	—	—	(6,279)
Net income attributable to FelCor LP common unitholders	$7,143	$12,210	$15,764	$(27,974)	$7,143

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2017
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$406,812	$—	$—	$406,812
Percentage lease revenue	—	—	84,530	(84,530)	—
Other revenue	39	1,490	203	—	1,732
Total revenues	39	408,302	84,733	(84,530)	408,544

Expenses:
Hotel operating expenses	—	264,495	—	—	264,495
Taxes, insurance and lease expense	106	101,582	12,198	(84,530)	29,356
Corporate expenses	—	7,025	6,196	—	13,221
Depreciation and amortization	231	21,570	33,565	—	55,366
Impairment	—	35,109	—	—	35,109
Other expenses	6,317	2,152	122	—	8,591
Total operating expenses	6,654	431,933	52,081	(84,530)	406,138
Operating income	(6,615)	(23,631)	32,652	—	2,406
Interest expense, net	(28,857)	37	(9,882)	—	(38,702)
Other gains, net	—	—	100	—	100
Loss before equity in income from unconsolidated entities	(35,472)	(23,594)	22,870	—	(36,196)
Equity in loss from consolidated entities	(3,379)	—	—	3,379	—
Equity in income from unconsolidated entities	1,016	(475)	(23)	—	518
Loss from continuing operations before income tax	(37,835)	(24,069)	22,847	3,379	(35,678)
Income tax	(56)	(994)	—	—	(1,050)
Loss from continuing operations before loss on sale of hotels	(37,891)	(25,063)	22,847	3,379	(36,728)
Loss on sale of hotels	—	(652)	(221)	—	(873)
Net loss and comprehensive loss	(37,891)	(25,715)	22,626	3,379	(37,601)
Loss attributable to noncontrolling interests	—	260	177	—	437
Preferred distributions - consolidated joint venture	—	—	(727)	—	(727)
Net loss and comprehensive loss attributable to FelCor LP	(37,891)	(25,455)	22,076	3,379	(37,891)
Preferred distributions	(12,558)	—	—	—	(12,558)
Net loss attributable to FelCor LP common unitholders	$(50,449)	$(25,455)	$22,076	$3,379	$(50,449)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)

FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$446,218	$—	$—	$446,218
Percentage lease revenue	—	—	90,498	(90,498)	—
Other revenue	187	1,454	191	—	1,832
Total revenues	187	447,672	90,689	(90,498)	448,050

Expenses:
Hotel operating expenses	—	288,116	—	—	288,116
Taxes, insurance and lease expense	53	107,595	11,296	(90,498)	28,446
Corporate expenses	—	7,695	6,752	—	14,447
Depreciation and amortization	144	24,027	34,189	—	58,360
Impairment	—	6,333	—	—	6,333
Other expenses	419	2,213	338	—	2,970
Total operating expenses	616	435,979	52,575	(90,498)	398,672
Operating income	(429)	11,693	38,114	—	49,378
Interest expense, net	(29,262)	18	(10,383)	—	(39,627)
Other gains, net	—	—	100	—	100
Income before equity in income from unconsolidated entities	(29,691)	11,711	27,831	—	9,851
Equity in income from consolidated entities	37,841	—	—	(37,841)	—
Equity in income from unconsolidated entities	716	(121)	(23)	—	572
Income from continuing operations before income tax	8,866	11,590	27,808	(37,841)	10,423
Income tax	(164)	(226)	—	—	(390)
Income from continuing operations before loss on sale of hotels	8,702	11,364	27,808	(37,841)	10,033
Loss on sale of hotels	(250)	(757)	(337)	—	(1,344)
Net income and comprehensive income	8,452	10,607	27,471	(37,841)	8,689
Loss attributable to noncontrolling interests	—	313	174	—	487
Preferred distributions - consolidated joint venture	—	—	(724)	—	(724)
Net income and comprehensive income attributable to FelCor LP	8,452	10,920	26,921	(37,841)	8,452
Preferred distributions	(12,558)	—	—	—	(12,558)
Net loss attributable to FelCor LP common unitholders	$(4,106)	$10,920	$26,921	$(37,841)	$(4,106)

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2017
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(33,170)	$41,039	$59,380	$—	$67,249
Investing activities:
Improvements and additions to hotels	5	(12,604)	(29,322)	—	(41,921)
Net payments related to asset sales	(623)	(524)	(149)	—	(1,296)
Change in restricted cash - investing	—	(2,070)	(2,639)	—	(4,709)
Distributions from unconsolidated entities	840	—	—	—	840
Intercompany financing	64,241	—	—	(64,241)	—
Cash flows from investing activities	64,463	(15,198)	(32,110)	(64,241)	(47,086)
Financing activities:
Proceeds from borrowings	—	—	51,000	—	51,000
Repayment of borrowings	—	—	(30,419)	—	(30,419)
Contributions from noncontrolling interests	—	299	—	—	299
Distributions paid to preferred unitholders	(12,558)	—	—	—	(12,558)
Distributions paid to common unitholders	(16,631)	—	—	—	(16,631)
Net proceeds from issuance of preferred capital - consolidated joint venture	—	—	648	—	648
Intercompany financing	—	(13,940)	(50,301)	64,241	—
Other	(955)	—	(729)	—	(1,684)
Cash flows from financing activities	(30,144)	(13,641)	(29,801)	64,241	(9,345)
Change in cash and cash equivalents	1,149	12,200	(2,531)	—	10,818
Cash and cash equivalents at beginning of period	13,532	29,141	4,644	—	47,317
Cash and cash equivalents at end of period	$14,681	$41,341	$2,113	$—	$58,135

FELCOR LODGING TRUST INCORPORATED AND FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    FelCor LP’s Consolidating Financial Information — (continued)
FELCOR LODGING LIMITED PARTNERSHIP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(34,655)	$41,661	$64,559	$—	$71,565
Investing activities:
Improvements and additions to hotels	(7)	(15,093)	(16,809)	—	(31,909)
Net payments related to asset sales	(723)	(533)	(205)	—	(1,461)
Insurance proceeds	—	—	94	—	94
Change in restricted cash - investing	—	(3,540)	(2,464)	—	(6,004)
Distributions from unconsolidated entities	386	—	—	—	386
Intercompany financing	87,950	—	—	(87,950)	—
Cash flows from investing activities	87,606	(19,166)	(19,384)	(87,950)	(38,894)
Financing activities:
Proceeds from borrowings	—	—	50,000	—	50,000
Repayment of borrowings	—	—	(27,145)	—	(27,145)
Payment of deferred financing fees	—	—	(12)	—	(12)
Distributions paid to preferred unitholders	(12,558)	—	—	—	(12,558)
Distributions paid to common unitholders	(16,848)	—	—	—	(16,848)
Repurchase of common units	(27,427)	—	—	—	(27,427)
Distributions paid to noncontrolling interests	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	313	217	—	530
Net proceeds from issuance of preferred capital- consolidated joint venture	—	—	597	—	597
Intercompany financing	—	(17,208)	(70,742)	87,950	—
Other	(667)	—	(729)	—	(1,396)
Cash flows from financing activities	(57,500)	(16,895)	(47,815)	87,950	(34,260)
Effect of exchange rate changes on cash	—	—	(9)	—	(9)
Change in cash and cash equivalents	(4,549)	5,600	(2,649)	—	(1,598)
Cash and cash equivalents at beginning of period	21,219	33,873	4,694	—	59,786
Cash and cash equivalents at end of period	$16,670	$39,473	$2,045	$—	$58,188

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Revenue per available room, or RevPAR, for our 36 same-store hotels decreased 1.0% in the second quarter of 2017 compared to the same period last year, driven by a 0.4% increase in occupancy offset by a 1.4% decrease in average daily rate, or ADR.
In our continuing effort to increase long-term stockholder value, we look for opportunities to redeploy capital to achieve higher returns and strengthen our balance sheet. At June 30, 2017, two hotels were held for sale, both of which sold in the third quarter of 2017. Based on the associated selling costs for the transactions, we recorded additional impairments for the properties totaling $10.3 million in the second quarter of 2017.
On April 23, 2017, FelCor, FelCor LP, RLJ Lodging Trust (“RLJ”), RLJ Lodging Trust, L.P. (the “Operating Partnership”) and certain subsidiaries thereof entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”).
The Merger Agreement provides for the merger of an indirect wholly-owned subsidiary of the Operating Partnership with and into FelCor LP, with FelCor LP surviving as a wholly-owned subsidiary of the Operating Partnership (the “Partnership Merger”), and immediately thereafter, the merger of FelCor with and into another wholly-owned subsidiary of the Operating Partnership, with such subsidiary surviving as a wholly-owned subsidiary of the Operating Partnership (the “REIT Merger” and, together with the Partnership Merger, the “Mergers”).  We expect the Mergers to close on or about August 31, 2017, assuming all conditions to closing are satisfied (including obtaining the requisite approval of the shareholders of both companies at their respective special meetings on August 15, 2017).
When the REIT Merger is effective, each outstanding share of FelCor common stock will be converted into the right to receive 0.362 (the “Common Exchange Ratio”) common shares of RLJ, and each share of FelCor Series A preferred stock will be converted into the right to receive one share of newly created Series A cumulative convertible preferred shares of RLJ, with equivalent terms and conditions as the existing FelCor Series A preferred stock. Each external limited partner of FelCor LP will be entitled to redeem or exchange its outstanding common limited partnership units in FelCor LP for shares of FelCor common stock, which will in turn be converted into the right to receive RLJ common shares. Each outstanding FelCor LP common unit holder who does not make the foregoing election will be converted into the right to receive a number of common limited partnership units in the Operating Partnership based on the Common Exchange Ratio.
In connection with the Mergers, all outstanding FelCor restricted stock and restricted stock units of FelCor will vest in accordance with the applicable award agreements, and the grantees will receive common shares of RLJ in exchange for their newly-vested shares based on the Common Exchange Ratio.
The parties to the Merger Agreement have made certain customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including a “no-shop” provision. The completion of the Mergers is subject to customary closing conditions, including the approval of the REIT Merger by FelCor’s stockholders and approval of the issuance of RLJ common shares by RLJ’s shareholders at special meetings scheduled to be convened on August 15, 2017. The Merger Agreement may be terminated under certain circumstances, including by either party if the Mergers have not been consummated on or before December 28, 2017. In connection with terminating the Merger Agreement under specified circumstances, RLJ may be required to pay to FelCor a termination fee of $95 million or reimburse FelCor’s transaction expenses in an amount equal to $20 million, or FelCor may be required to pay to RLJ a termination fee of $39 million or reimburse RLJ’s transaction expenses in an amount equal to $20 million. If either party pays the expense reimbursement amount and subsequently becomes obligated to pay the termination fee, the termination fee is reduced by the expense reimbursement amount previously paid.
For more information regarding the Mergers and the Merger Agreement, see “Important Information for Investors and Stockholders” and “Participants in the Solicitation” included elsewhere in this Quarterly Report on Form 10-Q. The Mergers are subject to certain risks and uncertainties, and we cannot assure you that we will be able to complete the Mergers on the expected timeline or at all. See “Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations
Comparison of the Three Months ended June 30, 2017 and 2016
For the three months ended June 30, 2017, we recorded a $1.5 million net loss, compared to net income of $13.8 million for the same period last year. Our 2017 net loss includes an impairment charge of $10.3 million related to two hotels held for sale at June 30, 2017 and $5.8 million of transaction costs primarily related to the merger with RLJ. Our 2016 net income includes a $6.3 million impairment charge.
For the three months ended June 30, 2017:

•
Hotel operating revenue decreased $17.6 million, including a $16.8 million net reduction in revenue for held for sale and sold hotels. Excluding these hotels, hotel operating revenue decreased 0.4% from last year. We attribute the decrease primarily to the 1.0% decrease in same-store RevPAR, reflecting a 0.4% increase in occupancy offset by a 1.4% decrease in ADR.

•
Hotel departmental expenses decreased $5.7 million, which includes a $6.3 million net reduction in expense for held for sale and sold hotels. Excluding these hotels, hotel departmental expenses increased to 33.6% of hotel operating revenue from 33.2% for the same period last year, primarily attributable to increased labor costs for certain brands and markets in the current period.

•
Other property-related costs decreased $3.8 million, including a $4.8 million net reduction in expense for held for sale and sold hotels. Excluding these hotels, other property-related costs increased to 23.6% of hotel operating revenue from 23.1% for the same period last year, primarily attributable to a decrease in rates with no significant change in occupancy.

•
Management and franchise fees decreased $775,000, including a $716,000 net reduction in expense for held for sale and sold hotels. Excluding these hotels, these costs decreased to 3.6% of hotel operating revenue from 3.7% for the same period last year. The decrease as a percent of hotel operating revenue is primarily attributable to our new management agreements with Hilton, which shift a substantial portion of fees from base fees as a percent of revenue to incentive fees based on hotel profitability and also eliminate separate franchise fees. The reduction to management fees attributable to Wyndham’s guaranty was $535,000 lower in the current period compared to the same period last year. The decrease in the current period guaranty (which increases base management fees) partially offsets the reduction in management fees due to new management agreements.

•
Taxes, insurance and lease expense increased $590,000, including a $209,000 net reduction in expense for held for sale and sold hotels. Excluding these hotels, these expenses increased to 6.9% of hotel operating revenue from 6.5% for the same period last year. This increase is primarily attributable to increased taxable values for certain hotels in the current period and successful property tax appeals during the same period last year.

•	Depreciation and amortization expense decreased $1.6 million, including a $1.8 million net reduction in expense for held for sale and sold hotels.

•
Impairment was $10.3 million in the current period and $6.3 million for the same period last year. At June 30 2017, two hotels were classified as held for sale. Our basis in these hotels had previously been written down to the respective fair market value for each hotel. During the current period, we recorded an additional impairment to write down the respective bases for these hotels to the applicable contract price, less the estimated selling costs which are comprised primarily of management termination fees, union severance costs, union pension withdrawal fees, and transfer taxes. The 2016 charge resulted from an accepted third-party offer to purchase a hotel, which we subsequently sold in 2016.

•	Other expenses increased $5.2 million from the same period last year. This change is primarily attributable to transaction costs incurred for the merger with RLJ.
Comparison of the Six Months ended June 30, 2017 and 2016
For the six months ended June 30, 2017, we recorded a net loss of $37.6 million, compared to net income of $8.7 million for the same period last year. Our 2017 net loss includes a $35.1 million impairment charge related to two hotels held for sale at June 30, 2017 and $6.3 million of transaction costs primarily related to the merger with RLJ. Our 2016 net income includes a $6.3 million impairment charge.
For the six months ended June 30, 2017:

•
Hotel operating revenue decreased $39.4 million, including a $36.1 million net reduction in revenue for held for sale and sold hotels. Excluding these hotels, hotel operating revenue decreased 0.8% from last year. We attribute the decrease primarily to a 1.0% decrease in same-store RevPAR, reflecting a 0.4% decrease in occupancy and a 0.6% decrease in ADR.

•
Hotel departmental expenses decreased $12.7 million, which includes a $13.4 million net reduction in expense for held for sale and sold hotels. Excluding these hotels, hotel departmental expenses increased to 34.9% of hotel operating revenue from 34.4% for the same period last year, primarily attributable to increased labor costs for certain brands and markets in the current period.

•
Other property-related costs decreased $8.5 million, including a $9.5 million net reduction in expense for held for sale and sold hotels. Excluding these hotels, other property-related costs increased to 25.1% of hotel operating revenue from 24.6% for the same period last year, primarily attributable to a decrease in rates with no significant change in occupancy.

•
Management and franchise fees decreased $2.5 million, including a $1.4 million net reduction in expense for held for sale and sold hotels. Excluding these hotels, these costs decreased to 3.8% of hotel operating revenue from 4.1% for the same period last year. The decrease as a percent of hotel operating revenue is primarily attributable to our new management agreements with Hilton, which shift a substantial portion of fees from base fees as a percent of revenue to incentive fees based on hotel profitability and also eliminate separate franchise fees.

•
Taxes, insurance and lease expense increased $910,000, including a $727,000 net reduction in expense for held for sale and sold hotels. Excluding these hotels, these expenses increased to 7.0% of hotel operating revenue from 6.6% for the same period last year. This increase is primarily attributable to increased taxable values for certain hotels in the current period and successful property tax appeals during the same period last year.

•	Corporate expenses decreased $1.2 million, primarily reflecting cost reduction efforts in general and administrative expenses compared to the same period last year.

•	Depreciation and amortization expense decreased $3.0 million, including a $3.5 million net reduction in expense for held for sale and sold hotels.

•
Impairment was $35.1 million in the current period and $6.3 million for the same period last year. At June 30 2017, two hotels were classified as held for sale. One of these hotels was impaired during the first quarter of 2017 to reflect a reduction in the fair value of the hotel based on a third-party offer to purchase the hotel. During the current period, we recorded an additional impairment for the two hotels to write down the bases of the hotels to reflect the contract prices, less the estimated selling costs which are comprised primarily of management termination fees, union severance costs, union pension withdrawal fees, and transfer taxes. The 2016 charge resulted from an accepted third-party offer to purchase a hotel, which we subsequently sold in 2016.

•	Other expenses increased $5.6 million from the same period last year. This change is primarily attributable to transaction costs incurred for the merger with RLJ.

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

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Three Months Ended June 30,
	2017			2016
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(1,460)			$13,770
Noncontrolling interests	68			(15)
Preferred dividends	(6,279)			(6,279)
Preferred distributions - consolidated joint venture	(367)			(364)
Net income (loss) attributable to FelCor common stockholders	(8,038)			7,112
Less: Dividends declared on unvested restricted stock	(36)			(35)
Basic and diluted earnings per share data	(8,074)	137,866	(0.06)	7,077	138,182	0.05
Restricted stock units	—	—	—	—	496	—
Diluted earnings per share data	(8,074)	137,866	(0.06)	7,077	138,678	0.05
Depreciation and amortization	27,528	—	0.20	29,177	—	0.21
Depreciation, unconsolidated entities and other partnerships	464	—	—	469	—	—
Impairment	10,271	—	0.07	6,333	—	0.05
Loss on sale of hotels	207	—	0.01	630	—	—
Other gains	(100)	—	—	(100)	—	—
Noncontrolling interests in FelCor LP	(35)	610	—	31	611	—
Dividends declared on unvested restricted stock	36	65	—	35	66	—
Conversion of unvested restricted stock units	—	287	—	—	—	—
FFO*	30,297	138,828	0.22	43,652	139,355	0.31
Severance costs	—	—	—	27	—	—
Variable stock compensation	—	—	—	(789)	—	(0.01)
Transaction costs	5,844	—	0.04	—	—	—
Abandoned projects	—	—	—	383	—	0.01
Litigation settlement	—	—	—	650	—	0.01
Pre-opening costs	532	—	—	191	—	—
Adjusted FFO*	$36,673	138,828	$0.26	$44,114	139,355	$0.32

* FFO and Adjusted FFO are attributable to FelCor common stockholders and FelCor LP common unitholders other than FelCor.

Reconciliation of Net Income (Loss) to FFO and Adjusted FFO
(in thousands, except per share data)

	Six Months Ended June 30,
	2017			2016
	Dollars	Shares	Per Share Amount	Dollars	Shares	Per Share Amount
Net income (loss)	$(37,601)			$8,689
Noncontrolling interests	658			504
Preferred dividends	(12,558)			(12,558)
Preferred distributions - consolidated joint venture	(727)			(724)
Net loss attributable to FelCor common stockholders	(50,228)			(4,089)
Less: Dividends declared on unvested restricted stock	(73)			(73)
Basic and diluted earnings per share data	(50,301)	137,820	$(0.36)	(4,162)	138,930	$(0.03)
Depreciation and amortization	55,366	—	0.39	58,360	—	0.42
Depreciation, unconsolidated entities and other partnerships	918	—	0.01	936	—	0.01
Impairment	35,109	—	0.25	6,333	—	0.05
Loss on sale of hotels	873	—	0.01	1,344	—	—
Other gains	(100)	—	—	(100)	—	—
Noncontrolling interests in FelCor LP	(221)	610	—	(17)	611	—
Dividends declared on unvested restricted stock	73	47	—	73	22	—
Conversion of unvested restricted stock units	—	239	—	—	451	—
FFO*	41,717	138,716	0.30	62,767	140,014	0.45
Hurricane loss	17	—	—	—	—	—
Hurricane loss, unconsolidated entities	4	—	—	—	—	—
Severance costs	—	—	—	27	—	—
Variable stock compensation	—	—	—	(27)	—	—
Litigation settlement	—	—	—	650	—	0.01
Transaction costs	6,317	—	0.05	—	—	—
Abandoned projects	—	—	—	615	—	—
Pre-opening costs	665	—	—	245	—	—
Adjusted FFO*	$48,720	138,716	$0.35	$64,277	140,014	$0.46

* FFO and Adjusted FFO are attributable to FelCor common stockholders and FelCor LP common unitholders other than FelCor.

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(1,460)	$13,770	$(37,601)	$8,689
Depreciation and amortization	27,528	29,177	55,366	58,360
Depreciation, unconsolidated entities and other partnerships	464	469	918	936
Interest expense	19,462	19,923	38,782	39,655
Interest expense, unconsolidated entities and other partnerships	81	90	165	190
Income tax	503	(25)	1,050	390
Noncontrolling interests in preferred distributions, consolidated joint venture	(18)	(18)	(36)	(36)
Noncontrolling interests in other partnerships	33	16	437	487
EBITDA*	46,593	63,402	59,081	108,671
Impairment	10,271	6,333	35,109	6,333
Hurricane loss	—	—	17	—
Hurricane loss, unconsolidated entities	—	—	4	—
Loss on sale of hotels	207	630	873	1,344
Other gains	(100)	(100)	(100)	(100)
Amortization of fixed stock and directors’ compensation	1,394	1,693	2,988	3,627
Severance costs	—	27	—	27
Transaction costs	5,844	—	6,317	—
Abandoned projects	—	383	—	615
Variable stock compensation	—	(789)	—	(27)
Litigation settlement	—	650	—	650
Pre-opening costs	532	191	665	245
Adjusted EBITDA*	64,741	72,420	104,954	121,385
Adjusted EBITDA from held for sale and sold hotels	293	(4,516)	2,014	(9,011)
Same-store Adjusted EBITDA*	$65,034	$67,904	$106,968	$112,374

* EBITDA, Adjusted EBITDA and Same-store Adjusted EBITDA are attributable to FelCor common stockholders and FelCor LP unitholders other than FelCor.

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Same-store operating revenue:
Room	$162,792	$164,439	$303,817	$308,439
Food and beverage	36,977	37,501	67,912	68,195
Other operating departments	12,150	10,795	22,310	20,725
Same-store operating revenue(a)	211,919	212,735	394,039	397,359
Same-store operating expense:
Room	40,467	39,585	78,298	77,135
Food and beverage	26,948	27,395	51,790	52,372
Other operating departments	3,834	3,613	7,250	7,025
Other property-related costs	50,058	49,074	98,894	97,894
Management and franchise fees	7,727	7,786	15,151	16,245
Taxes, insurance and lease expense	13,693	12,946	26,409	24,851
Same-store operating expense(a)	142,727	140,399	277,792	275,522
Hotel EBITDA	$69,192	$72,336	$116,247	$121,837
Hotel EBITDA Margin	32.7%	34.0%	29.5%	30.7%
(a) Excludes two hotels held for sale at June 30, 2017.

Reconciliation of Same-store Operating Revenue and Same-store Operating Expense to Total Revenue, Total Operating Expense and Operating Income
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Same-store operating revenue	$211,919	$212,735	$394,039	$397,359
Other revenue	1,324	1,145	1,732	1,832
Revenue from held for sale and sold hotels(a)	7,197	24,026	12,773	48,859
Total revenue	220,440	237,906	408,544	448,050
Same-store operating expense	142,727	140,399	277,792	275,522
Consolidated hotel lease expense(b)	1,430	1,359	2,245	2,161
Unconsolidated taxes, insurance and lease expense	(536)	(517)	(973)	(969)
Corporate expenses	6,281	6,047	13,221	14,447
Depreciation and amortization	27,528	29,177	55,366	58,360
Impairment	10,271	6,333	35,109	6,333
Expenses from held for sale and sold hotels(a)	7,490	19,510	14,787	39,848
Other expenses	7,331	2,142	8,591	2,970
Total operating expense	202,522	204,450	406,138	398,672
Operating income	$17,918	$33,456	$2,406	$49,378

(a)
Under GAAP, we include the operating performance for held for sale and sold hotels in continuing operations in our statements of operations. However, for purposes of our Non-GAAP reporting metrics, we have excluded the results of these hotels to provide a meaningful same-store comparison.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at June 30, 2017, our pro rata share of hotel rooms (excluding two hotels held for sale) after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

		Room Count at
	Hotels	June 30, 2017
Consolidated Hotels	36	11,044
Unconsolidated hotel operations	1	171
Total hotels	37	11,215

50% joint ventures	2	(216)
95% joint venture	1	(17)
Pro rata rooms attributed to joint venture partners		(233)
Pro rata share of rooms owned		10,982

Hotel Operating Statistics

	Occupancy (%)			ADR ($)			RevPAR ($)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Same-store Hotels	2017	2016	%Change	2017	2016	%Change	2017	2016	%Change
Embassy Suites Atlanta-Buckhead	71.7	80.7	(11.2)	144.71	154.42	(6.3)	103.77	124.66	(16.8)
DoubleTree Suites by Hilton Austin	87.1	88.6	(1.7)	224.51	217.74	3.1	195.64	193.01	1.4
Embassy Suites Birmingham	80.6	80.3	0.4	142.04	143.14	(0.8)	114.46	114.88	(0.4)
The Fairmont Copley Plaza, Boston	87.7	83.2	5.4	359.69	366.02	(1.7)	315.32	304.57	3.5
Wyndham Boston Beacon Hill	89.5	86.9	3.0	264.45	258.35	2.4	236.77	224.62	5.4
Embassy Suites Boston-Marlborough	77.1	77.2	(0.1)	164.34	175.60	(6.4)	126.66	135.52	(6.5)
Sheraton Burlington Hotel & Conference Center	73.0	72.0	1.3	125.14	123.44	1.4	91.29	88.86	2.7
The Mills House Wyndham Grand Hotel, Charleston	88.2	91.7	(3.8)	273.10	262.48	4.0	240.95	240.67	0.1
Embassy Suites Dallas-Love Field(1)	81.3	78.5	3.5	147.42	141.99	3.8	119.89	111.52	7.5
Embassy Suites Deerfield Beach-Resort & Spa	83.1	81.3	2.2	172.33	174.71	(1.4)	143.14	142.02	0.8
Embassy Suites Fort Lauderdale 17th Street	82.0	79.9	2.7	152.60	157.06	(2.8)	125.20	125.52	(0.3)
Wyndham Houston-Medical Center Hotel & Suites	74.0	80.3	(7.9)	140.49	152.72	(8.0)	103.98	122.70	(15.3)
The Knickerbocker- New York	84.9	89.9	(5.5)	352.19	336.79	4.6	299.11	302.77	(1.2)
Embassy Suites Los Angeles-International Airport/South	91.5	85.5	7.0	171.29	173.74	(1.4)	156.76	148.63	5.5
Embassy Suites Mandalay Beach-Hotel & Resort	87.9	86.4	1.8	219.95	233.46	(5.8)	193.44	201.60	(4.0)
Embassy Suites Miami-International Airport	80.4	84.5	(4.9)	125.45	130.21	(3.6)	100.88	110.04	(8.3)
Embassy Suites Milpitas-Silicon Valley	82.8	84.8	(2.3)	209.86	203.16	3.3	173.81	172.20	0.9
Embassy Suites Minneapolis-Airport	79.3	78.6	0.8	144.48	157.60	(8.3)	114.55	123.91	(7.6)
Embassy Suites Myrtle Beach-Oceanfront Resort	91.5	85.5	7.0	171.29	173.74	(1.4)	156.76	148.63	5.5
Hilton Myrtle Beach Resort	74.5	74.3	0.2	169.01	158.89	6.4	125.91	118.12	6.6
Embassy Suites Napa Valley	83.2	83.6	(0.4)	264.84	257.77	2.7	220.48	215.39	2.4
Wyndham New Orleans-French Quarter	81.6	81.2	0.4	137.06	151.61	(9.6)	111.82	123.14	(9.2)
Embassy Suites Orlando-International Drive South/Convention Center	83.7	73.3	14.2	164.86	138.31	19.2	137.94	101.34	36.1
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	87.4	91.7	(4.6)	149.69	138.99	7.7	130.84	127.39	2.7
Wyndham Philadelphia Historic District	84.0	85.3	(1.5)	171.11	163.19	4.9	143.78	139.25	3.3
Sheraton Philadelphia Society Hill Hotel	77.9	81.4	(4.3)	192.03	193.05	(0.5)	149.65	157.15	(4.8)
Embassy Suites Phoenix-Biltmore	74.7	70.5	6.0	160.29	159.69	0.4	119.75	112.58	6.4
Wyndham Pittsburgh University Center	79.8	77.7	2.7	146.85	153.69	(4.5)	117.20	119.43	(1.9)
Wyndham San Diego Bayside	80.1	77.9	2.7	162.83	161.97	0.5	130.39	126.25	3.3
Embassy Suites San Francisco Airport-South San Francisco	91.8	89.4	2.8	190.76	208.42	(8.5)	175.21	186.23	(5.9)
Embassy Suites San Francisco Airport-Waterfront	91.7	92.0	(0.3)	206.58	207.43	(0.4)	189.41	190.75	(0.7)
Holiday Inn San Francisco-Fisherman’s Wharf	92.3	89.8	2.7	186.00	207.18	(10.2)	171.63	186.12	(7.8)
San Francisco Marriott Union Square	87.2	90.8	(3.9)	266.56	291.00	(8.4)	232.40	264.08	(12.0)
Wyndham Santa Monica At the Pier	90.2	87.1	3.5	265.81	273.84	(2.9)	239.63	238.44	0.5
Embassy Suites Secaucus-Meadowlands	82.2	79.5	3.5	183.10	188.41	(2.8)	150.56	149.73	0.5
The Vinoy Renaissance St. Petersburg Resort & Golf Club	83.3	83.9	(0.8)	218.24	220.88	(1.2)	181.79	185.39	(1.9)
Same-store Hotels	83.2	82.8	0.4	194.81	197.55	(1.4)	161.98	163.62	(1.0)

Hotel Operating Statistics

	Occupancy (%)			ADR ($)			RevPAR ($)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Same-store Hotels	2017	2016	%Change	2017	2016	%Change	2017	2016	%Change
Embassy Suites Atlanta-Buckhead	72.5	80.8	(10.3)	155.37	156.78	(0.9)	112.68	126.72	(11.1)
DoubleTree Suites by Hilton Austin	86.2	85.7	0.6	237.86	228.52	4.1	205.14	195.94	4.7
Embassy Suites Birmingham	80.0	80.5	(0.6)	138.03	138.46	(0.3)	110.37	111.40	(0.9)
The Fairmont Copley Plaza, Boston	75.1	73.6	2.0	312.43	316.53	(1.3)	234.51	232.97	0.7
Wyndham Boston Beacon Hill	81.4	75.4	8.0	212.86	218.60	(2.6)	173.23	164.74	5.2
Embassy Suites Boston-Marlborough	67.1	71.0	(5.5)	162.69	171.95	(5.4)	109.17	122.04	(10.5)
Sheraton Burlington Hotel & Conference Center	68.3	70.3	(2.8)	109.71	108.67	0.9	74.95	76.36	(1.8)
The Mills House Wyndham Grand Hotel, Charleston	82.7	84.9	(2.6)	248.11	236.39	5.0	205.07	200.65	2.2
Embassy Suites Dallas-Love Field	80.1	81.9	(2.2)	150.50	142.78	5.4	120.62	116.94	3.1
Embassy Suites Deerfield Beach-Resort & Spa	83.3	84.8	(1.8)	212.82	224.15	(5.1)	177.22	189.99	(6.7)
Embassy Suites Fort Lauderdale 17th Street	84.7	86.6	(2.3)	195.54	197.07	(0.8)	165.59	170.75	(3.0)
Wyndham Houston-Medical Center Hotel & Suites	75.8	83.2	(8.8)	152.40	156.30	(2.5)	115.58	130.01	(11.1)
The Knickerbocker- New York	77.3	74.2	4.1	315.56	308.22	2.4	243.85	228.75	6.6
Embassy Suites Los Angeles-International Airport/South	90.7	87.8	3.3	171.21	168.08	1.9	155.26	147.52	5.2
Embassy Suites Mandalay Beach-Hotel & Resort	81.2	81.5	(0.4)	204.75	221.16	(7.4)	166.29	180.29	(7.8)
Embassy Suites Miami-International Airport	83.1	88.0	(5.6)	154.89	165.04	(6.1)	128.65	145.23	(11.4)
Embassy Suites Milpitas-Silicon Valley	81.3	82.8	(1.7)	205.14	207.29	(1.0)	166.83	171.56	(2.8)
Embassy Suites Minneapolis-Airport	72.9	73.7	(1.1)	140.61	151.13	(7.0)	102.48	111.36	(8.0)
Embassy Suites Myrtle Beach-Oceanfront Resort	90.7	87.8	3.3	171.21	168.08	1.9	155.26	147.52	5.2
Hilton Myrtle Beach Resort	60.1	61.2	(1.9)	145.95	138.46	5.4	87.72	84.79	3.5
Embassy Suites Napa Valley	78.3	81.8	(4.3)	230.71	220.76	4.5	180.54	180.47	—
Wyndham New Orleans-French Quarter	79.9	77.5	3.1	148.36	153.40	(3.3)	118.49	118.84	(0.3)
Embassy Suites Orlando-International Drive South/Convention Center	82.4	80.7	2.1	175.29	159.03	10.2	144.48	128.35	12.6
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	88.6	92.0	(3.6)	156.28	152.24	2.7	138.54	140.00	(1.0)
Wyndham Philadelphia Historic District	72.0	70.2	2.6	151.78	148.58	2.1	109.23	104.26	4.8
Sheraton Philadelphia Society Hill Hotel	67.2	68.2	(1.5)	174.96	176.18	(0.7)	117.59	120.20	(2.2)
Embassy Suites Phoenix-Biltmore	75.9	74.3	2.1	195.33	203.61	(4.1)	148.16	151.23	(2.0)
Wyndham Pittsburgh University Center	70.4	66.6	5.7	140.27	144.69	(3.1)	98.73	96.32	2.5
Wyndham San Diego Bayside	79.6	77.7	2.5	160.36	149.61	7.2	127.71	116.28	9.8
Embassy Suites San Francisco Airport-South San Francisco	88.7	87.4	1.5	195.28	202.90	(3.8)	173.19	177.31	(2.3)
Embassy Suites San Francisco Airport-Waterfront	88.2	88.6	(0.5)	210.24	205.97	2.1	185.40	182.50	1.6
Holiday Inn San Francisco-Fisherman’s Wharf	88.6	85.9	3.2	185.73	201.21	(7.7)	164.62	172.85	(4.8)
San Francisco Marriott Union Square	85.2	89.7	(5.0)	293.18	305.12	(3.9)	249.90	273.65	(8.7)
Wyndham Santa Monica at the Pier	87.1	87.4	(0.3)	261.00	266.11	(1.9)	227.41	232.64	(2.2)
Embassy Suites Secaucus-Meadowlands	71.3	67.0	6.3	176.34	181.51	(2.8)	125.66	121.68	3.3
The Vinoy Renaissance St. Petersburg Resort & Golf Club	84.7	86.0	(1.5)	241.55	239.00	1.1	204.70	205.65	(0.5)
Same-store Hotels	79.1	79.4	(0.4)	192.20	193.36	(0.6)	151.99	153.45	(1.0)

Hotel Portfolio
The following table provides room counts for the hotels in which we held an ownership interest at June 30, 2017.

Consolidated Hotels	Rooms
Embassy Suites Atlanta-Buckhead	316
DoubleTree Suites by Hilton Austin	188
Embassy Suites Birmingham	242
The Fairmont Copley Plaza, Boston	383
Wyndham Boston Beacon Hill	304
Embassy Suites Boston-Marlborough	229
Sheraton Burlington Hotel & Conference Center	309
The Mills House Wyndham Grand Hotel, Charleston	216
Embassy Suites Dallas-Love Field	248
Embassy Suites Deerfield Beach-Resort & Spa	244
Embassy Suites Fort Lauderdale 17th Street	361
Wyndham Houston-Medical Center Hotel & Suites	287
Embassy Suites Los Angeles-International Airport/South	349
Embassy Suites Mandalay Beach-Hotel & Resort	250
Embassy Suites Miami-International Airport	318
Embassy Suites Milpitas-Silicon Valley	266
Embassy Suites Minneapolis-Airport	310
Embassy Suites Myrtle Beach-Oceanfront Resort	255
Hilton Myrtle Beach Resort	385
Embassy Suites Napa Valley	205
Wyndham New Orleans-French Quarter	374
The Knickerbocker New York(a)	330
Embassy Suites Orlando-International Drive South/Convention Center	244
DoubleTree Suites by Hilton Orlando-Lake Buena Vista	229
Wyndham Philadelphia Historic District	364
Sheraton Philadelphia Society Hill Hotel	364
Embassy Suites Phoenix-Biltmore	232
Wyndham Pittsburgh University Center	251
Wyndham San Diego Bayside	600
Embassy Suites San Francisco Airport-South San Francisco	312
Embassy Suites San Francisco Airport-Waterfront	340
Holiday Inn San Francisco-Fisherman’s Wharf	585
San Francisco Marriott Union Square	400
Wyndham Santa Monica At the Pier	132
Embassy Suites Secaucus-Meadowlands(b)	261
The Vinoy Renaissance St. Petersburg Resort & Golf Club	361
11,044
Unconsolidated Hotel
Chateau LeMoyne-French Quarter, New Orleans(b)	171

Hotels Held for Sale
Morgans New York	117
Royalton New York	168

(a)	We own a 95% interest in this property.

(b)	We own a 50% interest in this property.

Liquidity and Capital Resources
Operating Activities
For the six months ended June 30, 2017, RevPAR at our same-store hotels decreased 1.0%, as compared to the same period in 2016, driven by a 0.4% decrease in occupancy and a 0.6% decrease in ADR.
At June 30, 2017, we had $58.1 million of cash and cash equivalents, including $41.3 million held by third-party management companies. During the first six months of 2017, our operations (primarily hotel operations) provided $67.2 million in cash compared to $71.6 million for the same period last year. The decline in cash received compared to the prior period is primarily attributable to a decline in our hotel operations (primarily reflecting selling two hotels in the third quarter of 2016), partially offset by a $3.9 million increase in cash received from Wyndham in the current year under Wyndham’s annual adjusted net operating income guaranty, in addition to an increase in operating cash flow reflecting a change in the timing of property taxes made for certain properties.
As discussed herein, on April 23, 2017, we agreed to merge with RLJ, pending stockholder approval. Through the six months ended June 30, 2017, we have incurred $6.3 million in transaction costs, primarily related to the merger, including $5.8 million incurred during the second quarter of 2017 (of which $5.6 million was accrued at June 30, 2017). We expect to incur additional significant costs in connection with completing the mergers.
Investing Activities
During the six months ended June 30, 2017, cash used in investing activities was $47.1 million compared to $38.9 million during the same period last year. Through June 30, 2017, we spent $10.0 million more on renovation and redevelopment projects at our hotels compared to the same period last year, primarily at our Embassy Suites Myrtle Beach-Oceanfront Resort and The Vinoy Renaissance St. Petersburg Resort & Golf Club.
Any future renovations and redevelopments will be funded using operating cash flow, cash on hand and borrowings under our line of credit.
We received gross proceeds of $92 million from the sale of two hotels in the third quarter of 2017, and we incurred approximately $14.0 million in aggregate selling costs.
Financing Activities
During the six months ended June 30, 2017, cash used in financing activities was $9.3 million, $24.9 million less than cash used for the same period last year.
In 2015, our Board approved a stock repurchase program, under which we may spend up to $100 million repurchasing shares of our common stock through October 2017, in accordance with applicable securities laws and other restrictions. During the first six months of 2016, we repurchased 4.1 million shares of common stock for $27.4 million (including commissions) at an average price of $6.61 per share. We did not repurchase any shares during the first six months of 2017. Since the program was authorized, FelCor has repurchased 6.6 million shares for a total of $44.8 million (including commissions) at an average share price of $6.78 per share.
In the current period, we repaid $3.3 million more in debt and drew $1.0 million more under our line of credit compared to the same period last year.
In 2017, we expect to make approximately $3 million of scheduled principal payments and pay $25 million of preferred dividends and $33 million in common dividends (assuming no change to our current quarterly dividend), all of which we expect to fund with operating cash flow and cash on hand.
FelCor LP, our operating partnership, distributes funds to FelCor to pay common and preferred dividends. Our Board determines the amount of common and preferred dividends for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.
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
Interest Rate Caps. To fulfill requirements under one of our loans, we entered into an interest rate cap agreement with an aggregate notional amount of $140 million at June 30, 2016. We did not designate the interest rate cap as a hedge, and it had an insignificant fair value at June 30, 2016, resulting in no significant impact on earnings. We had no outstanding interest rate caps at June 30, 2017 or December 31, 2016.
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

Important Information for Investors and Stockholders
In connection with the proposed Mergers described elsewhere in this Quarterly Report on Form 10-Q, RLJ has filed with the SEC a registration statement on Form S-4 (File No. 333-218439), and RLJ and FelCor have filed with the SEC a definitive joint proxy statement/prospectus, which was first mailed to security holders of RLJ and FelCor on July 18, 2017. RLJ and FelCor filed a supplement to the joint proxy statement/prospectus on August 7, 2017 and plan to file other relevant documents with the SEC regarding the proposed transaction. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS AND ALL RELATED SUPPLEMENTS AND AMENDMENTS THERETO AND ALL OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. You may obtain a free copy of the joint proxy statement/prospectus and all related supplements and amendments and all other relevant documents (if and when they become available) filed by RLJ and FelCor with the SEC at the SEC’s website at www.sec.gov. Copies of the documents filed by RLJ with the SEC will be available free of charge on RLJ’s website at www.rljlodgingtrust.com or by contacting RLJ Investor Relations at ir@rljlodgingtrust.com or at 301-280-7774. Copies of the documents filed by FelCor with the SEC will be available free of charge on FelCor’s website at www.felcor.com or by contacting FelCor Investor Relations at asalami@felcor.com or at 972-444-4967.

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

Participants in the Solicitation
RLJ and FelCor and their respective trustees, directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the proposed merger. You can find information about RLJ’s executive officers and trustees in RLJ’s definitive proxy statement filed with the SEC on March 28, 2017 in connection with its 2017 annual meeting of shareholders and in Form 4s of RLJ’s trustees and executive officers filed with the SEC. You can find information about FelCor’s executive officers and directors in Amendment No. 1 to FelCor’s Annual Report on Form 10-K for the year ended December 31, 2016 on Form 10-K/A filed with the SEC on April 28, 2017 and in Form 4s of FelCor’s directors and executive officers filed with the SEC. Additional information regarding the interests of such potential participants is included in the joint proxy statement/prospectus and other relevant documents filed with the SEC in connection with the proposed merger. You may obtain free copies of these documents from RLJ or FelCor using the sources indicated above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
At June 30, 2017, approximately 84% of our consolidated debt bears fixed-rate interest.
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
Expected Maturity Date
at June 30, 2017
(dollars in thousands)

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$1,314	$2,954	$3,106	$3,245	$3,432	$1,134,823	$1,148,874	$1,212,965
Average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	5.70%	5.69%
Floating-rate:
Debt	$85,000	—	$141,000	—	—	—	$226,000	$227,280
Average interest rate (a)	4.34%	—	4.63%	—	—	—	4.52%
Total debt	$86,314	$2,954	$144,106	$3,245	$3,432	$1,134,823	$1,374,874
Average interest rate	4.35%	4.95%	4.63%	4.95%	4.95%	5.70%	5.50%
Unamortized debt issuance costs							$(14,803)
Debt, net of unamortized debt issuance costs							$1,360,071

(a)	The average floating interest rate considers the implied forward rates in the yield curve at June 30, 2017.

Item 4.	Controls and Procedures.
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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

Four putative class actions have been filed by purported stockholders of FelCor challenging the Mergers. The first suit, styled as George Assad v. FelCor Lodging Trust Inc., et al., No. 1:17-cv-01744-ELH, was filed in the United States District Court for the District of Maryland on June 26, 2017 and is against FelCor, its directors (including Steven R. Goldman, who is also an officer), FelCor LP, RLJ, the Operating Partnership, the REIT Merger Sub, and the Partnership Merger Sub (the “Assad Lawsuit”). The second suit, styled as Martin Johnson v. FelCor Lodging Trust Inc., et al., No. 1:17-cv-01786-ELH, was filed in the United States District Court for the District of Maryland on June 28, 2017, and is against FelCor and its directors (including Steven R. Goldman, who is also an officer) (the “Johnson Lawsuit”). The third suit, styled as Sachs Investment Group v. FelCor Lodging Trust Inc., et al., No. 1:17-cv-01933-ELH, was filed in the United States District Court for the District of Maryland on July 11, 2017, and is against FelCor and its directors (including Steven R. Goldman, who is also an officer) (the “Sachs Lawsuit”). The fourth suit, styled as Judy G. Bagheri v. FelCor Lodging Trust Inc., et al., No. 3:17-cv-01892-C, was filed in the United States District Court for the Northern District of Texas on July 17, 2017 and is against FelCor, its directors (including Steven R. Goldman, who is also an officer), FelCor LP, RLJ, the Operating Partnership, the REIT Merger Sub, and the Partnership Merger Sub (the “Bagheri Lawsuit,” and with the Assad, Johnson, and Sachs Lawsuits, the “Lawsuits”).

The Lawsuits allege that FelCor and its directors violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by disseminating a false and misleading Form S-4 containing a joint proxy statement/prospectus. The Lawsuits further allege that FelCor's directors violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act. The Assad and Bagheri Lawsuits further allege that RLJ violated Section 20(a) of the Exchange Act.

The Lawsuits seek, among other things, injunctive relief preventing the parties from consummating the Mergers, rescission of the transactions contemplated by the Merger Agreement should they be consummated, and litigation costs, including attorneys’ fees. The Johnson Lawsuit and Sachs Lawsuit also seek damages to be awarded to the plaintiff and any class in the event the transactions contemplated by the Merger Agreement are consummated. The Assad Lawsuit also seeks injunctive relief directing the defendants to disseminate a true and complete joint proxy statement/prospectus and declaratory relief that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder.

We dispute the allegations raised in the Lawsuits and will vigorously defend ourselves and related defendants. Because these matters are in the early stages, the timing and resolution of them is uncertain.

Item 1A.    Risk Factors.
Risks Related to the Mergers
The Mergers are subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the Mergers or adversely impact our ability to complete the transactions.

The completion of the Mergers is subject to the satisfaction or waiver of a number of conditions. In addition, under circumstances specified in the Merger Agreement, we or RLJ may terminate the Merger Agreement. In particular, completion of the Mergers requires (i) the approval of the REIT Merger by our common stockholders, or the REIT Merger Proposal, and (ii) the approval of the proposed issuance of RLJ common shares in connection with the REIT Merger by RLJ’s common shareholders, or the RLJ Share Issuance Proposal. If either of these required votes is not obtained at the applicable special meeting (including any adjournment or postponement thereof), either we or RLJ may terminate the Merger Agreement. While it is currently anticipated that the Mergers will be completed shortly after our stockholder meeting to approve the REIT Merger Proposal and RLJ’s shareholder meeting to approve the RLJ Share Issuance Proposal, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied. Accordingly, we cannot provide any assurances with respect to the timing of the closing of the Mergers, whether the Mergers will be completed at all and when FelCor’s stockholders would receive the consideration for the Mergers, if at all.

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

Completion of the Mergers is subject to the satisfaction or waiver of a number of conditions, including approval by RLJ’s shareholders of the RLJ Share Issuance Proposal and approval by FelCor’s stockholders of the REIT Merger Proposal. We cannot guarantee when or if these conditions will be satisfied or that the Mergers will be successfully completed. The consummation of the Mergers may be delayed, the Mergers may be consummated on terms different than those contemplated by the Merger Agreement, or the Mergers may not be consummated at all. If the Mergers are not completed, or are completed on different terms than as contemplated by the Merger Agreement, we could be adversely affected and subject to a variety of risks associated with the failure to complete the Mergers, or to complete the Mergers as contemplated by the Merger Agreement, including the following:

•	our stockholders may be prevented from realizing the anticipated benefits of the Mergers;

•	the market price of our stock could decline significantly;

•	we may experience reputational harm due to the adverse perception of any failure to successfully complete the Mergers;

•	we may be required, under certain circumstances, to pay to RLJ a termination fee or expense amount;

•	we may incur substantial costs relating to the Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

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

Under the terms of the Merger Agreement, we may be required to pay to RLJ a termination fee of $39 million or an expense amount equal to $20 million if the Merger Agreement is terminated under certain circumstances. Circumstances that may require the payment by us of the termination fee include the following: (i) if we terminate to enter into an alternative acquisition agreement with respect to a superior proposal; (ii) if an acquisition proposal to us is pending and the Merger Agreement is terminated because (a) the REIT Merger Proposal was not approved by our stockholders or (b) of a material uncured breach of the Merger Agreement, and, with respect to each of clauses (a) and (b), within 12 months we consummate a transaction regarding or enter into an alternative acquisition agreement with respect to any acquisition proposal; and (iii) if our Board changes its recommendation regarding the REIT Merger Proposal in a manner adverse to RLJ or we enter into an alternative acquisition agreement (with respect to an acquisition proposal or superior proposal). Circumstances that may require the payment by us of the expense amount include the following: (i) if RLJ terminates the Merger Agreement because the REIT Merger Proposal was not approved by our stockholders and (ii) if RLJ terminates the Merger Agreement due only to our material uncured breach. If we pay the expense amount and subsequently become obligated to pay the termination fee, the termination fee will be reduced by the amount of the previously paid expense amount. For purposes of these termination provisions, the term “acquisition proposal” means a proposal for more than 50% of FelCor and the term “superior proposal” means a proposal for more than 50% of FelCor that our Board determines in good faith is more favorable to FelCor and our stockholders from a financial point of view than the transactions contemplated by the Merger Agreement.

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

Four putative class actions have been filed by purported stockholders of FelCor challenging the Mergers. For more information regarding the four putative class actions, see “Item 1.  Legal Proceedings” above. It is possible that the shareholders of either party may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants.  We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims.  If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the consummation of the Mergers in the expected timeframe, or may prevent the Mergers from being consummated altogether.  Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

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

Upon the consummation of the REIT Merger, each share of our common stock (other than shares, if any, held by RLJ, any of RLJ’s subsidiaries or any wholly-owned subsidiaries of FelCor) will be converted into 0.362 common shares of RLJ, or the Common Exchange Ratio, and each share of FelCor Series A Preferred Stock will be converted into one Series A Preferred Share of RLJ, or the Preferred Exchange Ratio. The Common Exchange Ratio and the Preferred Exchange Ratio are referred to herein as the “Exchange Ratios.” The Exchange Ratios are fixed in the Merger Agreement and will not be adjusted for changes in the market price of either RLJ’s common shares or our common stock. Changes in the market price of RLJ’s common shares prior to the REIT Merger will affect the market value of the consideration that our stockholders will receive on the closing date of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond the control of either RLJ or FelCor), including the following factors:

•	market reaction to the announcement of the Mergers;

•	changes in RLJ’s or FelCor’s respective businesses, operations, assets, liabilities and prospects;

•	changes in market assessments of the business, operations, financial position and prospects of either RLJ or FelCor or the combined company;

•	market assessments of the likelihood that the Mergers will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the market prices of RLJ’s common shares and our common stock;

•	the actual or perceived impact of U.S. monetary policy;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and RLJ operate; and

•	other factors beyond the control of either RLJ or FelCor, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of RLJ’s common shares at the closing of the REIT Merger may vary from its price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus prepared in connection with the Mergers, and on the dates of the RLJ’s and FelCor’s special meetings. As a result, the market value of the consideration for the REIT Merger, represented by the Common Exchange Ratio, also will vary.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) FelCor’s Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) FelCor’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016; (iii) FelCor’s Consolidated Statements of Changes in Equity for the six months ended June 30, 2017 and 2016; (iv) FelCor’s Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; (v) FelCor LP’s Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (vi) FelCor LP’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016; (vii) FelCor LP’s Consolidated Statements of Partners’ Capital for the six months ended June 30, 2017 and 2016; (viii) FelCor LP’s Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (ix) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING TRUST INCORPORATED
a Maryland corporation

Date: August 9, 2017	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Treasurer

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: August 9, 2017	By:	/s/ Jeffrey D. Symes
		Name:	Jeffrey D. Symes
		Title:	Senior Vice President, Chief Accounting Officer and Treasurer